Form 10-K
period 1993-11-30
MCCORMICK & CO INC
filed 1994-02-22
CIK 63754

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended November 30, 1993

Commission file number 0-748

                McCORMICK & COMPANY, INCORPORATED
     (Exact name of registrant as specified in its charter)

Maryland                                     52-0408290
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)

18 Loveton Circle
Sparks, Maryland                             21152
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which
                                     registered

Not Applicable                          Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value    Common Stock Non-Voting,
                                   No Par Value
(Title of Class)                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    [ X ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Aggregate market value of the voting stock held by
nonaffiliates of the registrant                       $202,359,567

The aggregate market value indicated above was calculated as follows: The number of shares of voting stock held by nonaffiliates of the registrant as of January 31, 1994 was 8,894,926. This number excludes shares held by the McCormick Profit Sharing Plan and PAYSOP and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 31, 1994, $22.75.

CLASS                              NUMBER OF SHARES    DATE
                                     OUTSTANDING

Common Stock                         13,530,457        1/31/94
Common Stock Non-Voting              67,602,346        1/31/94

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                     PART OF FORM 10-K INTO
                                              WHICH INCORPORATED
Registrant's 1993 Annual Report
to Stockholders                         Part I, Part II, Part IV
Registrant's Proxy Statement
dated 2/16/94                           Part III, Part IV


                             PART I

As used herein, the Registrant means McCormick & Company,
Incorporated and its subsidiaries, unless the context otherwise requires.

ITEM 1. BUSINESS

     The Registrant, a diversified specialty food company, is principally engaged in the manufacture of spices, seasonings, flavorings and other specialty food products and sells such products to the retail food market, the foodservice market and to industrial food processors throughout the world. The Registrant also, through subsidiary corporations, manufactures and markets plastic packaging products for the food, cosmetic and health care industries.

     The Registrant's Annual Report to Stockholders for 1993, which is enclosed as Exhibit 13, contains a description of the general development, during the last fiscal year, of the business of the Registrant, which was formed in 1915 under Maryland law as the successor to a business established in 1889. Pages 7 through 20 of that Report are incorporated by reference. The Registrant's net sales increased 5.8% in 1993 to $1,556,566 due to both sales price and volume changes.

     The Registrant operates in one business segment and has disclosed in Note 10 of the Notes to Consolidated Financial Statements on page 33 of its Annual Report to Stockholders for 1993, which Note is incorporated by reference, the financial information about the business segment required by this Item.

                     SPECIALTY FOOD BUSINESS

     The Registrant's Annual Report to Stockholders for 1993 sets forth a description of the business conducted by the Registrant on pages 7 through 9. Those pages of the Registrant's Annual Report are incorporated by reference.

PRINCIPAL PRODUCTS/MARKETING

     Spices, seasonings, flavorings, and other specialty food products are the Registrant's principal products. Spices, seasonings, flavorings, and other specialty food products accounted for approximately 90% of net sales on a consolidated basis during the three fiscal years ended November 30, 1993. No other product or class of similar products or services contributed as much as 10% to consolidated net sales during the last three fiscal years. The Registrant's efforts will continue to be directed primarily in the area of spices, seasonings, flavorings, and other specialty food products. The Registrant markets its consumer and foodservice products through its own sales organization, food brokers and distributors. In the industrial market, sales are made mostly through the Registrant's own sales force.

PRODUCTS/INDUSTRY SEGMENTS

     The Registrant has not announced or made public information about a new product or industry segment that would require the investment of a material amount of the assets of the Registrant or that otherwise is material.

RAW MATERIALS

     Many of the spices and herbs purchased by the Registrant are imported into the United States from the country of origin, although substantial quantities of particular materials, such as paprika, dehydrated vegetables, onion and garlic, and substantially all of the specialty food ingredients other than spices and herbs, originate in the United States. Some of the imported materials are purchased from dealers in the United States. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from the countries of origin. The principal purpose of such purchases is to satisfy the Registrant's own needs. The Registrant also sells imported raw materials to other food processors.

     The raw materials most important to the Registrant are onion, garlic and capsicums (paprika and chili peppers), which are produced in the United States, black pepper, most of which originates in India, Indonesia, Malaysia and Brazil, and vanilla beans, a large proportion of which the Registrant obtains from the Malagasy Republic and Indonesia.

TRADEMARKS, LICENSES AND PATENTS

     The Registrant owns a number of registered trademarks, which in the aggregate may be material to the Registrant's business. However, the loss of any one of those trademarks, with the exception of the Registrant's McCormick and Schilling trademarks, would not have a material adverse impact on the Registrant's business. The McCormick and Schilling trademarks are extensively used by the Registrant in connection with the sale of a substantial number of the Registrant's products in the United States. The McCormick and Schilling trademarks are registered and used in various foreign countries as well. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

     The Registrant has entered into a number of license agreements authorizing the use of its trademarks by persons in foreign countries. In the aggregate, the loss of those license agreements would not have a material adverse impact on the Registrant's business. The terms of the license agreements are generally 3 to 5 years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

     The Registrant owns various patents, but they are not viewed as material to the Registrant's business.

SEASONAL NATURE OF BUSINESS

     Historically, the Registrant's sales and profits are lower in the first two quarters of the fiscal year and increase in the third and fourth quarters.

WORKING CAPITAL

     In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the second and third quarters. In common with other companies, the Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper.

CUSTOMERS

     The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1993. In the same year, sales to the five largest customers represented approximately 20% of consolidated net sales.

BACKLOG ORDERS

     The dollar amount of backlog orders of the Registrant's specialty food business is not material to an understanding of the Registrant's business, taken as a whole.

GOVERNMENT CONTRACTS

     No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

COMPETITION

     Although the Registrant is a leader in sales of certain spices and seasoning and flavoring products, and is the largest producer and distributor of dehydrated onions and garlic in the United States, its business is highly competitive. For further discussion, see pages 12 and 14 of the Registrant's Annual Report to Stockholders for 1993, which pages are incorporated by reference.

RESEARCH AND QUALITY CONTROL

     The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1993, 1992 and 1991 were approximately $38,226,000, $35,968,000 and $33,052,000, respectively. Of these amounts, expenditures for research and development amounted to $12,259,000 in 1993, $11,844,000 in 1992 and $11,438,000 in l991. The amount spent on customer-sponsored research activities is not material.

ENVIRONMENTAL REGULATIONS

     Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. No material capital expenditures for environmental control facilities are expected to be made during this fiscal year or the next.

EMPLOYEES

     The Registrant had on average approximately 8,600 employees during fiscal year 1993.


FOREIGN OPERATIONS

     International businesses have made significant contributions to the Registrant's growth and profits. In common with other companies with foreign operations, the Registrant is subject in varying degrees to certain risks typically associated with doing business abroad, such as local economic and market conditions, exchange and price controls, restrictions on investment, royalties and dividends and exchange rate fluctuations.

     Note 10 of the Notes to Consolidated Financial Statements on page 33 of the Registrant's Annual Report to Stockholders for 1993 contains the information required by subsection (d) of Item 101 of Regulation S-K, which Note is incorporated by reference.

PACKAGING OPERATIONS

     The Registrant's Annual Report to Stockholders for 1993 sets forth a description of the Registrant's packaging group on page 9, which page is incorporated by reference. Setco, Inc. and Tubed Products, Inc., which comprise Registrant's packaging group, are wholly owned subsidiaries of the Registrant and are, respectively, manufacturers of plastic bottles and plastic squeeze tubes.

     Substantially all of the raw materials used in the packaging business originate in the United States. The market for plastic packaging is highly competitive. The Registrant is the largest single customer of the packaging group. All intracompany sales have been eliminated from the Registrant's consolidated financial statements.

ITEM 2.  PROPERTIES

     The location and general character of the Registrant's principal plants and other materially important physical properties are as follows:

     (a) CONSUMER PRODUCTS

     A plant is located in Hunt Valley, Maryland on approximately 52 acres in the Hunt Valley Business Community. This plant contains approximately 540,000 square feet and is owned in fee. A plant of approximately 475,000 square feet located in Salinas, California is owned in fee and a plant of approximately 108,000 square feet located in Commerce, California is leased. These plants are used for processing, packaging and distributing spices and other food products.

     (b) INDUSTRIAL PRODUCTS

          (i) A plant complex is located in Gilroy, California consisting of connected and adjacent buildings owned in fee and providing approximately 894,000 square feet of space for milling, dehydrating, packaging, warehousing and distributing onion, garlic and capsicums. Adjacent to this plant complex is a 4.3 acre cogeneration facility which supplies steam to the dehydration business as well as electricity to Pacific Gas & Electric Company. The cogeneration facility was financed with an installment note secured by the property and equipment. This note is non-recourse to the Registrant.

          (ii) The Registrant has two principal plants devoted to industrial flavoring products in the United States. A plant of 102,000 square feet is located in Hunt Valley, Maryland and is owned in fee. A plant of 102,400 square feet is located in Dallas, Texas and is owned in fee.

     (c) SPICE MILLING

     Located adjacent to the consumer products plant in Hunt Valley is a spice milling and cleaning plant which is owned in fee by the Registrant and contains approximately 185,000 square feet. This plant services all food product groups of the Registrant. Much of the milling and grinding of raw materials for Registrant's seasoning products is done in this facility.

     (d)  PACKAGING PRODUCTS

     The Registrant has four principal plants which are devoted to the production of plastic containers. The facilities are located in California, Massachusetts, New York and New Jersey, and range in size from 178,000 to 280,000 square feet. The plants in New York and New Jersey are leased and part of the Massachusetts facility was financed through an industrial revenue bond which is still outstanding.

     (e)  INTERNATIONAL

     The Registrant has a plant in London, Ontario which is devoted to the processing, packaging an distribution of food products. This facility is approximately 145,000 square feet and is owned in fee.


     (f) RESEARCH AND DEVELOPMENT

     The Registrant has a facility in Hunt Valley, Maryland which houses the corporate research and development laboratories and the technical capabilities of the industrial division. The facility is approximately 200,000 square feet and is owned in fee.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of Registrant's fiscal year 1993 to a vote of security holders.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Registrant has disclosed at page 19 of its Annual Report to Stockholders for 1993, which page is incorporated by reference, the information relating to the market, market quotations, and dividends paid on Registrant's common stocks required by this Item.

     The approximate number of holders of common stock of the
Registrant based on record ownership as of January 31, 1994 was as follows:
                                   Approximate Number
  Title of Class                   of Record Holders

  Common Stock, no par value            2,075
  Common Stock Non-Voting,             10,892
    no par value

ITEM 6.  SELECTED FINANCIAL DATA

     The Registrant has disclosed the information required by this
Item in the Historical Financial Summary of its Annual Report to
Stockholders for 1993 at page 20, which page is incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The Registrant's Annual Report to Stockholders for 1993 at pages 11 through 19 contains a discussion and analysis of the Company's financial condition and results of operations for the three fiscal years ended November 30, 1993. Said pages are incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data for McCormick & Company, Incorporated are included on pages 21 through 34 of the Annual Report to Stockholders for 1993, which pages are incorporated by reference. The report of independent auditors from Ernst & Young on such financial statements is included on page 35 of the Annual Report to Stockholders for 1993; supplemental schedules for 1991, 1992 and 1993 are included on pages 14 through 19 of this Report on Form 10-K.

     The unaudited quarterly data required by Item 302 of Regulation S-K is included in Note 11 of the Notes to Consolidated Financial Statements at page 34 of the Registrant's Annual Report to Stockholders for 1993, which Note is incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     No response is required to this item.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 16, 1994, which sets forth the information required by this Item at pages 3 through 9, which pages are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson and Donald A. Palumbo are also executive officers of the Registrant.

     Mr. Anderson is 47 years old and has had the following work experience during the last five years: 1/92 to present - Vice President and Controller; 3/91 to 1/92 - President and Chairman of the Board - Golden West Foods, Inc. (a subsidiary of the Company); 4/89 to 3/91 - Vice President - Food Service & Industrial
Groups.

     Mr. Palumbo is 51 years old and has been the Company's Vice
President and Treasurer since January 1988.

ITEM 11.  EXECUTIVE COMPENSATION

     The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 16, 1994, which sets forth the information required by this Item at pages 9 through 17, which pages are incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 16, 1994 which sets forth the information required by this Item at pages 4 through 7, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 16, 1994 which sets forth the information required by this Item at page 7, which page is incorporated by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

     (a)  The following documents are filed as a part of this
Form:

          1. The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page
               13 below.

          2.   The financial statement schedules required by Item
               8 of this Form which are listed in the Table of Contents appearing on page 13 below.

          3. The exhibits which are filed as a part of this Form and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages
               20 and 21 of this Report.

     (b) The Registrant filed two reports during the last quarter on Form 8-K dated September 9, 1993 and November 18, 1993 respectively, both of which reported the issuance of a press release.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY,  INCORPORATED


By:  /s/ Bailey A. Thomas
         Bailey A. Thomas
         Chairman of the Board &
         Chief Executive Officer        February 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Bailey A. Thomas  Chairman of the Board &
    Bailey A. Thomas  Chief Executive Officer     February 21,1994

PRINCIPAL FINANCIAL OFFICER:

/s/ James A. Hooker  Vice President &
    James A. Hooker  Chief Financial
                       Officer                    February 21, 1994

PRINCIPAL ACCOUNTING OFFICER:

/s/ J. Allan Anderson  Vice President &
    J. Allan Anderson  Controller                 February 21, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:                           DATE:

/s/ James J. Albrecht                             February 21, 1994
    James J. Albrecht

/s/ H. Eugene Blattman                            February 21, 1994
    H. Eugene Blattman

/s/ James S. Cook                                 February 21, 1994
    James S. Cook

/s/ Harold J. Handley                             February 21, 1994
    Harold J. Handley

/s/ James A. Hooker                               February 21, 1994
    James A. Hooker

/s/ George W. Koch                                February 21, 1994
    George W. Koch

/s/ Charles P. McCormick, Jr.                     February 21, 1994
    Charles P. McCormick, Jr.

/s/ George V. McGowan                             February 21, 1994
    George V. McGowan

/s/ Carroll D. Nordhoff                           February 21, 1994
    Carroll D. Nordhoff

/s/ Richard W. Single, Sr.                        February 21, 1994
    Richard W. Single, Sr.

/s/ William E. Stevens                            February 21, 1994
    William E. Stevens

/s/ Bailey A. Thomas                              February 21, 1994
    Bailey A. Thomas

/s/ Karen D. Weatherholtz                         February 21, 1994
    Karen D. Weatherholtz



                      CROSS REFERENCE SHEET


PART      ITEM                          REFERENCED MATERIAL/PAGE(S)

PART I    Item 1.   Business            Registrant's 1993 Annual
                                        Report to Stockholders/
                                        Pages 7-20 and 33.

          Item 2.   Properties          None.

          Item 3.   Legal               None.
                    Proceedings

          Item 4.   Submission of       None.
                    Matters to a
                    Vote of Security
                    Holders.

PART II   Item 5.   Market for the      Registrant's 1993 Annual
                    Registrant's        Report to Stockholders/
                    Common Equity       Page 19.
                    and Related
                    Stockholder Matters.

          Item 6.   Selected Financial  Registrant's 1993
                    Data.               Annual Report to
                                        Stockholders/Page 20.

          Item 7.   Management's        Registrant's 1993 Annual
                    Discussion and      Report to Stockholders/
                    Analysis of         Pages 11-19.
                    Financial Condition
                    and Results of
                    Operations.

          Item 8.   Financial           Registrant's 1993 Annual
                    Statements and      Report to Stockholders/
                    Supplementary       Pages 21-35 and Pages
                    Data.               14-19 of this Report.

Item 9.             Changes in and      None.
                    Disagreements with
                    Accountants on
                    Accounting and
                    Financial Disclosure.

PART III  Item 10.  Directors and       Registrant's Proxy
                    Executive Officers Statement dated February of the Registrant. 16, 1994/Pages 3-9.

          Item 11.  Executive           Registrant's Proxy
                    Compensation.       Statement dated February
                                        16, 1994/Pages 9-17.

          Item 12.  Security Ownership  Registrant's Proxy
                    of Certain          Statement dated
                    Beneficial          February 16, 1994/Pages
                    Owners and          4-7.
                    Management.

          Item 13.  Certain             Registrant's Proxy
                    Relationships       Statement and Related
                    Transactions.       dated February 16, 1994/
                                        Page 7.

PART IV   Item 14.  Exhibits,           See Exhibit Index pages 20
                    Financial           and 21 and the Table of
                    Statement           Contents at page 13 of this
                    Schedules and       Report.
                    Reports on
                    Form 8-K.


                McCORMICK & COMPANY, INCORPORATED

                        TABLE OF CONTENTS
                     AND RELATED INFORMATION


Included in the Company's 1993 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

     Consolidated Balance Sheets, November 30, 1993 and 1992 Consolidated Statements of Income for the Years Ended
       November 30, 1993, 1992 and 1991
     Consolidated Statements of Shareholders Equity for the Years
       Ended November 30, 1993, 1992 and 1991
     Consolidated Statements of Cash Flows for the Years Ended
       November 30, 1993, 1992 and 1991
     Notes to Consolidated Financial Statements, November 30, 1993 Report of Independent Auditors

Included in Part IV of This Annual Report:

Supplemental Financial Schedules:

  II  -   Amounts Receivable From Related Parties and Underwriters,
            Promoters, and Employees Other Than Related Parties

  V  -    Property, Plant and Equipment

 VI  -    Accumulated Depreciation and Amortization of Property,
            Plant and Equipment

VIII  -   Valuation and Qualifying Accounts

  IX  -   Short-Term Borrowings

   X  -   Supplementary Income Statement Information

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.


               *Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 1993 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 1993 accompanies this Annual Report Form 10-K.


                                            McCORMICK & COMPANY, INCORPORATED         SUPPLEMENTAL FINANCIAL SCHEDULE II
                                   AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,        CONSOLIDATED
                          PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

COLUMN A                                COLUMN B       COLUMN C        COLUMN D     COLUMN D      COLUMN E     COLUMN E
                                                                                                         BALANCE
                                        BALANCE                        DEDUCTIONS   DEDUCTIONS       AT END OF PERIOD
                                        AT                             (1)           (2)                        (2)
                                        BEGINNING                      AMOUNTS       AMOUNTS        (1)         NOT
                                        OF PERIOD      ADDITIONS       COLLECTED    WRITTEN OFF    CURRENT      CURRENT

NAME OF DEBTOR

Year Ended November 30, 1993:
James E. Angelo
interest @ federal rate (AFR)
receivable, due on Sale of Prop.        $220,000         -0-              -0-           -0-          -0-          $220,000

Bailey A. Thomas
interest @ Company's short-term
borrowing rate
receivable, due On Demand*                 -0-         $150,000        $150,000         -0-          -0-            -0-

Year Ended November 30, 1992:
George E. Clausen
interest @ federal rate (AFR)
receivable, due On Demand              $320,000          -0-           $320,000         -0-          -0-            -0-

James E. Angelo
interest @ federal rate (AFR)
receivable, due on Sale of Prop.       $220,000          -0-              -0-           -0-          -0-          $220,000

Robert J. Lawless
non-interest bearing receivable,
due on Sale of Property                $180,000          -0-           $180,000         -0-          -0-             -0-

James Merritt
non-interest bearing receivable,
due on Sale of Property                   -0-         $105,000         $105,000         -0-          -0-             -0-

Year Ended November 30, 1991:
George E. Clausen
interest @ federal rate (AFR)
receivable, due On Demand             $320,000           -0-              -0-           -0-          -0-          $320,000

James E. Angelo
interest @ federal rate (AFR)
receivable, due on Sale of Prop.      $220,000           -0-              -0-           -0-          -0-          $220,000

Gilbert A. Wheeler
interest @ prime rate
receivable, due On Demand             $110,000           -0-           $110,000         -0-          -0-             -0-

Robert J. Lawless
non-interest bearing receivable,
due on Sale of Property                  -0-          $180,000            -0-           -0-       $180,000           -0-

*The loan was repaid by Mr. Thomas within 5 days.


                    McCORMICK & COMPANY, INCORPORATED     SUPPLEMENTAL FINANCIAL SCHEDULE V
                      PROPERTY, PLANT AND EQUIPMENT           CONSOLIDATED

COLUMN A                           COLUMN B       COLUMN C           COLUMN D           COLUMN E            COLUMN F

                                  BALANCE AT                                             OTHER              BALANCE
                                  BEGINNING       ADDITIONS                             CHANGES-            AT END
CLASSIFICATION                    OF YEAR         AT COST          RETIREMENTS        ADD (DEDUCT)          OF YEAR

YEAR ENDED NOVEMBER 30, 1993:
  Land and improvements.........  $ 27,199,000   $   740,000        $   375,000        $ 1,265,000 (A)    $ 28,566,000
                                                                                          (247,000)(C)
                                                                                           (16,000)(D)
Buildings and improvements....     166,362,000    29,590,000          1,196,000          4,965,000 (A)     199,621,000
                                                                                           192,000 (C)
                                                                                          (292,000)(D)
Machinery and equipment.......     433,040,000    56,463,000          7,817,000         14,677,000 (A)     494,143,000
                                                                                            56,000 (C)
                                                                                        (2,276,000)(D)
Construction in progress......     43,370,000    (10,730,000)              -              (148,000)(D)      32,492,000

          TOTAL................. $669,971,000    $76,063,000        $ 9,388,000        $18,176,000        $754,822,000

YEAR ENDED NOVEMBER 30, 1992:
  Land and improvements......... $ 24,537,000    $   301,000        $    44,000        $ 2,500,000 (A)    $ 27,199,000
                                                                                           (89,000)(D)
                                                                                            (6,000)(C)
Buildings and improvements....    151,980,000     10,490,000            855,000          4,746,000 (A)     166,362,000
                                                                                          (122,000)(F)
                                                                                           120,000 (D)
                                                                                             3,000 (C)

Machinery and equipment.......    398,163,000     49,933,000         20,020,000          5,359,000 (A)     433,040,000
                                                                                           450,000 (C)
                                                                                          (553,000)(F)
                                                                                          (292,000)(D)
Construction in progress......     30,627,000     18,639,000 (B)                        (5,896,000)(D)      43,370,000

          TOTAL................. $605,307,000    $79,363,000        $20,919,000        $ 6,220,000        $669,971,000

YEAR ENDED NOVEMBER 30, 1991:
  Land and improvements......... $ 21,489,000    $ 3,401,000        $   133,000        $    10,000 (D)    $ 24,537,000
                                                                                          (230,000)(F)
Buildings and improvements....    130,374,000     25,503,000          1,586,000            198,000 (C)     151,980,000
                                                                                          (312,000)(D)
                                                                                        (2,197,000)(F)
Machinery and equipment.......    373,939,000     44,653,000         12,084,000          2,410,000 (A)     398,163,000
                                                                                           198,000 (C)
                                                                                        (2,271,000)(D)
                                                                                        (8,682,000)(F)
Construction in progress......     30,573,000       (96,000) (B)                           150,000 (D)      30,627,000

          TOTAL................. $556,375,000   $73,461,000        $13,803,000        $(10,726,000)       $605,307,000

Notes:  (A) Assets of purchased businesses.      (B) Net change in account.            (C)  Other adjustments.
        (D) Effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries in accordance with FASB Statement 52, "Foreign Currency Translation."
        (E) Generally, asset lives for depreciation are 40 years for buildings, 2 to 12 years for machinery and equipment.
        (F) Assets of business disposals.






                                                                                      SUPPLEMENTAL FINANCIAL SCHEDULE VI
                                                                                               CONSOLIDATED

                                            McCORMICK & COMPANY, INCORPORATED

                       ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
COLUMN A                           COLUMN B       COLUMN C           COLUMN D           COLUMN E            COLUMN F

                                  BALANCE AT      ADDITIONS                              OTHER              BALANCE
                                  BEGINNING    CHARGED TO COSTS                         CHANGES-            AT END
                                   OF YEAR       AND EXPENSES       RETIREMENTS       ADD (DEDUCT)          OF YEAR
CLASSIFICATION

YEAR ENDED NOVEMBER 30, 1993:
  Land and improvements.........  $  1,639,000   $   195,000        $   73,000         $                  $  1,761,000
  Buildings and improvements....    45,373,000     6,452,000           652,000             112,000 (A)      51,279,000
                                                                                            (6,000)(B)
Machinery and equipment......      204,438,000    40,055,000         7,073,000          (1,252,000)(A)     236,172,000
                                                                                             4,000 (B)

          TOTAL.................  $251,450,000   $46,702,000        $7,798,000         $(1,142,000)       $289,212,000

YEAR ENDED NOVEMBER 30, 1992:
  Land and improvements.........  $  1,477,000   $   197,000        $    32,000        $    (3,000) (A)   $  1,639,000
  Buildings and improvements....    40,942,000     5,556,000            673,000           (398,000) (A)     45,373,000
                                                                                           (15,000) (B)
                                                                                           (39,000) (C)
Machinery and equipment.......     184,363,000    34,280,000         11,961,000         (2,054,000) (A)    204,438,000
                                                                                            29,000  (B)
                                                                                          (219,000) (C)

          TOTAL.................  $226,782,000   $40,033,000        $12,666,000        $(2,699,000)       $251,450,000

YEAR ENDED NOVEMBER 30, 1991:
  Land and improvements.........  $  1,444,000   $   127,000        $    15,000        $     1,000 (A)   $  1,477,000
                                                                                           (80,000)(B)
Buildings and improvements....      37,099,000     4,939,000          1,269,000             15,000 (A)     40,942,000
                                                                                           287,000 (B)
                                                                                          (129,000)(C)
Machinery and equipment.......     163,849,000    31,980,000         10,378,000           (316,000)(A)    184,363,000
                                                                                         2,253,000 (B)
                                                                                        (3,025,000)(C)

          TOTAL.................  $202,392,000   $37,046,000        $11,662,000        $  (994,000)      $226,782,000


Notes:  (A)  Effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries in accordance with FASB Statement 52, "Foreign Currency Translation."
        (B)  Other adjustments.
        (C)  Assets of business disposals.

                                                                                      SUPPLEMENTAL FINANCIAL SCHEDULE VIII
                                                                                               CONSOLIDATED


                                            McCORMICK & COMPANY, INCORPORATED

                                            VALUATION AND QUALIFYING ACCOUNTS
                COLUMN A                         COLUMN B     COLUMN C      COLUMN C      COLUMN D        COLUMN E

                                                              ADDITIONS     ADDITIONS
                                                  BALANCE     CHARGED       CHARGED
                                                    AT        TO COSTS        TO                          BALANCE
                                                  BEGINNING      AND         OTHER                        AT END
                                                  OF YEAR     EXPENSES      ACCOUNTS     DEDUCTIONS (A)   OF YEAR
   DESCRIPTION

YEAR ENDED NOVEMBER 30, 1993
  Deducted from assets to which they apply:
    Allowance for doubtful receivables.......   $2,651,000    $  355,000    $            $  476,000      $2,530,000

YEAR ENDED NOVEMBER 30, 1992
  Deducted from assets to which they apply:
    Allowance for doubtful receivables.......   $3,465,000    $  364,000                 $1,178,000      $2,651,000

YEAR ENDED NOVEMBER 30, 1991
  Deducted from assets to which they apply:
    Allowance for doubtful receivables.......   $2,521,000    $1,682,000                 $  738,000      $3,465,000







Notes:

  (A)  Accounts written off net of recoveries.


                                                                                      SUPPLEMENTAL FINANCIAL SCHEDULE IX
                                                                                          CONSOLIDATED


                                            McCORMICK & COMPANY, INCORPORATED

                                                  SHORT-TERM BORROWINGS
           COLUMN A                COLUMN B       COLUMN C           COLUMN D           COLUMN E            COLUMN F

                                                                     MAXIMUM            AVERAGE             WEIGHTED
          CATEGORY OF                                                AMOUNT             AMOUNT              AVERAGE
          AGGREGATE               BALANCE        WEIGHTED         OUTSTANDING        OUTSTANDING        INTEREST RATE
          SHORT-TERM              AT END OF       AVERAGE          DURING THE         DURING THE          DURING THE
          BORROWINGS                YEAR        INTEREST RATE         YEAR             YEAR (A)             YEAR (B)
YEAR ENDED NOVEMBER 30, 1993:
  Commercial Paper (C)........    $ 70,000,000     3.29%            $265,000,000       $177,916,000          3.38%
  Bank Loans - Domestic (D)...       4,000,000     3.30               87,999,000         22,725,000          3.23
  Bank Loans - Foreign (D)(E).       2,389,000    25.08               23,876,000         13,420,000         12.59
    TOTAL.....................    $ 76,389,000

YEAR ENDED NOVEMBER 30, 1992:
  Commercial Paper (C)........    $ 95,000,000     3.73%            $206,500,000       $140,750,000          4.25%
  Bank Loans - Domestic (D)...       6,100,000     3.50               55,875,000         27,932,000          4.07
  Bank Loans - Foreign (D)....      10,457,000     9.93               17,971,000         11,680,000          9.29
    TOTAL.....................    $111,557,000

YEAR ENDED NOVEMBER 30, 1991:
  Commercial Paper (C)........    $ 20,000,000     5.31%            $ 68,410,000       $ 42,686,000          6.41%
  Bank Loans - Domestic (D)...      19,300,000     4.92               80,000,000         32,473,000          6.29
  Bank Loans - Foreign (D)....       4,364,000    14.00                8,362,000          6,042,000         16.00
    TOTAL.....................    $ 43,664,000


NOTES:

(A)  The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(B)  Weighted average interest rate was calculated by dividing interest expense by the average amount outstanding during the period.
(C)  Commercial paper maturity dates range generally sixty days or less from the date of issue with no provision for the extension of maturity.
(D)  See Note 3 to Financial Statements for general terms of aggregate short-term borrowings.
(E)  Approximately 55% of the end of year balance was from Venezuelan loans bearing interest rates ranging from 7.6%-64.0%.
     Approximately 6% of the average amount outstanding was from Venezuelan loans.

                                                                           SUPPLEMENTAL FINANCIAL SCHEDULE X
                                                                                CONSOLIDATED





                                  McCORMICK & COMPANY, INCORPORATED

                              SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  FOR THE THREE YEARS ENDED NOVEMBER 30, 1993


            COLUMN A                                COLUMN B

              ITEM                       CHARGED TO COSTS AND EXPENSES

                                       1993           1992            1991
Maintenance and repairs..........  $25,232,000    $23,822,000     $21,254,000





NOTE:

  Amounts for advertising, depreciation and amortization of intangible assets,   royalties and taxes other than payroll and
income taxes are not presented as   such amounts are less than 1% of total sales.




                          EXHIBIT INDEX

ITEM 601
EXHIBIT NUMBER                               REFERENCE OR PAGE

(2)  Plan of acquisition, reorganization,
     arrangement, liquidation or succession  Not applicable.

(3)  Articles of Incorporation and By-Laws

     Restatement of Charter of McCormick     Incorporated by
     & Company Incorporated - Restated and   reference from
     Amended  as of September 21, 1987.      Registrant's Report on
                                             Form 10-K for the
                                             fiscal year of 1990
                                             as filed with the
                                             Securities and
                                             Exchange Commission on
                                             February 18, 1991.

     By-laws of McCormick & Company          Incorporated by
     Incorporated - Restated and Amended     reference from
     as of September 21, 1987.               Registrant's
                                             Report on Form 10-K
                                             for the fiscal year of
                                             1989 as filed with the
                                             Securities and
                                             Exchange Commission on
                                             February 20, 1990.

(4) Instruments defining the rights of       With respect to rights
     security holders, including             of holders of equity
     indentures                              securities, see
                                             Exhibit 3 (Restatement
                                             of Charter).  No
                                             instrument of
                                             Registrant with
                                             respect to long-term
                                             debt involves an
                                             amount of authorized
                                             securities which
                                             exceeds 10 percent
                                             of the total assets of
                                             the Registrant and its
                                             subsidiaries on a
                                             consolidated basis.
                                             Registrant agrees to
                                             furnish a copy of any
                                             such instrument upon
                                             request of the
                                             Commission.

(9)  Voting trust agreement                  Not applicable.

(10) Material contracts                      Registrant's
                                             supplemental pension
                                             plan for certain
                                             senior officers is
                                             described in the
                                             McCormick Supplemental
                                             Executive Retirement
                                             Plan, a copy of which
                                             was attached as
                                             Exhibit 10.1 to the
                                             Registrant's Report on
                                             Form 10-K for the
                                             fiscal year 1992 as
                                             filed with the
                                             Securities and
                                             Exchange Commission on
                                             February 17, 1993,
                                             which report is
                                             incorporated by
                                             reference. Stock
                                             option plans, in which
                                             directors, officers
                                             and certain other
                                             management employees
                                             participate, are
                                             described in the
                                             Registrant's S-8
                                             Registration
                                             Statements Nos.
                                             2-96166, 33-33725 and
                                             33-39582 filed with
                                             the Securities and
                                             Exchange Commission on
                                             March 1, 1985, March
                                             2, 1990 and March 25,
                                             1991, respectively,
                                             which statements are
                                             incorporated by
                                             reference.

(11) Statement re computation of per-        Page 22 of this Report
     share earnings                          on Form 10-K.

(12) Statements re computation of ratios     Pages 14-18 of Exhibit
                                             13.

(13) Annual Report to Security Holders

     McCormick & Company, Incorporated       Bound separately with
     Annual Report to Stockholders for       separately numbered
     1993.                                   pages.

(16) Letter re change in certifying          Not applicable.
     accountant

(18) Letter re change in accounting          Not applicable.
     principles

(21) Subsidiaries of the Registrant          Page 38 of Exhibit
                                             13.

(22) Published report regarding matters      Not applicable.
     submitted to vote of securities holders

(23) Consent of independent auditors         Page 23 of this Report
                                             on Form 10-K.

(24) Power of attorney                       Not applicable.

(27) Financial Data Schedule                 Not applicable.

(28) Information from reports furnished      Not applicable.
     to state insurance regulatory authorities

(99) Additional exhibits                     Registrant's
                                             definitive Proxy
                                             Statement dated
                                             February 16, l994.

                                             Information furnished
                                             pursuant to Rule
                                             15d-21 on Form 10-K/A,
                                             to be filed not later
                                             than May 28, l994.