Form 10-Q
period 1994-02-28
MCCORMICK & CO INC
filed 1994-04-08
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  February 28, 1994   Commission File Number 0-748





                McCORMICK & COMPANY, INCORPORATED
     (Exact name of registrant as specified in its charter)


          MARYLAND                                52-0408290
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


18 Loveton Circle, P. O. Box 6000, Sparks, MD       21152-6000
  (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (410) 771-7301



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for
the past 90 days.   Yes  X    No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                        February 28, 1994

     Common Stock                            13,603,000

     Common Stock Non-Voting                 67,768,000




                     McCORMICK & COMPANY, INCORPORATED

                                   INDEX




                                                                Page No.

Part I.   FINANCIAL INFORMATION



        Condensed Consolidated Balance Sheets                      2



        Condensed Consolidated Statements of Income                3



        Condensed Consolidated Statements of Cash Flows            4



        Notes to Condensed Consolidated Financial Statements      5, 6, 7



        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8, 9




 Part II.  OTHER INFORMATION                                       10












                          PART I.  FINANCIAL INFORMATION
                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 Feb. 28,  Feb. 28,   Nov. 30,
ASSETS                                            1994       1993      1993
  Current Assets
     Cash and cash equivalents                $   18,201   $  5,647$   12,838
     Accounts receivable - net                   159,968    140,161   175,101
     Inventories
        Raw materials                            113,830    101,650   105,713
        Work in process                           48,403     38,717    36,418
        Finished goods                           168,843    137,321   179,120
                                                 331,076    277,688   321,251
     Prepaid expenses                             13,369     16,591    17,960
     Deferred income taxes                        13,003      6,382    13,003

        Total current assets                     535,617    446,469   540,153

  Investments                                     66,097     40,329    45,728
  Property - net                                 474,247    429,938   465,610
  Excess cost of acquisitions - net              134,330    120,064   130,638
  Prepaid allowances                             146,902    141,348   126,399
  Other assets                                     4,569      4,364     4,708

        Total assets                          $1,361,762 $1,182,512$1,313,236

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Notes payable                            $  171,350   $240,790$   76,389
     Current portion of long-term debt             8,275      5,084     8,299
     Outstanding checks                           12,062     13,543    25,401
     Accounts payable, trade                      95,621     79,918   113,884
     Accrued payroll                              15,742     18,030    29,781
     Accrued sales allowances                     25,719     19,743    31,240
     Other accrued expenses and liabilities       81,694     82,228    90,980
     Income taxes                                 17,780     11,074    16,893

        Total current liabilities                428,243    470,410   392,867

  Long-term debt                                 343,562    198,810   346,436
  Deferred income taxes                           39,959     38,013    39,006
  Employee benefit liabilities                    67,670     54,315    63,875
  Other liabilities                                4,959      4,837     4,231
        Total liabilities                        884,393    766,385   846,415

  Shareholders' Equity
     Common Stock, no par value                   50,944     47,867    53,470
     Common Stock Non-Voting, no par value        98,919     83,649    93,047
     Retained earnings                           336,616    289,467   330,327
     Foreign currency translation adjustments     (9,110)    (4,856)  (10,023)

        Total shareholders' equity               477,369    416,127   466,821

        Total liabilities and shareholders'
           equity                             $1,361,762 $1,182,512$1,313,236

                       See notes to financial statements.

                                       (2)

                     McCORMICK & COMPANY, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            (Dollars In Thousands Except Per Share Amounts)




                                           Three Months Ended
                                      February 28,     February 28,
                                          1994             1993

Net sales                               $367,723         $339,585

Costs of goods sold                      234,952          216,683
Gross profit                             132,771          122,902
Selling, general and
  administrative expense                  96,532           92,744
Profit from operations                    36,239           30,158
Other income                               1,417            1,827
Interest expense                           8,126            7,267
Other expense                              1,480            1,259

Income before income taxes                28,050           23,459
Provision for income taxes                10,790            9,000

Income from consolidated operations       17,260           14,459
Income from unconsolidated operations      1,050            2,805

Income before accounting change           18,310           17,264

Cumulative effect on prior years of
  accounting change                          -            (26,626)

Net income (loss)                       $ 18,310         $ (9,362)

Earnings per share before accounting
  change                                   $0.23           $ 0.21

Cumulative effect on prior years of
  accounting change                          -              (0.33)

Total earnings (loss) per common share     $0.23           $(0.12)

Cash dividends declared per
   common share                            $0.12           $ 0.11




                  See notes to financial statements.








                                  (3)

                      McCORMICK & COMPANY, INCORPORATED

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (Dollars In Thousands)


                                                        Three Months Ended
                                                        Feb. 28,   Feb. 28,
                                                          1994       1993

Cash flows from operating activities
  Net income                                            $ 18,310   $ (9,362)
  Depreciation and amortization                           13,130     11,996
  Provision for deferred income taxes                        932        928
  Gain on sale of assets                                     (49)       (61)
  Share of income from unconsolidated operations          (1,050)    (2,805)
  Dividend received from unconsolidated subsidiary             -      3,990
  Cumulative effect of accounting change                       -     26,626
  Changes in operating assets and liabilities net of
    effects from businesses acquired and disposed        (65,344)   (89,695)

Net cash used in operating activities                    (34,071)   (58,383)

Cash flows from investing activities
  Acquisitions of businesses                             (23,083)   (41,910)
   Purchases of property, plant and equipment            (21,284)   (20,900)
  Proceeds from sale of assets                                31        225
  Proceeds from forward exchange contract                      -      8,373
   Other investments                                        (106)      (371)

Net cash used in investing activities                    (44,442)   (54,583)

Cash flows from financing activities
  Notes payable                                           75,182    129,263
  Long-term debt
     Borrowings                                           20,059        917
     Repayments                                           (2,242)    (2,237)
  Common stocks
     Issued                                                3,626      9,544
     Acquired by purchase                                 (2,577)   (11,769)
  Dividends Paid                                          (9,724)    (8,844)

Net cash provided by financing activities                 84,324    116,874

Effect of exchange rate changes on cash and
  cash equivalents                                          (448)       (67)

Increase/(Decrease) in cash and cash equivalents           5,363      3,841
Cash and cash equivalents at beginning of period          12,838      1,806

Cash and cash equivalents at end of period              $ 18,201   $  5,647



                     See notes to financial statements.



                                     (4)

                  McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in Thousands Except per Share Amounts)



1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1994, February 28, 1993 and November 30, 1993, and the results of operations for the three month periods ended February 28, 1994 and February 28, 1993, and the cash flows for the three month periods ended February 28, 1994 and February 28, 1993. Certain reclassi-fications have been made to the 1993 financial statements to conform with the 1994 presentation.

2. The results of consolidated operations for the three month period ended February 28, 1994 are not necessarily indicative of the results to be expected for the full year. Histor-ically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

3. Earnings per common share for the three month period ended February 28, 1994 was computed by dividing net income by the weighted average number of common shares outstanding (81,136,000). Earnings per common share for the three month period ended February 28, 1993 was computed by dividing net income by the weighted average number of common shares outstanding (80,485,000), plus dilutive common equivalent shares applicable to outstanding stock options and purchase plans (1,382,000). Common stock equivalents were not added to fiscal year 1994 weighted average common shares outstanding because they resulted in an insignificant dilution in earnings per share.

4.   Interest paid during the three month periods ended
     February 28, 1994 and February 28, 1993 was $11,200 and
     $10,400 respectively. Income taxes paid during the same periods were $7,200 and $17,200 respectively.

5. Changes in foreign currency exchange rates required adjust-ments to both the Excess Cost of Acquisition account and the Foreign Currency Translation Adjustments account at
     February 28, 1994 and are primarily responsible for the changes in the translation adjustment account for the periods presented. These exchange rate changes plus amounts recorded as a result of business acquisitions largely account for the change in the Excess Cost of Acquisition account for the periods presented.

                               (5)

6. During the first quarter of 1994 the Company renewed certain prepaid allowance contracts. Payments associated with these contracts are reflected in the Prepaid Allowance account at February 28, 1994.

7. During the first quarter of 1994, the Company acquired Grupo Pesa, a Mexican seasoning company, the spice business of Tuko Oy of Finland, and the retail seasoning brand of Hy's Fine Foods, Ltd. of Canada. The assets and liabilities acquired in these transactions have been recorded using the purchase method of accounting at their estimated fair values at the date of acquisition. The aggregate purchase price of these acquisitions was $23,083. While these acquisitions are expected to contribute positively to the Company's future sales and earnings, they are not material in relation to the Company's consolidated financial statements, and therefore pro forma financial information has not been presented.

8. In November 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" effective as of December 1, 1992. This accounting standard requires the expected cost of postretirement benefits be accrued during the years that employees render services.
     Prior to 1993, the Company recognized these expenses based on claims paid.

     The Company recognized a transition obligation which was based on the aggregate amount that would have been recorded in prior years had the new standard been in effect for those years, as a one-time charge to 1993 income of $26,600 or $.33 per share, net of approximately $17,200 of income tax benefit. The incremental change to 1993 net income by applying SFAS 106 rather than the previous accounting method was $2,200 net of income tax benefit, or $.03 per share.

     Results for the first three quarters of 1993 have been restated to reflect this change.

9. In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that employers accrue a liability for their obligation to provide postemployment benefits as employees earn the right to receive them, provided that payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The Company has not yet determined when this standard will be adopted. The effect of this accounting change on the Company's financial statements is not expected to be material. The Company must adopt this standard no later than in its fiscal year ending November 30, 1995.




                               (6)

10. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of certain financial instruments. Cash, receivables, short-term borrowings, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Investments, principally in unconsolidated affiliates, are not readily marketable and therefore it is not practicable to estimate their fair value. The estimated fair value of long-term debt at February 28, 1994, using discounted cash flow analysis based on the Company's current incremental borrowing rate for debt of similar remaining maturities was $377,966. This amount excludes $8,275 current portion of long-term debt which is considered to be at fair value.

11. Through its medium-term note program, at February 28, 1994, the Company had issued $50,000 of notes with maturities of 12 years and coupon rates ranging from 5.78% to 6.24%. The Company also had available credit facilities with domestic and foreign banks in the aggregate of $290,000. There were no borrowings outstanding against these facilities. At February 28, 1994, the Company's commercial paper issuance amounted to $257,000, of which $100,000 has been classified as long-term debt reflecting the Company's ability and intention to refinance this amount on a long-term basis through its medium-term note program.




























                               (7)

                  McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Consolidated net sales for the three months ended February 28, 1994 increased 8% over the corresponding period last year. This increase was largely attributable to sales volume gains. Almost every operating unit reported increased sales, with particularly strong performances coming from the Company's industrial, international and plastic packaging businesses.

Income from consolidated operations was up 19%. Key contributors were also the industrial, international and plastic packaging businesses. This operating improvement was achieved even though the Company's overall gross profit margin remained approximately even with last year's first quarter, which was depressed because of high onion costs at our Gilroy unit. Although the gross margin at Gilroy has now improved, the overall gross margin for the Company did not, because a higher percentage of total sales were from the industrial and plastic packaging businesses which deliver lower gross margins. These businesses earn good operating profit margins, however, because they do not require the high level of advertising and promotion support required by our retail consumer products businesses. Lower costs resulting from changes the Company made to its health care benefits program in 1993, also had a favorable impact on first quarter results. Income from our unconsolidated joint ventures was down $1.8 million or approximately $.02 per share. This decline can be attributed primarily to higher sales promotion expenses in our Mexican retail operation. We expect improvement in our unconsolidated operations as the year progresses. Net income rose to $18.3 million while earnings per share increased to $.23, up 9.5% excluding the effect of the 1993 one-time charge for postretirement benefits.

Return on equity (ROE), calculated by dividing twelve months to date net income by average shareholders' equity during that period, was 21.8% at February 28, 1994. This compares to ROE from continuing operations of 22.0% at year-end 1993 and 22.7% at February 28, 1993. ROE from continuing operations excludes the impact of the one-time charge for postretirement benefits. After reducing net income and equity for the impact of this one-time charge, ROE was 17.0% at year-end 1993 and 16.6% at February 28, 1993.




                              (8)


Financial Condition

The Company's capital structure (excluding $57.6 million non-recourse debt) was 49.4% debt to total capital at February 28, 1994, up from 44.3% at year-end 1993 and 48.1% at February 28, 1993. During this year's first quarter the Company increased borrowing to meet seasonal operating capital needs and also to provide $23 million for three acquisitions. These acquisitions were (1) Grupo Pesa, a Mexican seasoning company which is a leading supplier to Mexico's food processing industry, (2) the spice business of Tuko Oy in Finland, which had been manufacturing spices, seasonings and specialty foods under license from the Company and (3) a retail brand previously owned by Hy's Fine Foods in Canada. Typically the Company reduces borrowing in the fourth quarter which historically produces its highest percentage of sales volume, profits and cash flows from operations. The Company's current ratio declined to 1.3 from 1.5 at year-end 1993, but was improved over .9 at February 28, 1993. During the first quarter the Company issued $20 million of notes under its medium-term note program. These notes have a term of 12 years at 6.24%. The Company continues to maintain $290 million of committed credit facilities that provide additional liquidity. These facilities were not in use at the end of the first quarter.






























                               (9)

                   PART II - OTHER INFORMATION



No response required.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 McCORMICK & COMPANY, INCORPORATED



Date:   April 8, 1994         By:
                                        James A. Hooker
                                       Vice President &
                                    Chief Financial Officer



Date:   April 8, 1994         By:
                                       J. Allan Anderson
                                   Vice President & Controller






















                              (10)