Form 10-K/A
period 1993-11-30
MCCORMICK & CO INC
filed 1994-05-27
CIK 63754

FORM 10-K/A
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


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

Items 1 through 3:  Not required; see Item 4, below.

Item 4.  Financial Statements and Exhibits.

a)    i)  Report of Independent Auditors..................  1

     ii)  Statement of Financial Condition................  3

    iii)  Statement of Changes in Plan Equity.............  4

     iv)  Notes to Financial Statements...................  5

      v)  Schedule II - Allocation of Plan Equity to
          Investment Programs.............................  10

     vi)  Schedule III - Allocation of Changes in Plan
          Equity to Investment Programs...................  16

    vii)  Supplemental Schedules

          Item 27a - Schedule of Assets Held for
            Investment Purposes...........................  25

          Item 27d - Schedule of Reportable Transactions..  26

b)  Exhibits:  Independent Auditors' Consent Letter as to
               Incorporation of their Report on the Plan's
               Financial Statements.

                           SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                              THE McCORMICK PROFIT SHARING PLAN
                              AND PAYSOP




DATE:                         By:/s/Karen D. Weatherholtz
                                 Karen D. Weatherholtz
                                 Vice President-Human Relations
                                 and Plan Administrator