Form 10-Q
period 1994-05-31
MCCORMICK & CO INC
filed 1994-07-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   May 31, 1994     Commission File Number  0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                           May 31, 1994

     Common Stock                           13,355,000

     Common Stock Non-Voting                67,957,000

                McCORMICK & COMPANY, INCORPORATED

                              INDEX




                                                         Page No.

Part I.   FINANCIAL INFORMATION



            Condensed Consolidated Balance Sheets           2



            Condensed Consolidated Statements of Income     3



            Condensed Consolidated Statements of
              Cash Flows                                    4



            Notes to Condensed Consolidated Financial
              Statements                                   5,6,7



            Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    8




 Part II.  OTHER INFORMATION                                9

                       PART I.  FINANCIAL INFORMATION
                      McCORMICK & COMPANY, INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                            May 31,      May 31,  November 30,
                                             1994          1993        1993
ASSETS

  Current Assets
     Cash and cash equivalents          $   19,061     $  5,915   $   12,838
     Accounts receivable - net             169,199      154,737      175,101
     Inventories
        Raw materials                      118,745      105,142      105,713
        Work in process                     47,824       41,739       36,418
        Finished goods                     172,363      136,683      179,120
                                           338,932      283,564      321,251
     Prepaid expenses                        6,061        9,738       17,960
     Deferred income taxes                  13,003        6,382       13,003

        Total current assets               546,256      460,336      540,153

  Investments                               48,588       39,783       45,728
  Property - net                           485,544      457,124      465,610
  Excess cost of acquisitions - net        146,916      134,314      130,638
  Prepaid allowances                       137,497      136,372      126,399
  Other assets                               4,954        4,303        4,708

        Total assets                    $1,369,755   $1,232,232   $1,313,236

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Notes payable                      $  180,297     $270,666   $   76,389
     Current portion of long-term debt       9,693        4,853        8,299
     Outstanding checks                     14,421       13,894       25,401
     Accounts payable, trade                97,394       92,182      113,884
     Accrued payroll                        23,423       20,482       29,781
     Accrued sales allowances               23,410       21,896       31,240
     Other accr.exp. and liabilities        89,680       85,597       90,980
     Income taxes                            4,591        2,115       16,893

        Total current liabilities          442,909      511,685      392,867

  Long-term debt                           340,244      194,346      346,436
  Deferred income taxes                     31,622       39,443       39,006
  Employee benefit liabilities              67,204       53,509       63,875
  Other liabilities                          4,896        4,308        4,231
        Total liabilities                  886,875      803,291      846,415

  Shareholders' Equity
     Common Stock, no par value             50,181       50,063       53,470
     Com.Stock Non-Voting,no par value      99,933       88,380       93,047
     Retained earnings                     343,671      293,329      330,327
     Foreign currency translation
       adjustments                         (10,905)      (2,831)     (10,023)

        Total shareholders' equity         482,880      428,941      466,821

        Total liabilities and
           shareholders' equity         $1,369,755   $1,232,232   $1,313,236


                     See notes to financial statements.

                                     (2)

                      McCORMICK & COMPANY, INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (Dollars In Thousands Except Per Share Amounts)



                                   Three     Three          Six         Six
                                   Months    Months        Months      Months
                                   Ended     Ended         Ended       Ended
                                  May 31    May 31        May 31      May 31
                                  1994        1993         1994        1993

Net sales                       $396,342   $361,300      $764,065    $700,885
Costs of goods sold              254,670    228,873       489,622     445,556
Gross profit                     141,672    132,427       274,443     255,329
Selling, general and
  administrative expense         104,041    100,316       200,573     193,060
Profit from operations            37,631     32,111        73,870      62,269
Other income                       1,625      1,449         3,042       3,276
Interest expense                   9,034      7,981        17,160      15,248
Other expense                      2,831      1,624         4,311       2,883

Income before income taxes        27,391     23,955        55,441      47,414
Provision for income taxes        10,660      9,242        21,450      18,242

Income from consol operations     16,731     14,713        33,991      29,172
Income from unconsol ops           2,398      2,823         3,448       5,628

Income before accounting change   19,129     17,536        37,439      34,800

Cumulative effect on prior years
  of accounting change                 -          -             -     (26,626)

Net income                       $19,129    $17,536       $37,439     $ 8,174

Earnings per share before
   accounting change               $0.24      $0.21        $0.46       $0.43

Cumulative effect on prior years
  of accounting change                 -              -              -($0.33)

Total earnings per share           $0.24      $0.21        $0.46       $0.10

Cash dividends declared per
   common share                    $0.12      $0.11        $0.24       $0.22





                     See notes to financial statements.









                                     (3)
                     McCORMICK & COMPANY, INCORPORATED

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (Dollars In Thousands)

                                                      Six           Six
                                                      Months        Months
                                                      Ended         Ended
                                                      May 31,        May 31,
                                                       1994           1993

Cash flows from operating activities
   Net income                                        $ 37,439     $  8,174
   Depreciation and amortization                       27,624       24,955
   Provision for deferred income taxes                  2,008        1,892
   Gain (loss) on sale of assets                          124          (35)
   Share of income from unconsolidated operations      (3,448)      (5,628)
   Dividend received from unconsolidated subsidiary     3,345        7,257
   Cumulative effect of accounting change                   -       26,626
   Changes in operating assets and liabilities net
   of effects from businesses acquired and disposed   (69,001)     (87,630)

Net cash used in operating activities                  (1,909)     (24,389)

Cash flows from investing activities
   Acquisitions of businesses                         (26,083)     (74,661)
   Purchases of property, plant and equipment         (41,903)     (40,146)
   Proceeds from sale of assets                           124          267
   Proceeds(payments) from forward exchange contract     (518)       8,373
   Other investments                                   (2,970)         (71)

Net cash used in investing activities                 (71,350)    (106,238)

Cash flows from financing activities
   Notes payable                                       59,052      159,202
   Long-term debt
   Borrowings                                          56,713          380
   Repayments                                         (14,869)      (7,138)
   Common stocks
   Issued                                               4,236       16,904
   Acquired by purchase                                (5,245)     (16,991)
   Dividends Paid                                     (19,489)     (17,727)

Net cash provided by financing activities              80,398      134,630

Effect of exchange rate changes on cash and
   cash equivalents                                      (916)         106

Increase/(Decrease) in cash and cash equivalents        6,223        4,109
Cash and cash equivalents at beginning of period       12,838        1,806

Cash and cash equivalents at end of period           $ 19,061     $  5,915






                    See notes to financial statements.
                                    (4)



                 McCORMICK & COMPANY, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in Thousands Except per Share Amounts)


1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1994, May 31, 1993 and November 30, 1993, and the results of operations for the three and six month periods ended May 31, 1994 and May 31, 1993, and the cash flows for the six month periods ended May 31, 1994 and May 31, 1993. Certain reclassifications have been made to the 1993 financial statements to conform with the 1994 presentation.

2. The results of consolidated operations for the three and six month periods ended May 31, 1994 are not necessarily indicative of the results to be expected for the full year.
     Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

3. Earnings per common share for the three and six month periods ended May 31, 1994 were computed by dividing net income by the weighted average number of common shares outstanding (81,353,000 - three months and 81,227,000 - six months).
     Earnings per common share for the three and six month periods ended May 31, 1993 were computed by dividing net income by the weighted average number of common shares outstanding (80,776,000 - three months, 80,616,000 - six months), plus dilutive common equivalent shares applicable to outstanding stock option and purchase plans (941,000 shares - three months, 1,162,000 shares - six months). Common stock equivalents were not added to fiscal year 1994 weighted average common shares outstanding because they resulted in an insignificant dilution of earnings per share.

4. Interest paid during the six month periods ended May 31, 1994 and May 31, 1993 was $20,840 and $16,600 respectively. Income taxes paid during the same periods were $38,905 and $33,100 respectively.

5. Changes in foreign currency exchange rates required adjustments to both the Excess Cost of Acquisition account and the Foreign Currency Translation Adjustments account at
     May 31, 1994 and are primarily responsible for the changes in the translation adjustment account for the periods presented. These exchange rate changes plus amounts recorded as a result of business acquisitions largely account for the change in the Excess Cost of Acquisition account for the periods presented.

                               (5)



6. During the second quarter of 1994 the Company renewed certain prepaid allowance contracts. Payments associated with these contracts are reflected in the Prepaid Allowance account at May 31, 1994.

7. During the first half of 1994, the Company acquired Grupo Pesa, a Mexican seasoning company, the spice business of Tuko Oy of Finland, and the retail seasoning brand of Hy's Fine Foods, Ltd. of Canada. The assets and liabilities acquired in these transactions have been recorded using the purchase method of accounting at their estimated fair values at the date of acquisition. The aggregate purchase price of these acquisitions was $26,083. While these acquisitions are expected to contribute positively to the Company's future sales and earnings, they are not material in relation to the Company's consolidated financial statements, and therefore pro forma financial information has not been presented.

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



                               (6)



10. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of certain financial instruments. Cash, receivables, short-term borrowings, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Investments, principally in unconsolidated affiliates, are not readily marketable and therefore it is not practicable to estimate their fair value. The estimated fair value of long-term debt at May 31, 1994, using discounted cash flow analysis based on the Company's current incremental borrowing rate for debt of similar remaining maturities was $357,525. This amount excludes $9,693 current portion of long-term debt which is considered to be at fair value.

11. Through its medium-term note program, at May 31, 1994, the Company had issued $75,000 of notes with maturities of 12 years and coupon rates ranging from 5.78% to 7.40%. The Company also had available credit facilities with domestic and foreign banks in the aggregate of $290,000. There were no borrowings outstanding against these facilities. At May 31, 1994, the Company's commercial paper issuance amounted to $237,540, of which $75,000 has been classified as long-term debt reflecting the Company's ability and intention to refinance this amount on a long-term basis through its medium-term note program.







                               (7)



















                McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net sales for the three and six months ended May 31, 1994 increased 10% and 9% respectively over the corresponding periods last year. In terms of sales volume alone, the increases were 7% for both the quarter and the first half. Second quarter sales improved for all of the Company's businesses with the most significant increases coming from the industrial and packaging units, and to a lesser extent, from acquisitions.

Earnings per share for the second quarter and were $.24, a 14% increase over 1993. For the first six months of 1994, earnings per share increased to $.46, compared to last year's $.43 before cumulative effect of accounting change. As expected, second quarter earnings were favorably impacted by the Company's Gilroy Foods subsidiary, whose profitability has improved over last year when it experienced exceptionally high onion costs. Although most of our other operating units had improved second quarter results, operating profits were adversely affected by lower margins in the industrial flavoring and seasoning business and also by flat sales and competitive pressures in the domestic retail business. These are also reasons for the decline in the Company's overall gross margin. The Company's overall operating profit margin for the second quarter was 9.5% as compared to 8.9% last year. Results for the first half show a similar improvement. Although slightly below last year, income from unconsolidated operations improved over first quarter, primarily because of improved earnings from our Mexican retail operation.

Return on equity , calculated by dividing twelve months to date net income by average shareholder's equity during that period, was 21.7% at May 31, 1994. This meets the Company's objective of exceeding a 20% return on equity.

Financial Condition

The Company's capital structure (excluding $57.6 million non-recourse debt) was 49.5% debt to total capital at May 31, 1994, up from 44.3% at year end and 48.9% at May 31, 1993. Typically the Company reduces borrowing in the fourth quarter which historically produces the highest percentage of sales volume, profits and cash flows from operations. During the second quarter the Company generated approximately $32 million cash from operations. This cash was primarily used for capital spending and shareholder dividends. The Company's current ratio declined to 1.2 at the end of the second quarter as compared to 1.4 at year end 1993, but was improved over .9 at May 31 last year. During the second quarter the Company issued $25 million of notes under its medium-term note program to permanently finance commercial paper that was previously classified as long-term. These notes have a term of 12 years at a range from 6.79% to 7.4%. The Company continues to maintain $290 million of committed credit facilities that provide additional liquidity. These facilities were not in use at the end of the second quarter.
                               (8)


                   PART II - OTHER INFORMATION



Item 4    Submission of matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on March 16, 1994.

(b)  No response required.

(c)  No response required.

(d)  No response required.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date:                         By:
                                         Robert G. Davey
                                         Vice President &
                                      Chief Financial Officer



Date:                         By:
                                         J. Allan Anderson
                                    Vice President & Controller

















                               (9)