Form 10-Q
period 1994-08-31
MCCORMICK & CO INC
filed 1994-10-13
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  August 31, 1994   Commission File Number  0-748




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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                          August 31, 1994

     Common Stock                           13,261,000

     Common Stock Non-Voting                67,953,000

                McCORMICK & COMPANY, INCORPORATED

                              INDEX




                                                         Page No.

Part I.   FINANCIAL INFORMATION



            Condensed Consolidated Balance Sheets           2



            Condensed Consolidated Statements of Income     3



            Condensed Consolidated Statements of
              Cash Flows                                    4



            Notes to Condensed Consolidated Financial
              Statements                                   5,6,7



            Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    8,9




 Part II.  OTHER INFORMATION                                10

                                PART I.  FINANCIAL INFORMATION
                              McCORMICK & COMPANY, INCORPORATED
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In Thousands)


                                         Aug. 31,    Aug. 31,    Nov. 30,
                                           1994         1993      1993

ASSETS

  Current Assets
     Cash and cash equivalents          $   14,137   $ 10,881 $   12,838
     Accounts receivable - net             200,476    180,838    175,101
     Inventories
        Raw materials                      116,953    103,173    105,713
        Work in process                     47,645     36,975     36,418
        Finished goods                     201,800    169,341    179,120
                                           366,398    309,489    321,251
     Prepaid expenses                        6,385      3,868     17,960
     Deferred income taxes                  13,003      6,382     13,003

        Total current assets               600,399    511,458    540,153

  Investments                               51,019     43,267     45,728
  Property - net                           497,997    460,355    465,610
  Excess cost of acquisitions - net        197,221    129,910    130,638
  Prepaid allowances                       155,201    139,513    126,399
  Other assets                               5,452      4,350      4,708

        Total assets                    $1,507,289 $1,288,853 $1,313,236

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Notes payable                      $  272,899 $  158,603 $   76,389
     Current portion of long-term debt      10,864      8,334      8,299
     Outstanding checks                     11,676     14,216     25,401
     Accounts payable, trade               113,874     94,561    113,884
     Accrued payroll                        26,715     24,724     29,781
     Accrued sales allowances               24,822     23,443     31,240
     Other accrued exp. and liabilities     93,196     80,877     90,980
     Income taxes                            7,148      4,995     16,893

        Total current liabilities          561,194    409,753    392,867

  Long-term debt                           355,303    340,607    346,436
  Deferred income taxes                     30,169     41,133     39,006
  Employee benefit liabilities              61,302     52,080     63,875
  Other liabilities                          4,083      4,414      4,231
        Total liabilities                1,012,051    847,987    846,415

  Shareholders' Equity
     Common Stock, no par value             49,808     52,136     53,470
     Common Stock Non-Voting, no par       100,809     92,494     93,047
     Retained earnings                     357,235    302,955    330,327
     Foreign currency trans. adj.          (12,614)    (6,719)   (10,023)

        Total shareholders' equity         495,238    440,866    466,821

        Total liabilities and
           shareholders' equity         $1,507,289 $1,288,853 $1,313,236


                              See notes to financial statements.


                                     (2)

                      McCORMICK & COMPANY, INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (Dollars In Thousands Except Per Share Amounts)





                                 Three Months Ended    Nine Months Ended
                                        August 31            August 31
                                     1994      1993       1994      1993

Net sales                         $422,141 $394,928  $1,186,206$1,095,813

Costs of goods sold                264,086  239,702     753,708   685,258
Gross profit                       158,055  155,226     432,498   410,555
Selling, general and
  administrative expense           107,627  107,425     308,200   300,485
Profit from operations              50,428   47,801     124,298   110,070
Other income                         1,304    1,467       4,346     4,743
Interest expense                     9,743    7,736      26,903    22,984
Other expense                        1,824    1,695       6,135     4,578

Income before income taxes          40,165   39,837      95,606    87,251
Provision for income taxes          15,030   17,041      36,480    35,283

Income from consol. operations      25,135   22,796      59,126    51,968
Income from unconsol. ops.           1,307    1,571       4,755     7,199

Income before accounting change     26,442   24,367      63,881    59,167

Cumulative effect on prior years of
  accounting change                      -        -           -   (26,626)

Net income                        $ 26,442 $ 24,367  $   63,881  $ 32,541

Earnings per share bef. accounting   $0.33    $0.30      $0.79     $0.72
   change

Cumulative effect on prior years of
  accounting change                      -        -         -     ($0.33)

Total earnings per share              $0.33    $0.30     $0.79     $0.39

Cash dividends declared per
   common share                       $0.12    $0.11     $0.36     $0.33





                     See notes to financial statements.






                                     (3)
                      McCORMICK & COMPANY, INCORPORATED

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (Dollars In Thousands)




                                                      Nine Months Ended
                                                     August 31,  August 31,
                                                        1994        1993


Cash flows from operating activities
     Net income                                        $ 63,881  $ 32,541
  Depreciation and amortization                          44,518    37,346
  Provision for deferred income taxes                     3,614     3,642
  Gain (loss) on sale of assets                             245       (23)
  Share of income from unconsolidated operations         (4,755)   (7,199)
  Dividend received from unconsolidated subsidiary        3,345     7,257
  Cumulative effect of accounting change                      -    26,626
  Changes in operating assets and liabilities net of
    effects from businesses acquired and disposed      (132,571) (132,646)

Net cash used in operating activities                   (21,723)  (32,456)

Cash flows from investing activities
  Acquisitions of businesses                            (82,413)  (73,737)
   Purchases of property, plant and equipment           (64,950)  (56,918)
  Proceeds from sale of assets                              195       272
  Proceeds (payments) from forward exchange contract       (520)    9,584
   Other investments                                     (4,595)   (1,608)

Net cash used in investing activities                  (152,283) (122,407)

Cash flows from financing activities
  Notes payable                                         122,055   197,568
  Long-term debt
     Borrowings                                         102,425       398
     Repayments                                         (14,899)   (7,389)
  Common stocks
     Issued                                               5,034    23,576
     Acquired by purchase                                (8,658)  (23,287)
  Dividends Paid                                        (29,248)  (26,657)

Net cash provided by financing activities               176,709   164,209

Effect of exchange rate changes on cash and
  cash equivalents                                       (1,404)     (271)

Increase/(Decrease) in cash and cash equivalents          1,299     9,075
Cash and cash equivalents at beginning of period         12,838     1,806

Cash and cash equivalents at end of period             $ 14,137  $ 10,881




                     See notes to financial statements.





                                     (4)
                McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in Thousands Except per Share Amounts)

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1994, August 31, 1993 and November 30, 1993, and the results of operations for the three and nine month periods ended August 31, 1994 and August 31, 1993, and the cash flows for the nine month periods ended August 31, 1994 and August 31, 1993. Certain reclassi-fications have been made to the 1993 financial statements to conform with the 1994 presentation.

2. The results of consolidated operations for the three and nine month periods ended August 31, 1994 are not necessarily indicative of the results to be expected for the full year.
     Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

3. Earnings per common share for the three and nine month periods ended August 31, 1994 were computed by dividing net income by the weighted average number of common shares outstanding (81,292,000 - three months and 81,244,000 - nine months).
     Earnings per common share for the three and nine month periods ended August 31, 1993 were computed by dividing net income by the weighted average number of common shares outstanding (81,012,000 - three months, 80,744,000 - nine months), plus dilutive common equivalent shares applicable to outstanding stock option and purchase plans (768,000 shares - three months, 1,030,000 shares - nine months). Common stock equivalents were not added to fiscal year 1994 weighted average common shares outstanding because they resulted in an insignificant dilution of earnings per share.

4. Interest paid during the nine month periods ended August 31, 1994 and August 31, 1993 was $29,862 and $26,300 respectively. Income taxes paid during the same periods were $54,100 and $44,500 respectively.

5. Changes in foreign currency exchange rates required adjustments to both the Excess Cost of Acquisition account and the Foreign Currency Translation Adjustments account at
     August 31, 1994 and are primarily responsible for the changes in the translation adjustment account for the periods presented. These exchange rate changes plus amounts recorded as a result of business acquisitions largely account for the change in the Excess Cost of Acquisition account for the periods presented.


                               (5)
6. During the third quarter of 1994 the Company renewed certain prepaid allowance contracts. Payments associated with these contracts are reflected in the Prepaid Allowance account at August 31, 1994.

7. During the first nine months of 1994, the Company acquired the following: Grupo Pesa, a Mexican seasoning company, the spice business of Tuko Oy of Finland, the retail seasoning brand of Hy's Fine Foods, Ltd. of Canada, the dessert business of Traders Pty., Ltd. of Australia, Butty, a Swiss herb and spice business, Minipack, a packaging business in the United Kingdom, and Noel Holdings, Ltd., a leading supplier of specialty foods based in the United Kingdom. The assets and liabilities acquired in these transactions have been recorded using the purchase method of accounting at their estimated fair values at the date of acquisition. The aggregate purchase price of these acquisitions was $82,413. While these acquisitions are expected to contribute positively to the Company's future sales and earnings, they are not material in relation to the Company's consolidated financial statements, and therefore pro forma financial information has not been presented.

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

9. In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that employers accrue a liability for their obligation to provide postemployment benefits as employees earn the right to receive them, provided that payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The Company expects to adopt the standard in the 4th quarter of 1994. The effect of this accounting change on the Company's financial statements will not be material.


                               (6)
10. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of certain financial instruments. Cash, receivables, short-term borrowings, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Investments, principally in unconsolidated affiliates, are not readily marketable and therefore it is not practicable to estimate their fair value. The estimated fair value of long-term debt at August 31, 1994, using discounted cash flow analysis based on the Company's current incremental borrowing rate for debt of similar remaining maturities was $368,463. This amount excludes $10,864 current portion of long-term debt which is considered to be at fair value.

11. Through its medium-term note program, at August 31, 1994, the Company had issued $105,000 of notes. Included with these issues $95,000 have maturities of 12 years and coupon rates ranging from 5.78% to 7.77%. The remaining $10 million have a final maturity of 30 years with a put option in year ten, and a coupon rate of 7.63%. The Company also had available credit facilities with domestic and foreign banks in the aggregate of $340,000. There were no borrowings outstanding against these facilities. At
     August 31, 1994, the Company's commercial paper issuance amounted to $277,540, of which $45,000 has been classified as long-term debt reflecting the Company's ability and intention to refinance this amount on a long-term basis through its medium-term note program.








                               (7)
                   McCORMICK & COMPANY, INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Consolidated net sales for the three and nine months ended
August 31, 1994 increased 7% and 8% respectively over the corresponding periods last year. In terms of sales volume alone, the increases were 7% for both the quarter and the first nine months. Third quarter sales improved for most of the Company's businesses. Sales from newly acquired businesses contributed approximately 2% to the third quarter increase.

Earnings per share increased 10% for both the third quarter and first nine months of fiscal 1994. Earnings per share for the quarter were $.33 versus $.30 in 1993. Earnings for the first nine months of 1994 increased to $.79, compared to the prior year's earnings of $.72 before the cumulative effect of accounting change. Operating profit improvement slowed in the third quarter largely due to margin pressure in our industrial units. Selling, general and administrative expenses for the quarter were held level with
1993 and helped moderate the effect of lower gross margins.   The
Company's overall operating profit margin for the third quarter was 11.9% as compared to 12.1% last year. The operating profit margin for the first nine months is slightly ahead of last year. Rising interest rates coupled with a higher debt level drove interest expense for the quarter up $2 million over last year's third quarter. This increase was offset by a comparatively lower provision for income taxes this year. Last year the tax provision was increased in the third quarter to adjust for the retroactive federal income tax rate increase. Slightly below last year, income from unconsolidated operations for the quarter continue to be affected by lower earnings from our Mexican retail joint venture which is experiencing increased competition in the markets it serves.

Return on equity , calculated by dividing twelve months to date net income by average shareholder's equity during that period, was 21.9% at August 31, 1994. This meets the Company's objective of exceeding a 20% return on equity.

Financial Condition

The Company's capital structure (excluding $57.6 million non-recourse debt) was 54% debt to total capital at August 31, 1994, up from 44.3% at year end and 50.4% at August 31, 1993. During the third quarter the Company increased borrowings by approximately $109 million. This cash was primarily used for acquisitions of businesses, capital spending, shareholder dividends


                               (8)
and seasonal working capital needs. Typically the Company reduces borrowing in the fourth quarter which historically produces the highest percentage of sales volume, profits and cash flows from operations. The Company's current ratio declined to 1.1 at the end of the third quarter as compared to 1.4 at year end 1993, and 1.2 at August 31 last year. During the third quarter the Company issued $30 million of notes under its medium-term note program.
Included with these issues, $20 million have a term of 12 years with coupon rates ranging from 7.67% to 7.77%. The remaining $10 million have a final maturity of 30 years with a put option in year ten, and a coupon rate of 7.63%. The Company continues to maintain $290 million of committed credit facilities that provide additional liquidity.
These facilities were not in use at the end of the third quarter.

Other Events

On October 11, 1994 the Company announced a plan of restructuring which will result in a charge to 4th quarter 1994 earnings of approximately $66 million before tax ($44 million after tax). This plan includes the closing of two domestic manufacturing facilities, the realignment of the Company's manufacturing operations in the United Kingdom, the sale of the Company's frozen food subsidiary, and the consolidation of a number of staff activities. These actions will result in the reduction of 600 positions or 7% of the Company's worldwide work force. This restructuring is viewed by management as an investment in the future to keep the Company in a leadership position in the markets in which we compete, to assure our status as a low cost producer and ultimately to enhance shareholder value.






                               (9)
PART II - OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K

(a)  No response required.

(b) Reports on Form 8-K. On October 12, 1994, the Company filed a report on Form 8-K, dated October 11, 1994, in response to
     Item 5 Other Events of Form 8-K, which incorporated by reference a Press Release dated October 11, 1994 announcing a major restructuring program.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date:  October 12, 1994       By:
                                         Robert G. Davey
                                         Vice President &
                                      Chief Financial Officer



Date:  October 12, 1994       By:
                                         J. Allan Anderson
                                    Vice President & Controller


                              (10)