Form 10-K
period 1994-11-30
MCCORMICK & CO INC
filed 1995-02-21
CIK 63754

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended November 30, 1994            Commission file number 0-748

                McCORMICK & COMPANY, INCORPORATED
     (Exact name of registrant as specified in its charter)


              Maryland                            52-0408290
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)


          18 Loveton Circle
          Sparks, Maryland                           21152
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Aggregate market value of the voting stock held by nonaffiliates of the registrant . . . . . . .  $190,760,977

The aggregate market value indicated above was calculated as follows: The number of shares of voting stock held by nonaffiliates of the registrant as of January 31, 1995 was 8,718,509. This number excludes shares held by the McCormick Profit Sharing Plan and PAYSOP and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 31, 1995, $21.88.

Class           Number of Shares Outstanding            Date
Common Stock . . . . . .  13,199,186 . . . . . . . .  1/31/95
Common Stock Non-Voting . 68,045,563 . . . . . . . .  1/31/95

DOCUMENTS INCORPORATED BY REFERENCE

Document           Part of Form 10-K into which incorporated
Registrant's 1994 Annual Report to Stockholders Part I, Part II,
Part IV
Registrant's Proxy Statement dated 2/15/95. . . Part III, Part IV



                             PART I

    As used herein, the "Registrant" means McCormick & Company,
Incorporated and its subsidiaries, unless the context otherwise requires.

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

    The Registrant's Annual Report to Stockholders for 1994, which is enclosed as Exhibit 13, contains a description of the general development, during the last fiscal year, of the business of the Registrant, which was formed in 1915 under Maryland law as the successor to a business established in 1889. Pages 9 through 21 of that Report are incorporated by reference. The Registrant's net sales increased 8.9% in 1994 to $1,694,772,000 due to both sales price and volume changes.

    The Registrant operates in one business segment and has disclosed in Note 10 of the Notes to Consolidated Financial Statements on page 35 of its Annual Report to Stockholders for 1994, which Note is incorporated by reference, the financial information about the business segment required by this Item.

SPECIALTY FOOD BUSINESS

    The Registrant's Annual Report to Stockholders for 1994 sets forth a description of the business conducted by the Registrant on pages 9 through 11. Those pages of the Registrant's Annual Report are incorporated by reference.

Principal Products/Marketing

    Spices, seasonings, flavorings, and other specialty food products are the Registrant's principal products. Spices, seasonings, flavorings, and other specialty food products accounted for approximately 90% of net sales on a consolidated basis during the three fiscal years ended November 30, 1994. No other product or class of similar products or services contributed as much as 10% to consolidated net sales during the last three fiscal years. The Registrant's efforts will continue to be directed primarily in the area of spices, seasonings, flavorings, and other specialty food products.

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


Trademarks, Licenses and Patents

    The Registrant owns a number of registered trademarks, which in the aggregate may be material to the Registrant's business. However, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick" and "Schilling" trademarks, would not have a material adverse impact on the Registrant's business. The "McCormick" and "Schilling" trademarks are extensively used by the Registrant in connection with the sale of a substantial number of the Registrant's products in the United States. The "McCormick" and "Schilling" trademarks are registered and used in various foreign countries as well. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

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

Customers

    The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1994. In the same year, sales to the five largest customers represented approximately 20% of consolidated net sales.

Backlog Orders

    The dollar amount of backlog orders of the Registrant's specialty food business is not material to an understanding of the Registrant's business, taken as a whole.

Government Contracts

    No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Competition

    Although the Registrant is a leader in sales of certain spices and seasoning and flavoring products, and is the largest producer and distributor of dehydrated onions and garlic in the United States, its business is highly competitive. For further discussion, see pages 13 and 17 of the Registrant's Annual Report to Stockholders for 1994, which pages are incorporated by reference.

Research and Quality Control

    The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products,and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1994, 1993 and 1992 were approximately $39,562,000, $38,226,000, and $35,968,000 respectively. Of these amounts, expenditures for research and development amounted to $12,999,000 in 1994, $12,259,000 in 1993, and $11,844,000 in 1992. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

    Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. No material capital expenditures for environmental control facilities are expected to be made during this fiscal year or the next.


Employees

    The Registrant had on average approximately 8,900 employees during fiscal year 1994.

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

    Note 10 of the Notes to Consolidated Financial Statements on page 35 of the Registrant's Annual Report to Stockholders for 1994, and page 13 of the Registrant's Annual Report to Stockholders for 1994 contain the information required by subsection (d) of Item 101 of Regulation S-K, which pages are incorporated by reference.

Packaging Operations

    The Registrant's Annual Report to Stockholders for 1994 sets forth a description of the Registrant's packaging group on page 11, which page is incorporated by reference. Setco, Inc. and Tubed Products, Inc., which comprise Registrant's packaging group, are wholly owned subsidiaries of the Registrant and are, respectively, manufacturers of plastic bottles and plastic squeeze tubes.

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


Item 2.  Properties

    The location and general character of the Registrant's principal plants and other materially important physical properties are as follows:

    (a) Consumer Products

    A plant is located in Hunt Valley, Maryland on approximately 52 acres in the Hunt Valley Business Community. This plant, which contains approximately 540,000 square feet, is owned in fee and is used for processing and distributing spices and other food products. A plant of approximately 475,000 square feet located in Salinas, California is owned in fee and is used for milling, processing, packaging, and distributing spices and other food products.

    (b) Industrial Products

        (i)A plant complex is located in Gilroy, California consisting of connected and adjacent buildings owned in fee and providing approximately 894,000 square feet of space for milling, dehydrating, packaging, warehousing and distributing onion, garlic and capsicums. Adjacent to this plant is a 4.3 acre cogeneration facility which supplies steam to the dehydration business as well
as electricity to Pacific Gas & Electric Company.   The
cogeneration facility was financed with an installment note secured by the property and equipment. This note is non-recourse to the Registrant.


        (ii)The Registrant has two principal plants devoted to industrial flavoring products in the United States. A plant of 102,000 square feet is located in Hunt Valley, Maryland and is owned in fee. A plant of 102,400 square feet is located in Dallas, Texas and is owned in fee.

    (c) Spice Milling

    Located adjacent to the consumer products plant in Hunt Valley is a spice milling and cleaning plant which is owned in fee by the Registrant and contains approximately 185,000 square feet. This plant services all food product groups of the Registrant. Much of the milling and grinding of raw materials for Registrant's seasoning products is done in this facility.

    (d)  Packaging Products

    The Registrant has four principal plants which are devoted to the production of plastic containers. The facilities are located in California, Massachusetts, New York and New Jersey, and range in size from 178,000 to 280,000 square feet. The plants in New York and New Jersey are leased.

    (e)  International

    The Registrant has a plant in London, Ontario which is devoted to the processing, packaging and distribution of food products.
This facility is approximately 145,000 square feet and is owned in fee.

    (f)  Research and Development

    The Registrant has a facility in Hunt Valley , Maryland which houses the research and development laboratories and the technical capabilities of the industrial division. The facility is approximately 109,000 square feet and is owned in fee.


Item 3.  Legal Proceedings

    There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted during the fourth quarter of Registrant's fiscal year 1994 to a vote of security holders.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

    The Registrant has disclosed at page 19 of its Annual Report to Stockholders for 1994, which page is incorporated by reference, the information relating to the market, market quotations, and dividends paid on Registrant's common stocks required by this Item.

    The approximate number of holders of common stock of the Registrant based on record ownership as of January 31, 1995 was as follows:

                                          Approximate Number
                Title of Class            of Record Holders

        Common Stock, no par value              2,086
        Common Stock Non-Voting,               10,880
         no par value


Item 6.  Selected Financial Data

    The Registrant has disclosed the information required by this
Item in the Historical Financial Summary of its Annual Report to
Stockholders for 1994 at pages 20 and 21, which pages are incorporated by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The Registrant's Annual Report to Stockholders for 1994 at pages 12 through 19 contains a discussion and analysis of the Company's financial condition and results of operations for the three fiscal years ended November 30, 1994. Said pages are incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data for McCormick
& Company, Incorporated are included on pages 23 through 36 of the Annual Report to Stockholders for 1994, which pages are incorporated by reference. The report of independent auditors from Ernst & Young on such financial statements is included on page 37 of the Annual Report to Stockholders for 1994; the supplemental schedule for 1992, 1993 and 1994 is included on page 14 of this Report on Form 10-K.

    The unaudited quarterly data required by Item 302 of Regulation S-K is included in Note 11 of the Notes to Consolidated Financial
Statements at page 36 of the Registrant's Annual Report to Stockholders for 1994, which Note is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    No response is required to this item.


PART III


Item 10.  Directors and Executive Officers of the Registrant


The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 1995, which sets forth the information required by this Item at pages 3 through 9, which pages are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson and Donald A. Palumbo are also executive officers of the Registrant.

Mr. Anderson is 48 years old and has had the following work experience during the last five years: 1/92 to present
- - Vice President and Controller; 3/91 to 1/92 - President and Chairman of the Board - Golden West Foods, Inc. (a subsidiary of the Company); 4/89 to 3/91 - Vice President - Food Service & Industrial Groups;

Mr. Palumbo is 52 years old and has been the Company's Vice
President and Treasurer since January 1988.

Item 11.  Executive Compensation


The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 1995, which sets forth the information required by this Item at pages 9 through 18, which pages are incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management


The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 1995 which sets forth the information required by this Item at pages 4 through 7, which pages are incorporated by reference.

Item 13.  Certain Relationships and Related Transactions


The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 1995 which sets forth the information required by this Item at page 7, which page is incorporated by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules,and Reports on
Form 8-K


        (a)The following documents are filed as a part of this
Form:

           1. The consolidated financial statements for McCormick
& Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 13 below.

           2. The financial statement schedules required by Item 8 of this Form which are listed in the Table of Contents appearing on page 13 below.

           3. The exhibits which are filed as a part of this Form and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages 15 and 16 of this Report.


        (b)The Registrant filed one report during the last quarter on Form 8-K dated October 12, 1994 which reported the issuance of a press release.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY,  INCORPORATED



By:  /s/ H. Eugene Blattman

H. Eugene Blattman
President & Chief Executive Officer     February 20, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officer:

/s/ H. Eugene Blattman   President &
H. Eugene Blattman       Chief Executive Officer  February 20, 1995



Principal Financial Officer:

/s/ Robert G. Davey      Vice President &
Robert G. Davey          Chief Financial Officer  February 20, 1995



Principal Accounting Officer:

/s/ J. Allan Anderson     Vice President &
J. Allan Anderson         Controller             February 20, 199



SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY,  INCORPORATED



By: /s/H. Eugene Blattman
H. Eugene Blattman
President & Chief Executive Officer        February 20, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officer:

/s/H. Eugene Blattman   President &
H. Eugene Blattman      Chief Executive Officer  February 20, 1995



Principal Financial Officer:

/s/Robert G. Davey  Vice President &
Robert G. Davey     Chief Financial Officer      February 20, 1995



Principal Accounting Officer:

/s/J. Allan Anderson  Vice President &
J. Allan Anderson     Controller                  February 20, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:


THE BOARD OF DIRECTORS:                     DATE:


/s/ James J. Albrecht                       February 20, 1995
James J. Albrecht

/s/ H. Eugene Blattman                      February 20, 1995
H. Eugene Blattman

/s/ James S. Cook                           February 20, 1995
James S. Cook

/s/ Robert G. Davey                         February 20, 1995
Robert G. Davey

/s/ Harold J. Handley                       February 20, 1995
Harold J. Handley

/s/ George W. Koch                          February 20, 1995
George W. Koch

/s/ Robert J. Lawless                       February 20, 1995
Robert J. Lawless

/s/ Charles P. McCormick, Jr.               February 20, 1995
Charles P. McCormick, Jr.

/s/ George V. McGowan                       February 20, 1995
George V. McGowan

/s/ Carroll D. Nordhoff                     February 20, 1995
Carroll D. Nordhoff

/s/ Richard W. Single, Sr.                  February 20, 1995
Richard W. Single, Sr.

/s/ William E. Stevens                      February 20, 1995
William E. Stevens

/s/ Karen D. Weatherholtz                   February 20, 1995
Karen D. Weatherholtz

CROSS REFERENCE SHEET


PART     ITEM                           REFERENCED MATERIAL/PAGE(S)

PART I   Item 1. Business               Registrant's 1994 Annual
                                        Report to
                                        Stockholders/Pages 7-21 and
                                        35.

          Item 2. Properties            None.

          Item 3. Legal Proceedings     None.

          Item 4. Submission of         None.
                  Matters to a Vote
                  of Security Holders.


PART II   Item 5. Market for the        Registrant's 1994 Annual
                  Registrant's          Report to Stockholders/Page
                  Common                19.  Equity and Related
                                        Stockholder Matters.

          Item 6. Selected Financial    Registrant's 1994 Annual
                  Data.                 Report to
                                        Stockholders/Pages 20-21.
          Item 7. Management's          Registrant's 1994 Annual
                  Discussion and        Report to
                  Analysis of           Stockholders/Pages 12-19.
                  Financial Condition
                  and Results of
                  Operations.

         Item 8.  Financial Statements  Registrant's 1994 Annual
                  and Supplementary     Report to
                  Data.                 Stockholders/Pages 23-36
                                        and Page 14 of this Report.



         Item 9. Changes in and         None.
                 Disagreements with
                 Accountants on
                 Accounting and
                 Financial Disclosure.


PART III Item 10.Directors and          Registrant's Proxy
                 and Executive          Statements dated February
                 Officers               15, 1995/Pages 3-9.
                 of the Registrant.


         Item 11.Executive              Registrant's Proxy
                 Compensation.          Statement dated February
                                        15, 1995/Pages 9-18.

          Item 12.Security Ownership    Registrant's Proxy
                  of Certain            Statement dated February
                  Owners and Management.15, 1995/Pages 4-7.

          Item 13.Certain Relationships Registrant's Proxy
                  and Related           Statement dated February
                  Transactions.         15, 1995/Page 7.



PART IV   Item 14.Exhibits, Financial   See Exhibit Index pages 15
                  Statement Schedules   and 16 and the Table of
                  and Reports on Form   Contents at page 13 of
                  8-K.                  this Report.



McCORMICK & COMPANY,  INCORPORATED


TABLE OF CONTENTS
AND RELATED INFORMATION

Included in the Company's 1994 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Balance Sheets, November 30, 1994 and 1993 Consolidated Statements of Income for the Years Ended November 30, 1994, 1993 and 1992
Consolidated Statements of Shareholders Equity for the Years Ended November 30, 1994, 1993 and 1992
Consolidated Statements of Cash Flows for the Years Ended November 30, 1994, 1993 and 1992
Notes to Consolidated Financial Statements, November 30, 1994
   Report of Independent Auditors

Included in Part IV of This Annual Report:


   Supplemental Financial Schedules:

 VIII  -   Valuation and Qualifying Accounts


Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.


*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 1994 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 1994 accompanies this Annual Report Form 10-K.

Exhibit Index

Item 601
Exhibit
Number                             Reference or Page

(2)  Plan of acquisition,
     reorganization, arrangement,
     liquidation or succession     Not applicable.

(3)  Articles of Incorporation and
     By-Laws

     Restatement of Charter of     Incorporated by reference
     McCormick & Company,          from Registrant's Report
     Incorporated dated April 16,  on Form 10-K for the
     1990.                         fiscal year of 1990
                                   as filed with the Securities
                                   and Exchange Commission on
                                   February 18, 1991.


     By-laws of McCormick &        Incorporated by reference from
     Company, Incorporated -       Registrant's Report on Form
     Restated and Amended as of    10-K for the fiscal year of 1989
     September 21, 1987.           as filed with the Securities
                                   and Exchange Commission on
                                   February 20, 1990.

(4)  Instruments defining the      With respect to rights of
     rights of security holders,   holders of equity securities,
     Including indentures.         see Exhibit 3 (Restatement of
                                   Charter). No instrument of
                                   Registrant with respect to long-
                                   term debt involves an amount of
                                   authorized securities which
                                   exceeds 10 percent of the
                                   total assets of the Registrant
                                   and its subsidiaries on a
                                   consolidated basis. Registrant
                                   agrees to furnish a copy of any
                                   such instrument upon request of
                                   the Commission.

(9)  Voting Trust Agreement.       Not applicable.

(10) Material contracts.           Registrant's supplemental
                                   pension plan for certain senior
                                   officers is described in the
                                   McCormick Supplemental Executive
                                   Retirement Plan, a copy of which
                                   was attached as Exhibit 10.1 to
                                   the Registrant's Report on Form
                                   10-K for the fiscal year 1992 as
                                   filed with the Securities and
                                   Exchange Commission on February
                                   17, 1993, which report is
                                   incorporated by reference. Stock
                                   option plans, in which
                                   directors, officers and certain
                                   other management employees
                                   participate, are described in
                                   the Registrant's S-8
                                   Registration Statements Nos.
                                   2-96166, 33-33725 and 33-39582
                                   filed with the Securities and
                                   Exchange Commission on March 1,
                                   1985, March 2, 1990 and
                                   March 25, 1991 respectively,
                                   which statements are
                                   incorporated by reference.


(11) Statement re computation of   Page 17 of this Report on
     per share earnings.           Form 10-K.

(12) Statements re computation     Pages 15-19 of Exhibit 13.
     of ratios.

(13) Annual Report to Security Holders

     McCormick & Company,          Bound separately with
     Incorporated Annual Report    separately numbered pages.
     to Stockholders for 1993.

(16) Letter re change in certifying Not applicable.
     accountant.

(18) Letter re change in accounting Not applicable.
     principles.

(21) Subsidiaries of the Registrant Page 39 of Exhibit 13.

(22) Published report regarding    Not applicable.
     matters submitted to vote of
     securities holders

(23) Consent of independent        Page 18 of this Report on
     auditors Form 10-K.

(24) Power of attorney             Not applicable.

(27) Financial Data Schedule       Not applicable.

(28) Information from reports      Not applicable.
     to state insurance regulatory
     authorities

(99) Additional exhibits           Registrant's definitive Proxy
     Statement                     dated February 15, 1995



Exhibit 23 -- Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of McCormick & Company, Incorporated and subsidiaries of our report dated January 16, 1995, included in the 1994 Annual Report to Shareholders of McCormick & Company, Incorporated.

Our audits also included the financial statement schedules of McCormick & Company, Incorporated and subsidiaries listed in Item
14)a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated January 16, 1995, with respect to the consolidated financial statements and schedules of McCormick & Company, Incorporated and subsidiaries included in the 1994 Annual Report to Shareholders and incorporated by reference in this Annual Report (Form 10-K) for the year ended November 30, 1994.


Form                Registration Number           Date Filed

S-3                 33-66614                      7/23/93
s-8                 33-59842                      3/19/93
S-3                 33-40920                      5/29/91
S-8                 33-33724                      3/2/90
S-8                 33-33725                      3/2/90
S-3                 33-32712                      12/1/89
S-8                 33-24660                      10/7/88
S-8                 33-24658                      9/15/88
S-8                 2-96166                       3/1/85



                                             Ernst & Young


Baltimore, Maryland
February 20, 1995