Form 10-K/A
period 1994-11-30
MCCORMICK & CO INC
filed 1995-02-27
CIK 63754

FORM 10-K/A
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                         AMENDMENT NO. 1

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY,  INCORPORATED



By: /s/H. Eugene Blattman
H. Eugene Blattman
President & Chief Executive Officer        February 27, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officer:

/s/H. Eugene Blattman   President &
H. Eugene Blattman      Chief Executive Officer  February 27, 1995



Principal Financial Officer:

/s/Robert G. Davey  Vice President &
Robert G. Davey     Chief Financial Officer      February 27, 1995



Principal Accounting Officer:

/s/J. Allan Anderson  Vice President &
J. Allan Anderson     Controller                  February 27, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:


THE BOARD OF DIRECTORS:                     DATE:


/s/ James J. Albrecht                       February 27, 1995
James J. Albrecht

/s/ H. Eugene Blattman                      February 27, 1995
H. Eugene Blattman

/s/ James S. Cook                           February 27, 1995
James S. Cook

/s/ Robert G. Davey                         February 27, 1995
Robert G. Davey

/s/ Harold J. Handley                       February 27, 1995
Harold J. Handley

/s/ George W. Koch                          February 27, 1995
George W. Koch

/s/ Robert J. Lawless                       February 27, 1995
Robert J. Lawless

/s/ Charles P. McCormick, Jr.               February 27, 1995
Charles P. McCormick, Jr.

/s/ George V. McGowan                       February 27, 1995
George V. McGowan

/s/ Carroll D. Nordhoff                     February 27, 1995
Carroll D. Nordhoff

/s/ Richard W. Single, Sr.                  February 27, 1995
Richard W. Single, Sr.

/s/ William E. Stevens                      February 27, 1995
William E. Stevens

/s/ Karen D. Weatherholtz                   February 27, 1995
Karen D. Weatherholtz





                                                                                    SUPPLEMENTAL
FINANCIAL SCHEDULE VIII

CONSOLIDATED


                                            McCORMICK & COMPANY, INCORPORATED

                                            VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                         COLUMN B            COLUMN C             COLUMN D        COLUMN E
                                             .......ADDITIONS......
                                 BALANCE     CHARGED       CHARGED
                                    AT       TO COSTS        TO                           BALANCE
                                 BEGINNING   AND           OTHER                          AT END
DESCRIPTION                      OF YEAR     EXPENSES      ACCOUNTS     DEDUCTIONS       OF YEAR

YEAR ENDED NOVEMBER 30, 1994
  Deducted from assets to which
     they apply:
     Allowance for doubtful
     receivables.......       $ 2,530,000   $1,132,000                 $1,142,000 (F1)  $ 2,520,000
    Amortization of excess cost of
      acquisitions.........    23,994,000    5,566,000    $847,000 (F2) 1,515,000 (F3)   28,921,000
                                                            29,000 (F4)

          TOTAL               $26,524,000   $6,698,000    $876,000     $2,657,000       $31,441,000


YEAR ENDED NOVEMBER 30, 1993
  Deducted from assets to
     which they apply:
     Allowance for doubtful
     receivables.......       $ 2,651,000   $  355,000                 $  476,000 (F1) $ 2,530,000
    Amortization of excess cost of
      acquisitions.........    19,936,000    4,571,000                    513,000 (F2)   23,994,000
          TOTAL               $22,587,000   $4,926,000                 $  989,000       $26,524,000


YEAR ENDED NOVEMBER 30, 1992
  Deducted from assets to
  which they apply:
    Allowance for doubtful
   receivables.......         $ 3,465,000   $  364,000                 $1,178,000 (F1)
$ 2,651,000
    Amortization of excess cost of
      acquisitions...........  17,586,000    3,684,000                  1,306,000 (F2)  19,936,000
                                                                           28,000 (F4)

          TOTAL               $21,051,000   $4,048,000                 $2,512,000      $22,587,000


Notes:

  (F1)  Accounts written off net of recoveries.
  (F2)  Foreign exchange translation adjustments.
  (F3)  Write-off of excess cost of acquisitions (Goodwill).
  (F4)  Other adjustments.

McCormick and Company, Inc.                                               Part I - Exhibit 11

(In Thousands Except Per Share Amounts)

Statement re Computation of Per-Share Earnings*


                                                                  Year Ended November 30
Computation for Statement of Income                           1994         1993         1992
Net Income                                                  $61,157         $73,054      $95,217

Reconciliation of Weighted Average Number of
  Shares Outstanding to Amount used in Primary
  Earnings Per Share Computation
    Weighted Average Number of Shares Outstanding            81,240          80,799       80,116
    Add - Dilutive Effect of Outstanding Options
      (as Determined by the Application of the
      Treasury Stock Method) (1)                                391             967        1,802

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares                        81,631          81,766       81,918

      PRIMARY EARNINGS PER SHARE                              $0.75           $0.89         $1.16


                                                                 Year Ended November 30
Computation for Statement of Income                           1994         1993        1992

Reconciliation of Weighted Average Number of
  Shares Outstanding to Amount used in Fully Diluted
  Earnings Per Share Computation
    Weighted Average Number of Shares Outstanding            81,240          80,799       80,116
    Add - Dilutive Effect of Outstanding Options
      (As Determined by the Application of the
      Treasury Stock Method) (1)                                391             990        1,857

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares                        81,631          81,789       81,973

    FULLY DILUTED EARNINGS PER SHARE                          $0.75           $0.89        $1.16


 *See 1994 Annual Report, Note (1) of the Notes to Financial Statements.


(1)  "This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%."
