Form 10-Q
period 1995-02-28
MCCORMICK & CO INC
filed 1995-04-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  February 28, 1995   Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                        February 28, 1995

     Common Stock                            13,091,000

     Common Stock Non-Voting                 68,127,000







10Q.mz
                     McCORMICK & COMPANY, INCORPORATED

                                   INDEX




                                                                Page No.

Part I.   FINANCIAL INFORMATION



        Condensed Consolidated Balance Sheets                      2



        Condensed Consolidated Statements of Income                3



        Condensed Consolidated Statements of Cash Flows            4



        Notes to Condensed Consolidated Financial Statements      5,6,7



        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8,9,10




 Part II.  OTHER INFORMATION                                       11












                          PART I.  FINANCIAL INFORMATION
                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 Feb. 28,  Feb. 28,   Nov. 30,
ASSETS                                            1995       1994      1994
  Current Assets
     Cash and cash equivalents                  $ 11,460   $ 18,201  $ 15,566
     Accounts receivable - net                   185,426    159,968   208,811
     Inventories
        Raw materials                            134,931    113,830   125,413
        Work in process                           54,311     48,403    42,987
        Finished goods                           212,554    168,843   206,067
                                                 401,796    331,076   374,467
     Prepaid expenses                             16,016     13,369    15,343
     Deferred income taxes                        43,470     13,003    43,470

        Total current assets                     658,168    535,617   657,657

  Investments                                     52,581     66,097    62,410
  Property - net                                 505,506    474,247   504,599
  Excess cost of acquisitions - net              187,281    134,330   196,166
  Prepaid allowances                             209,499    146,902   143,181
  Other assets                                     6,386      4,569     4,688

        Total assets                          $1,619,421 $1,361,762 1,568,701

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Notes payable                              $325,469   $171,350  $202,542
     Current portion long-term debt               13,725      8,275    11,532
     Outstanding checks                           21,188     12,062    17,955
     Accounts payable, trade                     113,618     95,621   128,236
     Accrued payroll                              30,720     15,742    30,424
     Accrued sales allowances                     26,449     25,719    38,373
     Accrued restructuring costs                  22,070          -    50,334
     Other accrued expenses and liab.            103,265     81,694   107,125
     Income taxes                                 11,755     17,780    14,307

        Total current liabilities                668,259    428,243   600,828

  Long-term debt                                 368,265    343,562   374,288
  Deferred income taxes                           20,383     39,959    19,229
  Employee benefit liabilities                    70,902     67,670    68,375
  Other liabilities                               16,592      4,959    16,017
        Total liabilities                      1,144,401    884,393 1,078,737

  Shareholders' Equity
     Common Stock, no par value                   50,758     50,944    50,006
     Common Stock Non-Voting, no par             104,760     98,919   101,697
     Retained earnings                           345,790    336,616   343,285
     Foreign currency translation adj.           (26,288)    (9,110)   (5,024)

        Total shareholders' equity               475,020    477,369   489,964

        Total liabilities and
           shareholders' equity               $1,619,421 $1,361,762 1,568,701

                       See notes to financial statements.

                                       (2)


                    McCORMICK & COMPANY, INCORPORATED

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            (Dollars In Thousands Except Per Share Amounts)




                                           Three Months Ended
                                      February 28,     February 28,
                                          1995             1994

Net sales                               $425,433         $367,723

Cost of goods sold                       283,617          234,952
Gross profit                             141,816          132,771
Selling, general and
  administrative expense                  97,873           96,532
Profit from operations                    43,943           36,239
Other income (expense) - net               1,849              (63)
Interest expense                          13,650            8,126

Income before income taxes                32,142           28,050
Provision for income taxes                12,000           10,790

Income from consolidated operations       20,142           17,260
Income (loss) unconsolidated operations     (796)           1,050

Net income                              $ 19,346         $ 18,310

Earnings per common share                  $0.24            $0.23

Cash dividends declared per
   common share                            $0.13            $0.12




                  See notes to financial statements.




















                                  (3)


                      McCORMICK & COMPANY, INCORPORATED

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (Dollars In Thousands)


                                                        Three Months Ended
                                                        Feb. 28,   Feb. 28,
                                                          1995       1994

Cash flows from operating activities
  Net income                                            $ 19,346   $ 18,310
  Depreciation and amortization                           16,050     13,130
  Provision for deferred income taxes                      1,208        932
  Gain on sale of assets                                      (1)       (49)
  Share of (income) loss unconsolidated oper.                796     (1,050)
  Dividend received unconsolidated subsidiary                  -          -
  Changes in assets and liabilities net of
    businesses acquired and disposed                    (131,556)   (65,344)

Net cash used in operating activities                    (94,157)   (34,071)

Cash flows from investing activities
  Acquisitions of businesses                                (981)   (23,083)
  Purchases of property, plant and equipment             (16,805)   (21,284)
  Proceeds from sale of assets                                67         31
  Other investments                                       (2,524)      (106)

Net cash used in investing activities                    (20,243)   (44,442)

Cash flows from financing activities
  Notes payable                                          123,897     75,182
  Long-term debt
     Borrowings                                              110     20,059
     Repayments                                           (3,633)    (2,242)
  Common stocks
     Issued                                                5,097      3,626
     Acquired by purchase                                 (7,314)    (2,577)
  Dividends paid                                         (10,544)    (9,724)
  Minority interest                                          499          -

Net cash provided by financing activities                108,112     84,324

Effect of exchange rate changes on cash and
  cash equivalents                                         2,182       (448)

Increase/(Decrease) in cash and cash equivalents          (4,106)     5,363
Cash and cash equivalents at beginning of period          15,566     12,838

Cash and cash equivalents at end of period              $ 11,460   $ 18,201



                     See notes to financial statements.



                                     (4)


               McCORMICK & COMPANY, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in Thousands Except per Share Amounts)


1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1995, February 28, 1994 and November 30, 1994, and the results of operations for the three month periods ended February 28, 1995 and February 28, 1994, and the cash flows for the three month periods ended February 28, 1995 and February 28, 1994. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

2. The results of consolidated operations for the three month periods ended February 28, 1995 are not necessarily indicative of the results to be expected for the full year.
     Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

3. Earnings per common share for the three month period ended February 28, 1995 was computed by dividing net income by the weighted average number of common shares outstanding (81,191,000). Earnings per common share for the three month period ended February 28, 1994 was computed by dividing net income by the weighted average number of common shares outstanding (81,136,000). The dilutive effect of common stock equivalents is not material.

4.   Interest paid during the three month periods ended February
     28, 1995 and February 28, 1994 was $12,300 and $11,200
     respectively. Income taxes paid during the same periods were $12,200 and $7,200 respectively.

5. Changes in foreign currency exchange rates required adjustments to both the Excess Cost of Acquisition account and the Foreign Currency Translation Adjustments account at February 28, 1995 and are primarily responsible for the changes in the translation adjustment account for the periods presented. These exchange rate changes plus amounts recorded as a result of business acquisitions largely account for the change in the Excess Cost of Acquisition account for the periods presented.

6. During the first quarter of 1995 the Company renewed certain prepaid allowance contracts. Payments associated with these contracts are reflected in the Prepaid Allowance account at February 28, 1995.

                               (5)


     The estimated fair values of the Company's significant financial instruments at February 28, 1995 follows:

                                             Estimated  Carrying
                                             Fair Value  Amount

     Cash & cash equivalents................ $ 11,460   $ 11,460
     Trade receivables......................  162,913    162,913
     Short-term borrowings..................  325,469    325,469
     Current portion of long-term debt......   13,725     13,725
     Accounts payable and accrued expenses..  296,122    296,122
     Long-term debt.........................  354,997    368,265

     The table below summarizes by currency the contractual amounts of the Company's forward exchange contracts, all of which are held for purposes other than trading, at February 28, 1995:

                                               Asset
                                    Forward   Carrying   Fair
                                   Contracts   Amount    Value

     Currency:  Mexican Peso        $10,000    $5,485   $4,024

8. At February 28, 1995 the Company had available credit facilities with domestic and foreign banks in the aggregate of $320,000. There were no borrowings outstanding against these facilities.

9. In the fourth quarter of 1994, the Company recorded a $70,445 charge for restructuring its business operations. This restructuring charge reduced 1994 net income for the year and for the fourth quarter by $46,295 or $.57 per share. The charge provides for costs associated with reducing the workforce and a program that will eliminate redundant facilities and positions, improve productivity and efficiency, and eliminate certain businesses and product lines. Specific actions include a reduction of approximately 600 positions worldwide through position eliminations and a voluntary special retirement program; closing an industrial products plant and a foodservice products plant and transferring the production to other existing facilities; realignment of some of our operations in the U.K.; offering for sale the Golden West Foods, Inc. frozen foods subsidiary; and consolidating certain administrative activities.

     As of February 28, 1995, the Company has reduced its workforce by approximately 250 positions due to position eliminations and retirements; has begun closing its production facilities in Hayward, California and Hunt Valley, Maryland and is transferring the production to other existing facilities; and has consolidated several functional activities primarily at the Hunt Valley operations. The components of the restructuring charge and remaining liability at February 28, 1995 are as follows:

                               (6)


                            Restructuring   11/30/94    2/28/95
                               Charge       Liability  Liability

     Workforce reduction      $ 24,375      $ 24,263    $  2,915
     Plant consolidations
       and closings             33,477        33,414      29,849
     Other restructuring
       projects                 12,593         6,513       5,210
                                70,445        64,190      37,974
     Income tax benefits       (24,150)      (23,434)    (13,000)
                              $ 46,295      $ 40,756    $ 24,974


     Included in the remaining liability are fixed asset write-offs of $11,791 and other asset write-offs of $2,097.

     The pre-tax restructuring liability which is anticipated to be expended in the next 12 months is included as a current liability in the balance sheet. The remaining portion is included in other non-current liabilities.

































                               (7)


                McCORMICK & COMPANY, INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Consolidated net sales for the quarter ended February 28, 1995 increased 16% over the corresponding period last year. This increase was largely attributable to sales volume gains. Sales increases were posted by the Company's industrial, European and Asia/Pacific operations. Acquisitions made during the past twelve months accounted for 6% of the increase.

Earnings per share was $.24, up slightly from $.23 last year. Net income increased 5.7%. Gross profit margins, however, declined to 33.3% from 36.1% last year as a result of a higher mix of industrial sales which have a lower gross margin.

Profit from operations was up 21% or $7.7 million from last year. This was due to an increase in earnings from our foreign operations, our industrial spice and flavorings business and favorable results and adjustments from our restructuring program announced in the fourth quarter of 1994. Earnings were unfavorably impacted by $5.5 million of higher interest expense which resulted from both higher debt levels and interest rates.

Income from our unconsolidated joint ventures was down $1.8 million or approximately $.02 per share due primarily to the economic problems in Mexico. The Mexican peso was devalued by approximately 40% in the first quarter of 1995. This devaluation had the effect of reducing shareholders' equity in the amount of approximately
$13 million. During 1994, the Company had entered into a forward contract for the delivery of Mexican Pesos in April of 1995 to hedge its exposure to a devaluation of this particular currency, therefore, the devaluation did not have a significant impact on the results of operations for the first quarter of 1995. Management is taking steps to help mitigate the impact on future earnings of the devaluation, including price increases where possible, identifying U.S. import opportunities for Mexican-sourced raw materials and additional sales opportunities.

Return on equity (ROE) calculated by dividing twelve months to date net income by average shareholders' equity during that period, increased to 13.0% at February 28, 1995 from 12.8% at year-end 1994 versus 21.8% at February 28, 1994. The restructuring charge booked in the fourth quarter of FY 1994 is the primary reason for the decline in ROE versus the first quarter of 1994.

In the first quarter the Company changed the accounting cycle for certain foreign operations to be concurrent with, and achieve uniformity with the domestic cycle. This was done in preparation for the reengineering of global financial systems. The effect of this change increased net income by $0.8 million.

                               (8)

Restructuring

In the fourth quarter of 1994, the Company announced a comprehensive restructuring of its business operations. As a result of this program, the Company recorded a restructuring charge in the amount of $70 million before tax and $46 million after tax. While the majority of the restructuring plan will be completed late in 1995, the following progress has been made during the first quarter of 1995:

* The worldwide workforce has been reduced by approximately 250 positions effective February 1, 1995 through position eliminations and a special early retirement program. In conjunction with this workforce reduction, termination benefits of approximately $3.5 million were paid and charged to the restructuring liability in the first quarter of 1995. The remaining cost of this portion of the workforce reduction will be paid by the Company's employee benefit plans as retirement benefits. The additional employee benefit plan liabilities associated with these retirement benefits approximate $18 million and have been charged to the restructuring liability in the first quarter of 1995. The remainder of the workforce reduction up to our goal of the elimination of 600 positions will be completed as production facilities identified for closure in the restructuring plan are closed. Severance costs were reduced by approximately $0.5 million as a result of a higher than expected rate of employee elections to transfer to positions at other locations and other opportunities to continue employment.

* The process of closing the McCormick Flavor Group's plant in Hayward, California and the Food Service Division's plant in Hunt Valley, Maryland are underway. It is expected that these plants will be closed and their production needs absorbed by other facilities by year end. Negotiations for the sale of Golden West Foods, Inc. are currently underway. The expected before tax loss on the disposal of these facilities was reduced by $1.5 million on the basis of current estimates.

* Plans for the realignment of some operating facilities in the U.K. are being finalized. The physical realignment is expected to begin late in 1995 and be completed in 1996.

*    In conjunction with the workforce reduction effected
     February 1, 1995, the Company has completed or has plans to complete the consolidation of certain administrative functions. These remaining consolidations will be completed during 1995.

* The sale of the Company's interest in a Moroccan joint venture was completed during the quarter with a reserve reduction of $1 million.



                               (9)

* The Company is negotiating for the construction of a $20 million consolidated distribution center to distribute the finished goods produced by all of its Hunt Valley plants. Construction of this facility is expected to be completed in early 1996. Upon completion of the facility, the Company will have the option to either purchase or lease the facility. On the basis of negotiations thus far, the reserve for costs associated with this project has been reduced by $0.9 million.

Cash expenditures associated with the restructuring plan during the first quarter of 1995 totaled $2.6 million net of anticipated tax benefits.

Savings from the portions of the restructuring plan that were completed in the first quarter of 1995 will consist principally of lower personnel costs after February 1, 1995. These savings will be invested in the Company's brands through product development and consumer promotion activities.

Financial Condition

The Company's capital structure (excluding $55.4 million non-recourse debt) was 57.9% debt to total capital at February 28, 1995, up from 52.0% at year-end 1994 and 49.4% at February 28, 1994. During the first quarter of 1995, the Company increased its net borrowings approximately $120 million. This cash was primarily used to secure long term business contracts, provide for capital spending, fund seasonal working capital needs in the first quarter, and to temporarily fund the cash payments made under the restructuring plan. The Company has begun a plan to improve working capital management which is anticipated to result in reductions in the investment in inventories by the end of 1995. Working capital reductions under this plan will be used to reduce debt and fund the costs of the restructuring plan. The Company's current ratio declined during the quarter to 1.0 from 1.1 at year-end 1994 largely due to the Company's increased use of commercial paper borrowings. The Company maintains $320 million of committed credit facilities that provide additional liquidity. These facilities were not in use at the end of the first quarter.
















                              (10)


                   PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

        (a)    Exhibits

Item 601
Exhibit
Number                             Reference

(3)     Articles of Incorporation
        and By-Laws

        Restatement of Charter of  Incorporated by reference
        McCormick & Company,       from Registrant's Form S-8
        Incorporated dated         Registration Statement
        April 16, 1990.            No. 33-39582 as filed with
                                   the Securities and Exchange
                                   Commission on March 25, 1991.

        Articles of Amendment to   Incorporated by reference
        Charter of McCormick &     from Registration Form S-8
        Company, Incorporated      Registration Statement
        dated April 1, 1992.       No. 33-59842 as filed with
                                   the SEC on March 19, 1993.

        By-Laws of McCormick &     Attached.
        Company, Incorporated -
        Restated and Amended as
        of March 18, 1992.

(10)    Material Contracts         Consulting agreement between
                                   Registrant and Charles P.
                                   McCormick, Jr. dated
                                   August 1, 1994.

        (b)  Reports on Form 8-K

             None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED


Date: April 14, 1995          By:
                                          Robert G. Davey
                                         Vice President &
                                      Chief Financial Officer


Date: April 14, 1995          By:
                                          J. Allan Anderson
                                    Vice President & Controller

                              (11)