Form 10-K/A
period 1994-11-30
MCCORMICK & CO INC
filed 1995-05-26
CIK 63754

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Aggregate market value of the voting stock held by
nonaffiliates of the registrant                       $190,760,977

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

CLASS                              NUMBER OF SHARES    DATE
                                     OUTSTANDING

Common Stock                         13,199,186        1/31/95
Common Stock Non-Voting              68,045,563        1/31/95

               DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                     PART OF FORM 10-K INTO
                                              WHICH INCORPORATED
Registrant's 1994 Annual Report
to Stockholders                         Part I, Part II, Part IV
Registrant's Proxy Statement
dated 2/15/95                           Part III, Part IV