Form 10-Q
period 1995-05-31
MCCORMICK & CO INC
filed 1995-07-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     May 31, 1995     Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                            May 31, 1995

     Common Stock                            12,616,000

     Common Stock Non-Voting                 68,555,000







10Q.mz

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 May 31,    May 31,  Nov. 30,
ASSETS                                            1995       1994      1994
  Current Assets
     Cash and cash equivalents                  $ 18,607   $ 19,061  $ 15,566
     Accounts receivable - net                   201,106    169,199   208,811
     Inventories
        Raw materials                            136,681    118,745   125,413
        Work in process                           54,959     47,824    42,987
        Finished goods                           197,790    172,363   206,067
                                                 389,430    338,932   374,467
     Prepaid expenses                             18,054      6,061    15,343
     Deferred income taxes                        43,470     13,003    43,470

        Total current assets                     670,667    546,256   657,657

  Investments                                     53,726     48,588    62,410
  Property - net                                 512,770    485,544   504,599
  Excess cost of acquisitions - net              186,265    146,916   196,166
  Prepaid allowances                             207,672    137,497   143,181
  Other assets                                     3,648      4,954     4,688

        Total assets                          $1,634,748 $1,369,755$1,568,701

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Notes payable                              $327,821   $180,297  $202,542
     Current portion long-term debt                8,119      9,693    11,532
     Outstanding checks                           12,360     14,421    17,955
     Accounts payable, trade                     140,623     97,394   128,236
     Accrued payroll                              19,923     23,423    30,424
     Accrued sales allowances                     26,457     23,410    38,373
     Accrued restructuring costs                  18,794          -    50,334
     Other accrued expenses and liab.            117,511     89,680   107,125
     Income taxes                                  7,498      4,591    14,307

        Total current liabilities                679,106    442,909   600,828

  Long-term debt                                 362,952    340,244   374,288
  Deferred income taxes                           23,120     31,622    19,229
  Employee benefit liabilities                    75,253     67,204    68,375
  Other liabilities                               16,488      4,896    16,017
        Total liabilities                      1,156,919    886,875 1,078,737

  Shareholders' Equity
     Common Stock, no par value                   49,180     50,181    50,006
     Common Stock Non-Voting, no par             107,689     99,933   101,697
     Retained earnings                           346,802    343,671   343,285
     Foreign currency translation adj.           (25,842)   (10,905)   (5,024)

        Total shareholders' equity               477,829    482,880   489,964

        Total liabilities and
           shareholders' equity               $1,634,748 $1,369,755$1,568,701

                       See notes to financial statements.

                                       (2)

                   McCORMICK & COMPANY, INCORPORATED

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            (Dollars In Thousands Except Per Share Amounts)




                              Three Months Ended   Six Months Ended
                                    May 31               May 31
                                1995      1994       1995      1994

Net sales                     $444,983  $396,342   $870,416  $764,065

Cost of goods sold             293,672   254,670    577,289   489,622
Gross profit                   151,311   141,672    293,127   274,443
Selling, general and
  administrative expense       111,570   104,041    209,443   200,573
Profit from operations          39,741    37,631     83,684    73,870
Other income (expense) - net    (1,268)   (1,206)       581    (1,269)
Interest expense                14,137     9,034     27,787    17,160

Income before income taxes      24,336    27,391     56,478    55,441
Provision for income taxes       8,760    10,660     20,760    21,450

Income from consolidated
  operations                    15,576    16,731     35,718    33,991
Income (loss) unconsolidated
  operations                       466     2,398       (330)    3,448

Net income                    $ 16,042  $ 19,129   $ 35,388  $ 37,439

Earnings per common share        $0.20     $0.24      $0.44     $0.46

Cash dividends declared per
   common share                  $0.13     $0.12      $0.26     $0.24




                  See notes to financial statements.


















                                  (3)

                      McCORMICK & COMPANY, INCORPORATED

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (Dollars In Thousands)


                                                         Six Months Ended
                                                         May 31,    May 31,
                                                          1995       1994

Cash flows from operating activities
  Net income                                            $ 35,388   $ 37,439
  Depreciation and amortization                           31,680     27,624
  Provision for deferred income taxes                      1,117      2,008
  Gain on sale of assets                                      75        124
  Share of (income) loss unconsolidated oper.                330     (3,448)
  Dividend received unconsolidated subsidiary                  -      3,345
  Changes in assets and liabilities net of
    businesses acquired and disposed                    (113,951)   (69,001)

Net cash used in operating activities                    (45,361)    (1,909)

Cash flows from investing activities
  Acquisitions of businesses                                (981)   (26,083)
  Purchases of property, plant and equipment             (35,445)   (41,903)
  Proceeds from sale of assets                               383        124
  Proceeds (payments) from forward exchange contract       4,361       (518)
  Other investments                                       (2,898)    (2,970)

Net cash used in investing activities                    (34,580)   (71,350)

Cash flows from financing activities
  Notes payable                                          126,257     59,052
  Long-term debt
     Borrowings                                            1,021     56,713
     Repayments                                          (17,028)   (14,869)
  Common stocks
     Issued                                                5,326      4,236
     Acquired by purchase                                (12,554)    (5,245)
  Dividends paid                                         (21,096)   (19,489)
  Minority interest                                          703          -

Net cash provided by financing activities                 82,629     80,398

Effect of exchange rate changes on cash and
  cash equivalents                                           353       (916)

Increase/(Decrease) in cash and cash equivalents           3,041      6,223
Cash and cash equivalents at beginning of period          15,566     12,838

Cash and cash equivalents at end of period              $ 18,607   $ 19,061



                     See notes to financial statements.



                                     (4)


               McCORMICK & COMPANY, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in Thousands Except per Share Amounts)


1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1995, May 31, 1994 and November 30, 1994, and the results of operations for the three and six month periods ended May 31, 1995 and May 31, 1994, and the cash flows for the six month periods ended May 31, 1995 and May 31, 1994. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

2. The results of consolidated operations for the three and six month periods ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.
     Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

3. Earnings per common share for the three and six month periods ended May 31, 1995 were computed by dividing net income by the weighted average number of common shares outstanding (81,161,000 - three months and 81,170,000 - six months).
     Earnings per common share for the three and six month periods ended May 31, 1994 were computed by dividing net income by the weighted average number of common shares outstanding (81,353,000 - three months and 81,227,000 - six months). The dilutive effect of common stock equivalents is not material.

4. Interest paid during the six month periods ended May 31, 1995 and May 31, 1994 was $22,990 and $20,840 respectively. Income taxes paid during the same periods were $21,300 and $38,900 respectively.

5. Changes in foreign currency exchange rates required adjustments to both the Excess Cost of Acquisition account and the Foreign Currency Translation Adjustments account at
     May 31, 1995 and are primarily responsible for the changes in the translation adjustment account for the periods presented. These exchange rate changes plus amounts recorded as a result of business acquisitions in the last half of fiscal 1994, largely account for the change in the Excess Cost of Acquisition account for the periods presented.

6. During the second quarter of 1995 the Company renewed certain prepaid allowance contracts. Payments associated with these contracts are reflected in the Prepaid Allowance account at May 31, 1995, less amortization as of that date.

                               (5)

7. The estimated fair values of the Company's significant financial instruments at May 31, 1995 follows:

                                             Estimated  Carrying
                                             Fair Value  Amount

     Cash & cash equivalents................ $ 18,607   $ 18,607
     Trade receivables......................  184,741    184,741
     Short-term borrowings..................  327,821    327,821
     Current portion of long-term debt......    8,119      8,119
     Accounts payable and accrued expenses..  323,308    323,308
     Long-term debt.........................  373,756    362,952

8. At May 31, 1995 the Company had available credit facilities with domestic and foreign banks in the aggregate of $340,000. There were no borrowings outstanding against these facilities.

9. In the fourth quarter of 1994, the Company recorded a $70,445 charge for restructuring its business operations. This restructuring charge reduced 1994 net income for the year and for the fourth quarter by $46,295 or $.57 per share. The charge provides for costs associated with reducing the work force and a program that will eliminate redundant facilities and positions, improve productivity and efficiency, and eliminate certain businesses and product lines. Specific actions include a reduction of approximately 600 positions worldwide through position eliminations and a voluntary special retirement program; closing an industrial products plant and a foodservice products plant and transferring the production to other existing facilities; realignment of some of our operations in the U.K.; offering for sale the Golden West Foods, Inc. frozen foods subsidiary; and consolidating certain administrative activities.

     As of May 31, 1995, the Company has reduced its work force by approximately 280 positions due to position eliminations and retirements; has begun the process of closing its production facilities in Hayward, California and Hunt Valley, Maryland and is transferring the production to other existing facilities; and has consolidated several functional activities primarily at the Hunt Valley operations. The components of the restructuring charge and remaining liability at May 31, 1995 are as follows:

                            Restructuring   11/30/94    5/31/95
                               Charge       Liability  Liability

     Work force reduction     $ 24,375      $ 24,263    $  1,978
     Plant consolidations
       and closings             33,477        33,414      27,906
     Other restructuring
       projects                 12,593         6,513       2,991
                                70,445        64,190      32,875
     Income tax benefits       (24,150)      (23,434)    (11,270)
                              $ 46,295      $ 40,756    $ 21,605

                               (6)

     Included in the remaining liability are fixed asset write-offs of $11,780 and other asset write-offs of $1,394.

     The pre-tax restructuring liability which is anticipated to be expended in the next 12 months is included as a current liability in the balance sheet. The remaining portion is included in other non-current liabilities.













































                               (7)


                McCORMICK & COMPANY, INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Consolidated net sales for the three and six months ended May 31, 1995 increased 12% and 14% respectively over the corresponding periods last year. These increases were largely attributable to sales volume gains with most operating units reporting volume increases for both the second quarter and the first half. In terms of volume alone, the increases were 11% for the quarter and 9% for the year. Sales from newly acquired businesses contributed approximately 3% to the second quarter net sales increase.

The gross profit margin for the second quarter was up slightly at 34.0% versus 33.3% in the first quarter but down from the 35.7% posted in the second quarter of the previous year. The six month margin was also down at 33.7% compared to 35.9% of the prior six month period. The overall decline in margins was due to higher raw material costs and to a higher mix of industrial sales which have a lower gross profit margin than the Company as a whole. Profit from operations was up 6% or $2.1 million for the second quarter and 13% or $9.8 million for the first half. This was due to an increase in earnings from our foreign operations, our industrial spice business and favorable first quarter adjustments from our restructuring program announced in the fourth quarter of 1994.

Net income of $16.0 million or $.20 per share for the three months ended May 31, 1995 was below the $19.1 million or $.24 per share reported for 1994's second quarter. Net income for the six months ended May 31, 1995 decreased to $35.4 million or $.44 per share from $37.4 million or $.46 per share for the same period last year. Earnings continue to be unfavorably impacted by increased interest expense of $5.1 million for the quarter and $10.6 million for the first half due to both higher debt levels and higher interest rates. These increases were somewhat offset by comparatively lower tax provisions in fiscal 1995.

Income from our unconsolidated joint ventures was down $1.9 million or $.02 per share in the second quarter and down $3.8 million or $.05 per share for the first six months compared to the respective periods of the prior year, due primarily to economic problems in Mexico. The Mexican peso was devalued by approximately 43% in the first half of fiscal 1995. This devaluation had the effect of reducing shareholders' equity in the amount of approximately
$20 million. During 1994, the Company had entered into a forward contract for the delivery of Mexican pesos in April of 1995 to hedge its exposure, therefore, the devaluation did not have a significant impact on the results of operations for the first half of 1995.

                               (8)

Management is taking steps to help mitigate the impact on future earnings of the devaluation, including price increases where possible, identifying U.S. import opportunities for Mexican-sourced raw materials and additional sales opportunities.

Return on equity (ROE) calculated by dividing twelve months to date net income by average shareholders' equity during that period, decreased to 12.4% at May 31, 1995 from 12.8% at year-end 1994 versus 21.7% at May 31, 1994. The restructuring charge booked in the fourth quarter of FY 1994 is the primary reason for the decline in ROE versus the second quarter of 1994.

Restructuring

In the fourth quarter of 1994, the Company announced a comprehensive restructuring of its business operations. As a result of this program, the Company recorded a restructuring charge in the amount of $70 million before tax and $46 million after tax. While the majority of the restructuring plan will be completed late in 1995, the following progress has been made during the first half of 1995:

*    The worldwide work force has been reduced by approximately
     280 positions since February 1, 1995 through position eliminations and a special early retirement program. In conjunction with this work force reduction, termination benefits of approximately $4.7 million were paid and charged to the restructuring liability in the first half of 1995. The remaining cost of this portion of the work force reduction will be paid by the Company's employee benefit plans as retirement benefits. The additional employee benefit plan liabilities associated with these retirement benefits approximate $18.0 million and have been charged to the restructuring liability in the first half of 1995. The remainder of the work force reduction up to our goal of the elimination of 600 positions will be completed as production facilities identified for closure in the restructuring plan are closed. Severance costs were reduced by approximately $0.5 million as a result of a higher than expected rate of employee elections to transfer to positions at other locations and other opportunities to continue employment.

* The process of closing the McCormick Flavor Group's plant in Hayward, California and the Food Service Division's plant in Hunt Valley, Maryland is underway. It is expected that these plants will be closed and their production needs absorbed by other facilities by the end of the first quarter of 1996. The sale of Golden West Foods, Inc. was completed July 6, 1995. The expected before tax loss on the disposal of these facilities was reduced by $1.5 million in the first quarter. The current adjusted restructuring reserve is adequate to cover losses associated with the disposal of these facilities.




                               (9)

* Plans for the realignment of some operating facilities in the U.K. are being finalized. The physical realignment is expected to begin late in 1995 and be completed in 1996.

*    In conjunction with the work force reduction effected
     February 1, 1995, the Company has completed or has plans to complete the consolidation of certain administrative functions. These remaining consolidations will be completed during 1995.

* The Company will lease a $20 million consolidated distribution center to distribute the finished goods produced by all of its Hunt Valley plants. Construction of this facility has begun and is expected to be completed in early 1996. The restructuring reserve for costs associated with this project were reduced by $0.9 million in the first quarter. The adjusted reserve balance is adequate to cover remaining costs associated with this project.

Cash expenditures associated with the restructuring plan during the first half of 1995 totaled $4.3 million net of anticipated tax benefits.

Savings from the portions of the restructuring plan that were completed in the first half of 1995 will consist principally of lower personnel costs after February 1, 1995. These savings will be invested in the Company's brands through product development and consumer promotion activities.

Financial Condition

The Company's capital structure (excluding $55.4 million non-recourse debt) was 57.4% debt to total capital at May 31, 1995, up from 52.0% at year-end 1994 and 49.5% at May 31, 1994. During the second quarter of 1995, the Company generated approximately $49 million in cash from operations. This cash was mostly used for repayment of long-term debt, capital spending, and shareholder dividends. For the six months ended May 31, 1995 the Company's net borrowings were approximately $110 million, down from $120 million at the end of the first quarter, where the funds were primarily used to secure long-term business contracts, provide for capital spending, fund seasonal working capital needs, and to temporarily fund the cash payments made under the restructuring plan. The Company has begun a plan to improve working capital management which is anticipated to result in reductions in the investment in inventories by the end of 1995. Working capital reductions under this plan will be used to reduce debt and fund the costs of the restructuring plan. The Company's current ratio remained the same during the second quarter at 1.0, down from 1.1 at year-end 1994 largely due to the Company's increased use of commercial paper borrowings in the first quarter. The Company maintains $340 million of committed credit facilities that provide additional liquidity. These facilities were not in use at the end of the second quarter.


                              (10)


                   PART II - OTHER INFORMATION



Item 4  Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on March 15, 1995.

(b)  No response required.

(c) A proposal to approve the 1995 Employees Stock Purchase Plan, as described in the Company's Proxy Statement dated
     February 15, 1995, was approved by a vote of 11,971,560 shares cast for; 17,286 shares cast against; and 555,256 shares abstaining.

(d)  No response required.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date: July 14, 1995           By: /s/ Robert G. Davey
                                          Robert G. Davey
                                         Vice President &
                                      Chief Financial Officer



Date: July 14, 1995           By: /s/ J. Allan Anderson
                                          J. Allan Anderson
                                    Vice President & Controller
















                               (11)