Form 10-Q
period 1995-08-31
MCCORMICK & CO INC
filed 1995-10-16
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   August 31, 1995    Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                         August 31, 1995

     Common Stock                            12,465,000

     Common Stock Non-Voting                 68,710,000

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                Aug. 31,   Aug. 31,  Nov. 30,
ASSETS                                            1995       1994      1994
  Current Assets
     Cash and cash equivalents                  $ 30,528   $ 14,137  $ 15,566
     Accounts receivable - net                   191,935    200,476   208,811
     Inventories
        Raw materials                            131,278    116,953   125,413
        Work in process                           53,354     47,645    42,987
        Finished goods                           222,942    201,800   206,067
                                                 407,574    366,398   374,467
     Prepaid expenses                             21,407      6,385    15,343
     Deferred income taxes                        43,470     13,003    43,470

        Total current assets                     694,914    600,399   657,657

  Investments                                     54,709     51,019    62,410
  Property - net                                 514,024    497,997   504,599
  Excess cost of acquisitions - net              183,933    197,221   196,166
  Prepaid allowances                             208,417    155,201   143,181
  Other assets                                     5,376      5,452     4,688

        Total assets                          $1,661,373 $1,507,289$1,568,701

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Notes payable                              $371,080   $272,899  $202,542
     Current portion long-term debt               12,242     10,864    11,532
     Outstanding checks                           15,078     11,676    17,955
     Accounts payable, trade                     140,081    113,874   128,236
     Accrued payroll                              21,646     26,715    30,424
     Accrued sales allowances                     24,148     24,822    38,373
     Accrued restructuring costs                  12,260          -    50,334
     Other accrued expenses and liab.             99,988     93,196   107,125
     Income taxes                                  5,711      7,148    14,307

        Total current liabilities                702,234    561,194   600,828

  Long-term debt                                 349,945    355,303   374,288
  Deferred income taxes                           27,260     30,169    19,229
  Employee benefit liabilities                    78,850     61,302    68,375
  Other liabilities                               17,413      4,083    16,017
        Total liabilities                      1,175,702  1,012,051 1,078,737

  Shareholders' Equity
     Common Stock, no par value                   48,733     49,808    50,006
     Common Stock Non-Voting, no par             110,048    100,809   101,697
     Retained earnings                           354,199    357,235   343,285
     Foreign currency translation adj.           (27,309)   (12,614)   (5,024)

        Total shareholders' equity               485,671    495,238   489,964

        Total liabilities and
           shareholders' equity               $1,661,373 $1,507,289$1,568,701

                       See notes to financial statements.

                                       (2)

                   McCORMICK & COMPANY, INCORPORATED

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            (Dollars In Thousands Except Per Share Amounts)




                              Three Months Ended    Nine Months Ended
                                   August 31            August 31
                                1995      1994       1995       1994

Net sales                   $431,982  $422,141  $1,302,398 $1,186,206

Cost of goods sold           288,359   264,086     865,648    753,708
Gross profit                 143,623   158,055     436,750    432,498
Selling, general and
  administrative expense      99,912   107,627     309,355    308,200
Profit from operations        43,711    50,428     127,395    124,298
Other income (expense)-net      (380)     (520)        201     (1,789)
Interest expense              13,992     9,743      41,779     26,903

Income before income taxes    29,339    40,165      85,817     95,606
Provision for income taxes    10,130    15,030      30,890     36,480

Income from consolidated
  operations                  19,209    25,135      54,927     59,126
Income from unconsolidated
  operations                     706     1,307         376      4,755

Net income                  $ 19,915  $ 26,442  $   55,303 $   63,881

Earnings per common share      $0.25     $0.33       $0.68      $0.79

Cash dividends declared per
   common share                $0.13     $0.12       $0.39      $0.36




                  See notes to financial statements.


















                                  (3)
                      McCORMICK & COMPANY, INCORPORATED

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (Dollars In Thousands)


                                                         Nine Months Ended
                                                        Aug. 31,   Aug. 31,
                                                          1995       1994

Cash flows from operating activities
  Net income                                            $ 55,303   $ 63,881
  Depreciation and amortization                           45,749     44,518
  Provision for deferred income taxes                      2,312      3,614
  Gain on sale of assets                                     167        245
  Share of income unconsolidated oper.                      (376)    (4,755)
  Dividend received unconsolidated subsidiary                  -      3,345
  Changes in assets and liabilities net of
    businesses acquired and disposed                    (141,801)  (132,571)

Net cash used in operating activities                    (38,646)   (21,723)

Cash flows from investing activities
  Acquisitions of businesses                                (981)   (82,413)
  Purchases of property, plant and equipment             (58,659)   (64,950)
  Proceeds from sale of assets                             2,030        195
  Proceeds (payments) from forward exchange contract       4,361       (520)
  Other investments                                       (3,065)    (4,595)

Net cash used in investing activities                    (56,314)  (152,283)

Cash flows from financing activities
  Notes payable                                          169,299    122,055
  Long-term debt
     Borrowings                                            1,194    102,425
     Repayments                                          (20,529)   (14,899)
  Common stocks
     Issued                                                7,517      5,034
     Acquired by purchase                                (14,766)    (8,658)
  Dividends paid                                         (31,652)   (29,248)

Net cash provided by financing activities                111,063    176,709

Effect of exchange rate changes on cash and
  cash equivalents                                        (1,141)    (1,404)

Increase in cash and cash equivalents                     14,962      1,299
Cash and cash equivalents at beginning of period          15,566     12,838

Cash and cash equivalents at end of period              $ 30,528   $ 14,137



                     See notes to financial statements.



                                     (4)

               McCORMICK & COMPANY, INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in Thousands Except per Share Amounts)


1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1995, August 31, 1994 and November 30, 1994, and the results of operations for the three and nine month periods ended August 31, 1995 and August 31, 1994, and the cash flows for the nine month periods ended August 31, 1995 and August 31, 1994. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

2. The results of consolidated operations for the three and nine month periods ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.
     Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

3. Earnings per common share for the three and nine month periods ended August 31, 1995 were computed by dividing net income by the weighted average number of common shares outstanding (81,194,000 - three months and 81,179,000 - nine months).
     Earnings per common share for the three and nine month periods ended August 31, 1994 were computed by dividing net income by the weighted average number of common shares outstanding (81,292,000 - three months and 81,244,000 - nine months). The dilutive effect of common stock equivalents is not material.

4. Interest paid during the nine month periods ended August 31, 1995 and August 31, 1994 was $38,700 and $29,900 respectively. Income taxes paid during the same periods were $26,800 and $54,100 respectively.

5. Changes in foreign currency exchange rates required adjustments to both the Excess Cost of Acquisition account and the Foreign Currency Translation Adjustments account at
     August 31, 1995 and are primarily responsible for the changes in the translation adjustment account for the periods presented. These exchange rate changes plus amortization of excess cost, largely account for the change in the Excess Cost of Acquisition account for the periods presented.

6. During the first nine months of 1995 the Company renewed certain prepaid allowance contracts. Payments associated with these contracts are reflected in the Prepaid Allowance account at August 31, 1995, less amortization as of that date.

                               (5)
7. The estimated fair values of the Company's significant financial instruments at August 31, 1995 follows:

                                             Estimated  Carrying
                                             Fair Value  Amount

     Cash & cash equivalents................ $ 30,528   $ 30,528
     Trade receivables......................  173,303    173,303
     Short-term borrowings..................  371,080    371,080
     Current portion of long-term debt......   12,242     12,242
     Accounts payable and accrued expenses..  298,123    298,123
     Long-term debt.........................  358,690    349,945

8. At August 31, 1995 the Company had available credit facilities with domestic and foreign banks in the aggregate of $370,000. There were no borrowings outstanding against these facilities.

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

     As of August 31, 1995, the Company has reduced its work force by approximately 530 positions due to position eliminations and retirements; has begun the process of closing its production facilities in Hayward, California and Hunt Valley, Maryland and is transferring the production to other existing facilities; has sold its frozen food business, Golden West Foods, Inc.; and has consolidated several functional activities primarily at the Hunt Valley operations. The components of the restructuring charge and remaining liability at August 31, 1995 are as follows:

                            Restructuring   11/30/94    8/31/95
                               Charge       Liability  Liability

     Work force reduction     $ 24,375      $ 24,263    $ 1,302
     Plant consolidations
       and closings             33,477        33,414     22,904
     Other restructuring
       projects                 12,593         6,513      2,135
                                70,445        64,190     26,341
     Income tax benefits       (24,150)      (23,434)    (9,030)
                              $ 46,295      $ 40,756    $17,311

                               (6)
     Included in the remaining liability are fixed asset write-offs of $6,294 and other asset write-offs of $940.

     The pre-tax restructuring liability which is anticipated to be expended in the next 12 months is included as a current liability in the balance sheet. The remaining portion is included in other non-current liabilities.

10. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company has not yet determined when this standard will be adopted. The effect of this accounting change on the Company's financial statements is not expected to be material.

     The Company must adopt this standard no later than in its fiscal year ending November 30, 1996.































                               (7)

                McCORMICK & COMPANY, INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Consolidated net sales for the three and nine months ended
August 31, 1995 increased 2% and 10% respectively over the corresponding periods last year. These increases were largely attributable to sales volume gains with most operating units reporting volume increases for both periods with particularly strong performance coming from the foreign markets. Sales from newly acquired businesses contributed approximately two-thirds of the third quarter net sales increase. A price increase late in the third quarter of 1994 had the effect of increasing sales in the domestic consumer business, as customers made purchases prior to the price increase taking effect. No similar price increase occurred in the third quarter of 1995.

The third quarter's gross profit margin declined to 33.2% versus 37.4% for the same period last year. Also the nine month margin dropped to 33.5% compared to 36.5% of the prior nine month period. The overall decline in margins was due to higher raw material costs, higher mix of lower margin industrial sales and lower crop yields for Gilroy garlic. Profit from operations was down 13.3% or $6.7 million for the third quarter but up 2.5% or $3.1 million for the first nine months. The weakening in quarterly profits, due mainly to lower margins, was somewhat offset by lower administrative expenses and marketing costs. The nine months' profits continue to benefit from an increase in earnings from our foreign operations and industrial spice and seasoning business, and favorable first quarter adjustments from our restructuring program.

Net income of $19.9 million or $.25 per share for the three months ended August 31, 1995 was below the $26.4 million or $.33 per share reported for 1994's third quarter. Net income for the nine months ended August 31, 1995 decreased to $55.3 million or $.68 per share from $63.9 million or $.79 per share for the same period last year. Earnings continue to be unfavorably impacted by increased interest expense which was higher by $4.2 million for the quarter and $14.9 million for the first nine months due to both higher debt levels and higher interest rates. Net income was also negatively impacted by weakness in our Mexican operations brought on by the devaluation of the Mexican peso, as discussed below. These impacts were somewhat offset by a comparatively lower effective tax rate in fiscal 1995.



                               (8)
Income from our unconsolidated joint ventures was down $4.4 million or $.05 per share for the first nine months compared to the respective period of the prior year, due primarily to economic problems in Mexico. The Mexican peso was devalued by approximately 45% during fiscal 1995. This devaluation had the effect of reducing shareholders' equity in the amount of approximately
$20 million. During 1994, the Company had entered into a forward contract for the delivery of Mexican pesos in April of 1995 to hedge its exposure, therefore, the devaluation itself has not had a significant impact on the results of operations through nine months of fiscal 1995. The impact of the devaluation on the Mexican economy, however, has had a very unfavorable impact on sales and profits of our Mexican operations. Management has taken steps where possible to help mitigate the impact on earnings of the devaluation, including price increases, identifying U.S. import opportunities for Mexican-sourced raw materials and additional sales opportunities.

The peso has further weakened during the fourth quarter and will likely have an additional unfavorable effect on quarterly earnings.

Return on equity (ROE) calculated by dividing twelve months to date net income by average shareholders' equity during that period, decreased to 11.0% at August 31, 1995 from 12.8% at year-end 1994 versus 21.9% at August 31, 1994. The restructuring charge booked in the fourth quarter of FY 1994 is the primary reason for the decline in ROE versus the third quarter of 1994.

Restructuring

In the fourth quarter of 1994, the Company announced a comprehensive restructuring of its business operations. As a result of this program, the Company recorded a restructuring charge in the amount of $70 million before tax and $46 million after tax. The majority of the restructuring plan will be completed in 1995, the following progress has been made during the first nine months of 1995:

* The worldwide work force has been reduced by approximately 530 positions since February 1, 1995 through position eliminations and a special early retirement program. In conjunction with this work force reduction, termination benefits of approximately $5.4 million were paid and charged to the restructuring liability in the first nine months of 1995. The remaining cost of this portion of the work force reduction will be paid by the Company's employee benefit plans as retirement benefits. The additional employee benefit plan liabilities associated with these retirement benefits approximate $18.0 million and have been charged to the restructuring liability in 1995. The remainder of the work force reduction will be completed as production facilities identified for closure in the restructuring plan are closed. Severance costs were reduced by approximately $0.5 million as a result of a higher than expected rate of employee elections to transfer to positions at other locations and other opportunities to continue employment.

                               (9)
* The process of closing the McCormick Flavor Group's plant in Hayward, California and the Food Service Division's plant in Hunt Valley, Maryland is underway. It is expected that these plants will be closed and their production needs absorbed by other facilities by the end of the first quarter of 1996. The sale of Golden West Foods, Inc. was completed July 6, 1995. The expected before tax loss on the disposal of these facilities was reduced by $1.5 million in the first quarter. The current adjusted restructuring reserve is adequate to cover losses associated with the disposal of these facilities.

*    The realignment of certain operating facilities in the U.K.
     has begun and is expected to be completed in 1997.

*    In conjunction with the work force reduction effected
     February 1, 1995, the Company has substantially completed the consolidation of certain administrative functions.

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

Cash and capital expenditures associated with the restructuring plan during the first nine months of 1995 were approximately $16 million net of anticipated tax benefits.

Savings from the portions of the restructuring plan that were completed in the first nine months of 1995 will consist principally of lower personnel costs after February 1, 1995. These savings will be invested in the Company's brands through product development and consumer promotion activities.

Financial Condition

The Company's capital structure (excluding $55.4 million non-recourse debt) was 58.3% debt to total capital at August 31, 1995, up from 52.0% at year-end 1994 and 54.0% at August 31, 1994.
During the third quarter the Company increased its net short-term borrowings by $40 million. This cash, plus cash generated from operations, was used to meet cash needs that mainly included seasonal working capital requirements, capital asset additions and shareholder dividends. The Company has begun a plan to improve working capital management which is anticipated to result in reductions in the investment in inventories, most of which reduction will occur in the fourth quarter. Further reductions are planned for 1996. Working capital reductions under this plan will be used to reduce debt and fund the costs of the restructuring plan. The Company's current ratio remained the same during the third quarter at 1.0, down from 1.1 at year-end 1994 largely due to the Company's increased use of commercial paper borrowings. The Company maintains $370 million of committed credit facilities that provide additional liquidity. These facilities were not in use at the end of the third quarter.

                              (10)

                   PART II - OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

(a)  No response required.

(b)  None.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date: October 16, 1995        By: /s/ Robert G. Davey
                                          Robert G. Davey
                                         Vice President &
                                      Chief Financial Officer



Date: October 16, 1995        By: /s/ J. Allan Anderson
                                          J. Allan Anderson
                                    Vice President & Controller

























10Q.mz                        (11)