Form 10-K405
period 1995-11-30
MCCORMICK & CO INC
filed 1996-02-23
CIK 63754

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended November 30, 1995         Commission file number 0-748

                   McCORMICK & COMPANY, INCORPORATED
        (Exact name of registrant as specified in its charter)

Maryland                                 52-0408290
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)       Identification No.)

18 Loveton Circle                             21152
Sparks, Maryland
(Address of principal executive offices)    (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Aggregate market value of the voting stock held by nonaffiliates of the registrant . . . . . . .  $183,598,203

The aggregate market value indicated above was calculated as follows:
The number of shares of voting stock held by nonaffiliates of the registrant as of January 31, 1996 was 8,024,397. This number excludes shares held by the McCormick Profit Sharing Plan and PAYSOP and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 31, 1996, $22.88.

Class               Number of Shares Outstanding            Date
Common Stock                  12,057,354                  1/31/96
Common Stock Non-Voting       69,199,430                  1/31/96

                  DOCUMENTS INCORPORATED BY REFERENCE
Document                                         Part of 10-K into
                                                 which incorporated
Registrant's 1995 Annual Report to         Part I, Part II, Part IV
  Stockholders
Registrant's Proxy Statement dated 2/20/96     Part III, Part IV

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

The Registrant's Annual Report to Stockholders for 1995, which is enclosed as Exhibit 13, contains a description of the general development, during the last fiscal year, of the business of the Registrant, which was formed in 1915 under Maryland law as the successor to a business established in 1889. Pages 9 through 12 and 30 through 36 of that Report are incorporated by reference. The Registrant's net sales increased 10% in 1995 to $1,858,694,000 due to both sales price and volume changes.

The Registrant operates in one business segment and has disclosed in
Note 9 of the Notes to Consolidated Financial Statements on page 28 of its Annual Report to Stockholders for 1995, which Note is incorporated by reference, the financial information about the business segment required by this Item.

The Registrant's Annual Report to Stockholders for 1995 sets forth a description of the business conducted by the Registrant on pages 9 through 12. Those pages of the Registrant's Annual Report are incorporated by reference.

Principal Products/Marketing

Spices, seasonings, flavorings, and other specialty food products are the Registrant's principal products. Spices, seasonings, flavorings, and other specialty food products accounted for approximately 90% of net sales on a consolidated basis during the three fiscal years ended November 30, 1995. No other product or class of similar products or services contributed as much as 10% to consolidated net sales during the last three fiscal years. The Registrant's efforts will continue to be directed primarily in the area of spices, seasonings, flavorings, and other specialty food products.

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

The raw materials most important to the Registrant are onion, garlic and capsicums (paprika and chili peppers), which are produced in the United States, black pepper, most of which originates in India, Indonesia, Malaysia and Brazil, and vanilla beans, a large proportion of which the Registrant obtains from the Malagasy Republic and Indonesia. The Registrant does not anticipate any material restrictions or shortages on the availability of raw materials which would have a significant impact on the Registrant's business in the foreseeable future.

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

Working Capital

In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the second and third quarters. In common with other companies, the Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. The Registrant's Annual Report to Stockholders for 1995 sets forth a description of the Registrant's liquidity and capital resources on pages 33 through 35, which pages are incorporated by reference.

Customers

The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1995. In the same year, sales to the five largest customers represented approximately 20% of consolidated net sales.

Backlog Orders

The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole.

Government Contracts

No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Competition

Although the Registrant is a leader in sales of certain spices and seasoning and flavoring products, and is the largest producer and distributor of dehydrated onions and garlic in the United States, its business is highly competitive. For further discussion, see pages 10 and 30 of the Registrant's Annual Report to Stockholders for 1995, which pages are incorporated by reference.

Research and Quality Control

The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1995, 1994 and 1993 were approximately $39,473,000, $39,562,000 and $38,226,000 respectively. Of these amounts, expenditures for research and development amounted to $13,937,000 in 1995, $12,999,000 in 1994 and $12,259,000 in 1993. The
amount spent on customer-sponsored research activities is not material.

Environmental Regulations

Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. No material capital expenditures for environmental control facilities are expected to be made during this fiscal year or the next.

Employees The Registrant had on average approximately 8,900 employees during fiscal year 1995.

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

Note 9 of the Notes to Consolidated Financial Statements on page 28 of the Registrant's Annual Report to Stockholders for 1995, and page 31 of the Registrant's Annual Report to Stockholders for 1995 contain the information required by subsection (d) of Item 101 of Regulation S-K, which pages are incorporated by reference.

Packaging Operations

The Registrant's Annual Report to Stockholders for 1995 sets forth a description of the Registrant's packaging group on page 9, which page is incorporated by reference. Setco, Inc. and Tubed Products, Inc., which comprise Registrant's packaging group, are wholly owned subsidiaries of the Registrant and are, respectively, manufacturers of plastic bottles and plastic squeeze tubes.

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

Item 2.  Properties

The location and general character of the Registrant's principal plants and other materially important physical properties are as follows:

   (a) Consumer Products

   A plant is located in Hunt Valley, Maryland on approximately 52 acres in the Hunt Valley Business Community. This plant, which contains approximately 540,000 square feet, is owned in fee and is used for processing and distributing spices and other food products. There is an approximately 110,000 square foot office building located in Hunt Valley, Maryland which is the headquarters for the Registrant's Consumer Products division. Also in Hunt Valley, Maryland is a facility of approximately 100,000 square feet which contains the Registrant's printing operations and a warehouse. All of these facilities are owned in fee. A plant of approximately 477,000 square feet located in Salinas, California and a plant of approximately 108,000 square feet located in Commerce, California are owned in fee and used for milling, processing, packaging, and distributing spices and other food products.

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

  (f)  Research and Development

   The Registrant has a facility in Hunt Valley, Maryland which houses the research and development laboratories and the technical capabilities of the industrial division. The facility is approximately 144,000 square feet and is owned in fee.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of Registrant's fiscal year 1995 to a vote of security holders.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters

The Registrant has disclosed at page 35 of its Annual Report to Stockholders for 1995, which page is incorporated by reference, the information relating to the market, market quotations, and dividends paid on Registrant's common stocks required by this Item.

The approximate number of holders of common stock of the Registrant based on record ownership as of January 31, 1996 was as follows:

                                             Approximate Number
Title of Class                                of Record Holders

Common Stock, no par value                          2,000
Common Stock Non-Voting,                           10,500
     no par value

Item 6.  Selected Financial Data

The Registrant has disclosed the information required by this Item in the Historical Financial Summary of its Annual Report to Stockholders for 1995 at page 36, which page is incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and

           Results of Operations

The Registrant's Annual Report to Stockholders for 1995 at pages 29 through 35 contains a discussion and analysis of the Company's financial condition and results of operations for the three fiscal years ended November 30, 1995. Said pages are incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data for McCormick & Company, Incorporated are included on pages 13 through 28 of the Annual Report to Stockholders for 1995, which pages are incorporated by reference. The report of independent auditors from Ernst & Young LLP on such financial statements is included on page 37 of the Annual Report to Stockholders for 1995; the supplemental schedule for 1993, 1994 and 1995 is included on page 14 of this Report on Form 10-K.

The unaudited quarterly data required by Item 302 of Regulation S-K is included in Note 10 of the Notes to Consolidated Financial Statements at page 28 of the Registrant's Annual Report to Stockholders for 1995, which Note is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and

            Financial Disclosure

No response is required to this item.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 20, 1996, which sets forth the information required by this Item at pages 3 through 9, which pages are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson and Donald
A. Palumbo are also executive officers of the Registrant.

Mr. Anderson is 49 years old and has had the following work experience during the last five years: 1/92 to present - Vice President and Controller; 3/91 to 1/92 - President and Chairman of the Board - Golden West Foods, Inc. (a former subsidiary of the Company); 4/89 to 3/91 - Vice President - Food Service & Industrial Groups.

Mr. Palumbo is 53 years old and has been the Company's Vice President and Treasurer since January 1988.

Item 11.  Executive Compensation

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 20, 1996, which sets forth the information required by this Item at pages 9 through 18, which pages are incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 20, 1996, which sets forth the information required by this Item at pages 4 through 7, which pages are incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 20, 1996, which sets forth the information required by this Item at page 7, which page is incorporated by reference.

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

          (b) The Registrant filed no reports during the last quarter of its fiscal year 1995 on Form 8-K.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY,  INCORPORATED By:

/s/ Charles P. McCormick Jr.
    Charles P. McCormick Jr.Chairman
    of the Board & Chief Executive Officer        February 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Charles P. McCormick Jr.  Chairman of the Board &
Charles P. McCormick Jr.      Board & Chief Executive
                                Officer           February 20, 1996

Principal Financial Officer:

/s/ Robert G. Davey           Vice President &
Robert G. Davey               Chief Financial
                                Officer           February 20, 1996

Principal Accounting Officer:

/s/ J. Allan Anderson         Vice President &
J. Allan Anderson             Controller          February 20, 1996

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:                            DATE:

/s/ James J. Albrecht                        February 20, 1996
James J. Albrecht

/s/ James S. Cook                            February 20, 1996
James S. Cook

/s/ Robert G. Davey                          February 20, 1996
Robert G. Davey

/s/ Harold J. Handley                        February 20, 1996
Harold J. Handley

/s/ George W. Koch                           February 20, 1996
George W. Koch

/s/ Robert J. Lawless                        February 20, 1996
Robert J. Lawless


/s/ Charles P. McCormick, Jr.                February 20, 1996
Charles P. McCormick, Jr.

/s/ George V. McGowan                        February 20, 1996
George V. McGowan

/s/ Carroll D. Nordhoff                      February 20, 1996
Carroll D. Nordhoff

/s/ Richard W. Single, Sr.                   February 20, 1996
Richard W. Single, Sr.

/s/ William E. Stevens                       February 20, 1996
William E. Stevens

/s/ Karen D. Weatherholtz                    February 20, 1996
Karen D. Weatherholtz

                         CROSS REFERENCE SHEET

PART I    ITEM                          REFERENCED MATERIAL/PAGE(S)PART
          Item 1.   Business            Registrant's 1995 Annual Report
                                        to Stockholders/Pages 9-12, 28,
                                        and 30-36

          Item 2.   Properties          None.

          Item 3.   Legal Proceedings   None.

          Item 4.   Submission of       None.
                    Matters to a Vote
                    of Security Holders.

PART II   Item 5.   Market for the      Registrant's 1995 Annual
                    Registrant's Common Report to Stockholders/
                    Equity and Related  Page 35.
                    Stockholder Matters.

          Item 6.   Selected Financial  Registrant's 1995 Annual
                    Data.               Report to Stockholders/Page
                                        36.

          Item 7.   Management's        Registrant's 1995 Annual
                    Discussion and      Report to Stockholders/Pages
                    Analysis of         29-35 Financial Condition
                    and Results of
                    Operations.

           Item 8. Financial           Registrant's 1995 Annual
                   Statements and      Report to Stockholders/Pages
                   Supplementary       13-28 and 37 and Page 14 of
                   Data.               of this Report.

          Item 9.   Changes in and     None.
                    Disagreements with
                    Accountants on
                    Accounting and
                    Financial Disclosure.

PART III  Item 10.  Directors and       Registrant's Proxy Statement
                    Executive Officers dated February 20, 1996/Pages of the Registrant. 3-9.

          Item 11.  Executive           Registrant's Proxy Statement
                    Compensation.       dated February 20, 1996/Pages
                                        9-18.

         Item 12.   Security Ownership  Registrant's Proxy Statement
                    of Certain          dated February 20, 1996/Pages
                    Beneficial Owners   4-7.
                    and Management.

          Item 13.  Certain             Registrant's Proxy Statement
                    Relationships and   dated February 20, 1996/Page
                    Related             7.
                    Transactions.

PART IV   Item 14.  Exhibits, Financial See Exhibit Index pages 15 and
                    Statement Schedules 16 and the Table of Contents and Reports on Form and the Table of Contents at
                    8-K.                page 13 of this Report.

                  McCORMICK & COMPANY,  INCORPORATED

                           TABLE OF CONTENTS
                        AND RELATED INFORMATION

Included in the Company's 1995 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

  Consolidated Balance Sheets, November 30, 1995 and 1994
  Consolidated Statements of Income for the Years Ended November 30,
    1995, 1994 and 1993
  Consolidated Statements of Shareholders Equity for the Years Ended
    November 30, 1995, 1994 and 1993
  Consolidated Statements of Cash Flows for the Years Ended November 30,
    1995, 1994 and 1993
  Notes to Consolidated Financial Statements, November 30, 1995
  Report of Independent Auditors

Included in Part IV of This Annual Report:

Supplemental Financial Schedules:

  II      -    Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 1995 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 1995 accompanies this Annual Report Form 10-K.


                                                                                            SUPPLEMENTAL FINANCIAL SCHEDULE II
                                                                                                CONSOLIDATED


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

YEAR ENDED NOVEMBER 30, 1995
  Deducted from assets to which they apply:
    Allowance for doubtful receivables.......   $  2,520,000  $   654,000                $  629,000(F1)  $ 2,545,000
    Amortization of goodwill.................     28,921,000    6,626,000  $204,000(F4)     362,000(F2)   35,389,000
          TOTAL                                 $ 31,441,000  $ 7,280,000  $204,000      $  991,000      $37,934,000

YEAR ENDED NOVEMBER 30, 1994
  Deducted from assets to which they apply:
    Allowance for doubtful receivables.......   $ 2,530,000   $1,132,000                 $1,142,000 (F1) $ 2,520,000
    Amortization of goodwill.................    23,994,000    5,566,000    $847,000 (F2) 1,515,000 (F3)  28,921,000
                                                                              29,000 (F4)
          TOTAL                                 $26,524,000   $6,698,000    $876,000     $2,657,000      $31,441,000


YEAR ENDED NOVEMBER 30, 1993
  Deducted from assets to which they apply:
    Allowance for doubtful receivables.......   $ 2,651,000   $  355,000                 $  476,000 (F1) $ 2,530,000
    Amortization of goodwill.................    19,936,000    4,571,000                    513,000 (F2)  23,994,000
          TOTAL                                 $22,587,000   $4,926,000                 $  989,000      $26,524,000

Notes:

  (F1)  Accounts written off net of recoveries.
  (F2)  Foreign exchange translation adjustments.
  (F3)  Write-off of goodwill.
  (F4)  Other adjustments.


                             Exhibit Index

Item 601
Exhibit
Number                                    Reference or Page
(2)      Plan of acquisition,
         reorganization, arrangement,
         liquidation or succession        Not applicable.

(3)      Articles of Incorporation
         and By-Laws

         Restatement of Charter of        Incorporated by reference from
         McCormick & Company,             Report on Form 10-K for the
         Incorporated dated April         fiscal year of 1990
         16, 1990.                        as filed with the Securities
                                          and Exchange Commission on
                                          February 18, 1991.

        Articles of Amendment to          Incorporated by reference
        Charter of McCormick & Company,   from Registration Form S-8,
        Incorporated dated April 1,       Registration Statement no
        1992.                             No. 33-59842 as filed with the
                                          Securities and Exchange
                                          Commission on March 19,
                                          1993.

        By-laws of McCormick & Company    Incorporated by reference from
        Incorporated-Restated and Amended Registrant's Form 10-Q for the
        as of March 18, 1992.             quarter ended February 28,
                                          1995 as filed with the
                                          Securities and Exchange
                                          Commission on February 28,
                                          1995.

(4)    Instruments defining the rights of With respect to rights of
       security holders, including        securities, see Exhibit 3
       indentures.                        (Restatement of Charter).  No
                                          instrument of Registrant with
                                          respect to long-term debt
                                          involves an amount of
                                          authorized securities which
                                          exceeds 10 percent of the
                                          total assets of the Registrant
                                          and its subsidiaries on a
                                          consolidated basis.
                                          Registrant agrees to furnish
                                          a copy of any such instrument
                                          upon request of the
                                          Commission.

(9)  Voting Trust Agreement.              Not applicable.

(10) Material contracts.                  Registrant's supplemental
                                          pension plan for certain
                                          senior officers is described
                                          in the McCormick Supplemental
                                          Executive Retirement Plan, a
                                          copy of which was attached as
                                          Exhibit 10.1 to the
                                          Registrant's Report on Form
                                          10-K for the fiscal year 1992
                                          as filed with the Securities
                                          and Exchange Commission on
                                          February 17, 1993, which
                                          report is incorporated by
                                          reference.  Stock option
                                          plans, in which directors,
                                          officers and certain other
                                          management employees
                                          participate, are described in
                                          the Registrant's S-8
                                          Registration Statements Nos.
                                          33-33725 and 33-58197 filed
                                          with the Securities and
                                          Exchange Commission on March
                                          2, 1990 and March 23, 1995
                                          respectively, which
                                          statements are incorporated by
                                          reference.

(11) Statement re computation of per-     Page 17 of this Report on
     share earnings.                      Form 10-K.

(12) Statements re computation of ratios. Pages 33-34 of Exhibit
                                          13.

(13) Annual Report to Security Holders

     McCormick & Company, Incorporated     Bound separately with
     Annual Report to Stockholders for     separately numbered pages.
     1995.

(16) Letter re change in certifying        Not applicable.
      accountant.

(18) Letter re change in accounting        Not applicable.
     principles.

(21) Subsidiaries of the Registrant         Page 40 of Exhibit
                                            13.

(22) Published report regarding matters     Not applicable.
     submitted to vote of securities holders

(23) Consent of independent auditors         Page 18 of this Report on
                                             Form 10-K.

(24) Power of attorney                       Not applicable.

(27) Financial Data Schedule                 Submitted in electronic
                                             format only.

(28) Information from reports furnished      Not applicable.
     to state insurance regulatory authorities.

(99) Additional exhibits                     Registrant's definitive
                                             Proxy Statement dated
                                             February 20, 1996.



McCormick and Company, Inc.                                               Part I - Exhibit 11

(In Thousands Except Per Share Amounts)

Statement re Computation of Per-Share Earnings*


                                                                  Year Ended November 30
Computation for Statement of Income                           1995         1994         1993
Net Income                                                  $97,521         $61,157      $73,054

Reconciliation of Weighted Average Number of
  Shares Outstanding to Amount used in Primary
  Earnings Per Share Computation
    Weighted Average Number of Shares Outstanding            81,181          81,240       80,799
    Add - Dilutive Effect of Outstanding Options
      (as Determined by the Application of the
      Treasury Stock Method) (F1)                               138             391          967

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares                        81,319          81,631       81,766

      PRIMARY EARNINGS PER SHARE                              $1.20           $0.75         $0.89


                                                                 Year Ended November 30
Computation for Statement of Income                           1995         1994        1993

Reconciliation of Weighted Average Number of
  Shares Outstanding to Amount used in Fully Diluted
  Earnings Per Share Computation
    Weighted Average Number of Shares Outstanding            81,181          81,240       80,799
    Add - Dilutive Effect of Outstanding Options
      (As Determined by the Application of the
      Treasury Stock Method) (F1)                               159             391          990

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares                        81,340          81,631       81,789

    FULLY DILUTED EARNINGS PER SHARE                          $1.20           $0.75        $0.89





 *See 1995 Annual Report, Note (F1) of the Notes to Financial Statements.

(F1)  "This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%."


             Exhibit 23 -- Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of McCormick & Company, Incorporated and subsidiaries of our report dated January 15, 19965, included in the 1995 Annual Report to Shareholders of McCormick & Company, Incorporated.

Our audits also included the financial statement schedules of McCormick & Company, Incorporated and subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated January 15, 1996, with respect to the consolidated financial statements and schedule of McCormick & Company, Incorporated and subsidiaries included in the 1995 Annual Report to Shareholders and incorporated by reference in this Annual Report (Form 10-K) for the year ended November 30, 1995.

Form                     Registration Number           Date Filed
S-8                           33-58197                 3/23/95
S-3                           33-66614                 7/27/93
S-3                           33-40920                 5/29/91
S-8                           33-33724                 3/2/90
S-8                           33-33725                 3/2/90
S-3                           33-32712                 12/21/89
S-8                           33-24660                 3/16/89
S-8                           33-24658                 9/15/88

                                                Ernst & Young

Baltimore, Maryland
February 20, 1996