Form 10-Q
period 1996-02-29
MCCORMICK & CO INC
filed 1996-04-12
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  February 29, 1996   Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                        February 29, 1996

     Common Stock                            12,020,000

     Common Stock Non-Voting                 69,295,000







10Q.mz


                      McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                             February 29, 1996




                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Balance Sheet                       2


       Condensed Consolidated Statement of Income                 3


       Condensed Consolidated Statement of Cash Flows             4


       Notes to Condensed Consolidated Financial Statements       5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 6,7,8


Part II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                        9

                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                          Feb. 29,    Feb. 28,    Nov. 30,
                                            1996        1995        1995

ASSETS
  Current Assets
     Cash and cash equivalents            $ 22,398    $ 11,460    $ 12,465
     Accounts receivable - net             201,937     185,426     223,958
     Inventories
        Raw materials and supplies         124,536     134,931     132,357
        Finished products and work-in
          process                          243,976     266,865     250,865
                                           368,512     401,796     383,222
     Other current assets                   54,861      59,486      51,073

        Total current assets               647,708     658,168     670,718

  Property - net                           527,908     505,506     524,807
  Goodwill - net                           177,814     187,281     180,751
  Prepaid allowances                       178,952     209,499     183,357
  Other assets                              55,142      58,967      54,708

        Total assets                    $1,587,524  $1,619,421  $1,614,341

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                $319,508    $339,194    $297,313
     Accounts payable, trade               132,867     134,806     146,674
     Accrued liabilities                   171,305     194,259     202,880

        Total current liabilities          623,680     668,259     646,867

  Long-term debt                           345,805     368,265     349,111
  Deferred income taxes                     21,408      20,383      25,436
  Employee benefit liabilities              79,410      70,902      72,088
  Other liabilities                          1,238      16,592       1,586
        Total liabilities                1,071,541   1,144,401   1,095,088

  Shareholders' Equity
     Common Stock                           49,163      50,758      48,133
     Common Stock Non-Voting               114,538     104,760     112,522
     Retained earnings                     384,179     345,790     387,657
     Foreign currency translation adj.     (31,897)    (26,288)    (29,059)

        Total shareholders' equity         515,983     475,020     519,253

        Total liabilities and
           shareholders' equity         $1,587,524  $1,619,421  $1,614,341


         See notes to condensed consolidated financial statements.


                                (2)

                   McCORMICK & COMPANY, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                (In Thousands Except Per Share Amounts)



                                           Three Months Ended
                                      February 29,     February 28,
                                          1996             1995

Net sales                               $431,822         $425,433

  Cost of goods sold                     288,788          283,617

Gross profit                             143,034          141,816

  Selling, general and
    administrative expense               117,894           97,873

Profit from operations                    25,140           43,943

  Other income - net                       1,241            1,849
  Interest expense                        12,352           13,650

Income before income taxes                14,029           32,142
  Income taxes                             4,975           12,000

Income from consolidated operations        9,054           20,142

  Income (loss) unconsolidated
    operations                               296             (796)

Net income                              $  9,350         $ 19,346

Earnings per common share                  $0.12            $0.24

Cash dividends declared per
   common share                            $0.14            $0.13

Weighted average common shares
   outstanding                            81,255           81,191




       See notes to condensed consolidated financial statements.









                                (3)

                      McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)


                                                        Three Months Ended
                                                        Feb. 29,   Feb. 28,
                                                          1996       1995

Cash flows from operating activities
  Net income                                            $  9,350   $ 19,346
  Depreciation and amortization                           16,136     16,050
  Provision for deferred income taxes                        513      1,208
  Gain on sale of assets                                  (1,349)        (1)
  Share of (income) loss unconsolidated oper.               (296)       796
  Restructuring credits                                        -     (3,904)
  Changes in assets and liabilities                       (3,543)  (127,153)

Net cash provided by (used in) operating activities       20,811    (93,658)

Cash flows from investing activities
  Purchases of property, plant and equipment             (21,505)   (16,805)
  Proceeds from sale of assets                             4,306         67
  Other investments                                       (2,176)    (3,505)

Net cash used in investing activities                    (19,375)   (20,243)

Cash flows from financing activities
  Short-term borrowings                                   21,856    123,897
  Long-term debt
     Borrowings                                            1,549        110
     Repayments                                           (3,687)    (3,633)
  Common stock
     Issued                                                4,887      5,097
     Acquired by purchase                                 (3,598)    (7,314)
  Dividends paid                                         (11,372)   (10,544)

Net cash provided by financing activities                  9,635    107,613

Effect of exchange rate changes on cash and
  cash equivalents                                        (1,138)     2,182

Increase/(Decrease) in cash and cash equivalents           9,933     (4,106)
Cash and cash equivalents at beginning of period          12,465     15,566

Cash and cash equivalents at end of period              $ 22,398   $ 11,460



          See notes to condensed consolidated financial statements.





                                (4)


                 McCORMICK & COMPANY, INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in Thousands Except per Share Amounts)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position and the results of operations for the interim periods. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

The results of consolidated operations for the three month period ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

RESTRUCTURING

In the fourth quarter of 1994, the Company recorded a $70,445 charge for restructuring its business operations.

The components of the restructuring charge and remaining liability are as follows:

                             2/29/96   11/30/95
                            Remaining  Remaining  Restructuring
                            Liability  Liability     Charge

Work force reduction        $   852    $   977       $24,375
Plant consolidations
  and closings               18,109     17,563        33,477
Other restructuring
  projects                      157        378        12,593

                            $19,118    $18,918       $70,445

The increase in the liability balance in the first quarter of 1996 is due to the sale of an asset at a gain.




                                (5)


                   McCORMICK & COMPANY, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

For the three-month period ended February 29, 1996, the Company reported net income of $9.4 million or $.12 per common share compared to $19.3 million or $.24 per common share for the comparable period last year. The decrease in net income is mainly due to planned spending on consumer advertising and promotion. First quarter earnings for 1995 included net income of $0.8 million for a change in accounting cycle for certain foreign operations and $2.3 million net income for a reversal of restructuring liability.

On March 15, 1996 the Company announced the signing of a letter of intent to sell its garlic and onion dehydration subsidiary, Gilroy Foods, Incorporated, to ConAgra, Inc. The transaction is subject to board approval by both companies, completion of a definitive agreement, and compliance with the Hart-Scott-Rodino Act. According to the letter of intent, McCormick will sell Gilroy Foods' businesses and assets in the United States, exluding Gilroy Energy Company and its interest in SupHerb Farms of Turlock, California. Acquired by McCormick in 1961, Gilroy Foods had 1995 sales of approximately $200 million, including sales to McCormick.

Results of Operations

Consolidated net sales for the quarter ended February 29, 1996 rose 1.5% over the corresponding quarter of 1995. Net sales in 1995 included the effect of an accounting cycle change for certain foreign operations and sales of a frozen food business which was subsequently sold. Excluding these factors, net sales increased 9.7%. U.S. sales of consumer products were up strongly over last year as a result of a higher level of consumer advertising and higher customer purchases in anticipation of an early second quarter price increase. Industrial and foodservice sales were up modestly.

Profit from operations as a percentage of sales decreased from 10.3% in the first quarter of 1995 to 5.8% in the first quarter of 1996. Gross profit as a percentage of sales decreased from 33.3% in the first quarter of 1995 to 33.1% in the first quarter of 1996.

Selling, general and administrative expenses in the first quarter of 1996 increased significantly over the comparable quarter of last year. This is primarily due to increases in advertising and promotion spending in 1996 over 1995, which is expensed as incurred, and the reversal of restructuring accruals in the first quarter of 1995. The increase in advertising and promotion is part of the "Flavor Up" advertising campaign which is directed at creating brand recognition and demand with the consumer.



                                (6)

Interest expense decreased $1.3 million in the first quarter of 1996 when compared to 1995, which is due to a decline in borrowing rates.

The Company's effective tax rate for the first quarter of 1996 was 35.5% as compared to 37.3% last year. The decrease in the effective rate reflects the Company's emphasis on increased tax planning.

Income from unconsolidated operations was $0.3 million in the first quarter of 1996 as compared to a loss of $0.8 million in the comparable quarter last year. This change reflects improvement in our Mexican joint venture.

In the first quarter of fiscal 1995, the Company changed the end of the reporting period for foreign subsidiaries from October 31 to November 30 to provide uniform reporting on a worldwide basis. Accordingly, an additional month of operating results for those subsidiaries is included in the first quarter 1995 results, which increased net income by $0.8 million.

Return on equity (ROE) increased to 18% at February 29, 1996, from 13% at February 28, 1995. The restructuring charge recorded in the fourth quarter of 1994 is the primary reason for the increase in ROE.

Restructuring

In the fourth quarter of 1994, the Company recorded a charge of $70.4 million for restructuring its business operations. As of February 29, 1996, $19.1 million remains to be charged against the restructuring. The Company has reduced its workforce by approximately 540 positions, an industrial products plant has been closed, a frozen food business has been sold and a number of administrative activities have been consolidated. A foodservice products plant will be closed in the second quarter of 1996, and production will be transferred to another facility. A consolidated distribution facility will be completed in the second quarter of 1996. A realignment of some of our operations in the United Kingdom will occur over the balance of 1996 and be completed in 1997.

Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flow from operating activities increased from a cash outflow of $93.7 million for the first quarter of 1995 to a cash inflow of $20.8 million for the first quarter of 1996. The reduction in the first quarter of 1996 net income was more than offset by reduced spending on restructuring and reductions in prepaid allowances and inventory as opposed to those balances increasing in the first quarter of 1995.



                                (7)


Cash flow from investing activities are comparable to last year. Purchases of property, plant and equipment are slightly higher in the first quarter of 1996 as compared to last year, however, they are expected to be slightly down on a full year basis. The proceeds from sale of assets relate to the sale of property no longer used in the business.

The Company's ratio of interest-bearing debt to total capital was 56.3% as of February 29, 1996, up from 55.5% at November 30, 1995, but down significantly from 59.8% at February 28, 1995. The improvement in the debt to capital ratio from the prior year is the result of working capital improvement programs. Total debt increased by $19 million or 3% during the first quarter of 1996 due to the seasonal demands of the business. However, when compared to the first quarter of the previous year, total debt declined by $42 million or 6%.

Programs to improve working capital management will continue throughout 1996. The following table compares the Company's current assets and liabilities and current ratio to the prior year:

     (in thousands)                2/29/96        2/28/95

     Current Assets                $647,708       $658,168
     Current Liabilities            623,680        668,259

     Working Capital               $ 24,028       $(10,091)

     Current Ratio                     1.04            .98



























                                (8)


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

        By-Laws of McCormick &      Incorporated by reference
        Company, Incorporated -     from Registrant's Form 10-Q
        Restated and Amended as     for the quarter ended
        of March 18, 1992.          February 28, 1995 as filed
                                    with the SEC on April 14,
                                    1995.

(10)    Material Contracts          Consulting letter agreement
                                    between Registrant and Charles
                                    P. McCormick, Jr. dated
                                    February 14, 1996.

        (b) Reports on Form 8-K     None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED


Date:   April 12, 1996        By: /s/ Robert J. Lawless
                                         Robert J. Lawless
                                            President &
                                      Chief Operating Officer


Date:   April 12, 1996        By: /s/ J. Allan Anderson
                                          J. Allan Anderson
                                    Vice President & Controller

10Q.mz                         (9)