Form 10-Q
period 1996-05-31
MCCORMICK & CO INC
filed 1996-07-12
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     May 31, 1996     Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                           June 30, 1996

     Common Stock                            11,779,473

     Common Stock Non-Voting                 69,359,717







10Q.mz


                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                               May 31, 1996




                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Statement of Income                 2


       Condensed Consolidated Balance Sheet                       3


       Condensed Consolidated Statement of Cash Flows             4


       Notes to Condensed Consolidated Financial Statements       5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  7


Part II.  OTHER INFORMATION


  Item 4.  Submission of matters to a vote of Security Holders    11

  Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                        12

                   McCORMICK & COMPANY, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In Thousands Except Per Share Amounts)




                              Three Months Ended     Six Months Ended
                                    May 31,               May 31,
                                1996      1995        1996       1995

Net sales                   $435,664  $444,983    $867,486   $870,416

  Cost of goods sold         301,786   293,672     590,574    577,289

Gross profit                 133,878   151,311     276,912    293,127

  Selling, general and
    administrative expense   105,607   111,570     223,501    209,443

Profit from operations        28,271    39,741      53,411     83,684

  Other inc. (expense)-net      (633)   (1,268)        608        581
  Interest expense            12,042    14,137      24,394     27,787

Income before income taxes    15,596    24,336      29,625     56,478
  Income taxes                 5,530     8,760      10,505     20,760

Income from consolidated
  operations                  10,066    15,576      19,120     35,718

  Income (loss) from uncon-
    solidated operations         929       466       1,225       (330)

Net income                  $ 10,995  $ 16,042    $ 20,345   $ 35,388

Earnings per common share      $0.14     $0.20       $0.25      $0.44

Cash dividends declared per
  common share                 $0.14     $0.13       $0.28      $0.26

Weighted average common
  shares outstanding          81,305    81,161      81,275     81,170




       See notes to condensed consolidated financial statements.





                                  (2)


                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                            May 31,    May 31,    Nov. 30,
                                             1996       1995        1995

ASSETS
  Current Assets
     Cash and cash equivalents             $ 20,787   $ 18,607   $ 12,465
     Accounts receivable - net              185,330    201,106    223,958
     Inventories
        Raw materials and supplies          139,261    136,681    132,357
        Finished products and work-in
          process                           214,005    252,749    250,865
                                            353,266    389,430    383,222
     Other current assets                    51,590     61,524     51,073

        Total current assets                610,973    670,667    670,718

  Property - net                            528,434    512,770    524,807
  Goodwill - net                            175,500    186,265    180,751
  Prepaid allowances                        167,618    207,672    183,357
  Other assets                               68,688     57,374     54,708

        Total assets                     $1,551,213 $1,634,748 $1,614,341

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $294,348   $335,940   $297,313
     Accounts payable, trade                134,082    152,983    146,674
     Accrued liabilities                    165,025    190,183    202,880

        Total current liabilities           593,455    679,106    646,867

  Long-term debt                            337,805    362,952    349,111
  Deferred income taxes                      19,428     23,120     25,436
  Employee benefit liabilities               89,824     75,253     72,088
  Other liabilities                           2,326     16,488      1,586
        Total liabilities                 1,042,838  1,156,919  1,095,088

  Shareholders' Equity
     Common Stock                            49,843     49,180     48,133
     Common Stock Non-Voting                116,302    107,689    112,522
     Retained earnings                      378,354    346,802    387,657
     Foreign currency translation adj.      (36,124)   (25,842)   (29,059)

        Total shareholders' equity          508,375    477,829    519,253

        Total liabilities and
           shareholders' equity          $1,551,213 $1,634,748 $1,614,341


         See notes to condensed consolidated financial statements.


                                  (3)


                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                         Six Months Ended
                                                         May 31,    May 31,
                                                          1996       1995

Operating Activities
 Net income                                             $ 20,345   $ 35,388
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Non cash charges and credits
   Depreciation and amortization                          33,007     31,680
   Restructuring credits                                       0     (3,904)
   (Income) loss from unconsolidated operations           (1,225)       330
   Other                                                  (1,362)     1,192
  Changes in selected working capital items
   Accounts receivable                                    36,020      5,173
   Inventories                                            24,075    (16,829)
   Prepaid allowances                                      5,243    (64,479)
   Accounts payable, trade                               (11,053)     8,022
  Other assets and liabilities                           (29,616)   (41,231)
Net cash provided by (used in) operating activities       75,434    (44,658)

Investing Activities
 Capital expenditures                                    (40,144)   (35,445)
 Proceeds from sale of assets                             15,074        383
 Other investments                                        (1,089)    (3,879)
 Proceeds from forward exchange contract                       0      4,361
Net cash used in investing activities                    (26,159)   (34,580)

Financing Activities
 Short-term borrowings, net                               (3,615)   126,257
 Long-term debt
  Borrowings                                               2,242      1,021
  Repayments                                             (13,176)   (17,028)
 Common stock
  Issued                                                   7,904      5,326
  Acquired by purchase                                    (9,586)   (12,554)
 Dividends paid                                          (22,768)   (21,096)
Net cash (used in) provided by financing activities      (38,999)    81,926

Effect of exchange rate changes on cash and
  cash equivalents                                        (1,954)       353

Increase in cash and cash equivalents                      8,322      3,041
Cash and cash equivalents at beginning of period          12,465     15,566

Cash and cash equivalents at end of period              $ 20,787   $ 18,607


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

The results of consolidated operations for the three and six month periods ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

Restructuring - 1994

In the fourth quarter of 1994, the Company recorded a $70.4 million charge for restructuring its business operations.

The components of the restructuring charge and remaining liability, in thousands of dollars, are as follows:

                             5/31/96   11/30/95
                            Remaining  Remaining  Restructuring
                            Liability  Liability     Charge

Work force reduction        $   681    $   977       $24,375
Plant consolidations
  and closings               16,563     17,563        33,477
Other restructuring
  projects                      143        378        12,593

                            $17,387    $18,918       $70,445






                                  (5)

                McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands Except per Share Amounts)



Subsequent Event

In June 1996, the Company's Board of Directors approved and the Company announced a restructuring plan designed to position the organization for the future. In connection with this plan the Company will record a charge of approximately $57 million in the third quarter of 1996. This charge will reduce net income by $39 million or $.48 per share. In addition there are approximately $3 million of additional charges ($.02 per share) directly related to the restructuring plan which could not be accrued in the third quarter but will be expensed as the plan is implemented.

Specific actions under this plan include the divestiture of certain small non-core businesses; the divestiture of Giza National Dehydration Company of Cairo, Egypt (Giza), which is consistent with the Company's decision to sell Gilroy Foods, Giza's parent company; closing the Brooklyn, NY packaging plant; the exit from certain minor, non-core product lines; the rationalization of certain overseas manufacturing facilities; and in our consumer business the conversion from a direct sales force to a broker sales force for certain regions in the U.S.

Major components of the restructuring charge include: severance and personnel costs of $10 million; a $45 million writedown of assets and businesses identified for disposal to net realizable value; and other exit costs of $2 million. The $3 million of additional charges which will be expensed during the implementation are principally costs to move equipment and personnel.

These actions are expected to be completed within one year and will require net cash outflows of approximately $12 million. Net sales related to these actions, principally the divestiture of certain small non-core businesses and Giza, were approximately 5% of consolidated net sales.













                                  (6)


                McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the second quarter ended May 31, 1996 the Company reported net income of $11.0 million or $.14 per common share compared to $16.0 million or $.20 per common share for the comparable period last year. For the six months ended May 31, 1996 net income was $20.3 million or $.25 per common share compared to $35.4 million or $.44 per common share for the same period last year. The decrease in net income for the second quarter is mainly due to the effect of decreased sales volumes in domestic consumer products and a writeoff of obsolete product in the Company's Tubed Products packaging business. Net income for the six months decreased mainly due to the second quarter issues noted above and significant planned spending increases in the first quarter of 1996 on consumer advertising and promotion. Earnings for 1995 included net income of $1.4 million for a change in accounting cycle for certain foreign operations and $2.3 million net income for a reversal of restructuring liability.

In the second quarter the Company announced the signing of letters of intent to sell the Gilroy Foods and Gilroy Energy businesses. Gilroy Foods is the Company's garlic and onion dehydration business and the letter of intent was signed with ConAgra, Inc. Gilroy Energy is a 120 megawatt cogeneration unit and the letter of intent was signed with Calpine Corporation. Both transactions are subject to Board approval by both companies and completion of definitive agreements. Combined 1995 sales of both businesses were $233 million, including sales to McCormick.

Business Restructuring

Over the past several years the Company has experienced a significantly increased global competitive environment and expects this to continue into the foreseeable future. Additionally, there have been several changes in management of the Company. These two factors have been the primary drivers in a reassessment of the global strategic direction and focus of the Company. As a result the Company has been conducting a portfolio review of its businesses with the intent of increasing focus on core businesses. Additionally, the Company is continually evaluating methods of improving its cost structure as it responds to the competitive environment.

As a result of both the portfolio review and the cost structure improvement process the Company's Board of Directors approved and the Company announced a business restructuring plan in June 1996. In connection with this plan the Company will record a charge of approximately $57 million in the third quarter of 1996. This charge will reduce net income by approximately $39 million or $.48 per share. In addition there are approximately $3 million of additional charges ($.02 per share) directly related to the restructuring plan which could not be accrued in the third quarter but will be expensed as the plan is implemented.

                                  (7)

Specific actions under this plan include the divestiture of certain small non-core businesses; the divestiture of Giza National Dehydration Company of Cairo, Egypt (Giza), which is consistent with the Company's decision to sell Gilroy Foods, Giza's parent company; closing the Brooklyn, NY packaging plant; the exit from certain minor, non-core product lines; the rationalization of certain overseas manufacturing facilities; and in our consumer business the conversion from a direct sales force to a broker sales force for certain regions in the U.S.

Major components of the restructuring charge include: severance and personnel costs of $10 million; a $45 million writedown of assets and businesses identified for disposal, to net realizable value; and other exit costs of $2 million. The $3 million of additional charges which will be expensed during the implementation are principally costs to move equipment and personnel.

These actions are expected to be completed within one year and will require net cash outflows of approximately $12 million. Net Sales related to these actions, principally the divestiture of certain small non-core businesses and Giza, were approximately 5% of consolidated net sales.

The Company believes that the benefits from these actions will be twofold. First, the Company will be strategically aligned to concentrate on its core businesses. Secondly, the Company anticipates savings as a result of these actions. These savings will be used to invest in the Company's brands through product development and consumer promotional activity, maintain low-cost producer status in our core businesses, and support our global expansion strategy.

The Company believes that this restructuring will significantly enhance its ability to achieve its financial objectives.
Realization of the savings from these actions, however, is dependent on the timing and effectiveness of the execution of these actions and the response of our competitors and customers.

Results of Operations

Consolidated net sales for the quarter ended May 31, 1996 decreased 2% and were flat for the six month period ended May 31, 1996 as compared to the corresponding periods of 1995. Net sales in 1995 included the effect of an accounting cycle change for certain foreign operations and sales of certain divested businesses. Excluding these factors, net sales were flat for the quarter and increased 5% for the six month period. For the second quarter unit volume increased 1% as compared to last year but was offset by the negative effects of translating sales of foreign operations. The combined effects of price changes and changes in mix of products had no effect on sales. U.S. sales of consumer products decreased significantly for the quarter as compared to last year. The two principal reasons for this decrease compared to last year were: the timing of price increases which caused 1996 sales to be higher in


                                  (8)

the first quarter while 1995 sales were affected in the second quarter, and a general trade movement to reduce inventories. The decrease in U.S. consumer product sales was offset by increases in most other businesses and geographic areas. For the six months the 5% increase over last year was all driven by unit volume increases. A 1% decrease due to foreign exchange effects was offset by a corresponding increase due to price and mix of product.

Profit from operations as a percentage of sales decreased from 8.9% to 6.5% for the quarter and from 9.6% to 6.2% for the six months as compared to last year.

Gross profit as a percentage of sales decreased from 34.0% to 30.7% and from 33.7% to 31.9% for the quarter ended and six months ended, respectively as compared to last year. The decrease in the gross margin percentage in the second quarter is due to the effect of sales volume decreases in U.S. consumer products, a writeoff of inventory for products that have been discontinued in the Tubed Product packaging business, and continued competitive pressure.
For the six months the gross profit percentage decreased due to the second quarter inventory writeoff and continued competitive pressure.

Selling, general and administrative expenses for the second quarter were lower than last year on both a dollar basis and as a percentage of sales. The principal reason for the decrease as a percentage of sales was the effect of changes in sales mix between retail and industrial businesses on advertising and promotion. While advertising and promotion as a percentage of sales for the U.S. retail business was up slightly, on a decreased sales base, this was more than offset by the change in mix to more industrial business sales in the second quarter which require less advertising and promotion. For the six months, selling, general and administrative expenses have increased in both dollar terms and as a percentage of sales as compared to last year. This increase is due to increased advertising and promotion in the first quarter of 1996 and the reversal of restructuring reserves in the first quarter of 1995.

Interest expense decreased $2.1 million and $3.4 million for the second quarter and six months ended May 31, 1996, respectively.
This decrease is due to both declines in borrowing levels and lower borrowing rates.

The Company's effective tax rate for the six months ended May 1996 was 35.5% as compared to 36.8% for the same period last year. The decrease in the effective tax rate reflects the Company's emphasis on increased tax planning.

Income from unconsolidated operations improved in the second quarter and six months ended May 1996 mainly due to improved results of our Mexican joint venture.


                                  (9)

In the first quarter of fiscal 1995, the Company changed the end of the reporting period for foreign subsidiaries from October 31 to November 30 to provide uniform reporting on a worldwide basis. Accordingly, an additional month of operating results for those subsidiaries is included in the first quarter 1995 results, which increased net income by $1.4 million.

Return on equity (ROE) increased to 17% at May 31, 1996, from 12% at May 31, 1995.

Restructuring - 1994

In the fourth quarter of 1994, the Company recorded a charge of $70.4 million for restructuring its business operations. As of May 31, 1996, $17.4 million remains to be spent against the restructuring liability. The Company has reduced its workforce by approximately 540 positions, an industrial products plant has been closed, a frozen food business has been sold and a number of administrative activities have been consolidated. A foodservice products plant was closed in the second quarter of 1996, and production was transferred to another facility. A consolidated distribution facility was also completed in the second quarter of 1996. A realignment of some of our operations in the United Kingdom will occur over the balance of 1996 and be completed in 1997.

Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flow from operating activities increased from a cash outflow of $44.7 million for the six months ended May 31, 1995 to a cash inflow of $75.4 million for the six months ended May 31, 1996. The reduction in 1996 net income was more than offset by reduced spending on restructuring and reductions in prepaid allowances and inventory as opposed to those balances increasing in 1995.

Cash outflow from investing activities are less than last year. Capital expenditures are slightly higher in the first six months of 1996 as compared to last year, however, they are expected to be slightly below last year on a full year basis. The proceeds from sale of assets include the sale of certain assets to a joint venture which is now operating the Cake Mate business and the sale of property no longer used in the business.

The Company's ratio of interest-bearing debt to total capital was 55.4% as of May 31, 1996, comparable to 55.5% at November 30, 1995, but down significantly from 59.4% at May 31, 1995. The improvement in the debt to capital ratio from the prior year is the result of working capital improvement programs. Total debt decreased $14.3 million during the first six months of 1996 and $66.7 million since May 31, 1995.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.



                                  (10)


                   PART II - OTHER INFORMATION

Item 4  Submission of matters to a vote of Security Holders

(a) The Company held its annual meeting of stockholders on March 20, 1996.

(b)  No response required.

(c) 1. The following individuals were nominees for The Board of Directors. The number of votes for or withheld for each nominee is as follows: James J. Albrecht - for 11,384,114, withheld 57,414; James S. Cook - for 11,381,267, withheld 60,261; Robert G. Davey - for 11,377,753, withheld 63,775;
        George W. Koch - for 11,381,337, withheld 60,191; Robert J. Lawless - for 11,390,235, withheld 51,293; Charles P. McCormick, Jr. - for 11,372,568, withheld 68,960; George V. McGowan - for 11,381,337, withheld 60,191; Carroll D. Nordhoff - for 11,385,739, withheld 55,789; Richard W. Single, Sr. - for 11,383,477, withheld 58,051; William E. Stevens - for 11,388,127, withheld 53,401; Karen D. Weatherholtz - for 11,392,567, withheld 48,961.

     2. The ratification of the appointment of Ernst & Young as independent auditors. The number of votes for, against or abstaining is as follows: For 11,341,965; Against 32,995; Abstain 66,568.

(d)  No response required.

Item 6  Exhibits and Reports on Form 8-K

(a) Item 601 Exhibit No.:

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

        By-Laws of McCormick &      Attached.
        Company, Incorporated -
        Restated and Amended as
        of June 17, 1996.

(b) Report on Form 8-K. On June 13, 1996, the Company filed a report on Form 8-K, in response to Item 5 Other Events of Form 8-K, which incorporated by reference a Press Release dated June 7, 1996 announcing a major restructuring program.

                                  (11)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date:  July 12, 1996           By: /s/ Robert G. Davey
                                         Robert G. Davey
                                         Vice President &
                                      Chief Financial Officer



Date:  July 12, 1996           By: /s/ J. Allan Anderson
                                          J. Allan Anderson
                                    Vice President & Controller





























10Q-2.mz                          (12)