Form 10-Q
period 1996-08-31
MCCORMICK & CO INC
filed 1996-10-15
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   August 31, 1996    Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                        September 30, 1996

     Common Stock                            11,674,923

     Common Stock Non-Voting                 67,803,959







10Q.mz

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                              August 31, 1996




                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Statement of Income                  2


       Condensed Consolidated Balance Sheet                        3


       Condensed Consolidated Statement of Cash Flows              4


       Notes to Condensed Consolidated Financial Statements        5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7


Part II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                        13

                    McCORMICK & COMPANY, INCORPORATED
          CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                  (In Thousands Except Per Share Amounts)

                                Three Months Ended     Nine Months Ended
                                    August 31,             August 31,
                                  1996     1995         1996        1995

Net sales                       $405,451  $384,008  $1,195,078  $1,184,745
  Cost of goods sold             269,115   260,621     804,955     793,411
Gross profit                     136,336   123,387     390,123     391,334
  Selling, general and
   administrative expense        103,184    92,246     312,575     290,836
  Restructuring charge (credit)   57,538         -      57,538      (3,904)
Profit (Loss) from operations    (24,386)   31,141      20,010     104,402
  Interest expense                 8,082     9,655      24,807      28,818
  Other (inc.) expense - net         524       459         156        (102)
Income (Loss) from
 consolidated continuing
 operations before income taxes  (32,992)   21,027      (4,953)     75,686
  Income taxes (benefits)         (9,871)    7,109         185      27,361
Income (Loss) from consolidated
 continuing operations           (23,121)   13,918      (5,138)     48,325
  Income from unconsolidated
   operations                      1,557       706       2,782         376
Income (Loss) from con-
 tinuing operations              (21,564)   14,624      (2,356)     48,701
  Income from discontinued
   operations, net of
   income taxes                    5,112     5,291       6,249       6,602
Income (Loss) before
 extraordinary item              (16,452)   19,915       3,893      55,303
  Extraordinary loss from
   early extinguishment of
   debt, net of income
   tax benefit                    (7,806)        -      (7,806)          -
Net Income (Loss)               $(24,258) $ 19,915  $   (3,913) $   55,303

Earnings (Loss) per
 common share:
  Continuing operations           $(0.26)    $0.18      $(0.03)      $0.60
  Discontinued operations           0.06      0.07        0.08        0.08
  Extraordinary loss from early
   extinguishment of debt          (0.10)        -       (0.10)          -
Earnings (Loss) per
 common share                     $(0.30)    $0.25      $(0.05)      $0.68
Cash dividends declared per
 common share                      $0.14     $0.13       $0.42       $0.39
Weighted average common
 shares outstanding               80,982    81,194      81,164      81,179


         See notes to condensed consolidated financial statements.

                                    (2)


                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                          Aug. 31,    Aug. 31,    Nov. 30,
                                            1996        1995        1995

ASSETS
  Current Assets
     Cash and cash equivalents            $ 36,746    $ 30,528    $ 12,465
     Accounts receivable - net             194,927     191,935     223,958
     Inventories
        Raw materials and supplies         125,969     131,278     132,357
        Finished products and work-in
          process                          138,737     276,296     250,865
                                           264,706     407,574     383,222
     Other current assets                   44,148      64,877      51,073

        Total current assets               540,527     694,914     670,718

  Property - net                           400,322     514,024     524,807
  Goodwill - net                           160,238     183,933     180,751
  Prepaid allowances                       163,115     208,417     183,357
  Other assets                              76,158      60,085      54,708

        Total assets                    $1,340,360  $1,661,373  $1,614,341

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                $157,510    $383,322    $297,313
     Accounts payable, trade               118,891     140,081     146,674
     Accrued liabilities                   230,477     178,831     202,880

        Total current liabilities          506,878     702,234     646,867

  Long-term debt                           289,664     349,945     349,111
  Employee benefit liabilities              75,261      78,850      72,088
  Deferred income taxes                      1,755      27,260      25,436
  Other liabilities                          2,694      17,413       1,586
        Total liabilities                  876,252   1,175,702   1,095,088

  Shareholders' Equity
     Common Stock                           49,320      48,733      48,133
     Common Stock Non-Voting               115,844     110,048     112,522
     Retained earnings                     332,342     354,199     387,657
     Foreign currency translation adj.     (33,398)    (27,309)    (29,059)

        Total shareholders' equity         464,108     485,671     519,253

        Total liabilities and
           shareholders' equity         $1,340,360  $1,661,373  $1,614,341


         See notes to condensed consolidated financial statements.


                                    (3)


                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                        Nine Months Ended
                                                       Aug. 31,   Aug. 31,
                                                         1996       1995

Cash Flows from operating activities
 Net income (loss)                                     $ (3,913)  $ 55,303
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Non cash charges and credits
   Depreciation and amortization                         48,113     45,749
   Restructuring charges (credits)                       57,538     (3,904)
   (Income) loss from unconsolidated operations          (2,782)      (376)
   Extraordinary loss                                     7,806          -
   Other                                                 (2,684)     2,479
  Changes in selected working capital items
   Accounts receivable                                   13,540     12,477
   Inventories                                           (1,596)   (37,374)
   Prepaid allowances                                     9,746    (65,143)
   Accounts payable, trade                                2,798     13,672
  Other assets and liabilities                          (42,539)   (61,529)
Net cash provided by (used in) operating activities      86,027    (38,646)

Cash flows from investing activities
 Capital expenditures                                   (61,970)   (58,659)
 Proceeds from sale of discontinued operations          248,766          -
 Proceeds from sale of assets                            15,207      2,030
 Other investments                                         (282)    (4,046)
 Proceeds from forward exchange contract                      -      4,361
Net cash provided by (used in) investing activities     201,721    (56,314)

Cash flows from financing activities
 Short-term borrowings, net                            (137,497)   169,299
 Long-term debt
  Borrowings                                              4,130      1,194
  Repayments                                            (81,479)   (20,529)
 Common stock
  Issued                                                  7,871      7,517
  Acquired by purchase                                  (20,927)   (14,766)
 Dividends paid                                         (34,128)   (31,652)
Net cash provided by (used in) financing activities    (262,030)   111,063

Effect of exchange rate changes on cash and
  cash equivalents                                       (1,437)    (1,141)

Increase in cash and cash equivalents                    24,281     14,962
Cash and cash equivalents at beginning of period         12,465     15,566

Cash and cash equivalents at end of period             $ 36,746   $ 30,528

          See notes to condensed consolidated financial statements.

                                     (4)


               McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods. Results for 1995 and 1996 have been reclassified to separately report the results of discontinued operations in the Condensed Consolidated Statement of Income. Certain other reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

The results of consolidated operations for the three and nine month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first two quarters of the fiscal year, and increase in the third and fourth quarters.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

Business Restructuring

In the third quarter, the Company began implementation of a restructuring plan and recorded a restructuring charge of $57.5 million. This charge reduced net income by $39.2 million or $.49 per share. In addition there are approximately $2.5 million of additional charges ($.02 per share) directly related to the restructuring plan which could not be accrued in the third quarter but will be expensed as the plan is implemented.

Specific actions under this plan include the divestiture of certain small non-core businesses; the divestiture of Giza National Dehydration Company of Cairo, Egypt (Giza), which is consistent with the Company's sale of Gilroy Foods, Giza's parent company; closing the Brooklyn, NY packaging plant; the exit from certain minor, non-core product lines; the rationalization of certain overseas manufacturing facilities; and in our consumer business the conversion from a direct sales force to a broker sales force for certain regions in the U.S.

Major components of the restructuring charge include: severance and personnel costs of $10.0 million; a $44.6 million writedown of assets and businesses identified for disposal, to net realizable value; and other exit costs of $2.9 million. The $2.5 million of additional charges which will be expensed during the implementation are principally costs to move equipment and personnel.

                               (5)
These actions are expected to be completed within one year and will require net cash outflows of approximately $12 million. Net sales of the small non-core businesses and Giza, which are being divested by these actions, were approximately 5% of consolidated net sales.

The restructuring liability remaining at August 31, 1996 was $6.7 million for severance and personnel, $24.3 million for disposal of businesses and $2.2 million for other exit costs.

Discontinued Operations

On August 29, 1996 the Company sold substantially all of the assets of Gilroy Foods, Incorporated (GFI) and Gilroy Energy Company, Inc.
(GEC) to Conagra, Inc. and Calpine Corporation, respectively, for $263 million. GFI manufactures and sells dehydrated onion, garlic, capsicum and vegetable products. GEC operates an energy cogenera-tion facility.

The sale of GFI and GEC resulted in a $.5 million loss ($.3 million after tax) and has been included in the caption Income From
Discontinued Operations, Net of Income Taxes in the Condensed
Consolidated Statement of Income.

The operating results of GFI and GEC have been reclassified on the Condensed Consolidated Statement of Income to the caption Income from Discontinued Operations, Net of Income Taxes, for all periods presented. This caption includes interest expense based on the debt specifically associated with GEC and an allocation of interest to GFI assuming a debt to capital ratio similar to the Company's. Income taxes have also been allocated based on the statutory tax rates applicable to GFI and GEC. Sales, interest expense and income taxes applicable to discontinued operations are as follows:

                         Three Months Ended   Nine Months Ended
                              August 31,          August 31,
                           1996       1995       1996      1995

Sales                    $51,514    $47,974   $129,373  $117,653
Interest expense           3,504      4,337     11,173    12,961
Income taxes               3,392      3,021      3,841     3,529

Restructuring - 1994

In the fourth quarter of 1994, the Company recorded a $70.4 million charge for restructuring its business operations.

The components of the restructuring charge and remaining liability, in thousands of dollars, are as follows:

                             8/31/96   11/30/95
                            Remaining  Remaining  Restructuring
                            Liability  Liability     Charge

Work force reduction        $   823    $   977       $24,375
Plant consolidations
  and closings               13,860     17,563        33,477
Other restructuring
  projects                        -        378        12,593
                            $14,683    $18,918       $70,445

                               (6)

                McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the third quarter ended August 31, 1996 the Company reported a net loss of $24.3 million or $(.30) per common share compared to net income of $19.9 million or $.25 per share for the comparable period last year. For the nine months ended August 31, 1996 the net loss was $3.9 million or $(.05) per common share as compared to net income of $55.3 million or $.68 per common share for the same period last year. During the third quarter the Company recorded a business restructuring, completed the sale of Gilroy Foods and Gilroy Energy, and recorded a loss on prepayment of debt associated with Gilroy Energy. Excluding these losses net income for the third quarter and nine months (including operating results of discontinued operations) would have been $23.2 million and $43.4 million or $.29 and $.54 per common share, respectively.

The increase in earnings in the third quarter, excluding the losses described above, as compared to last year is mainly due to sales volume increases, a reduction of interest expense and an increase in income from unconsolidated operations. For the nine months, as compared to last year, the favorability of the third quarter was offset by a second quarter writeoff of obsolete product in the Company's Tubed Products packaging business, competitive margin pressure in the first half of the year and significant planned spending increases in the first quarter of 1996 on consumer advertising and promotion. Earnings for 1995 included net income of $1.4 million for a change in accounting cycle for certain foreign operations and $2.3 million net income for a reversal of restructuring liability.

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

As a result of both the portfolio review and the cost structure improvement process, the Company began implementation of a business restructuring plan and recorded a $57.5 million restructuring charge in the third quarter of 1996. This charge reduced net income by $39.2 million or $.49 per share. In addition, there are approximately $2.5 million of additional charges ($.02 per share) directly related to the restructuring plan which could not be accrued in the third quarter but will be expensed as the plan is implemented.
                               (7)
Specific actions under this plan include the divestiture of certain small non-core businesses; the divestiture of Giza National Dehydration Company of Cairo, Egypt (Giza), which is consistent with the Company's sale of Gilroy Foods, Giza's parent company; closing the Brooklyn, NY packaging plant; the exit from certain minor, non-core product lines; the rationalization of certain overseas manufacturing facilities; and in our consumer business the conversion from a direct sales force to a broker sales force for certain regions in the U.S.

Major components of the restructuring charge include: severance and personnel costs of $10.0 million; a $44.6 million writedown of assets and businesses identified for disposal, to net realizable value; and other exit costs of $2.9 million. The $2.5 million of additional charges which will be expensed during the implementation are principally costs to move equipment and personnel.

These actions are expected to be completed within one year and will require net cash outflows of approximately $12 million. Net Sales of the small non-core businesses and Giza, which are being divested by these actions, were approximately 5% of consolidated net sales.

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

Discontinued Operations

On August 29, 1996 the Company sold substantially all of the assets of Gilroy Foods, Incorporated (GFI) and Gilroy Energy Company, Inc.
(GEC) to Conagra, Inc. and Calpine Corporation, respectively, for $263 million. GFI manufactures and sells dehydrated onion, garlic, capsicum and vegetable products. GEC operates an energy cogenera-tion facility.

The sale of GFI and GEC resulted in a $.5 million loss ($.3 million after tax) and has been included in the caption Income From
Discontinued Operations, Net of Income Taxes in the Condensed
Consolidated Statement of Income.




                               (8)
The operating results of GFI and GEC have been reclassified on the Condensed Consolidated Statement of Income to the caption Income from Discontinued Operations, Net of Income Taxes, for all periods presented. See Notes to Condensed Consolidated Financial Statements included in the filing for additional information.

Results of Operations

Consolidated net sales increased 6% and 1% for the quarter and for the nine month period ended August 31, 1996, respectively, as compared to the corresponding periods of 1995. Net sales in 1995 included the effect of an accounting cycle change for certain foreign operations and sales of certain divested businesses. Excluding these factors, net sales increased 7% for the quarter and 6% for the nine month period. For the third quarter unit volume increased 2% as compared to last year. The combined effects of price changes and changes in mix of products increased sales by 4% while the effect of translating sales of foreign operations had no effect in the quarter. Sales of U.S. consumer products contributed the most to the improvement during the quarter, however, sales in Canada and the United Kingdom were also up for the quarter as compared to last year. For the nine months the 6% increase over last year was mainly driven by unit volume increases of 4%. A 1% decrease due to foreign exchange effects was offset by a 3% increase due to price and mix of product.

Profit from operations, excluding restructuring, as a percentage of sales increased from 8.1% to 8.2% for the quarter and decreased from 8.5% to 6.5% for the nine months as compared to last year.

Gross profit as a percentage of sales increased from 32.1% to 33.6% for the quarter as compared to last year. The increase in this percentage is due to improved margins in our U.S. consumer products business, and a larger percentage of sales coming from the consumer products business which carries a higher margin percentage. For the nine months ended August 31, 1996 gross profit as a percentage of sales decreased from 33.0% to 32.6% as compared to last year. This decrease is mainly due to a writeoff of inventory for products that have been discontinued in the Tubed Product packaging business, and competitive pressure on margins in the first half of the year. This was partially offset by the favorable gross margin performance in the third quarter.

Selling, general and administrative expenses for the third quarter and nine months were higher than last year on both a dollar basis and as a percentage of sales. The increase for the third quarter as compared to last year is mainly due to the adjustment of certain benefit accruals in the third quarter of both years, a receivable writeoff due to a customer bankruptcy and continued spending to allow the Company's systems to cope with the change to the year 2000. The increase for the nine months is mainly due to the items noted in the third quarter and increased advertising and promotion in the first quarter of 1996.



                               (9)
Interest expense decreased $1.6 million and $4.0 million for the third quarter and nine months ended August 31, 1996, respectively. This decrease is due to both declines in borrowing levels and lower borrowing rates. In reclassifying the Statement of Income for discontinued operations interest expense was allocated to discontinued operations. See Notes to Condensed Consolidated Financial Statements for the amounts and methods of allocation used.

The Company recorded tax benefits on the loss from continuing operations in the third quarter of 1996 at an effective rate of 29.9% as compared to last year's rate for the third quarter of 33.8%. The lower rate is due to certain restructuring charges which are not tax deductible and the mix of tax rates from differing tax jurisdictions. Excluding the effects of the restructuring the Company's effective tax rate is approximately 35.5% for 1996. In reclassifying the Statement of Income for discontinued operations, income taxes were allocated to discontinued operations. See Notes to Condensed Consolidated Financial Statements for the amounts and methods of allocation used.

Income from unconsolidated operations improved in the third quarter and nine months ended August 31, 1996 mainly due to improved results of our Mexican joint venture, and the results of the Company's new joint venture, Signature Brands LLC.

In the first quarter of fiscal 1995, the Company changed the end of the reporting period for foreign subsidiaries from October 31 to November 30 to provide uniform reporting on a worldwide basis. Accordingly, an additional month of operating results for those subsidiaries is included in the first quarter 1995 results, which increased net income by $1.4 million.

Restructuring - 1994

In the fourth quarter of 1994, the Company recorded a charge of $70.4 million for restructuring its business operations. As of August 31, 1996, $14.7 million remains to be spent against the restructuring liability. The Company has reduced its workforce by approximately 540 positions, an industrial products plant has been closed, a frozen food business has been sold and a number of administrative activities have been consolidated. A foodservice products plant was closed in the second quarter of 1996, and production was transferred to another facility. A consolidated distribution facility was also completed in the second quarter of 1996. A realignment of some of our operations in the United Kingdom will occur over the balance of 1996 and be completed in early 1997.





                              (10)
Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flow from operating activities increased from a cash outflow of $38.6 million for the nine months ended August 31, 1995 to a cash inflow of $86.0 million for the nine months ended August 31, 1996.

The reduction in 1996 net income was more than offset by reductions in prepaid allowances as opposed to those balances increasing in 1995, and less of a seasonal inventory build as compared to last year.

Investing activities generated cash of $201.7 million in 1996 as compared to a cash outflow of $56.3 million last year. The significant change is mainly due to cash proceeds received on the sale of GFI and GEC. An additional $16 million is still due in the form of a note receivable on these sales. Capital expenditures are slightly higher in the first nine months of 1996 as compared to last year, however, they are expected to be comparable to last year on a full year basis. The proceeds from sale of assets include the sale of certain assets to a joint venture which is now operating the Cake Mate business and the sale of property no longer used in the business.

Cash flow from financing activities was a significant use of funds in 1996 as the proceeds from the sale of GFI and GEC were used to reduce both short term and long term debt.

On August 29, 1996 the Company announced a new repurchase program to buy back up to 10 million shares of the company's outstanding stock from time to time in the open market. The Company's most recent repurchase program (2 million shares) is complete.

The Company's ratio of debt to total capital was 49.1% as of August 31, 1996, down significantly from 55.5% at November 30,
1995, and 60.2% at August 31, 1995. The improvement in the debt to capital ratio is the result of the sale of GFI and GEC and working capital improvement programs.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.













                              (11)

                     PART II  -  OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K

(a)  Item 601 Exhibit No.:

     (3)  Articles of Incorporation
          and By-Laws

          Restatement of Charter of     Incorporated by reference
          McCormick & Company,          from Registrant's Form S-8
          Incorporated dated            Registration Statement
          April 16, 1990.               No. 33-39582 as filed with
                                        the Securities and Exchange
                                        Commission on March 25, 1991

          Articles of Amendment to      Incorporated by reference
          Charter of McCormick &        from Registrant's Form S-8
          Company, Incorporated         Registration Statement
          dated April 1, 1992.          No. 33-59842 as filed with
                                        the Securities and Exchange
                                        Commission on March 19, 1993.

          By-Laws of McCormick &        Incorporated by reference
          Company, Incorporated -       from Registrant's Form 10-Q
          Restated and Amended as       dated July 12, 1996.
          of June 17, 1996.

     (10) Material Contracts            Consulting letter agreement
                                        between Registrant and Charles
                                        P. McCormick, Jr. incorporated
                                        by reference from Registrant's
                                        Form 10-Q dated April 12, 1996.

(b) Report on Form 8-K. On September 13, 1996, the Registrant filed a report on Form 8-K, dated September 13, 1996, in response to
     Item 2, Acquisition or Disposition of Assets, of Form 8-K which report included unaudited pro forma financial information and certain agreements between Registrant and other parties.
















                                 (12)


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                McCORMICK & COMPANY, INCORPORATED



Date: October 14, 1996           By: /s/ Robert G. Davey
                                      Robert G. Davey
                                      Vice President &
                                      Chief Financial Officer



Date: October 14, 1996           By: /s/ J. Allan Anderson
                                      J. Allan Anderson
                                      Vice President & Controller





























10Q.mz                           (13)