Form 10-K
period 1996-11-30
MCCORMICK & CO INC
filed 1997-02-25
CIK 63754

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended November 30, 1996         Commission file number 0-748

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

Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Aggregate market value of the voting stock held by nonaffiliates of the
Registrant . . . . . . .  $182,641,709

The aggregate market value indicated above was calculated as follows:
The number of shares of voting stock held by nonaffiliates of the Registrant as of January 31, 1997 was 7,379,463. This number excludes shares held by the McCormick Profit Sharing Plan and PAYSOP and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the Registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 31, 1997, $24.75.

CLASS               NUMBER OF SHARES OUTSTANDING               DATE

Common Stock                  10,987,195                    1/31/97
Common Stock Non-Voting       65,802,523                    1/31/97

                  DOCUMENTS INCORPORATED BY REFERENCE

Document                                         Part of 10-K into
                                                 which incorporated

Registrant's 1996 Annual Report to             Part I, Part II, Part IV
  Stockholders
Registrant's Proxy Statement dated 2/19/97     Part III, Part IV

                                PART I

As used herein, the "Registrant" means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

ITEM 1. BUSINESS

The Registrant, a diversified specialty food company, is principally engaged in the manufacture of spices, seasonings, flavorings and other specialty food products and sells such products to the retail food market, the food service market and to industrial food processors throughout the world. The Registrant also, through subsidiary corporations, manufactures and markets plastic packaging products for the food, cosmetic and health care industries.

The Registrant's Annual Report to Stockholders for 1996, which is enclosed as Exhibit 13, contains a description of the general development during the last fiscal year, of the business of the Registrant, which was formed in 1915 under Maryland law as the successor to a business established in 1889. Pages 7 through 13 of that Report are incorporated by reference. Unless otherwise indicated, all references to amounts in this Report or in the Annual Report to Stockholders for 1996 are amounts from continuing operations. The Registrant's net sales increased 2.4% in 1996 to $ 1,732,506,000.

In March 1996, the Registrant formed a joint venture with Pioneer Products, Inc. for the production and sale of dessert decorating products. The new company, Signature Brands, LLC, is located in Ocala, Florida and manufactures and distributes a broad range of such products under the Betty Crocker (a trademark owned by General Mills) and Cake Mate brand names.

The Registrant implemented a restructuring plan in June 1996 which is intended to increase focus on core businesses and improve its cost structure. A description of the actions taken under this plan are set forth in the Registrant's Annual Report to Stockholders for 1996 in Note 2 of the Notes to Consolidated Financial Statements on pages 22 and 23 and on pages 37 and 38, which pages are incorporated by reference.

In August 1996, the Registrant sold substantially all of the assets of Gilroy Foods, Incorporated and Gilroy Energy Company, Inc. to ConAgra, Inc. and to an affiliate of Calpine Corporation, respectively. Gilroy Foods manufactures and sells dehydrated onion, garlic, capsicum and vegetable products. Gilroy Energy operates an energy cogeneration facility. The Registrant's Annual Report to Stockholders for 1996 sets forth a description of the sale of Gilroy Foods and Gilroy Energy on page 38 and in
Note 3 of the Notes to Consolidated Financial Statements on page 23. Those pages of the Registrant's Annual Report are incorporated by reference.

In 1994, the Registrant announced a restructuring plan which reduced the work force and implemented a program to eliminate redundant facilities and positions, improve production and efficiency and eliminate certain businesses and product lines. A description of the actions taken under this plan are set forth in the Registrant's Annual Report to Stockholders for 1996 in Note 2 of the Notes to Consolidated Financial Statements on pages 22 and 23 and on pages 37 and 38, which pages are incorporated by reference.

The Registrant operates in two business segments, Food Products and Packaging Products, and has disclosed in Note 10 of the Notes to Consolidated Financial Statements on pages 31 and 32 of its Annual Report to Stockholders for 1996, which Note is incorporated by reference, the financial information about the business segments required by this Item.

PRINCIPAL PRODUCTS/MARKETING

Spices, seasonings, flavorings and other specialty food products are the Registrant's principal products. The Registrant also manufactures and markets plastic bottles and tubes for food, personal care and other products, primarily in the United States. The net sales value of each of these product segments is set forth in Note 10 of the Notes to Consolidated Financial Statements on pages 31 and 32 of the Registrant's Annual Report to Stockholders for 1996, which Note is incorporated by reference. No other products or classes of similar products or services contributed as much as 10% to consolidated net sales during the last three fiscal years.

The Registrant markets its food service products and consumer products through its own sales organization, food brokers and distributors. In the industrial market, sales are made mostly through the Registrant's own sales force. The Registrant markets its packaging products through its own sales force and distributors.

RAW MATERIALS

Many of the spices and herbs purchased by the Registrant are imported into the United States from the country of origin, although significant quantities of some materials, such as paprika, dehydrated vegetables, onion and garlic and food ingredients other than spices and herbs, originate in the United States. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from the countries of origin. Some of the imported materials are purchased from dealers in the United States. The principal purpose of such purchases is to satisfy the Registrant's own needs. In addition, the Registrant sells imported raw materials to other food processors. The Registrant also purchases cheese and dairy powders from U.S. sources for use in many industrial products.

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

TRADEMARKS, LICENSES AND PATENTS

The Registrant owns a number of registered trademarks, which in the aggregate may be material to the Registrant's business. However, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick," "Schilling," "Schwartz" and "Club House" trademarks, would not have a material adverse impact on the Registrant's business. The "McCormick" and "Schilling" trademarks are extensively used by the Registrant in connection with the sale of a substantial number of the Registrant's products in the United States. The "McCormick" and "Schilling" trademarks are registered and used in various foreign countries as well. The "Schwartz" trademark is used by the Registrant in connection with the sale of the Registrant's products in Europe and the "Club House" trademark is used in connection with the sale of the Registrant's products in Canada. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

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

WORKING CAPITAL

In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the second and third quarters. In common with other companies, the Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. The Registrant's Annual Report to Stockholders for 1996 sets forth a description of the Registrant's liquidity and capital resources on pages 41 and 42, which pages are incorporated by reference.

CUSTOMERS

The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1996. In the same year, sales to the five largest customers represented approximately 20% of consolidated net sales.

BACKLOG ORDERS

The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole.

GOVERNMENT CONTRACTS

No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION

Although the Registrant is a leader in sales of certain spices and seasoning and flavoring products, its business is highly competitive. For further discussion, see pages 8 through 12, 37 and 39 of the Registrant's Annual Report to Stockholders for 1996, which pages are incorporated by reference.

RESARCH AND QUALITY CONTROL

The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1996, 1995 and 1994 were approximately $35,705,000, $33,825,000 and $34,050,000 respectively. Of these amounts, expenditures for research and development amounted to $12,216,000 in 1996, $12,015,000 in 1995 and $11,162,000 in 1994. The
amount spent on customer-sponsored research activities is not material.

ENVIRONMENTAL REGULATIONS

Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. No material capital expenditures for environmental control facilities are expected to be made during this fiscal year or the next.

EMPLOYEES

The Registrant had on average approximately 8,400 employees during fiscal year 1996 and approximately 7,300 employees on November 30, 1996.

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

Note 10 of the Notes to Consolidated Financial Statements on pages 31 and 32 of the Registrant's Annual Report to Stockholders for 1996, and pages 38 through 41 of the Registrant's Annual Report to Stockholders for 1996 contain the information required by subsection (d) of Item 101 of Regulation S-K, which pages are incorporated by reference.

ITEM 2.  PROPERTIES

The location and general character of the Registrant's principal plants and other materially important physical properties are as follows:

   (a) Consumer Products

   A plant is located in Hunt Valley, Maryland on approximately 52 acres in the Hunt Valley Business Community. This plant, which contains approximately 540,000 square feet, is owned in fee and is used for processing spices and other food products. There is an approximately 110,000 square foot office building located in Hunt Valley, Maryland which is the headquarters for the Registrant's Consumer Products division. Also in Hunt Valley, Maryland is a facility of approximately 100,000 square feet which contains the Registrant's printing operations and a warehouse. All of these facilities are owned in fee. A plant of approximately 460,000 square feet and a distribution center of approximately 325,000 square feet are located in Salinas, California and a plant of approximately 108,000 square feet is located in Commerce, California. These facilities are owned in fee and used for milling, processing, packaging, and distributing spices and other food products.

    (b) Industrial Products

    The Registrant has two principal plants devoted to industrial flavoring products in the United States. A plant of 105,000 square feet is located in Hunt Valley, Maryland and is owned in fee. A plant of 102,000 square feet is located in Dallas, Texas and is owned in fee.

   (c) Spice Milling

   Located adjacent to the consumer products plant in Hunt Valley is a spice milling and cleaning plant which is owned in fee by the Registrant and contains approximately 185,000 square feet. This plant services all food product groups of the Registrant. Much of the milling and grinding of raw materials for Registrant's seasoning products is done in this facility.

   (d)  Packaging Products

   The Registrant has three principal plants which are devoted to the production of plastic products. A plant of approximately 275,000 square feet is located in Anaheim, California and a plant of approximately 221,000 square feet is located in Easthampton, Massachusetts. Both of these facilities are owned in fee. A plant of approximately 203,000 square feet is located in Cranbury, New Jersey and is leased.

   (e)  International

   The Registrant has a plant in London, Ontario which is devoted to the processing, packaging and distribution of food products. This facility is approximately 140,000 square feet and is owned in fee. The Registrant has a new 251,000 square foot facility in Buckinghamshire, England which contains the Registrant's U.K. headquarters and manufacturing plant for dry products.

   (f)  Research and Development

   The Registrant has a facility in Hunt Valley, Maryland which houses the research and development laboratories and the technical capabilities of the industrial division. The facility is approximately 110,000 square feet and is owned in fee.

     (g)  Distribution

     The new McCormick Distribution Center in Belcamp, Maryland opened in March 1996. The leased 369,000 square foot facility handles the distribution of consumer, food service and industrial products in the eastern United States.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of Registrant's fiscal year 1996 to a vote of security holders.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant has disclosed at page 42 of its Annual Report to Stockholders for 1996, which page is incorporated by reference, the information relating to the market, market quotations, and dividends paid on Registrant's common stocks required by this Item.

The approximate number of holders of common stock of the Registrant based on record ownership as of January 31, 1997 was as follows:

                                             Approximate Number
Title of Class                                of Record Holders

Common Stock, no par value                          2,000
Common Stock Non-Voting,                            9,900
     no par value

ITEM 6.  SELECTED FINANCIAL DATA

The Registrant has disclosed the information required by this Item in the line items for 1992 through 1996 entitled "Net Sales," "Net income-continuing operations," "Earnings per share - Continuing operations," "Common dividends declared," Long term debt" and "Total assets" on pages 14-15 of its Annual Report to Stockholders for 1996, which pages are incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant's Annual Report to Stockholders for 1996 at pages 37 through 42 contains a discussion and analysis of the Company's financial condition and results of operations for the three fiscal years ended November 30, 1996. Said pages are incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data for McCormick & Company, Incorporated are included on pages 17 through 35 of the Annual Report to Stockholders for 1996, which pages are incorporated by reference. The report of independent auditors from Ernst & Young LLP on such financial statements is included on page 36 of the Annual Report to Stockholders for 1996; the supplemental schedule for 1994, 1995 and 1996 is included on page 15 of this Report on Form 10-K.

The unaudited quarterly data required by Item 302 of Regulation S-K is included in Note 12 of the Notes to Consolidated Financial Statements at pages 34 and 35 of the Registrant's Annual Report to Stockholders for 1996, which Note is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response is required to this Item.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 19, 1997, which sets forth the information required by this Item at pages 3 through 8, which pages are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson and Christopher J. Kurtzman are also executive officers of the Registrant.

Mr. Anderson is 50 years old and has had the following work experience during the last five years: 1/92 to present - Vice President and Controller; 3/91 to 1/92 - President and Chairman of the Board - Golden West Foods, Inc. (a former subsidiary of the Company); 4/89 to 3/91 - Vice President - Food Service & Industrial Groups.

Mr. Kurtzman is 44 years old and has had the following work experience during the last five years: 2/96 to present - Vice President and Treasurer; 5/94 to 2/96 - Assistant Treasurer-Domestic; 9/90 to 5/94 - Assistant Treasurer-Investor Relations & Financial Services; 12/89 to 9/90
- Assistant Treasurer- Financial Services.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 19, 1997, which sets forth the information required by this Item at pages 8 through 23, which pages are incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 19, 1997, which sets forth the information required by this Item at pages 2 through 7, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 19, 1997, which sets forth the information required by this Item at pages 9 and 10, which pages are incorporated by reference.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

          (a)  The following documents are filed as a part of this Form:

               1. The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 14 below.

               2. The financial statement schedules required by Item 8 of this Form which are listed in the Table of Contents appearing on page 14 below.

               3. The exhibits which are filed as a part of this Form and required by Item 601 of Regulation S-K are listed on the accompanying
Exhibit Index at pages 16 through 18 of this Report.

          (b) The Registrant filed one report during the last quarter on Form 8-K dated September 13, 1996 which reported the Registrant's sale of the assets of Gilroy Foods, Incorporated and Gilroy Energy Company to ConAgra Inc. and to an affiliate of Calpine Corporation, respectively.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:/s/ Robert J. Lawless   President, Chief Executive
       Robert J. Lawless     Officer                    February 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Robert J. Lawless     President, Chief Executive
    Robert J. Lawless       Officer                        February 19, 1997

Principal Financial Officer:

/s/ Robert G. Davey           Executive Vice President &
    Robert G. Davey             Chief Financial  Office    February 19, 1997

Principal Accounting Officer:

/s/ J. Allan Anderson         Vice President &
    J. Allan Anderson             Controller               February 19, 1997



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:                            DATE:

/s/ James J. Albrecht                        February 19, 1997
James J. Albrecht

/s/ James S. Cook                            February 19, 1997
James S. Cook

/s/ Robert G. Davey                          February 19, 1997
Robert G. Davey

/s/ Freeman A. Hrabowski, III                February 19, 1997
Freeman A. Hrabowski, III

/s/ George W. Koch                           February 19, 1997
George W. Koch

/s/ Robert J. Lawless                        February 19, 1997
Robert J. Lawless

/s/ Charles P. McCormick, Jr.                February 19, 1997
Charles P. McCormick, Jr.

/s/ George V. McGowan                        February 19, 1997
George V. McGowan

/s/ Carroll D. Nordhoff                      February 19, 1997
Carroll D. Nordhoff

/s/ Robert W. Schroeder                      February 19, 1997
Robert W. Schroeder

/s/ Richard W. Single, Sr.                   February 19, 1997
Richard W. Single, Sr.

/s/ William E. Stevens                       February 19, 1997
William E. Stevens

/s/ Karen D. Weatherholtz                    February 19, 1997
Karen D. Weatherholtz


                         CROSS REFERENCE SHEET

PART I    ITEM                          REFERENCED MATERIAL/PAGE(S)PART

          Item 1.   Business            Registrant's 1996 Annual Report
                                        to Stockholders/Pages 7-13, 22-
                                        23, 31-32 and 37-42.

          Item 2.   Properties          None.

          Item 3.   Legal Proceedings   None.

          Item 4.   Submission of       None.
                    Matters to a Vote
                    of Security Holders.

PART II   Item 5.   Market for the      Registrant's 1996 Annual
                    Registrant's Common Report to Stockholders/
                    Equity and Related  Page 42.
                    Stockholder Matters.

          Item 6.   Selected Financial  Registrant's 1996 Annual
                    Data.               Report to Stockholders/Selected
                                        Items on Pages 14-15.

          Item 7.   Management's        Registrant's 1996 Annual
                    Discussion and      Report to Stockholders/Pages
                    Analysis of         37-42.
                    Financial Condition
                    and Results of
                    Operations.

           Item 8. Financial            Registrant's 1996 Annual
                   Statements and       Report to Stockholders/Pages
                   Supplementary        17-35 and 36; Page 15 of this
                   Data.                Report.

          Item 9.   Changes in and      None.
                    Disagreements with
                    Accountants on
                    Accounting and
                    Financial Disclosure.

PART III  Item 10.  Directors and       Registrant's Proxy Statement
                    Executive Officers dated February 19, 1997/Pages of the Registrant. 3-8.

          Item 11.  Executive           Registrant's Proxy Statement
                    Compensation.       dated February 19, 1997/Pages
                                        8-23.


         Item 12.   Security Ownership       Registrant's Proxy Statement
                    of Certain               dated February 19, 1997/Pages
                    Beneficial Owners        2-7.
                    and Management.

          Item 13.  Certain                  Registrants Proxy Statement
                    Relationships and        dated February 19, 1997/Pages
                    Related                  9-10.
                    Transactions.

PART IV   Item 14.  Exhibits, Financial      See Exhibit Index on pages 16
                    Statement Schedules      through 18 and the Table of
                    and Reports on Form      Contents at page 14 of this
                    8-K.                     Report.



                  McCORMICK & COMPANY,  INCORPORATED

                           TABLE OF CONTENTS
                        AND RELATED INFORMATION

Included in the Company's 1996 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

  Consolidated Balance Sheet, November 30, 1996 and 1995
  Consolidated Income Statement for the Years Ended November 30,
    1996, 1995 and 1994
  Consolidated Statement of Cash Flows for the Years Ended November 30,
    1996, 1995 and 1994
  Consolidated Statement of Shareholders' Equity for the Years Ended
    November 30, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements
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

*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 1996 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 1996 accompanies this Annual Report on Form 10-K.




                                         SUPPLEMENTAL FINANCIAL SCHEDULE II
                                                   CONSOLIDATED

                     McCORMICK & COMPANY, INCORPORATED

                     VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A               COLUMN B            COLUMN C           COLUMN D           COLUMN E

                                     BALANCE            ADDITIONS
                                       AT               CHARGED TO                            BALANCE
                                     BEGINNING          COSTS AND                             AT END
             DESCRIPTION              OF YEAR           EXPENSES           DEDUCTIONS         OF YEAR

YEAR ENDED NOVEMBER 30, 1996
    Allowance for doubtful
    receivables.......               $2,545,000         $1,713,000         $731,000 (F1)      $3,527,000

YEAR ENDED NOVEMBER 30, 1995
    Allowance for doubtful
    receivables.......               $2,520,000           $654,000         $629,000 (F1)      $2,545,000

YEAR ENDED NOVEMBER 30, 1994
    Allowance for doubtful
    receivables.......               $2,530,000         $1,132,000       $1,142,000 (F1)      $2,520,000






  (F1)  Accounts written off net of recoveries.











                             Exhibit Index
Item 601
Exhibit
Number                                    Reference or Page

(2)      Plan of acquisition,
         reorganization, arrangement,
         liquidation or succession        Not applicable.

(3)      Articles of Incorporation
         and By-Laws

         Restatement of Charter of        Incorporated by reference from
         McCormick & Company,             Registration Form S-8, Registration
         Incorporated dated               Statement No. 33-39582 as filed
         April 16, 1990.                  with the Securities and Exchange
                                          Commission on March 25, 1991.

         Articles of Amendment to         Incorporated by reference
         Charter of McCormick & Company,  from Registration Form S-8,
         Incorporated dated April 1,      Registration Statement No.
         1992.                            33-59842 as filed with the
                                          Securities and Exchange
                                          Commission on March 19,
                                          1993.

        By-laws of McCormick & Company    Incorporated by reference from
        Incorporated-Restated and Amended Registrant's Form 10-Q for the
        as of June 17, 1996.              quarter ended May 31, 1996 as
                                          filed with the Securities and
                                          Exchange Commission on July 12,
                                          1996.

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

(9)  Voting Trust Agreement.              Not applicable.



(10) Material contracts.

       i) Registrant's supplemental pension plan for certain senior officers is described in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant's Report on Form 10-K for the fiscal year 1992 as filed with the Securities and Exchange Commission on February 17, 1993, which report is incorporated by reference.

     ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in the Registrant's S-8 Registration Statements Nos. 33-33725 and 33-58197 filed with the Securities and Exchange Commission on March 2, 1990 and March 23, 1995 respectively, which statements are incorporated by reference.

    iii)   Consulting letter agreement between Registrant and Charles
           P. McCormick, Jr. dated February 14, 1996, which letter is incorporated by reference from Registrant's Form 10-Q dated April 12, 1996.

     iv) Asset Purchase Agreement among the Registrant, Gilroy Foods, Inc. and ConAgra, Inc. dated August 28, 1996 which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

      v) Asset Purchase Agreement among the Registrant, Gilroy Energy Company, Inc. and Calpine Gilroy Cogen, L.P., dated August 28, 1996 which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

(11) Statement re computation of per-     Page 19 of this Report on
     share earnings.                      Form 10-K.

(12) Statements re computation of ratios. Page 42 of Exhibit 13.

(13) Annual Report to Security Holders

     McCormick & Company, Incorporated    Submitted in electronic format.
     Annual Report to Stockholders for
     1996.

(16) Letter re change in certifying       Not applicable.
      accountant.

(18) Letter re change in accounting       Not applicable.
     principles.

(21) Subsidiaries of the Registrant       Page 44 of Exhibit 13.


(22) Published report regarding matters   Not applicable.
     submitted to vote of securities holders

(23) Consent of independent auditors      Page 20 of this Report on
                                          Form 10-K.

(24) Power of attorney                    Not applicable.

(27) Financial Data Schedule              Submitted in electronic
                                          format only.

(99) Additional exhibits                  Registrant's definitive
                                          Proxy Statement dated
                                          February 19, 1997.

McCormick and Company, Inc.                               Part I - Exhibit 11

(In Thousands Except Per Share Amounts)

Statement re Computation of Per-Share Earnings*            Year Ended November 30

Computation for Statement of Income                       1996         1995     1994
Net Income                                                $41,918      $97,521  $61,157

Reconciliation of Weighted Average Number of
  Shares Outstanding to Amount used in Primary
  Earnings Per Share Computation
    Weighted Average Number of Shares Outstanding          80,641     81,181     81,240
    Add - Dilutive Effect of Outstanding Options
      (as Determined by the Application of the
      Treasury Stock Method) (F1)                              61        138        391

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares                      80,702     81,319     81,631

      PRIMARY EARNINGS PER SHARE                            $0.52      $1.20      $0.75

                                                        Year Ended November 30
Computation for Statement of Income                       1996         1995       1994
Reconciliation of Weighted Average Number of
  Shares Outstanding to Amount used in Fully Diluted
  Earnings Per Share Computation
    Weighted Average Number of Shares Outstanding         80,641       81,181     81,240
    Add - Dilutive Effect of Outstanding Options
      (As Determined by the Application of the
      Treasury Stock Method) (F1)                             98          159        391

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares                     80,739       81,340     81,631

    FULLY DILUTED EARNINGS PER SHARE                       $0.52        $1.20      $0.75





 *See 1996 Annual Report, Note (1) of the Notes to Financial Statements.

(F1) "This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%."




             Exhibit 23 -- CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of McCormick & Company, Incorporated and subsidiaries of our report dated January 16, 1997, included in the 1996 Annual Report to Shareholders of McCormick & Company, Incorporated.

Our audits also included the financial statement schedule of McCormick & Company, Incorporated and subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated January 16, 1997, with respect to the consolidated financial statements and schedule of McCormick & Company, Incorporated and subsidiaries included in the 1996 Annual Report to Shareholders and incorporated by reference in this Annual Report (Form 10-K) for the year ended November 30, 1996.

Form                     Registration Number           Date Filed
S-8                           33-58197                 3/23/95
S-3                           33-66614                 7/27/93
S-3                           33-40920                 6/18/91
S-3                           33-40920                 5/29/91
S-8                           33-33724                 3/2/90
S-8                           33-33725                 3/2/90
S-3                           33-32712                 12/21/89
S-8                           33-24660                 3/16/89
S-3                           33-24959                 9/15/88
S-8                           33-24658                 9/15/88

                                                Ernst & Young LLP

Baltimore, Maryland
February 21, 1997