Form 10-Q
period 1997-02-28
MCCORMICK & CO INC
filed 1997-04-11
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  February 28, 1997   Commission File Number 0-748





                McCORMICK & COMPANY, INCORPORATED
     (Exact name of registrant as specified in its charter)


          MARYLAND                                52-0408290
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


18 Loveton Circle, Sparks, Maryland                 21152-6000
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                          March 31, 1997

     Common Stock                            10,730,440

     Common Stock Non-Voting                 65,250,610

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                             February 28, 1997



                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Income Statement                     2


       Condensed Consolidated Balance Sheet                        3


       Condensed Consolidated Statement of Cash Flows              4


       Notes to Condensed Consolidated Financial Statements        5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7




Part II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                       10


SIGNATURES                                                        10


Exhibit Index                                                     11

                    McCORMICK & COMPANY, INCORPORATED
          CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                (In Thousands Except Per Share Amounts)

                                           Three Months Ended
                                      February 28,     February 29,
                                          1997             1996

Net sales                               $407,402         $395,799

  Cost of goods sold                     270,685          262,507

Gross profit                             136,717          133,292

  Selling, general and
    administrative expense               108,005          110,828

  Restructuring charges                      259                -

Operating Income                          28,453           22,464

  Interest expense                         8,501            8,773

  Other (income) expense - net            (1,528)          (1,186)

Income from consolidated continuing
  operations before income taxes          21,480           14,877

  Income taxes                             7,948            5,361

Net income from consolidated continuing
  operations                              13,532            9,516

  Income from unconsolidated operations    1,683              296

Net income from continuing operations     15,215            9,812

  Loss from discontinued operations,
    net of income taxes                        -             (462)

Net income                              $ 15,215         $  9,350

Earnings per common share:

  Continuing operations                     $.20             $.12
  Discontinued operations                      -                -

Earnings per common share                   $.20             $.12

Average shares outstanding                77,239           81,255

Cash dividends declared per
   common share                             $.15             $.14

       See notes to condensed consolidated financial statements.

                                 (2)




                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                           Feb. 28,   Feb. 29,    Nov. 30,
                                             1997       1996        1996
                                           (Unaudited)(Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 23,475   $ 22,398   $ 22,418
     Accounts receivable - net              196,081    201,937    217,495
     Inventories
        Raw materials and supplies          115,256    124,536    188,936
        Finished products and work-in
          process                           134,429    243,976     56,153
                                            249,685    368,512    245,089
     Other current assets                    47,089     54,861     49,410

        Total current assets                516,330    647,708    534,412

  Property - net                            394,820    527,908    400,394
  Goodwill - net                            162,020    177,814    165,066
  Prepaid allowances                        149,500    178,952    149,200
  Other assets                               77,456     55,142     77,537

        Total assets                     $1,300,126 $1,587,524 $1,326,609

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $177,830   $306,765   $ 98,450
     Current portion of long-term debt       10,396     12,743     10,477
     Trade accounts payable                 122,745    132,867    153,584
     Other accrued liabilities              216,804    171,305    236,791

        Total current liabilities           527,775    623,680    499,302

  Long-term debt                            286,338    345,805    291,194
  Deferred income taxes                       4,890     21,408      4,937
  Other long-term liabilities                81,024     80,648     81,133
        Total liabilities                   900,027  1,071,541    876,566

  Shareholders' Equity
     Common Stock                            46,077     49,163     48,541
     Common Stock Non-Voting                111,590    114,538    112,489
     Retained earnings                      272,762    384,179    313,847
     Foreign currency translation adj.      (30,330)   (31,897)   (24,834)

        Total shareholders' equity          400,099    515,983    450,043

        Total liabilities and
           shareholders' equity          $1,300,126 $1,587,524 $1,326,609

         See notes to condensed consolidated financial statements.

                                 (3)




                      McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                       Three Months Ended
                                                       Feb. 28,   Feb. 29,
                                                         1997       1996

Cash flows from operating activities
 Net income                                            $ 15,215   $  9,350
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
   Non cash charges and credits
    Depreciation and amortization                        12,769     16,136
    Income from unconsolidated operations                (1,683)      (296)
    Other                                                    43       (836)
   Changes in selected working capital items
    Accounts receivable                                  18,092     20,389
    Inventories                                          (7,427)    14,221
    Prepaid allowances                                     (351)     4,382
    Accounts payable, trade                             (28,232)   (13,893)
   Other assets and liabilities                         (11,568)   (28,642)
Net cash provided by (used in) operating activities      (3,142)    20,811

Cash flows from investing activities
 Capital expenditures                                   (12,174)   (21,505)
 Acquisitions of businesses                              (3,315)         -
 Proceeds from sale of assets                               809      4,306
 Other investments                                         (308)    (2,176)
Net cash used in investing activities                   (14,988)   (19,375)

Cash flows from financing activities
 Short-term borrowings, net                              81,189     21,856
 Long-term debt borrowings                                    -      1,549
 Long-term debt repayments                               (1,773)    (3,687)
 Common stock issued                                        349      4,887
 Common stock acquired by purchase                      (48,382)    (3,598)
 Dividends paid                                         (11,632)   (11,372)
Net cash provided by financing activities                19,751      9,635

Effect of exchange rate changes on cash and
  cash equivalents                                         (564)    (1,138)

Increase in cash and cash equivalents                     1,057      9,933
Cash and cash equivalents at beginning of period         22,418     12,465

Cash and cash equivalents at end of period             $ 23,475   $ 22,398

          See notes to condensed consolidated financial statements.

                                 (4)



                McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts In Thousands Except As Otherwise Noted)
                           (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods. Results for 1996 have been reclassified to separately report the results of discontinued operations in the Condensed Consolidated Statement of Income. Certain other reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

As of January 1, 1997, the Company's Mexican operations were measured using the U.S. dollar as the functional currency due to the highly inflationary nature of the Mexican economy.

The results of consolidated operations for the three month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first half of the fiscal year, and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. The Company has expensed $259 of these costs in the first quarter of 1997. Under the restructuring plan the Company has closed the Brooklyn, New York packaging plant, converted from a direct sales force to a broker sales force for certain regions in the U.S., and sold the Minipack business. Subsequent to the first quarter of 1997, as a result of the restructuring plan, the Company sold Giza National Dehydration Company of Egypt. The Company plans to complete the restructuring program in 1997.

                               (5)



The components of the restructuring charge and remaining liability are as follows:
                                                       2/28/97
                                     Restructuring    Remaining
                                        Charge         Amount

Severance and personnel costs          $ 9,983         $ 1,232
Writedown of assets and businesses      44,562          20,759
Other exit costs                         3,550           1,317
                                       $58,095         $23,308



In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. At February 28, 1997, the remaining liability was $8,161, principally for realignment of some of our operations in the United Kingdom which will be completed in 1997.


Accounting and Disclosure Changes

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share." The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Statement will have no significant effect on the reported earnings per share for the Company.




















                               (6)

                McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Amounts In Thousands Except As Otherwise Noted)


Overview

Net income for the first quarter of 1997 was $15.2 million or $.20 per common share compared to $9.4 million or $.12 per common share for the first quarter of 1996.

During the quarter the Company purchased a line of dry seasoning mixes in Canada which will be marketed under the French's brand name. This acquisition will expand the Company's market areas in Canada. In addition the Company also agreed to dissolve the McCormick & Wild joint venture and the business was split between the partners.

Results of Operations

Net sales for the quarter ended February 28, 1997 increased 2.9% over the corresponding quarter of 1996. The effects of higher foreign currency exchange rates increased sales by slightly over 1% but were offset by the negative effect of business disposals (primarily sales transferred to the Signature joint venture and the disposal of Minipack). Net sales of all operating groups except U.S. retail were improved to last year with strong performances in the U.S. industrial and food service businesses and McCormick Canada. Net sales in our U.S. retail business decreased and were negatively impacted by the timing and extent of price increases between the two years.

Operating income as a percentage of net sales increased to 7.0% from 5.7% in the first quarter of last year.

Gross profit as a percentage of net sales at 33.6% remained consistent with the first quarter of last year at 33.7%. Most major operating groups gross profit percentage improved to last year, including the U.S. retail business. The Company's gross profit percentage did not improve, however, because of the effect of mix of our different businesses. In the first quarter of 1997 there was a lower mix of the more profitable U.S. retail business, as compared to the prior year.

Selling, general and administrative expenses decreased in the first quarter as compared to last year in both dollar terms and as a percentage of net sales. Promotional spending is down due to lower U.S. retail sales and the effect on volume based promotions. Advertising spending, while lower than last year, is still higher than historical levels as the Company continues its focus on brand recognition. The decreases in advertising and promotion were partially offset by increased accruals for employee benefits on improved earnings and continued information system spending to allow the Company's computer systems to cope with the change to the year 2000.

                               (7)



Interest expense for the quarter decreased by $.3 million as compared to last year. Interest expense for the first quarter of 1996 excludes $3.6 million of interest allocated to discontinued operations. The significant decrease in total interest, including discontinued operations, is primarily due to reduced borrowings as a result of the sale of Gilroy Foods and Gilroy Energy in 1996. Short-term borrowing rates in the first quarter of 1997 were slightly less than in the first quarter of 1996.

Other income in 1997 includes $2.0 million of income from the Gilroy Energy non-compete agreement, and 1996 other income includes a $1.4 million gain on the sale of a building.

The Company's effective tax rate for the first quarter of 1997 was 37% as compared to 36% in the first quarter of last year. The increase in the tax rate is primarily due to the favorable effect, recorded in 1996, of refunds of certain U.S. tax credits from prior years.

Income from unconsolidated operations increased to $1.7 million in the first quarter of 1997 from $.3 million in the comparable quarter of last year. The increase is due to improved earnings in our Mexican joint venture and earnings from our Signature Brands joint venture which was formed in the second quarter of 1996.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. The Company has expensed $259 of these costs in the first quarter of 1997. Under the restructuring plan the Company has closed the Brooklyn, New York packaging plant, converted from a direct sales force to a broker sales force for certain regions in the U.S., and sold the Minipack business. Subsequent to the first quarter of 1997, as a result of the restructuring plan, the Company sold Giza National Dehydration Company of Egypt. The Company plans to complete the restructuring program in 1997.

The components of the restructuring charge and remaining liability are as follows:
                                                       2/28/97
                                     Restructuring    Remaining
                                        Charge         Amount

Severance and personnel costs          $ 9,983         $ 1,232
Writedown of assets and businesses      44,562          20,759
Other exit costs                         3,550           1,317
                                       $58,095         $23,308

                               (8)



In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. At February 28, 1997, the remaining liability was $8,161, principally for realignment of some of our operations in the United Kingdom which will be completed in 1997.

Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities decreased from a cash inflow of $20.8 million at February 29, 1996 to a cash outflow of $3.1 million at February 28, 1997. This decrease is mainly driven by a slight increase in inventories in the first quarter of 1997 versus a larger decrease in inventories in the first quarter of 1996. This inventory impact is partially due to the effect of lower sales in the U.S. retail business in the first quarter of 1997.

Investing activities used cash of $15.0 million in the first quarter of 1997 versus $19.4 million in the comparable quarter of 1996. Capital expenditures are lower than last year as the Company focuses its efforts on more effective capital spending. Full year capital expenditures in 1997 are expected to be below the 1996 level. Acquisitions of businesses in 1997 are for the purchase of a line of dry seasoning mixes in Canada which will be marketed under the French's brand name. This acquisition will expand the Company's market areas in Canada.

Cash flows from financing activities include the purchase of 2 million shares of common stock under the Company's previously announced 10 million share buyback program. To date 4.5 million shares have been repurchased under this program.

The Company's ratio of debt to total capital was 54.3% as of February 28, 1997, down from 56.3% at February 29, 1996 but up from 47.1% at November 30, 1996. The improvement in the ratio from one year ago is the result of the sale of Gilroy Foods and Gilroy Energy and working capital improvement programs partially offset by the effect of the stock buyback program.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.



                               (9)




                     PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

          (a)  EXHIBITS
Item 601
Exhibit
Number

PART I  EXHIBITS

(11) Statement re: computation     Page 12 of this report on Form
     of per share earnings.        10-Q.

(27) Financial Data Schedule       Submitted in electronic format
                                   only.


PART II EXHIBIT

(10) Material Contracts.

   Consulting letter agreement     Pages 13 and 14 of this report
   between Registrant and          on form 10-Q.
   Charles P. McCormick, Jr.
   dated January 2, 1997.

          (b)  REPORTS ON FORM 8-K.     NONE.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              McCORMICK & COMPANY, INCORPORATED



Date: April 11, 1997              By: /s/ Robert J. Lawless
                                      Robert J. Lawless
                                      President & Chief Executive
                                      Officer



Date: April 11, 1997              By: /s/ Robert G. Davey
                                      Robert G. Davey
                                      Executive Vice President & Chief
                                      Financial Officer


                                 (10)





                             Exhibit Index

Item 601
Exhibit
Number                                  Reference or Page

(10) Material Contracts.

   Consulting letter agreement          Pages 13 and 14 of this report
   between Registrant and               on Form 10-Q.
   Charles P. McCormick, Jr.
   dated January 2, 1997.

(11) Statement re computation of        Page 12 of this report on
     per-share earnings.                Form 10-Q.

(27) Financial Data Schedule            Submitted in electronic format
                                        only.



































                                 (11)

McCormick and Company, Inc.                        Part I - Exhibit 11

(In Thousands Except Per Share Amounts)

Statement re Computation of Per-Share Earnings*


                                                 Three Months Ended
Computation for Statement of Income             2/28/97      2/29/96

Net Income                                      $15,215      $ 9,350

Reconciliation of Weighted Average
  Number of Shares Outstanding to
  Amount used in Primary Earnings
  Per Share Computation
    Weighted Average Number of Shares
      Outstanding                                77,239       81,255
    Add - Dilutive Effect of Outstanding
      Options (as Determined by the
      Application of the Treasury Stock
      Method) (1)                                   161          110

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares            77,400       81,365

      PRIMARY EARNINGS PER SHARE                  $0.20        $0.12


                                                 Three Months Ended
Computation for Statement of Income             2/28/97      2/29/96

Reconciliation of Weighted Average
  Number of Shares Outstanding to
  Amount used in Fully Diluted Earnings
  Per Share Computation
    Weighted Average Number of Shares
      Outstanding                                77,239       81,255
    Add - Dilutive Effect of Outstanding
      Options (as Determined by the
      Application of the Treasury Stock
      Method) (1)                                   161          111

  Weighted Average Number of Shares Outstanding
    As Adjusted for Equivalent Shares            77,400       81,366

      FULLY DILUTED EARNINGS PER SHARE            $0.20        $0.12


*See 1996 Annual Report, Note (1) of the Notes to Financial
Statements.


(1)  "This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%."
                                 (12)


                                                   Part II - Exhibit 10


                                   January 2, 1997


Mr. Charles P. McCormick, Jr.
6761 S.E. North Marina Way
Stuart, Florida  34996

Dear Buzz:

     This letter will confirm the terms of your new consulting arrangement with the Company. Under your existing arrangement, which is described in a letter dated February 14, 1996, you have provided services to the Company as Chief Executive Officer as well as Chairman of the Board. You have expressed a desire to limit your role to providing services as Chairman of the Board effective January 1, 1997.

     In your role as Chairman, you have agreed to provide your counsel, guidance and expertise regarding the affairs of the Company as from time to time may be requested by the Board of Directors and/or the President of the Company. To that end, it is anticipated that such consultative services will require that you devote approximately 8 - 10 days per month to the affairs of the Company. You have agreed to continue to provide such services as Chairman until such time as the Board of Directors has determined that an orderly transition of that position and its attendant duties can be effectuated.

     In consideration of your agreement to render such services, you will receive a monthly stipend of Thirteen Thousand Seven Hundred Twenty-Five Dollars ($13,725), payable on or about the fifteenth day of each month, together with such additional cash payments as may be deemed appropriate by the Compensation Committee of the Board of Directors consistent with the performance of the Company. In addition, the Company will reimburse you for reasonable and customary expenses incurred by you in providing such services, including, but not necessarily limited to, travel expenses, meals, lodging, and business related entertainment.

     If the foregoing correctly expresses our understanding, please sign a copy of this letter in the space provided below and return it to me.

                         Very truly yours,

                         McCORMICK & COMPANY, INCORPORATED



                        By: /s/Robert J. Lawless
                            Robert J. Lawless
                            President, Chief Executive Officer
                            and Chief Operating Officer

                                 (13)




                        By: /s/Karen D. Weatherholtz
                            Karen D. Weatherholtz
                            Vice President - Human Relations
                            Secretary - Compensation Committee


AGREED AND ACCEPTED THIS

15th day of March, 1997.


By: /s/Charles P. McCormick, Jr.
    Charles P. McCormick, Jr.









































                                 (14)