Form 10-K/A
period 1996-11-30
MCCORMICK & CO INC
filed 1997-05-28
CIK 63754

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K  [     ]

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