Form 10-Q
period 1997-05-31
MCCORMICK & CO INC
filed 1997-07-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     May 31, 1997     Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                        Shares Outstanding
                                           June 30, 1997

     Common Stock                            10,540,379

     Common Stock Non-Voting                 64,674,882

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                               May 31, 1997




                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Income Statement                    2


       Condensed Consolidated Balance Sheet                       3


       Condensed Consolidated Statement of Cash Flows             4


       Notes to Condensed Consolidated Financial Statements       5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  7


Part II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders    11

  Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                        12


Exhibit Index                                                     13

                   McCORMICK & COMPANY, INCORPORATED
          CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                (In Thousands Except Per Share Amounts)


                              Three Months Ended     Six Months Ended
                                    May 31,               May 31,
                                1997      1996        1997       1996

Net sales                   $413,720  $393,828    $821,122   $789,627
  Cost of goods sold         279,257   273,333     549,942    535,840

Gross profit                 134,463   120,495     271,180    253,787
  Selling, general and
   administrative expense    105,690    98,563     213,695    209,391
  Restructuring charges          127         -         386          -

Operating income              28,646    21,932      57,099     44,396
  Interest expense             9,183     7,952      17,684     16,725
  Other (inc.) expense-net    (1,782)      818      (3,310)      (368)

Income from consolidated
 continuing operations
 before income taxes          21,245    13,162      42,725     28,039
  Income taxes                 7,860     4,695      15,808     10,056

Net income from consolidated
 continuing operations        13,385     8,467      26,917     17,983
  Income from unconsolidated
   operations                  1,426       929       3,109      1,225
Net income from continuing
 operations                   14,811     9,396      30,026     19,208
  Income from discontinued
   operations, net of
   income taxes                    -     1,599           -      1,137

Net income                  $ 14,811  $ 10,995    $ 30,026   $ 20,345

Earnings per common share:
 Continuing operations         $0.20     $0.12       $0.39      $0.24
 Discontinued operations           -      0.02           -       0.01

Earnings per common share      $0.20     $0.14       $0.39      $0.25

Average shares outstanding    75,761    81,305      76,536     81,275

Cash dividends declared per
 common share                  $0.15     $0.14       $0.30      $0.28


       See notes to condensed consolidated financial statements.


                                  (2)


                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                            May 31,    May 31,    Nov. 30,
                                             1997       1996        1996
                                         (unaudited) (unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 10,955   $ 20,787   $ 22,418
     Accounts receivable - net              180,929    185,330    217,495
     Inventories
        Raw materials and supplies          116,869    139,261    188,936
        Finished products and work-in
          process                           136,574    214,005     56,153
                                            253,443    353,266    245,089
     Other current assets                    48,348     51,590     49,410

        Total current assets                493,675    610,973    534,412

  Property - net                            388,356    528,434    400,394
  Goodwill - net                            160,536    175,500    165,066
  Prepaid allowances                        146,033    167,618    149,200
  Other assets                               80,675     68,688     77,537

        Total assets                     $1,269,275 $1,551,213 $1,326,609

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $178,122   $281,247   $ 98,450
     Current portion of long-term debt        9,902     13,101     10,477
     Trade accounts payable                 128,978    134,082    153,584
     Other accrued liabilities              206,462    165,025    236,791

        Total current liabilities           523,464    593,455    499,302

  Long-term debt                            277,818    337,805    291,194
  Deferred income taxes                       4,230     19,428      4,937
  Other long-term liabilities                81,454     92,150     81,133
        Total liabilities                   886,966  1,042,838    876,566

  Shareholders' Equity
     Common stock                            45,580     49,843     48,541
     Common stock non-voting                113,706    116,302    112,489
     Retained earnings                      254,254    378,354    313,847
     Foreign currency translation adj.      (31,231)   (36,124)   (24,834)

        Total shareholders' equity          382,309    508,375    450,043

        Total liabilities and
           shareholders' equity          $1,269,275 $1,551,213 $1,326,609


         See notes to condensed consolidated financial statements.


                                  (3)


                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                         Six Months Ended
                                                         May 31,    May 31,
                                                          1997       1996

Cash flows from operating activities
 Net income                                             $ 30,026   $ 20,345
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Non cash charges and credits
   Depreciation and amortization                          24,570     33,007
   Income from unconsolidated operations                  (3,109)    (1,225)
   Other                                                   1,552     (1,362)
  Changes in selected working capital items
   Accounts receivable                                    32,329     36,020
   Inventories                                           (12,874)    24,075
   Prepaid allowances                                      3,118      5,243
   Accounts payable, trade                               (21,915)   (11,053)
  Other assets and liabilities                           (16,212)   (29,616)
Net cash provided by operating activities                 37,485     75,434

Cash flows from investing activities
 Capital expenditures                                    (27,011)   (40,144)
 Acquisitions of businesses                               (3,315)         -
 Proceeds from sale of assets                              2,784     15,074
 Other investments                                        (2,505)    (1,089)
 Currency hedging contracts                                 (300)         -
Net cash used in investing activities                    (30,347)   (26,159)

Cash flows from financing activities
 Short-term borrowings, net                               81,124     (3,615)
 Long-term debt borrowings                                     -      2,242
 Long-term debt repayments                                (8,662)   (13,176)
 Common stock issued                                       3,757      7,904
 Common stock acquired by purchase                       (72,080)    (9,586)
 Dividends paid                                          (23,041)   (22,768)
Net cash used in financing activities                    (18,902)   (38,999)

Effect of exchange rate changes on cash and
 cash equivalents                                            301     (1,954)

Increase (decrease) in cash and cash equivalents         (11,463)     8,322
Cash and cash equivalents at beginning of period          22,418     12,465

Cash and cash equivalents at end of period              $ 10,955   $ 20,787


          See notes to condensed consolidated financial statements.



                                  (4)

                McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Amounts In Thousands Except As Otherwise Noted)
                           (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods. Results for 1996 have been reclassified to separately report the results of discontinued operations in the Condensed Consolidated Income Statement. Certain other reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

As of January 1, 1997, the Company's Mexican operations were measured using the U.S. dollar as the functional currency due to the highly inflationary nature of the Mexican economy.

The results of consolidated operations for the three and six month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first half of the fiscal year, and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. The Company has expensed $386 of these costs in the first half of 1997. Under the restructuring plan the Company has closed the Brooklyn, New York packaging plant, converted from a direct sales force to a broker sales force for certain regions in the U.S., exited from certain minor non-core product lines, closed its manufacturing facility in Switzerland and moved that production to its U.K. facility, sold the Minipack business, and sold Giza National Dehydration Company of Egypt.


                                  (5)

The components of the restructuring charge and remaining liability are as follows:
                                                       5/31/97
                                     Restructuring    Remaining
                                        Charge         Amount

Severance and personnel costs          $ 9,983         $   902
Writedown of assets and businesses      44,562           9,290
Other exit costs                         3,550           2,434
                                       $58,095         $12,626



In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. At May 31, 1997, the remaining liability was $6,139, principally for realignment of some of our operations in the United Kingdom.

The Company expects to have all restructuring programs completed in 1998.

Accounting and Disclosure Changes

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share." The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Statement will have no significant effect on the reported earnings per share for the Company.


Financial Instruments

During the second quarter of 1997, the Company entered into foreign currency hedge contracts. The Company sold Mexican pesos forward to cover its net investment in its Mexican subsidiary and affiliate. These contracts, which expire in November 1997, have a combined nominal amount of $28,357 at May 31, 1997.


















                                  (6)

                McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Amounts in Thousands Except as Otherwise Noted)

Overview

For the second quarter ended May 31, 1997 the Company reported net income of $14.8 million or $.20 per common share compared to net income of $11.0 million or $.14 per common share for the comparable period last year. For the six months ended May 31, 1997 the net income was $30.0 million or $.39 per common share compared to $20.3 million or $.25 per common share for the same period last year.

During the first quarter of 1997, the Company purchased a line of dry seasoning mixes in Canada which will be marketed under the French's (registered trademark) brand name. This acquisition will expand the Company's market areas in Canada. During the second quarter of 1997, the Company dissolved the McCormick & Wild joint venture and the business was split between the partners. Also, under the 1996 restructuring plan, the Company completed the sales of Giza National Dehydration Company of Egypt and Minipack Systems Limited of England, exited from certain non-core product lines, and closed its manufacturing facility in Switzerland and moved that production to its U.K. facility.

Results of Operations

Consolidated net sales increased 5.1% and 4.0% for the quarter and for the six month period ended May 31, 1997, respectively, as compared to the corresponding periods of 1996. For the quarter ended May 31, 1997 the effect of foreign currency exchange rate changes increased sales by less than 1% when compared to last year. This increase was offset by the net decrease in sales dollars resulting from business disposals, net of acquisitions (primarily sales transferred to the Signature joint venture and the disposals of Giza National Dehydration and Minipack). Unit volume increased 1.8% as compared to last year. The combined effects of price changes and changes in mix of products increased sales by 3.6%. There was improved performance in the U.S. industrial and food service businesses, the packaging business, the Europe group, and the Asia Pacific group. The U.S. retail business was flat compared to last year's quarter with volume decreases offset by favorable price changes and changes in mix.

For the six months ended May 31, 1997, the 4.0% increase in consolidated net sales was mainly driven by unit volume increases. An approximate 1.0% increase due to foreign exchange effects was offset by a 1.0% decrease due to the effect of business disposals, net of acquisitions. Net sales improved compared to last year in all operating groups except the U.S. retail business whose volume decrease was partially offset by favorable price changes and changes in mix.


                                  (7)

Operating income as a percentage of net sales increased from 5.6% to 6.9% for the quarter and increased from 5.6% to 7.0% for the six months as compared to last year.

Gross profit as a percentage of net sales increased from 30.6% to 32.5% for the quarter as compared to last year. Gross margin percentage improvements were led by the U.S. retail, industrial, and packaging businesses. The improvement in the Company's packaging business was partially due to a write-off of packaging inventory for obsolete products during the second quarter of 1996. For the six months ended May 31, 1997, gross profit as a percentage of net sales increased from 32.1% to 33.0%. Gross margin percentage improvements for the six months ended May 31, 1997 were again led by the U.S. retail, industrial, and packaging businesses. For both the quarter and six months ended May 31, 1997, gross profit improved as a result of the favorable impact of restructuring moves, and favorable product mix.

Selling, general, and administrative expenses as a percentage of sales increased slightly in the second quarter and decreased slightly in the six months ended May 31, 1997 as compared to last year's comparable periods. For the six months ended May 31, 1997, promotional spending is down due to lower U.S. retail sales and the effect on volume based promotions. Advertising spending, while lower than last year, is still higher than historical levels as the Company continues its focus on brand recognition. The decreases in advertising and promotion were partially offset by increases in earnings-based employee compensation costs.

Interest expense decreased $2.9 million and $6.7 million for the quarter and six months as compared to last year. Interest expense for the second quarter and six months of 1996 excludes $4.1 million and $7.7 million of interest allocated to discontinued operations. The significant decrease in total interest is primarily due to reduced borrowings as a result of the sale of Gilroy Foods and Gilroy Energy in 1996. Short term borrowing rates for the quarter and six months ended May 31, 1997 were slightly lower than the comparable periods last year.

Other income includes $2.0 million for the quarter and $4.0 million for the six months ended May 31, 1997 from the three year non-compete agreement with Calpine Corporation. The total income expected for fiscal 1997 for this agreement is $8.0 million. The other income for the six months ended May 31, 1996 includes a $1.4 million gain on the sale of a building.

The Company's effective tax rate for 1997 is 37% as compared to 36% in 1996. The increase in the tax rate is primarily due to the favorable effect, recorded in 1996, of refunds of certain U.S. tax credits from prior years.

Income from unconsolidated operations improved in the second quarter and six months ended May 31, 1997 mainly due to improved earnings in our Mexican joint venture and earnings from our Signature Brands joint venture which was formed in the second quarter of 1996.

                                  (8)
Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. The Company has expensed $386 of these costs in the first half of 1997. Under the restructuring plan the Company has closed the Brooklyn, New York packaging plant, converted from a direct sales force to a broker sales force for certain regions in the U.S., exited from certain minor non-core product lines, closed its manufacturing facility in Switzerland and moved that production to its U.K. facility, sold the Minipack business, and sold Giza National Dehydration Company of Egypt.

The components of the restructuring charge and remaining liability are as follows:
                                                       5/31/97
                                     Restructuring    Remaining
                                        Charge         Amount

Severance and personnel costs          $ 9,983         $   902
Writedown of assets and businesses      44,562           9,290
Other exit costs                         3,550           2,434
                                       $58,095         $12,626

In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. At May 31, 1997, the remaining liability was $6,139, principally for realignment of some of our operations in the United Kingdom.

The Company expects to have all restructuring programs completed in 1998.

Financial Condition

Cash flows from operating activities decreased from a cash inflow of $75.4 million at May 31, 1996 to a cash inflow of $37.5 million at May 31, 1997. This decrease is mainly driven by a change in inventory levels. In May 1996, the Gilroy Foods operation showed a $31.0 million decrease in inventory from year end 1995. This was a result of a thorough inventory review that was performed in 1996 on all operations, as well as the seasonality of the Gilroy Foods business. The increase in inventory since year end 1996 is due to the normal building of inventory to supply our busier second half of the year.

Investing activities used cash of $30.3 million in the first six months of 1997 versus $26.2 million in the comparable period last year. Capital expenditures are lower than last year as the Company focuses its efforts on completion of the restructuring programs and implementing only higher return projects. Full year capital expenditures in 1997 are expected to be below the 1996 level. The proceeds from sale of assets in 1996 include the sale of certain

                                  (9)

assets to the Signature Brands joint venture which is now operating the Cake Mate business, and also includes the sale of property no longer used in the business. The proceeds from sale of assets in 1997 include the sale of Giza National Dehydration and the proceeds received from the dissolution of the McCormick & Wild joint venture as well as the sale of property no longer used in the business. Acquisitions of businesses in 1997 are for the purchase of a line of dry seasoning mixes in Canada which will be marketed under the French's (registered trademark) brand name. This acquisition will expand the Company's market areas in Canada.

Cash flows from financing activities include the purchase of
2.9 million shares of common stock under the Company's previously announced 10 million share buyback program. To date 5.4 million shares have been repurchased under this program.

The Company's ratio of debt to total capital was 54.9% as of May 31, 1997, down from 55.4% at May 31, 1996, but up from 47.1% at November 30, 1996. The improvement in the ratio from one year ago is the result of the sale of Gilroy Foods and Gilroy Energy and working capital improvement programs partially offset by the effect of the stock buyback program. The change in the ratio since year end is due to the stock buyback program.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.























                                  (10)


                      PART II - OTHER INFORMATION


Item 4  Submission of matters to a vote of Security Holders

(a) The Company held its annual meeting of stockholders on March 19, 1997.

(b)     No response required.

(c)     1.   The following individuals were nominees for The Board of
             Directors. The number of votes for or withheld for each nominee is as follows: James J. Albrecht - for 10,751,910, withheld 61,267; James S. Cook - for 10,751,017, withheld
             62,160; Robert G. Davey - for 10,709,325, withheld 103,852;
             Freeman A. Hrabowski, III - for 10,750,715, withheld
             62,462; Robert J. Lawless - for 10,720,012, withheld
             93,165; Charles P. McCormick, Jr. - for 10,742,641, withheld 70,536; George V. McGowan - for 10,742,466, withheld 70,711; Carroll D. Nordhoff - for 10,737,299, withheld 75,878; Robert W. Schroeder - for 10,752,748, withheld 60,429; Richard W. Single, Sr. - for 10,743,324, withheld 69,853; William E. Stevens - for 10,753,410, withheld 59,767; Karen D. Weatherholtz - for 10,750,943, withheld 62,234.

        2. Approval of 1997 Employee Stock Purchase Plan. The number of votes for, against or abstaining is as follows: For 10,173,155; Against 115,932; Abstain 524,090.

        3. Approval of the 1997 Stock Option Plan. The number of votes for, against or abstaining is as follows: For
             10,099,755; Against 156,439, Abstain 556,983.

        4. The ratification of the appointment of Ernst & Young LLP as independent auditors. The number of votes for, against or abstaining is as follows: For 10,681,988; Against 28,125; Abstain 103,064.

(d)     No response required.

Item 6  Exhibits and Reports on Form 8-K

(a) Item 601 Exhibit No.:

   (11) Statement regarding            Page 14 of this report on
        computation of per share       Form 10-Q.
        earnings.

   (27) Financial Data Schedule        Submitted in electronic
                                       format only.

(b)     Reports on Form 8-K.           None



                                  (11)


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                McCORMICK & COMPANY, INCORPORATED



Date: July 14, 1997              By: /s/ Carroll D. Nordhoff
                                             Carroll D. Nordhoff
                                     Executive Vice President




Date: July 14, 1997              By: /s/ J. Allan Anderson
                                             J. Allan Anderson
                                        Vice President & Controller
































                                  (12)


                            Exhibit Index


Item 601
Exhibit
Number                                  Reference or Page

(11) Statement re computation of        Page 14 of this report on
     per-share earnings.                Form 10-Q.

(27) Financial Data Schedule            Submitted in electronic format
                                        only.











































                                  (13)
McCormick and Company, Inc.                            Part I - Exhibit 11

(In Thousands Except Per Share Amounts)

Statement re Computation of Per-Share Earnings*

                                             Three             Six
                                         Months Ended      Months Ended
Computation for Statement of Income    5/31/97  5/31/96  5/31/97  5/31/96

Net Income                             $14,811  $10,995  $30,026  $20,345

Reconciliation of Weighted Average
  Number of Shares Outstanding to
  Amount used in Primary Earnings
  Per Share Computation
    Weighted Average Number of Shares
      Outstanding                       75,761   81,305   76,536   81,275
    Add - Dilutive Effect of
      Outstanding Options (as
      Determined by the Application of
      the Treasury Stock Method) (1)       188       18      175       64

  Weighted Average Number of Shares
    Outstanding As Adjusted for
    Equivalent Shares                   75,949   81,323   76,711   81,339

      PRIMARY EARNINGS PER SHARE         $0.20    $0.14    $0.39    $0.25

                                             Three              Six
                                          Months Ended      Months Ended
Computation for Statement of Income     5/31/97  5/31/96  5/31/97  5/31/96

Net Income                              $14,811  $10,995  $30,026  $20,345

Reconciliation of Weighted Average
  Number of Shares Outstanding to
  Amount used in Fully Diluted Earnings
  Per Share Computation
    Weighted Average Number of Shares
      Outstanding                        75,761   81,305   76,536   81,275
    Add - Dilutive Effect of
      Outstanding Options (as
      Determined by the Application of
      the Treasury Stock Method) (1)        296       57      229       84

  Weighted Average Number of Shares
    Outstanding As Adjusted for
    Equivalent Shares                    76,057   81,362   76,765   81,359

      FULLY DILUTED EARNINGS PER SHARE    $0.19    $0.14    $0.39    $0.25

*See 1996 Annual Report, Note (1) of the Notes to Financial Statements.

(1) "This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%."

                                  (14)