Form 10-Q
period 1997-08-31
MCCORMICK & CO INC
filed 1997-10-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   August 31, 1997    Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                        Shares Outstanding
                                        September 30, 1997

     Common Stock                            10,471,705

     Common Stock Non-Voting                 64,120,991

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                              August 31, 1997




                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Income Statement                     2


       Condensed Consolidated Balance Sheet                        3


       Condensed Consolidated Statement of Cash Flows              4


       Notes to Condensed Consolidated Financial Statements        5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   8


Part II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                       13


SIGNATURES                                                        14


Exhibit Index                                                     15

                       McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                   (In Thousands Except Per Share Amounts)


                                   Three Months Ended    Nine Months Ended
                                       August 31,            August 31,
                                     1997      1996        1997       1996

Net sales                        $422,870  $405,451  $1,243,992  $1,195,078
  Cost of goods sold              284,326   269,115     834,268     804,955

Gross profit                      138,544   136,336     409,724     390,123
  Selling, general and
   administrative expense         106,181   103,184     319,876     312,575
  Restructuring charge (credit)    (3,726)   57,538      (3,340)     57,538

Operating income (loss)            36,089   (24,386)     93,188      20,010
  Interest expense                  9,367     8,082      27,051      24,807
  Other (inc.) expense-net         (1,090)      524      (4,400)        156

Income (loss) from consolidated
 continuing operations
 before income taxes               27,812   (32,992)     70,537      (4,953)
  Income taxes (benefits)          10,930    (9,871)     26,738         185

Net income (loss) from consoli-
 dated continuing operations       16,882   (23,121)     43,799      (5,138)
  Income from unconsolidated
   operations                       2,317     1,557       5,426       2,782
Net income (loss) from
 continuing operations             19,199   (21,564)     49,225      (2,356)
  Income from discontinued
   operations, net of
   income taxes                     1,013     5,112       1,013       6,249
Net income (loss) before
 extraordinary item                20,212   (16,452)     50,238       3,893
Extraordinary loss from early
 extinguishment of debt, net
 of income tax benefit                  -    (7,806)          -      (7,806)

Net income (loss)                $ 20,212  $(24,258) $   50,238   $  (3,913)

Earnings (loss) per common share:
 Continuing operations              $0.26    $(0.26)      $0.65      $(0.03)
 Discontinued operations             0.01      0.06        0.01        0.08
 Extraordinary loss from early
  extinguishment of debt                -     (0.10)          -       (0.10)

Earnings (loss) per common share    $0.27    $(0.30)      $0.66      $(0.05)

Average shares outstanding         75,117    80,982      76,079      81,164

Cash dividends declared per
 common share                       $0.15     $0.14       $0.45       $0.42


          See notes to condensed consolidated financial statements.

                                     (2)

                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                           Aug. 31,   Aug. 31,    Nov. 30,
                                             1997       1996        1996
                                         (unaudited) (unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 10,588   $ 36,746   $ 22,418
     Accounts receivable - net              189,570    194,927    217,495
     Inventories
        Raw materials and supplies          124,282    125,969    188,936
        Finished products and work-in
          process                           137,881    138,737     56,153
                                            262,163    264,706    245,089
     Other current assets                    47,144     44,148     49,410

        Total current assets                509,465    540,527    534,412

  Property - net                            383,889    400,322    400,394
  Goodwill - net                            156,871    160,238    165,066
  Prepaid allowances                        140,321    163,115    149,200
  Other assets                               85,118     76,158     77,537

        Total assets                     $1,275,664 $1,340,360 $1,326,609

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $215,112   $147,544   $ 98,450
     Current portion of long-term debt        9,088      9,966     10,477
     Trade accounts payable                 127,055    127,534    153,584
     Other accrued liabilities              188,531    221,834    236,791

        Total current liabilities           539,786    506,878    499,302

  Long-term debt                            275,780    289,664    291,194
  Deferred income taxes                       4,167      1,755      4,937
  Other long-term liabilities                81,806     77,955     81,133
        Total liabilities                   901,539    876,252    876,566

  Shareholders' Equity
     Common stock                            45,331     49,320     48,541
     Common stock non-voting                115,275    115,844    112,489
     Retained earnings                      246,163    332,342    313,847
     Foreign currency translation adj.      (32,644)   (33,398)   (24,834)

        Total shareholders' equity          374,125    464,108    450,043

        Total liabilities and
           shareholders' equity          $1,275,664 $1,340,360 $1,326,609


         See notes to condensed consolidated financial statements.


                                     (3)

                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                         Nine Months Ended
                                                        Aug. 31,   Aug. 31,
                                                          1997       1996

Cash flows from operating activities
 Net income (loss)                                      $ 50,238   $ (3,913)
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Non cash charges and credits
   Depreciation and amortization                          37,430     48,113
   Restructuring charges (credits)                        (3,340)    57,538
   Income from unconsolidated operations                  (5,426)    (2,782)
   Extraordinary loss                                          -      7,806
   Other                                                    (374)    (2,684)
  Changes in selected working capital items
   Accounts receivable                                    22,380     13,540
   Inventories                                           (24,962)    (1,596)
   Prepaid allowances                                      8,806      9,746
   Accounts payable, trade                               (23,055)     1,418
  Other assets and liabilities                           (24,630)   (41,159)
Net cash provided by operating activities                 37,067     86,027

Cash flows from investing activities
 Capital expenditures                                    (36,890)   (61,970)
 Acquisitions of businesses                               (3,315)         -
 Proceeds from sale of discontinued operations                 -    248,766
 Proceeds from sale of assets                              2,576     15,207
 Other investments                                        (3,080)      (282)
 Currency hedging contracts                                 (300)         -
Net cash provided by (used in) investing activities      (41,009)   201,721

Cash flows from financing activities
 Short-term borrowings, net                              118,969   (137,497)
 Long-term debt borrowings                                     -      4,130
 Long-term debt repayments                               (10,892)   (81,479)
 Common stock issued                                       6,349      7,871
 Common stock acquired by purchase                       (90,367)   (20,927)
 Dividends paid                                          (34,329)   (34,128)
Net cash used in financing activities                    (10,270)  (262,030)

Effect of exchange rate changes on cash and
 cash equivalents                                          2,382     (1,437)

Increase (decrease) in cash and cash equivalents         (11,830)    24,281
Cash and cash equivalents at beginning of period          22,418     12,465

Cash and cash equivalents at end of period              $ 10,588   $ 36,746


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

The results of consolidated operations for the three and nine month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first half of the fiscal year, and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. The Company has expensed $419 of these costs in the first nine months of 1997. Under the restructuring plan the Company has closed the Brooklyn, New York packaging plant, converted from a direct sales force to a broker sales force for certain regions in the U.S., exited from certain minor non-core product lines, closed its manufacturing facility in Switzerland and moved that production to its U.K. facility, sold the Minipack business, and sold Giza National Dehydration Company of Egypt. In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. Except for the realignment of some of our operations in the United Kingdom, this restructuring plan is complete.


                                     (5)
In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans are completed or near completion and have resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated. As a result of these developments, a credit of $9,493 was included in the caption Restructuring Charge (Credit) in the Condensed Consolidated Income Statement. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant. These actions resulted in a $5,734 charge to the Restructuring Charge (Credit) caption in the Condensed Consolidated Income Statement. Charges related to these initiatives include severance and personnel costs of $2,516 and a $3,218 writedown of assets to net realizable value and will require net cash outflows of approximately $3,365. The credit for the restructuring reevaluation and the charge for the new initiatives resulted in a pre-tax restructuring credit of $3,759 ($2,281 after tax) in the quarter and nine months ended August 31, 1997.

The restructuring liability remaining at August 31, 1997 was $5,091 for severance and personnel, $1,971 for disposal of assets and $1,344 for other exit costs.

The Company expects to have all restructuring programs completed in 1998.

Discontinued Operations

On August 29, 1996, the Company sold substantially all the assets of Gilroy Foods, Incorporated (GFI) and Gilroy Energy Company, Inc.
(GEC). Based on the settlement of terms related to assumptions used to estimate the gain or loss from the disposals of GFI and GEC, a credit of $1,660 ($1,013 after tax) was included in the caption Income From Discontinued Operations, Net of Income Taxes in the Condensed Consolidated Income Statement for the quarter and nine months ended August 31, 1997.

Accounting and Disclosure Changes

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share." The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Statement will have no significant effect on the reported earnings per share for the Company.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments


                                     (6)
and related disclosures about its products, services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

Financial Instruments

During the second quarter of 1997, the Company entered into foreign currency hedge contracts. The Company sold Mexican pesos forward to cover its net investment in its Mexican subsidiary and affiliate. These contracts, which expire in November 1997, have a combined nominal amount of $28,727 at August 31, 1997.









































                                     (7)

                McCORMICK & COMPANY, INCORPORATED
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Amounts in Thousands Except as Otherwise Noted)


Overview

For the third quarter ended August 31, 1997 the Company reported net income of $20.2 million or $.27 per common share compared to a net loss of $24.3 million or $(.30) per common share for the comparable period last year. For the nine months ended August 31, 1997, net income was $50.2 million or $.66 per common share compared to a net loss of $3.9 million or $(.05) per common share for the same period last year. During the third quarter of 1997, the Company recorded adjustments relating to a favorable revaluation of reserves for restructuring programs and discontinued operations and unfavorable adjustments at its Venezuelan operation, principally related to the correction of a prior period currency translation error. During the third quarter of 1996, the Company recorded a business restructuring, completed the sale of Gilroy Foods and Gilroy Energy, and recorded a loss on prepayment of debt associated with Gilroy Energy. Excluding these items (as well as operating results of discontinued operations), net income for the third quarter and nine months ended August 31, 1997 was $19.9 million and $50.1 million or $.27 and $.66 per share, respectively, as compared to $17.7 million and $36.9 million or $.23 and $.46 per share, respectively, for the same period last year.

During the first quarter of 1997, the Company purchased a line of dry seasoning mixes in Canada which will be marketed under the French's (registered trademark) brand name. This acquisition will expand the Company's market areas in Canada. During the second quarter of 1997, the Company dissolved the McCormick & Wild joint venture and the business was split between the partners. Under the 1996 restructuring plan, the Company completed the sales of Giza National Dehydration Company of Egypt and Minipack Systems Limited of England, exited from certain non-core product lines, and closed its manufacturing facility in Switzerland and moved that production to its U.K. facility during 1997.

Results of Operations

Consolidated net sales increased 4.3% and 4.1% for the quarter and for the nine month period ended August 31, 1997, respectively, as compared to the corresponding periods of 1996. For the quarter ended August 31, 1997, the increase in consolidated net sales was mainly driven by unit volume increases. The effect of foreign currency exchange rate changes increased sales by less than 1% when compared to last year. There was improved performance in the U.S. industrial and food service businesses, the packaging business and the Asia Pacific group. The U.S. retail business decreased compared to the same quarter of last year with volume decreases partially offset by the combined favorable effect of price and mix changes.

                                     (8)
For the nine months ended August 31, 1997, the 4.1% increase in consolidated net sales was mainly driven by unit volume increases and the combined favorable effect of price and mix changes. An increase to consolidated net sales of less than 1% due to foreign exchange rate changes was offset by a decrease due to the effect of business disposals, net of acquisitions. Net sales improved compared to last year in all operating groups except the U.S. retail business whose volume decrease was partially offset by the combined favorable effect of price and mix changes. While underlying sales patterns in the grocery store channel have recently shown some improvement, in part due to the Company's category management and marketing initiatives, the Company does not anticipate fully recovering in the fourth quarter the net sales shortfall realized in the first nine months of 1997.

Operating income as a percentage of net sales, excluding restructuring, decreased from 8.2% to 7.7% for the quarter and increased from 6.5% to 7.2% for the nine months as compared to last year. Excluding the impact of adjustments, at the Company's Venezuelan operation, principally related to a prior period currency translation error, operating profit as a percentage of net sales was 8.5% for the quarter and 7.5% for the nine months ended August 31, 1997.

Gross profit as a percentage of net sales decreased from 33.6% to 32.8% for the quarter as compared to last year. The decrease is due to adjustments at the Company's Venezuelan operations, principally related to a prior period currency translation error. For the nine months ended August 31, 1997, gross profit as a percentage of net sales increased from 32.6% to 32.9%. Gross margin percentage improvements for the nine months ended August 31, 1997 were led by the U.S. retail, industrial, and packaging businesses. The improvement in the Company's packaging business was partially due to a write-off of packaging inventory for obsolete products in the second quarter of 1996.

Selling, general, and administrative expenses as a percentage of sales decreased slightly in the third quarter and nine months ended August 31, 1997 as compared to last year's comparable periods. For the three months ended August 31, 1997, the decrease is composed of a receivable write-off due to a customer bankruptcy recorded in the third quarter of 1996, offset by increases in earnings-based employee compensation costs. For the nine months ended August 31, 1997, promotional spending is down due to lower U.S. retail sales and the effect on volume based promotions. Advertising spending, while lower than last year, is still higher than historical levels as the Company continues its focus on brand recognition. The decreases in advertising and promotion were partially offset by increases in earnings-based employee compensation costs.

Interest expense decreased $2.2 million and $8.9 million for the quarter and nine months as compared to last year. Interest expense for the third quarter and nine months of 1996 excludes $3.5 million and $11.2 million of interest allocated to discontinued operations.

                                     (9)
The significant decrease in total interest is primarily due to reduced borrowings as a result of the sale of Gilroy Foods and Gilroy Energy in 1996. Short term borrowing rates increased slightly for the third quarter and remained flat for the nine months ended August 31, 1997 as compared to last year's comparable periods.

Other income includes $2.0 million for the quarter and $6.0 million for the nine months ended August 31, 1997 from the three year non-compete agreement with Calpine Corporation, entered into as part of the sale of Gilroy Energy. The total income expected in fiscal 1997 for this agreement is $8.0 million. The other income for the nine months ended August 31, 1996 includes a $1.4 million gain on the sale of a building.

The Company's effective tax rates for the quarter and nine months ended August 31, 1997 are 39.3% and 37.9%, respectively, as compared to 29.9% and 3.7% for the comparable periods in 1996. The increase in tax rate is primarily due to the nondeductibility of a prior period currency translation error at the Company's Venezuelan operation and the favorable effect of certain restructuring charges in 1996.

Income from unconsolidated operations improved in the third quarter and nine months ended August 31, 1997 mainly due to improved earnings in our Mexican joint venture.

Due to cyclical events in the worldwide commodity markets, the price of black pepper has risen dramatically. Through the third quarter ended August 31, 1997, the Company has not experienced a materially adverse impact on earnings. While the future movement of commodity prices is uncertain, a variety of programs, including strategic global procurement and customer price adjustments, are expected to help the Company recoup escalating black pepper prices.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. The Company has expensed $419 of these costs in the first nine months of 1997. Under the restructuring plan the Company has closed the Brooklyn, New York packaging plant, converted from a direct sales force to a broker sales force for certain regions in the U.S., exited from certain minor non-core product lines, closed its manufacturing facility in Switzerland and moved that production to its U.K. facility, sold the Minipack business, and sold Giza National Dehydration Company of Egypt. In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. Except for the realignment of some of our operations in the United Kingdom, this restructuring plan is complete.


                                    (10)
In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans are completed or near completion and have resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated. As a result of these developments, a credit of $9,493 was included in the caption Restructuring Charge (Credit) in the Condensed Consolidated Income Statement. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant. These actions resulted in a $5,734 charge to the Restructuring Charge (Credit) caption in the Condensed Consolidated Income Statement. Charges related to these initiatives include severance and personnel costs of $2,516 and a $3,218 writedown of assets to net realizable value and will require net cash outflows of approximately $3,365. The credit for the restructuring reevaluation and the charge for the new initiatives resulted in a pre-tax restructuring credit of $3,759 ($2,281 after tax) in the quarter and nine months ended August 31, 1997.

The restructuring liability remaining at August 31, 1997 was $5,091 for severance and personnel, $1,971 for disposal of assets and $1,344 for other exit costs.

The Company expects to have all restructuring programs completed in 1998.

Financial Condition

Cash flows from operating activities decreased from a cash inflow of $86.0 million at August 31, 1996 to a cash inflow of $37.1 million at August 31, 1997. This decrease is partially due to a change in inventory levels. During the period the Company owned Gilroy Foods in 1996, a $22.3 million decrease in inventory from year end 1995 was realized in that operation. This was a result of a thorough inventory review that was performed in 1996 on all operations, as well as the seasonality of the Gilroy Foods business. The increase in inventory since year end 1996 is due to the normal building of inventory to supply our busier second half of the year.

Investing activities used cash of $41.0 million in the first nine months of 1997 versus cash generation of $201.7 million in the comparable period last year. The significant change is principally due to cash proceeds received on the sale of Gilroy Foods and Gilroy Energy in 1996. Capital expenditures are lower than last year as the Company focuses its efforts on completion of the restructuring programs and implementing only higher return projects. Full year capital expenditures in 1997 are expected to be below the 1996 level. The proceeds from sale of assets in 1996 include the sale of certain assets to the Signature Brands joint venture which is now operating the Cake Mate business, and also includes the sale of property no longer used in the business. The proceeds from sale of assets in 1997 include the sale of Giza

                                    (11)
National Dehydration and the proceeds received from the dissolution of the McCormick & Wild joint venture as well as the sale of property no longer used in the business. Acquisitions of businesses in 1997 are for the purchase of a line of dry seasoning mixes in Canada which will be marketed under the French's (registered trademark) brand name. This acquisition will expand the Company's market areas in Canada.

Cash flows used in financing activities include the purchase of
3.7 million shares of common stock under the Company's previously announced 10 million share buyback program. To date 6.2 million shares have been repurchased under this program.

The Company's ratio of debt to total capital was 57.2% as of August 31, 1997, up from 49.1% at August 31, 1996 and 47.1% at
November 30, 1996. The change in the ratio for both periods is due to the stock buyback program.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

Forward-Looking Information

Certain statements contained in this report, including expected trends in net sales performance, cost recovery programs and capital expenditures, are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Because forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results, operating results could be materially affected by external factors such as: actions of competitors, customer relationships, fluctuations in the cost and availability of supply chain resources and foreign economic conditions, including currency rate fluctuations.






















                                    (12)
                   PART II - OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

(a) Item 601 Exhibit No.:

     (11) Statement regarding       Page 16 of this report on
          computation of per        Form 10-Q.
          share earnings.

     (27) Financial Data Schedule   Submitted in electronic
                                    format only.

(b)  Reports on Form 8-K.           None








































                                    (13)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date: October 14, 1997        By: /s/ Robert G. Davey
                                          Robert G. Davey
                                      Executive Vice President &
                                        Chief Financial Officer



Date: October 14, 1997        By: /s/ J. Allan Anderson
                                          J. Allan Anderson
                                     Vice President & Controller

































10Q9mos.mz                          (14)

                             Exhibit Index


Item 601
Exhibit
Number                                  Reference or Page

(11) Statement re computation of        Page 16 of this report on
     per-share earnings.                Form 10-Q.

(27) Financial Data Schedule            Submitted in electronic format
                                        only.













































                                    (15)
McCormick and Company, Inc.                            Part I - Exhibit 11

(In Thousands Except Per Share Amounts)

Statement re Computation of Per-Share Earnings*

                                             Three             Nine
                                         Months Ended      Months Ended
Computation for Statement of Income    8/31/97 8/31/96   8/31/97  8/31/96

Net Income                             $20,212 $(24,258) $50,238  $(3,913)

Reconciliation of Weighted Average
  Number of Shares Outstanding to
  Amount used in Primary Earnings
  Per Share Computation
    Weighted Average Number of Shares
      Outstanding                       75,117   80,982   76,079   81,164
    Add - Dilutive Effect of
      Outstanding Options (as
      Determined by the Application of
      the Treasury Stock Method) (1)       218       12      189       47

  Weighted Average Number of Shares
    Outstanding As Adjusted for
    Equivalent Shares                   75,335   80,994   76,268   81,211

      PRIMARY EARNINGS PER SHARE         $ .27    $(.30)   $ .66    $(.05)

                                             Three             Nine
                                         Months Ended      Months Ended
Computation for Statement of Income    8/31/97 8/31/96   8/31/97  8/31/96

Net Income                             $20,212 $(24,258) $50,238  $(3,913)

Reconciliation of Weighted Average
  Number of Shares Outstanding to
  Amount used in Fully Diluted Earnings
  Per Share Computation
    Weighted Average Number of Shares
      Outstanding                       75,117   80,982   76,079   81,164
    Add - Dilutive Effect of
      Outstanding Options (as
      Determined by the Application of
      the Treasury Stock Method) (1)       218       12      225       60

  Weighted Average Number of Shares
    Outstanding As Adjusted for
    Equivalent Shares                   75,335   80,994   76,304   81,224

      FULLY DILUTED EARNINGS PER SHARE   $ .27    $(.30)   $ .66    $(.05)

*See 1996 Annual Report, Note (1) of the Notes to Financial Statements.

(1) "This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%."


                                    (16)