Form 10-K
period 1997-11-30
MCCORMICK & CO INC
filed 1998-02-24
CIK 63754

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1997       Commission file number 0-748

                         McCORMICK & COMPANY, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    Maryland                          52-0408290
           (State of incorporation)      (I.R.S. Employer Identification No.)

               18 Loveton Circle
               Sparks, Maryland                               21152
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, No Par Value         Common Stock Non-Voting, No Par Value
            (Title of Class)                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K     /X/

The aggregate market value of the voting stock held by non-affiliates of the
registrant    .  .  .  .  .  .  .  . .  .$204,420,144

The aggregate market value of the non-voting stock held by non-affiliates of the registrant . . . . . . . . .$1,847,529,347

The aggregate market value indicated above was calculated as follows:

The number of shares of voting stock and non-voting stock held by non-affiliates of the registrant as of January 30, 1998 was 7,003,688 and 63,298,650 respectively. This number excludes shares held by the McCormick Profit Sharing Plan and PAYSOP and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 30, 1998, $29.1875.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



      Class                    NUMBER OF SHARES OUTSTANDING       Date

Common Stock                              10,063,999             1/30/98
Common Stock Non-Voting                   63,594,106             1/30/98


                       DOCUMENTS INCORPORATED BY REFERENCE



        Document                                                        Part of 10-K into which incorporated

Registrant's 1997 Annual Report to Stockholders  .  .  .  .  .  .  .  .  .  .  . Part I, Part II, Part IV
Registrant's Proxy Statement dated 2/18/98 .  .  .  .  .  .  .  .  .  .  .  .  . Part III, Part IV


                                      PART I

    As used herein, the "Registrant" means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

Item 1. Business

    The Registrant, a diversified specialty food company, is principally engaged in the manufacture of spices, seasonings, flavors and other specialty food products and sells such products to the consumer food market, the foodservice market and to industrial food processors throughout the world. The Registrant also, through subsidiary corporations, manufactures and markets plastic packaging products for food, personal care and other industries.

    The Registrant's Annual Report to Stockholders for 1997, which is enclosed as Exhibit 13, contains a description of the general development, during the last fiscal year, of the business of the Registrant, which was formed in 1915 under Maryland law as the successor to a business established in 1889. Pages 6 through 11 and 35 through 41 of that Report are incorporated by reference. Unless otherwise indicated, all references to amounts in this Report or in the Registrant's Annual Report to Stockholders for 1997 are amounts from continuing operations. The Registrant's net sales increased 4.0% in 1997 to $1,800,966,000.

    The Registrant operates in two business segments, Food Products and Packaging Products, and has disclosed in Note 11 of the Notes to Consolidated Financial Statements on pages 29 and 30 of its Annual Report to Stockholders for 1997, which Note is incorporated by reference, the financial information about the business segments required by this Item.

    The Registrant's Annual Report to Stockholders for 1997 sets forth a description of the business conducted by the Registrant on pages 6 through
11. Those pages of the Registrant's Annual Report are incorporated by reference.

    The Registrant implemented restructuring plans in 1994 and 1996 which were intended to increase focus on core businesses and improve its cost structure. A description of the actions taken under these plans is set forth in the Registrant's Annual Report to Stockholders for 1997 in Note 10 of the Notes to Consolidated Financial Statements on page 28, which Note is incorporated by reference. In the third quarter of 1997, the Registrant
reevaluated its restructuring plans.   Most of the actions required by these
plans have been completed or are near completion and have resulted in losses less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business was not consummated. As a result of these developments, the Registrant recognized a restructuring credit of $9,493,000. Concurrent with the reevaluation of restructuring plans, the Registrant initiated plans to streamline the overseas food brokerage and distribution business and to close the Freehold, New Jersey packaging plant. These actions resulted in a $5,734,000 restructuring charge. The credit for the restructuring reevaluation, the charge for the new initiatives and charges directly related to the restructuring plan which could not be accrued in 1996 resulted in a net restructuring credit of $3,227,000 ($2,033,000 after tax) in 1997.

    In August 1996, the Registrant sold substantially all of the assets of Gilroy Foods, Incorporated to ConAgra, Inc. and the assets of Gilroy Energy Company, Inc. to an affiliate of Calpine Corporation. The Registrant's Annual Report to Stockholders for 1997 sets forth a description of the sale of Gilroy Foods and Gilroy Energy in Note 10 of the Notes to Consolidated Financial Statements on page 28, which Note is incorporated by reference. Based on the settlement of terms related to assumptions used to estimate the gain or loss from these transactions, the Registrant recognized income from discontinued operations, net of income taxes of $1,013,000 in 1997.

Principal Products/Marketing

    Spices, seasonings, flavorings, and other specialty food products are the
Registrant's principal products.   The Registrant also manufactures and
markets plastic bottles and tubes for food, personal care and other products, primarily in the United States. The net sales value of each of these product segments is set forth in Note 11 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Registrant's Annual Report to Stockholders for 1997, which Note is incorporated by reference. No other products or classes of similar products or services contributed as much as 10% to consolidated net sales during the last three fiscal years.

    The Registrant markets its consumer products and foodservice products through its own sales organization, food brokers and distributors. In the industrial market, sales are made mostly through the Registrant's own sales force. The Registrant markets its packaging products through its own sales force and distributors.

Raw Materials

    Many of the spices and herbs purchased by the Registrant are imported into the United States from the country of origin, although significant quantities of some materials, such as paprika, dehydrated vegetables, onion and garlic, and food ingredients other than spices and herbs, originate in the United States. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from the countries of origin. Some of the imported materials are purchased from dealers in the United States. The principal purpose of such purchases is to satisfy the Registrant's own needs. In addition, the Registrant also purchases cheese and dairy powders from US sources for use in many industrial products.

    The raw materials most important to the Registrant are onion, garlic and capsicums (paprika and chili peppers), most of which originate in the United States, black pepper, most of which originates in India, Indonesia, Malaysia and Brazil, vanilla beans, which the Registrant obtains from the Malagasy Republic and Indonesia and cheese and dairy powders, most of which originate in the US. The Registrant does not anticipate any material restrictions or shortages on the availability of raw materials which would have a significant impact on the Registrant's business in the foreseeable future.

    Substantially all of the raw materials used in the packaging business originate in the United States.

Trademarks, Licenses and Patents

    The Registrant owns a number of registered trademarks, which in the aggregate may be material to the Registrant's business. However, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick," "Schilling," "Schwartz" and "Club House" trademarks, would not have a material adverse effect on the Registrant's business. The "McCormick" and "Schilling" trademarks are extensively used by the Registrant in connection with the sale of a substantial number of the Registrant's products in the United States. The "McCormick" and "Schilling" trademarks are registered and used in various foreign countries as well. The "Schwartz" trademark is used by the Registrant in connection with the sale of the Registrant's products in Europe and the "Club House" trademark is used in connection with the sale of the Registrant's products in Canada. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

    The Registrant has entered into a number of license agreements authorizing the use of its trademarks by affiliated and non-affiliated entities in foreign countries. In the aggregate, the loss of license agreements with non-affiliated entities would not have a material adverse effect on the Registrant's business. The terms of the license agreements are generally 3 to 5 years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

    The Registrant owns various patents, but they are not viewed as material to the Registrant's business.

Seasonal Nature of Business

    Historically, the Registrant's sales and profits are lower in the first two quarters of the fiscal year and increase in the third and fourth quarters.

Working Capital

    In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. In common with other companies, the Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. Note 3 of the Notes to Consolidated Financial Statements on pages 20 and 21 of the Registrant's Annual Report to Stockholders for 1997 and page 40 of the Registrant's Annual Report to Stockholders for 1997, which pages are incorporated by reference, set forth a description of the Registrant's liquidity and capital resources.

Customers

    The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1997. In the same year, sales to the five largest customers represented approximately 20% of consolidated net sales.

Backlog Orders

    The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole.

Government Contracts

    No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Competition

    The Registrant is a leader in the manufacture and sale of spices, seasonings and flavorings and competes in a geographic market which is global and highly competitive. For further discussion, see pages 6 through 11, 35 and 37 of the Registrant's Annual Report to Stockholders for 1997, which pages are incorporated by reference.

Research and Quality Control

    The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1997, 1996 and 1995 were approximately $37,709,000, $35,705,000 and $33,825,000 respectively. Of these amounts, expenditures for research and development amounted to $16,077,000 in 1997, $12,216,000 in 1996 and $12,015,000 in 1995. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

    Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. No material capital expenditures for environmental control facilities are expected to be made during this fiscal year or the next.

Employees

    The Registrant had on average approximately 7,500 employees during fiscal year 1997.

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

    Note 11 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Registrant's Annual Report to Stockholders for 1997, and pages 35 through 39 of the Registrant's Annual Report to Stockholders for 1997 contain the information required by subsection (d) of Item 101 of Regulation S-K, which pages are incorporated by reference.

Forward-Looking Information

    For a discussion of forward-looking information, see page 41 of the Registrant's Annual Report to Stockholders for 1997, which page is incorporated be reference.

Item 2.  Properties

    The location and general character of the Registrant's principal plants and other materially important physical properties are as follows:

    (a) Consumer Products

    A plant is located in Hunt Valley, Maryland on approximately 52 acres in the Hunt Valley Business Community. This plant, which contains approximately 540,000 square feet, is used for processing spices and other food products. There is an approximately 110,000 square foot office building located in Hunt Valley, Maryland which is the headquarters for the Registrant's consumer products division. Also in Hunt Valley, Maryland is a facility of approximately 100,000 square feet which contains the Registrant's printing operations and a warehouse. All of these facilities are owned in fee. A plant of approximately 370,000 square feet and a distribution center of approximately 325,000 square feet are located in Salinas, California and a plant of approximately 108,000 square feet is located in Commerce, California. Both of the plants are owned in fee; the distribution center is leased. These facilities are used for milling, processing, packaging, and distributing spices and other food products.

    (b) Industrial Products

    The Registrant has two principal plants devoted to industrial flavoring products in the United States. A plant of 105,000 square feet is located in Hunt Valley, Maryland and is owned in fee. A plant of 102,000 square feet is located in Irving, Texas and is owned in fee.

    (c) Spice Milling

    Located adjacent to the consumer products plant in Hunt Valley is a spice milling and cleaning plant which is owned in fee by the Registrant and contains approximately 185,000 square feet. This plant services all food product groups of the Registrant. Much of the milling and grinding of raw materials for the Registrant's seasoning products is done in this facility.

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

    (e)  International

    The Registrant has a plant in London, Ontario which is devoted to the processing, packaging and distribution of food products. This facility is approximately 140,000 square feet and is owned in fee. The Registrant has a 251,000 square foot facility in Buckinghamshire, England which contains the Registrant's European headquarters and manufacturing plant for dry products.


    (f)  Research and Development

    The Registrant has a facility in Hunt Valley, Maryland which houses the research and development laboratories and the technical capabilities of the Registrant. The facility is approximately 110,000 square feet and is owned in fee.

    (g)  Distribution

    The Registrant has a distribution center in Belcamp, Maryland. The leased 369,000 square foot facility handles the distribution of consumer, foodservice and industrial products in the eastern United States.

Item 3.  Legal Proceedings

    There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted during the fourth quarter of Registrant's fiscal year 1997 to a vote of security holders.

                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Registrant has disclosed at pages 40 and 41 of its Annual Report to Stockholders for 1997, which pages are incorporated by reference, the information relating to the market, market quotations, and dividends paid on Registrant's common stocks required by this Item.

    The approximate number of holders of common stock of the Registrant based on record ownership as of January 30, 1998 was as follows:



               Title of Class                               Approximate Number
                                                            of Record Holders

Common Stock, no par value                                        2,000
Common Stock Non-Voting,  no par value                            9,500


Item 6.  Selected Financial Data

    The Registrant has disclosed the information required by this Item in the line items for 1993 through 1997 entitled "Net sales," "Net income-continuing operations," "Earnings per share - continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" on page 12 of its Annual Report to Stockholders for 1997, which page is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Registrant's Annual Report to Stockholders for 1997 at pages 35 through 41 contains a discussion and analysis of the Registrant's financial condition and results of operations for the three fiscal years ended November 30, 1997. Said pages are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Material Risk

    As the Registrant's market capitalization was less than $2.5 billion at January 28, 1997, the Registrant is not required to comply with the disclosure provisions of Item 305 of Regulation S-K.

    Note 1 of the Notes to Consolidated Financial Statements at pages 18 and 19 of the Registrant's Annual Report to Stockholders for 1997 contains the accounting policy information required by Rule 4-08(n) of Regulation S-X. Said Note is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data for McCormick & Company, Incorporated are included on pages 13 through 33 of the Registrant's Annual Report to Stockholders for 1997, which pages are incorporated by reference. The report of independent auditors from Ernst & Young LLP on such financial statements is included on page 34 of the Registrant's Annual Report to Stockholders for 1997, which page is incorporated by reference. The supplemental schedule for 1995, 1996 and 1997 is included on page 16 of this Report on Form 10-K.

    The unaudited quarterly data required by Item 302 of Regulation S-K is included in Note 13 of the Notes to Consolidated Financial Statements at pages 32 and 33 of the Registrant's Annual Report to Stockholders for 1997, which Note is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No response is required to this item.

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

    The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 18, 1998, which sets forth the information required by this Item at pages 3 through 7 which pages are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson, Christopher J. Kurtzman, Robert C. Singer and Robert W. Skelton are also executive officers of the Registrant.

    Mr. Anderson is 51 years old and has had the following work experience during the last five years: 1/92 to present - Vice President and Controller.


    Mr. Kurtzman is 45 years old and has had the following work experience during the last five years: 2/96 to present - Vice President and Treasurer; 5/94 to 2/96 - Assistant Treasurer-Domestic; 9/90 to 5/94 - Assistant Treasurer-Investor Relations & Financial Services.

    Mr. Singer is 42 years old and has had the following work experience during the last five years: 3/96 to present - Vice President - Acquisitions and Financial Planning; 5/94 to 3/96 - Vice President of Finance - McCormick Flavor Division; 12/91 to 5/95 - Vice President of Finance - International Group.

    Mr. Skelton is 50 years old and has had the following work experience during the last five years: 6/97 to present - Vice President, General Counsel and Secretary; 4/96 to 6/97 - Vice President and General Counsel; 1/84 to 4/96 -Assistant Secretary and Associate General Counsel.

Item 11.  Executive Compensation

    The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 18, 1998, which sets forth the information required by this Item at pages 7 through 17 which pages are incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 18, 1998, which sets forth the information required by this Item at pages 2 through 6 which pages are incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

    The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 18, 1998, which sets forth the information required by this Item at page 7, which page is incorporated by reference.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as a part of this Form:

               1. The consolidated financial statements for McCormick & Company,
                  Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 15 below.

               2. The financial statement schedules required by Item 8 of this
                  Form which are listed in the Table of Contents appearing on page 15 below.

               3. The exhibits which are filed as a part of this Form and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages 17 and 18 of this Report.

          (b) The Registrant filed no reports during the last quarter of its fiscal year 1997 on Form 8-K.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY,  INCORPORATED


By:

/s/  Robert J. Lawless       President & Chief Executive Officer         February 16, 1998
Robert  J. Lawless


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:


By:

/s/  Robert J. Lawless       President & Chief Executive Officer         February 16, 1998
Robert J. Lawless

Principal Financial Officer:

/s/ Robert G. Davey          Executive Vice President &                  February 16 , 1998
Robert G. Davey              Chief Financial Officer

Principal Accounting Officer:

/s/ J. Allan Anderson        Vice President & Controller                 February 16, 1998
J. Allan Anderson

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:                 DATE:

/s/ James S. Cook                       February 16, 1998
James S. Cook

/s/ Robert G. Davey                     February 16, 1998
Robert G. Davey

/s/ Freeman A. Hrabowski, III           February 16, 1998
Freeman A. Hrabowski, III

/s/ Robert J. Lawless                   February 16, 1998
Robert J. Lawless

/s/ Charles P. McCormick, Jr.           February 16, 1998
Charles P. McCormick, Jr.

/s/ George V. McGowan                   February 16, 1998
George V. McGowan

/s/ Carroll D. Nordhoff                 February 16, 1998
Carroll D. Nordhoff

/s/ Robert W. Schroeder                 February 16, 1998
Robert W. Schroeder

/s/ William E. Stevens                  February 16, 1998
William E. Stevens

/s/ Karen D. Weatherholtz               February 16, 1998
Karen D. Weatherholtz

                               CROSS REFERENCE SHEET

PART                ITEM                     REFERENCED MATERIAL/PAGE(S)
PART I
          Item 1.   Business                 Registrant's 1997 Annual Report  to
                                             Stockholders/Pages 6-11, 20-21, 28-30
                                             and 35-41.

          Item 2.   Properties               None.

          Item 3.   Legal Proceedings        None.

          Item 4.   Submission of            None.
                    Matters to a Vote
                    of Security Holders.

PART II
          Item 5.   Market for the           Registrant's 1997 Annual Report to Stockholders/Pages
                    Registrant's Common      40-41.
                    Equity and Related
                    Stockholder Matters.


          Item 6.   Selected Financial Data  Registrant's 1997 Annual Report to
                                             Stockholders/Page 12.


          Item 7.   Management's             Registrant's 1997 Annual Report to
                    Discussion and           Stockholders/Pages 35-41.
                    Analysis of Financial
                    Condition and Results
                    of Operations.

          Item 7A.  Quantitative and         Registrant's 1997 Annual Report to
                    Qualitative              Stockholders/Pages 18-19.
                    Disclosures About
                    Material Risk.

          Item 8.   Financial                Registrant's 1997 Annual Report to
                    Statements and           Stockholders/Pages 13-34 and
                    Supplementary Data.      Page 16 of this Report.


          Item 9.   Changes in and           None.
                    Disagreements with
                    Accountants on
                    Accounting and Financial
                    Disclosure.



PART III

          Item 10.  Directors and            Registrant's Proxy Statement dated
                    Executive Officers       February 18, 1998/Pages 3-7.
                    of the Registrant.

          Item 11.  Executive                Registrant's Proxy Statement dated
                    Compensation.            February 18, 1998/Pages 7-17.


          Item 12.  Security Ownership       Registrant's Proxy Statement dated
                    of Certain Beneficial    February 18, 1998/Pages
                    Owners and Management.   2-6.


          Item 13.  Certain                  Registrant's Proxy Statement dated
                    Relationships and        February 18, 1998/Page 7.
                    Related Transactions.

PART IV

          Item 14.  Exhibits, Financial      See Exhibit Index pages 17 and 18 and
                    Statement Schedules      the Table of Contents at page 15 of this
                    and Reports on Form      Report.
                    8-K.


                         McCORMICK & COMPANY, INCORPORATED

                     TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant's 1997 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

          Consolidated Balance Sheet, November 30, 1997 and 1996
          Consolidated Income Statement for the Years Ended November 30, 1997,
            1996 and 1995
          Consolidated Statement of Shareholders' Equity for the Years Ended
            November 30, 1997, 1996 and 1995
          Consolidated Statement of Cash Flows for the Years Ended November 30,
            1997, 1996 and 1995
          Notes to Consolidated Financial Statements, November 30, 1997
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

          * Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 1997 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 1997 accompanies this Annual Report on Form 10-K.

                           Supplemental Financial Schedules




                                   SUPPLEMENTAL FINANCIAL SCHEDULE II
                                                CONSOLIDATED


                          McCORMICK & COMPANY, INCORPORATED

                          VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                             COLUMN B        COLUMN C        COLUMN D        COLUMN E

                                                     BALANCE         ADDITIONS
                                                     AT              CHARGED TO                      BALANCE
                                                     BEGINNING       COSTS AND                       AT END
DESCRIPTION                                          OF YEAR         EXPENSES       DEDUCTIONS       OF YEAR

YEAR ENDED NOVEMBER 30, 1997
   Allowance for doubtful receivables.......        $3,527,000      $1,002,000     $795,000(1)      $3,734,000

YEAR ENDED NOVEMBER 30, 1996
    Allowance for doubtful receivables......        $2,545,000      $1,713,000     $731,000 (1)     $3,527,000

YEAR ENDED NOVEMBER 30, 1995
    Allowance for doubtful receivables.......       $2,520,000      $654,000       $629,000 (1)     $2,545,000





-------------------
Note:

  (1)  Accounts written off net of recoveries.

                                    Exhibit Index

Item 601

Exhibit
Number                                            Reference or Page

(2)       Plan of acquisition, reorganization,
          arrangement, liquidation or succession  Not applicable.

(3)       Articles of Incorporation and By-Laws

          Restatement of Charter of  McCormick    Incorporated by reference from
          & Company, Incorporated dated           Registration Form S-8,
          April 16, 1990.                         Registration No. 33-39582 as
                                                  filed with the Securities and
                                                  Exchange Commission on
                                                  March 25, 1991.


          Articles of Amendment to Charter of     Incorporated by reference from
          McCormick & Company, Incorporated       Registration Form S-8
          dated April 1, 1992.                    Registration Statement No. 33-59842
                                                  as filed with the
                                                  Securities and Exchange Commission
                                                  on March 19, 1993.

          By-laws of McCormick & Company,         Incorporated by reference from
          Incorporated - Restated and Amended     Registrant's Form 10-Q
          as of June 17, 1996                     for the quarter ended May 31, 1996
                                                  as filed with the
                                                  Securities and Exchange Commission
                                                  on  July 12, 1996.

(4)       Instruments defining the rights         With respect to rights of
          of security holders, including          securities, see Exhibit 3
          indentures.                             (Restatement of Charter).  No
                                                  instrument of Registrant
                                                  with respect to long-term debt
                                                  involves an amount of authorized
                                                  securities which exceeds 10 percent
                                                  of the total assets of the
                                                  Registrant and its subsidiaries on
                                                  a consolidated basis.  Registrant
                                                  agrees to furnish a copy
                                                  of any such instrument upon request
                                                  of the Commission.


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

          ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statements Nos. 33-33725 and 33-23727 as filed with the Securities and Exchange Commission on March 2, 1990 and March 23, 1997 respectively, which statements are incorporated by reference.

        iii) Asset Purchase Agreement among the Registrant, Gilroy Foods, Inc. and ConAgra, Inc. dated August 28, 1996 which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

         iv) Asset Purchase Agreement among the Registrant, Gilroy Energy Company, Inc. and Calpine Gilroy Cogen, L.P., dated August 28, 1996 which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

          v) Consulting letter agreement between Registrant and Charles P. McCormick, Jr. dated January 2, 1997, which letter is incorporated by reference from Registrant's Form 10-Q as filed with the Securities and Exchange Commission on April 11, 1997.

(11) Statement re computation of per-        Page 19 of this Report on
     share earnings.                         Form 10-K.

(12) Statements re computation of ratios.    Pages 40-41 of Exhibit 13.

(13) Annual Report to Security Holders

     McCormick & Company, Incorporated       Submitted in electronic format.
     Annual Report to Stockholders
     for 1997.

(16) Letter re change in certifying          Not applicable.
     accountant.

(18) Letter re change in accounting          Not applicable.
     principles.

(21) Subsidiaries of the Registrant          Page 43 of Exhibit 13.

(22) Published report regarding matters      Not applicable.
     submitted to vote of securities
     holders.

(23) Consent of independent auditors         Page 20 of this Report on
                                             Form 10-K.

(24) Power of attorney                       Not applicable.

(27) Financial Data Schedule                 Submitted in electronic format
                                             only.

(99) Additional exhibits                     Registrant's definitive Proxy
                                             Statement dated February 18, 1998.