Form 10-Q
period 1998-02-28
MCCORMICK & CO INC
filed 1998-04-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  February 28, 1998   Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                          March 31, 1998

     Common Stock                             9,832,090

     Common Stock Non-Voting                 63,634,834





10Q.mz


                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                             February 28, 1998



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

                   McCORMICK & COMPANY, INCORPORATED
          CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                (In Thousands Except Per Share Amounts)


                                           Three Months Ended
                                      February 28,     February 28,
                                          1998             1997

Net sales                               $415,202         $407,402

  Cost of goods sold                     282,030          270,685

Gross profit                             133,172          136,717

  Selling, general and
    administrative expense               103,075          108,005

  Restructuring charges                       68              259

Operating income                          30,029           28,453

  Interest expense                         8,389            8,501

  Other (income) expense - net            (1,515)          (1,528)

Income before income taxes                23,155           21,480

  Provision for income taxes               8,336            7,948

Net income from consolidated
  operations                              14,819           13,532

  Income from unconsolidated operations    1,390            1,683

Net income                              $ 16,209         $ 15,215

Earnings per common share - basic           $.22             $.20
  and diluted

Cash dividends declared per
   common share                             $.16             $.15



       See notes to condensed consolidated financial statements.









                                   (2)

                     McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                           Feb. 28,   Feb. 28,    Nov. 30,
                                             1998       1997        1997
                                           (Unaudited)(Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $  8,360   $ 23,475   $ 13,500
     Accounts receivable - net              171,214    196,081    217,198
     Inventories
        Raw materials and supplies          126,980    115,256    124,998
        Finished products and work-in
          process                           141,153    134,429    127,086
                                            268,133    249,685    252,084
     Other current assets                    24,926     47,089     23,736

        Total current assets                472,633    516,330    506,518

  Property - net                            380,240    394,820    380,015
  Goodwill - net                            154,658    162,020    157,962
  Prepaid allowances                        150,243    149,500    130,943
  Other assets                               79,749     77,456     80,794

        Total assets                     $1,237,523 $1,300,126 $1,256,232

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $178,209   $177,830   $112,313
     Current portion of long-term debt       15,782     10,396      8,989
     Trade accounts payable                 128,998    122,745    150,330
     Other accrued liabilities              181,510    216,804    226,617

        Total current liabilities           504,499    527,775    498,249

  Long-term debt                            266,526    286,338    276,489
  Deferred income taxes                       1,753      4,890      2,038
  Other long-term liabilities                86,916     81,024     86,346
        Total liabilities                   859,694    900,027    863,122

  Shareholders' Equity
     Common stock                            47,404     46,077     44,408
     Common stock non-voting                118,006    111,590    115,042
     Retained earnings                      247,274    272,762    264,309
     Foreign currency translation adj.      (34,855)   (30,330)   (30,649)

        Total shareholders' equity          377,829    400,099    393,110

        Total liabilities and
           shareholders' equity          $1,237,523 $1,300,126 $1,256,232


         See notes to condensed consolidated financial statements.


                                   (3)

                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                       Three Months Ended
                                                       Feb. 28,   Feb. 29,
                                                         1998       1997

Cash flows from operating activities
 Net income                                            $ 16,209   $ 15,215
 Adjustments to reconcile net income to net cash
 used in operating activities
   Non cash charges and credits
    Depreciation and amortization                        13,029     12,769
    Income from unconsolidated operations                (1,390)    (1,683)
    Other                                                  (102)        43
   Changes in selected working capital items
    Accounts receivable                                  44,499     18,092
    Inventories                                         (18,375)    (7,427)
    Prepaid allowances                                  (19,299)      (351)
    Accounts payable, trade                             (20,179)   (28,232)
   Other assets and liabilities                         (43,603)   (11,568)
Net cash used in operating activities                   (29,211)    (3,142)

Cash flows from investing activities
 Capital expenditures                                   (13,600)   (12,174)
 Acquisitions of businesses                                   -     (3,315)
 Proceeds from sale of assets                               478        809
 Other investments                                           (9)      (308)
Net cash used in investing activities                   (13,131)   (14,988)

Cash flows from financing activities
 Short-term borrowings, net                              66,120     81,189
 Long-term debt borrowings                                   48          -
 Long-term debt repayments                               (1,963)    (1,773)
 Common stock issued                                      7,566        349
 Common stock acquired by purchase                      (23,037)   (48,382)
 Dividends paid                                         (11,813)   (11,632)
Net cash provided by financing activities                36,921     19,751

Effect of exchange rate changes on cash and
  cash equivalents                                          281       (564)

(Decrease) increase in cash and cash equivalents         (5,140)     1,057
Cash and cash equivalents at beginning of period         13,500     22,418

Cash and cash equivalents at end of period             $  8,360   $ 23,475



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

The results of consolidated operations for the three month period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first half of the fiscal year, and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. Except for the realignment of some of our overseas operations, this restructuring plan is complete.

In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans are completed or near completion and have resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated, resulting in a restructuring credit of $9,493. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant resulting in a restructuring charge of $5,734. Charges related to these initiatives include severance and personnel costs of $2,516 and a $3,218 writedown of assets to net realizable value.

The restructuring liability remaining at February 28, 1998 was $4,398 for severance and personnel and $841 for other exit costs.
The Company expects to have all restructuring programs completed in 1998.
                                   (5)


Accounting and Disclosure Changes

In February 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132, which is effective for fiscal years beginning after December 15, 1997, does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements. Any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

In March 1998, the AICPA issued Statement of Position (SOP) 98-1 "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP, which is effective for years beginning after December 15, 1998, will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company is currently assessing the impact of the SOP.

In the first quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 revised the standards for computation and presentation of earnings per share (EPS), requiring the presentation of basic and diluted EPS on the income statement. Basic EPS is based on the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution which could occur if all dilutive securities (such as outstanding stock options) were converted to common shares. The EPS amounts for all periods have been presented in compliance with SFAS No. 128. No changes to previously presented EPS were necessary.

The following table sets forth the computation of basic and diluted earnings per common share in accordance with the provisions of SFAS No. 128.
                                               Three Months Ended
                                               2/28/98      2/28/97
Numerator:
  Net income from continuing operations for
    basic and  diluted earnings per
    common share                                $16,209     $15,215

Denominator:
  Denominator for basic earnings per common
    share - weighted average shares              73,753      77,239

  Effect of dilutive securities:
    Stock options                                   493         141
    Employee stock purchase plan                     37          20

  Denominator for diluted earnings
    per common share - adjusted
    weighted average shares                      74,283      77,400

Earnings per common share - basic
  and diluted                                     $0.22       $0.20

                                   (6)
Financial Instruments

During the first quarter of 1998, the Company entered into a foreign currency hedge contract. The Company sold Mexican pesos forward to cover its net investment in its Mexican subsidiary and affiliate. This contract, which expires in December 1998, has a nominal amount of $9,738 at February 28, 1998.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Amounts In Thousands Except As Otherwise Noted)

Overview

For the quarter ended February 28, 1998, the Company reported net income of $16.2 million versus $15.2 million for the comparable period last year. Basic and diluted earnings per share were $.22 for the first quarter of 1998, compared to $.20 last year.

The increase in first quarter earnings as compared to last year is due to the growth and character of the Company's sales. Net income was favorably impacted by lower volume-based promotion and sales costs in the U.S. consumer business and a larger mix of industrial business, partially offset by higher pepper costs.

While U.S. consumer sales were disappointing in the first quarter of 1998 compared to the previous year, the Company recently gained important new distribution in the consumer and foodservice businesses. Because of normal contract transition timing, it is not expected that any material benefits of this new distribution will be realized in 1998.

Results of Operations

Net sales for the quarter ended February 28, 1998 increased 1.9% over the corresponding quarter of 1997. The effects of unfavorable foreign currency exchange rates decreased sales by slightly over 1%, primarily in our Australian and Canadian operations. Net sales of all operating groups except the U.S. consumer and packaging businesses were improved to last year with strong performances in the U.S. industrial and food service businesses. Net sales decreases in our U.S. consumer business are primarily volume-related and were negatively impacted by increased competitive activity and product relaunch implementation issues in the dry seasoning mix business. General market softness, principally for plastic tubes, contributed to volume declines in the packaging business. U.S. industrial and foodservice businesses were favorably impacted by both volume and the combination of price and mix changes.

Operating income as a percentage of net sales increased to 7.2% from 7.0% in the first quarter of last year.


                                   (7)


Gross profit as a percentage of net sales at 32.1% decreased as compared to the first quarter of last year at 33.6%. The gross profit percentage of most major operating groups decreased versus last year. Factors contributing to this decline include a higher mix of lower margin industrial business and the negative impact of higher pepper costs. While the future movement of commodity costs are uncertain, a variety of programs, including periodic commodity purchases and customer price adjustments, are being used by the Company to address these fluctuations.

Selling, general and administrative expenses decreased in the first quarter as compared to last year in both dollar terms and as a percentage of net sales. Lower U.S. consumer sales and a higher mix of industrial business, which generally requires less support costs, reduced selling and promotional spending in the quarter.

Interest expense for the quarter decreased by $.1 million as compared to last year primarily due to lower debt levels. Short-term borrowing rates in the first quarter of 1998 were slightly higher than the first quarter of 1997.

Other income in 1998 and 1997 includes $1.8 and $2.0 million, respectively, of income from the three year non-compete agreement with Calpine Corporation, entered into as a part of the sale of Gilroy Energy Company, Inc.

The Company's effective tax rate for the first quarter of 1998 was 36% as compared to 37% in the first quarter of last year. The decrease in the tax rate is primarily due to more effective tax planning associated with our foreign operations.

Income from unconsolidated operations decreased to $1.4 million in the first quarter of 1998 from $1.7 million in the comparable quarter of last year. The decrease is primarily due to our Mexican joint venture, which realized translation losses from the devaluation of the Mexican Peso, recognized in accordance with hyper-inflationary accounting rules.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. Except for the realignment of some of our overseas operations, this restructuring plan is complete.

In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans are completed or near completion and have resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated,


                                   (8)



resulting in a restructuring credit of $9,493. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant resulting in a restructuring charge of $5,734. Charges related to these initiatives include severance and personnel costs of $2,516 and a $3,218 writedown of assets to net realizable value.

The restructuring liability remaining at February 28, 1998 was $4,398 for severance and personnel and $841 for other exit costs.
The Company expects to have all restructuring programs completed in 1998.

Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities decreased from a cash outflow of $3.1 million at February 28, 1997 to a cash outflow of $29.2 million at February 28, 1998.

This decrease is primarily due to changes in working capital components. Prepaid allowances increased as the Company completed a period of numerous customer renewals in the first quarter of 1998. Reduced net sales in the U.S. consumer business contributed to a reduction in receivables and an increase in inventories versus the comparable quarter of 1997. Income tax payments increased in the first quarter of 1998 versus the comparable period in 1997.

Investing activities used cash of $13.1 million in the first quarter of 1998 versus $15.0 million in the comparable quarter of 1997. Although capital expenditures are slightly higher than last year, the Company continues to focus its efforts on implementing only higher return projects. Full year capital expenditures in 1998 are expected to be in line with depreciation.

Cash flows from financing activities include the purchase of
0.8 million shares of common stock under the Company's previously announced 10 million share buyback program. To date 7.8 million shares have been repurchased under this program.

The Company's ratio of debt to total capital was 54.9% as of February 28, 1998, up from 54.3% at February 28, 1997 and up from
50.3% at November 30, 1997. The increase was due primarily to the effect of the stock buyback program.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

Forward-Looking Information

Certain statements contained in this report, including expected trends in net sales performance, commodity price fluctuations, cost recovery program results, restructuring program completion timing




                                   (9)




and capital expenditure levels, are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Because forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results, operating results could be materially affected by external factors such as: actions of competitors, customer relationships, fluctuations in the cost and availability of supply chain resources and foreign economic conditions, including currency rate fluctuations and inflation rates.












































                                   (10)


                     PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

Item 601
Exhibit
Number

PART I  EXHIBIT

(27) Financial Data Schedule       Submitted in electronic format
                                   only.


PART II EXHIBIT

(10) Material Contracts.

   Consulting letter agreement     Page 14 of this report on
   between Registrant and          Form 10-Q.
   Charles P. McCormick, Jr.
   dated December 17, 1997.

     (b)  REPORTS ON FORM 8-K.     NONE.


























                                   (11)


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McCORMICK & COMPANY, INCORPORATED



Date:  April 13, 1998              By:/s/Robert G. Davey
                                      Robert G. Davey
                                      Executive Vice President & Chief
                                      Financial Officer



Date:  April 13, 1998              By:/s/J. Allan Anderson
                                      J. Allan Anderson
                                      Vice President & Controller
































                                   (12)



                             Exhibit Index

Item 601
Exhibit
Number                                  Reference or Page

(10) Material Contracts.

     Consulting letter agreement        Page 14 of this report on
     between Registrant and             Form 10-Q.
     Charles P. McCormick, Jr.
     dated December 17, 1997.

(27) Financial Data Schedule            Submitted in electronic format
                                        only.


































                                   (13)

                                                   Part II - Exhibit 10

                                 December 17, 1997

Mr. Charles P. McCormick, Jr.
6761 S.E. North Marina Way
Stuart, Florida  34996

Dear Buzz:

   This letter will confirm your consulting arrangement for 1998. You have expressed a desire to reduce the amount of time which you make available to the Company for consultation services.

   For its part, the Company is amenable to limiting its requests for your services to approximately four days a month, on average, during 1998. You have indicated that you would be available to provide your counsel, guidance and expertise on that basis. As in the past, all requests for services would come from the Board of Directors or the President of the Company.

   In consideration of your agreement to render such services, you will receive a monthly stipend of Seven Thousand Eighty-Three Dollars and Thirty-Three Cents ($7,083.33), payable on or about the fifteenth day of each month, together with such additional cash payments as may be deemed appropriate by the Compensation Committee of the Board of Directors consistent with the performance of the Company. In addition, the Company will reimburse you for reasonable and customary expenses incurred by you in providing such services, including, but not necessarily limited to, travel expenses, meals, lodging, and business related entertainment.

   If the foregoing correctly expresses our understanding, please sign a copy of this letter in the space provided below and return it to me.

                            Very truly yours,

                            McCORMICK & COMPANY, INCORPORATED

                            By:/s/Robert J. Lawless
                               Robert J. Lawless
                               President, Chief Executive Officer and
                               Chief Operating Officer

                            By:/s/Karen D. Weatherholtz
                               Karen D. Weatherholtz
                               Vice President - Human Relations
                               Secretary - Compensation Committee

AGREED AND ACCEPTED THIS

19th day of December, 1997.

By:/s/Charles P. McCormick, Jr.
   Charles P. McCormick, Jr.

                                   (14)