Form 10-K/A
period 1997-11-30
MCCORMICK & CO INC
filed 1998-05-28
CIK 63754

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act:  N/A

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

The aggregate market value of the voting stock held by non-
affiliates of the registrant . . . . . . . . . . $  204,420,144

The aggregate market value of the non-voting stock held by non-
affiliates of the registrant . . . . . . . . . . $1,847,529,347

The aggregate market value indicated above was calculated as follows:

The number of shares of voting stock and non-voting stock held by non-affiliates of the registrant as of January 30, 1998 was 7,003,688 and 63,298,650 respectively. This number excludes shares held by the McCormick Profit Sharing Plan and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 30, 1998, $29.1875.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class               Number of Shares Outstanding         Date

Common Stock                  10,063,999                1/30/98
Common Stock Non-Voting       63,594,106                1/30/98


                  DOCUMENTS INCORPORATED BY REFERENCE

Document                                     Part of 10-K into
                                             which incorporated
Registrant's 1997 Annual Report to
  Stockholders.......................... Part I, Part II, Part IV
Registrant's Proxy Statement dated
  2/18/98 .............................. Part III, Part IV