Form 10-Q
period 1998-05-31
MCCORMICK & CO INC
filed 1998-07-01
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     May 31, 1998     Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                        Shares Outstanding
                                           May 31, 1998

     Common Stock                            9,740,767

     Common Stock Non-Voting                63,663,392

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                               May 31, 1998




                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Income Statement                    2


       Condensed Consolidated Balance Sheet                       3


       Condensed Consolidated Statement of Cash Flows             4


       Notes to Condensed Consolidated Financial Statements       5


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  8


Part II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders    12

  Item 6.  Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                        13


Exhibit Index                                                     14

                    McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                 (In Thousands Except Per Share Amounts)



                                Three Months Ended    Six Months Ended
                                      May 31,              May 31,
                                  1998      1997       1998      1997

Net sales                       $435,453  $413,720   $850,655  $821,122

  Cost of goods sold             294,165   279,257    576,195   549,942

Gross profit                     141,288   134,463    274,460   271,180

  Selling, general and
   administrative expense        110,238   105,690    213,313   213,695

  Restructuring charges              611       127        679       386

Operating income                  30,439    28,646     60,468    57,099

  Interest expense                 9,308     9,183     17,697    17,684

  Other (income) expense - net    (1,226)   (1,782)    (2,741)   (3,310)

Income before income taxes        22,357    21,245     45,512    42,725

  Provision for income taxes       8,048     7,860     16,384    15,808

Net income from consolidated
  operations                      14,309    13,385     29,128    26,917

  Income from unconsolidated
   operations                      1,782     1,426      3,172     3,109

Net income                      $ 16,091  $ 14,811   $ 32,300  $ 30,026

Earnings per common share -        $0.22     $0.20      $0.44     $0.39
  basic and diluted

Cash dividends declared per
 common share                      $0.16     $0.15      $0.32     $0.30



        See notes to condensed consolidated financial statements.





                                    (2)

                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                            May 31,    May 31,    Nov. 30,
                                             1998       1997        1997
                                         (unaudited) (unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 12,689   $ 10,955   $ 13,500
     Accounts receivable - net              173,906    180,929    217,198
     Inventories
        Raw materials and supplies          121,525    116,869    124,998
        Finished products and work-in
          process                           153,525    136,574    127,086
                                            275,050    253,443    252,084
     Other current assets                    25,119     48,348     23,736

        Total current assets                486,764    493,675    506,518

  Property - net                            380,023    388,356    380,015
  Goodwill - net                            151,157    160,536    157,962
  Prepaid allowances                        158,083    146,033    130,943
  Other assets                               76,038     80,675     80,794

        Total assets                     $1,252,065 $1,269,275 $1,256,232

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $217,260   $178,122   $112,313
     Current portion of long-term debt       14,390      9,902      8,989
     Trade accounts payable                 121,918    128,978    150,330
     Other accrued liabilities              178,047    206,462    226,617

        Total current liabilities           531,615    523,464    498,249

  Long-term debt                            258,971    277,818    276,489
  Deferred income taxes                       2,246      4,230      2,038
  Other long-term liabilities                86,696     81,454     86,346
        Total liabilities                   879,528    886,966    863,122

  Shareholders' Equity
     Common stock                            48,474     45,580     44,408
     Common stock non-voting                121,159    113,706    115,042
     Retained earnings                      241,577    254,254    264,309
     Foreign currency translation adj.      (38,673)   (31,231)   (30,649)

        Total shareholders' equity          372,537    382,309    393,110

        Total liabilities and
           shareholders' equity          $1,252,065 $1,269,275 $1,256,232


         See notes to condensed consolidated financial statements.


                                    (3)

                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                         Six Months Ended
                                                         May 31,    May 31,
                                                          1998       1997

Cash flows from operating activities
 Net income                                             $ 32,300   $ 30,026
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities
  Non cash charges and credits
   Depreciation and amortization                          26,054     24,570
   Income from unconsolidated operations                  (3,172)    (3,109)
   Other                                                     212      1,552
  Changes in selected working capital items
   Accounts receivable                                    40,240     32,329
   Inventories                                           (25,995)   (12,874)
   Prepaid allowances                                    (27,645)     3,118
   Accounts payable, trade                               (26,709)   (21,915)
  Other assets and liabilities                           (40,083)   (16,212)
Net cash (used in) provided by operating activities      (24,798)    37,485

Cash flows from investing activities
 Capital expenditures                                    (27,302)   (27,011)
 Acquisitions of businesses                                    -     (3,315)
 Proceeds from sale of assets                                493      2,784
 Other investments                                          (173)    (2,505)
 Currency hedging contracts                                 (576)      (300)
Net cash used in investing activities                    (27,558)   (30,347)

Cash flows from financing activities
 Short-term borrowings, net                              105,751     81,124
 Long-term debt borrowings                                    48          -
 Long-term debt repayments                                (9,291)    (8,662)
 Common stock issued                                      13,528      3,757
 Common stock acquired by purchase                       (34,806)   (72,080)
 Dividends paid                                          (23,570)   (23,041)
Net cash provided by (used in) financing activities       51,660    (18,902)

Effect of exchange rate changes on cash and
 cash equivalents                                           (115)       301

Decrease in cash and cash equivalents                       (811)   (11,463)
Cash and cash equivalents at beginning of period          13,500     22,418

Cash and cash equivalents at end of period              $ 12,689   $ 10,955


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

The results of consolidated operations for the three and six month periods ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first half of the fiscal year, and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. Except for the realignment of some of the Company's overseas operations, this restructuring plan is complete.

In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans are completed or near completion and have resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated, resulting in a restructuring credit of $9,493. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant, resulting in a restructuring charge of $5,734. Charges related to these initiatives included severance and personnel costs of $2,516 and a $3,218 writedown of assets to net realizable value.

The restructuring liability remaining at May 31, 1998 was $3,675 for severance and personnel and $770 for other exit costs. The
Company expects to have all restructuring programs completed in 1998.

                                    (5)

Accounting and Disclosure Changes

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement, which is effective for fiscal years beginning after December 15, 1997, does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements. Any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" (SOP 98-1). This statement, which is effective for fiscal years beginning after December 15, 1998, will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The Company is substantially in compliance with the provisions of SOP 98-1 and does not anticipate a material effect on its financial statements.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). This statement, which is effective for fiscal years beginning after December 15, 1998, requires that costs of start-up activities, including organization costs, be expensed as incurred. The Company is currently assessing the impact of SOP 98-5.

In the first quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS No. 128). This statement revised the standards for computation and presentation of earnings per share
(EPS), requiring the presentation of basic and diluted EPS on the income statement. Basic EPS is based on the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution which could occur if all dilutive securities (such as outstanding stock options) were converted to common shares. The EPS amounts for all periods have been presented in compliance with SFAS No. 128. No changes to previously presented EPS were necessary.

The following table sets forth the computation of basic and diluted earnings per common share in accordance with the provisions of SFAS No. 128.
                             Three Months Ended  Six Months Ended
                              5/31/98  5/31/97   5/31/98  5/31/97
Numerator:
  Net income from continuing
  operations for basic and
  diluted earnings per
  common share                $16,091  $14,811   $32,300  $30,026

Denominator:
  Denominator for basic
  earnings per common share -
  weighted average shares      73,457   75,761    73,615   76,536

                                    (6)

                             Three Months Ended  Six Months Ended
                              5/31/98  5/31/97   5/31/98  5/31/97

  Effect of dilutive
  securities:
    Stock options                 642      174       567      158
    Employee stock purchase
     plan                          60       14        49       17

  Denominator for diluted
  earnings per common share -
  adjusted weighted average
  shares                       74,159   75,949    74,231   76,711

Earnings per common share -
basic and diluted               $0.22    $0.20     $0.44    $0.39


Financial Instruments

During the first quarter of 1998, the Company entered into a foreign currency option contract to hedge the net investment in its Mexican subsidiary and affiliate. This contract, which expires in December 1998, has a notional amount of $9,393 at May 31, 1998.

































                                    (7)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Amounts In Thousands Except As Otherwise Noted)


Overview

For the quarter ended May 31, 1998, the Company reported net income of $16.1 million versus $14.8 million for the comparable period last year. Basic and diluted earnings per share were $.22 for the second quarter of 1998, compared to $.20 last year. For the six months ended May 31, 1998, the Company reported net income of $32.3 million versus $30.0 million. Basic and diluted earnings per share were $.44 for the first six months of 1998, compared to $.39 last year.

The increase in second quarter earnings as compared to last year was primarily due to increased sales and profits in the U.S. consumer business. This was partially offset by the impact of increased commodity pricing pressures, primarily in the Company's industrial businesses.

During the second quarter of 1998, the U.S. consumer business experienced improved performance, primarily due to marketing initiatives designed to improve volume trends and timing issues. Although U.S. consumer business sales for the first six months of 1998 were flat versus the previous year, the Company expects these marketing initiatives, combined with the favorable impact of new distribution, to generate consumer volume growth during the remainder of the year.

Results of Operations

Net sales increased 5.3% for the quarter ended May 31, 1998 as compared to the corresponding period of 1997. The effect of foreign currency exchange rate changes, primarily in our Australian and Canadian operations, decreased sales by less than 1% when compared to last year. Unit volume increased 2.4% as compared to last year, while the combined effects of price and mix changes of products increased sales by 3.5%. Net sales of all operating groups except the packaging business increased versus last year. Net sales increases in our U.S. consumer business were both volume and product mix related and were favorably impacted by improved performance in the dry seasoning mix and core spice and herb businesses. Sales from new distribution gains contributed slightly to the second quarter's results. Weak demand for customers' products from Asian countries as well as general market softness, principally for plastic tubes, contributed to volume declines in the packaging business. U.S. industrial and foodservice businesses were favorably impacted by both volume growth and the combination of price and mix changes.

For the six months ended May 31, 1998, the 3.6% increase in net sales versus the prior year was mainly driven by a combination of price and mix changes. The effect of foreign currency exchange

                                    (8)
rate changes decreased sales by approximately 1% when compared to last year. Net sales improved compared to last year in all operating groups except the packaging business. Increases were primarily due to favorable volume growth and a combination of price and mix changes in the U.S. industrial and foodservice businesses.

Operating income as a percentage of net sales increased to 7.0% from 6.9% for the quarter and increased to 7.1% from 7.0% for the six months as compared to last year.

Gross profit as a percentage of net sales decreased to 32.4% from 32.5% for the second quarter as compared to last year. Gross profit percentage improvements in the U.S. consumer business, primarily due to favorable product mix, were offset by declines in margins in our U.S. industrial business, which had difficulty recouping raw material cost increases from certain commodities, including black pepper. For the six months ended May 31, 1998, gross profit as a percentage of net sales decreased to 32.3% from 33.0%. The gross profit percentage of most operating groups decreased versus last year, in part due to the increased commodity costs. While the future movement of commodity costs are uncertain, a variety of programs, including periodic commodity purchases and customer price adjustments, are being used by the Company to address these fluctuations.

Selling, general, and administrative expenses as a percentage of sales decreased slightly in the second quarter and the six months ended May 31, 1998 as compared to last year's comparable periods. For the second quarter, selling, general and administrative expenses increased in dollar terms versus last year mainly due to increased promotional spending within the U.S. consumer group in support of the dry seasoning business. Advertising expenses were approximately equal to the prior year for both the second quarter and six months ended May 31, 1998.

Interest expense for the second quarter and the first six months of 1998 was up slightly as compared to last year primarily due to higher debt levels. Short-term borrowing rates in the second quarter and first six months of 1998 were slightly higher than the corresponding periods last year.

Other income for the second quarter of 1998 and 1997 includes $1.8 and $2.0 million, respectively, of income from the three year non-compete agreement with Calpine Corporation, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc. For the first six months of 1998 and 1997, $3.5 and $4.0 million, respectively, has been realized.

The Company's effective tax rate for the second quarter and first six months of 1998 was 36% as compared to 37% last year. The decrease in the tax rate is primarily due to tax planning initiatives associated with our foreign operations.




                                    (9)
Income from unconsolidated operations increased to $1.8 million in the second quarter of 1998 from $1.4 million in the comparable quarter last year. The increase is primarily due to the improved performance of our Mexican joint venture, partially offset by weakness in earnings from our Japanese joint ventures. For the first six months of 1998, income from unconsolidated operations is up slightly over last year.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58,095 in 1996. This charge reduced net income by $39,582 or $.49 per share. In addition there are additional charges directly related to the restructuring plan which could not be accrued in 1996. In the fourth quarter of 1994, the Company recorded a charge of $70,445 for restructuring its business operations. Except for the realignment of some of the Company's overseas operations, this restructuring plan is complete.

In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans are completed or near completion and have resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated, resulting in a restructuring credit of $9,493. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant, resulting in a restructuring charge of $5,734. Charges related to these initiatives included severance and personnel costs of $2,516 and a $3,218 writedown of assets to net realizable value.

The restructuring liability remaining at May 31, 1998 was $3,675 for severance and personnel and $770 for other exit costs. The
Company expects to have all restructuring programs completed in 1998.

Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities decreased from a cash inflow of $37.5 million at May 31, 1997 to a cash outflow of $24.8 million at May 31, 1998. This decrease is primarily due to changes in working capital components. Prepaid allowances increased as the Company added new distribution and completed a period of numerous customer renewals in the first six months of 1998. Inventories increased due to higher costs associated with certain commodities and higher inventories required for new distribution gains. In addition, other accrued liabilities were negatively impacted by increased tax payments and earnings-based employee compensation costs.




                                    (10)

Investing activities used cash of $27.6 million in the first six months of 1998 versus $30.3 million in the comparable period of 1997. Capital expenditures are at the same level as last year as the Company continues to focus its efforts on implementing only higher return projects. Full year capital expenditures in 1998 are expected to be in line with depreciation.

Cash flows from financing activities include the purchase of
1.1 million shares of common stock under the Company's previously announced 10 million share buyback program. To date 8.1 million shares have been repurchased under this program.

The Company's ratio of debt to total capital was 56.8% as of May 31, 1998, up from 54.9% at May 31, 1997 and up from 50.3% at
November 30, 1997. The increase was due primarily to the effect of the stock buyback program, combined with higher working capital requirements.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

Forward-Looking Information

Certain statements contained in this report, including expected trends in net sales performance, commodity price fluctuations, cost recovery program results, restructuring program completion timing and capital expenditure levels, are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Because forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results, operating results could be materially affected by external factors such as: actions of competitors, customer relationships, fluctuations in the cost and availability of supply chain resources and foreign economic conditions, including currency rate fluctuations and inflation rates.



















                                    (11)

                      PART II - OTHER INFORMATION



Item 4  Submission of matters to a vote of Security Holders

(a)     The Company held its Annual Meeting of Stockholders on
        March 18, 1998.

(b)     No response required.

(c)     1.   The following individuals were nominees for The Board of
             Directors. The number of votes for or withheld for each nominee is as follows: James S. Cook - for 9,417,348, withheld 74,447; Robert G. Davey - for 9,382,631, withheld 109,164; Freeman A. Hrabowski, III - for
             9,420,643, withheld 71,152; Robert J. Lawless - for
             9,389,140, withheld 102,655; Charles P. McCormick, Jr. - for 9,422,277, withheld 69,518; George V. McGowan - for
             9,419,924, withheld 71,871; Carroll D. Nordhoff - for
             9,421,545, withheld 70,250; Robert W. Schroeder - for
             9,421,562, withheld 70,233; William E. Stevens - for
             9,421,246, withheld 70,549; Karen D. Weatherholtz - for
             9,420,247, withheld 71,548.

        2. Approval of Mid-Term Incentive Program. The number of votes for, against or abstaining is as follows: For
             8,791,250; Against 622,820; Abstain 77,725.

        3. The ratification of the appointment of Ernst & Young as independent auditors. The number of votes for, against or abstaining is as follows: For 9,372,367; Against
             42,930; Abstain 76,498.

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

                                McCORMICK & COMPANY, INCORPORATED



Date:   July 1, 1998             By: /s/ Francis A. Contino
                                     Francis A. Contino
                                     Executive Vice President
                                     & Chief Financial Officer



Date:   July 1, 1998             By: /s/ J. Allan Anderson
                                     J. Allan Anderson
                                     Vice President & Controller
































                                    (13)

                           Exhibit Index


Item 601
Exhibit
Number                                  Reference or Page

(27) Financial Data Schedule            Submitted in electronic format
                                        only.












































10Q.cj                              (14)