Form 10-Q
period 1998-08-31
MCCORMICK & CO INC
filed 1998-10-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   August 31, 1998    Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                        September 30, 1998

     Common Stock                            9,759,492

     Common Stock Non-Voting                62,939,921

                   McCORMICK & COMPANY, INCORPORATED

                           INDEX - FORM 10-Q

                            August 31, 1998




                                                            Page No.
Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


     Condensed Consolidated Income Statement                    2


     Condensed Consolidated Balance Sheet                       3


     Condensed Consolidated Statement of Cash Flows             4


     Notes to Condensed Consolidated Financial Statements       5


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9


Part II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                    14


SIGNATURES                                                     15


Exhibit Index                                                  16

                    McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                 (In Thousands Except Per Share Amounts)

                               Three Months Ended   Nine Months Ended
                                   August 31,           August 31,
                                 1998       1997      1998      1997

Net sales                     $444,793  $422,870  $1,295,448 $1,243,992

  Cost of goods sold           298,518   284,326     874,713    834,268

Gross profit                   146,275   138,544     420,735    409,724

  Selling, general and
   administrative expense      107,295   106,181     320,608    319,876

  Restructuring charges
    (credits)                      129    (3,726)        808     (3,340)

Operating income                38,851    36,089      99,319     93,188

  Interest expense               9,616     9,367      27,313     27,051

  Other (income) expense-net    (1,162)   (1,090)     (3,903)    (4,400)

Income before income taxes      30,397    27,812      75,909     70,537

  Provision for income taxes    10,943    10,930      27,327     26,738

Net income from consolidated
  continuing operations         19,454    16,882      48,582     43,799

  Income from unconsolidated
   operations                    1,996     2,317       5,168      5,426

Net income from continuing
  operations                    21,450    19,199      53,750     49,225

Income from discontinued
  operations, net of income
  taxes                              -     1,013           -      1,013

Net income                    $ 21,450  $ 20,212  $   53,750 $   50,238

Earnings per common share -
  basic and diluted
    Continuing operations        $0.29     $0.26       $0.73      $0.65
    Discontinued operations          -      0.01           -       0.01
Earnings per common share -
  basic and diluted              $0.29     $0.27       $0.73      $0.66
Cash dividends declared per
  common share                   $0.16     $0.15       $0.48      $0.45

        See notes to condensed consolidated financial statements.

                                    (2)

                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                           Aug. 31,   Aug. 31,    Nov. 30,
                                             1998       1997        1997
                                         (unaudited) (unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents           $    8,934 $   10,588 $   13,500
     Accounts receivable - net              179,647    189,570    217,198
     Inventories
        Raw materials and supplies          121,130    124,282    124,998
        Finished products and work-in
          process                           157,692    137,881    127,086
                                            278,822    262,163    252,084
     Other current assets                    25,112     47,144     23,736

        Total current assets                492,515    509,465    506,518

  Property, plant and equipment             722,007    687,427    693,516
  Less:  Accumulated depreciation          (337,737)  (303,538)  (313,501)
        Total property, plant and
           equipment - net                  384,270    383,889    380,015

  Goodwill - net                            158,264    156,871    157,962
  Prepaid allowances                        162,592    140,321    130,943
  Other assets                               76,268     85,118     80,794

        Total assets                     $1,273,909 $1,275,664 $1,256,232

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings               $  240,543 $  215,112 $  112,313
     Current portion of long-term debt       13,540      9,088      8,989
     Trade accounts payable                 137,987    127,055    150,330
     Other accrued liabilities              169,163    188,531    226,617

        Total current liabilities           561,233    539,786    498,249

  Long-term debt                            262,016    275,780    276,489
  Other long-term liabilities                90,023     85,973     88,384
        Total liabilities                   913,272    901,539    863,122

  Shareholders' Equity
     Common stock                            48,893     45,331     44,408
     Common stock non-voting                120,277    115,275    115,042
     Retained earnings                      233,994    246,163    264,309
     Foreign currency translation adj.      (42,527)   (32,644)   (30,649)

        Total shareholders' equity          360,637    374,125    393,110

        Total liabilities and
           shareholders' equity          $1,273,909 $1,275,664 $1,256,232

         See notes to condensed consolidated financial statements.

                                    (3)

                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                         Nine Months Ended
                                                        Aug. 31,   Aug. 31,
                                                          1998       1997

Cash flows from operating activities
 Net income                                             $ 53,750   $ 50,238
 Adjustments to reconcile net income to net cash
 provided by operating activities
  Non cash charges and credits
   Depreciation and amortization                          39,602     37,430
   Restructuring charges (credits)                           808     (3,340)
   Income from unconsolidated operations                  (5,168)    (5,426)
   Other                                                     828       (374)
  Changes in operating assets and liabilities
   Accounts receivable                                    33,518     22,380
   Inventories                                           (30,241)   (24,962)
   Prepaid allowances                                    (32,262)     8,806
   Accounts payable, trade                                (9,756)   (23,055)
   Other assets and liabilities                          (49,294)   (24,630)
Net cash provided by operating activities                  1,785     37,067

Cash flows from investing activities
 Capital expenditures                                    (44,530)   (36,890)
 Acquisitions of businesses                               (8,940)    (3,315)
 Proceeds from sale of assets                              1,759      2,576
 Other                                                      (977)    (3,380)
Net cash used in investing activities                    (52,688)   (41,009)

Cash flows from financing activities
 Short-term borrowings, net                              129,454    118,969
 Long-term debt borrowings                                 3,345          -
 Long-term debt repayments                               (10,441)   (10,892)
 Common stock issued                                      14,780      6,349
 Common stock acquired by purchase                       (53,824)   (90,367)
 Dividends paid                                          (35,299)   (34,329)
Net cash provided by (used in) financing activities       48,015    (10,270)

Effect of exchange rate changes on cash and
 cash equivalents                                         (1,678)     2,382

Decrease in cash and cash equivalents                     (4,566)   (11,830)
Cash and cash equivalents at beginning of period          13,500     22,418

Cash and cash equivalents at end of period              $  8,934   $ 10,588


          See notes to condensed consolidated financial statements.

                                    (4)

               McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


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

The results of consolidated operations for the three and nine month periods ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and profits are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58.1 million in 1996. This charge reduced net income by $39.6 million or $0.49 per share. In addition, there were additional charges directly related to the restructuring plan which could not be accrued in 1996. In the fourth quarter of 1994, the Company recorded a charge of $70.4 million for restructuring its business operations. Except for the realignment of some of the Company's overseas operations, this restructuring plan is complete.

In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans were completed or near completion and resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated, resulting in a restructuring credit of $9.5 million. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant, resulting in a restructuring charge of $5.7 million. Charges related to these initiatives included severance and personnel costs of $2.5 million and a $3.2 million writedown of assets to net realizable value.

The restructuring liability remaining at August 31, 1998 was $2.3 million for severance and personnel costs and other exit costs. The Company expects to have all restructuring programs completed in 1998.

                               (5)

Accounting and Disclosure Changes

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement, which will be adopted by the Company in the fourth quarter of fiscal 1998, does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements. The effect on the Company will be limited to the presentation of its disclosures.

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use" (SOP 98-1). This statement, which will be adopted by the Company in the fourth quarter of fiscal 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. Because the Company is substantially in compliance with the provisions of SOP 98-1, adoption of this statement will not have a material effect on its financial statements.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). This statement, which is effective for fiscal years beginning after December 15, 1998, requires that costs of start-up activities, including organization costs, be expensed as incurred. The Company does not anticipate that the adoption of SOP 98-5 will have a material impact on its financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share in accordance with the provisions of SFAS No. 128.
                             Three Months Ended  Nine Months Ended
                              8/31/98  8/31/97   8/31/98  8/31/97
                           (In thousands, except per share amounts)

Numerator:
  Net income from continuing
    operations                $21,450  $19,199   $53,750  $49,225
  Net income from discontinued
    operations                      -    1,013         -    1,013
  Net income                  $21,450  $20,212   $53,750  $50,238

                               (6)

                             Three Months Ended  Nine Months Ended
                              8/31/98  8/31/97   8/31/98  8/31/97

Denominator:
  Denominator for basic
  earnings per common share -
  weighted average shares      73,154   75,117    73,452   76,079

  Effect of dilutive
  securities:
    Stock options                 643      207       593      174
    Employee stock purchase
     plan                          59       11        52       15

  Denominator for diluted
  earnings per common share -
  weighted average shares      73,856   75,335    74,097   76,268

Earnings per common share -
basic and diluted
  Continuing operations         $0.29    $0.26     $0.73    $0.65
  Discontinued operations           -     0.01         -     0.01
Earnings per common share -
basic and diluted               $0.29    $0.27     $0.73    $0.66


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for fiscal years beginning after June 15, 1999, will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Company is currently evaluating the effect that implementation of SFAS No. 133 will have on its results of operations and financial position.

Financial Instruments

During the first quarter of 1998, the Company entered into a foreign currency option contract to sell Mexican pesos forward to hedge the net investment in its Mexican subsidiary and affiliate. This contract, which expires in December 1998, had a notional amount of $8.3 million at August 31, 1998.

During the third quarter of 1998, the Company entered into foreign currency forward contracts to buy Australian dollars forward to hedge a firm Australian dollar commitment. These contracts, which expire by August 1999, had a notional amount of $7.5 million at August 31, 1998. The Company also entered into foreign currency

                               (7)

option contracts to sell Canadian dollars forward to hedge anticipated transactions associated with the purchase of certain commodities. These contracts, which expire by February 1999, had a notional amount of $15.0 million at August 31, 1998.

As of August 31, 1998, the fair value of foreign currency forward and option contracts approximated the contract values.

In the second quarter of 1998, the Company entered into forward starting interest rate swap contracts to achieve a desired proportion of variable versus fixed rate debt. The forward starting interest rate swaps will hedge domestic variable rate debt which will be used to retire 8.95% notes due in July 2001.
Interest rate payments will be fixed at 6.35% until July 2011. The amounts paid or received on hedges related to debt will be recognized as an adjustment to interest expense. At August 31, 1998, the notional amount of the forward starting interest rate swaps was $75.0 million and the cost to settle the contracts was $3.1 million. The Company intends to hold the forward starting interest rate swaps until maturity.

The fair value of financial instruments is based on third-party market quotes. The Company does not hold or issue financial instruments for trading purposes.

Subsequent Event

On September 30, 1998, the Company initiated a reorganization of its Venezuelan business. The financial impact of this reorganization, which includes the sale or closure of various plant operations, will be recorded in the fourth quarter of 1998. The expected completion of this reorganization and all outstanding restructuring projects in the fourth quarter of 1998 will not have a material effect on the results of operations or financial condition of the Company.

                               (8)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the quarter ended August 31, 1998, the Company reported net income of $21.5 million versus $20.2 million for the comparable period last year. Basic and diluted earnings per share were $0.29 for the third quarter of 1998, compared to $0.27 last year. For the nine months ended August 31, 1998, the Company reported net income of $53.8 million versus $50.2 million for the comparable period last year. Basic and diluted earnings per share were $0.73 for the first nine months of 1998, compared to $0.66 last year.

During the third quarter of 1997, the Company recorded adjustments relating to a favorable revaluation of reserves for restructuring programs and discontinued operations and unfavorable adjustments at its Venezuelan operation, principally related to the correction of a prior period currency translation error. Excluding these items, net income for the third quarter and nine months ended August 31, 1997 was $19.9 million and $50.1 million, respectively, and basic and diluted earnings per share were $0.27 and $0.66 per share, respectively.

The increase in third quarter earnings as compared to last year was primarily due to increased sales and income in the U.S. food business. During the third quarter of 1998, the U.S. food business recorded a 10% sales increase and a comparable operating income increase due to distribution gains announced earlier this year and continued improved performance in the dry seasoning mix and core spice and herb businesses. Unfavorable currency exchange rates in a number of foreign markets and weakness in the plastic packaging business negatively impacted the third quarter of 1998.

During the third quarter of 1998, the Company purchased a line of wet and dry mustards, curry powders and various meal lines in Australia and Canada which will be marketed under the Keen's and Rice-a-Riso brand names.

Results of Operations

Net sales increased 5.2% for the quarter ended August 31, 1998 as compared to the corresponding period of 1997. The effect of foreign currency exchange rate changes, primarily in our Australian and Canadian operations, decreased sales by 1.7% compared to last year. Unit volume increased 2.8% as compared to last year, while the combined effects of price and product mix increased sales by 4.1%. Net sales increases in our U.S. consumer business were both volume and product mix related and were favorably impacted by distribution gains and improved performance in the dry seasoning mix and core spice and herb businesses. U.S. industrial and foodservice businesses were favorably impacted by volume growth, partially due to new distribution. Weak demand for customers' products from Asian countries as well as general market softness, principally for plastic tubes, contributed to volume declines in the packaging business.

                               (9)

For the nine months ended August 31, 1998, the 4.1% increase in net sales versus the prior year was mainly driven by a combination of price and mix changes. The effect of foreign currency exchange rate changes decreased sales by approximately 1% when compared to last year. Net sales improved compared to last year in all major operating groups except the packaging business. Increases were primarily due to a combination of price and mix changes in the U.S. food business.

Operating income as a percentage of net sales, excluding restructuring, increased to 8.8% from 7.7% for the quarter and increased to 7.7% from 7.2% for the nine months as compared to last year. Excluding the impact of adjustments at the Company's Venezuelan operation in the third quarter of 1997, operating income as a percentage of net sales for the third quarter and nine months ended August 31, 1997 was 8.5% and 7.5%, respectively.

Gross profit as a percentage of net sales increased to 32.9% from 32.8% for the third quarter as compared to last year. Without the impact of the Venezuelan operation adjustment in 1997, gross profit would have dropped 0.6% versus last year. Increased commodity pricing pressures and product and customer mix issues negatively impacted the U.S. industrial and foodservice businesses, while reduced volume in the packaging business reduced efficiencies. Margins were also negatively impacted, primarily in Australia and Canada, by increased commodity costs due to foreign currency exchange rate changes. These were partially offset by continued gross profit improvements in the U.S. consumer business, primarily due to a favorable product mix. For the nine months ended
August 31, 1998, gross profit as a percentage of net sales decreased to 32.5% from 32.9%. The gross profit percentage of most operating groups decreased versus last year, primarily due to commodity pricing pressures and other factors existing in the third quarter results as discussed above. While the future movement of commodity costs are uncertain, a variety of programs, including periodic commodity purchases and customer price adjustments, are being used by the Company to address these fluctuations.

For the third quarter, selling, general and administrative expenses increased in dollar terms versus last year mainly due to increased promotional spending within the U.S. consumer business, partially offset by lower earnings-based employee compensation costs. Selling, general, and administrative expenses as a percentage of sales decreased slightly in the third quarter and the nine months ended August 31, 1998 as compared to last year. Advertising and promotion expenses as a percentage of net sales were approximately equal to the prior year for both the third quarter and nine months ended August 31, 1998.

Interest expense for the third quarter and the first nine months of 1998 was up slightly as compared to last year primarily due to higher debt levels. Short-term borrowing rates in the third quarter of 1998 were slightly lower than the corresponding periods last year.

                              (10)

Other income for the third quarter of 1998 and 1997 included $1.8 and $2.0 million, respectively, of income from the three year non-compete agreement with Calpine Corporation, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc. For the first nine months of 1998 and 1997, $5.3 and $6.0 million, respectively, has been realized.

The Company's effective tax rate for the quarter and nine months ended August 31, 1998 was 36.0%, as compared to 39.3% and 37.9%, respectively, for the comparable periods in 1997. The decrease in the tax rate was due to tax planning initiatives associated with the Company's foreign operations and the non-deductibility of certain Venezuelan adjustments in 1997.

Income from unconsolidated operations decreased to $2.0 million in the third quarter of 1998 from $2.3 million in the comparable quarter last year. The decrease is due to our Mexican joint venture, which realized translation losses from the devaluation of the Mexican Peso, recognized in accordance with hyper-inflationary accounting rules. For the first nine months of 1998, income from unconsolidated operations is down slightly from last year.

Business Restructuring

In the third quarter of 1996, the Company began implementation of a restructuring plan and recorded a restructuring charge of $58.1 million in 1996. This charge reduced net income by $39.6 million or $0.49 per share. In addition, there were additional charges directly related to the restructuring plan which could not be accrued in 1996. In the fourth quarter of 1994, the Company recorded a charge of $70.4 million for restructuring its business operations. Except for the realignment of some of the Company's overseas operations, this restructuring plan is complete.

In the third quarter of 1997, the Company reevaluated its restructuring plans. Most of the actions under these plans were completed or near completion and resulted in losses being less than originally anticipated. In addition, an agreement in principal to dispose of an overseas food brokerage and distribution business with 6% of consolidated net sales was not consummated, resulting in a restructuring credit of $9.5 million. Concurrent with the reevaluation of restructuring plans, the Company initiated plans to streamline the food brokerage and distribution business and close a domestic packaging plant, resulting in a restructuring charge of $5.7 million. Charges related to these initiatives included severance and personnel costs of $2.5 million and a $3.2 million writedown of assets to net realizable value.

The restructuring liability remaining at August 31, 1998 was $2.3 million for severance and personnel costs and other exit costs.
The Company expects to have all restructuring programs completed in 1998.

                              (11)

Financial Condition

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities decreased from a cash inflow of $37.1 million at August 31, 1997 to a cash inflow of $1.8 million at August 31, 1998. Prepaid allowances increased as the Company added new distribution and completed a period of numerous customer renewals in the first half of 1998. In addition, other accrued liabilities were negatively impacted by increased tax payments and earnings-based employee compensation costs.

Investing activities used cash of $52.7 million in the first nine months of 1998 versus $41.0 million in the comparable period of 1997. Capital expenditures were greater than last year primarily due to the implementation of certain projects to support new distribution in the retail and foodservice businesses and existing customer growth in the industrial business. Acquisitions of businesses in 1998 are for the purchase of a line of wet and dry mustards, curry powders and various meal lines in Australia and Canada which will be marketed under the Keen's and Rice-a-Riso brand names.

Cash flows from financing activities include the purchase of 0.5 million shares of common stock under the Company's previously announced 10 million share buyback program. To date 8.6 million shares have been repurchased under this program.

The Company's ratio of debt to total capital was 58.9% as of August 31, 1998, up from 57.2% at August 31, 1997 and 50.3% at
November 30, 1997. The increase was due primarily to the effect of the stock buyback program, combined with higher working capital requirements.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

Year 2000

The year 2000 (Y2K) issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Absent corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in miscalculations or system failures, significantly impacting the ability to operate our businesses.

The Company's work on the Y2K compliance program began in 1996. An internal Y2K team, working with outside consultants, developed a process to identify and correct Y2K issues. As a result of this process, the Company has inventoried and assessed all systems and developed remediation programs where needed for all business-critical information technology applications. Implementation of remediation programs for these applications is substantially complete and compliance testing continues. It is expected that this process will be complete by the middle of 1999.

                              (12)

The Company is investigating the Y2K compliance status of suppliers, customers and other third parties. All third parties have been contacted to determine their status. For certain business-critical third parties with key system interfaces, additional compliance attainment efforts, including interface testing, have been undertaken. All business-critical third parties have stated they will be Y2K compliant on a timely basis.

Since the compliance program began, the Company has incurred approximately $8.8 million in expenses, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses of approximately $4.6 million through 2000 to be compliant. In addition, the Company has procured replacement systems that, in addition to being Y2K compliant, provide enhanced capability to benefit future operations. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet the expected funding requirements.

Although the Company believes it is taking the appropriate steps to achieve Y2K compliance, noncompliant third party systems could cause disruptions to various business activities and significant additional costs. Contingency plans are being developed to mitigate this risk.

Forward-Looking Information

Certain statements contained in this report, including expected commodity price fluctuations, cost recovery program results, restructuring and Y2K compliance program spending levels and completion timing, and cost and benefit estimates for the Venezuelan reorganization are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Because forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results, operating results could be materially affected by external factors such as: actions of competitors, customer relationships, Y2K preparedness of significant external parties, demand for certain operating assets in Venezuela, fluctuations in the cost and availability of supply chain resources and foreign economic conditions, including currency rate fluctuations and inflation rates.

                              (13)

                   Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits              See Exhibit Index at page 16
                                     of this Report on Form 10-Q.

          (b)  Reports on Form 8-K.  None.


                              (14)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date:   October 14, 1998      By: /s/ Francis A. Contino
                                  Francis A. Contino
                                  Executive Vice President
                                  & Chief Financial Officer



Date:   October 14, 1998      By: /s/ J. Allan Anderson
                                  J. Allan Anderson
                                  Vice President & Controller



                              (15)


                          Exhibit Index

Item 601
Exhibit
Number                             Reference or Page

(2)  Plan of acquisition,          Not applicable.
     reorganization, arrangement,
     liquidation or succession.

(3)  Articles of Incorporation and By-Laws

     Restatement of Charter of     Incorporated by reference from
     McCormick & Company,          Registration Form S-8,
     Incorporated dated April 16,  Registration No. 33-39582 as
     1990.                         filed with the Securities and
                                   Exchange Commission on
                                   March 25, 1991.

     Articles of Amendment to      Incorporated by reference from
     Charter of McCormick &        Registration Form S-8
     Company, Incorporated         Registration Statement
     dated April 1, 1992.          No. 33-59842 as filed with
                                   the Securities and Exchange
                                   Commission on March 19, 1993.

     By-laws of McCormick &        Incorporated by reference from
     Company, Incorporated -       Registrant's Form 10-Q for the
     Restated and Amended as       quarter ended May 31, 1996 as
     of June 17, 1996.             filed with the Securities and
                                   Exchange Commission on
                                   July 12, 1996.

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

(10) Material contracts.           Not applicable.

(11) Statement re computation      Not applicable.
     of per share earnings.


                              (16)


                          Exhibit Index
                           (continued)
Item 601
Exhibit
Number                             Reference or Page

(15) Letter re unaudited interim   Not applicable.
     financial information.

(18) Letter re change in           Not applicable.
     accounting principles.

(19) Report furnished to           Not applicable.
     security holders.

(22) Published report regarding    Not applicable.
     matters submitted to vote
     of security holders.

(23) Consent of experts.           Not applicable.

(24) Power of attorney.            Not applicable.

(27) Financial Data Schedule       Submitted in electronic
                                   format only.

(99) Additional exhibits.          Not applicable.


                              (17)