Form 10-K
period 1998-11-30
MCCORMICK & CO INC
filed 1999-02-24
CIK 63754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 1998         Commission file number 0-748
-------------------------------------------         ----------------------------

                        MCCORMICK & COMPANY, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                  52-0408290
    (State of incorporation)                (I.R.S. Employer Identification No.)

      18 Loveton Circle

           SPARKS, MARYLAND                                21152
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (410) 771-7301
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE
                                                            -----------------

Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK, NO PAR VALUE             COMMON STOCK NON-VOTING, NO PAR VALUE
  --------------------------             -------------------------------------
      (Title of Class)                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /_/

The aggregate market value of the voting stock held by non-affiliates of the registrant . . . . . . . . $190,014,220

The aggregate market value of the non-voting stock held by non-affiliates of the registrant . . . . . . .$1,848,713,670

The aggregate market value indicated above was calculated as follows:
The number of shares of voting stock and non-voting stock held by non-affiliates of the registrant as of January 29, 1999 was 6,441,160 and 62,668,260 respectively. This number excludes shares held by the McCormick Profit Sharing Plan and its Trustees, the McCormick Pension Plan and its Trustees, and the directors and officers of the registrant, who may or may not be affiliates. This number was then multiplied by the closing price of the stock as of January 29, 1999, $29.50.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


       CLASS           NUMBER OF SHARES OUTSTANDING                   DATE
Common Stock                   9,486,643                             1/29/99
Common Stock Non-Voting       62,931,803                             1/29/99


                   DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                                 PART OF 10-K INTO WHICH INCORPORATED
Registrant's 1998 Annual Report to Stockholders............................ Part I, Part II, Part IV
Registrant's Proxy Statement dated 2/17/99................................. Part III, Part IV
Registrant's Proxy Statement dated 2/18/98................................. Part IV

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

         The Registrant's Annual Report to Stockholders for 1998, which is enclosed as Exhibit 13, contains a description of the general development, during the last fiscal year, of the business of the Registrant, which was formed in 1915 under Maryland law as the successor to a business established in 1889. Pages 5 through 18 of that Report are incorporated by reference. Unless otherwise indicated, all references to amounts in this Report or in the Registrant's Annual Report to Stockholders for 1998 are amounts from continuing operations. The Registrant's net sales increased 4.4% in 1998 to $1.9 billion.

         The Registrant operates in two business segments, Food Products and Packaging Products, and has disclosed in Note 12 of the Notes to Consolidated Financial Statements on pages 29 and 30 of its Annual Report to Stockholders for 1998, which Note is incorporated by reference, the financial information about the business segments required by this Item.

         The Registrant's Annual Report to Stockholders for 1998 sets forth a description of the business conducted by the Registrant on pages 8 through 18. Those pages of the Registrant's Annual Report are incorporated by reference.

PRINCIPAL PRODUCTS/MARKETING

         Spices, seasonings, flavorings, and other specialty food products are the Registrant's principal products. The Registrant also manufactures and markets plastic bottles and tubes for food, personal care and other products, primarily in the United States. The net sales value of each of these product segments is set forth in Note 12 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Registrant's Annual Report to Stockholders for 1998, which Note is incorporated by reference. No other products or classes of similar products or services contributed as much as 10% to consolidated net sales during the last three fiscal years.

         The Registrant markets its consumer products and foodservice products through its own sales organization, food brokers and distributors. In the industrial market, sales are made mostly through the Registrant's own sales force. The Registrant markets its packaging products through its own sales force and distributors.

RAW MATERIALS

         Many of the spices and herbs purchased by the Registrant are imported into the United States from the country of origin, although significant quantities of some materials, such as paprika, dehydrated vegetables, onion and garlic, and food ingredients other than spices and herbs, originate in the United States. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from the countries of origin. Some of the imported materials are purchased from dealers in the United States. The principal purpose of such purchases is to satisfy the Registrant's own needs. In addition, the Registrant also purchases cheese and dairy powders from U.S. sources for use in many industrial products.

         The raw materials most important to the Registrant are onion, garlic and capsicums (paprika and chili peppers), most of which originate in the United States, black pepper, most of which originates in India, Indonesia, Malaysia and Brazil, vanilla beans, which the Registrant obtains from the Malagasy Republic and Indonesia and cheese and dairy powders, most of which originate in the United States. The Registrant does not anticipate any material restrictions or shortages on the availability of raw materials which would have a significant impact on the Registrant's business in the foreseeable future.


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

WORKING CAPITAL

         In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. In common with other companies, the Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. Note 3 of the Notes to Consolidated Financial Statements on pages 24 and 25 of the Registrant's Annual Report to Stockholders for 1998 and pages 14 and 15 of the Registrant's Annual Report to Stockholders for 1998, which pages are incorporated by reference, set forth a description of the Registrant's liquidity and capital resources.

CUSTOMERS

         The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1998. In the same year, sales to the five largest customers represented approximately 22% of consolidated net sales.

BACKLOG ORDERS

         The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole.

GOVERNMENT CONTRACTS

         No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION

         The Registrant is a leader in the manufacture and sale of spices, seasonings and flavorings and competes in a geographic market which is global and highly competitive. For further discussion, see pages 8 through 18 of the Registrant's Annual Report to Stockholders for 1998, which pages are incorporated by reference.

RESEARCH AND QUALITY CONTROL

         The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1998, 1997 and 1996 were approximately $38.9 million, $37.7 million and $35.7 million, respectively. Of these amounts, expenditures for research and development amounted to $16.9 million in 1998, $16.1 million in 1997 and $12.2 million in 1996. The amount spent on customer-sponsored research activities is not material.

ENVIRONMENTAL REGULATIONS

         Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. No material capital expenditures for environmental control facilities are expected to be made during this fiscal year or the next.

EMPLOYEES

         The Registrant had on average approximately 7,600 employees during fiscal year 1998.

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

         Note 12 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Registrant's Annual Report to Stockholders for 1998, and pages 12 through 18 of the Registrant's Annual Report to Stockholders for 1998 contain the information required by subsection (d) of Item 101 of Regulation S-K, which pages are incorporated by reference.

FORWARD-LOOKING INFORMATION

         For a discussion of forward-looking information, see page 18 of the Registrant's Annual Report to Stockholders for 1998, which page is incorporated be reference.

ITEM 2.  PROPERTIES

         The location and general character of the Registrant's principal plants and other materially important physical properties are as follows:

         (a) Consumer Products

         A plant is located in Hunt Valley, Maryland on approximately 52 acres in the Hunt Valley Business Community. This plant, which contains approximately 540,000 square feet, is used for processing spices and other food products. There is an approximately 110,000 square foot office building located in Hunt Valley, Maryland which is the headquarters for the Registrant's consumer products division. Also in Hunt Valley, Maryland is a facility of approximately 107,000 square feet which contains the Registrant's printing operations and a warehouse. All of these facilities are owned in fee. A plant of approximately 370,000 square feet and a distribution center of approximately 325,000 square feet are located in Salinas, California and a plant of approximately 108,000 square feet is located in Commerce, California. Both of the plants are owned in fee; the distribution center is leased. These facilities are used for milling, processing, packaging, and distributing spices and other food products.

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

         (d) Packaging Products

         The Registrant has three principal plants which are devoted to the production of plastic products. A plant of approximately 273,000 square feet is located in Anaheim, California and a plant of approximately 221,000 square feet is located in Easthampton, Massachusetts. Both of these facilities are owned in fee. A plant of approximately 203,000 square feet is located in Cranbury, New Jersey and is leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of Registrant's fiscal year 1998 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant has disclosed at pages 14 and 15 of its Annual Report to Stockholders for 1998, which pages are incorporated by reference, the information relating to the market, market quotations, and dividends paid on Registrant's common stocks required by this Item.

         The approximate number of holders of common stock of the Registrant based on record ownership as of January 29, 1999 was as follows:


                                              Approximate Number
                  Title of Class              of Record Holders
                  --------------              -----------------
   Common Stock, no par value                        2,000
   Common Stock Non-Voting,  no par value           10,000

ITEM 6.  SELECTED FINANCIAL DATA

The Registrant has disclosed the information required by this Item in the line items for 1994 through 1998 entitled "Net sales," "Net income - continuing operations," "Earnings per share - diluted - continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" on page 32 of its Annual Report to Stockholders for 1998, which page is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Registrant's Annual Report to Stockholders for 1998 at pages 12 through 18 contains a discussion and analysis of the Registrant's financial condition and results of operations for the three fiscal years ended November 30, 1998. Said pages are incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

         The Registrant's Annual Report to Stockholders for 1998 at pages 16 and 17 contains the quantitative and qualitative disclosures about market risk. Said pages are incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data for McCormick & Company, Incorporated are included on pages 19 through 30 of the Registrant's Annual Report to Stockholders for 1998, which pages are incorporated by reference. The report of independent auditors from Ernst & Young LLP on such financial statements is included on page 31 of the Registrant's Annual Report to Stockholders for 1998, which page is incorporated by reference. The supplemental schedule for 1996, 1997 and 1998 is included on page 15 of this Report on Form 10-K.

         The unaudited quarterly data required by Item 302 of Regulation S-K is included in Note 14 of the Notes to Consolidated Financial Statements at page 30 of the Registrant's Annual Report to Stockholders for 1998, which Note is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No response is required to this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 17, 1999, which sets forth the information required by this Item at pages 3 through 7 which pages are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson, Christopher J. Kurtzman, Robert C. Singer, Robert W. Skelton and Gordon M. Stetz, Jr. are also executive officers of the Registrant.

         Mr. Anderson is 52 years old and has had the following work experience during the last five years: 1/92 to present - Vice President and Controller.

         Mr. Kurtzman is 46 years old and has had the following work experience during the last five years: 2/96 to present - Vice President and Treasurer; 5/94 to 2/96 - Assistant Treasurer-Domestic; 9/90 to 5/94 - Assistant
Treasurer-Investor Relations & Financial Services.

         Mr. Singer is 43 years old and has had the following work experience during the last five years: 6/98 to present - Vice President and Chief Financial Officer - Global Industrial Group; 3/96 to 6/98 - Vice President - Acquisitions and Financial Planning; 5/94 to 3/96 - Vice President of Finance - McCormick Flavor Division; 12/91 to 5/94 - Vice President of Finance - International Group.

         Mr. Skelton is 51 years old and has had the following work experience during the last five years: 6/97 to present - Vice President, General Counsel and Secretary; 4/96 to 6/97 - Vice President and General Counsel; 1/84 to 4/96 - Assistant Secretary and Associate General Counsel.

         Mr. Stetz is 38 years old and has had the following work experience during the last five years: 6/98 to present - Vice President, Acquisitions and Financial Planning; 2/95 to 6/98 - Assistant Treasurer, Investor
Relations/Financial Services; 1/93 to 2/95 - Manager, Acquisitions and Financial Planning.

ITEM 11.  EXECUTIVE COMPENSATION

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 17, 1999, which sets forth the information required by this Item at pages 7 through 18, which pages are incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 17, 1999, which sets forth the information required by this Item at pages 2 through 6, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 17, 1999, which sets forth the information required by this Item at page 7, which page is incorporated by reference.

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

                  3. The exhibits which are filed as a part of this Form and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages 16 and 17 of this Report.

         (b) The Registrant filed no reports during the last quarter of its fiscal year 1998 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MCCORMICK & COMPANY,  INCORPORATED

By:
/s/  Robert J. Lawless      President & Chief Executive Officer     February 15, 1999
Robert  J. Lawless


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Robert J. Lawless       President & Chief Executive Officer     February 15, 1999
Robert  J. Lawless


Principal Financial Officer:

/s/ Francis A. Contino      Executive Vice President &              February 15 , 1999
Francis A. Contino          Chief Financial Officer

Principal Accounting Officer:

/s/ J. Allan Anderson       Vice President & Controller             February 15, 1999
J. Allan Anderson

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:


THE BOARD OF DIRECTORS:                                             DATE:

/s/ James T. Brady                                                  February 15, 1999
James T. Brady

/s/ Francis A. Contino                                              February 15, 1999
Francis A. Contino

/s/ James S. Cook                                                   February 15, 1999
James S. Cook

/s/ Robert G. Davey                                                 February 15, 1999
Robert G. Davey

/s/ Edward S. Dunn, Jr.                                             February 15, 1999
Edward S. Dunn,  Jr.

/s/ Freeman A. Hrabowski, III                                       February 15, 1999
Freeman A. Hrabowski, III

/s/ Robert J. Lawless                                               February 15, 1999
Robert  J. Lawless

/s/ Charles P. McCormick, Jr.                                       February 15, 1999
Charles P. McCormick, Jr.

/s/ George V. McGowan                                               February 15, 1999
George V. McGowan

/s/ Carroll D. Nordhoff                                             February 15, 1999
Carroll D. Nordhoff

/s/                                                                 February 15, 1999
Robert W. Schroeder



/s/ William E. Stevens                                              February 15, 1999
William E. Stevens

/s/ Karen D. Weatherholtz                                           February 15, 1999
Karen D. Weatherholtz


                              CROSS REFERENCE SHEET

PART                                 ITEM                     REFERENCED MATERIAL/PAGE(S)

PART I
          Item 1.                    Business                 Registrant's 1998 Annual Report to
                                                              Stockholders/Pages 5-18, 24- 25 and 29-30.

          Item 2.                    Properties
                                                              None.

          Item 3.                    Legal Proceedings        None.

          Item 4.                    Submission of            None.
                                     Matters to a Vote
                                     of Security Holders.

PART II
          Item 5.                    Market for the           Registrant's 1998 Annual Report to
                                     Registrant's Common      Stockholders/Pages 14-15.
                                     Equity and Related
                                     Stockholder Matters.


          Item 6.                    Selected Financial       Registrant's 1998 Annual Report
                                     Data.                    to Stockholders/Page 32.


          Item 7.                    Management's             Registrant's 1998 Annual Report to Stockholders/Pages 12-18.
                                     Discussion and
                                     Analysis of Financial
                                     Condition and Results
                                     of  Operations.

          Item 7A.                   Quantitative and         Registrant's 1998 Annual Report to Stockholders/Pages 16-17.
                                     Qualitative
                                     Disclosures About
                                     Material Risk.

          Item 8.                    Financial                Registrant's 1998 Annual Report to Stockholders/Pages 19-31 and
                                     Statements and           Page 15 of this Report.
                                     Supplementary Data.

          Item 9.                    Changes in and           None.
                                     Disagreements with
                                     Accountants on
                                     Accounting and
                                     Financial Disclosure.

PART III

          Item 10.                   Directors and            Registrant's Proxy Statement dated February 17, 1999/Pages
                                     Executive Officers       3-7.
                                     of the Registrant.

          Item 11.                   Executive                Registrant's Proxy Statement dated February 17, 1999/Pages
                                     Compensation.            7-18.

          Item 12.                   Security Ownership       Registrant's Proxy Statement dated February 17, 1999/Pages
                                     of Certain Beneficial    2-6.
                                     Owners and
                                     Management.

          Item 13.                   Certain                  Registrant's Proxy Statement dated February 17, 1999/Page 17.
                                     Relationships and
                                     Related Transactions.

PART IV

          Item 14.                   Exhibits, Financial      See Exhibit Index pages 16 and 17 and the Table of
                                     Statement Schedules      Contents at page 14 of this Report.
                                     and Reports on Form
                                     8-K.

                        MCCORMICK & COMPANY, INCORPORATED

                    TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant's 1998 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

         Consolidated Balance Sheet, November 30, 1998 and 1997
         Consolidated Income Statement for the Years Ended November 30, 1998,
             1997 and 1996.
         Consolidated Statement of Shareholders' Equity for the Years Ended
             November 30, 1998, 1997 and 1996.
         Consolidated Statement of Cash Flows for the Years Ended November 30,
             1998, 1997 and 1996.
         Notes to Consolidated Financial Statements, November 30, 1998
         Report of Independent Auditors

Included in Part IV of This Annual Report:

         Supplemental Financial Schedules:
         II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

         * PURSUANT TO RULE 12B-23 ISSUED BY THE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, A COPY OF THE 1998 ANNUAL REPORT TO STOCKHOLDERS OF THE REGISTRANT FOR ITS FISCAL YEAR ENDED NOVEMBER 30, 1998 ACCOMPANIES THIS ANNUAL REPORT ON FORM 10-K.

                                              Supplemental Financial Schedule II
                                                       Consolidated

                       McCORMICK & COMPANY, INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

-----------------------------------------------------------------------------------------
         Column A                      Column B     Column C     Column D       Column E

                                       Balance      Additions                   Balance
                                      Beginning     Costs and    Deductions     at End
        Description                   of Year       Expenses                   of Year
-----------------------------------------------------------------------------------------
Year ended November 30, 1998
Allowance for doubtful receivables      $3.7        $1.3          $1.0 (1)       $4.0

Year ended November 30, 1997
Allowance for doubtful receivables      $3.5        $1.0          $0.8 (1)       $3.7

Year ended November 30, 1996
Allowance for doubtful receivables      $2.5        $1.7          $0.7 (1)       $3.5


Note:
(1) Accounts written off net of recoveries.

                                  EXHIBIT INDEX

ITEM 601
EXHIBIT
NUMBER                                            REFERENCE OR PAGE

(2)      Plan of acquisition, reorganization,
         arrangement, liquidation or
         succession                               Not applicable.

(3)      Articles of Incorporation and By-Laws    Incorporated by reference from
         Restatement of Charter of McCormick      Registration Form S-8, Registration No.
         & Company,  Incorporated dated           33-39582 as filed with the Securities
         April 16, 1990                           and Exchange Commission on March 25,
                                                  1991.

         Articles of Amendment to Charter of      Incorporated by reference from
         McCormick & Company, Incorporated        Registration Form S-8 Registration
         dated April 1, 1992                      Statement No. 33-59842 as filed with
                                                  the Securities and Exchange Commission
                                                  on March 19, 1993.

         By-laws  of McCormick & Company,         Incorporated by reference from
         - Restated and Amended                   Registrant's Form 10-Q Incorporated for
         as of June 17, 1996                      the quarter ended May 31, 1996 as filed
                                                  with the Securities and Exchange
                                                  Commission on July 12, 1996.

 (4)     Instruments defining the rights of       With respect to rights of securities,
         security holders, including indentures   see Exhibit 3 (Restatement of Charter).
                                                  No instrument of Registrant with
                                                  respect to long-term debt involves an
                                                  amount of authorized securities which
                                                  exceeds 10 percent of the total assets
                                                  of the Registrant and its subsidiaries
                                                  on a consolidated basis. Registrant
                                                  agrees to furnish a copy of any such
                                                  instrument upon request of the
                                                  Commission.

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

         v) Mid-Term Incentive Program provided to a limited number of senior executives, a description of which is incorporated by reference from pages 19 and 20 of the Registrant's definitive Proxy Statement dated February 18, 1998, as filed with the Commission on February 17, 1998, which pages are incorporated by reference.

         vi) Amendment to the Letter Agreement between Registrant and Charles P. McCormick, Jr. effective December 1, 1998, which letter is attached as Exhibit 10.1 of this Report on Form 10-K.


(11)     Statement re computation of per-share earnings.    Not applicable.

(12)     Statements re computation of ratios.               Pages 14 and 15 of Exhibit 13.

(13)     Annual Report to Security Holders

         McCormick & Company, Incorporated                  Submitted in electronic format.
         Annual Report to Stockholders for 1998

(16)     Letter re change in certifying                     Not applicable.
         accountant

(18)     Letter re change in accounting principles          Not applicable.

(21)     Subsidiaries of the Registrant                     Page 34 of Exhibit 13.

(22)     Published report regarding matters                 Not applicable.
         submitted to vote of securities holders

(23)     Consent of independent auditors                    Attached to this Report on Form 10-K.

(24)     Power of attorney                                  Not applicable.

(27)     Financial Data Schedule                            Submitted in electronic format only.

(99)     Additional exhibits                                Registrant's definitive Proxy Statement dated
                                                            February 17, 1999