Form 10-Q
period 1999-02-28
MCCORMICK & CO INC
filed 1999-04-13
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  February 28, 1999   Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                          March 31, 1999

     Common Stock                             9,460,850

     Common Stock Non-Voting                 61,987,230

                       McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                             February 28, 1999



                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Income Statement                     2


       Condensed Consolidated Balance Sheet                        3


       Condensed Consolidated Statement of Cash Flows              4


       Notes to Condensed Consolidated Financial Statements        5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                            11


Part II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                        13


Exhibit Index                                                     14

                    PART I - FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS

                   McCORMICK & COMPANY, INCORPORATED
          CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                (In Thousands Except Per Share Amounts)


                                           Three Months Ended
                                               February 28,
                                          1999             1998

Net sales                               $441,543         $415,202

  Cost of goods sold                     296,204          282,030

Gross profit                             145,339          133,172

  Selling, general and
    administrative expense               112,678          103,143

Operating income                          32,661           30,029

  Interest expense                         8,134            8,389

  Other (income) expense, net             (1,095)          (1,515)

Income before income taxes                25,622           23,155

  Income taxes                             9,198            8,336

Net income from consolidated
  operations                              16,424           14,819

  Income from unconsolidated operations    1,746            1,390

Net income                              $ 18,170         $ 16,209

Earnings per common share - basic
  and diluted                               $.25             $.22

Cash dividends declared per
  common share                              $.17             $.16



       See notes to condensed consolidated financial statements.







                                  (2)
                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                           February   February    November
                                           28, 1999   28, 1998    30, 1998
                                          (Unaudited)(Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 16,071   $  8,360   $ 17,711
     Accounts receivable, net               176,367    171,214    212,804
     Inventories
        Raw materials and supplies          108,678    126,980    112,254
        Finished products and work-in
          process                           137,714    141,153    138,639
                                            246,392    268,133    250,893
     Other current assets                    21,518     24,926     22,325

        Total current assets                460,348    472,633    503,733

  Property, plant and equipment             725,326    700,367    723,323
  Less: Accumulated depreciation           (353,117)  (320,127)  (346,291)
     Total property, plant and
      equipment, net                        372,209    380,240    377,032

  Intangible assets, net                    156,761    154,658    160,901
  Prepaid allowances                        153,729    150,243    143,722
  Other assets                               74,119     79,749     73,665

        Total assets                     $1,217,166 $1,237,523 $1,259,053

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $173,650   $178,209   $139,140
     Current portion of long-term debt       17,114     15,782     24,539
     Trade accounts payable                 140,020    128,998    145,829
     Other accrued liabilities              171,615    181,510    208,426

        Total current liabilities           502,399    504,499    517,934

  Long-term debt                            247,956    266,526    250,363
  Other long-term liabilities                99,225     88,669    102,585
        Total liabilities                   849,580    859,694    870,882

  Shareholders' Equity
     Common stock                            49,674     47,404     48,991
     Common stock non-voting                120,040    118,006    120,019
     Retained earnings                      245,744    247,274    262,346
     Accumulated other comprehensive income (47,872)   (34,855)   (43,185)

        Total shareholders' equity          367,586    377,829    388,171

        Total liabilities and
           shareholders' equity          $1,217,166 $1,237,523 $1,259,053

         See notes to condensed consolidated financial statements.
                                  (3)
                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                       Three Months Ended
                                                           February 28,
                                                         1999      1998

Cash flows from operating activities
 Net income                                            $ 18,170   $ 16,209
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
    Depreciation and amortization                        13,563     13,029
    Income from unconsolidated operations                (1,746)    (1,390)
    Other                                                   186       (102)
    Changes in operating assets and liabilities
     Receivables                                         34,838     44,499
     Inventories                                          3,206    (18,375)
     Prepaid allowances                                  (9,917)   (19,299)
     Trade accounts payable                              (4,829)   (20,179)
     Other assets and liabilities                       (37,775)   (43,603)
Net cash provided by (used in) operating activities      15,696    (29,211)

Cash flows from investing activities
 Capital expenditures                                    (9,756)   (13,600)
 Proceeds from sale of assets                                29        478
 Other                                                      159         (9)
Net cash used in investing activities                    (9,568)   (13,131)

Cash flows from financing activities
 Short-term borrowings, net                              28,002     66,120
 Long-term debt borrowings                                  -           48
 Long-term debt repayments                               (1,861)    (1,963)
 Common stock issued                                      2,578      7,566
 Common stock acquired by purchase                      (24,315)   (23,037)
 Dividends paid                                         (12,330)   (11,813)
Net cash (used in) provided by financing activities      (7,926)    36,921

Effect of exchange rate changes on cash and
  cash equivalents                                          158        281

Decrease in cash and cash equivalents                    (1,640)    (5,140)
Cash and cash equivalents at beginning of period         17,711     13,500

Cash and cash equivalents at end of period             $ 16,071   $  8,360



          See notes to condensed consolidated financial statements.




                                  (4)
               McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands Except As Otherwise Noted)
                           (Unaudited)

1.  ACCOUNTING POLICIES

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

The results of consolidated operations for the three month period ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.


Accounting and Disclosure Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company will adopt this statement in 1999. Adoption of this standard will not impact the Company's results of operations and financial position and will be limited to the presentation of its disclosures.

In the first quarter of 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. The Company's comprehensive income for all periods presented consisted primarily of net income and foreign currency translation adjustments. Amounts in prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

In the first quarter of 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify
                               (5)

as hedges under the new standard are adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value is immediately recognized in earnings. Adoption of SFAS No. 133 did not have a material impact on the Company's results of operations and financial position.


2.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share."

                                               Three Months Ended
                                                  February 28,
                                                 1999      1998
                                                  (In Thousands)

Average shares outstanding - basic              72,326    73,753

  Effect of dilutive securities:
    Stock options and
    Employee stock purchase plan                   627       530

 Average shares outstanding - diluted           72,953    74,283

3.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income in accordance with the provisions of SFAS No. 130.

                                               Three Months Ended
                                                  February 28,
                                                 1999     1998
                                                  (In Thousands)

    Net income                                 $18,170   $16,209
    Other comprehensive loss:
     Foreign currency
      translation adjustments                   (4,356)   (4,206)
    Other                                         (331)        -

 Comprehensive income                          $13,483   $12,003

4.  SUBSEQUENT EVENT

On March 18, 1999, the Company announced a new repurchase program to buy back up to $250 million of the Company's outstanding stock from time to time in the open market. The Company's most recent repurchase program (10 million shares) was completed in March 1999.
                               (6)

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (In Thousands Except As Otherwise Noted)

OVERVIEW

For the quarter ended February 28, 1999, the Company reported net income of $18.2 million versus $16.2 million for the comparable period last year. Basic and diluted earnings per share were $.25 for the first quarter of 1999 compared to $.22 last year.

The increase in net income as compared to last year is primarily due to increased sales in the Company's worldwide consumer food business, which experienced 10% sales growth and a comparable operating income increase. Improvements were experienced in each of the Company's major consumer food markets. The U.S. Consumer business' branded dry seasoning mix (DSM) and spice and herb businesses were favorably impacted by promotional and marketing programs and distribution gains.

RESULTS OF OPERATIONS

Net sales for the quarter ended February 28, 1999 increased 6.3% over the corresponding quarter of 1998. The effect of foreign currency exchange rate changes, primarily in our Canadian and Mexican operations, decreased sales by slightly over 1% compared to last year. Unit volume increased 5.3% as compared to last year, while the combined effects of price and product mix increased sales by 2.1%. The worldwide consumer food business experienced 10% sales growth versus last year, primarily due to volume growth in each of the Company's major consumer food markets. The U.S. Consumer business experienced continued growth in the branded DSM and spice and herb businesses, primarily due to promotional and marketing programs and distribution gains. The Company's industrial and food service businesses were favorably impacted by both volume growth and a combination of price and product mix changes. Packaging sales were up slightly versus the prior year due to volume increases.

Operating income as a percentage of net sales increased to 7.4% from 7.2% in the first quarter of last year.

Gross profit as a percentage of net sales increased to 32.9% from 32.1% in the first quarter of last year. This increase was generated by additional sales from the higher margin U.S. Consumer business, especially in the branded DSM and spice and herb businesses. The continued shift from private label to branded products contributed to this increase. Customer mix and raw material pricing pressures negatively impacted the industrial and food service businesses, while Packaging experienced competitive pricing pressures versus the comparable period of the prior year.

Selling, general and administrative expenses increased in the first quarter as compared to last year in both dollar terms and as a percentage of net sales. This increase was primarily due to increased promotional spending within the U.S. Consumer business.
                               (7)

Interest expense for the quarter decreased by $.3 million versus last year due to lower debt levels and interest rates.

Other income in 1999 and 1998 includes $1.2 million and $1.8 million, respectively, of income from the three year non-compete agreement with Calpine Corporation, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc.

The Company's effective tax rate for the first quarter of 1999 was 35.9% as compared to 36.0% in the first quarter of last year.

Income from unconsolidated operations increased to $1.7 million in the first quarter of 1999 from $1.4 million in the comparable quarter last year. The increase is due to additional sales and net income related to Signature Brands, which operates our Cake Mate business, and lower translation losses at our Mexican joint venture. In the first quarter of 1998, translation losses from the devaluation of the Mexican peso were recognized in accordance with hyper-inflationary accounting rules. As of January 1, 1999, Mexico was no longer considered a hyper-inflationary economy.

MARKET RISK SENSITIVITY

Foreign Currency

In the first quarter of 1999, a Mexican peso option contract with a notional value of $9.0 million matured. Also in the first quarter of 1999, the Company entered into a foreign currency forward contract to sell Mexican pesos. This contract, which expires in 1999, had a notional value of $2.3 million as of February 28, 1999.

The fair value of the Company's entire portfolio of forward and option contracts was $0.5 million as of February 28, 1999.

Interest Rates

The cost to settle the Company's forward starting interest rate swaps was $0.5 million as of February 28, 1999. The Company intends to hold the interest rate swaps until maturity.


FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities increased from a cash outflow of $29.2 million at February 28, 1998 to a cash inflow of $15.7 million at February 28, 1999.

This increase is primarily due to changes in working capital components. Inventory levels were favorably impacted by increased focus on supply chain management. While higher net sales also contributed to the inventory decrease, increased receivables were realized versus the comparable period of 1998. Although customer renewals and distribution gains increased the balance of prepaid allowances versus February 28, 1998 and November 30, 1998, cash

                               (8)
outflows during the comparable period decreased due to a higher level of customer renewals experienced in the first quarter of 1998. Accounts payable was favorably impacted by the increased focus on working capital management.

Investing activities used cash of $9.6 million in the first quarter of 1999 versus $13.1 million in the comparable quarter of 1998. Capital expenditures decreased versus the prior year because 1998 contained expenditures to implement projects to support new distribution in several businesses and the consolidation of Packaging facilities. The Company continued its efforts to limit capital expenditures to depreciation levels.

Cash flows from financing activities include the purchase of
0.8 million shares of common stock under the Company's previously announced 10 million share buyback program. Through February 28, 1999, 9.8 million shares were repurchased under this program. This repurchase program was completed in March 1999.

The Company's ratio of debt to total capital was 54.4% as of February 28, 1999, down slightly from 54.9% at February 28, 1998 and up from 51.6% at November 30, 1998. The increase since year end was due to the Company's historical trend of lower income in the first half of the fiscal year and the effect of the stock buyback program, partially offset by better working capital management.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.


YEAR 2000

The Year 2000 (Y2K) issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Without corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in miscalculations or system failures, significantly impacting our business operations.

The Company's work on the Y2K compliance program officially began in 1996. A Corporate project team, working with outside consultants, developed a process to identify and correct Y2K issues on all information technology (IT) platforms and non-IT systems.
In addition, all operating units have undertaken Y2K initiatives with direction from the Corporate project team. As a result of this process, the Company has inventoried and assessed all systems and developed remediation programs where necessary for all business-critical information technology applications. The Company is on target with its remediation and testing work. A similar program is also in place for non-IT systems. Final completion and implementation will extend into the third quarter of 1999.

The risk of internal business-critical computer systems failure is mitigated by extensive testing, verification and validation

                               (9)
efforts. These efforts, which include program and systems testing, simulate operations in the year 2000. Review of the remediation process and program code by independent third parties has been completed. Contingency plans, including system continuity plans, are being developed to mitigate this risk.

Because noncompliant external systems could cause disruptions to various business activities and significant additional costs, the Company has identified and contacted critical suppliers, customers and other third parties to determine their stage of Y2K readiness. For certain third parties with key system connections, interface testing is being performed. Although the Company believes it is taking the appropriate steps to assess Y2K readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition. The Company believes its Y2K program, including the contingency plans and readiness program discussed below, should significantly reduce this risk.

The Company is developing contingency plans to mitigate potential disruptions to the Company's operations. These include action plans to address system failures by third parties, including identifying and securing alternate sources of materials. Plans are being developed to address individual location failures since the most likely impact will occur within individual systems or at specific locations. The Company expects to complete its contingency plans in late 1999.

A Company-wide Y2K readiness program is being developed to ensure that all employees are aware of the risks associated with the Y2K
changes.   These include risks associated with third-party
transactions or the Company's internal processes. The Y2K readiness program is expected to be in place by the second quarter of 1999.

Since the compliance program began, the Company has incurred approximately $10.6 million in expenses, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses of approximately $2.7 million through 2000. The Company has also procured replacement systems that, in addition to being Y2K compliant, provide enhanced capability to benefit future operations. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet the expected funding requirements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to raw material price fluctuations, expected Y2K readiness and cost, the impact of accounting and disclosure changes, the market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected
                               (l0)
results. Operating results could be materially affected by external factors such as: actions of competitors, customer relationships, third party Y2K readiness, fluctuations in the cost and availability of supply-chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for the year ended November 30, l998. Except as described in the Management's Discussion and Analysis of Financial conditions and Results of Operations, there have been no significant changes in the Company's financial instrument portfolio or market risk exposures since year end.







































                               (11)


                      PART II - OTHER INFORMATION

ITEM 6              EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits              See Exhibit Index at page 14
                                         of this Report on Form 10-Q.

               (b) Reports on Form 8-K.  None.















































                                  (12)

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McCORMICK & COMPANY, INCORPORATED



Date:   April 13, 1999             By:/s/Francis A. Contino
                                      Francis A. Contino
                                      Executive Vice President
                                      & Chief Financial Officer



Date:   April 13, 1999             By:/s/J. Allan Anderson
                                      J. Allan Anderson
                                      Vice President & Controller



































                                  (13)

                              EXHIBIT INDEX

ITEM 601
EXHIBIT
NUMBER                                       REFERENCE OR PAGE


(2) Plan of acquisition, reorganization,
    arrangement, liquidation or succession   Not applicable.

(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick &    Incorporated by reference
    Company, Incorporated dated April l6,    from Registration Form
    1990                                     S-8, Registration No.
                                             33-39582 as filed with
                                             the Securities and
                                             Exchange Commission on
                                             March 25, 1991.

    Articles of Amendment to Charter of      Incorporated by reference
    McCormick & Company, Incorporated        from Registration Form
    dated April 1, 1992                      S-8 Registration
                                             Statement No. 33-59842
                                             as filed with the
                                             Securities and Exchange
                                             Commission on March 19,
                                             1993.

    By-laws of McCormick & Company,          Incorporated by reference
    Incorporated-Restated and                from Registrant's Form
    Amended as of June 17, 1996.             10-Q for the quarter
                                             ended May 31, 1996 as
                                             filed with the Securities
                                             and Exchange Commission
                                             on July 12, 1996.

(4) Instruments defining the rights of       With respect to rights of
    security holders, including              holders of equity
    indentures.                              securities, see Exhibit 3
                                             (Restatement of Charter).
                                             No instrument of
                                             Registrant with respect
                                             to long-term debt
                                             involves an amount of
                                             authorized securities
                                             which exceeds 10 percent
                                             of the Registrant and its
                                             subsidiaries on a
                                             consolidated basis.
                                             Registrant agrees to
                                             furnish a copy of any
                                             instrument upon request
                                             of the Commission.


                                  (14)

(10)  Material contracts.

       (i) Registrant's supplemental pension plan for certain senior officers is described in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant's Report on Form 10-K for the fiscal year 1992 as filed with the Securities and Exchange Commission on February 17, 1993, which report is incorporated by reference.

       (ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statements Nos. 33-33725 and 33-23727 as filed with the Securities and Exchange Commission on March 2, 1990 and March 23, 1997 respectively, which statements are incorporated by reference.

       (iii) Asset Purchase Agreement among the Registrant, Gilroy Foods, Inc. and ConAgra, Inc. dated August 28, 1996 which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

       (iv) Asset Purchase Agreement among the Registrant, Gilroy Energy Company, Inc. and Calpine Gilroy Cogen, L.P., dated August 28, 1996 which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

       (v) Mid-Term Incentive Program provided to a limited number of senior executives, a description of which is incorporated by reference from pages 19 and 20 of the Registrant's definitive Proxy Statement dated February 18, 1998, as filed with the Commission on February 17, 1998, which pages are incorporated by reference.

       (vi) Amendment to the Letter Agreement between Registrant and Charles P. McCormick, Jr. effective December 1, 1998, which letter is attached as Exhibit 10.1 to the Registrant's Report on Form 10-K for the fiscal year 1998 as filed with the Commission on February 24, 1999, which report is incorporated by reference.

(11) Statement re computation of per-share   Not applicable.
     earnings.

(15) Letter re unaudited interim financial   Not applicable.
     information.

(18) Letter re change in accounting          Not applicable.
     principles.

(19) Report furnished to security holders.   Not applicable.

                                  (15)


(22) Published report regarding matters      Not applicable.
     submitted to vote of securities holders.

(23) Consent of experts.                     Not applicable.

(24) Power of attorney                       Not applicable.

(27) Financial Data Schedule                 Submitted in
                                             electronic format only.

(99) Additional Exhibits                     Not applicable.

























                                  (16)