Form 10-K/A
period 1998-11-30
MCCORMICK & CO INC
filed 1999-05-27
CIK 63754

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

The aggregate market value of the voting stock held by non-
affiliates of the registrant . . . . . . . . . . $  190,014,220

The aggregate market value of the non-voting stock held by non-
affiliates of the registrant . . . . . . . . . . $1,848,713,670

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


                  DOCUMENTS INCORPORATED BY REFERENCE

Document                                     Part of 10-K into
                                             which incorporated
Registrant's 1998 Annual Report to
  Stockholders.......................... Part I, Part II, Part IV
Registrant's Proxy Statement dated
  2/17/99 .............................. Part III, Part IV
Registrant's Proxy Statement dated
  2/18/98 .............................. Part IV