Form 10-Q
period 1999-05-31
MCCORMICK & CO INC
filed 1999-07-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     May 31, 1999     Commission File Number 0-748





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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                        Shares Outstanding
                                           June 30, 1999

     Common Stock                            9,230,531

     Common Stock Non-Voting                62,073,462

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                               May 31, 1999



                                                                Page No.

Part I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements:


       Condensed Consolidated Statement of Income                  2


       Condensed Consolidated Balance Sheet                        3


       Condensed Consolidated Statement of Cash Flows              4


       Notes to Condensed Consolidated Financial Statements        5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                            15


Part II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders    16

  Item 6.  Exhibits and Reports on Form 8-K                       16


SIGNATURES                                                        17


Exhibit Index                                                     18







                   PART I - FINANCIAL INFORMATION

ITEM 1                    FINANCIAL STATEMENTS

                    McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (In Thousands Except Per Share Amounts)


                                Three Months Ended    Six Months Ended
                                      May 31,              May 31,
                                  1999      1998       1999      1998

Net sales                       $468,178  $435,453   $909,721  $850,655

  Cost of goods sold             310,443   294,165    606,647   576,195

Gross profit                     157,735   141,288    303,074   274,460

  Selling, general and
   administrative expense        122,084   110,238    234,762   213,313

  Special charges                 14,665       611     14,665       679

Operating income                  20,986    30,439     53,647    60,468

  Interest expense                 8,154     9,308     16,288    17,697

  Other (income) expense, net     (1,181)   (1,226)    (2,276)   (2,741)

Income before income taxes        14,013    22,357     39,635    45,512

  Income Taxes                    10,274     8,048     19,472    16,384

Net income from consolidated
  operations                       3,739    14,309     20,163    29,128

  Income from unconsolidated
   operations                      2,057     1,782      3,803     3,172

Net income                      $  5,796  $ 16,091   $ 23,966  $ 32,300

Earnings per common share -        $0.08     $0.22      $0.33     $0.44
  basic and diluted

Cash dividends declared per
 common share                      $0.17     $0.16      $0.34     $0.32



        See notes to condensed consolidated financial statements.


                                   (2)
                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                            May 31,    May 31,    Nov. 30,
                                             1999       1998        1998
                                          (Unaudited)(Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 13,510   $ 12,689   $ 17,711
     Accounts receivable, net               182,866    173,906    212,804
     Inventories
        Raw materials and supplies          114,690    121,525    112,254
        Finished products and work-in
          process                           147,511    153,525    138,639
                                            262,201    275,050    250,893
     Other current assets                    22,687     25,119     22,325

        Total current assets                481,264    486,764    503,733

  Property, plant and equipment             718,165    710,272    723,323
  Less: Accumulated depreciation           (351,572)  (330,249)  (346,291)
     Total property, plant and
      equipment, net                        366,593    380,023    377,032

  Intangible assets, net                    147,305    151,157    160,901
  Prepaid allowances                        150,255    158,083    143,722
  Other assets                               77,149     76,038     73,665

        Total assets                     $1,222,566 $1,252,065 $1,259,053

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $191,545   $217,260   $139,140
     Current portion of long-term debt       15,133     14,390     24,539
     Trade accounts payable                 146,166    121,918    145,829
     Other accrued liabilities              174,600    178,047    208,426

        Total current liabilities           527,444    531,615    517,934

  Long-term debt                            243,401    258,971    250,363
  Other long-term liabilities               100,675     88,942    102,585
        Total liabilities                   871,520    879,528    870,882

  Shareholders' Equity
     Common stock                            51,648     48,474     48,991
     Common stock non-voting                121,820    121,159    120,019
     Retained earnings                      219,367    241,577    262,346
     Accumulated other comprehensive income (41,789)   (38,673)   (43,185)

        Total shareholders' equity          351,046    372,537    388,171

        Total liabilities and
           shareholders' equity          $1,222,566 $1,252,065 $1,259,053

         See notes to condensed consolidated financial statements.
                                     (3)
                     McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                         Six Months Ended
                                                             May 31,
                                                         1999      1998

Cash flows from operating activities
 Net income                                            $ 23,966   $ 32,300
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
    Depreciation and amortization                        28,529     26,054
    Special charges                                      14,665        679
    Income from unconsolidated operations                (3,803)    (3,172)
    Other                                                 1,759        212
    Changes in operating assets and liabilities
     Receivables                                         28,794     40,240
     Inventories                                        (12,233)   (25,995)
     Prepaid allowances                                  (6,323)   (27,645)
     Trade accounts payable                                 876    (26,709)
     Other assets and liabilities                       (34,152)   (40,762)
Net cash provided by (used in) operating activities      42,078    (24,798)

Cash flows from investing activities
 Capital expenditures                                   (22,105)   (27,302)
 Proceeds from sale of assets                                87        493
 Other                                                      206       (749)
Net cash used in investing activities                   (21,812)   (27,558)

Cash flows from financing activities
 Short-term borrowings, net                              52,549    105,751
 Long-term debt borrowings                                  -           48
 Long-term debt repayments                              (14,472)    (9,291)
 Common stock issued                                      8,281     13,528
 Common stock acquired by purchase                      (46,327)   (34,806)
 Dividends paid                                         (24,481)   (23,570)
Net cash (used in) provided by financing activities     (24,450)    51,660

Effect of exchange rate changes on cash and
  cash equivalents                                          (17)      (115)

Decrease in cash and cash equivalents                    (4,201)      (811)
Cash and cash equivalents at beginning of period         17,711     13,500

Cash and cash equivalents at end of period             $ 13,510   $ 12,689



          See notes to condensed consolidated financial statements.




                                     (4)
               McCORMICK & COMPANY, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands Except As Otherwise Noted)
                           (Unaudited)

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

The results of consolidated operations for the three and six month periods ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

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

In the first quarter of 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
This statement requires the Company to recognize all derivatives on

                               (5)
the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard are adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value is immediately recognized in earnings. Adoption of SFAS No. 133 did not have a material impact on the Company's results of operations and financial position.

2.  SPECIAL CHARGES

During the quarter ended May 31, 1999, the Company recorded special charges of $22.4 million ($19.5 million after-tax or $0.27 per share) associated with streamlining actions including workforce reductions, building and equipment disposals, write-down of intangible assets and other related expenses. In Europe, the Company will consolidate certain United Kingdom facilities, improve efficiencies within previously consolidated European operations and realign operations between the United Kingdom and other European locations.

Specifically, the Company will close a facility located in Oswaldtwistle, one of three liquid manufacturing operations in the United Kingdom. During the third quarter, Oswaldtwistle production will be consolidated into the remaining facilities, resulting in asset disposals and write-downs and position eliminations. Capitalizing on improved systems and processes at the recently consolidated European operations, the Company has identified additional opportunities to streamline manufacturing and administrative functions. In addition, the realignment of operations between the United Kingdom and other European locations will result in an overall reduction of positions and the write-down of assets, primarily goodwill from prior acquisitions in Finland and Switzerland. Finally, system and process improvements throughout the Company's global operations resulted in asset write-downs and position eliminations.

The Company expects these actions will be completed by the second quarter of 2000 and will require net cash outflows of $7.9 million. Beginning in 2000, these actions are expected to generate
$6 million in after-tax savings. A portion of these annual savings will be reinvested in programs to generate growth opportunities.

In its entirety, expenses associated with the streamlining actions are expected to total $29.3 million. This includes amounts recognized in the second quarter of 1999 and future expenses which could not be accrued, but will be expensed as the actions are implemented. Although all expenses in the second quarter are classified as special charges on the Consolidated Statement of Income, it is expected that $2.8 million of future expenses will be classified as cost of goods sold or selling, general and administrative expense.


                               (6)

In addition, the Company changed its actuarial method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual pension expense. This modification resulted in a one-time special credit of $7.7 million ($4.8 million after-tax or $0.07 per share). Under the previous method, all realized and unrealized gains and losses were gradually included in the calculated market-related value of plan assets over a five-year period. Under the new method, the total expected investment return, which anticipates realized and unrealized gains and losses on plan assets, is included in the calculated market-related value of plan assets each year. Only the difference between total actual investment return, including realized and unrealized gains and losses, and the expected investment return is gradually included in the calculated market-related value of plan assets over a five-year period.

Under the new actuarial method, the calculated market-related value of plan assets more closely approximates fair value, while still mitigating the effects of annual market value fluctuations. It also reduces the growing difference between the fair value and calculated market-related value of plan assets that has resulted from the recent accumulation of unrecognized gains and losses. While this change better represents the amount of ongoing pension expense, the new method will not have a material impact on the Company's results of operations and financial condition.

The major components of the special charges and the remaining accrual balance as of May 31, 1999 were as follows:
                                                          Accrued
                                 Special     Amounts      Special
                                 Charges     Utilized     Charges
                                          (In Thousands)

Severance and personnel costs    $ 5,991     $   -        $5,991
Write-down of assets              14,541      14,541         -
Other exit costs                   1,875         -         1,875
Actuarial method change           (7,742)     (7,742)        -
                                 $14,665     $ 6,799      $7,866

Severance and personnel costs do not represent all of the amounts to be recorded in connection with the elimination of positions, as additional costs will be recognized in the future as eligibility requirements are met. In total, the streamlining actions will result in the elimination of approximately 300 positions, primarily outside the U.S. Write-down of assets consists primarily of fixed asset or other long-term asset impairments recorded as a direct result of the Company's decision to exit facilities, businesses or operating activities. These actions resulted in write-down of $5.1 million of property, plant and equipment and $9.4 million in intangible assets. The fair value of the intangible assets was based on a discounted value of estimated future cash flows. Other exit costs consist primarily of employee and equipment relocation costs, lease exit costs and consulting fees, some of which will be recognized as incurred.



                               (7)

3.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share."

                              Three Months Ended  Six Months Ended
                                    May 31,            May 31,
                                  1999    1998      1999    1998
                                          (In Thousands)
Average shares outstanding -
 basic                           71,502   73,457   71,922  73,615

 Effect of dilutive securities:
   Stock options and
   Employee stock purchase plan     417      702      508     616

Average shares outstanding -
 diluted                         71,919   74,159   72,430  74,231

4.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income in accordance with the provisions of SFAS No. 130.

                            Three Months Ended  Six Months Ended
                                   May 31,          May 31,
                               1999     1998     1999    1998
                                      (In Thousands)

Net income                   $ 5,796  $16,091  $23,966  $32,300
Other comprehensive income:
  Foreign currency
    translation adjustments    4,344   (3,818)     (12)  (8,024)
  Other                        1,739     -       1,408     -

Comprehensive income         $11,879  $12,273  $25,362  $24,276




















                               (8)
ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (In Thousands Except As Otherwise Noted)

OVERVIEW

For the quarter ended May 31, 1999, the Company reported net income of $5.8 million versus $16.1 million for the comparable period last year. Basic and diluted earnings per share were $0.08 for the second quarter of 1999 compared to $0.22 last year. For the six months ended May 31, 1999, net income was $24.0 million versus $32.3 million for the comparable period last year. Basic and diluted earnings per share were $0.33 for the first six months of 1999, compared to $0.44 last year.

During the second quarter, the Company recorded special charges related to streamlining operations and an actuarial change. Excluding these special charges, net income for the quarter and six months ended May 31, 1999 would have been $20.4 million and $38.6 million, respectively, while basic and diluted earnings per share would have been $0.28 and $0.53, respectively.

The increase in second quarter net income, before the impact of special charges, was due to sales and income increases in the Company's worldwide food businesses. Net sales for these businesses grew 8% versus the comparable period last year, while operating income, before special charges, increased more than 15%. Volume growth continued to favorably impact the Company's U.S. Consumer food business and Industrial and Food Service businesses.

SPECIAL CHARGES

On June 7, 1999, the Company announced several actions to streamline operations. These actions, primarily focused on our European operations, are consistent with the Company's strategies to improve gross margins, simplify operations, improve underperforming units and achieve growth through new products, new distribution and acquisitions. In addition, the Company announced a change in the actuarial method used to estimate pension expense.

During the quarter ended May 31, 1999, the Company recorded special charges of $22.4 million ($19.5 million after-tax or $0.27 per share) associated with streamlining actions including workforce reductions, building and equipment disposals, write-down of intangible assets and other related expenses. In Europe, the Company will consolidate certain United Kingdom facilities, improve efficiencies within previously consolidated European operations and realign operations between the United Kingdom and other European locations.

Specifically, the Company will close a facility located in Oswaldtwistle, one of three liquid manufacturing operations in the United Kingdom. During the third quarter, Oswaldtwistle production will be consolidated into the remaining facilities, resulting in asset disposals and write-downs and position eliminations. Capitalizing on improved systems and processes at the recently

                               (9)
consolidated European operations, the Company has identified additional opportunities to streamline manufacturing and administrative functions. In addition, the realignment of operations between the United Kingdom and other European locations will result in an overall reduction of positions and the write-down of assets, primarily goodwill from prior acquisitions in Finland and Switzerland. Finally, system and process improvements throughout the Company's global operations resulted in asset write-downs and position eliminations.

The Company expects these actions will be completed by the second quarter of 2000 and will require net cash outflows of $7.9 million. Beginning in 2000, these actions are expected to generate $6 million in after-tax savings. A portion of these annual savings will be reinvested in programs to generate growth opportunities.

In its entirety, expenses associated with the streamlining actions are expected to total $29.3 million. This includes amounts recognized in the second quarter of 1999 and future expenses which could not be accrued, but will be expensed as the future actions are implemented. Although all expenses in the second quarter are classified as special charges on the Consolidated Statement of Income, it is expected that $2.8 million of future expenses will be classified as cost of goods sold or selling, general and administrative expense.

In addition, the Company changed its actuarial method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual pension expense. This modification resulted in a one-time special credit of $7.7 million ($4.8 million after-tax or $0.07 per share). While this change better represents the amount of ongoing pension expense, the new method will not have a material impact on the Company's results of operations and financial condition.

Refer to Note 2 in the Notes to Condensed Consolidated Financial
Statements for further information.

RESULTS OF OPERATIONS

Net sales for the quarter ended May 31, 1999 increased 7.5% over the corresponding quarter of 1998. The effect of foreign currency exchange rate changes, primarily in our United Kingdom and Canadian operations, decreased sales by slightly over 1% compared to last year. Unit volume increased 10.2% as compared to last year, while the combined effects of price and product mix decreased sales by 1.6%. The worldwide consumer food business experienced 8% sales growth versus last year, primarily due to volume growth in each of the Company's major consumer food markets. The U.S. Consumer business experienced continued growth in the branded dry seasoning mix (DSM) and spice and herb businesses, primarily due to promotional and marketing programs and distribution gains. The Company's industrial and food service businesses were also favorably impacted by volume growth primarily related to new distribution. Packaging sales were up versus the prior year with volume increases offset by a combination of price and product mix changes.
                              (10)
For the six months ended May 31, 1999, the 6.9% increase in net sales versus the prior year was mainly driven by volume increases in all operating groups. These volume increases, primarily from new distribution and the promotional and marketing programs, were partially offset by a 1% decrease due to the effect of foreign currency exchange rate changes.

Operating income as a percentage of net sales, before special charges, increased to 7.6% from 7.1% for the quarter and increased to 7.5% from 7.2% for the six months ended May 31, 1999 as compared to last year.

Gross profit as a percentage of net sales increased to 33.7% from 32.4% in the second quarter of last year. The U.S. Consumer business experienced volume growth in the higher margin branded DSM and spice and herb businesses. U.S. Industrial and Food Service margins were favorably impacted by increased sales of higher margin flavor products, partially offset by raw material pricing pressures and customer mix. Increased volumes in our Asian markets contributed to improved margins during the second quarter.
Although Packaging continued to experience competitive pricing pressures, increased volumes and improved operating efficiencies increased margins. These factors also impacted the six months ended May 31, 1999, improving the Company's gross profit as a percentage of net sales to 33.3% from 32.3% in the comparable period last year.

Selling, general and administrative expenses increased in the second quarter and six months ended May 31, 1999 as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to expenditures in support of higher sales levels, including promotional spending, research and development and incentive-based employee compensation.

Interest expense decreased $1.2 million and $1.4 million for the second quarter and six months ended May 31, 1999, respectively, due to lower debt levels and interest rates.

Other income for the second quarter of 1999 and 1998 included
$1.2 million and $1.8 million, respectively, of income from the three year non-compete agreement with Calpine Corporation, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc. For the first six months of 1999 and 1998, $2.3 million and $3.5 million, respectively, has been realized.

Due to the impact of certain nondeductible expenses related to the special charges recorded in the second quarter of 1999, the effective tax rate for the quarter and six months ended May 31, 1999 was 73.3% and 49.1%, respectively, versus 36.0% in the comparable periods last year. Excluding the impact of these special charges, the effective tax rate for the quarter and six months ended May 31, 1999 was 35.9%.

Income from unconsolidated operations increased to $2.1 million in the second quarter of 1999 from $1.8 million in the comparable quarter last year. The increase is due to the improved performance

                              (11)
at our Japanese consumer joint venture, partially offset by decreased translation gains at our Mexican joint venture. In 1998, translation gains and losses from the devaluation of the Mexican peso were recognized in accordance with hyper-inflationary accounting rules. As of January 1, 1999, Mexico was no longer considered a hyper-inflationary economy. For the first six months of 1999, income from unconsolidated operations increased due to improved performance in our Asian joint ventures, primarily in Japan.

MARKET RISK SENSITIVITY

Foreign Currency

In the first quarter of 1999, a Mexican peso option contract with a notional value of $9.0 million matured. Also in the first quarter of 1999, the Company entered into a foreign currency forward contract to sell Mexican pesos. This contract, which expires in 1999, had a notional value of $2.3 million as of May 31, 1999.

The fair value of the Company's entire portfolio of forward and option contracts was $0.7 million as of May 31, 1999.

Interest Rates

The fair value of the Company's forward starting interest rate swaps was $1.3 million as of May 31, 1999. The Company intends to hold the interest rate swaps until maturity.


FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities increased from a cash outflow of $24.8 million at May 31, 1998 to a cash inflow of $42.1 million at May 31, 1999.

This increase is primarily due to changes in working capital components. Inventory levels were favorably impacted by increased net sales and additional focus on supply chain management. Higher net sales also resulted in increased receivables versus the comparable period of 1998. Cash outflows related to prepaid allowances were favorably impacted by a higher level of customer renewals and distribution gains experienced in the first six months of 1998. Accounts payable was favorably impacted by the increased focus on working capital management.

Investing activities used cash of $21.8 million in the first six months of 1999 versus $27.6 million in the comparable period of 1998. Capital expenditures decreased versus the prior year because 1998 contained expenditures to implement projects to support new distribution in several businesses and the consolidation of Packaging facilities. The Company continued its efforts to limit capital expenditures to depreciation levels.


                              (12)
Cash flows from financing activities include the purchase of
1.1 million shares of common stock, completing the Company's previously announced 10 million share buyback program. On
March 18, 1999, the Company announced a new repurchase program to buy back up to $250 million of the Company's outstanding stock from time to time in the open market. During the first six months of 1999, 0.4 million shares were repurchased under this program.

The Company's ratio of debt to total capital was 56.2% as of May 31, 1999, down slightly from 56.8% at May 31, 1998 and up from 51.6% at November 30, 1998. The increase since year end was due to the Company's historical trend of lower income in the first half of the fiscal year and the effect of the stock buyback program, partially offset by better working capital management.

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

The risk of internal business-critical computer systems failure is mitigated by extensive testing, verification and validation efforts. These efforts, which include program and systems testing, simulate operations in the year 2000. Review of the remediation process and program code by independent third parties has been completed. Contingency plans, including system continuity plans, are being developed to mitigate this risk.

Because noncompliant external systems could cause disruptions to various business activities and significant additional costs, the Company has identified and contacted critical suppliers, customers and other third parties to determine their stage of Y2K readiness. For certain third parties with key system connections, interface testing is being performed. Although the Company believes it is taking the appropriate steps to assess Y2K readiness, there is no

                              (13)
guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition. The Company believes its Y2K program, including the contingency plans and readiness program discussed below, should significantly reduce this risk.

The Company is developing contingency plans to mitigate potential disruptions to the Company's operations. These include action plans to address system failures by third parties, including identifying and securing alternate sources of materials and developing backup systems to ensure internal communications are not impacted by external disruptions affecting voice and data transmission. Plans are also being developed to address individual location failures since the most likely impact will occur within individual systems or at specific locations. The Company expects to complete its contingency plans in late 1999.

A Company-wide Y2K readiness program was developed to ensure that all employees are aware of the risks associated with the Y2K changes. These include risks associated with third-party transactions or the Company's internal processes. The Y2K readiness program has been launched throughout the Company.

Since the compliance program began, the Company has incurred approximately $11.0 million in expenses, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses of approximately $2.0 million through 2000. The Company has also procured replacement systems that, in addition to being Y2K compliant, provide enhanced capability to benefit future operations. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet the expected funding requirements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to position eliminations, cash requirements and savings related to the special charges, expected Y2K readiness and cost, the impact of accounting and disclosure changes, capital spending, the stock buyback program, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results could be materially affected by external factors such as: actions of competitors, customer relationships, actual amounts and timing of special charge items, including severance payments, removal and disposal costs and final negotiation of third-party contracts, third party Y2K readiness, the impact of stock market conditions on the stock buyback program, fluctuations in the cost and availability of supply-chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates.

                              (14)

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














































                              (15)


                      PART II - OTHER INFORMATION


Item 4.   Submission of matters to a vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on March 17,
     1999.

(b)  No response required.

(c)  1.   The following individuals were nominees for The Board of
          Directors. The number of votes for or withheld for each nominee is as follows: James T. Brady - for 8,565,342, withheld 187,149; Francis A. Contino - for 8,511,250, withheld 241,241; Robert G. Davey - for 8,514,083, withheld 238,408;
          Edward S. Dunn, Jr. - for 8,566,804, withheld 185,687; Freeman
          A. Hrabowski, III - for 8,567,963, withheld 184,528; Robert J. Lawless - for 8,564,029, withheld 188,462; Carroll D. Nordhoff
          - for 8,563,827, withheld 188,664; Robert W. Schroeder - for 8,569,144, withheld 183,347; William E. Stevens - for 8,567,963, withheld 184,528; Karen D. Weatherholtz - for 8,562,436, withheld 190,055.

     2. Approval of the 1999 Directors' Non-Qualified Stock Option Plan. The number of votes for, against or abstaining is as follows: For 8,359,897; Against 267,566; Abstain 125,028.

     3. Approval of the 1999 Employees Stock Purchase Plan. The number of votes for, against or abstaining is as follows: For 8,616,263; Against 97,057; Abstain 39,171.

     4. The ratification of the appointment of Ernst & Young as independent auditors. The number of votes for, against or abstaining is as follows: For 8,643,141; Against 84,548; Abstain 24,802.

(d)  No response required.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits                 See Exhibit Index at pages 18-20
                                       of this Report on Form 10-Q.

          (b) Reports on Form 8-K.     None.












                                 (16)


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McCORMICK & COMPANY, INCORPORATED



Date: July 13, 1999               By: /s/Francis A. Contino
                                      Francis A. Contino
                                      Executive Vice President & Chief
                                      Financial Officer



Date: July 13, 1999               By: /s/J. Allan Anderson
                                      J. Allan Anderson
                                      Vice President & Controller



































                                 (17)


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

(4) Instruments defining the rights of      With respect to rights of
    security holders, including             holders of equity
    indentures.                             securities, see Exhibit 3
                                            (Restatement of Charter).
                                            No instrument of
                                            Registrant with respect
                                            to long-term debt
                                            involves an amount of
                                            authorized securities
                                            which exceeds 10 percent
                                            of the total assets of
                                            the Registrant and its
                                            subsidiaries on a
                                            consolidated basis.
                                            Registrant agrees to
                                            furnish a copy of any
                                            instrument upon request
                                            of the Securities and
                                            Exchange Commission.


                                 (18)

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

       (v) Mid-Term Incentive Program provided to a limited number of senior executives, a description of which is incorporated by reference from pages 19 and 20 of the Registrant's definitive Proxy Statement dated February 18, 1998, as filed with the Securities and Exchange Commission on February 17, 1998, which pages are incorporated by reference.

       (vi) Amendment to the Letter Agreement between Registrant and Charles P. McCormick, Jr. effective December 1, 1998, which letter is attached as Exhibit 10.1 to the Registrant's Report on Form 10-K for the fiscal year 1998, as filed with the Securities and Exchange Commission on February 24, 1999, which report is incorporated by reference.

       (vii) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.


                                 (19)
(11) Statement re computation of per-share   Not applicable.
     earnings.

(15) Letter re unaudited interim financial   Not applicable.
     information.

(18) Letter re change in accounting          Not applicable.
     principles.

(19) Report furnished to security holders.   Not applicable.

(22) Published report regarding matters      Not applicable.
     submitted to vote of securities holders.

(23) Consent of experts.                     Not applicable.

(24) Power of attorney.                      Not applicable.

(27) Financial data schedule.                Submitted in electronic
                                             format only.

(99) Additional exhibits.                    Not applicable.



































                                 (20)