Form 10-Q
period 1999-08-31
MCCORMICK & CO INC
filed 1999-10-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   August 31, 1999    Commission File Number 0-748




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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                        Shares Outstanding
                                        September 30, 1999

     Common Stock                            8,986,487

     Common Stock Non-Voting                61,805,164

                     McCORMICK & COMPANY, INCORPORATED

                             INDEX - FORM 10-Q

                              August 31, 1999



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






                    PART I - FINANCIAL INFORMATION

ITEM 1                    FINANCIAL STATEMENTS

                    McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (In Thousands Except Per Share Amounts)

                                Three Months Ended    Nine Months Ended
                                     August 31,          August 31,
                                  1999      1998       1999      1998

Net sales                       $476,761  $444,793 $1,386,482 $1,295,448

  Cost of goods sold             312,532   298,518    919,179    874,713

Gross profit                     164,229   146,275    467,303    420,735

  Selling, general and
   administrative expense        120,280   107,295    355,042    320,608

  Special charges                  3,039       129     17,704        808

Operating income                  40,910    38,851     94,557     99,319

  Interest expense                 8,231     9,616     24,519     27,313

  Other (income) expense, net     (1,072)   (1,162)    (3,348)    (3,903)

Income before income taxes        33,751    30,397     73,386     75,909

  Income taxes                    12,904    10,943     32,376     27,327

Net income from consolidated
  operations                      20,847    19,454     41,010     48,582

  Income from unconsolidated
   operations                      4,514     1,996      8,317      5,168

Net income                      $ 25,361  $ 21,450   $ 49,327   $ 53,750

Earnings per common share -
  basic                            $0.36     $0.29      $0.69      $0.73

Earnings per common share -
  diluted                          $0.35     $0.29      $0.68      $0.73

Cash dividends declared per
 common share                      $0.17     $0.16      $0.51      $0.48


        See notes to condensed consolidated financial statements.

                                    (2)
                    McCORMICK & COMPANY, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                          August 31,  August 31,  Nov. 30,
                                             1999       1998        1998
                                         (Unaudited) (Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents             $ 13,864   $  8,934   $ 17,711
     Accounts receivable, net               183,294    179,647    212,804
     Inventories
        Raw materials and supplies          111,229    113,424    112,254
        Finished products and work-in
          process                           160,178    165,398    138,639
                                            271,407    278,822    250,893
     Other current assets                    37,836     25,112     22,325

        Total current assets                506,401    492,515    503,733

  Property, plant and equipment             726,783    722,007    723,323
  Less: Accumulated depreciation           (362,325)  (337,737)  (346,291)
     Total property, plant and
      equipment, net                        364,458    384,270    377,032

  Intangible assets, net                    145,364    158,264    160,901
  Prepaid allowances                        136,653    162,592    143,722
  Other assets                               81,067     76,268     73,665

        Total assets                     $1,233,943 $1,273,909 $1,259,053

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                 $205,764   $240,543   $139,140
     Current portion of long-term debt        7,256     13,540     24,539
     Trade accounts payable                 134,373    137,987    145,829
     Other accrued liabilities              186,393    169,163    208,426

        Total current liabilities           533,786    561,233    517,934

  Long-term debt                            242,197    262,016    250,363
  Other long-term liabilities               101,680     90,023    102,585
        Total liabilities                   877,663    913,272    870,882

  Shareholders' Equity
     Common stock                            50,248     48,893     48,991
     Common stock non-voting                125,076    120,277    120,019
     Retained earnings                      221,240    233,994    262,346
     Accumulated other comprehensive income (40,284)   (42,527)   (43,185)

        Total shareholders' equity          356,280    360,637    388,171

        Total liabilities and
           shareholders' equity          $1,233,943 $1,273,909 $1,259,053

         See notes to condensed consolidated financial statements.
                                    (3)
                      McCORMICK & COMPANY, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (In Thousands)

                                                        Nine Months Ended
                                                           August 31,
                                                         1999      1998

Cash flows from operating activities
 Net income                                            $ 49,327   $ 53,750
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
    Depreciation and amortization                        42,010     39,602
    Special charges                                      17,704        808
    Income from unconsolidated operations                (8,317)    (5,168)
    Other                                                 2,085        828
    Changes in operating assets and liabilities
     Receivables                                         27,829     33,518
     Inventories                                        (21,967)   (30,241)
     Prepaid allowances                                   7,183    (32,262)
     Trade accounts payable                             (10,432)    (9,756)
     Other assets and liabilities                       (35,075)   (49,294)
Net cash provided by operating activities                70,347      1,785

Cash flows from investing activities
 Capital expenditures                                   (34,199)   (44,530)
 Acquisitions of businesses                                 -       (8,940)
 Proceeds from sale of assets                               122      1,759
 Other                                                      325       (977)
Net cash used in investing activities                   (33,752)   (52,688)

Cash flows from financing activities
 Short-term borrowings, net                              66,789    129,454
 Long-term debt borrowings                                  -        3,345
 Long-term debt repayments                              (23,609)   (10,441)
 Common stock issued                                     11,361     14,780
 Common stock acquired by purchase                      (58,923)   (53,824)
 Dividends paid                                         (36,195)   (35,299)
Net cash (used in) provided by financing activities     (40,577)    48,015

Effect of exchange rate changes on cash and
  cash equivalents                                          135     (1,678)

Decrease in cash and cash equivalents                    (3,847)    (4,566)
Cash and cash equivalents at beginning of period         17,711     13,500

Cash and cash equivalents at end of period             $ 13,864   $  8,934



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

The results of consolidated operations for the three and nine month periods ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

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

2.  SPECIAL CHARGES

During the second quarter of 1999, the Company recorded special charges of $22.4 million ($19.5 million after-tax or $0.27 per share) associated with streamlining actions including workforce reductions, building and equipment disposals, write-down of intangible assets and other related expenses. In Europe, the Company announced actions to consolidate certain United Kingdom facilities, improve efficiencies within previously consolidated European operations and realign operations between the United Kingdom and other European locations.

Specifically, the Company announced that its Oswaldtwistle facility, one of three liquid manufacturing operations in the United Kingdom, would be closed and consolidated into the remaining facilities, resulting in asset disposals and write-downs and position eliminations. Capitalizing on improved systems and processes at the recently consolidated European operations, the Company identified additional opportunities to streamline manufacturing and administrative functions. In addition, the realignment of operations between the United Kingdom and other European locations was expected to result in an overall reduction of positions and the write-down of assets, primarily goodwill from prior acquisitions in Finland and Switzerland. Finally, system and process improvements throughout the Company's global operations resulted in asset write-downs and position eliminations.

During the third quarter of 1999, the Company recorded special charges of $3.0 million ($2.8 million after-tax or $0.04 per share). These charges, which primarily related to severance and personnel costs and other exit costs anticipated in the streamlining actions discussed above, could not be recognized until certain actions were implemented. In the third quarter of 1999, the Company began transitioning its selling, administration and distribution operations in Switzerland to a third party brokerage based in that country.

In its entirety, expenses associated with the streamlining actions are expected to total $29.3 million. This includes amounts recognized in the second and third quarters of 1999 and future expenses which could not be accrued, but will be expensed as the actions are implemented. Although all expenses recorded through August 31, 1999 are classified as special charges on the Consolidated Statement of Income, it is expected that $2.8 million

                                    (6)

of future expenses will be classified as cost of goods sold or selling, general and administrative expense.

The Company expects these actions will be completed by the second quarter of 2000 and will require net cash outflows of $7.9 million. Beginning in 2000, these actions are expected to generate
$6 million in after-tax savings. A portion of these annual savings will be reinvested in programs to generate growth opportunities.

In addition, the Company changed its actuarial method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual pension expense. This modification resulted in a one-time special credit of $7.7 million ($4.8 million after-tax or $0.07 per share) recorded in the second quarter of 1999. Under the previous method, all realized and unrealized gains and losses were gradually included in the calculated market-related value of plan assets over a five-year period. Under the new method, the total expected investment return, which anticipates realized and unrealized gains and losses on plan assets, is included in the calculated market-related value of plan assets each year. Only the difference between total actual investment return, including realized and unrealized gains and losses, and the expected investment return is gradually included in the calculated market-related value of plan assets over a five-year period.

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

The major components of the special charges and the remaining accrual balance as of August 31, 1999 were as follows:
                                                         Balance
                                   1999                     at
                                 Special      Amounts    August 31,
                                 Charges     Utilized      1999
                                          (In Thousands)

Severance and personnel costs    $ 7,875     $ (2,547)    $5,328
Write-down of assets              14,784      (14,784)       -
Other exit costs                   2,787         (491)     2,296
Actuarial method change           (7,742)       7,742        -
                                 $17,704     $(10,080)    $7,624

Severance and personnel costs do not represent all of the amounts to be recorded in connection with the elimination of positions, as additional costs will be recognized in the future as eligibility requirements are met. In total, the streamlining actions will result in the elimination of approximately 300 positions, primarily

                                    (7)

outside the U.S. As of August 31, 1999, approximately 200 positions have been eliminated. Write-down of assets consists primarily of fixed asset or other long-term asset impairments recorded as a direct result of the Company's decision to exit facilities, businesses or operating activities. These actions resulted in write-down of $5.2 million of property, plant and equipment and $9.6 million in intangible assets. The fair value of the intangible assets was based on a discounted value of estimated future cash flows. Other exit costs consist primarily of employee and equipment relocation costs, lease exit costs and consulting fees, some of which will be recognized as incurred.



3.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding in accordance with the provisions of SFAS No. 128, "Earnings Per Share."

                              Three Months Ended  Nine Months Ended
                                   August 31,        August 31,
                                  1999    1998      1999    1998
                                          (In Thousands)
Average shares outstanding -
 basic                           71,220   73,154   71,700  73,452

 Effect of dilutive securities:
   Stock options and
   Employee stock purchase plan     580      702      530     645

Average shares outstanding -
 diluted                         71,800   73,856   72,230  74,097

4.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income in accordance with the provisions of SFAS No. 130.

                            Three Months Ended  Nine Months Ended
                                August 31,        August 31,
                               1999     1998     1999    1998
                                      (In Thousands)

Net income                   $25,361  $21,450  $49,327  $53,750
Other comprehensive income:
  Foreign currency
    translation adjustments   (1,728)  (3,854)  (1,740) (11,878)
  Other                        3,233     -       4,641     -

Comprehensive income         $26,866  $17,596  $52,228  $41,872



                                    (8)
ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (In Thousands Except As Otherwise Noted)

OVERVIEW

For the quarter ended August 31, 1999, the Company reported net income of $25.4 million versus $21.5 million for the comparable period last year. Diluted earnings per share was $0.35 for the third quarter of 1999 compared to $0.29 last year. For the nine months ended August 31, 1999, net income was $49.3 million versus $53.8 million for the comparable period last year. Diluted earnings per share was $0.68 for the first nine months of 1999, compared to $0.73 last year.

During the nine months ended August 31, 1999, the Company recorded special charges related to streamlining operations and an actuarial change. Excluding these special charges, net income for the quarter and nine months ended August 31, 1999 would have been $28.1 million and $66.7 million, respectively, while diluted earnings per share would have been $0.39 and $0.92, respectively.

The increase in third quarter net income, before the impact of special charges, was due to sales and income increases throughout the Company's worldwide businesses. Net sales for the food and packaging businesses were up 7% and 8%, respectively, versus the comparable period last year, while operating income, before special charges, increased nearly 13%. Volume growth continued to favorably impact the Company's results.

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

During the quarter ended May 31, 1999, the Company recorded special charges of $22.4 million ($19.5 million after-tax or $0.27 per share) associated with streamlining actions including workforce reductions, building and equipment disposals, write-down of intangible assets and other related expenses. In Europe, the Company announced actions to consolidate certain United Kingdom facilities, improve efficiencies within previously consolidated European operations and realign operations between the United Kingdom and other European locations.

Specifically, the Company announced that its Oswaldtwistle facility, one of three liquid manufacturing operations in the United Kingdom, would be closed and consolidated into the remaining facilities, resulting in asset disposals and write-downs and position eliminations. Capitalizing on improved systems and processes at the recently consolidated European operations, the

                                    (9)
Company identified additional opportunities to streamline manufacturing and administrative functions. In addition, the realignment of operations between the United Kingdom and other European locations was expected to result in an overall reduction of positions and the write-down of assets, primarily goodwill from prior acquisitions in Finland and Switzerland. Finally, system and process improvements throughout the Company's global operations resulted in asset write-downs and position eliminations.

During the third quarter of 1999, the Company recorded special charges of $3.0 million ($2.8 million after-tax or $0.04 per share). These charges, which primarily related to severance and personnel costs and other exit costs anticipated in the streamlining actions discussed above, could not be recognized until certain actions were implemented. In the third quarter of 1999, the Company began transitioning its selling, administration and distribution operations in Switzerland to a third party brokerage based in that country.

In its entirety, expenses associated with the streamlining actions are expected to total $29.3 million. This includes amounts recognized in the second and third quarters of 1999 and future expenses which could not be accrued, but will be expensed as the future actions are implemented. Although all expenses recorded through August 31, 1999 are classified as special charges on the Consolidated Statement of Income, it is expected that $2.8 million of future expenses will be classified as cost of goods sold or selling, general and administrative expense.

The Company expects these actions will be completed by the second quarter of 2000 and will require net cash outflows of $7.9 million. Beginning in 2000, these actions are expected to generate $6 million in after-tax savings. A portion of these annual savings will be reinvested in programs to generate growth opportunities.

In addition, the Company changed its actuarial method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual pension expense. This modification resulted in a one-time special credit of $7.7 million ($4.8 million after-tax or $0.07 per share) recorded in the second quarter of 1999. While this change better represents the amount of ongoing pension expense, the new method will not have a material impact on the Company's results of operations and financial condition.

Refer to Note 2 in the Notes to Condensed Consolidated Financial
Statements for further information.

RESULTS OF OPERATIONS

Net sales for the quarter ended August 31, 1999 increased 7.2% over the corresponding quarter of 1998. The effect of foreign currency exchange rate changes, primarily in the United Kingdom, decreased sales by 0.5% compared to last year. Unit volume increased 7.2% as compared to last year, while the combined effects of price and product mix increased sales by 0.5%. The worldwide food business

                                    (10)
experienced 7% sales growth. Continued sales growth in the worldwide consumer business was primarily due to promotional and marketing programs, distribution gains and new product launches in the U.S. Consumer business, which grew at nearly 11%. The Company's industrial and food service businesses were also favorably impacted by volume growth primarily related to new products and distribution. Packaging sales were up 8% versus the prior year with a combination of volume increases and price and product mix changes.

For the nine months ended August 31, 1999, the 7.0% increase in net sales versus the prior year was mainly driven by volume increases in all operating groups. These volume increases, primarily from new distribution and the promotional and marketing programs, were partially offset by a 1% decrease due to the effect of foreign currency exchange rate changes.

Operating income as a percentage of net sales, before special charges, increased to 9.2% from 8.8% for the quarter and increased to 8.1% from 7.7% for the nine months ended August 31, 1999 as compared to last year.

Gross profit as a percentage of net sales increased to 34.4% from 32.9% in the third quarter of last year. Gross profits were favorably impacted by volume growth in the higher margin U.S. Consumer business and increased sales of higher margin flavor products and new distribution in the U.S. Industrial and Food Service businesses. Increased volumes in our Asian markets contributed to improved margins during the third quarter.
Increased volumes and improved operating efficiencies increased margins in the Packaging business. These factors also impacted the nine months ended August 31, 1999, improving the Company's gross profit as a percentage of net sales to 33.7% from 32.5% in the comparable period last year.

Selling, general and administrative expenses increased in the third quarter and nine months ended August 31, 1999 as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to expenditures in support of higher sales and income levels, including promotional spending, research and development, professional services and incentive-based employee compensation.

Interest expense decreased $1.4 million and $2.8 million for the third quarter and nine months ended August 31, 1999, respectively, due to lower debt levels and interest rates.

Other income for the third quarter of 1999 and 1998 included
$1.2 million and $1.8 million, respectively, of income from the three year non-compete agreement with Calpine Corporation, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc. For the first nine months of 1999 and 1998, $3.5 million and $5.3 million, respectively, has been realized.


                                    (11)
Due to the impact of certain nondeductible expenses related to the special charges, the effective tax rate for the quarter and nine months ended August 31, 1999 was 38.2% and 44.1%, respectively, versus 36.0% in the comparable periods last year. Excluding the impact of these special charges, the effective tax rate for the quarter and nine months ended August 31, 1999 was 35.9%.

Income from unconsolidated operations increased to $4.5 million in the third quarter of 1999 from $2.0 million in the comparable quarter last year. The increase is due to the improved performance at our Mexican and Japanese joint ventures. Income from unconsolidated operations for the first nine months of 1999 was also favorably impacted by these joint ventures.

In 1998, translation gains and losses from the devaluation of the Mexican peso were recognized in accordance with hyper-inflationary accounting rules. As of January 1, 1999, Mexico was no longer considered a hyper-inflationary economy.

MARKET RISK SENSITIVITY

Foreign Currency

In the first quarter of 1999, a Mexican peso option contract with a notional value of $9.0 million matured. During the first nine months of 1999, the Company entered into foreign currency forward contracts to sell Mexican pesos. The current contract, which expires in 1999, had a notional value of $3.2 million as of August 31, 1999.

In the third quarter of 1999, a foreign currency forward contract to buy Australian dollars matured. This contract, which had a notional value of $7.8 million, matured when the Company's 9.74%
Australian dollar note was repaid in August 1999.

The fair value of the Company's entire portfolio of forward and option contracts was $0.2 million as of August 31, 1999.

Interest Rates

The fair value of the Company's forward starting interest rate swaps was $4.6 million as of August 31, 1999. The Company intends to hold the interest rate swaps until maturity.


FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities increased to a cash inflow of $70.3 million from a cash inflow of $1.8 million for the nine months ended August 31, 1999 and 1998, respectively.

This increase is primarily due to changes in working capital components. Inventory levels were favorably impacted by increased net sales and additional focus on supply chain management. Cash outflows related to prepaid allowances were favorably impacted by

                                    (12)
a higher level of customer renewals and distribution gains experienced primarily in the first half of 1998. In addition, other liabilities were favorably impacted by decreased tax payments and incentive-based employee compensation costs.

Investing activities used cash of $33.8 million in the first nine months of 1999 versus $52.7 million in the comparable period of 1998. Capital expenditures decreased versus the prior year because 1998 contained expenditures to implement projects to support new distribution in several businesses and the consolidation of Packaging facilities. The Company continued its efforts to limit capital expenditures to depreciation levels. Acquisitions of businesses in 1998 were for the purchase of a line of wet and dry mustards, curry powders and various meal lines in Australia and Canada marketed under the Keen's and Rice-a-Riso brand names.

Cash flows from financing activities include the purchase of
1.1 million shares of common stock, completing the Company's previously announced 10 million share buyback program. On
March 18, 1999, the Company announced a new repurchase program to buy back up to $250 million of the Company's outstanding stock from time to time in the open market. During the first nine months of 1999, 0.8 million shares were repurchased under this program.

The Company's ratio of debt to total capital was 56.1% as of August 31, 1999, down from 58.9% at August 31, 1998 and up from 51.6% at November 30, 1998. The increase since year end was due to the Company's historical trend of lower income in the first half of the fiscal year and the effect of the stock buyback program, partially offset by improved cash flows from operating activities.

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

The Company's work on the Y2K compliance program officially began in 1996. A Corporate project team, working with outside consultants, developed a process to identify and correct Y2K issues on all information technology (IT) platforms and non-IT systems.
In addition, all operating units have undertaken Y2K initiatives with direction from the Corporate project team. As a result of this process, the Company has inventoried and assessed all systems and developed remediation programs where necessary for all business-critical information technology applications. The Company is on target with its remediation and testing work. A similar program is also in place for non-IT systems. Final completion and implementation will occur in October 1999.

                                    (13)
The risk of internal business-critical computer systems failure is mitigated by extensive testing, verification and validation efforts. These efforts, which include program and systems testing, simulate operations in the year 2000. Review of the remediation process and program code by independent third parties has been completed. Contingency plans, including system continuity plans, are being developed to mitigate this risk.

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

The Company is developing contingency plans to mitigate potential disruptions to the Company's operations. These include action plans to address system failures by third parties, including identifying and securing alternate sources of materials and developing backup systems to ensure internal communications are not impacted by external disruptions affecting voice and data transmission. Plans are also being developed to address individual location failures since the most likely impact will occur within individual systems or at specific locations. The Company expects to complete its contingency plans in the fourth quarter of 1999.

A Company-wide Y2K readiness program was developed to ensure that all employees are aware of the risks associated with the Y2K changes. These include risks associated with third-party transactions or the Company's internal processes. The Y2K readiness program has been launched throughout the Company.

Since the compliance program began, the Company has incurred approximately $11.6 million in expenses, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenses of approximately $1.4 million through 2000. The Company has also procured replacement systems that, in addition to being Y2K compliant, provide enhanced capability to benefit future operations. Management believes that internally generated funds and existing sources of liquidity are sufficient to meet the expected funding requirements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to position eliminations, cash requirements and savings related to the special charges, expected Y2K readiness and cost, the impact of accounting and disclosure changes, capital spending, the stock buyback program, the holding period and market risks associated with financial instruments, the impact of foreign

                                    (14)
exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results could be materially affected by external factors such as: actions of competitors, customer relationships, actual amounts and timing of special charge items, including severance payments, removal and disposal costs and final negotiation of third-party contracts, third party Y2K readiness, the impact of stock market conditions on the stock buyback program, fluctuations in the cost and availability of supply-chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates.


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

                                  McCORMICK & COMPANY, INCORPORATED



Date:  October 13, 1999           By: /s/Francis A. Contino
                                      Francis A. Contino
                                      Executive Vice President & Chief
                                      Financial Officer



Date:  October 13, 1999           By: /s/J. Allan Anderson
                                      J. Allan Anderson
                                      Vice President & Controller
































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