Form 10-K
period 1999-11-30
MCCORMICK & CO INC
filed 2000-02-24
CIK 63754

                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1999        Commission file number 0-748
                          ------------------                              -----

                        MCCORMICK & COMPANY, INCORPORATED

                 Maryland                      52-0408290
        (State of incorporation)              (IRS Employer Identification No.)

          18 Loveton Circle
          Sparks, Maryland                     21152
   (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code      (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:   Not applicable

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, No Par Value       Common Stock Non-Voting, No Par Value
      --------------------------       -------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2000............ $  166,065,781

The aggregate market value of the non-voting stock held by non-affiliates of the registrant at January 31, 2000............ $1,578,781,634

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        CLASS              NUMBER OF SHARES OUTSTANDING          DATE
 Common Stock                       9,116,850                January 31, 2000
 Common Stock Non-Voting           60,079,720                January 31, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                             PART OF 10-K INTO WHICH INCORPORATED
  Registrant's 1999 Annual Report to Stockholders.....    Part I, Part II, Part IV
  Registrant's Proxy Statement dated February 15, 2000... Part III

                                     PART I

         As used herein, the "Registrant" means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

ITEM 1.  BUSINESS

         The Registrant, a diversified specialty food company, is a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings, flavorings and other specialty food products to the entire food industry. The Registrant also, through subsidiary corporations, manufactures and markets specialty plastic bottles and tubes for food, personal care and other industries. The Registrant was formed in 1915 under Maryland law as the successor to a business established in 1889.

         The Registrant operates in three business segments: consumer; industrial; and packaging. The consumer segment sells spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the "McCormick" brand, and the "Club House" brand in Canada, and the "Schwartz" brand in the U.K. The industrial segment sells spices, herbs, extracts, proprietary seasonings, condiments, coatings and compound flavors to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment sells plastic packaging products to the food, personal care and other industries, primarily in the U.S. See Note 12 of the Notes to Consolidated Financial Statements on pages 35 and 36 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference. Additional financial information about the Registrant's business segments is incorporated by reference from "Management's Discussion and Analysis" on pages 18 through 20 of the Annual Report to Stockholders for 1999.

         The Registrant's Annual Report to Stockholders for 1999, which is enclosed as Exhibit 13, contains a description of the business in the "Report on Operations" on pages 7 through 17, which is incorporated by reference. Unless otherwise indicated, all references to amounts in this Report or in the Registrant's Annual Report to Stockholders for 1999 are amounts from continuing operations.

RAW MATERIALS

         Many of the spices and herbs purchased by the Registrant are imported into the U.S. from the country of origin, although significant quantities of some materials, such as paprika, dehydrated vegetables, onion and garlic, and food ingredients other than spices and herbs, originate in the U.S. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from the countries of origin. In addition, the Registrant also purchases cheese and dairy powders from U.S. sources for use in many industrial products.

         The raw materials most important to the Registrant are cheese and dairy powders, black pepper, onion, garlic and capsicums (paprika and chili peppers) and vanilla beans. The Registrant is not aware of any restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, the Registrant uses a combination of open market purchases and advance purchase commitments, most of which are short-term in nature, to minimize volatility in price and uncertainty of supply.

         Substantially all of the raw materials used in the packaging segment originate in the U.S.

CUSTOMERS

         The Registrant's products are sold through its own sales organization, brokers and distributors. In the consumer segment, these products are generally resold to consumers through grocery, mass merchandise, drug and other retail outlets. In the industrial segment, these products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers to enhance the flavor of their foods. In the packaging segment, plastic bottles and tubes are sold to pharmaceutical, cosmetics and other companies in the personal care industry as well as to the food industry.

         The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 1999. Sales to the Registrant's five largest customers represented approximately 21% of consolidated net sales. In the Registrant's industrial segment, three customers represented approximately one-third of net sales.

         The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

TRADEMARKS, LICENSES AND PATENTS

         The Registrant owns a number of trademark registrations. Although in aggregate these trademarks may be material to the Registrant's business, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick," "Schwartz" and "Club House" trademarks, would not have a material adverse effect on the Registrant's business. The "McCormick" trademark is extensively used by the Registrant in connection with the sale of virtually all of the Registrant's food products worldwide, with the exception of Canada and the U.K. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

         The Registrant has entered into a number of license agreements authorizing the use of its trademarks by affiliated and non-affiliated entities. In the aggregate, the loss of license agreements with non-affiliated entities would not have a material adverse effect on the Registrant's business. The terms of the license agreements are generally 3 to 5 years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

         The Registrant owns various patents, but they are not viewed as material to the Registrant's business.

SEASONAL NATURE OF BUSINESS

         Due to seasonal factors inherent in the business, the Registrant's sales and income are lower in the first two quarters of the fiscal year and increase in the third and fourth quarters. The seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

WORKING CAPITAL

         In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Registrant's liquidity and capital resources, see Note 4 of the Notes to Consolidated Financial Statements on page 31 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference, and the "Financial Condition" section of "Management's Discussion and Analysis" on pages 20 and 21 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

COMPETITION

         The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see pages 7 through 15 of the "Report on Operations" in the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

RESEARCH AND QUALITY CONTROL

         The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 1999, 1998 and 1997 were approximately $42.8 million, $38.9 million and $37.7 million, respectively. Of these amounts, expenditures for research and development amounted to $21.4 million in 1999, $16.9 million in 1998 and $16.1 million in 1997. The amount spent on customer-sponsored research activities is not material.

ENVIRONMENTAL REGULATIONS

         Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. There were no material capital expenditures for environmental control facilities in 1999 and there are no material expenditures planned for such purposes in 2000.

EMPLOYEES

         The Registrant had on average approximately 7,300 employees during 1999.

INTERNATIONAL OPERATIONS

         The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange and price controls, restrictions on investments, royalties and dividends and exchange rate fluctuations. Within the consumer and industrial segments, approximately one-third of net sales in 1999 was from international operations.

         For additional information, see Note 12 of the Notes to Consolidated Financial Statements on pages 35 and 36 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference, and the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 22 through 23 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

FORWARD-LOOKING INFORMATION

         For a discussion of forward-looking information, see the "Forward-Looking Information" section of "Management's Discussion and Analysis" on page 24 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

ITEM 2.  PROPERTIES

         The Registrant's principal executive offices and main research facilities are owned and located in suburban Baltimore, Maryland.

         The following is a list of the Registrant's principal manufacturing properties, all of which are owned except for the Cranbury, New Jersey and Sydney, Australia facilities:

         United States
            Hunt Valley, Maryland - consumer and industrial (5 principal plants) Salinas, California - consumer and industrial
            Commerce, California - consumer
            Dallas, Texas - industrial
            Atlanta, Georgia - industrial
            South Bend, Indiana - industrial
            Anaheim, California - packaging
            Oxnard, California - packaging
            Easthampton, Massachusetts - packaging
            Cranbury, New Jersey - packaging

         Canada
            London, Ontario - consumer and industrial
            Mississauga, Ontario - industrial

         United Kingdom
            Haddenham, England - consumer and industrial
            Paisley, Scotland - industrial

         Australia
            Melbourne - consumer and industrial
            Sydney - consumer and industrial

         China
            Shanghai - consumer and industrial
            Guangzhou - industrial

         In addition to distribution facilities and warehouse space available at its manufacturing facilities, the Registrant leases a regional distribution facility in Belcamp, Maryland. The Registrant also owns or leases several other properties used for manufacturing consumer and industrial products and for sales, distribution and administrative functions.

         The Registrant's plants and principal properties are well-maintained and adequate to support the current operations of the business and certain additional growth.

ITEM 3.  LEGAL PROCEEDINGS

         As previously reported by the Registrant, the Federal Trade Commission initiated an investigation of certain sales and marketing practices of the Registrant's retail division in 1996 pursuant to Section 5 of the Federal Trade Commission Act. During the course of the investigation, the Commission Staff reviewed more than 2,200 contracts between the Registrant and its retail customers. At the conclusion of the investigation, the Commission Staff asserted that the Registrant had not satisfied the "meeting competition" defense of the Robinson-Patman Act in connection with three contracts which were negotiated in 1994 and 1995. The Staff recommended that the Commission file an administrative complaint against the Registrant based on those findings.

         The Registrant has signed a settlement agreement negotiated with the Commission Staff. The agreement provides that the Registrant will not violate
Section 2(a) of the Robinson-Patman Act, which relates to price discrimination, and that it will document for a period of ten years all information on which it bases its "meeting competition" defense under Section 2(b) of the Act. The agreement does not constitute an admission by the Registrant that the law has been violated and has no adverse financial impact on the Registrant. The agreement is subject to acceptance by the Commission.

         The settlement agreement will not affect the ability of the Registrant to compete for business in the future nor will it have any impact on the Registrant's relationships with its customers. The Registrant plans to make some adjustments to its internal record-keeping procedures, but these adjustments will not affect the way in which the Registrant markets and sells its products.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of Registrant's fiscal year 1999 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant has disclosed in Note 14 of the Notes to Consolidated Financial Statements on page 36 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference, the information relating to the market price and dividends paid on Registrant's common stocks.

         The Registrant's non-voting common stock is listed and traded on the New York Stock Exchange, and its voting common stock is traded over-the-counter. The approximate number of holders of common stock of the Registrant based on record ownership as of January 31, 2000 was as follows:

                                                          Approximate Number
                  Title of Class                          of Record Holders
                  --------------                          -----------------
          Common Stock, no par value                           2,000
          Common Stock Non-Voting, no par value                9,000

ITEM 6.  SELECTED FINANCIAL DATA

         This information is set forth on the line items entitled "Net sales," "Net income-continuing operations," "Earnings per share - assuming dilution - continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" in the "Historical Financial Summary" on page 38 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is set forth in "Management's Discussion and Analysis" on pages 18 through 24 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

         This information is set forth in the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 22 through 23 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included on pages 25 through 36 of the Registrant's Annual Report to Stockholders for 1999, which pages are incorporated by reference. The Report of Independent Auditors from Ernst & Young LLP on such financial statements is included on page 37 of the Registrant's Annual Report to Stockholders for 1999, which page is incorporated by reference. The supplemental schedule for 1997, 1998 and 1999 is included on page 12 of this Report on Form 10-K.

         The unaudited quarterly data is included in Note 14 of the Notes to Consolidated Financial Statements on page 36 of the Registrant's Annual Report to Stockholders for 1999, which is incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No response is required to this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2000, which sets forth the information required by this Item in the "Election of Directors" section on pages 3 through 6, which are incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson, Kenneth A. Kelly, Jr., Christopher J. Kurtzman, Robert W. Skelton and Gordon M. Stetz, Jr. are also executive officers of the Registrant.

         Mr. Anderson is 53 years old and has had the following work experience during the last five years: 2/00 to present - Senior Vice President; 1/92 to 2/00 - Vice President and Controller.

         Mr. Kelly is 44 years old and has had the following work experience during the last five years: 2/00 to present - Vice President and Controller; 7/97 to 2/00 - Vice President of Finance and Administration/McCormick Schilling Division; 3/96 to 7/97 - Director of Corporate Accounting; 10/94 to 3/96 - Assistant Corporate Controller, United Technologies Corporation.

         Mr. Kurtzman is 47 years old and has had the following work experience during the last five years: 2/96 to present - Vice President and Treasurer; 5/94 to 2/96 - Assistant Treasurer-Domestic.

         Mr. Skelton is 52 years old and has had the following work experience during the last five years: 6/97 to present - Vice President, General Counsel and Secretary; 4/96 to 6/97 - Vice President and General Counsel; 1/84 to 4/96 - Assistant Secretary and Associate General Counsel.

         Mr. Stetz is 39 years old and has had the following work experience during the last five years: 6/98 to present - Vice President, Acquisitions and Financial Planning; 2/95 to 6/98 - Assistant Treasurer, Investor
Relations/Financial Services.

ITEM 11.  EXECUTIVE COMPENSATION

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2000, which sets forth the information required by this Item on pages 7 through 15, which pages are incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2000, which sets forth the information required by this Item on pages 4 through 6, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2000, which sets forth the information required by this Item at page 7, which page is incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as a part of this Form:

                  1. The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 11 of this Report.

                  2. The financial statement schedules required by Item 8 of this Form 10-K which are listed in the Table of Contents appearing on page 11 of this Report.

                  3. The exhibits which are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages 13 and 14 of this Report.


            (b) The Registrant filed no reports during the last quarter of its fiscal year 1999 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MCCORMICK & COMPANY, INCORPORATED

By:
/s/ Robert J. Lawless           Chairman,  President & Chief Executive Officer        February 21, 2000
Robert  J. Lawless

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Robert J. Lawless           Chairman,  President & Chief Executive Officer        February 21, 2000
Robert  J. Lawless


Principal Financial Officer:

/s/ Francis A. Contino          Executive Vice President & Chief Financial Officer    February 21,2000
Francis A. Contino

Principal Accounting Officer:

s/ Kenneth A. Kelly, Jr.        Vice President & Controller                           February 21, 2000
Kenneth A. Kelly, Jr.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:                                DATE:

/s/ James T. Brady                               February 21, 2000
James T. Brady

/s/ Francis A. Contino                           February 21, 2000
Francis A. Contino

/s/ Robert G. Davey                              February 21, 2000
Robert G. Davey

/s/ Edward S. Dunn, Jr.                          February 21, 2000
Edward S. Dunn,  Jr.

/s/ Freeman A. Hrabowski, III                    February 21, 2000
Freeman A. Hrabowski, III

/s/ Robert J. Lawless                            February 21, 2000
Robert  J. Lawless

/s/ Carroll D. Nordhoff                          February 21, 2000
Carroll D. Nordhoff

/s/ Robert W. Schroeder                          February 21, 2000
Robert W. Schroeder

/s/ William E. Stevens                           February 21, 2000
William E. Stevens

/s/ Karen D. Weatherholtz                        February 21, 2000
Karen D. Weatherholtz

                        MCCORMICK & COMPANY, INCORPORATED

                    TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant's 1999 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

         Consolidated Statement of Income for the Years Ended November 30, 1999,
            1998 and 1997
         Consolidated Balance Sheet, November 30, 1999 and 1998
         Consolidated Statement of Cash Flows for the Years Ended November 30,
            1999, 1998 and 1997
         Consolidated Statement of Shareholders' Equity for the Years Ended
            November 30, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

Included in Part IV of this Annual Report:

         Supplemental Financial Schedules:
         II  - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

* PURSUANT TO RULE 12b-23 ISSUED BY THE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, A COPY OF THE 1999 ANNUAL REPORT TO STOCKHOLDERS OF THE REGISTRANT FOR ITS FISCAL YEAR ENDED NOVEMBER 30, 1999 ACCOMPANIES THIS ANNUAL REPORT ON FORM 10-K.

                                              Supplemental Financial Schedule II
                                                        Consolidated

                        McCORMICK & COMPANY, INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

-----------------------------------------------------------------------------------------------------
                    Column A                    Column B      Column C     Column D     Column E

                                                 Balance      Additions   Deductions    Balance
                   Description                  Beginning     Costs and                  at End
                                                 of Year      Expenses                  of Year
-----------------------------------------------------------------------------------------------------
Year ended November 30, 1999                      $4.0          $1.7       $1.9 (1)       $3.8
   Allowance for doubtful receivables

Year ended November 30, 1998                      $3.7          $1.3       $1.0 (1)       $4.0
    Allowance for doubtful receivables

Year ended November 30, 1997                      $3.5          $1.0       $0.8 (1)       $3.7
  Allowance for doubtful receivables

Note:

  (1)  Accounts written off net of recoveries.

                                  EXHIBIT INDEX

ITEM 601
EXHIBIT
NUMBER                                              REFERENCE OR PAGE
(2)  Plan of acquisition, reorganization,
     arrangement, liquidation or succession         Not applicable.

(3)  Articles of Incorporation and By-Laws

     Restatement of Charter of McCormick            Incorporated by reference from Registration Form S-8,
     & Company, Incorporated dated                  Registration   No. 33-39582 as filed with the Securities
     April 16, 1990                                 and Exchange Commission on March 25, 1991.

     Articles of Amendment to Charter of            Incorporated by reference from Registration Form S-8
     McCormick & Company, Incorporated              Registration Statement No. 33-59842 as filed with the
     dated April 1, 1992                            Securities and Exchange Commission on March 19, 1993.

     By-laws of McCormick & Company,                Incorporated by reference from Registrant's Form 10-Q
     Incorporated - Restated and Amended            for the quarter ended May 31, 1996 as filed with the
     as of June 17, 1996                            Securities and Exchange Commission on  July 12, 1996.

(4)  Instruments defining the rights of security    With respect to rights of securities, see Exhibit 3
     holders, including indentures                  (Restatement of Charter).  No instrument of Registrant
                                                    with respect to long-term debt involves an amount of
                                                    authorized securities which exceeds 10 percent of the
                                                    total assets of the Registrant and its subsidiaries on a
                                                    consolidated basis. Registrant agrees to furnish a copy
                                                    of any such instrument upon request of the Commission.

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

                   ii) Stock option plans, in which directors, officers and
                  certain other management employees participate, are described in Registrant's S-8 Registration Statements Nos. 33-33725 and 33-23727 as filed with the Securities and Exchange Commission on March 2, 1990 and March 21, 1997 respectively, which statements are incorporated by reference.

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

                  vi) Amendment to the Letter Agreement between Registrant and Charles P. McCormick, Jr. effective December 1, 1998, a copy of which was attached as Exhibit 10.1 to the Registrant's Report on Form 10-K for the fiscal year 1998, as filed with the Securities and Exchange Commission on February 24, 1999, which report is incorporated by reference.

(11) Statement re computation of per-share earnings.  Not applicable.

(12) Statements re computation of ratios.             Pages 20 and 21 of Exhibit 13.

(13) Annual Report to Security Holders

     McCormick & Company, Incorporated                Submitted in electronic format.
     Annual Report to Stockholders for 1999

(16) Letter re change in certifying                   Not applicable.
     accountant

(18) Letter re change in accounting principles        Not applicable.

(21) Subsidiaries of the Registrant                   Page 39 of Exhibit 13.

(22) Published report regarding matters               Not applicable.
     submitted to vote of securities holders

(23) Consent of independent auditors                  Page 15 of this Report on Form 10-K.

(24) Power of attorney                                Not applicable.

(27) Financial Data Schedule                          Submitted in electronic format only.

(99) Additional exhibits                              Registrant's definitive Proxy Statement dated
                                                      February 15, 2000