Form 10-Q
period 2000-02-29
MCCORMICK & CO INC
filed 2000-04-13
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   February 29, 2000   Commission File Number 0-748
                   ------------------                         -------

                        McCORMICK & COMPANY, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   52-0408290
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

18 Loveton Circle, P. O. Box 6000, Sparks, MD       21152-6000
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (410) 771-7301
                                                   ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Shares Outstanding
                                          March 31, 2000
                                       ---------------------
   Common Stock                            8,737,203

   Common Stock Non-Voting                59,959,109

                         PART I - FINANCIAL INFORMATION

       ITEM 1                 FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                     (in thousands except per share amounts)


                                                           Three Months Ended
                                                           Feb. 29,  Feb. 28,
                                                          2000              1999
                                                          ----              ----

Net sales                                               $462,403         $441,543

  Cost of goods sold                                     298,571          296,204
                                                        --------         --------

Gross profit                                             163,832          145,339

  Selling, general and
   administrative expense                                125,938          111,355

  Special charges                                            502              -
                                                        --------         --------

Operating income                                          37,392           33,984

  Interest expense                                         7,406            8,134

  Other expense                                            1,445              228
                                                        --------         --------

Income before income taxes                                28,541           25,622

  Income taxes                                            10,189            9,198
                                                        --------         --------

Net income from consolidated
  operations                                              18,352           16,424

  Income from unconsolidated
   operations                                              6,065            1,746
                                                        --------         --------

Net income                                              $ 24,417         $ 18,170
                                                        ========         ========

Earnings per common share -
  basic and assuming dilution                              $0.35            $0.25
                                                         ========        ========

Cash dividends declared per
 common share                                              $0.19            $0.17
                                                        ========         ========

            See notes to condensed consolidated financial statements.

                                       (1)

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                       Feb. 29,      Feb. 28,       Nov. 30,
                                                        2000           1999           1999
                                                     -----------    -----------    -----------
                                                     (Unaudited)    (Unaudited)
ASSETS

  Current Assets
     Cash and cash equivalents                       $    24,009    $    16,071    $    11,961
     Accounts receivable, net                            180,622        176,367        213,926
     Inventories
        Raw materials and supplies                        99,844        108,678        101,608
        Finished products and work-in
               process                                   147,472        137,714        132,563
                                                     -----------    -----------    -----------
                                                         247,316        246,392        234,171
     Other current assets                                 31,041         21,518         30,499
                                                     -----------    -----------    -----------

        Total current assets                             482,988        460,348        490,557
                                                     -----------    -----------    -----------

  Property, plant and equipment                          746,426        725,326        734,982
  Less: Accumulated depreciation                        (384,070)      (353,117)      (371,731)
                                                     -----------    -----------    -----------
          Total property, plant and
             equipment, net                              362,356        372,209        363,251
                                                     -----------    -----------    -----------

  Intangible assets, net                                 144,189        156,761        142,849
  Prepaid allowances                                     123,524        153,729        109,253
  Investments and other assets                            87,238         74,119         82,869
                                                     -----------    -----------    -----------

        Total assets                                 $ 1,200,295    $ 1,217,166    $ 1,188,779
                                                     ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities

     Short-term borrowings                           $   180,550    $   173,650    $    92,940
     Current portion of long-term debt                     7,622         17,114          7,731
     Trade accounts payable                              142,365        140,020        148,755
     Other accrued liabilities                           179,516        171,615        221,206
                                                     -----------    -----------    -----------

        Total current liabilities                        510,053        502,399        470,632
                                                     -----------    -----------    -----------

  Long-term debt                                         239,871        247,956        241,432
  Other long-term liabilities                             96,992         99,225         94,293
                                                     -----------    -----------    -----------
        Total liabilities                                846,916        849,580        806,357
                                                     -----------    -----------    -----------

  Shareholders' Equity

     Common stock                                         50,472         49,674         49,761
     Common stock non-voting                             121,424        120,040        124,041
     Retained earnings                                   215,501        245,744        242,764
     Accumulated other comprehensive income              (34,018)       (47,872)       (34,144)
                                                     -----------    -----------    -----------

        Total shareholders' equity                       353,379        367,586        382,422
                                                     -----------    -----------    -----------

        Total liabilities and
           shareholders' equity                      $ 1,200,295    $ 1,217,166    $ 1,188,779
                                                     ===========    ===========    ===========

           See notes to condensed consolidated financial statements.
                                       (2)

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      Three Months Ended
                                                                      Feb. 29,     Feb. 28,
                                                                         2000        1999
                                                                     --------    --------
Operating activities

   Net income                                                        $ 24,417    $ 18,170
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
    Depreciation and amortization                                      14,464      13,563
    Special charges                                                       502          --
    Income from unconsolidated operations                              (6,065)     (1,746)
    Changes in operating assets and liabilities                       (36,039)    (14,477)
    Other                                                                 153         186
                                                                     --------    --------
Net cash (used in) provided by operating activities                    (2,568)     15,696
                                                                     --------    --------

Investing activities

   Capital expenditures                                               (12,334)     (9,756)
   Acquisitions of businesses                                          (3,065)         --
   Other                                                                  139         188
                                                                     --------    --------
Net cash used in investing activities                                 (15,260)     (9,568)
                                                                     --------    --------

Financing activities

   Short-term borrowings, net                                          84,517      28,002
   Long-term debt repayments                                             (888)     (1,861)
   Common stock issued                                                    104       2,578
   Common stock acquired by purchase                                  (40,398)    (24,315)
   Dividends paid                                                     (13,205)    (12,330)
                                                                     --------    --------
Net cash provided by (used in) financing activities                    30,130      (7,926)
                                                                     --------    --------

Effect of exchange rate changes on cash and
    cash equivalents                                                     (254)        158
                                                                     --------    --------

Increase (decrease) in cash and cash equivalents                       12,048      (1,640)
Cash and cash equivalents at beginning of period                       11,961      17,711
                                                                     --------    --------

Cash and cash equivalents at end of period                           $ 24,009    $ 16,071
                                                                     ========    ========



            See notes to condensed consolidated financial statements.
                                       (3)

                        McCORMICK & COMPANY, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The results of consolidated operations for the three month period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

RECLASSIFICATIONS

In the first quarter of 2000, the Company reclassified royalty income to be included in operating income. Amounts previously included in other expense have been reclassified to selling, general and administrative expense. All prior period financial information has been reclassified to conform to the current presentation. Total royalty income for the first quarter of 2000 and 1999 was $2.6 million and $1.3 million, respectively.

2.   EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:


                                 Three Months Ended
                                 Feb. 29,   Feb. 28,
                                   2000     1999
                                  ------   ------
                                   (in thousands)
Average shares outstanding -
 basic                            69,537   72,326

 Effect of dilutive securities:
   Stock options and
   Employee stock purchase plan      281      627
                                  ------   ------

Average shares outstanding -
 assuming dilution                69,818   72,953
                                  ======   ======


                                       (4)

3.   COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:



                               Three Months Ended
                                Feb. 29,  Feb. 28,
                                  2000     1999
                                  ----     ----
                                  (in thousands)
Net income                    $ 24,417    $ 18,170
Other comprehensive income:
  Foreign currency
    translation adjustments     (2,066)     (4,356)

  Derivative financial
    instruments                  2,192        (331)
                              --------    --------

Comprehensive income          $ 24,543    $ 13,483
                              ========    ========


4.   SPECIAL CHARGES

During 1999, the Company recorded special charges associated with a plan to streamline operations and an actuarial change. In Europe, the Company announced actions to consolidate certain U.K. facilities, improve efficiencies within previously consolidated European operations and realign operations between the U.K. and other European locations.

During the first quarter of 2000, the Company recorded special charges of $0.5 million ($0.4 million after-tax). These charges, which primarily related to other exit costs anticipated in the streamlining actions discussed above, could not be recognized until certain actions were implemented. The Company also utilized $1.6 million of special charge accruals, primarily related to severance and personnel costs. As of February 29, 2000, approximately 230 positions were eliminated under the streamlining program.

In total, the Company expects to recognize $2.6 million of special charges and complete the program in 2000.

The major components of the special charges (credits) and the remaining accrual balance as of February 29, 2000 follow:



                                              Severance         Asset         Other      Actuarial
                                            and personnel       write-        exit        method
                                                Costs           Downs         Costs       Change          Total
                                            -------------       ------        -----      ---------        -----
                                                                          (in millions)

1999
----
Special charges (credits)                        $7.9           $15.8          $3.0        $(7.7)         $19.0
Amounts utilized                                 (4.0)          (15.8)         (1.2)         7.7          (13.3)
                                                 ----           -----          ----        -----          -----
Balance at November 30, 1999                     $3.9           $   -          $1.8        $   -          $5.7
2000
----
Special charges                                   0.1             0.1           0.3            -           0.5
Amounts utilized                                 (1.1)           (0.1)         (0.4)           -          (1.6)
                                                 ----            ----          ----         ----          ----
Balance at February 29, 2000                     $2.9           $   -          $1.7        $   -          $4.6




                                       (5)

For further information, please refer to the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

5.   BUSINESS SEGMENTS

In the fourth quarter of 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers.

The Company operates in three business segments: consumer, industrial and packaging. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells consumer spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the McCormick and Schilling brands in the U.S., Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment manufactures and markets plastic packaging products for food, personal care and other industries, predominantly in the U.S. Tubes and bottles are also produced for the Company's food segments.

The Company measures segment performance based on operating income. Intersegment sales are generally accounted for at current market value or cost plus markup. Because of manufacturing integration for certain products within the food segments, inventory cost, including the producing segment's overhead and depreciation, is transferred and recognized in the operating income of the receiving segment. Corporate and eliminations includes general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments.



                                                             Total                      Corporate &
                                   Consumer     Industrial   Food         Packaging     Eliminations      Total
                                   --------     ----------   -----        ---------     ------------    ---------
                                                              (in millions)

Three Months Ended Feb. 29, 2000
--------------------------------

Net sales                          $  203.1     $  217.3     $  420.4     $  42.0      $    --          $  462.4
Intersegment sales                       --          2.5          2.5         8.2        (10.7)               --
Operating income                       25.7         15.1         40.8         5.3         (8.7)             37.4
Operating income excluding
    special charges                    26.0         15.3         41.3         5.3         (8.7)             37.9
Income from unconsolidated
    operations                          5.7          0.4          6.1          --           --               6.1

Three Months Ended Feb. 28, 1999
--------------------------------

Net sales                          $  191.5     $  210.7     $  402.2     $  39.3      $    --          $  441.5
Intersegment sales                       --          1.8          1.8         7.1         (8.9)               --
Operating income                       23.0         13.7         36.7         3.8         (6.5)             34.0
Operating income excluding
    special charges                    23.0         13.7         36.7         3.8         (6.5)             34.0
Income from unconsolidated
    operations                          1.7           --          1.7          --           --               1.7

                                         (6)

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended February 29, 2000, the Company reported net income of $24.4 million versus $18.2 million for the comparable period last year. Diluted earnings per share were $0.35 for the first quarter of 2000 compared to $0.25 last year.

The Company realized improved financial performance throughout its global operations. In the first quarter of 2000, sales, gross profit margin and operating income in each business segment improved versus the comparable period last year. New distribution, new products, favorable product mix and operating efficiencies continued to favorably impact the Company's results. Although the bankruptcy of a significant industrial customer negatively impacted the first quarter of 2000, operating income, excluding special charges, still grew 11.5% versus last year. In addition, the Company's unconsolidated affiliates recorded significant improvement over the comparable period last year.

RESULTS OF OPERATIONS

Net sales for the quarter ended February 29, 2000 increased 4.7% over the comparable quarter of 1999. Unit volume increased 4.2% as compared to last year, while the combined effects of price and product mix had no impact on sales. Foreign currency exchange rates also had no impact on sales, as unfavorable European impacts were offset by favorable results in Canada, Mexico and Australia. The acquisition of a Hispanic food products business in the first quarter of 2000 contributed 0.5% in sales growth over the prior year.



                                                       Three months ended
                                                   Feb. 29,          Feb. 28,
                                                    2000               1999
                                                   -------           --------
                                                          (in millions)
Net Sales
----------
Consumer                                            $203.1             $191.5
Industrial                                           217.3              210.7
Packaging                                             42.0               39.3
                                                   -------           --------
                                                    $462.4             $441.5

Consumer sales increased 6.1% due to volume growth throughout the global business. In the Americas, sales increased 7.3% primarily due to strong volume growth in the U.S. In this market, effective promotional and marketing programs, new products, new distribution and the acquisition of a Hispanic food products business increased sales. Consumer sales in Asia were up 22.9% due to new products and market expansion. European sales decreased 0.6%, as unfavorable foreign exchange rates decreased sales by 2.9%.

                                       (7)

Industrial sales increased 3.1%, primarily due to volume growth. In the Americas, sales increased 6.0% as both volume and the combination of price and product mix improved due to distribution gains at warehouse clubs, broadline distributor growth and improved performance in Mexico. European sales decreased 7.7% versus the prior period as continued strong competition and unfavorable foreign exchange rates negatively impacted the business. Sales in Asia were down 3.0% versus the prior year due unfavorable price and product mix, primarily in China.

Packaging sales increased 6.9% versus the prior year, as improved market conditions continued to fuel volume growth.

Gross profit margin increased to 35.4% from 32.9% in the first quarter of last year. Gross profit margins were favorably impacted by global growth in the higher margin consumer segment. Within the industrial segment, increased sales of higher margin compound flavor products, new products and increased sales to foodservice customers improved margins. Increased volumes and improved operating efficiencies continued to increase margins in the packaging segment.

Selling, general and administrative expenses increased in the first quarter ended February 29, 2000 as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to expenditures in support of higher sales and income levels, including promotional spending in support of new products, primarily in the consumer segment, and incentive-based employee compensation. In addition, the Company reserved $3.8 million for the bankruptcy of AmeriServe, an industrial customer.



                                                       Three months ended
                                                   Feb. 29,           Feb. 28,
                                                     2000               1999
                                                   --------           --------
                                                         (in millions)

Operating Income
----------------
Consumer                                             $25.7              $23.0
Industrial                                            15.1               13.7
Packaging                                              5.3                3.8
                                                    ------           --------
Combined segments (1)                                $46.1              $40.5

Operating income excluding
--------------------------
      special charges
      ---------------
Consumer                                             $26.0              $23.0
Industrial                                            15.3               13.7
Packaging                                              5.3                3.8
                                                    ------           --------
Combined segments (1)                                $46.6              $40.5

(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations.

See Note 5 in the Notes to Condensed Consolidated Financial
Statements.

                                       (8)

Operating income margin, excluding special charges, increased to 8.2% from 7.7% for the three months ended February 29, 2000 as compared to last year. Operating income, excluding special charges, increased $3.9 million or 11.5%. Consumer operating income improved 13.0% versus the prior period due to increased sales and higher levels of royalty income. Industrial operating income increased 11.7% due to product mix and operating efficiencies, partially offset by the reserve for bad debt. Packaging operating income grew 39.5% due to higher volumes and operating efficiencies.

Interest expense for the first quarter of 2000 decreased $0.7 million versus the comparable period last year. Although short-term interest rates for the quarter rose versus last year's comparable period, the retirement of higher interest rate, long term debt in 1999 and a greater weighting to short-term debt in the first quarter favorably impacted the Company. Total debt levels in the first quarter of 2000 were also less than the comparable period last year.

Other expense for the first quarter of 1999 included $1.2 million of income from the three year non-compete agreement with Calpine Corporation. This agreement, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc., ended in 1999.

The effective tax rate for the first quarter of 2000 was 35.7% versus 35.9% in the first quarter of last year.

Income from unconsolidated operations increased to $6.1 million in the first quarter of 2000 from $1.7 million in the comparable quarter last year. The increase is primarily due to improved sales and income at our Mexican joint venture. Signature Brands and the Company's joint ventures in Japan also improved their results over last year.

SPECIAL CHARGES

In 1999, the Company announced plans to streamline operations. During the first quarter of 2000, the Company recorded special charges of $0.5 million ($0.4 million after-tax). These charges, which primarily related to other exit costs anticipated in these streamlining actions, could not be recognized until certain actions were implemented.

For further information, please refer to Note 4 in the Notes to Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the year ended November 30, 1999.


MARKET RISK SENSITIVITY

FOREIGN CURRENCY

The fair value of the Company's entire portfolio of forward and option contracts was $0.4 million and $0.5 million as of February 29, 2000 and February 28, 1999, respectively.

                                      (9)

INTEREST RATES

The fair value of the Company's forward starting interest rate swaps was $5.9 million and ($0.5) million as of February 29, 2000. The Company intends to hold the interest rate swaps until maturity.


FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows from operating activities decreased from a cash inflow of $15.7 million to a cash outflow of $2.6 million for the three months ended February 28, 1999 and February 29, 2000, respectively. This decrease is primarily due to changes in working capital components. Compared to the prior year, cash flows related to inventory were unfavorable due to the significant improvements experienced in the first quarter of 1999, while prepaid allowances were unfavorable due to the timing of customer contract renewals. In addition, other liabilities were unfavorable due to the payment of incentive-based employee compensation costs.

Investing activities used cash of $15.3 million in the first three months of 2000 versus $9.6 million in the comparable period of 1999. Although capital expenditures increased versus the prior year, the Company maintained its capital expenditures at depreciation levels. In the first quarter of 2000, the Company acquired a regional line of Hispanic food products in the U.S. These products, which include spices, herbs, chili pods and other authentic Hispanic food products, will expand the Company's existing business in this category.

Cash flows from financing activities include the purchase of 1.4 million shares of common stock under the Company's previously announced $250 million share repurchase program. Through February 29, 2000, 2.8 million shares were purchased under this program.

The Company's ratio of debt to total capital was 54.8% as of February 29, 2000, up slightly from 54.4% at February 28, 1999 and up from 47.2% at November 30, 1999. The increase since year end was due to the Company's historical trend of lower income in the first half of the fiscal year and the effect of the share repurchase program.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 (Y2K) ready. As a result of these plans, the Company has not experienced significant Y2K issues subsequent to 1999's fiscal year end. The Company will continue to monitor business-critical information technology applications and critical third parties throughout the year 2000.

                                      (10)

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to special charge project spending and completion, Y2K readiness, the stock repurchase program, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results could be materially affected by external factors such as: actions of competitors, customer relationships, actual amounts and timing of special charge items, including severance payments, removal and disposal costs and final negotiation of third-party contracts, third party Y2K readiness, the impact of stock market conditions on the stock repurchase program, fluctuations in the cost and availability of supply-chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. Except as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company's financial instrument portfolio or market risk exposures since year end.

                                      (11)

                           PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits                 See Exhibit Index at pages 14-16
                                               of this Report on Form 10-Q.

                  (b) Reports on Form 8-K.     None.

                                      (12)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              McCORMICK & COMPANY, INCORPORATED

Date:  APRIL 13, 2000                       By: /s/ Francis A. Contino
     -----------------------                  -------------------------------
                                               Francis A. Contino
                                               Executive Vice President & Chief
                                               Financial Officer

Date:  APRIL 13, 2000                       By: /s/ Kenneth A. Kelly, Jr.
     --------------------------                ------------------------------
                                               Kenneth A. Kelly, Jr.
                                               Vice President & Controller








                                      (13)

                                  EXHIBIT INDEX

ITEM 601
EXHIBIT
NUMBER                                                                         REFERENCE OR PAGE
(2) Plan of acquisition, reorganization,
    arrangement, liquidation or succession                                     Not applicable.

(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick &                                      Incorporated by reference from Registration
    Company, Incorporated dated April l6, 1990                                 Form S-8, Registration No. 33-39582 as filed
                                                                               with the Securities and Exchange Commission
                                                                               on March 25, 1991.

    Articles of Amendment to Charter of                                        Incorporated by reference from Registration Form
    McCormick & Company, Incorporated                                          S-8 Registration Statement No. 33-59842 as
    dated April 1, 1992                                                        filed with the Securities and Exchange Commission
                                                                               on March 19, 1993.

    By-laws of McCormick & Company,                                            Incorporated by reference from Registrant's Form
    Incorporated-Restated and                                                  10-Q for the quarter ended May 31, 1996 as
    Amended as of June 17, 1996.                                               filed with the Securities and Exchange Commission
                                                                               on July 12, 1996.

(4) Instruments defining the rights of                                         With respect to rights of holders of equity
    security holders, including                                                securities, see Exhibit 3 (Restatement of Charter).
    indentures.                                                                No instrument of Registrant with respect to long-term
                                                                               debt involves an amount of authorized securities
                                                                               which exceeds 10 percent of the total assets of
                                                                               the Registrant and its subsidiaries on a consolidated
                                                                               basis.  Registrant agrees to furnish a copy of any
                                                                               instrument upon request of the Securities and
                                                                               Exchange Commission.

                                      (14)

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

           (ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statements Nos. 33-33725 and 33-23727 as filed with the Securities and Exchange Commission on March 2, 1990 and March 23, 1997, respectively, which statements are incorporated by reference.

           (iii) Asset Purchase Agreement among the Registrant, Gilroy Foods, Inc. and ConAgra, Inc. dated August 28, 1996, which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

           (iv) Asset Purchase Agreement among the Registrant, Gilroy Energy Company, Inc. and Calpine Gilroy Cogen, L.P., dated August 28, 1996, which agreement is incorporated by reference from Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on September 13, 1996.

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

                                      (15)

           (viii) Deferred Compensation Plan in which directors, officers and certain other management employees participate, a description of which is incorporated by reference from the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 12, 1999, which statement is incorporated by reference.

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

                                      (16)