Form 10-K405/A
period 1999-11-30
MCCORMICK & CO INC
filed 2000-05-30
CIK 63754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended NOVEMBER 30, 1999    Commission file number 0-748
                              -----------------                           -----

                        MCCORMICK & COMPANY, INCORPORATED
                        ---------------------------------

                   Maryland                             52-0408290
           (State of incorporation)           (IRS Employer Identification No.)

              18 Loveton Circle                     Sparks, Maryland  21152
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12(g) of the Act:

        COMMON STOCK, NO PAR VALUE        COMMON STOCK NON-VOTING, NO PAR VALUE
        --------------------------        -------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the
registrant at January 31, 2000.    $166,065,781
                                   ------------

The aggregate market value of the non-voting stock held by non-affiliates of the
registrant at January 31, 2000.    $1,578,781,634
                                   --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                      NUMBER OF SHARES OUTSTANDING            DATE
-----                      ----------------------------            ----
Common Stock                     9,116,850                    January 31, 2000
Common Stock Non-Voting         60,079,720                    January 31, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE


         DOCUMENT                                           PART OF 10-K INTO WHICH INCORPORATED
         --------                                           ------------------------------------
  Registrant's 1999 Annual Report to Stockholders                 Part I, Part II, Part IV

  Registrant's Proxy Statement dated February 15, 2000.           Part III


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 11-K



                 Annual Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)


                          Commission File Number 0-748


                   For the fiscal year ended November 30, 1999

                        THE McCORMICK PROFIT SHARING PLAN

                        McCORMICK & COMPANY, INCORPORATED
                                18 Loveton Circle
                             Sparks, Maryland 21152


Items 1 through 3: Not required; see Item 4, below.

Item 4.  Financial Statements and Exhibits.

a)       i)       Report of Independent Auditors ...........................  1

         ii)      Statements of Financial Condition ........................  2

         iii)     Statements of Changes in Plan Equity .....................  3

         iv)      Notes to Financial Statements ............................  4

b)       Exhibits:  Independent Auditors' Consent Letter as to Incorporation of
                    their Report on the Plan's Financial Statements.


                                   SIGNATURES

The Plan pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


                                 THE McCORMICK PROFIT SHARING PLAN


DATE:  5/23/00                   By: /s/ Karen D. Weatherholtz
                                     -------------------------------------------
                                         Karen D. Weatherholtz
                                         Senior Vice President - Human Relations
                                         and Plan Administrator

                                          AUDITED FINANCIAL STATEMENTS
                                          AND SUPPLEMENTAL SCHEDULES


                                          THE McCORMICK PROFIT
                                          SHARING PLAN


                                          YEARS ENDED NOVEMBER 30, 1999 AND 1998
                                          WITH REPORT OF INDEPENDENT AUDITORS

                        THE McCORMICK PROFIT SHARING PLAN

             AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                     Years ended November 30, 1999 and 1998



                                    CONTENTS


Report of Independent Auditors ...............................................1

Audited Financial Statements

Statements of Financial Condition.............................................2
Statements of Changes in Plan Equity .........................................3
Notes to Financial Statements.................................................4

Supplemental Schedules

Line 27a--Schedule of Assets Held for Investment Purposes....................22
Line 27d--Schedule of Reportable Transactions................................23


                         REPORT OF INDEPENDENT AUDITORS


To the Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of financial condition of the McCormick Profit Sharing Plan as of November 30, 1999 and 1998, and the related statements of changes in plan equity for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the McCormick Profit Sharing Plan at November 30, 1999 and 1998, and the changes in plan equity for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of November 30, 1999, and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


April 28, 2000

                        THE McCORMICK PROFIT SHARING PLAN

                        STATEMENTS OF FINANCIAL CONDITION


                                                                                  NOVEMBER 30
                                                                            1999              1998
                                                                       --------------------------------
ASSETS
Investments:
   Securities--at market value:
     McCormick & Company, Incorporated -
       Common stock                                                    $  78,507,473      $  83,969,458
     Unaffiliated issuers:
       Temporary investments                                                 938,541            654,239
       Mutual funds                                                      170,474,671        142,658,319
   Participant loans                                                       4,536,238          4,034,839
                                                                       --------------------------------
Total investments                                                        254,456,923        231,316,855

Receivables:
   Accrued interest and dividends                                            103,055             97,631
   Employer contributions                                                  3,748,797          2,028,832
   Due from funds for securities sold, net                                   374,401                  -
                                                                       --------------------------------
Total receivables                                                          4,226,253          2,126,463

Cash                                                                             288                  1
                                                                       --------------------------------
                                                                         258,683,464        233,443,319
                                                                       --------------------------------

LIABILITIES
Cash overdrafts                                                                  779                173
                                                                       --------------------------------
Plan equity                                                            $ 258,682,685      $ 233,443,146
                                                                       ================================



SEE ACCOMPANYING NOTES.

                        THE McCORMICK PROFIT SHARING PLAN

                      STATEMENTS OF CHANGES IN PLAN EQUITY


                                                          YEAR ENDED NOVEMBER 30
                                              1999                 1998                  1997
                                         --------------------------------------------------------
ADDITIONS
Employer contributions                   $  5,998,346          $  4,128,276          $  4,511,700
Employee contributions                     11,841,578            10,495,721             8,981,750
Earnings from investments:
   Dividends:
     McCormick & Company,
       Incorporated                         1,675,773             1,589,823             1,646,897
     Mutual funds                          10,493,875             8,012,978             4,387,254
   Interest income                            440,129               509,848               308,864
Transfers (out) in, net                       (63,109)              143,917               458,999
                                         --------------------------------------------------------
                                           30,386,592            24,880,563            20,295,464
                                         --------------------------------------------------------

DEDUCTIONS
Participant withdrawals                    14,370,337            14,258,480            12,867,963
Administrative expenses                       265,790               294,609               295,958
                                         --------------------------------------------------------
                                           14,636,127            14,553,089            13,163,921
                                         --------------------------------------------------------

Net realized gain on investments           13,340,091             8,047,602            12,096,189
Net unrealized (depreciation)
   appreciation of investments             (3,851,017)           22,625,690             8,175,110
                                         --------------------------------------------------------
Net increase                               25,239,539            41,000,766            27,402,842
Plan equity at beginning of year          233,443,146           192,442,380           165,039,538
                                         --------------------------------------------------------
Plan equity at end of year               $258,682,685          $233,443,146          $192,442,380
                                         ========================================================


SEE ACCOMPANYING NOTES.

                        THE McCORMICK PROFIT SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of The McCormick Profit Sharing Plan (the Plan) are prepared on the accrual basis of accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires Plan management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

VALUATION OF SECURITIES

Investments are stated at aggregate current value. Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the plan year. Investments for which no sale was reported on that date are valued at the last reported bid price.

The change in the difference between current value and the cost of investments is reflected in the statement of changes in plan equity as net unrealized appreciation or depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

ADMINISTRATIVE EXPENSES

McCormick & Company, Incorporated (the "Company") has deducted $239,517, $267,265 and $243,412 in 1999, 1998 and 1997, respectively, from the cash deposit of its contributions to the Plan to offset a portion of the administrative costs incurred on behalf of the Plan. These expenses are included in administrative expenses in the Statement of Changes in Plan Equity. Direct expenses are paid by the Plan.

                        THE McCORMICK PROFIT SHARING PLAN

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

The AICPA has recently issued Statement of Position 99-3 "Accounting for and Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters." The Plan will be required to adopt the provisions of this statement during the year ended November 30, 2000. While the new standard will substantially alter certain disclosures and supplemental schedules, it is not expected to have a material impact on plan equity.

2. DESCRIPTION OF THE PLAN

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions and investment alternatives are contained in the Summary Plan Description and in Registration Statement No. 33-33724 on Form S-8 filed with the Securities and Exchange Commission on March 2, 1990. Copies of these documents are available from McCormick Corporate Human Relations.

The Plan is a defined contribution plan sponsored by McCormick & Company, Incorporated which incorporates a 401(k) savings and investment option.

Participating employees can make elective pretax contributions to the Plan through regular payroll deductions. If an employee authorizes elective contributions, the contributions may not be less than 1% of his or her taxable cash compensation and may be up to a maximum of 15%. The Company and participating subsidiaries will make a matching contribution at a rate of $.20 for each $1.00 of the participant's elective contributions to the Plan regardless of the participant's investment election. The matching contribution is not made on elective contributions in excess of 10% of compensation.

The Company and participating subsidiaries may also make additional contributions to the Plan for amounts authorized by the Board of Directors. Company contributions are allocated to each participant's account based upon the participant's compensation and length of service.

Participants are immediately vested in their contributions and related earnings. Participants are also immediately vested in the Company contribution portion and related earnings of their accounts once these amounts have been deposited into their accounts. Company contributions other than matching contributions can not be withdrawn under the early withdrawl provisions until three years after they are deposited into a participant's account.

                        THE McCORMICK PROFIT SHARING PLAN

2. DESCRIPTION OF THE PLAN (CONTINUED)

As of November 30, 1999, the following investment funds were available:

       McCORMICK STOCK FUND - This fund invests in the common stock of McCormick & Company, Inc., the Plan sponsor.

       BALANCED FUND - The balanced fund seeks conservation of capital, current income and long-term growth of capital and income by investing in stocks, bonds, and other fixed-income securities. This fund invests in the American Balanced Fund.

       SMALL CAP VALUE FUND - This fund seeks long-term growth of capital through investments in small companies which have low debt, strong growth prospects and are potentially undervalued. This fund invests in the T. Rowe Price Small Cap Value Fund.

       INTERNATIONAL GROWTH FUND - This international fund seeks long-term growth of capital by investing in companies based outside the United States. This fund invests in the American Europacific Growth Fund.

       THE BOND FUND - The bond fund seeks to provide as high a level of current income as is consistent with preservation of capital. This fund invests in the Bond Fund of America.

       GROWTH & INCOME PORTFOLIO FUND - This growth and income fund seeks high total return through a combination of current income and capital appreciation. The fund invests mainly in securities of companies that pay current dividends and offer potential growth of earnings. However, the fund may buy securities that are not currently paying dividends but offer prospects for either capital appreciation or future income. Securities may be of foreign and domestic issuers. The fund diversifies investments among a variety of industries. This fund invests in the Fidelity Growth & Income Portfolio Fund.

       MONEY MARKET FUND - As a money market fund, this fund is managed to maintain a stable $1 share price (although it is not guaranteed). The value of the fund's shares is neither insured nor guaranteed by the U.S. Government. This fund invests in the T. Rowe Price Prime Reserve Fund.

                        THE McCORMICK PROFIT SHARING PLAN

2. DESCRIPTION OF THE PLAN (CONTINUED)

       LONG-TERM CAPITAL APPRECIATION FUND - This long-term capital appreciation fund seeks capital appreciation by making a profit on invested capital over the long term. The fund invests in common stocks, and securities convertible to common stock, issued by companies operating in the U.S. and/or abroad. Investments are made in large corporations as well as smaller, lesser known companies. The fund also diversifies investments among a variety of industries and sectors within the market. This fund invests in the Fidelity Magellan Fund.

Participants' elective contributions and the Company's contributions are invested in the Plan's investment funds as directed by the participant.

In general, participant withdrawals are subject to a 10% excise tax for early withdrawals prior to the participant reaching retirement.

Participants are permitted to take loans against their contributions to the Plan. The maximum of any loan cannot exceed one-half of the participant's contributed account balance or $50,000 less the highest outstanding unpaid loan balance during the prior twelve months, whichever is less. The Company's Investment Committee determines the interest rate for loans based on current market rates. Loan repayments, interest, plus maintenance fees are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, re-construct or substantially rehabilitate a primary home for the participant or the participant's immediate family.

The Company intends to continue the Plan indefinitely. The Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial or other good causes make it necessary to do so, or to amend the Plan at any time and in any respect provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested right.

                        THE McCORMICK PROFIT SHARING PLAN

3. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 12, 1996 stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt. Under the Plan, participants are not subject to federal income tax on contributions or the income of the Plan until amounts are disbursed to them.

4. INVESTMENTS

During 1999, 1998 and 1997, the Plan's investments (including investments bought, sold, or held throughout the year) appreciated in fair value by $9,489,074, $30,673,292 and $20,271,299, respectively, as follows:


                                                                       NET
                                                                  APPRECIATION/        FAIR VALUE
                                                                  (DEPRECIATION)         AT END
                                                                   DURING YEAR           OF YEAR
                                                                 ------------------------------------
Year ended November 30, 1999
   Fair value as determined by quoted market prices:
     McCormick & Company, Incorporated--
       Common stock                                              $    (3,680,122)   $      78,507,473
     Unaffiliated issuers:
       Temporary investments                                                   -              938,541
       Mutual funds                                                   13,169,196          170,474,671
   Participant loans                                                           -            4,536,238
                                                                 ------------------------------------
   Total                                                         $     9,489,074    $     254,456,923
                                                                 ====================================


                        THE McCORMICK PROFIT SHARING PLAN

4. INVESTMENTS (CONTINUED)


                                                                  NET              FAIR VALUE
                                                             APPRECIATION            AT END
                                                              DURING YEAR            OF YEAR
                                                             ----------------------------------
Year ended November 30, 1998
   Fair value as determined by quoted market prices:
     McCormick & Company, Incorporated--
       Common stock                                          $ 18,170,293          $ 83,969,458
     Unaffiliated issuers:
       Temporary investments                                            -               654,239
       Mutual funds                                            12,502,999           142,658,319
   Participant loans                                                    -             4,034,839
                                                             ----------------------------------
   Total                                                     $ 30,673,292          $231,316,855
                                                             ==================================


                                                                    NET             FAIR VALUE
                                                               APPRECIATION           AT END
                                                                DURING YEAR           OF YEAR
                                                             -----------------------------------
Year ended November 30, 1997
   Fair value as determined by quoted market prices:
     McCormick & Company, Incorporated--
       Common stock                                          $  4,997,458          $ 68,129,676
     Unaffiliated issuers:
       Temporary investments                                            -               797,012
       Mutual funds                                            15,273,841           117,594,801
   Participant loans                                                    -             3,248,582
                                                             -----------------------------------
   Total                                                     $ 20,271,299          $189,770,071
                                                             ===================================


                        THE McCORMICK PROFIT SHARING PLAN

4. INVESTMENTS (CONTINUED)

The fair value of individual investments that represent 5% or more of the Plan's net assets are as follows:


                                                                           NOVEMBER 30
                                                                     1999             1998
                                                                  ----------------------------
McCormick & Company, Incorporated -- Common stock                 $78,507,473      $83,969,458
Fidelity Investments Mutual Funds:
   Long-Term Capital Appreciation Fund (Magellan Fund)             69,601,294       49,530,418
   Growth & Income Portfolio Fund                                  61,236,920       59,694,313


5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.

6. RECONCILIATION OF FORM 5500 TO AUDITED FINANCIAL STATEMENTS

The following represents a summary of the differences between the Form 5500 for the year ended November 30, 1999, and the accompanying financial statements:


                                                                       AMOUNT PER
   FORM 5500                                                          ACCOMPANYING
     LINE                                           AMOUNT PER         FINANCIAL
    NUMBER              DESCRIPTION                  FORM 5500          STATEMENTS        DIFFERENCE
-----------------------------------------------------------------------------------------------------
 32b(1)(A)    Interest--Interest bearing cash      $    53,010        $   440,129       $   (387,119)
 32b(1)(F)    Interest--Other loans                    382,081                  -            382,081
 N/A          Dividends--Mutual funds                        -         10,493,875        (10,493,875)
 32b(4)(C)    Net gain on sale of assets              (364,158)        13,340,091        (13,704,249)
 32b(5)       Unrealized appreciation               (3,315,964)        (3,851,017)           535,053
 32b(10)      Registered investment companies       23,668,109                  -         23,668,109
                                                    -------------------------------------------------
                                                    $20,423,078        $20,423,078       $          -
                                                    =================================================


                        THE McCORMICK PROFIT SHARING PLAN

6. RECONCILIATION OF FORM 5500 TO AUDITED FINANCIAL STATEMENTS (CONTINUED)

The differences result from the classification of investments and the cost basis used for determining realized and unrealized gains for financial statement purposes differing from those required in the Form 5500.

                        THE McCORMICK PROFIT SHARING PLAN

7. ALLOCATION OF PLAN EQUITY TO INVESTMENT PROGRAMS

NOVEMBER 30, 1999



                                                                                     SMALL CAP      INTERNATIONAL
                                                      McCORMICK         BALANCED       VALUE          GROWTH
                                         TOTAL        STOCK FUND          FUND          FUND            FUND
                                     ----------------------------------------------------------------------------
ASSETS
Investments:
   Securities--at market value:
     McCormick & Company,
       Incorporated Common stock     $  78,507,473   $  78,507,473   $           -  $           -   $           -
     Unaffiliated issuers:
       Temporary investments               938,541         938,541               -              -               -
       Mutual funds                    170,474,671               -       3,805,706      5,848,065       9,641,849
   Participant loans                     4,536,238               -               -              -               -
Employer contributions receivable        3,748,797               -               -              -               -
Accrued interest and dividends
  Receivable                               103,055           4,457               -              -               -
Due from (to) funds for securities
  sold, net                                374,401        (159,994)          8,551         42,003         (32,258)
Cash                                           288               -              35              2               -
                                     ----------------------------------------------------------------------------
                                       258,683,464      79,290,477       3,814,292      5,890,070       9,609,591
                                     ----------------------------------------------------------------------------

LIABILITIES
Cash overdrafts                                779               -               -              -               -
                                     ----------------------------------------------------------------------------
Plan equity                          $ 258,682,685   $  79,290,477   $   3,814,292  $   5,890,070   $   9,609,591
                                     ============================================================================



                                                       GROWTH &                       LONG-TERM
                                                        INCOME          MONEY          CAPITAL
                                                       PORTFOLIO        MARKET       APPRECIATION
                                        BOND FUND        FUND            FUND            FUND           LOANS       UNALLOCATED
                                     -------------------------------------------------------------------------------------------
ASSETS
Investments:
   Securities--at market value:
     McCormick & Company,
       Incorporated Common stock     $           -  $            -   $           -  $            -  $           -  $           -
     Unaffiliated issuers:
       Temporary investments                     -               -               -               -              -              -
       Mutual funds                      7,670,699      61,236,920      12,670,138      69,601,294              -              -
   Participant loans                             -               -               -               -      4,536,238              -
Employer contributions receivable                -               -               -               -              -      3,748,797
Accrued interest and dividends
  Receivable                                45,607               -          52,991               -              -              -
Due from (to) funds for securities
  sold, net                                (22,425)        (19,026)        (72,761)        630,311              -              -
Cash                                            24             227               -               -              -              -
                                     -------------------------------------------------------------------------------------------
                                         7,693,905      61,218,121      12,650,368      70,231,605      4,536,238      3,748,797
                                     -------------------------------------------------------------------------------------------

LIABILITIES
Cash overdrafts                                  -               -             348             431              -              -
                                     -------------------------------------------------------------------------------------------
Plan equity                          $   7,693,905   $  61,218,121   $  12,650,020   $  70,231,174  $   4,536,238  $   3,748,797
                                     ===========================================================================================


                        THE McCORMICK PROFIT SHARING PLAN

7. ALLOCATION OF PLAN EQUITY TO INVESTMENT PROGRAMS (CONTINUED)

NOVEMBER 30, 1998



                                                                                  SMALL CAP    INTERNATIONAL
                                                     McCORMICK       BALANCED       VALUE         GROWTH
                                         TOTAL       STOCK FUND        FUND          FUND          FUND
                                    ------------------------------------------------------------------------
ASSETS
Investments:
   Securities--at market value:
     McCormick & Company,
       Incorporated Common stock    $ 83,969,458   $ 83,969,458   $          -   $          -   $          -
     Unaffiliated issuers:
       Temporary investments             654,239        654,239              -              -              -
       Mutual funds                  142,658,319              -      3,630,206      7,911,035      3,902,475
   Participant loans                   4,034,839              -              -              -              -
Employer contributions receivable      2,028,832              -              -              -              -
Accrued interest and dividends
   receivable                             97,631          4,071              -              -              -
Cash                                           1              -              -              -              1
                                    ------------------------------------------------------------------------
                                     233,443,319     84,627,768      3,630,206      7,911,035      3,902,476
                                    ------------------------------------------------------------------------

LIABILITIES
Cash overdrafts                              173              -              -              -              -
                                    ------------------------------------------------------------------------
Plan equity                         $233,443,146   $ 84,627,768   $  3,630,206   $  7,911,035   $  3,902,476
                                    ========================================================================



                                                     GROWTH &                    LONG-TERM
                                                      INCOME         MONEY        CAPITAL
                                                     PORTFOLIO       MARKET     APPRECIATION
                                      BOND FUND        FUND           FUND         FUND           LOANS       UNALLOCATED
                                    ---------------------------------------------------------------------------------------
ASSETS
Investments:
   Securities--at market value:
     McCormick & Company,
       Incorporated Common stock    $          -   $          -   $          -   $          -  $           -  $           -
     Unaffiliated issuers:
       Temporary investments                   -              -              -              -              -              -
       Mutual funds                    8,153,195     59,694,313      9,836,677     49,530,418              -              -
   Participant loans                           -              -              -              -      4,034,839              -
Employer contributions receivable              -              -              -              -              -      2,028,832
Accrued interest and dividends
   receivable                             88,288              -          5,272              -              -              -
Cash                                           -              -              -              -              -              -
                                    ---------------------------------------------------------------------------------------
                                       8,241,483     59,694,313      9,841,949     49,530,418      4,034,839      2,028,832
                                    ---------------------------------------------------------------------------------------

LIABILITIES
Cash overdrafts                               39              -            103              -             31              -
                                    ---------------------------------------------------------------------------------------
Plan equity                         $  8,241,444   $ 59,694,313   $  9,841,846   $ 49,530,418   $  4,034,808   $  2,028,832
                                    =======================================================================================


                        THE McCORMICK PROFIT SHARING PLAN

8. ALLOCATION OF CHANGES IN PLAN EQUITY TO INVESTMENT PROGRAMS

YEAR ENDED NOVEMBER 30, 1999




                                                                                        SMALL CAP      INTERNATIONAL
                                                      McCORMICK        BALANCED          VALUE            GROWTH
                                        TOTAL         STOCK FUND         FUND             FUND              FUND
                                   ---------------------------------------------------------------------------------
ADDITIONS
Employer contributions             $   5,998,346    $     520,642    $      46,365    $     117,263    $      59,818
Employee contributions                11,841,578        2,912,290          327,453          710,615          369,646
Earnings from investments:
   Dividends:
     McCormick & Company,
       Incorporated                    1,675,773        1,675,773                -                -                -
     Mutual funds                     10,493,875                -          373,131          578,238          171,086
   Interest income                       440,129           53,010                -                -                -
Transfers out, net                       (63,109)               -                -                -                -
                                   ---------------------------------------------------------------------------------
                                      30,386,592        5,161,715          746,949        1,406,116          600,550
                                   ---------------------------------------------------------------------------------

Interfund transfers                            -       (2,238,792)         (15,838)      (2,548,849)       3,345,492


DEDUCTIONS
Participant withdrawals               14,370,337        4,574,902          266,840          227,207          228,381
Administrative expenses                  265,790            5,190            1,305              106                5
                                   ---------------------------------------------------------------------------------
                                      14,636,127        4,580,092          268,145          227,313          228,386
                                   ---------------------------------------------------------------------------------

Net realized gain (loss) on
   Investments                        13,340,091        5,124,709            8,712         (651,627)         216,337
Net unrealized (depreciation)
   appreciation of investments        (3,851,017)      (8,804,831)        (287,592)             708        1,773,122
                                   ---------------------------------------------------------------------------------
Net increase (decrease)               25,239,539       (5,337,291)         184,086       (2,020,965)       5,707,115


Plan equity at beginning of year     233,443,146       84,627,768        3,630,206        7,911,035        3,902,476
                                   ---------------------------------------------------------------------------------
Plan equity at end of year         $ 258,682,685    $  79,290,477    $   3,814,292    $   5,890,070    $   9,609,591
                                   =================================================================================



                                                      GROWTH &                         LONG-TERM
                                                       INCOME           MONEY           CAPITAL
                                                      PORTFOLIO         MARKET       APPRECIATION
                                      BOND FUND         FUND             FUND            FUND            LOANS        UNALLOCATED
                                   -----------------------------------------------------------------------------------------------
ADDITIONS
Employer contributions             $      88,918    $     541,875    $     110,396   $     524,755    $          -   $   3,988,314
Employee contributions                   520,590        3,230,381          681,496       3,089,107               -               -
Earnings from investments:
   Dividends:
     McCormick & Company,
       Incorporated                            -                -                -               -               -               -
     Mutual funds                        638,888        4,417,423          516,699       3,798,410               -               -
   Interest income                       (42,681)               -           47,719               -         382,081               -
Transfers out, net                             -                -                -               -               -         (63,109)
                                   -----------------------------------------------------------------------------------------------
                                       1,205,715        8,189,679        1,356,310       7,412,272         382,081       3,925,205
                                   -----------------------------------------------------------------------------------------------

Interfund transfers                     (689,146)      (5,580,574)       2,897,767       6,461,978         333,685      (1,965,723)


DEDUCTIONS
Participant withdrawals                  644,367        3,697,882        1,439,496       3,076,926         214,336               -
Administrative expenses                    4,085            6,754            6,407           2,421               -         239,517
                                   -----------------------------------------------------------------------------------------------
                                         648,452        3,704,636        1,445,903       3,079,347         214,336         239,517
                                   -----------------------------------------------------------------------------------------------

Net realized gain (loss) on
   Investments                           (63,659)       4,833,632                -       3,871,987               -               -
Net unrealized (depreciation)
   appreciation of investments          (351,997)      (2,214,293)               -       6,033,866               -               -
                                   -----------------------------------------------------------------------------------------------
Net increase (decrease)                 (547,539)       1,523,808        2,808,174      20,700,756         501,430       1,719,965


Plan equity at beginning of year       8,241,444       59,694,313        9,841,846      49,530,418       4,034,808       2,028,832
                                   -----------------------------------------------------------------------------------------------
Plan equity at end of year         $   7,693,905    $  61,218,121    $  12,650,020   $  70,231,174   $   4,536,238   $   3,748,797
                                   ===============================================================================================



                        THE McCORMICK PROFIT SHARING PLAN

8.  ALLOCATION OF CHANGES IN PLAN EQUITY TO INVESTMENT PROGRAMS (CONTINUED)

YEAR ENDED NOVEMBER 30, 1998



                                                                                   SMALL CAP      INTERNATIONAL
                                                   McCORMICK        BALANCED          VALUE          GROWTH
                                       TOTAL       STOCK FUND         FUND             FUND           FUND
                                   ---------------------------------------------------------------------------
ADDITIONS
Employer contributions             $  4,128,276   $    512,342    $     37,700    $    140,079    $     52,394
Employee contributions               10,495,721      2,762,986         214,130         777,527         303,101
Earnings from investments:
   Dividends:
     McCormick & Company,
        Incorporated                  1,589,823      1,589,823               -               -               -
     Mutual funds                     8,012,978              -         339,616         652,616         241,531
   Interest income                      509,848         62,419               -               -          31,734
Transfers in, net                       143,917              -               -               -               -
                                   ---------------------------------------------------------------------------
                                     24,880,563      4,927,570         591,446       1,570,222         628,760
                                   ---------------------------------------------------------------------------

Interfund transfers                           -     (1,800,463)        349,388      (1,469,501)        (10,298)


DEDUCTIONS
Participant withdrawals              14,258,480      5,594,315         163,597         177,645          52,608
Administrative expenses                 294,609          5,696           1,037             185              22
                                   ---------------------------------------------------------------------------
                                     14,553,089      5,600,011         164,634         177,830          52,630
                                   ---------------------------------------------------------------------------

Net realized gain (loss) on
   investments                        8,047,602      4,228,110          18,384          47,898         (36,602)
Net unrealized appreciation
   (depreciation) of investments     22,625,690     13,942,183          (6,932)     (2,045,747)        125,180
                                   ---------------------------------------------------------------------------
Net increase (decrease)              41,000,766     15,697,389         787,652      (2,074,958)        654,410


Plan equity at beginning of year    192,442,380     68,930,379       2,842,554       9,985,993       3,248,066
                                   ---------------------------------------------------------------------------
Plan equity at end of year         $233,443,146   $ 84,627,768    $  3,630,206    $  7,911,035    $  3,902,476
                                   ===========================================================================



                                                      GROWTH &                    LONG-TERM
                                                       INCOME          MONEY       CAPITAL
                                                      PORTFOLIO       MARKET     APPRECIATION
                                      BOND FUND         FUND           FUND          FUND           LOANS       UNALLOCATED
                                   ----------------------------------------------------------------------------------------
ADDITIONS
Employer contributions             $     91,119    $    513,755   $     94,664   $    463,942   $          -   $  2,222,281
Employee contributions                  500,385       2,880,323        487,264      2,570,005              -              -
Earnings from investments:
   Dividends:
     McCormick & Company,
        Incorporated                          -               -              -              -              -              -
     Mutual funds                       605,850       2,885,859        367,554      2,919,952              -              -
   Interest income                       88,288               -          5,272              -        322,135              -
Transfers in, net                             -               -              -              -              -        143,917
                                   ----------------------------------------------------------------------------------------
                                      1,285,642       6,279,937        954,754      5,953,899        322,135      2,366,198
                                   ----------------------------------------------------------------------------------------

Interfund transfers                      63,099         973,487      3,286,639        391,943        837,300     (2,621,594)


DEDUCTIONS
Participant withdrawals                 783,071       3,043,436      1,031,596      3,039,161        373,051              -
Administrative expenses                   3,309           7,096          6,708          3,191            100        267,265
                                   ----------------------------------------------------------------------------------------
                                        786,380       3,050,532      1,038,304      3,042,352        373,151        267,265
                                   ----------------------------------------------------------------------------------------

Net realized gain (loss) on
   investments                           (2,879)      2,426,057              -      1,366,634              -              -
Net unrealized appreciation
   (depreciation) of investments       (176,615)      5,942,815              -      4,844,806              -              -
                                   ----------------------------------------------------------------------------------------
Net increase (decrease)                 382,867      12,571,764      3,203,089      9,514,930        786,284       (522,661)


Plan equity at beginning of year      7,858,577      47,122,549      6,638,757     40,015,488      3,248,524      2,551,493
                                   ----------------------------------------------------------------------------------------
Plan equity at end of year         $  8,241,444    $ 59,694,313   $  9,841,846   $ 49,530,418   $  4,034,808   $  2,028,832
                                   ========================================================================================


                        THE McCORMICK PROFIT SHARING PLAN

8.  ALLOCATION OF CHANGES IN PLAN EQUITY TO INVESTMENT PROGRAMS (CONTINUED)

YEAR ENDED NOVEMBER 30, 1997




                                                                                     SMALL CAP    INTERNATIONAL
                                                       McCORMICK        BALANCED       VALUE          GROWTH
                                          TOTAL       STOCK FUND          FUND          FUND           FUND
                                      -------------------------------------------------------------------------
ADDITIONS
Employer contributions                $  4,511,700   $    449,193    $     19,092   $     72,521   $     32,520
Employee contributions                   8,981,750      2,540,813         115,459        439,533        200,087
Earnings from investments:
   Dividends:
     McCormick & Company,
       Incorporated                      1,646,897      1,646,897               -              -              -
     Mutual funds                        4,387,254              -         146,604        159,501        132,501
   Interest income                         308,864         25,316              66            193             97
Transfers in, net                          458,999              -               -              -              -
                                      -------------------------------------------------------------------------
                                        20,295,464      4,662,219         281,221        671,748        365,205
                                      -------------------------------------------------------------------------

Interfund transfers                              -     (7,631,045)      1,281,433      6,191,855      1,971,271


DEDUCTIONS
Participant withdrawals                 12,867,963      5,983,418          70,313        144,718         73,626
Administrative expenses                    295,958          8,970             723             93              -
                                      -------------------------------------------------------------------------
                                        13,163,921      5,992,388          71,036        144,811         73,626
                                      -------------------------------------------------------------------------

Net realized gain on investments        12,096,189      8,928,753          42,152        162,106         38,439
Net unrealized appreciation
   (depreciation) of investments         8,175,110     (3,931,295)        164,108      1,332,019        (12,913)
                                      -------------------------------------------------------------------------
Net increase (decrease)                 27,402,842     (3,963,756)      1,697,878      8,212,917      2,288,376


Plan equity at beginning of year       165,039,538     72,894,135       1,144,676      1,773,076        959,690
                                      -------------------------------------------------------------------------
Plan equity at end of year            $192,442,380   $ 68,930,379    $  2,842,554   $  9,985,993   $  3,248,066
                                      =========================================================================



                                                        GROWTH &                      LONG-TERM
                                                        INCOME          MONEY          CAPITAL
                                                       PORTFOLIO        MARKET       APPRECIATION
                                        BOND FUND         FUND           FUND            FUND           LOANS       UNALLOCATED
                                      ------------------------------------------------------------------------------------------
ADDITIONS
Employer contributions                $     84,914    $    397,414   $     73,587    $    402,402    $          -   $  2,980,057
Employee contributions                     483,941       2,402,311        408,593       2,391,013               -              -
Earnings from investments:
   Dividends:
     McCormick & Company,
       Incorporated                              -               -              -               -               -              -
     Mutual funds                          505,645       1,990,406        312,116       1,140,481               -              -
   Interest income                           1,327           1,837          2,228              56         277,744              -
Transfers in, net                          (36,091)        109,784        (22,436)         21,253         236,629        149,860
                                      ------------------------------------------------------------------------------------------
                                         1,039,736       4,901,752        774,088       3,955,205         514,373      3,129,917
                                      ------------------------------------------------------------------------------------------

Interfund transfers                        105,749       2,102,562        813,652      (3,788,908)        538,465     (1,585,034)


DEDUCTIONS
Participant withdrawals                    465,954       2,622,694        735,109       2,251,127         521,004              -
Administrative expenses                      8,739          14,240         11,622           8,159               -        243,412
                                      ------------------------------------------------------------------------------------------
                                           474,693       2,636,934        746,731       2,259,286         521,004        243,412
                                      ------------------------------------------------------------------------------------------

Net realized gain on investments             6,750       1,781,832              -       1,136,157               -              -
Net unrealized appreciation
   (depreciation) of investments            37,754       5,575,573              -       5,009,864               -              -
                                      ------------------------------------------------------------------------------------------
Net increase (decrease)                    715,296      11,724,785        841,009       4,053,032         531,834      1,301,471


Plan equity at beginning of year         7,143,281      35,397,764      5,797,748      35,962,456       2,716,690      1,250,022
                                      ------------------------------------------------------------------------------------------
Plan equity at end of year            $  7,858,577    $ 47,122,549   $  6,638,757    $ 40,015,488    $  3,248,524   $  2,551,493
                                      ==========================================================================================


                             SUPPLEMENTAL SCHEDULES

                        THE McCORMICK PROFIT SHARING PLAN

            LINE 27A--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                NOVEMBER 30, 1999



                                                         SHARES            COST                   MARKET
                   DESCRIPTION                            HELD             VALUE                   VALUE
-----------------------------------------------------------------------------------------------------------------
Temporary investments:
   Norwest Short Term Investment Fund                     938,541     $        938,541       $        938,541

McCormick & Company, Incorporated:
   Common stock                                         2,448,576           41,573,927             78,507,473

Mutual Funds Investments:
   American Balanced Fund                                 244,897            3,911,788              3,805,706
   T. Rowe Price Small Cap Value Fund                     313,569            6,523,972              5,848,065
   American EuroPacific International Fund                246,154            7,740,977              9,641,849
   Bond Fund of America                                   590,963            8,080,411              7,670,699
   Fidelity Growth & Income Fund                        1,339,097           43,597,256             61,236,920
   T. Rowe Price Prime Reserve - Money Market Fund     12,670,137           12,670,136             12,670,138
   Fidelity Long-Term Capital Appreciation Fund
     (Magellan Fund)                                      527,283           49,805,534             69,601,294

Participant loans (average interest rate of 9%)                                      -              4,536,238
                                                                   ----------------------------------------------
                                                                      $    174,842,542       $    254,456,923
                                                                   ==============================================


                        THE McCORMICK PROFIT SHARING PLAN

                  LINE 27D--SCHEDULE OF REPORTABLE TRANSACTIONS

                          YEAR ENDED NOVEMBER 30, 1999


                                         C.             D.            F.         G.            H.              I.
                                     PURCHASE        SELLING      EXPENSES     COST OF       CURRENT        NET GAIN
B. DESCRIPTION OF SECURITY             PRICE          PRICE       INCURRED    SECURITY        VALUE         OR (LOSS)
--------------------------------------------------------------------------------------------------------------------------
Category (iii) Series of
   transactions in excess of 5%
   of plan assets


Norwest Short-Term Investment Fund   $22,161,608   $21,877,308     $    -     $21,877,308   $44,038,916     $         -


Fidelity Magellan Fund Inc            20,825,989     9,708,825          -       6,950,848    30,534,814       2,757,977


Fidelity Growth & Income Portfolio    13,235,996    14,432,686          -       9,599,048    27,668,682       4,833,638


T. Rowe Price Prime Reserve Fund      14,926,924    11,877,080          -      11,877,080    26,804,004               -



There were no category (i), (ii) or (iv) reportable transaction during the year ended November 30, 1999.

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated April 28, 2000, with respect to the financial statements and supplemental schedules of the McCormick Profit Sharing Plan for the year ended November 30, 1999 included under Item 14., EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K in this Form 10-K/A, No.1.


           FORM                   REGISTRATION NUMBER          DATE FILED
           --------               -------------------          ----------
           S-8                        333-93231                 12/21/99
           S-8                        333-74963                 3/24/99
           S-3                        333-47611                 3/9/98
           S-8                        33-23727                  3/21/97
           S-8                        33-58197                  3/23/95
           S-3                        33-66614                  7/27/93
           S-3                        33-40920                  5/29/91 **
           S-8                        33-33724                  3/02/90
           S-3                        33-32712                  12/21/89
           S-3                        33-24660                  3/16/89
           S-8                        33-24658                  9/15/88
           S-3                        33-24659                  9/15/88


** Includes amendment filed 6/18/91.


Baltimore, Maryland
May 30, 2000