Form 10-Q
period 2000-05-31
MCCORMICK & CO INC
filed 2000-07-17
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   May 31, 2000 Commission File Number 0-748

                        McCORMICK & COMPANY, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                             52-0408290
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


18 Loveton Circle, P. O. Box 6000, Sparks, MD                      21152-6000
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


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

                                                       Shares Outstanding
                                                         June 30, 2000
                                                       -------------------
Common Stock                                               8,417,957

Common Stock Non-Voting                                   59,998,064

                         PART I - FINANCIAL INFORMATION

ITEM 1                       FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)

                                   Three Months Ended         Six Months Ended
                                          May 31,                  May 31,
                                     2000        1999         2000         1999
                                     ----        ----         ----         ----
Net sales                         $485,724     $468,178     $948,127     $909,721
  Cost of goods sold               315,242      310,443      613,813      606,647
                                  --------     --------     --------     --------
Gross profit                       170,482      157,735      334,314      303,074
  Selling, general and
   administrative expense          127,799      120,824      253,737      232,179
  Special charges                      464       14,665          966       14,665
                                  --------     --------     --------     --------
Operating income                    42,219       22,246       79,611       56,230
  Interest expense                   8,313        8,154       15,719       16,288
  Other expense                      1,255           79        2,700          307
                                  --------     --------     --------     --------
Income before income taxes          32,651       14,013       61,192       39,635
  Income taxes                      11,649       10,274       21,838       19,472
                                  --------     --------     --------     --------
Net income from consolidated
  operations                        21,002        3,739       39,354       20,163
  Income from unconsolidated
   operations                        3,200        2,057        9,265        3,803
                                  --------     --------     --------     --------
Net income                        $ 24,202     $  5,796     $ 48,619     $ 23,966
                                  ========     ========     ========     ========
Earnings per common share -
  basic and assuming dilution     $   0.35     $   0.08     $   0.70     $   0.33
                                  ========     ========     ========     ========
Cash dividends declared per
 common share                     $   0.19     $   0.17     $   0.38     $   0.34
                                  ========     ========     ========     ========


            See notes to condensed consolidated financial statements.

                                       (2)

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                  May 31,         May 31,        Nov. 30,
                                                   2000            1999            1999
                                                ----------      ----------      ----------
                                                (Unaudited)      (Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents                  $   28,451      $   13,510      $   11,961
     Accounts receivable, net                      175,195         182,866         213,926
     Inventories
        Raw materials and supplies                 100,301         114,690         101,608
        Finished products and work-in
           process                                 151,732         147,511         132,563
                                                ----------      ----------      ----------
                                                   252,033         262,201         234,171
     Other current assets                           19,213          22,687          30,499
                                                ----------      ----------      ----------
        Total current assets                       474,892         481,264         490,557
                                                ----------      ----------      ----------
  Property, plant and equipment                    750,627         718,165         734,982
  Less: Accumulated depreciation                  (394,180)       (351,572)       (371,731)
                                                ----------      ----------      ----------
    Total property, plant and
      equipment, net                               356,447         366,593         363,251
                                                ----------      ----------      ----------
  Intangible assets, net                           138,059         147,305         142,849
  Prepaid allowances                               124,082         150,255         109,253
  Other assets                                     101,837          77,149          82,869
                                                ----------      ----------      ----------
        Total assets                            $1,195,317      $1,222,566      $1,188,779
                                                ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                      $  196,421      $  191,545      $   92,940
     Current portion of long-term debt               5,812          15,133           7,731
     Trade accounts payable                        143,505         146,166         148,755
     Other accrued liabilities                     181,029         174,600         221,206
                                                ----------      ----------      ----------
        Total current liabilities                  526,767         527,444         470,632
                                                ----------      ----------      ----------
  Long-term debt                                   235,084         243,401         241,432
  Other long-term liabilities                       99,047         100,675          94,293
                                                ----------      ----------      ----------
        Total liabilities                          860,898         871,520         806,357
                                                ----------      ----------      ----------
  Shareholders' Equity
     Common stock                                   50,130          51,648          49,761
     Common stock non-voting                       123,724         121,820         124,041
     Retained earnings                             202,863         219,367         242,764
     Accumulated other comprehensive income        (42,298)        (41,789)        (34,144)
                                                ----------      ----------      ----------
        Total shareholders' equity                 334,419         351,046         382,422
                                                ----------      ----------      ----------
        Total liabilities and
           shareholders' equity                 $1,195,317      $1,222,566      $1,188,779
                                                ==========      ==========      ==========

            See notes to condensed consolidated financial statements.

                                       (3)

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                            Six Months Ended
                                                                 May 31,
                                                          2000            1999
                                                        ---------      ---------
Cash flows from operating activities
   Net income                                           $  48,619      $  23,966
   Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                          28,377         28,529
    Special charges                                           966         14,665
    Income from unconsolidated operations                  (9,265)        (3,803)
    Changes in operating assets and liabilities           (30,853)       (23,038)
    Other                                                     280          1,759
                                                        ---------      ---------
Net cash provided by operating activities                  38,124         42,078
                                                        ---------      ---------
Cash flows from investing activities
   Capital expenditures                                   (23,075)       (22,105)
   Acquisitions of businesses                              (4,115)          --
   Other                                                      123            293
                                                        ---------      ---------
Net cash used in investing activities                     (27,067)       (21,812)
                                                        ---------      ---------
Cash flows from financing activities
   Short-term borrowings, net                             100,266         52,549
   Long-term debt repayments                               (5,431)       (14,472)
   Common stock issued                                      4,030          8,281
   Common stock acquired by purchase                      (66,143)       (46,327)
   Dividends paid                                         (26,264)       (24,481)
                                                        ---------      ---------
Net cash provided by (used in) financing activities         6,458        (24,450)
                                                        ---------      ---------
Effect of exchange rate changes on cash and
    cash equivalents                                       (1,025)           (17)
Increase (decrease) in cash and cash equivalents           16,490         (4,201)
Cash and cash equivalents at beginning of period           11,961         17,711
                                                        ---------      ---------
Cash and cash equivalents at end of period              $  28,451      $  13,510
                                                        =========      =========


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

The results of consolidated operations for the three and six month periods ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

Accounting and Disclosure Changes

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin, which is effective for fiscal years beginning after December 15, 1999, summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the impact of this SAB.

Reclassifications

The Company has reclassified royalty income to be included in operating income. Amounts previously included in other expense have been reclassified to selling, general and administrative expense. All prior period financial information has been reclassified to conform to the current presentation. Total royalty income for the second quarter of 2000 and 1999 was $2.4 million and $1.3 million, respectively. Total royalty income for the six months ended May 31, 2000 and 1999 was $5.0 million and $2.6 million, respectively.

                                       (5)

2. EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:

                                     Three months ended        Six months ended
                                           May 31,                   May 31,
                                      2000        1999         2000          1999
                                      ----        ----         ----          ----
                                                    (in thousands)
Average shares outstanding -
  basic                              68,675       71,502       69,112       71,922

Effect of dilutive securities:
 Stock options and
 Employee stock purchase plan           930          417          478          508
                                     ------       ------       ------       ------
Average shares outstanding -
 assuming dilution                   69,605       71,919       69,590       72,430
                                     ======       ======       ======       ======

3. COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                           Three Months Ended                Six Months Ended
                                                May 31,                          May 31,
                                         2000           1999              2000            1999
                                         ----           ----              ----            ----
                                                            (in thousands)

Net income                              $24,202        $ 5,796           $48,619         $23,966
Other comprehensive income:
  Foreign currency
    translation adjustments              (9,568)         4,344           (11,634)            (12)
  Derivative financial
    instruments                           1,288          1,739             3,480           1,408
                                        -------        -------           -------         -------
Comprehensive income                    $15,922        $11,879           $40,465         $25,362
                                        =======        =======           =======         =======


4. SPECIAL CHARGES

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


                                       (6)

During the second quarter of 2000, the Company recorded special charges of $0.5 million ($0.3 million after-tax). These charges, which primarily related to severance and personnel costs anticipated in the streamlining actions discussed above, could not be recognized until certain actions were implemented. The Company utilized $1.6 million of special charge accruals, primarily related to severance and personnel costs, in the second quarter of 2000. As of May 31, 2000, approximately 240 positions were eliminated under the streamlining program.

In total, the Company expects to recognize $2.0 million of special charges and complete the program in 2000.

The major components of the special charges (credits) and the remaining accrual balance as of May 31, 2000 follow:

                                  Severance       Asset       Other      Actuarial
                                and personnel     write-      exit        method
                                    costs         downs       costs       change         Total
                                  --------        ------      -----       ------         -----
                                                    (in millions)
1999
----
Special charges (credits)          $ 7.9         $ 15.8       $ 3.0       $(7.7)        $ 19.0
Amounts utilized                    (4.0)         (15.8)       (1.2)        7.7          (13.3)
                                   -----         ------       -----       -----         ------
Balance at November 30, 1999       $ 3.9         $ --         $ 1.8       $ --          $  5.7

2000
----
Special charges (credits)            0.8           (0.3)        0.5         --             1.0
Amounts utilized                    (2.8)           0.3        (0.7)        --            (3.2)
                                   -----         ------       -----       -----         ------
Balance at May 31, 2000            $ 1.9         $ --         $ 1.6       $ --          $  3.5

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

The Company measures segment performance based on operating income. Intersegment sales are generally accounted for at current


                                       (7)
market value or cost plus markup. Because of manufacturing integration for certain products within the food segments, inventory cost, including the producing segment's overhead and depreciation, is transferred and recognized in the operating income of the receiving segment. Corporate and eliminations includes general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments.

                                                                     Total                 Corporate &
                                            Consumer    Industrial    Food      Packaging  Eliminations    Total
                                            --------    ----------    ----      ---------  ------------    -----
                                                                       (in millions)
Quarter ended May 31, 2000
--------------------------
Net sales                                    $201.4       $239.2     $440.6       $45.1     $  --          $485.7
Intersegment sales                             --            2.6        2.6        10.0       (12.6)         --
Operating income                               22.7         21.2       43.9         6.4        (8.1)         42.2
Operating income excluding
    special charges                            22.5         21.9       44.4         6.4        (8.1)         42.7
Income from unconsolidated
    operations                                  2.7          0.5        3.2          --         --            3.2

Six months ended May 31, 2000
-----------------------------
Net sales                                    $404.4       $456.6     $861.0       $87.1     $  --          $948.1
Intersegment sales                             --            5.1        5.1        18.2       (23.3)         --
Operating income                               48.5         36.3       84.8        11.6       (16.8)         79.6
Operating income excluding
    special charges                            48.5         37.3       85.8        11.6       (16.8)         80.6
Income from unconsolidated
    operations                                  8.4          0.9        9.3          --         --            9.3


                                                                     Total                 Corporate &
                                            Consumer    Industrial    Food      Packaging  Eliminations    Total
                                            --------    ----------    ----      ---------  ------------    -----
                                                                       (in millions)
Quarter ended May 31, 1999
--------------------------
Net sales                                    $189.3       $235.9     $425.2       $43.0      $  --         $468.2
Intersegment sales                              --           1.8        1.8         7.1        (8.9)          --
Operating income                               11.8         10.5       22.3         8.0        (8.1)         22.2
Operating income excluding
    special charges                            20.7         19.1       39.8         5.6        (8.5)         36.9
Income from unconsolidated
    operations                                  2.1          --         2.1          --         --            2.1

Six months ended May 31, 1999
-----------------------------

Net sales                                    $380.9       $446.5     $827.4       $82.3      $  --         $909.7
Intersegment sales                              --          11.5       11.5        34.3       (45.8)          --
Operating income                               34.7         24.1       58.8        11.8       (14.4)         56.2
Operating income excluding
    special charges                            43.7         32.8       76.5         9.4       (15.0)         70.9
Income from unconsolidated
    operations                                  3.8          --         3.8          --         --            3.8


6. SUBSEQUENT EVENTS

On June 28, 2000, the Company reached an agreement in principle, subject to execution of a definitive agreement, to purchase the Ducros business from Eridania Beghin-Say, for FFr. 2.75 billion in cash. With annual sales of approximately $250 million, Ducros has two basic businesses - spices and herbs, and dessert aid products. Headquartered in France, the Ducros business has five manufacturing locations in France, Portugal, and Albania. Key brands include Ducros, Vahine, Malile, and Margao with sales primarily in France, Belgium, Spain, Italy, Portugal, and Poland. Subject to customary regulatory approvals, the purchase is expected to be completed this summer and will be financed through the company's operating cash flow, borrowings from existing credit lines, and long-term debt.

                                       (8)

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended May 31, 2000, the Company reported net income of $24.2 million versus $5.8 million for the comparable period last year. Diluted earnings per share was $0.35 for the second quarter of 2000 compared to $0.08 last year. For the six months ended May 31, 2000, net income was $48.6 million versus $24.0 million for the comparable period last year. Diluted earnings per share was $0.70 for the first six months of 2000, compared to $0.33 last year.

During the second quarter of 1999, the Company recorded special charges related to streamlining operations and an actuarial change. During 2000, the Company recognized special charges primarily related to severance and personnel costs anticipated in the streamlining actions which could not be recognized until certain actions were implemented. Excluding these special charges, net income for the quarter and six months ended May 31, 2000 was $24.5 million and $49.3 million and diluted earnings per share was $0.35 and $0.71, respectively, as compared to $20.4 million and $38.6 million and $0.28 and $0.53 per share, respectively, for the same periods last year.

The Company continued to realize improved financial performance throughout its global operations in 2000. In the quarter and six months ended May 31, 2000, sales and operating income in each business segment improved versus the comparable period last year. New distribution, new products, favorable product mix and operating efficiencies continued to favorably impact the Company's results. In addition, the Company's unconsolidated affiliates recorded significant improvement over the comparable period last year.

RESULTS OF OPERATIONS

Net sales for the quarter ended May 31, 2000 increased 3.7% over the comparable quarter of 1999. Unit volume increased 3.9% as compared to last year, while the combined effects of price and product mix had no impact on sales. The effect of foreign currency exchange rate changes, primarily in our United Kingdom and Australian operations, decreased sales by 0.7% compared to last year. The acquisition of a Hispanic food products business in the first quarter of 2000 contributed 0.5% in sales growth over the second quarter of the prior year.

For the six months ended May 31, 2000, the 4.2% increase in net sales versus the prior year was mainly driven by unit volume increases in all business segments. These volume increases were partially offset by a 0.3% decrease due to the effect of foreign currency rate changes.

                                       (9)

                           Three months ended              Six months ended
                                 May 31,                        May 31,
                          2000         1999               2000        1999
                          ----         ----               ----        ----
                                            (in millions)
Net sales
---------

Consumer                 $201.4        $189.3            $404.4       $380.9
Industrial                239.2         235.9             456.6        446.5
Packaging                  45.1          43.0              87.1         82.3
                         ------        ------            ------       ------
                         $485.7        $468.2            $948.1       $909.7

For the quarter, consumer sales increased 6.4%, or 7.5% excluding unfavorable foreign exchange impact, due to volume growth throughout the global business. In the Americas, sales increased 6.7% primarily due to strong volume growth in the U.S. In this market, effective promotional and marketing programs, new products, new distribution and the acquisition of a Hispanic food products business increased sales. Consumer sales in Europe and Asia were up 3.5% and 14.7%, respectively, due to new products, new merchandising and market expansion. Without the unfavorable foreign exchange rate changes, Europe and Asia's sales increased 7.3% and 20.1%, respectively. For the six months ended May 31, 2000, consumer sales increased 6.2% due to volume growth offset slightly by unfavorable foreign currency exchange rate changes.

Industrial sales for the second quarter increased 1.4%, due to volume growth and an improved price and product mix combination. Foreign currency exchange rate changes had a 0.4% unfavorable impact on sales. In the Americas, sales increased 3.1% as distribution gains at warehouse clubs and improved performance in Mexico contributed to volume growth. European sales decreased 9.3% versus the prior period as continued strong competition and unfavorable foreign exchange rates negatively impacted the business. Sales in Asia were up 6.2% versus the prior year primarily due to volume increases in China partially offset by an unfavorable foreign exchange rate impact in Australia. For the first six months of 2000, industrial sales were up 2.3% due to volume growth and an improved combination of price and product mix, while foreign currency exchange rates had no impact on sales.

Packaging sales increased 4.9% and 5.8% for the quarter and six months, respectively, as improved market conditions continued to fuel volume growth.

Gross profit margin increased to 35.1% from 33.7% in the second quarter of last year. Gross profit margins were favorably impacted by global growth in the higher margin consumer segment. Within the industrial segment, increased sales of higher margin products, new products, operating efficiencies and increased sales to foodservice customers improved margins. These factors also impacted the six months ended May 31, 2000, improving the Company's gross profit margin to 35.3% from 33.3% in the comparable period last year.

Selling, general and administrative expenses increased in the second quarter and six months ended May 31, 2000 as compared to last year in both dollar terms and as a percentage of net sales.


                                      (10)

These increases were primarily due to expenditures in support of higher sales and income levels, including promotional and advertising spending in support of new products, primarily in the consumer segment, research and development and incentive-based employee compensation. In addition, the six month results were impacted by a $3.8 million reserve in the first quarter of 2000 for the bankruptcy of AmeriServe, an industrial customer.


                                 Three months ended       Six months ended
                                       May 31,                  May 31,
                                   2000      1999          2000        1999
                                   ----      ----          ----        ----
                                              (in millions)
Operating income
Consumer                         $ 22.7      $11.8         $48.5      $34.7
Industrial                         21.2       10.5          36.3       24.1
Packaging                           6.4        8.0          11.6       11.8
                                  -----      -----         -----       ----
Combined segments (1)            $ 50.3      $30.3         $96.4      $70.6

Operating income
  excluding special
  charges
Consumer                         $ 22.5      $20.7         $48.5      $43.7
Industrial                         21.9       19.1          37.3       32.8
Packaging                           6.4        5.6          11.6        9.4
                                  -----      -----         -----       ----
Combined segments (1)            $ 50.8      $45.4         $97.4      $85.9

(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Operating income margin, excluding special charges, increased to 8.8% from 7.9% for the three months ended May 31, 2000 as compared to last year. Operating income, excluding special charges, increased $5.8 million or 15.6% for the quarter ended May 31, 2000 versus the comparable period last year. Consumer operating income, excluding special charges, improved 8.7% versus the prior period due to increased sales and higher levels of royalty income. Industrial operating income, excluding special charges, increased 14.7% due to product mix, pricing and operating efficiencies. Excluding special charges, packaging operating income grew 14.3% due to higher volumes and operating efficiencies. These factors for all segments also impacted the six months ended May 31, 2000, improving the Company's operating income margin, excluding special charges, to 8.5% from 7.8% in the comparable period last year. For the six months, operating income, excluding special charges, increased $9.7 million or 13.7%.


                                      (11)

Interest expense for the second quarter of 2000 increased $0.2 million versus the comparable period last year. This increase is primarily due to higher short-term interest rates for the quarter versus last year, offset partially by lower debt levels than last year. Interest expense for the six months ended May 31, 2000 decreased $0.6 million versus the comparable period last year. Although short-term interest rates for the six months rose versus last year's comparable period, the retirement of higher interest rate long term debt in 1999 and a greater weighting to short-term debt in the six months favorably impacted the Company.

Other expense for the second quarter and first six months of 1999 included $1.2 million and $2.3 million, respectively, of income from the three year non-compete agreement with Calpine Corporation. This agreement, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc., ended in 1999.

Due to the impact of certain nondeductible expenses related to the special charges, the effective tax rate for the quarter and six months ended May 31, 1999 was 73.3% and 49.1%, respectively, versus 35.7% for both the quarter and six months ended May 31, 2000. Excluding special charges, the effective tax rate for the quarter and six months ended May 31, 1999 was 35.9% versus 35.6% in the current year's comparable periods.

Income from unconsolidated operations increased to $3.2 million in the second quarter of 2000 from $2.1 million in the comparable quarter last year. The increase is primarily due to improved sales and income at our Mexican joint venture. Signature Brands and the Company's joint ventures in Japan also improved their results over last year. Income from unconsolidated operations for the first six months of 2000 was also favorably impacted by these joint ventures.

SPECIAL CHARGES

In 1999, the Company announced plans to streamline operations. During the three and six months ended May 31, 2000, the Company recorded special charges of $0.5 million ($0.3 million after-tax) and $1.0 million ($0.7 million after-tax), respectively. These charges, which primarily related to severance and personnel costs anticipated in these streamlining actions, could not be recognized until certain actions were implemented.

For further information, please refer to Note 4 in the Notes to Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

MARKET RISK SENSITIVITY

Foreign Currency

The fair value of the Company's portfolio of forward and option contracts was $1.2 million and $0.7 million as of May 31, 2000 and 1999, respectively.


                                      (12)

Interest Rates

The fair value of the Company's forward starting interest rate swaps was $6.3 million and $1.3 million as of May 31, 2000 and 1999, respectively. The Company intends to hold the interest rate swaps until maturity.

FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows provided by operating activities decreased from $42.1 million to $38.1 million for the six months ended May 31, 1999 and 2000, respectively. This decrease is primarily due to changes in working capital components. Compared to the prior year, cash flows related to inventory were unfavorable due to the significant improvements experienced in the first half of 1999, while prepaid allowances were unfavorable due to the timing of customer contract renewals. In addition, other liabilities were unfavorable due to the payment of incentive-based employee compensation costs.

Investing activities used cash of $27.1 million in the first six months of 2000 versus $21.8 million in the comparable period of 1999. The Company continues to maintain its capital expenditures at depreciation levels. In the first quarter of 2000, the Company acquired a regional line of Hispanic consumer food products in the U.S. These products, which include spices, herbs, chili pods and other authentic Hispanic food products, will expand the Company's existing business in this category. In the second quarter of 2000, the Company acquired a 50% interest in a company which offers a full line of fresh herbs for sale in both consumer and foodservice markets.

Cash flows from financing activities include the purchase of 2.1 million shares of common stock under the Company's previously announced $250 million share repurchase program. Through May 31, 2000, 3.6 million shares, totaling $108.7 million, were purchased under this program. Due to the pending acquisition of Ducros, the Company has suspended the share repurchase program.

The Company's ratio of debt to total capital was 56.7% as of May 31, 2000, up slightly from 56.2% at May 31, 1999 and up from 47.2% at November 30, 1999. The increase since year end was due to the Company's historical trend of lower income in the first half of the fiscal year and the effect of the share repurchase program.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months. Management intends to use a portion of this availability in conjunction with long-term debt borrowings to finance the Ducros acquisition.

                                      (13)

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

                                      (14)

                           PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security Holders
         ---------------------------------------------------

  (a)    The Company held its Annual Meeting of Stockholders on March 15, 2000.

  (b)    No response required.

  (c) 1. The following individuals were nominees for The Board of Directors. The number of votes for or withheld for each nominee is as follows: James T. Brady - for 8,448,111, withheld 62,184; Francis A. Contino - for 8,358,820, withheld 151,475; Robert G. Davey - for 8,370,315 withheld 139,980; Edward S. Dunn, Jr. - for 8,448,111, withheld 62,184 ; Freeman A. Hrabowski, III - for 8,448,111, withheld 62,184; Robert J. Lawless - for 8,376,421, withheld 133,874; Carroll
         D. Nordhoff - for 8,447,964, withheld 62,331; Robert W. Schroeder - for 8,448,669, withheld 61,626; William E. Stevens - for 8,448,540, withheld 61,755; Karen D. Weatherholtz - for 8,447,377, withheld 62,918.

         2. The ratification of the appointment of Ernst & Young as independent auditors. The number of votes for, against or abstaining is as follows: For 8,368,379; Against 112,690; Abstain 29,226.

  (d)    No response required.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


  (a)    Exhibits                              See Exhibit Index at pages 18-20
                                               of this Report on Form 10-Q.

  (b)    Reports on Form 8-K.                  None.


                                      (15)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          McCORMICK & COMPANY, INCORPORATED

Date:  July 14, 2000                  By: /s/ Francis A. Contino
      ----------------------------        ------------------------------------
                                          Francis A. Contino
                                          Executive Vice President & Chief
                                          Financial Officer

Date:  July 14, 2000                  By: /s/ Kenneth A. Kelly, Jr.
      ----------------------------        ------------------------------------
                                          Kenneth A. Kelly, Jr.
                                          Vice President & Controller





                                      (16)

                                  EXHIBIT INDEX

ITEM 601
EXHIBIT
NUMBER                                          REFERENCE OR PAGE

(2) Plan of acquisition, reorganization,
    arrangement, liquidation or succession      Not applicable.

(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick &       Incorporated by reference
    Company, Incorporated dated April l6,       from Registration Form S-8,
    1990                                        Registration No. 33-39582 as
                                                filed with the Securities and
                                                Exchange Commission on March 25,
                                                1991.

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


                                      (17)

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

     (vi) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

     (vii) Deferred Compensation Plan in which directors, officers and certain other management employees participate, a description of which is incorporated by reference from the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 12, 1999, which statement is incorporated by reference.

(11) Statement re computation of per-           Not applicable.
     share earnings.

(15) Letter re unaudited interim                Not applicable.
     financial information.

                                      (18)

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



                                      (19)