Form 10-Q
period 2000-08-31
MCCORMICK & CO INC
filed 2000-10-16
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   August 31, 2000 Commission File Number 0-748


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


Registrant's telephone number, including area code (410) 771-7301


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes X   No
                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares Outstanding
                                              September 30, 2000

   Common Stock                                   8,375,171

   Common Stock Non-Voting                       60,058,258


                         PART I - FINANCIAL INFORMATION

ITEM 1                        FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)



                                   Three Months Ended       Nine Months Ended
                                       August 31,               August 31,
                                   2000         1999        2000         1999
                                   ----         ----        ----         ----

Net sales                      $  495,866   $  476,761   $1,443,993   $1,386,482

  Cost of goods sold              323,011      312,532      936,824      919,179
                               ----------   ----------   ----------   ----------

Gross profit                      172,855      164,229      507,169      467,303

  Selling, general and
   administrative expense         120,403      118,723      374,140      350,902

  Special charges                      57        3,039        1,023       17,704
                               ----------   ----------   ----------   ----------

Operating income                   52,395       42,467      132,006       98,697

  Interest expense                  9,089        8,231       24,808       24,519

  Other expense                     1,323          485        4,023          792
                               ----------   ----------   ----------   ----------

Income before income taxes         41,983       33,751      103,175       73,386

  Income taxes                     14,950       12,904       36,788       32,376
                               ----------   ----------   ----------   ----------

Net income from consolidated
  operations                       27,033       20,847       66,387       41,010

  Income from unconsolidated
   operations                       4,232        4,514       13,497        8,317
                               ----------   ----------   ----------   ----------

Net income                     $   31,265   $   25,361   $   79,884   $   49,327
                               ==========   ==========   ==========   ==========

Earnings per common share -
  basic                        $     0.46   $     0.36   $     1.16   $     0.69
                               ==========   ==========   ==========   ==========

Earnings per common share -
  assuming dilution            $     0.45   $     0.35   $     1.15   $     0.68
                               ==========   ==========   ==========   ==========

Cash dividends declared per
 common share                  $     0.19   $     0.17   $     0.57   $     0.51
                               ==========   ==========   ==========   ==========


            See notes to condensed consolidated financial statements.

                                       (2)

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                August 31,      August 31,    Nov. 30,
                                                  2000            1999         1999
                                              ----------       ----------    --------
                                             (Unaudited)      (Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents                $    35,922    $    13,864    $    11,961
     Accounts receivable, net                     186,456        183,294        213,926
     Inventories
        Raw materials and supplies                109,004        111,229        101,608
        Finished products and work-in
               process                            165,166        160,178        132,563
                                              -----------    -----------    -----------
                                                  274,170        271,407        234,171
     Other current assets                          17,373         37,836         30,499
                                              -----------    -----------    -----------

        Total current assets                      513,921        506,401        490,557
                                              -----------    -----------    -----------

  Property, plant and equipment                   757,449        726,783        734,982
  Less: Accumulated depreciation                 (402,602)      (362,325)      (371,731)
                                              -----------    -----------    -----------
          Total property, plant and
      equipment, net                              354,847        364,458        363,251
                                              -----------    -----------    -----------
  Intangible assets, net                          136,942        145,364        142,849
  Prepaid allowances                              114,216        136,653        109,253
  Other assets                                    490,613         81,067         82,869
                                              -----------    -----------    -----------

        Total assets                          $ 1,610,539    $ 1,233,943    $ 1,188,779
                                              ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                    $   602,820    $   205,764    $    92,940
     Current portion of long-term debt              4,012          7,256          7,731
     Trade accounts payable                       141,718        134,373        148,755
         Other accrued liabilities                179,867        186,393        221,206
                                              -----------    -----------    -----------

        Total current liabilities                 928,417        533,786        470,632
                                              -----------    -----------    -----------

  Long-term debt                                  233,334        242,197        241,432
  Other long-term liabilities                     101,289        101,680         94,293
                                              -----------    -----------    -----------
        Total liabilities                       1,263,040        877,663        806,357
                                              -----------    -----------    -----------

  Shareholders' Equity
     Common stock                                  50,481         50,248         49,761
     Common stock non-voting                      124,270        125,076        124,041
     Retained earnings                            220,379        221,240        242,764
     Accumulated other comprehensive income       (47,631)       (40,284)       (34,144)
                                              -----------    -----------    -----------

        Total shareholders' equity                347,499        356,280        382,422
                                              -----------    -----------    -----------

        Total liabilities and
           shareholders' equity               $ 1,610,539    $ 1,233,943    $ 1,188,779
                                              ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                                       (3)

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                         Nine Months Ended
                                                            August 31,
                                                        2000         1999
                                                        ----         ----

Cash flows from operating activities
   Net income                                         $  79,884    $  49,327
   Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                        42,753       42,010
    Special charges                                       1,023       17,704
    Income from unconsolidated operations               (13,497)      (8,317)
    Changes in operating assets and liabilities         (62,181)     (32,462)
    Other                                                   720        2,085
                                                      ---------    ---------
Net cash provided by operating activities                48,702       70,347
                                                      ---------    ---------

Cash flows from investing activities
   Capital expenditures                                 (35,556)     (34,199)
   Acquisitions of businesses                          (384,624)        --
   Other                                                 (2,434)         447
                                                      ---------    ---------
Net cash used in investing activities                  (422,614)     (33,752)
                                                      ---------    ---------

Cash flows from financing activities
   Short-term borrowings, net                           506,609       66,789
   Long-term debt repayments                             (8,034)     (23,609)
   Common stock issued                                    4,438       11,361
   Common stock acquired by purchase                    (66,397)     (58,923)
   Dividends paid                                       (39,274)     (36,195)
                                                      ---------    ---------
Net cash provided by (used in) financing activities     397,342      (40,577)
                                                      ---------    ---------

Effect of exchange rate changes on cash and
    cash equivalents                                        531          135

Increase (decrease) in cash and cash equivalents         23,961       (3,847)
Cash and cash equivalents at beginning of period         11,961       17,711
                                                      ---------    ---------

Cash and cash equivalents at end of period            $  35,922    $  13,864
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

The results of consolidated operations for the three and nine month periods ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

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

Reclassifications

The Company has reclassified royalty income to be included in operating income. Amounts previously included in other expense have been reclassified to selling, general and administrative expense. All prior period financial information has been reclassified to conform to the current presentation. Total royalty income for the third quarter of 2000 and 1999 was $2.6 million and $1.6 million, respectively. Total royalty income for the nine months ended August 31, 2000 and 1999 was $7.6 million and $4.1 million, respectively.



                                       (5)

2.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:


                                                          Three months ended               Nine months ended
                                                                August 31,                     August 31,
                                                           2000          1999              2000          1999
                                                           ----          ----              ----          ----
                                                                           (in thousands)
Average shares outstanding -
 basic                                                    68,425        71,220            68,908        71,700

Effect of dilutive securities:
 Stock options and
 Employee stock purchase plan                                622           580               703          530
                                                          ------        ------            ------       -------

Average shares outstanding -
 assuming dilution                                        69,047        71,800            69,611        72,230
                                                          ======        ======            ======        ======


3.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                                       Three Months Ended                Nine Months Ended
                                                          August 31,                       August 31,
                                                     2000            1999              2000           1999
                                                     ----            ----              ----           ----
                                                                         (in thousands)

Net income                                        $31,265        $25,361           $79,884         $49,327
Other comprehensive income:
  Foreign currency
    translation adjustments                        (1,819)        (1,728)          (13,453)         (1,740)
  Derivative financial
    instruments                                    (3,514)         3,233               (34)          4,641
                                                   ------         ------            ------          ------

Comprehensive income                              $25,932        $26,866           $66,397         $52,228
                                                   ======         ======            ======          ======


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

                                       (6)

During the third quarter of 2000, the Company recorded special charges of $0.06 million ($0.04 million after-tax). During the same period in 1999, the Company recorded special charges of $3.0 million ($2.8 million after-tax or $0.04 per share). These charges, which primarily related to severance and personnel costs anticipated in the streamlining actions discussed above, could not be recognized until certain actions were implemented. The Company utilized $0.4 million of special charge accruals, primarily related to severance and personnel costs, in the third quarter of 2000. As of August 31, 2000, approximately 240 positions were eliminated under the streamlining program.

The Company expects to complete the program in 2000.

The major components of the special charges (credits) and the remaining accrual balance as of August 31, 2000 follow:


                                               Severance         Asset        Other       Actuarial
                                             and personnel        write-       exit         method
                                                 costs           downs       costs         change         Total
                                                 -----           -----       -----         ------         -----
                                                                          (in millions)
1999
----
Special charges (credits)                        $7.9           $15.8         $3.0         $(7.7)         $19.0
Amounts utilized                                 (4.0)          (15.8)        (1.2)          7.7          (13.3)
                                                 ----           -----         ----         -----          -----
Balance at November 30, 1999                     $3.9           $ --           $1.8         $ --            $5.7

2000
----
Special charges (credits)                         0.8            (0.3)         0.5           --             1.0
Amounts utilized                                 (3.1)            0.3         (0.7)          --            (3.5)
                                                 ----             ---         ----          ---            -----
Balance at August 31, 2000                       $1.6           $ --          $1.6         $ --            $3.2


For further information, please refer to the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

5.  BUSINESS SEGMENTS

The Company operates in three business segments: consumer, industrial and packaging. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells to the consumer food market under a variety of brands, including the McCormick and Schilling brands in the U.S., Ducros and Vahine in France, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment manufactures and markets plastic packaging products for food, personal care and other industries, predominantly in the U.S. Tubes and bottles are also produced for the Company's food segments.

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

                                       (7)


                                                                  Total                  Corporate &
                                      Consumer    Industrial      Food      Packaging   Eliminations    Total
                                      --------    ----------      -----     ---------   ------------    -----
                                                                   (in millions)
Quarter ended August 31, 2000
-----------------------------
Third party net sales                  $  201.9    $  248.6    $    450.5    $   45.4    $  --         $ 495.9
Intersegment sales                         --           2.3           2.3        10.6     (12.9)          --
Operating income                           31.3        24.1          55.4         4.9      (7.9)          52.4
Operating income excluding
    special charges                        31.6        24.0          55.6         4.9      (7.9)          52.6
Income from unconsolidated
    operations                              3.8         0.4           4.2         --        --             4.2

Nine months ended August 31, 2000
---------------------------------
Third party net sales                  $  606.3    $  705.2    $  1,311.5    $  132.5    $  --        $1,444.0
Intersegment sales                         --           7.4           7.4        28.8     (36.2)          --
Operating income                           79.9        60.4         140.3        16.5     (24.8)         132.0
Operating income excluding
    special charges                        80.1        61.2         141.3        16.5     (24.8)         133.0
Income from unconsolidated
    operations                             12.3         1.2          13.5         --        --            13.5



                                                                  Total                  Corporate &
                                      Consumer    Industrial      Food      Packaging   Eliminations    Total
                                      --------    ----------      -----     ---------   ------------    -----

                                                                   (in millions)
Quarter ended August 31, 1999
-----------------------------
Third party net sales                  $  193.3    $  241.5    $    434.8    $   42.0    $  --       $    476.8
Intersegment sales                         --           6.1           6.1         9.4      (15.5)           --
Operating income                           25.5        21.2          46.7         5.2       (9.4)          42.5
Operating income excluding
    special charges                        27.0        22.7          49.7         5.2       (9.4)          45.5
Income from unconsolidated
    operations                              4.1         0.4           4.5         --         --             4.5

Nine months ended August 31, 1999
---------------------------------
Third party net sales                  $  574.2    $  688.0    $  1,262.2    $  124.3     $ --       $  1,386.5
Intersegment sales                         --           9.5           9.5        25.2      (34.7)           --
Operating income                           60.2        45.3         105.5        17.0      (23.8)          98.7
Operating income excluding
    special charges                        70.7        55.5         126.2        14.6      (24.4)         116.4
Income from unconsolidated
    operations                              7.9         0.4           8.3         --         --             8.3


6.   BUSINESSES ACQUIRED

On August 31, 2000, the Company acquired Ducros, S.A. ("Ducros") and Sodis, S.A.S. ("Sodis") from Eridania Beghin-Say, for 2.75 billion French Francs (equivalent to approximately Euro 419 million and US$379 million). Ducros has two basic businesses - spices and herbs, and dessert aid products. Headquartered in France, the Ducros business has five manufacturing locations in France, Portugal, and Albania. Key brands include Ducros, Vahine, Malile, and Margao with sales primarily in France, Belgium, Spain, Italy, Portugal, and Poland. Sodis manages the racking and merchandising of the Ducros products in supermarkets and hypermarkets, and manages a warehouse in France.

Approximately US$370 million of the purchase price was financed through 6.72% commercial paper notes with the remainder funded by internally generated funds. It is the intention of the Company to replace the commercial paper notes with notes issued under a medium term note program filed in September 2000 with the Securities and Exchange Commission. Due to the timing of this acquisition, Other assets includes all of the acquired net assets of Ducros. This balance will be reclassified when the purchase price allocation is complete.

                                                             (8)

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

For the quarter ended August 31, 2000, the Company reported net income of $31.3 million versus $25.4 million for the comparable period last year. Diluted earnings per share was $0.45 for the third quarter of 2000 compared to $0.35 last year. For the nine months ended August 31, 2000, net income was $79.9 million versus $49.3 million for the comparable period last year. Diluted earnings per share was $1.15 for the first nine months of 2000, compared to $0.68 last year.

During the third quarters of 1999 and 2000, the Company recognized special charges primarily related to severance and personnel costs. These costs were anticipated in the streamlining announced in the second quarter of 1999, however, could not be recognized until other actions were implemented. Excluding these special charges, net income for the quarter and nine months ended August 31, 2000 was $31.3 million and $80.6 million and diluted earnings per share was $0.45 and $1.16, respectively, as compared to $28.1 million and $66.7 million and $0.39 and $0.92 per share, respectively, for the same periods last year.

The Company continued to realize improved financial performance in its operations in 2000. In the quarter and nine months ended August 31, 2000, consumer and industrial sales and operating income improved versus the comparable periods last year. Packaging sales increased for the quarter and nine months ended August 31, 2000 compared to the same periods in 1999. Operating profit for the quarter in packaging was slightly below last year due to this quarter's product mix in the plastic bottle business as well as increased resin costs. The Company's unconsolidated affiliates recorded third quarter results slightly below very strong results of last year, however, well ahead of last year on a year to date basis.


RESULTS OF OPERATIONS

Net sales for the quarter ended August 31, 2000 increased 4.0% over the comparable quarter of 1999. Volume accounted for more than the total increase as the effect of foreign currency exchange rate changes, primarily in Europe and Australia, decreased sales by 1.3%. The acquisition of a Hispanic food products business in the first quarter of 2000 contributed 0.4% in sales growth over the third quarter of the prior year.

For the nine months ended August 31, 2000, the 4.1% increase in net sales versus the prior year was mainly driven by volume increases in all business segments. These volume increases were partially offset by a 0.6% decrease due to the effect of foreign currency rate changes.

                                       (9)


                                Three months ended          Nine months ended
                                     August 31,                  August 31,
                                2000          1999          2000          1999
                                ----          ----          ----          ----
                                               (in millions)
Third party net sales
---------------------
Consumer                       $201.9        $193.2      $  606.3      $  574.1
Industrial                      248.6         241.5         705.2         688.1
Packaging                        45.4          42.0         132.5         124.3
                               ------      --------      --------      --------
                               $495.9        $476.8      $1,444.0      $1,386.5

For the quarter, consumer sales increased 4.1%, or 5.9% excluding unfavorable foreign exchange impact, due to volume growth throughout the global business. In the Americas, sales increased 6.5% primarily due to strong volume growth in the U.S. In this market, effective promotional and marketing programs, new products, new distribution and the acquisition of a Hispanic food products business increased sales. Consumer sales in Europe decreased 3.4% primarily due to the impact of foreign exchange rate changes. Consumer sales in Asia increased 5.0% due to new products, new merchandising and market expansion. Without the unfavorable foreign exchange rate changes, Europe and Asia's sales increased 2.4% and 12.7%, respectively. For the nine months ended August 31, 2000, consumer sales increased 5.2% due primarily to volume growth and partially offset by 1.1% unfavorable foreign currency exchange rate changes.

Industrial sales for the third quarter increased 3.3%, or 4.4% excluding unfavorable foreign exchange impact. In the Americas, sales increased 4.5% through volume growth to U.S. warehouse clubs and distributors and improved performance in Mexico and Canada. European net sales were relatively unchanged versus the prior period excluding the impact of foreign currency exchange rate changes. Sales in Asia were up 7.2% versus the prior year primarily due to volume increases in China. These Asian sales were up 10.3% excluding an unfavorable foreign exchange rate impact in Australia. For the first nine months of 2000, industrial sales were up 2.8% due to volume growth, while foreign currency exchange rates reduced sales 0.4%, compared to the same period in 1999.

Packaging third party sales increased 8.0% and 6.6% for the quarter and nine months, respectively, with the increase primarily in tubes.

Gross profit margin increased to 34.9% from 34.4% in the third quarter of last year. Gross profit margins were favorably impacted by global growth in the higher margin consumer segment. Within the industrial segment, increased sales of higher margin products, new products, operating efficiencies and increased sales to foodservice customers improved margins. These factors also impacted the nine months ended August 31, 2000, improving the Company's gross profit margin to 35.1% from 33.7% in the comparable period last year.




                                      (10)

Selling, general and administrative expenses increased for the nine months ended August 31, 2000 as compared to last year in both dollar terms and as a percentage of net sales. However, these costs for the quarter as a percent of net sales decreased to 24.3% from 24.9% compared to the same period last year.

These year to date increases were primarily due to expenditures in support of higher sales and income levels, including promotional and advertising spending in support of new products, primarily in the consumer segment, research and development and incentive-based employee compensation. In addition, the nine month results were impacted by a $3.8 million reserve in the first quarter of 2000 for the bankruptcy of AmeriServe, an industrial customer.


                                Three months ended      Nine months ended
                                    August 31,              August 31,
                                 2000        1999        2000       1999
                                 ----        ----        ----       ----
                                               (in millions)
Operating income
-----------------
Consumer                         $31.3      $25.5       $79.9       $60.2
Industrial                        24.1       21.2        60.4        45.3
Packaging                          4.9        5.2        16.5        17.0
                                 -----      -----      ------      ------
Combined segments (1)            $60.3      $51.9      $156.8      $122.5

Operating income
----------------
  excluding special charges
  -------------------------
Consumer                         $31.6      $27.0       $80.1       $70.7
Industrial                        24.0       22.7        61.2        55.5
Packaging                          4.9        5.2        16.5        14.6
                                 -----      -----      ------      ------
Combined segments (1)            $60.5      $54.9      $157.8      $140.8


(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Operating income margin, excluding special charges, increased to 10.6% from 9.5% for the three months ended August 31, 2000 as compared to last year. Consumer operating income margin, excluding special charges, improved from 14.0% to 15.6% due to higher levels of royalty income and operational efficiencies. Industrial operating income margin, excluding special charges, improved from 9.4% to 9.6% due to product mix, pricing and operating efficiencies. Excluding special charges, packaging operating income margin (including inter-segment business) decreased from 10.2% to 8.7% due to this quarter's product mix in the plastic bottle business and increased resin costs. These factors for all segments also impacted the nine months ended August 31, 2000, improving the Company's operating income margin, excluding special charges, to 9.2% from 8.4% in the comparable period last year.

Interest expense for the third quarter of 2000 increased $0.9 million versus the comparable period last year. This increase is


                                      (11)
primarily due to higher short-term interest rates for the quarter versus last year, offset partially by lower average debt levels than last year. Interest expense for the nine months ended August 31, 2000 increased $0.3 million versus the comparable period last year. Short-term interest rates for the nine months rose versus last year's comparable period and a greater weighting to short-term debt in the nine months unfavorably impacted the Company.

Other expense for the third quarter and first nine months of 1999 included $1.2 million and $3.5 million, respectively, of income from the three year non-compete agreement with Calpine Corporation. This agreement, entered into as a part of the 1996 sale of Gilroy Energy Company, Inc., ended in 1999.

Due to the impact of certain nondeductible expenses related to the special charges, the effective tax rate for the quarter and nine months ended August 31, 1999 was 38.2% and 44.1%, respectively, versus 35.6% and 35.7% for the quarter and nine months ended August 31, 2000, respectively. Excluding special charges, the effective tax rate for the quarter and nine months ended August 31, 1999 was 35.9% versus 35.6% in the current year's comparable periods.

Income from unconsolidated operations was $4.2 million in the third quarter of 2000 compared to $4.5 million in the comparable quarter last year. Income from unconsolidated operations for the first nine months of 2000 increased to $13.5 million from $8.3 million in the comparable period last year. The third quarter of 2000 is comparable to the third quarter of 1999, when our Mexican joint-venture operations improved significantly.


SPECIAL CHARGES

In 1999, the Company announced plans to streamline operations. Charges during the quarter and nine months ended August 31, 2000 primarily related to severance and personnel costs anticipated in these streamlining actions, which could not be recognized until certain actions were implemented.

For further information, please refer to Note 4 in the Notes to Condensed Consolidated Financial Statements and the Company's Annual Report on Form 10-K for the year ended November 30, 1999.


MARKET RISK SENSITIVITY

Foreign Currency

The fair value of the Company's portfolio of forward and option contracts was $0.5 million and $0.2 million as of August 31, 2000 and 1999, respectively.


                                      (12)

Interest Rates

The fair value of the Company's forward starting interest rate swaps was $3.4 million and $4.6 million as of August 31, 2000 and 1999, respectively. The Company intends to hold the interest rate swaps until maturity.


FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows provided by operating activities decreased from $70.3 million to $48.7 million for the nine months ended August 31, 1999 and 2000, respectively. This decrease is primarily due to changes in working capital components. Compared to the prior year, cash flows related to inventory were unfavorable due to the significant improvements experienced in the first half of 1999, while income taxes payable were unfavorable due to the timing of refunds and payments in the first nine months of 1999. In addition, other liabilities were unfavorable due to the payment of incentive-based employee compensation costs.

Investing activities used cash of $422.6 million in the first nine months of 2000 versus $33.7 million in the comparable period of 1999. The Company continues to maintain its capital expenditures at depreciation levels. In the first quarter of 2000, the Company acquired a regional line of Hispanic consumer food products in the U.S. These products, which include spices, herbs, chili pods and other authentic Hispanic food products, will expand the Company's existing business in this category. In the second quarter of 2000, the Company acquired a 50% interest in a company which offers a full line of fresh herbs for sale in both consumer and foodservice markets. In the third quarter of 2000, the company acquired Ducros. See Footnote 6 to the condensed consolidated financial statements for more detail on the Ducros acquisition.

Financing activities provided cash of $397.3 million in the first nine months of 2000, compared to the use of $40.6 million in the comparable period of 1999. Cash flows from financing activities include the purchase of 2.1 million shares of common stock under the Company's previously announced $250 million share repurchase program. Through August 31, 2000, 3.6 million shares, totaling $108.7 million, were purchased under this program. Due to the acquisition of Ducros, the Company has suspended the share repurchase program. The Ducros acquisition has increased cash flows from short-term borrowings, which the company intends to refinance as long-term debt.

The Company's ratio of debt to total capital was 70.7% as of August 31, 2000, up from 56.1% at August 31, 1999 and up from 47.2% at November 30, 1999. The increase since year end was due to the Company's historical trend of lower income in the first half of the fiscal year, the effect of the share repurchase program and the acquisition of Ducros.


                                      (13)

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated operating requirements over the next 12 months. It is the intention of the Company to replace the commercial paper notes with notes issued under a medium term note program filed in September 2000 with the Securities and Exchange Commission.


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


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. As described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, there have been significant changes in the Company's financial instrument portfolio and market risk since year end due to the acquisition of Ducros. With Ducros' operations primarily in central Europe, the results of operations for the Company and its financial condition in the future will be impacted by currency rate fluctuations in the Euro. Additionally, financing of this acquisition may increase the Company's exposure to interest rate changes.

                                      (14)

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)    Exhibits                        See Exhibit Index at pages 16 - 18
                                       of this Report on Form 10-Q.

(b)    Reports on Form 8-K.            None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        McCORMICK & COMPANY, INCORPORATED



Date:  October 13, 2000             By:     /s/ Francis A. Contino
     -------------------------         -----------------------------
                                         Francis A. Contino
                                         Executive Vice President & Chief
                                         Financial Officer



Date:  October 13, 2000             By:     /s/ Kenneth A. Kelly, Jr.
     -------------------------         -------------------------------
                                         Kenneth A. Kelly, Jr.
                                         Vice President & Controller









                                      (15)

                                  EXHIBIT INDEX


ITEM 601
EXHIBIT
NUMBER                                                                         REFERENCE OR PAGE

(2) Plan of acquisition, reorganization,                                       Not applicable.
    arrangement, liquidation or succession


(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick &                      Incorporated by reference from
    Company, Incorporated dated April l6, 1990                 Registration Form S-8, Registration
                                                               No. 33-39582 as filed with the
                                                               Securities and Exchange Commission
                                                               on March 25, 1991.

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

                                      (16)

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

                                      (17)

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



                                      (18)