Form 10-Q/A
period 2000-08-30
MCCORMICK & CO INC
filed 2001-01-19
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-Q/A
                                 Amendment No. 1


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   AUGUST 31, 2000 Commission File Number 0-748
                  ------------------                       ------


                        McCORMICK & COMPANY, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MARYLAND                                  52-0408290
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


18 LOVETON CIRCLE, P.O. BOX 6000, SPARKS, MD              21152-6000
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (410) 771-7301
                                                   ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X    No
                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares Outstanding
                                           September 30, 2000
                                           ------------------
Common Stock                                    8,375,171

Common Stock Non-Voting                        60,058,258

                         PART I - FINANCIAL INFORMATION

ITEM 1                        FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)

                                                 Three Months Ended               Nine Months Ended
                                                      August 31,                       August 31,
                                               2000              1999            2000            1999
                                               ----              ----            ----            ----
Net sales                                    $495,866          $476,761       $1,443,993      $1,386,482

  Cost of goods sold                          323,011           312,532          936,824         919,179
                                             --------          --------       ----------      ----------

Gross profit                                  172,855           164,229          507,169         467,303

  Selling, general and
   administrative expense                     120,403           118,723          374,140         350,902

  Special charges                                  57             3,039            1,023          17,704
                                             --------          --------       ----------      ----------

Operating income                               52,395            42,467          132,006          98,697

  Interest expense                              9,089             8,231           24,808          24,519

  Other expense                                 1,323               485            4,023             792
                                             --------          --------       ----------      ----------

Income before income taxes                     41,983            33,751          103,175          73,386

  Income taxes                                 14,950            12,904           36,788          32,376
                                             --------          --------       ----------      ----------

Net income from consolidated
  operations                                   27,033            20,847           66,387          41,010

  Income from unconsolidated
   operations                                   4,232             4,514           13,497           8,317
                                             --------          --------       ----------      ----------

Net income                                   $ 31,265          $ 25,361       $   79,884      $   49,327
                                             ========          ========       ==========      ==========

Earnings per common share -
  basic                                         $0.46             $0.36            $1.16           $0.69
                                             ========          ========       ==========        ========

Earnings per common share -
  assuming dilution                             $0.45             $0.35            $1.15           $0.68
                                             ========          ========       ==========        ========

Cash dividends declared per
 common share                                   $0.19             $0.17            $0.57           $0.51
                                             ========          ========       ==========        ========

            See notes to condensed consolidated financial statements.

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                               August 31,          August 31,             Nov. 30,
                                                                  2000                1999                  1999
                                                               ----------          ----------            ---------
                                                               (Unaudited)         (Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents                                  $  35,922           $  13,864            $  11,961
     Accounts receivable, net                                     186,456             183,294              213,926
     Inventories
        Raw materials and supplies                                109,004             111,229              101,608
        Finished products and work-in
               process                                            165,166             160,178              132,563
                                                               ----------          ----------            ---------
                                                                  274,170             271,407              234,171
     Other current assets                                          17,373              37,836               30,499
                                                               ----------          ----------            ---------

        Total current assets                                      513,921             506,401              490,557
                                                               ----------          ----------            ---------

  Property, plant and equipment                                   757,449             726,783              734,982
  Less: Accumulated depreciation                                 (402,602)           (362,325)            (371,731)
                                                               ----------          ----------            ---------
          Total property, plant and
      equipment, net                                              354,847             364,458              363,251
                                                               ----------          ----------            ---------
  Intangible assets, net                                          136,942             145,364              142,849
  Prepaid allowances                                              114,216             136,653              109,253
  Other assets                                                    490,613              81,067               82,869
                                                               ----------          ----------            ---------

        Total assets                                           $1,610,539          $1,233,943           $1,188,779
                                                               ==========          ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                                      $ 602,820           $ 205,764            $  92,940
     Current portion of long-term debt                              4,012               7,256                7,731
     Trade accounts payable                                       141,718             134,373              148,755
     Other accrued liabilities                                    179,867             186,393              221,206
                                                               ----------          ----------            ---------

        Total current liabilities                                 928,417             533,786              470,632
                                                               ----------          ----------            ---------

  Long-term debt                                                  233,334             242,197              241,432
  Other long-term liabilities                                     101,289             101,680               94,293
                                                               ----------          ----------            ---------
        Total liabilities                                       1,263,040             877,663              806,357
                                                               ----------          ----------            ---------

  Shareholders' Equity
     Common stock                                                  50,481              50,248               49,761
     Common stock non-voting                                      124,270             125,076              124,041
     Retained earnings                                            220,379             221,240              242,764
     Accumulated other comprehensive income                       (47,631)            (40,284)             (34,144)
                                                               ----------          ----------            ---------

        Total shareholders' equity                                347,499             356,280              382,422
                                                               ----------          ----------            ---------

        Total liabilities and
           shareholders' equity                                $1,610,539          $1,233,943           $1,188,779
                                                               ==========          ==========           ==========

            See notes to condensed consolidated financial statements.

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                       August 31,
                                                                               2000                1999
                                                                           -----------          ----------
Cash flows from operating activities
   Net income                                                                $ 79,884            $ 49,327
   Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                              42,753              42,010
    Special charges                                                             1,023              17,704
    Income from unconsolidated operations                                     (13,497)             (8,317)
    Changes in operating assets and liabilities                               (62,181)            (32,462)
    Other                                                                         720               2,085
                                                                           -----------          ----------
Net cash provided by operating activities                                      48,702              70,347
                                                                           -----------          ----------

Cash flows from investing activities
   Capital expenditures                                                       (35,556)            (34,199)
   Acquisitions of businesses                                                (384,624)                -
   Other                                                                       (2,434)                447
                                                                           -----------          ----------
Net cash used in investing activities                                        (422,614)            (33,752)
                                                                           -----------          ----------

Cash flows from financing activities
   Short-term borrowings, net                                                 506,609              66,789
   Long-term debt repayments                                                   (8,034)            (23,609)
   Common stock issued                                                          4,438              11,361
   Common stock acquired by purchase                                          (66,397)            (58,923)
   Dividends paid                                                             (39,274)            (36,195)
                                                                           -----------          ----------
Net cash provided by (used in) financing activities                           397,342             (40,577)
                                                                           -----------          ----------

Effect of exchange rate changes on cash and
    cash equivalents                                                              531                 135

Increase (decrease) in cash and cash equivalents                               23,961              (3,847)
Cash and cash equivalents at beginning of period                               11,961              17,711
                                                                           -----------          ----------

Cash and cash equivalents at end of period                                  $  35,922            $ 13,864
                                                                           ===========          ==========


            See notes to condensed consolidated financial statements.

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

2.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:


                                                      Three months ended            Nine months ended
                                                          August 31,                    August 31,
                                                     2000          1999             2000          1999
                                                 -----------    -----------      -----------    ---------
                                                                       (in thousands)
Average shares outstanding -
 basic                                              68,425        71,220            68,908        71,700

Effect of dilutive securities:
 Stock options and
 Employee stock purchase plan                          622           580               703          530
                                                 -----------    -----------      -----------    ---------

Average shares outstanding -
 assuming dilution                                  69,047        71,800            69,611        72,230
                                                 ===========    ===========      ===========    =========


3.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                                     Three Months Ended               Nine Months Ended
                                                         August 31,                       August 31,
                                                    2000           1999              2000           1999
                                                -----------    -----------       ------------    ----------
                                                                         (in thousands)
Net income                                        $31,265        $25,361           $79,884         $49,327
Other comprehensive income:
  Foreign currency
    translation adjustments                        (1,819)        (1,728)          (13,453)         (1,740)
  Derivative financial
    instruments                                    (3,514)         3,233               (34)          4,641
                                                -----------    -----------       ------------    ----------
Comprehensive income                              $25,932        $26,866           $66,397         $52,228
                                                ===========    ===========       ============    ==========


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

The major components of the special charges (credits) and the remaining accrual balance as of August 31, 2000 follow:

                                              Severance         Asset        Other      Actuarial
                                            and personnel       write-        exit       method
                                                costs           downs        costs       change       Total
                                                -----           -----        -----       ------       -----
                                                                        (in millions)
1999
Special charges (credits)                        $7.9           $15.8         $3.0         $(7.7)     $19.0
Amounts utilized                                 (4.0)          (15.8)        (1.2)          7.7      (13.3)
                                                -----           -----        -----       ------       -----
Balance at November 30, 1999                     $3.9           $ -           $1.8         $ -         $5.7

2000
Special charges (credits)                         0.8            (0.3)         0.5           -          1.0
Amounts utilized                                 (3.1)            0.3         (0.7)          -         (3.5)
                                                -----           -----        -----       ------       -----
Balance at August 31, 2000                       $1.6           $ -           $1.6         $ -         $3.2

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

                                                                     Total                Corporate &
                                            Consumer   Industrial     Food     Packaging  Eliminations     Total
                                            --------   ----------     ----     ---------  ------------     -----
                                                                   (in millions)
QUARTER ENDED AUGUST 31, 2000
Third party net sales                        $201.9       $248.6     $450.5       $45.4     $  -           $495.9
Intersegment sales                              -            2.3        2.3        10.6       (12.9)          -
Operating income                               31.3         24.1       55.4         4.9        (7.9)         52.4
Operating income excluding
    special charges                            31.6         24.0       55.6         4.9        (7.9)         52.6
Income from unconsolidated
    operations                                  3.8          0.4        4.2           -         -             4.2


NINE MONTHS ENDED AUGUST 31, 2000
Third party net sales                        $606.3       $705.2   $1,311.5      $132.5     $  -         $1,444.0
Intersegment sales                              -            7.4        7.4        28.8       (36.2)          -
Operating income                               79.9         60.4      140.3        16.5       (24.8)        132.0
Operating income excluding
    special charges                            80.1         61.2      141.3        16.5       (24.8)        133.0
Income from unconsolidated
    operations                                 12.3          1.2       13.5           -         -            13.5

                                                                     Total                Corporate &
                                            Consumer   Industrial     Food     Packaging  Eliminations     Total
                                            --------   ----------     ----     ---------  ------------     -----
                                                                   (in millions)
QUARTER ENDED AUGUST 31, 1999
Third party net sales                        $193.3       $241.5     $434.8       $42.0     $  -           $476.8
Intersegment sales                              -            6.1        6.1         9.4       (15.5)          -
Operating income                               25.5         21.2       46.7         5.2        (9.4)         42.5
Operating income excluding
    special charges                            27.0         22.7       49.7         5.2        (9.4)         45.5
Income from unconsolidated
    operations                                  4.1          0.4        4.5           -         -             4.5

NINE MONTHS ENDED AUGUST 31, 1999
Third party net sales                        $574.2       $688.0   $1,262.2      $124.3     $   -        $1,386.5
Intersegment sales                              -            9.5        9.5        25.2       (34.7)          -
Operating income                               60.2         45.3      105.5        17.0       (23.8)         98.7
Operating income excluding
    special charges                            70.7         55.5      126.2        14.6       (24.4)        116.4
Income from unconsolidated
    operations                                  7.9          0.4        8.3         -           -             8.3


6. BUSINESSES ACQUIRED

On August 31, 2000, the Company acquired, through its subsidiary McCormick France, S.A.S., one hundred percent of the share capital of Ducros, S.A. and Sodis, S.A.S. from Eridania Beghin-Say, S.A. Ducros is a manufacturer and marketer of consumer spices and herbs and dessert aid products in France and other European countries; Sodis manages the racking and merchandising of the Ducros products in supermarkets and hypermarkets, and manages a warehouse located in Gennevilliers, France. The purchase price for the stock of Ducros and Sodis was 2.75 billion French Francs (equivalent to approximately Euro 419 million or US$379 million).

The Ducros business was founded in 1963 and is headquartered in France. Ducros is the world's second largest manufacturer of consumer spices and herbs. Ducros also is a leading manufacturer and distributor of dessert aid products. Ducros sells its products primarily under the Ducros(R), Vahine(R), Malile(R), and Margao(R) brand names in France and/or other European countries.

In France, Ducros has facilities for the manufacture, packaging and storage of spices, herbs and dessert aid products, as well as headquarters, sales and marketing and research and development facilities. Ducros also has sales and marketing facilities in Belgium, Italy, Portugal, Poland and Spain and has smaller production facilities in Portugal, Spain and Albania. The Company intends to continue to use virtually all of these facilities.

The Company financed approximately US$370 million of the purchase price through its issuance of commercial paper notes on August 29, 2000. These notes bear interest at a rate of approximately 6.7%. The Company funded the balance of the purchase price (approximately US$9 million) from internally generated funds. The Company intends to replace the commercial paper notes with medium-term, senior notes.

Because this acquisition took place on August 31, 2000, the Ducros financial results will be included with the Company's results for the fourth quarter of 2000. This acquisition is expected to have a slightly dilutive effect in the fourth quarter of 2000 as the effects of increased interest and goodwill amortization will not be completely offset by the earnings of Ducros. The dilutive effect in 2001 is expected to be slightly higher with no significant dilution thereafter.

As of August 31, 2000, the Company's ratio of debt to total capital increased to 70.7% mainly as a result of the Ducros acquisition. The Company expects to reduce this ratio to levels approximating 50-55% over the next several years. This increase in debt has not had a significant effect on the Company's cost of debt or its ability to borrow funds.



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

BUSINESSES ACQUIRED

On August 31, 2000, the Company acquired, through its subsidiary McCormick France, S.A.S., one hundred percent of the share capital of Ducros, S.A. and Sodis, S.A.S. from Eridania Beghin-Say, S.A. Ducros is a manufacturer and marketer of consumer spices and herbs and dessert aid products in France and other European countries; Sodis manages the racking and merchandising of the Ducros products in supermarkets and hypermarkets, and manages a warehouse located in Gennevilliers, France. The purchase price for the stock of Ducros and Sodis was 2.75 billion French Francs (equivalent to approximately Euro 419 million or US$379 million).

The Ducros business was founded in 1963 and is headquartered in France. Ducros is the world's second largest manufacturer of consumer spices and herbs. Ducros also is a leading manufacturer and distributor of dessert aid products. Ducros sells its products primarily under the Ducros(R), Vahine(R), Malile(R), and Margao(R) brand names in France and/or other European countries.

In France, Ducros has facilities for the manufacture, packaging and storage of spices, herbs and dessert aid products, as well as headquarters, sales and marketing and research and development facilities. Ducros also has sales and marketing facilities in Belgium, Italy, Portugal, Poland and Spain and has smaller production facilities in Portugal, Spain and Albania. The Company intends to continue to use virtually all of these facilities.

The Company financed approximately US$370 million of the purchase price through its issuance of commercial paper notes on August 29, 2000. These notes bear interest at a rate of approximately 6.7%. The Company funded the balance of the purchase price (approximately US$9 million) from internally generated funds. The Company intends to replace the commercial paper notes with medium-term, senior notes.

Because this acquisition took place on August 31, 2000, the Ducros financial results will be included with the Company's results for the fourth quarter of 2000. This acquisition is expected to have a slightly dilutive effect in the fourth quarter of 2000 as the effects of increased interest and goodwill amortization will not be completely offset by the earnings of Ducros. The dilutive effect in 2001 is expected to be slightly higher with no significant dilution thereafter.

As of August 31, 2000, the Company's ratio of debt to total capital increased to 70.7% mainly as a result of the Ducros acquisition. The Company expects to reduce this ratio to levels approximating 50-55% over the next several years. This increase in debt has not had a significant effect on the Company's cost of debt or its ability to borrow funds.

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

                                              Three months ended                     Nine months ended
                                                  August 31,                             August 31,
                                            2000            1999                  2000              1999
                                         ----------      -----------           ----------        ---------
                                                              (in millions)
THIRD PARTY NET SALES
Consumer                                    $201.9          $193.2                $606.3            $574.1
Industrial                                   248.6           241.5                 705.2             688.1
Packaging                                     45.4            42.0                 132.5             124.3
                                         ----------      -----------           ----------        ---------
                                            $495.9          $476.8              $1,444.0          $1,386.5

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

                                               Three months ended                    Nine months ended
                                                    August 31,                            August 31,
                                             2000            1999                  2000              1999
                                           --------        --------              --------          --------
                                                                    (in millions)
OPERATING INCOME
Consumer                                     $31.3           $25.5                $ 79.9             $60.2
Industrial                                    24.1            21.2                  60.4              45.3
Packaging                                      4.9             5.2                  16.5              17.0
                                           --------        --------              --------          --------
Combined segments (1)                        $60.3           $51.9                $156.8            $122.5

OPERATING INCOME
  EXCLUDING SPECIAL
  CHARGES
Consumer                                     $31.6           $27.0                $ 80.1            $ 70.7
Industrial                                    24.0            22.7                  61.2              55.5
Packaging                                      4.9             5.2                  16.5              14.6
                                           --------        --------              --------          --------
Combined segments (1)                        $60.5           $54.9                $157.8            $140.8

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in this section. All statements regarding the Company's expected financial plans, future capital requirements, forecasted demographic and economic trends relating to its industry, ability to complete acquisitions, to realize anticipated cost savings and other benefits from acquisitions and to recover acquisition-related costs, and similar matters are forward-looking statements. In some cases, these statements can be identified by the Company's use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential" or "intend." The forward-looking information is based on various factors and was derived using numerous assumptions. However, these statements only reflect the Company's predictions. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from the statements. Important factors that could cause the Company's actual results to be materially different from its expectations include actions of competitors, customer relationships, market acceptance of new products, actual amounts and timing of special charge items, removal and disposal costs, final negotiations of third-party contracts, the impact of stock market conditions on its share repurchase program, fluctuations in the cost and availability of supply-chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits                          See Exhibit Index at pages 17 - 19
                                       of this Report on Form 10-Q.

(b)  Reports on Form 8-K.              None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           McCORMICK & COMPANY, INCORPORATED



Date: JANUARY 19, 2001                      By:     /S/ KENNETH A. KELLY, JR.
     -----------------                         -------------------------------
                                                Kenneth A. Kelly, Jr.
                                                Vice President & Controller

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