Form 10-K/A
period 1999-11-30
MCCORMICK & CO INC
filed 2001-01-22
CIK 63754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 1999         Commission file number 0-748
                          -----------------                                -----

                        MCCORMICK & COMPANY, INCORPORATED

                 Maryland                                52-0408290
          (State of incorporation)             (IRS Employer Identification No.)

            18 Loveton Circle                       Sparks, Maryland  21152
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (410) 771-7301

The undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1999 as follows:

(a) Exhibit 13 (portions of the McCormick & Company, Incorporated Annual Report to Stockholders for 1999) is deleted and is replaced with the attached Exhibit
13. Portions of the McCormick & Company, Incorporated Annual Report to Stockholders for 1999 are incorporated by reference into Items 1, 5, 6, 7, 7A, 8 and 14 of the Form 10-K for the year ended December 31, 1999. All references in such Items to the McCormick & Company, Incorporated Annual Report to Stockholders for 1999 shall be deemed to be references to Exhibit 13 to this Amendment No. 2 on Form 10-K/A.

The attached Exhibit 13 contains revisions made by the Company in response to comments received from the SEC. These revisions consist solely of the reclassification of the cumulative impact of changing the method of determining the market-related value of pension plan assets of $4.8 million net of tax ($7.7 million pre-tax) from a special charge in the second quarter of 1999 to a cumulative effect of accounting change in the first quarter of 1999. The revisions do not affect net income, cash or cash flow nor do they negatively affect the Company's current or future operations.

The effect on the company's consolidated statements of income is shown in the following table:

                                                                     Year ended November 30, 1999
                                                                                               As
                                                               As Reported      Reclass    Reclassified
                                                            -----------------------------------------------
                                                                  (IN MILLIONS EXCEPT PER SHARE DATA)

Net sales                                                  $ 2,006.9      $    -           $  2,006.9
Cost of goods sold                                           1,289.7           -              1,289.7
Gross profit                                                   717.2           -                717.2
Selling, general and administrative expense                    522.3           -                522.3
Special charges (credits)                                       18.0           7.7               25.7
                                                            -----------------------------------------------
Operating income                                               176.9          (7.7)             169.2
Interest expense                                                32.4           -                 32.4
Other (income) expense, net                                     (5.5)          -                 (5.5)
                                                            -----------------------------------------------
Income from consolidated continuing operations before
   income taxes                                                150.0          (7.7)             142.3
Income taxes                                                    60.1          (2.9)              57.2
                                                            -----------------------------------------------
Net income from consolidated continuing operations              89.9          (4.8)              85.1
Income from unconsolidated operations                           13.4           -                 13.4
                                                            -----------------------------------------------
Net income from continuing operations                          103.3          (4.8)              98.5
Cumulative effect of accounting change, net of income
   taxes of $2.9                                               -               4.8                4.8
                                                            -----------------------------------------------
Net income                                                  $  103.3      $    -           $    103.3
                                                            ===============================================

Earnings per common share - basic
   Continuing operations                                    $  1.45       $   (.07)        $     1.38
   Cumulative effect of accounting change                      -               .07                .07
                                                            ===============================================
Total earnings per share - basic                            $  1.45       $    -           $     1.45
                                                            ===============================================
Earnings per common share - assuming dilution
   Continuing operations                                    $  1.43       $   (.07)        $     1.36
   Cumulative effect of accounting change                      -               .07                .07
                                                            ===============================================
Total earnings per share - assuming dilution                $  1.43       $    -           $     1.43
                                                            ===============================================

The following portions of the McCormick & Company, Incorporated Annual Report to Stockholders for 1999 have been revised to reflect the reclassification:

(1)      Report on Operations

(2)      Management's Discussion and Analysis

(3)      Consolidated Statement of Income

(4)      Consolidated Statement of Cash Flows

(5)      Note 2. Special Charges, Accounting Change and Discontinued Operations

(6)      Note 8. Income Taxes

(7)      Note 12. Business Segments and Geographic Areas

(8)      Note 14. Selected Quarterly Data (Unaudited)

(9)      Report of Independent Auditors to the Shareholders

(10)     Historical Financial Summary

(b) The letter re the preferability of change in accounting principle is filed as Exhibit 18.

(c) Revised Financial Data Schedule for the year ended December 31, 1999 is filed as Exhibits 27.1.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           McCORMICK & COMPANY, INCORPORATED

Date:  January 22, 2001                    BY:  /s/ Kenneth A. Kelly, Jr.
                                           -------------------------------------
                                           Kenneth A. Kelly, Jr.
                                           Vice President & Controller

                                  Exhibit Index

   Exhibit No.                                            Description
------------------------------------------------------------------------------------------------------------

        13          Portions of the Annual Report to Stockholders of the registrant for the year ended
                    December 31, 1999

        18          Letter re change in accounting principle

        23          Consent of Ernst & Young LLP, Independent Auditors

       27.1         Revised Financial Data Schedule for the year ended December 31, 1999