Form 10-K
period 2000-11-20
MCCORMICK & CO INC
filed 2001-02-16
CIK 63754

                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2000        Commission file number 0-748
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

     (Title of Class)                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting stock held by
non-affiliates of the registrant at January 31, 2001...............$ 202,142,762

The aggregate market value of the non-voting stock held by
non-affiliates of the registrant at January 31, 2001 ............ $2,186,244,219

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS                      NUMBER OF SHARES OUTSTANDING                 DATE
     Common Stock                                  8,175,191                        January 31, 2001
     Common Stock Non-Voting                      60,338,346                        January 31, 2001


                       DOCUMENTS INCORPORATED BY REFERENCE


                  DOCUMENT                                                      PART OF 10-K INTO WHICH INCORPORATED
  Registrant's 2000 Annual Report to Stockholders .............................       Part I, Part II, Part IV
  Registrant's Proxy Statement dated February 15, 2001 ........................       Part III


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

         The Registrant operates in three business segments: consumer; industrial; and packaging. The consumer segment sells spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the "McCormick" brand, and the "Club House" brand in Canada, the "Schwartz" brand in the U.K. and the "Ducros" brand in Europe. The industrial segment sells spices, herbs, extracts, proprietary seasonings, condiments, coatings and compound flavors to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment sells plastic packaging products to the food, personal care and other industries, primarily in the U.S. See Note 13 of the Notes to Consolidated Financial Statements on pages 39 and 40 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference. Additional financial information about the Registrant's business segments is incorporated by reference from "Management's Discussion and Analysis" on pages 22 through 26 of the Annual Report to Stockholders for 2000, which pages are incorporated by reference.

         The Registrant's Annual Report to Stockholders for 2000, which is enclosed as Exhibit 13, contains a description of the business in the "Report on Operations" on pages 10 through 19, which pages are incorporated by reference. Unless otherwise indicated, all references to amounts in this Report or in the Registrant's Annual Report to Stockholders for 2000 are amounts from continuing operations.

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

         The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 2000. Sales to the Registrant's five largest customers represented approximately 25% of consolidated net sales. In the Registrant's industrial segment, the top three customers represented less than 20% of net sales.

         The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

TRADEMARKS, LICENSES AND PATENTS

         The Registrant owns a number of trademark registrations. Although in aggregate these trademarks may be material to the Registrant's business, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick," "Schwartz," "Club House" and "Ducros" trademarks, would not have a material adverse effect on the Registrant's business. The "McCormick" trademark is extensively used by the Registrant in connection with the sale of virtually all of the Registrant's food products worldwide, with the exception of Canada, Europe and the U.K. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

         The Registrant has entered into a number of license agreements authorizing the use of its trademarks by affiliated and non-affiliated entities. In the aggregate, the loss of license agreements with non-affiliated entities would not have a material adverse effect on the Registrant's business. The term of the license agreements is generally 3 to 5 years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

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

WORKING CAPITAL

         In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Registrant's liquidity and capital resources, see Note 5 of the Notes to Consolidated Financial Statements on page 35 of the Registrant's Annual Report to Stockholders for 2000, which page is incorporated by reference, and the "Financial Condition" section of "Management's Discussion and Analysis" on pages 25 and 26 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference.

COMPETITION

         The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see pages 11, 15 and 17 in the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference.

RESEARCH AND QUALITY CONTROL

         The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 2000, 1999 and 1998 were approximately $48.4 million, $42.8 million and $38.9 million, respectively. Of these amounts, expenditures for research and development amounted to $24.9 million in 2000, $21.4 million in 1999 and $16.9 million in 1998. The amount spent on customer-sponsored research activities is not material.

ENVIRONMENTAL REGULATIONS

         Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. There were no material capital expenditures for environmental control facilities in 2000 and there are no material expenditures planned for such purposes in 2001.

EMPLOYEES

         The Registrant had on average approximately 7,600 employees during 2000. The Registrant believes its relationship with employees to be very good. The Registrant has no collective bargaining contracts in the United States and seven agreements affecting approximately 450 employees in its foreign subsidiaries.

INTERNATIONAL OPERATIONS

         The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange and price controls, restrictions on investments, royalties and dividends and exchange rate fluctuations. Within the consumer and industrial segments, approximately one-third of net sales in 2000 was from international operations.

         For additional information, see Note 13 of the Notes to Consolidated Financial Statements on pages 39 and 40 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference, and the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 27 and 28 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference.

FORWARD-LOOKING INFORMATION

         For a discussion of forward-looking information, see the "Forward-Looking Information" section of "Management's Discussion and Analysis" on page 28 of the Registrant's Annual Report to Stockholders for 2000, which page is incorporated by reference.

ITEM 2.  PROPERTIES

         The Registrant's principal executive offices and main research facilities are owned and located in suburban Baltimore, Maryland.

         The following is a list of the Registrant's principal manufacturing properties, all of which are owned except for the facilities in Monroe Township, New Jersey, Sydney, Australia and one of the facilities in Melbourne, Australia:

         United States
              Hunt Valley, Maryland - consumer and industrial (5 principal plants)
              Salinas, California - consumer and industrial
              Commerce, California - consumer
              Dallas, Texas - industrial
              Atlanta, Georgia - industrial
              South Bend, Indiana - industrial
              Anaheim, California - packaging
              Oxnard, California - packaging
              Easthampton, Massachusetts - packaging
              Monroe Township, New Jersey - packaging

         Canada
              London, Ontario - consumer and industrial
              Mississauga, Ontario - industrial

         United Kingdom
              Haddenham, England - consumer and industrial
              Paisley, Scotland - industrial

             France
              Carpentras - consumer
              Monteaux - consumer

         Australia
              Melbourne - consumer and industrial (2 principal plants) Sydney - consumer and industrial

         China
              Shanghai - consumer and industrial
              Guangzhou - industrial

         In addition to distribution facilities and warehouse space available at its manufacturing facilities, the Registrant leases regional distribution facilities in Belcamp, Maryland and Salinas, California. The Registrant also owns or leases several other properties used for manufacturing consumer and industrial products and for sales, distribution and administrative functions.

         The Registrant's plants and principal properties are well maintained and adequate to support the current operations of the business and certain additional growth.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of Registrant's fiscal year 2000 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant has disclosed in Note 15 of the Notes to Consolidated Financial Statements on page 40 of the Registrant's Annual Report to Stockholders for 2000, which page is incorporated by reference, the information relating to the market price and dividends paid on Registrant's common stocks.

         The Registrant's non-voting common stock is listed and traded on the New York Stock Exchange, and its voting common stock is traded over-the-counter. The approximate number of holders of common stock of the Registrant based on record ownership as of January 31, 2001 was as follows:

                                                              Approximate Number
                  Title of Class                               of Record Holders
                  --------------                               -----------------
          Common Stock, no par value                                 2,000
          Common Stock Non-Voting, no par value                      9,000


ITEM 6.  SELECTED FINANCIAL DATA

         This information is set forth on the line items entitled "Net sales," "Net income-continuing operations," "Earnings per share - assuming dilution - continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" in the "Historical Financial Summary" on page 42 of the Registrant's Annual Report to Stockholders for 2000, which line items are incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is set forth in "Management's Discussion and Analysis" on pages 22 through 26 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

         This information is set forth in the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 27 and 28 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included on pages 29 through 40 of the Registrant's Annual Report to Stockholders for 2000, which pages are incorporated by reference. The Report of Independent Auditors from Ernst & Young LLP on such financial statements is included on page 41 of the Registrant's Annual Report to Stockholders for 2000, which page is incorporated by reference. The supplemental schedule for 1998, 1999 and 2000 is included on page 13 of this Report on Form 10-K.

         The unaudited quarterly data is included in Note 15 of the Notes to Consolidated Financial Statements on page 40 of the Registrant's Annual Report to Stockholders for 2000, which page is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2001, which sets forth the information required by this Item in the "Election of Directors" section on pages 3 through 7, which pages are incorporated by reference and in the "Section 16(a) Beneficial Ownership Reporting Requirements" section on page 17, which page is incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, J. Allan Anderson, H. Grey Goode, Jr., Kenneth
A. Kelly, Jr., Christopher J. Kurtzman, Robert W. Skelton and Gordon M. Stetz, Jr. are also executive officers of the Registrant.

         Mr. Anderson is 54 years old and has had the following work experience during the last five years: 2/00 to present - Senior Vice President; 1/92 to 2/00 - Vice President and Controller.

         Mr. Goode is 52 years old and has had the following work experience during the last five years: 1/01 to present - Vice President-Tax; 9/96 to 01/01
- Director of Tax.

         Mr. Kelly is 46 years old and has had the following work experience during the last five years: 2/00 to present - Vice President and Controller; 7/97 to 2/00 - Vice President of Finance and Administration/McCormick Schilling Division; 3/96 to 7/97 - Director of Corporate Accounting; 10/94 to 3/96 - Assistant Corporate Controller, United Technologies Corporation.

         Mr. Kurtzman is 48 years old and has had the following work experience during the last five years: 2/96 to present - Vice President and Treasurer; 5/94 to 2/96 - Assistant Treasurer-Domestic.

         Mr. Skelton is 53 years old and has had the following work experience during the last five years: 6/97 to present - Vice President, General Counsel and Secretary; 4/96 to 6/97 - Vice President and General Counsel; 1/84 to 4/96 - Assistant Secretary and Associate General Counsel.

         Mr. Stetz is 40 years old and has had the following work experience during the last five years: 6/98 to present - Vice President, Acquisitions and Financial Planning; 2/95 to 6/98 - Assistant Treasurer, Investor
Relations/Financial Services.

ITEM 11.  EXECUTIVE COMPENSATION

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2001, which sets forth the information required by this Item on pages 7 through 15, which pages are incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2001, which sets forth the information required by this Item on pages 2 through 6, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2001, which sets forth the information required by this Item at page 7, which page is incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)       The following documents are filed as a part of this Form:

                   1. The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 12 of this Report.

                   2. The financial statement schedules required by Item 8 of this Form 10-K that are listed in the Table of Contents appearing on page 12 of this Report.

                   3. The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages 14 through 16 of this Report.

           (b) The Registrant filed a report on Form 8-K on September 15, 2000, which was amended to include the required financial statements on November 14, 2000, reporting the acquisition of Ducros S.A.S.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MCCORMICK & COMPANY, INCORPORATED

By:  /s/  Robert J. Lawless                 Chairman, President                         January 23, 2001
Robert  J. Lawless                          & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officer:

/s/ Robert J. Lawless                       Chairman, President                         January 23, 2001
Robert  J. Lawless                          & Chief Executive Officer


Principal Financial Officer:

/s/ Francis A. Contino                      Executive Vice President                   January 23, 2001
Francis A. Contino                          & Chief Financial Officer



Principal Accounting Officer:

/s/ Kenneth A. Kelly, Jr.                   Vice President & Controller                 January 23, 2001
Kenneth A. Kelly, Jr.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:                              DATE:

/s/ Barry H. Beracha                             January 23, 2001
Barry H. Beracha

/s/ James T. Brady                               January 23, 2001
James T. Brady

/s/ Francis A. Contino                           January 23, 2001
Francis A. Contino

/s/ Robert G. Davey                              January 23, 2001
Robert G. Davey

/s/ Edward S. Dunn, Jr.                          January 23, 2001
Edward S. Dunn,  Jr.

/s/ Freeman A. Hrabowski, III                    January 23, 2001
Freeman A. Hrabowski, III

/s/ Robert J. Lawless                            January 23, 2001
Robert  J. Lawless

/s/ John C. Molan                                January 23, 2001
John C. Molan

/s/ Carroll D. Nordhoff                          January 23, 2001
Carroll D. Nordhoff

/s/ Robert W. Schroeder                          January 23, 2001
Robert W. Schroeder

/s/ William E. Stevens                           January 23, 2001
William E. Stevens

/s/ Karen D. Weatherholtz                        January 23, 2001
Karen D. Weatherholtz

                        MCCORMICK & COMPANY, INCORPORATED

                    TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant's 2000 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

          Consolidated Statement of Income for the Years Ended November 30, 2000, 1999 & 1998
          Consolidated Balance Sheet, November 30, 2000 & 1999
          Consolidated Statement of Cash Flows for the Years Ended November 30, 2000, 1999 & 1998
          Consolidated Statement of Shareholders' Equity for the Years Ended November 30, 2000, 1999 & 1998
          Notes to Consolidated Financial Statements
          Report of Independent Auditors

Included in Part IV of this Annual Report:

         Supplemental Financial Schedules:
         II  - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

* PURSUANT TO RULE 12b-23 ISSUED BY THE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, A COPY OF THE 2000 ANNUAL REPORT TO STOCKHOLDERS OF THE REGISTRANT FOR ITS FISCAL YEAR ENDED NOVEMBER 30, 2000 ACCOMPANIES THIS ANNUAL REPORT ON FORM 10-K.

                                              Supplemental Financial Schedule II
                                                         Consolidated





                        McCORMICK & COMPANY, INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)



----------------------------------------------------------------------------------------------------------------------------
                         Column A                           Column B           Column C          Column D         Column E

                                                             Balance           Additions        Deductions        Balance
                        Description                         Beginning          Costs and                           At End
                                                             of Year           Expenses                           Of Year
----------------------------------------------------------------------------------------------------------------------------

     Year ended November 30, 2000                             $3.8             $6.5 (2)          $3.7 (1)           $6.6
        Allowance for doubtful receivables

     Year ended November 30, 1999                             $4.0               $1.7            $1.9 (1)           $3.8
         Allowance for doubtful receivables

     Year ended November 30, 1998                             $3.7               $1.3            $1.0 (1)           $4.0
       Allowance for doubtful receivables


     Notes:
     (1)      Accounts written off net of recoveries.
     (2)      Additions include allowances acquired in the Ducros acquisition.

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


         Articles of Amendment to Charter of                    Incorporated by reference from Registration Form S-8
         McCormick & Company, Incorporated                      Registration Statement No. 33-59842 as filed with
         dated April 1, 1992                                    the Securities and Exchange Commission on March 19, 1993.

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

               vi) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

               (vii) Deferred Compensation Plan in which directors, officers and certain other management employees participate, a description of which is incorporated by reference from the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 12, 1999, which statement is incorporated by reference.

               (viii) Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie - CFS, dated August 31, 2000, which agreement is incorporated by reference from Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000, as amended on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

(11)     Statement re computation of per-share earnings        Not applicable.

(12)     Statements re computation of ratios                   Pages 25 and 26 of Exhibit 13.

(13)     Annual Report to Security Holders

         McCormick & Company, Incorporated                     Submitted in electronic format.
         Annual Report to Stockholders for 2000

(16)     Letter re change in certifying accountant             Not applicable.

(18)     Letter re change in accounting principles             Not applicable.

(21)     Subsidiaries of the Registrant                        Page 43 of Exhibit 13.

(22)     Published report regarding matters                    Not applicable.
         submitted to vote of securities holders

(23)     Consent of independent auditors                       Page 17 of this Report on Form 10-K.

(24)     Power of attorney                                     Not applicable.

(27)     Financial Data Schedule                               Not required.

(99)     Additional exhibits                                   Registrant's definitive Proxy Statement dated
                                                               February 15, 2001
