Form 10-Q
period 2001-02-28
MCCORMICK & CO INC
filed 2001-04-12
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   February 28, 2001   Commission File Number 0-748
                  --------------------                         ------


                       McCORMICK & COMPANY, INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MARYLAND                                52-0408290
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


18 Loveton Circle, P. O. Box 6000, Sparks, MD       21152-6000
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

                                       Shares Outstanding
                                         March 31, 2001
                                         --------------

   Common Stock                            8,125,967

   Common Stock Non-Voting                60,702,447

                         PART I - FINANCIAL INFORMATION

ITEM 1                        FINANCIAL STATEMENTS

                       McCORMICK & COMPANY, INCORPORATED
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)

                                                            Three Months Ended
                                                        Feb. 28,            Feb. 29,
                                                          2001                2000
                                                          ----                ----
Net sales                                               $533,504            $462,403

  Cost of goods sold                                     325,009             298,571
                                                        ---------           ---------

Gross profit                                             208,495             163,832

  Selling, general and
   administrative expense                                163,556             127,745
                                                        ---------           ---------

Operating income                                          44,939              36,087

  Interest expense                                        14,287               7,406

  Other (income) expense                                    (973)                140
                                                        ---------           ---------

Income before income taxes                                31,625              28,541

  Income taxes                                            10,468              10,189
                                                        ---------           ---------

Net income from consolidated
  operations                                              21,157              18,352

  Income from unconsolidated
   operations                                              6,079               6,065

    Minority interest                                       (650)                  0
                                                        ---------           ---------

Net income                                              $ 26,586            $ 24,417
                                                        ========            ========

Earnings per common share -
  basic                                                    $0.39               $0.35
                                                        ========            ========

Earnings per common share -
  assuming dilution                                        $0.38               $0.35
                                                        ========            ========

Cash dividends declared per
  common share                                             $0.20               $0.19
                                                        ========            ========

            See notes to condensed consolidated financial statements.


                                      (1)

                      McCORMICK & COMPANY, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                 Feb. 28,       Feb. 29,        Nov. 30,
                                                                                   2001           2000           2000
                                                                                -----------    -----------       ----
                                                                                (Unaudited)    (Unaudited)

ASSETS
  Current Assets
     Cash and cash equivalents                                                    $ 31,292       $ 24,009       $ 23,890
     Accounts receivable, net                                                      264,118        180,622        303,340
     Inventories
        Raw materials and supplies                                                 126,396         99,844        120,556
        Finished products and work-in process                                      158,560        147,472        153,483
                                                                                ----------     ----------     ----------
                                                                                   284,956        247,316        274,039
     Other current assets                                                           20,672         31,041         18,806
                                                                                ----------     ----------     ----------
        Total current assets                                                       601,038        482,988        620,075
                                                                                ----------     ----------     ----------

  Property, plant and equipment                                                    802,266        746,426        780,000
  Less: Accumulated depreciation                                                  (420,500)      (384,070)      (407,001)
                                                                                ----------     ----------     ----------
          Total property, plant and equipment, net                                 381,766        362,356        372,999
                                                                                ----------     ----------     ----------

  Intangible assets, net                                                           473,439        144,189        453,038
  Prepaid allowances                                                               116,260        123,524         96,072
  Investments and other assets                                                     116,623         87,238        117,756
                                                                                ----------     ----------     ----------
        Total assets                                                            $1,689,126     $1,200,295     $1,659,940
                                                                                ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                                                        $252,947       $180,550       $473,132
     Current portion of long-term debt                                              82,986          7,622         78,829
     Trade accounts payable                                                        162,242        142,365        185,256
     Other accrued liabilities                                                     236,668        179,516        289,939
                                                                                ----------     ----------     ----------
        Total current liabilities                                                  734,843        510,053      1,027,156
                                                                                ----------     ----------     ----------

  Long-term debt                                                                   454,022        239,871        160,192
  Other long-term liabilities                                                      102,115         96,233        101,971
                                                                                ----------     ----------     ----------
        Total liabilities                                                        1,290,980        846,157      1,289,319
                                                                                ----------     ----------     ----------

  Minority Interest                                                                 12,480            759         11,278

  Shareholders' Equity
     Common stock                                                                   55,119         50,472         49,824
     Common stock non-voting                                                       128,706        121,424        125,522
     Retained earnings                                                             270,904        215,501        263,262
     Other comprehensive income                                                    (69,063)       (34,018)       (79,265)
                                                                                ----------     ----------     ----------

        Total shareholders' equity                                                 385,666        353,379        359,343
                                                                                ----------     ----------     ----------

        Total liabilities and shareholders' equity                              $1,689,126     $1,200,295     $1,659,940
                                                                                ==========     ==========     ==========

            See notes to condensed consolidated financial statements.


                                      (2)

                      McCORMICK & COMPANY, INCORPORATED
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                               Three Months Ended
                                                                           Feb. 28,           Feb. 29,
                                                                             2001               2000
                                                                             ----               ----
Operating activities
   Net income                                                              $ 26,586          $ 24,417
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
        Depreciation and amortization                                        17,285            14,464
        Income from unconsolidated operations                                (6,079)           (6,065)
        Minority interest                                                       650                 0
        Changes in operating assets and liabilities                         (84,368)          (38,664)
        Dividends from unconsolidated affiliates                              6,662             3,127
        Other                                                                    17               153
                                                                           --------          --------

Net cash used in operating activities                                       (39,247)           (2,568)
                                                                           --------          --------

Investing activities
   Capital expenditures                                                     (21,148)          (12,334)
   Acquisitions of businesses                                                     0            (3,065)
   Other                                                                        399               139
                                                                           --------          --------
Net cash used in investing activities                                       (20,749)          (15,260)
                                                                           --------          --------

Financing activities
   Short-term borrowings, net                                              (220,175)           84,517
   Long-term debt borrowings                                                297,987                 0
   Long-term debt repayments                                                      0              (888)
   Common stock issued                                                        9,394               104
   Common stock acquired by purchase                                         (6,168)          (40,398)
   Dividends paid                                                           (13,693)          (13,205)
                                                                           --------          --------
Net cash provided by financing activities                                    67,345            30,130
                                                                           --------          --------

Effect of exchange rate changes on cash and cash equivalents                     53              (254)
                                                                           --------          --------

Increase in cash and cash equivalents                                         7,402            12,048
Cash and cash equivalents at beginning of period                             23,890            11,961
                                                                           --------          --------

Cash and cash equivalents at end of period                                 $ 31,292          $ 24,009
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

The results of consolidated operations for the three month period ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

ACCOUNTING AND DISCLOSURE CHANGES

In December, 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of this bulletin has been deferred by the SEC until the fourth quarter of fiscal years beginning after December 15, 1999, and accordingly will be adopted by the Company in the fiscal year ending November 30, 2001. The Company is still researching this issue and does not have a firm conclusion or quantification at this time. If there is an effect of adopting this bulletin, it will be recorded as a cumulative effect of an accounting change.

In addition, the Company will be required to reclassify certain shipping and handling costs billed to customers as sales in accordance with EITF 00-10 and to reclassify certain marketing expenses as a reduction of sales in accordance with EITF 00-14. These reclassifications will not impact net income.

RECLASSIFICATIONS

In the fourth quarter of 2000, the Company reclassified goodwill amortization expense from other (income) expense to selling, general and administrative expense. All prior period financial information has been reclassified to conform to the current presentation. Goodwill amortization expense for the first quarter of 2001 and 2000 was $3.3 million and $1.3 million, respectively.


                                      (4)

2.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:

                                              Three Months Ended
                                             Feb. 28,     Feb. 29,
                                               2001         2000
                                               ----         ----
                                                 (in thousands)
Average shares outstanding -
 basic                                        68,505     69,537

 Effect of dilutive securities:
   Stock options and
   Employee stock purchase plan                  755        281
                                              ------     ------
Average shares outstanding -
 assuming dilution                            69,260     69,818
                                              ======     ======

3.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                              Three Months Ended
                                             Feb. 28,     Feb. 29,
                                               2001         2000
                                               ----         ----
                                                (in thousands)

Net income                                   $ 26,586     $ 24,417
Other comprehensive income:
  Foreign currency
    translation adjustments                    19,212       (2,066)
  Derivative financial
    instruments                                (9,010)       2,192
                                              -------      -------

Comprehensive income                          $36,788      $24,543
                                              =======      =======

4.    BUSINESS SEGMENTS

The Company operates in three business segments: consumer, industrial and packaging. The consumer and industrial segments manufacture, market and distribute spices, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells consumer spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the McCormick brand in the U.S., Ducros in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment manufactures and markets plastic packaging products for food, personal care and other industries, predominantly in the U.S. Tubes and bottles are also produced for the Company's food segments.


                                      (5)

In each of its segments, the Company produces and sells many individual products that are similar in composition and nature. It is impractical to segregate and identify profits for each of these individual product lines.

The Company measures segment performance based on operating income. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing is often integrated across the food segments to maximize cost efficiencies. Corporate and eliminations include general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments.


                                                                     Total               Corporate &
                                            Consumer   Industrial    Food    Packaging   Eliminations     Total
                                            --------   ----------    -----   ---------   ------------    -------
                                                                (in millions)
THREE MONTHS ENDED FEB. 28, 2001
Net sales                                    $269.5      $219.0     $488.5     $45.0       $   -          $533.5
Intersegment sales                              -           2.6        2.6       9.2         (11.8)          -
Operating income                               27.2        19.5       46.7       5.2          (7.0)         44.9
Income from unconsolidated
    operations                                  6.0         0.1        6.1       -             -             6.1

THREE MONTHS ENDED FEB. 29, 2000
Net sales                                    $203.1      $217.3     $420.4     $42.0       $   -          $462.4
Intersegment sales                              -           2.5        2.5       8.2         (10.7)          -
Operating income                               24.6        14.9       39.5       5.2          (8.6)         36.1
Income from unconsolidated
    operations                                  5.7         0.4        6.1       -             -             6.1

5.   LONG-TERM DEBT

During the first quarter of 2001 the Company issued a total of $300 million in medium-term notes under a $375 million shelf registration statement filed with the Securities and Exchange Commission (SEC) in January 2001. The primary purpose of these notes is to finance the acquisition of Ducros, which was completed in August 2000, and replace substantially all of the existing commercial paper notes that were used to temporarily finance the acquisition. Medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2006, with interest paid semi-annually at the rate of 6.4%. Additional medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2008, with interest paid semi-annually at the rate of 6.8%.

In September 2000 the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of fixed-rate medium-term notes. These forward starting swaps were settled in the first quarter of 2001, concurrent with the issuance of the medium-term notes. The settlement costs on these swaps included in other comprehensive income total $14.7 million. The notes were issued at a discount of $2.2 million and $0.5 million of debt origination fees were incurred. The discount, swap settlement and debt issuance costs are being amortized over the life of the medium-term notes and included as a component of interest expense. With these costs considered, the effective interest rate on the medium-term notes is 7.58%.


                                      (6)

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended February 28, 2001, the Company reported net income of $26.6 million versus $24.4 million for the comparable period last year. Diluted earnings per share were $0.38 for the first quarter of 2001 compared to $0.35 last year.

In the first quarter of 2001, the Company realized improved sales performance in each of its three operating segments. Operating income increased in the Company's Consumer and Industrial segments and was flat in its Packaging segment, compared to the first quarter of 2000.

The financial statements for the first quarter of 2001 include the results of Ducros which was acquired on August 31, 2000. The results of Ducros had a $0.04 dilutive effect on earnings per share in the first quarter of 2001.

RESULTS OF OPERATIONS

Net sales for the quarter ended February 28, 2001 increased 15.4% over the comparable quarter of 2000. Excluding foreign exchange and the Ducros business, sales grew 2.4% over the comparable quarter of 2000. Excluding the impact of the Ducros business, unit volume increased 3.2% as compared to last year, while the combined effects of price and product mix had a negative impact of 0.8% on sales. Foreign currency exchange rates also had a negative impact on sales of 2.6%, as exchange rates were unfavorable in Europe, Canada, and Australia.

                                                    Three months ended
                                                   Feb. 28,     Feb. 29,
                                                     2001         2000
                                                     ----         ----
                                                       (in millions)
NET SALES
Consumer                                           $269.5       $203.1
Industrial                                          219.0        217.3
Packaging                                            45.0         42.0
                                                  --------     --------
                                                   $533.5       $462.4

Consumer sales increased 32.7% due primarily to the acquisition of Ducros. Excluding the impact of Ducros and foreign exchange effects, sales increased 0.6%. In the Americas, sales decreased 0.8% primarily due to a lower than anticipated first quarter reloading of stores by our retail customers in the U.S. While factory shipments in the U.S. slowed during this period, consumer purchases of the Company's products were more positive. Consumer sales in Asia were up 3.8% in local currency due to volume growth. European sales in local currency and excluding Ducros increased 3.5% due to higher volume growth and a favorable sales mix of branded products.

Industrial sales increased 0.8% in the first quarter of 2001 versus the same quarter last year. Excluding the effects of foreign exchange, sales increased 3.1%. In the Americas, sales increased 1.4% in local


                                      (7)
currency, due to volume growth of sales of snack seasonings and sales to food service customers, offset in part by the impact of a decline in the ingredient business caused by lower commodity costs. European sales increased 8.3% in local currency versus the prior period as the industrial business, particularly in the U.K., showed strong improvement. Sales in Asia grew 11.3% in local currency versus the prior year as sales of both condiment and seasoning blends in China performed well.

Packaging sales increased 7.2% versus the prior year led by strong volume in the tubed products business.

Gross profit margin grew to 39.1% from 35.4% in the first quarter of last year. The mix of products sold by the Company positively impacted gross profit margin. The increased sales in our higher margin consumer segment, including the sales of our Ducros business, were a significant contributor to the increased gross profit margin. The Ducros business has a higher gross profit margin than most other McCormick business groups but also carries a higher level of selling and marketing expenses.

Selling, general and administrative expenses increased in the first quarter as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to the new Ducros business, including $2 million in related goodwill amortization expense. These increases were partially offset by reductions in advertising spending and sales promotion activities. In addition, a reserve of $3.8 million for the bankruptcy of AmeriServ, an industrial customer, was accrued in the first quarter of 2000.

                                                       Three months ended
                                                    Feb. 28,           Feb. 29,
                                                      2001               2000
                                                      ----               ----
                                                           (in millions)
OPERATING INCOME
Consumer                                             $27.2              $24.6
Industrial                                            19.5               14.9
Packaging                                              5.2                5.2
                                                     ------             ------
Combined segments (1)                                $51.9              $44.7


(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

Operating income increased $8.9 million or 24.5% and operating income margin increased to 8.4% from 7.8% for the three months ended February 28, 2001 as compared to last year. In the Consumer segment, operating income increased 10.4% versus the prior period due primarily to the addition of the Ducros business. Operating income margin in the first quarter of 2001 for the Consumer segment decreased to 10.1% from 12.1% in the comparable quarter last year. This decline is due to the dilutive effect of Ducros including the amortization of goodwill. Industrial operating income increased 30.8% due primarily to the reserve of $3.8 million for the AmeriServ bankruptcy in the first quarter of 2000. On an operating margin basis the Industrial segment increased to 8.9% in the first quarter of 2001 from 6.8% in the comparable quarter last year.


                                      (8)

Excluding the effect of the AmeriServ reserve last year, the operating margin would have been 8.6% for the first quarter of 2000. The increase in operating margin from 8.6% to 8.9% is due to increased sales of higher margin products and continued operating efficiencies. Packaging operating margin decreased, mainly as a result of higher resin costs.

Interest expense for the first quarter of 2001 was $14.3 million versus $7.4 million for the comparable period last year. Total debt levels in the first quarter of 2001 were significantly higher compared to the first quarter of last year as a result of the Ducros acquisition.

The effective tax rate for the first quarter of 2001 was 33.1% versus 35.7% in the first quarter of last year. The Company transacts business in many different taxing jurisdictions around the world, which all incur differing tax rates. The mix of earnings among these jurisdictions is what has caused a lower tax rate in 2001 versus 2000.

Income from unconsolidated operations was $6.1 million in the first quarter of 2001, which is comparable to the same period last year. The Ducros acquisition included an investment in a joint venture with a minority interest. This minority interest totaled $0.7 million in the first quarter of 2001.

MARKET RISK SENSITIVITY

FOREIGN CURRENCY

The fair value of the Company's entire portfolio of forward and option contracts was $0.6 million and $0.4 million as of February 28, 2001 and February 29, 2000, respectively.

INTEREST RATES

The fair value of the Company's forward starting interest rate swaps was $(2.8) million and $5.9 million as of February 28, 2001 and February 29, 2000, respectively. The Company intends to hold the interest rate swaps until maturity.

During the first quarter of 2001 the Company settled the forward starting interest rate swaps used to manage the interest rate risk associated with the medium-term notes issued during the quarter. See Note 5 of Notes to Condensed Consolidated Financial Statements for more details. Overall interest rates for the quarter were up marginally over the same period last year.

The following table details the maturity values and average interest rates by year for the Company's fixed and variable debt instruments:

                                                      Year of maturity
                                                                                       THERE-
(millions)                         2001          2002         2003           2004       AFTER            TOTAL
------------------------- -------------- ------------- ------------ -------------- ------------ --------------
Fixed Rate                        $82.7          $0.2         $0.0          $16.0       $431.8         $530.7
Ave. interest rate                8.82%         7.78%        8.39%          7.17%        7.45%
------------------------- -------------- ------------- ------------ -------------- ------------ --------------
Variable rate                    $253.3          $0.3         $0.3           $0.3         $5.1         $259.3
Ave. interest rate                5.79%         6.67%        6.67%          6.67%        5.16%
------------------------- -------------- ------------- ------------ -------------- ------------ --------------

The fair value of outstanding debt at February 28, 2001 approximates its carrying value.

                                      (9)

FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, net cash used for operating activities was $39.2 million for the three months ended February 28, 2001 compared to $2.6 million of cash used for the three months ended February 29, 2000. This increase in cash used is primarily due to the timing of prepaid and sales allowances, the timing of trade payables for our brokerage business in the U.K., and payments made in connection with our interest rate hedges on the medium-term notes issued in the first quarter of 2001.

Cash flows related to Investing activities used cash of $20.7 million in the first three months of 2001 versus $15.3 million in the comparable period of 2000. Increased capital expenditures versus the prior year make up a majority of the increase in the cash used for investing activities. This increase is primarily related to spending for our Beyond 2000 (B2K) project.

Cash flows from financing activities provided cash of $67.3 million in the first quarter of 2001 compared to $30.1 million in the same period last year. The Company finalized its medium-term note program for the Ducros acquisition in the first quarter of 2001. See Note 5 of Notes to Condensed Consolidated Financial Statements. The significant stock repurchases in the first quarter of 2000, were under the Company's stock repurchase program that was suspended in May 2000 in connection with the Ducros acquisition.

The Company's ratio of debt-to-total capital was 66.5% as of February 28, 2001, up from 54.7% and 65.8% at February 29, 2000 and November 30, 2000, respectively. The increase since year-end was primarily due to increases in short-term borrowings for operating purposes and the increase since February 29, 2000 is primarily due to the Ducros acquisition.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the stock repurchase program, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: actions of competitors, customer relationships, and final negotiation of third-party contracts, the impact of stock market conditions on the stock repurchase program, fluctuations in the cost and availability of supply-chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates. The Company undertakes no obligation to update or revise publicly any


                                     (10)
forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. Except as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company's financial instrument portfolio or market risk exposures since year end.

                         PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits                     See Exhibit Index on pages 12-14
                                          of this Report on Form 10-Q.

         (b) Reports on Form 8-K.         The registrant filed the following
                                          reports on Form 8-K: a) on January
                                          18, 2001, making an Item 5 and Item
                                          7 disclosure; b) on January 18,
                                          2001, making an Item 7 and Item 9
                                          disclosure; c) on January 18, 2001,
                                          making an Item 9, Regulation FD
                                          disclosure; d) on February 28,
                                          2001, making an Item 5 disclosure
                                          described in Note 5 of Part I of
                                          this report.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         McCORMICK & COMPANY, INCORPORATED


Date:    April 11, 2001                  By:  /s/ FRANCIS A. CONTINO
     ------------------------------         ------------------------------
                                              Francis A. Contino
                                              Executive Vice President & Chief
                                              Financial Officer

Date:    April 11, 2001                  By:  /s/ KENNETH A. KELLY, JR.
     ------------------------------         ------------------------------
                                              Kenneth A. Kelly, Jr.
                                              Vice President & Controller


                                     (11)

                                 EXHIBIT INDEX


ITEM 601
EXHIBIT
NUMBER                                              REFERENCE OR PAGE

(2) Plan of acquisition, reorganization,
    arrangement, liquidation or succession          Not applicable.

(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick &           Incorporated by reference
    Company, Incorporated dated April l6,           from Registration Form
    1990                                            S-8 Registration No.
                                                    33-39582 as filed with
                                                    the Securities and
                                                    Exchange Commission on
                                                    March 25, 1991.

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


                                      (12)

(10)  Material contracts.

       (i) Registrant's supplemental pension plan for certain senior officers is described in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant's Report on Form 10-K under SEC file number 0-748 for the fiscal year 1992 as filed with the Securities and Exchange Commission on February 17, 1993, which report is incorporated by reference.

       (ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statements Nos. 33-33725, 33-23727 and 33-57590 as filed with the Securities and Exchange Commission on March 2, 1990, March 23, 1997, and March 26, 2001, respectively, which statements are incorporated by reference.

       (iii) Mid-Term Incentive Program provided to a limited number of senior executives, a description of which is incorporated by reference from pages 19 and 20 of the Registrant's definitive Proxy Statement dated February 18, 1998, as filed with the Securities and Exchange Commission on February 17, 1998, which pages are incorporated by reference.

       (iv) Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie - CFS, dated August 31, 2000, which agreement is incorporated by reference from Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000, as amended on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

       (v) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

       (vii) Deferred Compensation Plan in which directors, officers and certain other management employees participate, a description of which is incorporated by reference from the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 12, 1999, which statement is incorporated by reference.


                                      (13)

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

(24)     Power of attorney.                          Not applicable.

(99)     Additional exhibits.
(99.1)   Financial data schedule.                    Submitted in electronic
                                                     format only.


                                     (14)