Form 10-K/A
period 2000-11-30
MCCORMICK & CO INC
filed 2001-05-25
CIK 63754

                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE           COMMON STOCK NON-VOTING, NO PAR VALUE
--------------------------           ---------------------------------------
(Title of Class)                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2001.... ..$ 202,142,762

The aggregate market value of the non-voting stock held by non-affiliates of the registrant at January 31, 2001 ....... $2,186,244,219

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                                      PART OF 10-K INTO WHICH
                                                                                     INCORPORATED

  Registrant's 2000 Annual Report to Stockholders .............................  Part I, Part II, Part IV
Registrant's Proxy Statement dated February 15, 2001...........................  Part III

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





                                    FORM 11-K





                 Annual Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)



                          Commission File Number 0-748



                   For the fiscal year ended November 30, 2000

                        THE McCORMICK PROFIT SHARING PLAN


                        McCORMICK & COMPANY, INCORPORATED
                                18 Loveton Circle
                             Sparks, Maryland 21152


Items 1 through 3: Not required; see Item 4, below.

Item 4.  Financial Statements and Exhibits.

a)       i)   Report of Independent Auditors .........................................  1

         ii)      Statements of Financial Condition ..................................  2

         iii)     Statements of Changes in Plan Equity ...............................  3

         iv)      Notes to Financial Statements ......................................  4

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

                             THE McCORMICK PROFIT SHARING PLAN


DATE:  5/15/01               By:     /s/ Karen D. Weatherholtz
                                         Karen D. Weatherholtz
                                         Senior Vice President - Human Relations
                                         and Plan Administrator

                        The McCormick Profit Sharing Plan

             Audited Financial Statements and Supplemental Schedules

                     Years ended November 30, 2000 and 1999
                       with Report of Independent Auditors

                        The McCormick Profit Sharing Plan

             Audited Financial Statements and Supplemental Schedule


                     Years ended November 30, 2000 and 1999






                                    CONTENTS

Report of Independent Auditors...........................................................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits..........................................................2
Statements of Changes in Net Assets Available for Benefits...............................................3
Notes to Financial Statements............................................................................4


Supplemental Schedule

Schedule H, Line 4i - Schedule of Assets Held for Investment Purposes...................................12

                         Report of Independent Auditors

To the Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of the McCormick Profit Sharing Plan as of November 30, 2000 and 1999, and the related statements of changes in net assets available for benefits for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2000 and 1999, and the changes in its net assets available for benefits for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of November 30, 2000 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                 /s/ Ernst & Young LLP

April 27, 2001

                        The McCormick Profit Sharing Plan

                 Statement of Net Assets Available for Benefits


                                                                                 NOVEMBER 30
                                                                           2000               1999
                                                                   ----------------------------------------
ASSETS
Investments:
   Securities - at fair value:
     McCormick & Company, Incorporated - Common stock                $     83,121,183       $  78,507,473
     Unaffiliated issuers:
       Temporary investments                                               14,993,343             938,541
       Mutual funds                                                       154,161,364         170,474,671
   Participant loans                                                        4,959,463           4,536,238
                                                                   ----------------------------------------
Total investments                                                         257,235,353         254,456,923

Receivables:
   Accrued interest and dividends                                             493,293             103,055
   Employer contributions                                                   3,511,641           3,748,797
   Due from funds for securities sold, net                                  1,412,953             374,401
                                                                   ----------------------------------------
Total receivables                                                           5,417,887           4,226,253

Cash                                                                                -                 288
                                                                   ----------------------------------------
                                                                          262,653,240         258,683,464
LIABILITIES
Cash overdrafts                                                                68,841                 779
                                                                   ----------------------------------------
Net assets available for benefits                                    $    262,584,399    $    258,682,685
                                                                   ========================================


SEE ACCOMPANYING NOTES.

                        The McCormick Profit Sharing Plan

            Statement of Changes in Net Assets Available for Benefits


                                                                  YEAR ENDED NOVEMBER 30
                                                       2000                1999               1998
                                                -----------------------------------------------------------
ADDITIONS
Employer contributions:
   Employer match                                 $      2,158,982   $      2,010,032    $      1,905,995
   Profit sharing                                        3,641,241          3,988,314           2,222,281
Employee contributions                                  12,744,063         11,841,578          10,495,721
Earnings from investments:
   Dividends:
     McCormick & Company, Incorporated                   1,878,488          1,675,773           1,589,823
     Mutual funds                                       11,682,609         10,493,875           8,012,978
   Interest income                                       1,205,816            440,129             509,848
Other, net                                                 261,039            (63,109)            143,917
                                                -----------------------------------------------------------
                                                        33,572,238         30,386,592          24,880,563

DEDUCTIONS
Participant withdrawals                                 21,142,972         14,370,337          14,258,480
Administrative expenses                                    329,286            265,790             294,609
                                                -----------------------------------------------------------
                                                        21,472,258         14,636,127          14,553,089

Net realized gain on investments                        10,553,580         13,340,091           8,047,602
Net unrealized (depreciation) appreciation of
   investments                                         (18,751,846)        (3,851,017)         22,625,690
                                                -----------------------------------------------------------
Net increase                                             3,901,714         25,239,539          41,000,766

Net assets available for benefits at beginning
   of year                                             258,682,685        233,443,146         192,442,380
                                                -----------------------------------------------------------
Net assets available for benefits at end
   of year                                        $    262,584,399   $    258,682,685        $233,443,146
                                                ===========================================================


SEE ACCOMPANYING NOTES.

                        The McCormick Profit Sharing Plan

                          Notes to Financial Statements

                                November 30, 2000



1. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of The McCormick Profit Sharing Plan (the "Plan") are prepared on the accrual basis of accounting.

VALUATION OF SECURITIES

Investments are stated at aggregate fair value. Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the plan year. Investments for which no sale was reported on that date are valued at the last reported bid price.

The change in the difference between fair value and the cost of investments is reflected in the statement of changes in net asset available for benefits as net unrealized appreciation or depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

ADMINISTRATIVE EXPENSES

McCormick & Company, Incorporated (the "Company") has deducted $129,600, $239,517 and $267,265 in 2000, 1999 and 1998, respectively, from the cash deposit of its contributions to the Plan to offset a portion of the administrative costs incurred on behalf of the Plan. These expenses are included in administrative expenses in the statement of changes in net assets available for benefits. Direct expenses are paid by the Plan.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Plan management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

                        The McCormick Profit Sharing Plan

1. SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During the year ended November 30, 2000, the Plan adopted the provisions of AICPA Statement of Position 99-3 "Accounting for and Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters" (the "Statement"). The Statement eliminates the requirement for the Plan to disclose net assets available for benefits and changes in net assets available for benefits by individual fund. There was no impact on net assets available for benefits as a result of the adoption of the Statement.

2. DESCRIPTION OF THE PLAN

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions and investment alternatives are contained in the Summary Plan Description and in Registration Statement No. 33-33724 on Form S-8 filed with the Securities and Exchange Commission on March 2 1990. Copies of these documents are available from McCormick Corporate Human Relations.

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

The Plan also contains a "Profit Sharing Feature" whereby the Company and participating subsidiaries may also make additional contributions to the Plan for amounts authorized by the Board of Directors. Company profit sharing contributions are allocated to each participant's account based upon the participant's compensation and length of service.

                        The McCormick Profit Sharing Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants are immediately vested in their contributions and related earnings. Participants are also immediately vested in the Company contribution portion and related earnings of their accounts once these amounts have been deposited into their accounts. Company contributions cannot be withdrawn under the in-service early withdrawal provisions, other than hardship withdrawals, until three years after the contributions are approved by the Board of Directors.

Effective March 23, 2000, the T. Rowe Price Prime Reserve Fund, the Bond Fund of America, and the T. Rowe Price Small Cap Value Fund were liquidated and transferred into the T. Rowe Price Summit Fund, the Fidelity U.S. Bond Index Fund, and the TCW Small Cap Growth Fund, respectively. In addition, the Vanguard S&P 500 Index Fund was added as an investment option.

The following is a detailed description of the investment funds available to participants as of November 30, 2000:

         McCORMICK STOCK FUND - This fund invests principally in the common stock of McCormick & Company, Inc., the Plan sponsor.

         BALANCED FUND - The balanced fund seeks conservation of capital, current income and long-term growth of capital and income by investing in stocks, bonds, and other fixed-income securities. This fund invests principally in the American Balanced Fund.

         SMALL CAP GROWTH FUND - This Fund seeks long-term capital appreciation. To pursue this goal, it invests at least 65% of the value of its total assets in equity securities issued by companies with market capitalizations, at the time of acquisition, within the capitalization range of the companies comprising the Standard & Poor's Small Cap 600 Index. This fund invests principally in the TCW Galileo Small Cap Growth Fund.

         INTERNATIONAL GROWTH FUND - This international fund seeks long-term growth of capital by investing in companies based outside the United States. This fund invests principally in the American Europacific Growth Fund.

                        The McCormick Profit Sharing Plan

         2. DESCRIPTION OF THE PLAN (CONTINUED)

         THE U.S. BOND INDEX FUND - The bond fund seeks to provide as high a level of current income as is consistent with preservation of capital. This fund invests primarily in the Fidelity U.S. Bond Index Fund.

         GROWTH & INCOME PORTFOLIO FUND - This growth and income fund seeks high total return through a combination of current income and capital appreciation. The fund invests mainly in securities of companies that pay current dividends and offer potential growth of earnings. However, the fund may buy securities that are not currently paying dividends but offer prospects for either capital appreciation or future income. Securities may be of foreign and domestic issuers. The fund diversifies investments among a variety of industries. The principal investment is in the Fidelity Growth & Income Portfolio Fund.

         LONG-TERM CAPITAL APPRECIATION FUND - This long-term capital appreciation fund seeks capital appreciation by making a profit on invested capital over the long term. The fund invests in common stocks, and securities convertible to common stock, issued by companies operating in the U.S. and/or abroad. Investments are made in large corporations as well as smaller, lesser-known companies. The fund also diversifies investments among a variety of industries and sectors within the market. This fund invests principally in the Fidelity Magellan Fund.

         MONEY MARKET FUND - As a money market fund, this fund is managed to maintain a stable $1 share price (although it is not guaranteed). The value of the fund's shares is neither insured nor guaranteed by the U.S. Government. This fund invests principally in the T. Rowe Price Summit Fund.

         S&P 500 INDEX FUND - This fund holds all of the 500 stocks that make up the unmanaged Standard & Poor's 500 Composite Stock Price Index, in proportion to their weighting in the index. The fund attempts to match the performance of the index and remains fully invested in stocks at all times. This fund seeks long-term growth of capital and income from dividends and invests principally in the Vanguard S&P Index Fund.

Participants' elective contributions and the Company's Profit Sharing contributions are invested in the Plan's investment funds as directed by the participant.

In general, participant withdrawals are subject to a 10% excise tax for early withdrawals prior to the participant reaching retirement.

                        The McCormick Profit Sharing Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Participants are permitted to take loans against their contributions to the Plan, subject to $500 minimum. The maximum of any loan cannot exceed one-half of the participant's contributed account balance or $50,000 less the highest outstanding unpaid loan balance during the prior twelve months, whichever is less. The Company's Investment Committee determines the interest rate for loans based on current market rates. Loan repayments, interest, plus maintenance fees are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, re-construct or substantially rehabilitate a primary home for the participant or the participant's immediate family.

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

3. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 12, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax exempt.

                        The McCormick Profit Sharing Plan

4. INVESTMENTS

During 2000, 1999, and 1998, the Plan's investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by ($8,198,266), $9,489,074 and $30,673,292, respectively, as follows:

                                                                  YEAR ENDED NOVEMBER 30
                                                         2000               1999               1998
                                                 ----------------------------------------------------------
                                                   NET APPRECIATION   NET APPRECIATION            NET
                                                  (DEPRECIATION) IN   (DEPRECIATION) IN      APPRECIATION
                                                       FAIR VALUE        FAIR VALUE         IN FAIR VALUE
                                                      DURING YEAR       DURING YEAR           DURING YEAR
                                                 ----------------------------------------------------------
   McCormick & Company, Incorporated
     - common stock                                 $   11,758,929      $   (3,680,122)     $ 18,170,293
   Unaffiliated issuers:
     Temporary investments                                       -                   -                 -
     Mutual funds                                      (19,957,195)         13,169,196        12,502,999
Participant loans                                                -                   -                 -
                                                 ----------------------------------------------------------
Total                                               $   (8,198,266)     $    9,489,074      $ 30,673,292
                                                 ==========================================================

The Plan's interest and dividend income for the years ended November 30, 2000, 1999, and 1998 was $14,766,913, $12,609,777, and $10,112,649, respectively.

The fair value of individual investments that represent 5% or more of the Plan's net assets are as follows:

                                                                                   NOVEMBER 30
                                                                               2000              1999
                                                                       ------------------------------------
McCormick & Company, Incorporated - common stock                         $   83,121,183   $   78,507,473
Fidelity Investments Mutual Funds:
   Growth & Income Portfolio Fund                                            55,646,599       61,236,920
   Long-Term Capital Appreciation Fund (Magellan Fund)                       64,958,919       69,601,294
T. Rowe Price Summit Cash Reserves Fund                                      14,993,343                -

                        The McCormick Profit Sharing Plan

5. TRANSACTIONS WITH PARTIES-IN-INTEREST

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.

6. RECONCILIATION OF FORM 5500 TO AUDITED FINANCIAL STATEMENTS

The following represents a summary of the differences between the Form 5500 for the year ended November 30, 2000, and the accompanying financial statements:


                                                                          AMOUNT PER
                                                                         ACCOMPANYING
   FORM 5500                                             AMOUNT PER        FINANCIAL
  LINE NUMBER                  DESCRIPTION                FORM 5500       STATEMENTS          DIFFERENCE
----------------------------------------------------------------------------------------------------------
32b (1)(A)     Interest - interest bearing cash      $         64,185    $    1,205,816    $  (1,141,631)
32b (1)(E)     Interest - Participant loans                   408,273                 -          408,273
32b (2) (B)    Dividends - Common Stock                     1,004,731         1,878,488         (873,757)
N/A            Dividends - mutual funds                             -        11,682,609      (11,682,609)
32b (4)(C)     Net gain on sale of assets                     616,760        10,553,580       (9,936,820)
32b (5)        Unrealized appreciation                     11,142,170       (18,751,846)      29,894,016
32b (10)       Registered investment companies             (7,997,517)                -       (7,997,517)
32c            Other income                                 1,284,281           261,039        1,023,242
32l (1)        Transfers to this plan                     112,423,132                 -      112,423,132
32l (2)        Transfers from this plan                  (112,116,329)                -     (112,116,329)
                                                     ------------------------------------------------------
                                                     $      6,829,686    $    6,829,686    $           -
                                                     ======================================================

The differences result from the classification of investments, and the basis for determining cost, as required for financial statement purposes (historical cost) differing from the classification required in the Form 5500 (market value at the beginning of the Plan year).

                        The McCormick Profit Sharing Plan

7. SUBSEQUENT EVENTS

Effective December 1, 2000, the Plan was amended to eliminate the "Profit Sharing Feature." Contemporaneously, the Company match was enhanced such that the Company will match 100% of a participant's contribution up to the first 3% of the participant's salary, and 50% of the next 2% of a participant's salary. In conjunction with these amendments, the plan was also renamed the McCormick 401(k) Retirement Plan.

                              Supplemental Schedule

                        The McCormick Profit Sharing Plan

      Schedule H, Line 4i - Schedule of Assets Held for Investment Purposes

                                November 30, 2000


                                                           SHARES            COST            MARKET
                                                            HELD             VALUE            VALUE
                                                     ------------------------------------------------------
 Temporary investments:
    T. Rowe Price Summit Cash Reserves                    14,993,343    $    14,993,343     $ 14,993,343

 McCormick & Company, Incorporated:
    Common stock*                                          2,231,441         38,643,084       83,121,183

 Mutual Funds Investments:
    Fidelity US Bond Index Fund                              777,309          7,959,413        8,138,430
    Fidelity Growth & Income Portfolio Fund                1,304,115         45,814,743       55,646,599
    American Balanced Fund                                   300,955          4,583,484        4,613,645
    American EuroPacific International Fund                  299,771         11,077,388        9,382,835
    Vanguard S&P 500 Index Fund                               33,027          4,408,743        4,016,810
    TCW Galileo Small Cap Growth Fund                        280,035         13,388,432        7,404,126
    Fidelity Long-Term Capital Appreciation Fund
      (Magellan Fund)                                        540,154         54,778,986       64,958,919

 Participant loans (average interest
    rate of 9%)*                                                                      -        4,959,463
                                                                     --------------------------------------
                                                                        $   195,647,616     $257,235,353
                                                                     ======================================

 * Indicates parties-in-interest to the Plan