Form 10-Q
period 2001-05-31
MCCORMICK & CO INC
filed 2001-07-13
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   MAY 31, 2001 Commission File Number 0-748
                  ---------------                       ------


                        MCCORMICK & COMPANY, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                               52-0408290
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


18 LOVETON CIRCLE, P. O. BOX 6000, SPARKS, MD                    21152-6000
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code (410) 771-7301
                                                   ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
                                                  June 30, 2001
                                                ------------------
   Common Stock                                     7,978,729

   Common Stock Non-Voting                         61,134,096


                        PART I - FINANCIAL INFORMATION

ITEM 1                       FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)


                                                      Three Months Ended                 Six Months Ended
                                                            May 31,                            May 31,
                                                    2001             2000             2001               2000
                                                    ----             ----             ----               ----

Net sales                                         $567,140         $485,724         $1,100,644         $948,127

  Cost of goods sold                               345,627          315,242            670,636          613,813
                                                  --------         --------         ----------         --------

Gross profit                                       221,513          170,482            430,008          334,314

  Selling, general and
   administrative expense                          171,943          129,108            335,499          256,351

  Special charges                                        0              464                  0              966
                                                  --------         --------         ----------         --------

Operating income                                    49,570           40,910             94,509           76,997

  Interest expense                                  13,784            8,313             28,071           15,719

  Other (income)/expense                                73              (54)              (900)              86
                                                  --------         --------         ----------         --------

Income before income taxes                          35,713           32,651             67,338           61,192

  Income taxes                                      11,821           11,649             22,289           21,838
                                                  --------         --------         ----------         --------

Net income from consolidated
  operations                                        23,892           21,002             45,049           39,354

  Income from unconsolidated
   operations                                        3,181            3,200              9,260            9,265

  Minority Interest                                   (437)               0             (1,087)               0
                                                  --------         --------         ----------         --------

Net income                                        $ 26,636         $ 24,202         $   53,222         $ 48,619
                                                  ========         ========         ==========         ========

Earnings per common share -
  basic                                              $0.39            $0.35              $0.78            $0.70
                                                  ========         ========         ==========         ========

Earnings per common share -
    assuming dilution                                $0.38            $0.35              $0.76            $0.70
                                                  ========         ========         ==========         ========

Cash dividends declared per
 common share                                        $0.20            $0.19              $0.40            $0.38
                                                  ========         ========         ==========         ========



            See notes to condensed consolidated financial statements.

                                       (2)

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                               May 31,             May 31,            Nov. 30,
                                                                2001                2000                2000
                                                               --------           --------            --------
                                                              (Unaudited)        (Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents                               $   47,484         $   28,451          $   23,890
     Accounts receivable, net                                   248,641            175,195             303,340
     Inventories
        Raw materials and supplies                              127,770            100,301             120,556
        Finished products and work-in
               process                                          157,400            151,732             153,483
                                                             ----------         ----------          ----------
                                                                285,170            252,033             274,039
     Other current assets                                        20,158             19,213              18,806
                                                             ----------         ----------          ----------

        Total current assets                                    601,453            474,892             620,075
                                                             ----------         ----------          ----------

  Property, plant and equipment                                 825,398            750,627             780,000
  Less: Accumulated depreciation                               (430,739)          (394,180)           (407,001)
                                                             ----------         ----------          ----------
          Total property, plant and
      equipment, net                                            394,659            356,447             372,999
                                                             ----------         ----------          ----------
  Intangible assets, net                                        441,214            138,059             453,038
  Prepaid allowances                                            104,918            124,082              96,072
  Other assets                                                  108,898            101,837             117,756
                                                             ----------         ----------          ----------

        Total assets                                         $1,651,142         $1,195,317          $1,659,940
                                                             ==========         ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                                   $  221,761         $  196,421          $  473,132
     Current portion of long-term debt                           81,379              5,812              78,829
     Trade accounts payable                                     169,930            143,505             185,256
     Other accrued liabilities                                  236,351            181,029             289,939
                                                             ----------         ----------          ----------

        Total current liabilities                               709,421            526,767           1,027,156
                                                             ----------         ----------          ----------

  Long-term debt                                                454,298            235,084             160,192
  Other long-term liabilities                                   117,176             99,047             113,249
                                                             ----------         ----------          ----------
        Total liabilities                                     1,280,895            860,898           1,300,597
                                                             ----------         ----------          ----------

  Shareholders' Equity
     Common stock                                                58,008             50,130              49,824
     Common stock non-voting                                    135,232            123,724             125,522
     Retained earnings                                          280,729            202,863             263,262
     Accumulated other comprehensive income                    (103,722)           (42,298)            (79,265)
                                                             ----------         ----------          ----------

        Total shareholders' equity                              370,247            334,419             359,343
                                                             ----------         ----------          ----------

        Total liabilities and
           shareholders' equity                              $1,651,142         $1,195,317          $1,659,940
                                                             ==========         ==========          ==========

            See notes to condensed consolidated financial statements.

                                       (3)

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                            May 31,
                                                                                   2001                2000
                                                                                   ----                ----
Cash flows from operating activities
   Net income                                                                   $  53,222            $ 48,619
   Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                                  36,606              28,377
        Income from unconsolidated operations                                      (9,260)             (9,265)
    Changes in operating assets and liabilities                                   (51,214)            (37,668)
    Other                                                                          17,487               8,061
                                                                                ---------            --------
Net cash provided by operating activities                                          46,841              38,124
                                                                                ---------            --------

Cash flows from investing activities
   Capital expenditures                                                           (51,635)            (23,075)
   Acquisitions of businesses                                                           0              (4,115)
   Other                                                                              526                 123
                                                                                ---------            --------
Net cash used in investing activities                                             (51,109)            (27,067)
                                                                                ---------            --------

Cash flows from financing activities
   Short-term borrowings, net                                                    (251,362)            100,266
   Long-term debt borrowings                                                      296,656                   0
   Long-term debt repayments                                                            0              (5,431)
   Common stock issued                                                             19,212               4,030
   Common stock acquired by purchase                                               (9,605)            (66,143)
   Dividends paid                                                                 (27,470)            (26,264)
                                                                                ---------            --------
Net cash provided by financing activities                                          27,431               6,458
                                                                                ---------            --------

Effect of exchange rate changes on cash and
    cash equivalents                                                                  431              (1,025)

Increase in cash and cash equivalents                                              23,594              16,490
Cash and cash equivalents at beginning of period                                   23,890              11,961
                                                                                ---------            --------
Cash and cash equivalents at end of period                                      $  47,484            $ 28,451
                                                                                =========            ========

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

The results of consolidated operations for the three and six month periods ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

ACCOUNTING AND DISCLOSURE CHANGES

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of this bulletin has been deferred by the SEC until the fourth quarter of fiscal years beginning after December 15, 1999, and accordingly will be adopted by the Company in the fiscal year ending November 30, 2001. The Company is currently evaluating the impact of SAB 101. If there is an effect of adopting this bulletin, it will be recorded as a cumulative effect of an accounting change.

In addition, the Company will be required to reclassify certain shipping and handling costs billed to customers as sales in accordance with EITF 00-10 and to reclassify certain marketing expenses as a reduction of sales in accordance with EITF 00-14 and EITF 00-25. These reclassifications will not impact net income. EITF 00-10 is required to be implemented for the fiscal year ending November 30, 2001; however, EITF 00-14 and EITF 00-25 are required to be adopted by fiscal quarters beginning after December 15, 2001.

RECLASSIFICATIONS

In the fourth quarter of 2000, the Company reclassified goodwill amortization expense from other (income) expense to selling, general and administrative expense. All prior period financial information has been reclassified to conform to the current


                                       (5)
presentation. Goodwill amortization expense for the second quarter of 2001 and 2000 was $3.3 million and $1.3 million, respectively. Goodwill amortization expense for the six months ended May 31, 2001 and 2000 was $6.5 million and $2.5 million, respectively.

2.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:


                                            Three months ended              Six months ended
                                                  May 31,                         May 31,
                                             2001         2000              2001           2000
                                             ----         ----              ----           ----
                                                              (in thousands)
Average shares outstanding -
 basic                                      68,824        68,675            68,669        69,112

Effect of dilutive securities:
 Stock options and
 Employee stock purchase plan                1,230           930             1,027           478
                                            ------        ------            ------        ------

Average shares outstanding -
 assuming dilution                          70,054        69,605            69,696        69,590
                                            ======        ======            ======        ======

3.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                            Three Months Ended              Six Months Ended
                                                   May 31,                        May 31,
                                             2001         2000              2001           2000
                                             ----         ----              ----           ----
                                                              (in thousands)
Net income                                 $26,636        $24,202            $53,222        $48,619
Other comprehensive income:
  Foreign currency
    translation adjustments                (36,640)        (9,568)           (17,428)       (11,634)
  Derivative financial
    instruments                              1,981          1,288             (7,029)         3,480
                                             -----          -----             -------         -----

Comprehensive income                       $(8,023)       $15,922            $28,765        $40,465
                                             =====         ======             ======         ======

4.  BUSINESS SEGMENTS

The Company operates in three business segments: consumer, industrial and packaging. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells consumer spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the McCormick brand in the U.S., Ducros in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to


                                       (6)
food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment manufactures and markets plastic packaging products for food, personal care and other industries, predominantly in the U.S. Tubes and bottles are also produced for the Company's food segments.

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

                                                                      Total               Corporate &
                                            Consumer    Industrial    Food     Packaging  Eliminations     Total
                                            --------    ----------    ----     ---------  ------------     -----
                                                                    (in millions)
QUARTER ENDED MAY 31, 2001
Net sales                                    $273.2       $244.6     $517.8       $49.3       $ -          $567.1
Intersegment sales                              -            2.5        2.5         9.0       (11.5)          -
Operating income                               26.5         24.1       50.6         5.9        (6.9)         49.6
Income from unconsolidated
    operations                                  2.7          0.5        3.2         -           -             3.2

SIX MONTHS ENDED MAY 31, 2001
Net sales                                    $542.8       $463.5   $1,006.3       $94.3       $ -        $1,100.6
Intersegment sales                              -            5.1        5.1        18.2       (23.3)          -
Operating income                               53.7         43.5       97.2        11.1       (13.8)         94.5
Income from unconsolidated
    operations                                  8.7          0.6        9.3         -           -             9.3



                                                                      Total               Corporate &
                                            Consumer    Industrial    Food     Packaging  Eliminations     Total
                                            --------    ----------    ----     ---------  ------------     -----
                                                                    (in millions)
QUARTER ENDED MAY 31, 2000
Net sales                                    $201.4       $239.2     $440.6       $45.1     $   -          $485.7
Intersegment sales                              -            2.6        2.6        10.0       (12.6)          -
Operating income                               21.8         21.0       42.8         6.3        (8.2)         40.9
Income from unconsolidated
    operations                                  2.7          0.5        3.2           -         -             3.2

SIX MONTHS ENDED MAY 31, 2000
Net sales                                    $404.4     $456.6       $861.0       $87.1     $   -          $948.1
Intersegment sales                              -            5.1        5.1        18.2       (23.3)          -
Operating income                               46.4         35.9       82.3        11.5       (16.8)         77.0
Income from unconsolidated
    operations                                  8.4          0.9        9.3         -           -             9.3


5.  LONG-TERM DEBT

During the first quarter of 2001 the Company issued a total of $300 million in medium-term notes under a $375 million shelf registration statement filed with the Securities and Exchange Commission (SEC) in January 2001. The primary purpose of these notes is to finance the acquisition of Ducros, which was completed in August 2000, and replace substantially all of the existing commercial paper notes that were used to temporarily


                                       (7)
finance the acquisition. Medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2006, with interest paid semi-annually at the rate of 6.4%. Additional medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2008, with interest paid semi-annually at the rate of 6.8%.

In September 2000 the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of fixed-rate medium-term notes. These forward starting swaps were settled in the first quarter of 2001, concurrent with the issuance of the medium-term notes. The settlement costs on these swaps in the first quarter of 2001 included in other comprehensive income was $14.7 million. The notes were issued at a discount of $2.2 million and $1.1 million of debt origination fees were incurred. The discount, swap settlement and debt issuance costs are being amortized over the life of the medium-term notes and included as a component of interest expense. With these costs considered, the effective interest rate on the medium-term notes is 7.62%.












                                       (8)

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended May 31, 2001, the Company reported net income of $26.6 million versus $24.2 million for the comparable period last year. Diluted earnings per share were $.38 for the second quarter of 2001 compared to $.35 last year. For the six months ended May 31, 2001, net income was $53.2 million versus $48.6 million for the comparable period last year. Diluted earnings per share were $.76 for the first six months of 2001, compared to $.70 last year.

The Company continued to realize improved financial performance throughout its global operations in 2001. In the quarter and six months ended May 31, 2001, sales in each of its three operating segments improved versus the comparable period last year. Operating income increased in the Company's Consumer and Industrial segments but decreased in its Packaging segment, compared to the second quarter of 2000.

Earnings per share for the quarter ended May 31, 2001, increased to $.38 from $.35 in 2000. Results from Ducros for the quarter diluted earnings by $.04 per share. In the second quarter, excluding dilution from the Ducros acquisition, earnings per share for 2001 were $.42, an increase of $.07 versus the prior year. This was achieved through $.05 of higher operating income, $.01 in reduced interest expense and $.01 from a lower effective tax rate.

RESULTS OF OPERATIONS

Net sales for the quarter ended May 31, 2001, increased 16.8% over the comparable quarter of 2000. Excluding foreign exchange and the Ducros business, sales grew 6.0% over the comparable quarter of 2000.

For the six months ended May 31, 2001, net sales increased 16.1% over the comparable period last year. Excluding foreign exchange and the Ducros business, sales grew 4.3% over the comparable period last year.

                                             Three months ended                     Six months ended
                                                    May 31,                               May 31,
                                             2001           2000                  2001              2000
                                             ----           ----                  ----              ----
                                                              (in millions)
NET SALES
Consumer                                    $273.2          $201.4              $  542.8            $404.4
Industrial                                   244.6           239.2                 463.5             456.6
Packaging                                     49.3            45.1                  94.3              87.1
                                            ------          ------              --------            ------
                                            $567.1          $485.7              $1,100.6            $948.1


Consumer sales rose 35.7% versus last year's second quarter and increased 7.3% excluding the impact of Ducros and foreign exchange. In local currency, consumer sales were up 7.4%


                                       (9)
in the Americas, due primarily to increased volume and to a lesser extent pricing. In Europe, sales were up 6.5% (excluding Ducros). This increase is attributable to increases in volume and favorable product mix. Sales in Asia increased by 9.4% due primarily to volume increases in Australia and China partially offset by decreases due to product mix. For the six months ended May 31, 2001, consumer sales increased $138.3 million or 34.2%. Excluding the impact of Ducros and foreign exchange, sales increased 4.0% due to volume growth offset slightly by negative product mix.

Industrial sales increased 2.2% versus last year's second quarter and 4.2% excluding foreign exchange. In local currency, industrial sales increased 4.3% in the Americas primarily due to higher restaurant sales, strong snack seasoning sales, and increased sales to membership clubs and food distributors in the food service business. Sales in Europe were unchanged. Sales in Asia rose 11.0%, which was primarily attributable to very strong restaurant sales. For the six months ended May 31, 2001, industrial sales increased $7.0 million or 1.5%. Excluding the impact of foreign exchange, sales increased 3.7% due to volume growth offset slightly by negative price and product mix.

The packaging business reported third party sales increased 9.3% and 8.3% for the quarter and six months, respectively. The increase was driven by both strong tube and bottle sales.

Gross profit margin for the quarter was 39.1%, 4.0 percentage points above last year. This increase resulted from a shift in product mix to higher margin, more value-added products, including the recently acquired Ducros business, as well as cost reduction initiatives. These factors also impacted the six months ended May 31, 2001, improving the Company's gross profit margin to 39.1% from 35.3% in the comparable period last year.

Selling, general and administrative expenses increased in the second quarter and six months ended May 31, 2001, as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to the new Ducros business, including $4.1 million in related goodwill amortization expense year to date, as well as increased distribution expenses due to higher energy costs. These increases were partially offset by decreased advertising costs resulting from the timing of promotional activities that were shifted to the second half of the fiscal year.


                                      (10)

                                             Three months ended                     Six months ended
                                                    May 31,                               May 31,
                                             2001           2000                  2001              2000
                                             ----           ----                  ----              ----
                                                              (in millions)
OPERATING INCOME
Consumer                                     $26.5           $21.8                 $53.7             $46.4
Industrial                                    24.1            21.0                  43.5              35.9
Packaging                                      5.9             6.3                  11.1              11.5
                                              ----            ----                 -----             -----
Combined segments (1)                        $56.5           $49.1                $108.3             $93.8


(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

Operating income increased $8.7 million or 21.2% and operating margin increased to 8.7% from 8.3% for the quarter ended May 31, 2001, as compared to last year. In the consumer segment, operating income was $26.5 million, 21.5% ahead of last year's quarter. This increase is due primarily to the addition of the Ducros business, as well as increases in the Americas primarily a result of higher sales. As a percent of net sales, operating income decreased to 9.7% from 10.8%, a result of the dilutive effect of the Ducros acquisition including the amortization of goodwill. Operating income for the quarter in the industrial segment increased to $24.1 million, a 14.8% increase versus last year. As a percent of net sales, operating income increased to 9.9%, which compares to 8.8% in 2000. Margin improvement in the industrial business was particularly strong due to product mix in the food service and restaurant divisions, as well as cost reduction initiatives. Operating profit, including inter-segment business, in the packaging division was $5.9 million, a decrease of 6.1%. As a percent of net sales, operating profit decreased to 10.1% from 11.4% as a result of higher resin costs and unfavorable product mix for the quarter due to the current environment in the drug and vitamin industry. These factors for all segments also impacted the six months ended May 31, 2001, improving the Company's operating income margin to 8.6% from 8.1% in the comparable period last year. For the six months, operating income increased $17.5 million or 22.7%. However, in the first quarter of 2000, the industrial segment booked a reserve in the amount of $3.8 million for the AmeriServ bankruptcy. Excluding this reserve, the operating income margin increased to 8.6% from 8.5% at May 31, 2001 and 2000, respectively.

Interest expense for the three and six months ended May 31, 2001 was $13.8 million and $28.1 million, respectively, versus $8.3 million and $15.7 million for the comparable period last year. The total debt levels in 2001 are significantly higher compared to last year as a result of the Ducros acquisition. Excluding Ducros, the interest expense for the quarter would have been down compared to the prior year due to favorable interest rates.

The effective tax rate for both the quarter and six months ended May 31, 2001 was 33.1% versus 35.7% for both the quarter and six months ended May 31, 2000. The Company transacts business in many different taxing jurisdictions around the world, which all incur


                                      (11)
differing tax rates. The mix of earnings among these jurisdictions is what has caused a lower tax rate in 2001 versus 2000.

Income from unconsolidated operations was $3.2 million and $9.3 million for the three months and six months ended May 31, 2001, respectively, which is comparable to last year. The Ducros acquisition included an investment in a joint venture with a minority interest. This minority interest was $.4 million and $1.1 million for the three and six months ended May 31, 2001, respectively.

MARKET RISK SENSITIVITY

FOREIGN CURRENCY

The fair value of the Company's portfolio of forward contracts was $.7 million and $1.2 million as of May 31, 2001 and May 31, 2000, respectively.

INTEREST RATES

The fair value of the Company's forward starting interest rate swaps was $(.7) million and $6.3 million as of May 31, 2001 and May 31, 2000, respectively. The Company intends to hold the interest rate swaps until maturity.

During the first quarter of 2001, the Company settled the forward starting interest rate swaps used to manage the interest rate risk associated with the medium-term notes issued during the quarter. See Note 5 of Notes to Condensed Consolidated Financial Statements for more details.

The following table details the maturity values and average interest rates by year for the Company's fixed and variable debt instruments:

                                Year of Maturity
                                                                                                 There-
(MILLIONS)                 2001             2002              2003              2004             after             Total
---------------------------------------------------------------------------------------------------------------------------
Fixed rate                 $ 81.1           $ 0.2             $ 0.0             $16.0            $432.2            $529.5
Ave. interest rate          8.82%           7.78%             0.00%             7.17%             7.48%
---------------------------------------------------------------------------------------------------------------------------
Variable rate              $222.1           $ 0.3             $ 0.3             $ 0.3            $  4.9            $227.9
Ave. interest rate          5.78%           6.67%             6.67%             6.67%             5.15%
---------------------------------------------------------------------------------------------------------------------------


The fair value of outstanding debt at May 31, 2001 approximates its carrying value.

FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows provided by operating activities increased from $38.1 million to $46.8 million for the six months ended May 31, 2000 and 2001, respectively. This increase is primarily due to favorable profits excluding depreciation and amortization. The increase in profits together with an increase in dividends from unconsolidated affiliates was partially offset by the $14.7 million swap settlement in the first quarter of 2001 as a result of the Ducros acquisition financing.


                                      (12)

Investing activities used cash of $51.1 million in the first six months of 2001 versus $27.1 million in the comparable period of 2000. Increased capital expenditures versus the prior year make up a majority of the increase in the cash used for investing activities. This increase is primarily related to spending for our Beyond 2000 project. Capital expenditures are projected to reach $85-95 million in 2001.

Cash flows from financing activities provided cash of $27.4 million in the six months ended May 31, 2001, compared to $6.5 million in the same period last year. Last year, 2.1 million shares of common stock were repurchased under the Company's share repurchase program. This program was suspended due to the Ducros acquisition, therefore no shares were repurchased this year under the plan. In the six months ended May 31, 2001, there was significant activity in the Company's stock option plan which resulted in the increase in common stock issued and accounted for the majority of the $9.6 million of common stock acquired. Additionally, the Company also finalized its medium-term note program for the Ducros acquisition, which replaced substantially all of the existing commercial paper notes used to finance the transaction.

The Company's ratio of debt-to-total capital was 66.5% as of May 31, 2001, up from 56.6% at May 31, 2000 and 65.8% at November 30, 2000. The increase since year-end was primarily due to unfavorable foreign currency translation adjustments which resulted in a 1.0 percentage point change to the debt-to-total capital ratio. The increase since May 31, 2000 is primarily due to additional debt issued in connection with the Ducros acquisition.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.


FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the stock repurchase program, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: actions of competitors, customer relationships, and final negotiation of third-party contracts, the impact of stock market conditions on the stock repurchase program, fluctuations in the cost and availability of supply-


                                      (13)
chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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






                                      (14)

                           PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security Holders

(a)      The Company held its Annual Meeting of Stockholders on March 21, 2001.

(b)      No response required.

(c) 1. The following individuals were nominees for the Board of Directors. The number of votes for or withheld for each nominee is as follows:
         Barry H. Beracha - for 7,393,448, withheld 36,481; James T. Brady - for 7,391,203, withheld 38,726; Francis A. Contino - for 7,326,623, withheld 103,306; Robert G. Davey - for 7,384,511, withheld 45,418; Edward S. Dunn, Jr. - for 7,407,102, withheld 22,827;
         Freeman A. Hrabowski, III - for 7,409,911, withheld 20,018;
         Robert J. Lawless - for 7,407,688, withheld 22,241; John Molan - for 7,345,797, withheld 84,132; Carroll D. Nordhoff - for 7,408,627 withheld 21,302; Robert W. Schroeder - for 7,411,850, withheld 18,079; William E. Stevens - for 7,395,633, withheld 34,296;
         Karen D. Weatherholtz - for 7,357,464, withheld 72,465.

     2. The approval of the 2001 Employee Stock Purchase Plan. The number of votes for, against, abstaining or broker non-vote is as follows: For 7,378,596; Against 33,416; Abstain 17,917; Broker Non-Votes 0.

     3. The approval of the 2001 Stock Option Plan. The number of votes for, against, abstaining or broker non-vote is as follows: For 6,908,089; Against 115,689; Abstain 39,482; Broker Non-Votes 366,699.

     4. The ratification of the appointment of Ernst & Young as independent auditors. The number of votes for, against or abstaining is as follows:
         For 7,361,948; Against 52,246; Abstain 15,735; Broker Non-Votes 0.

(d)      No response required.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits                 See Exhibit Index at pages 17-19
                                  of this Report on Form 10-Q.

(b)      Reports on Form 8-K.     None.




                                      (15)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McCORMICK & COMPANY, INCORPORATED


Date:  JULY 13, 2001                By:     /s/ FRANCIS A. CONTINO
     ----------------------            -----------------------------
                                          Francis A. Contino
                                          Executive Vice President & Chief
                                          Financial Officer



Date:  JULY 13, 2001                By:     /s/ KENNETH A. KELLY, JR.
     ----------------------            -------------------------------
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

(4) Instruments defining the rights of               With respect to rights of
    security holders, including                      holders of equity
    indentures.                                      securities, see Exhibit 3
                                                     (Restatement of Charter)
                                                     No instrument of Registrant
                                                     with respect to long-term
                                                     debt involves an amount of
                                                     authorized securities which
                                                     exceeds 10 percent of the
                                                     total assets of the
                                                     Registrant and  its subsidiaries
                                                     on a consolidated basis.
                                                     Registrant agrees to furnish
                                                     a copy of any instrument
                                                     upon request of the Securities
                                                     and Exchange Commission.



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

         (ii) Mid-Term Incentive Program provided to a limited number of senior executives, a description of which is incorporated by reference from pages 19 and 20 of the Registrant's definitive Proxy Statement dated February 18, 1998, as filed with the Commission on February 17, 1998, which pages are incorporated by reference.

         (iii) Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie - CFS, dated August 31, 2000, which agreement is incorporated by reference from Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000, as amended on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

         (iv) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

         (v) Deferred Compensation Plan in which directors, officers and certain other management employees participate, a description of which is incorporated by reference from the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 12, 1999, which statement is incorporated by reference.

         (vi) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statement No. 333-57590 as filed with the Securities and Exchange Commission on March 25, 2001, which statement is incorporated by reference.

(11) Statement re computation of per-       Not applicable.
     share earnings.

(15) Letter re unaudited interim            Not applicable.
     financial information.

(18) Letter re change in accounting         Not applicable.
     principles.



                                      (18)

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






                                      (19)