Form 10-Q
period 2001-08-31
MCCORMICK & CO INC
filed 2001-10-12
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  August 31, 2001 Commission File Number 0-748
                  -----------------                       ------


                        McCORMICK & COMPANY, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                      52-0408290
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


18 LOVETON CIRCLE, P. O. BOX 6000, SPARKS, MD           21152-6000
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

                                                     Shares Outstanding
                                                     September 30, 2001
                                                     ------------------
   Common Stock                                            7,925,616
   Common Stock Non-Voting                                61,231,565

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)




                                               Three Months Ended                       Nine Months Ended
                                                   August 31,                               August 31,
                                          2001                  2000                2001                   2000
                                          ----                  ----                ----                   ----
Net sales                             $   570,710           $   495,866          $ 1,671,354           $ 1,443,993

  Cost of goods sold                      341,765               323,011            1,012,401               936,824
                                      -----------           -----------          -----------           -----------

Gross profit                              228,945               172,855              658,953               507,169

  Selling, general and
   administrative expense                 172,506               121,707              508,005               378,058

  Special charges                               0                    57                    0                 1,023
                                      -----------           -----------          -----------           -----------

Operating income                           56,439                51,091              150,948               128,088

  Interest expense                         12,699                 9,089               40,770                24,808

  Other (income)/expense                   (1,370)                   19               (2,270)                  105
                                      -----------           -----------          -----------           -----------

Income before income taxes .               45,110                41,983              112,448               103,175

  Income taxes                             14,931                14,950               37,220                36,788
                                      -----------           -----------          -----------           -----------

Net income from consolidated
  operations                               30,179                27,033               75,228                66,387


  Income from unconsolidated
   operations                               4,639                 4,232               13,899                13,497

  Minority interest                          (506)                    0               (1,593)                    0
                                      -----------           -----------          -----------           -----------

Net income                            $    34,312           $    31,265          $    87,534           $    79,884
                                      ===========           ===========          ===========           ===========

Earnings per common share -
  basic                               $      0.50           $      0.46          $      1.27           $      1.16
                                      ===========           ===========          ===========           ===========

Earnings per common share -
  assuming dilution                   $      0.49           $      0.45          $      1.25           $      1.15
                                      ===========           ===========          ===========           ===========

Cash dividends declared per
  common share                        $      0.20           $      0.19          $      0.60           $      0.57
                                      ===========           ===========          ===========           ===========


            See notes to condensed consolidated financial statements.

                                       (2)

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                          August 31,                  August 31,                  Nov. 30,
                                                             2001                       2000                        2000
                                                          ----------                 -----------                ------------
                                                          (Unaudited)                (Unaudited)
ASSETS
  Current Assets
     Cash and cash equivalents                            $    32,134                $    35,922                $    23,890
     Accounts receivable, net                                 271,405                    186,456                    303,340
     Inventories
        Raw materials and supplies                            123,439                    109,004                    120,556
        Finished products and work-in process                 171,649                    165,166                    153,483
                                                          -----------                -----------                -----------
                                                              295,088                    274,170                    274,039
     Other current assets                                      21,246                     17,373                     18,806
                                                          -----------                -----------                -----------

        Total current assets                                  619,873                    513,921                    620,075
                                                          -----------                -----------                -----------

  Property, plant and equipment                               862,433                    757,449                    780,000
  Less: Accumulated depreciation                             (453,747)                  (402,602)                  (407,001)
                                                          -----------                -----------                -----------
        Total property, plant and equipment, net              408,686                    354,847                    372,999
                                                          -----------                -----------                -----------
  Intangible assets, net                                      467,288                    136,942                    453,038
  Prepaid allowances                                          103,697                    114,216                     96,072
  Other assets                                                130,574                    490,613                    117,756
                                                          -----------                -----------                -----------

        Total assets                                      $ 1,730,118                $ 1,610,539                $ 1,659,940
                                                          ===========                ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                                $   326,286                $   602,820                $   473,132
     Current portion of long-term debt                          2,592                      4,012                     78,829
     Trade accounts payable                                   160,500                    141,718                    185,256
     Other accrued liabilities                                248,618                    179,867                    289,939
                                                          -----------                -----------                -----------

        Total current liabilities                             737,996                    928,417                  1,027,156
                                                          -----------                -----------                -----------

  Long-term debt                                              454,212                    233,334                    160,192
  Other long-term liabilities                                 112,611                    101,289                    113,249
                                                          -----------                -----------                -----------
        Total liabilities                                   1,304,819                  1,263,040                  1,300,597
                                                          -----------                -----------                -----------

  Shareholders' Equity
     Common stock                                              59,110                     50,481                     49,824
     Common stock non-voting                                  140,936                    124,270                    125,522
     Retained earnings                                        300,114                    220,379                    263,262
     Accumulated other comprehensive income                   (74,861)                   (47,631)                   (79,265)
                                                          -----------                -----------                -----------

        Total shareholders' equity                            425,299                    347,499                    359,343
                                                          -----------                -----------                -----------

        Total liabilities and shareholders' equity        $ 1,730,118                $ 1,610,539                $ 1,659,940
                                                          ===========                ===========                ===========

            See notes to condensed consolidated financial statements.

                                       (3)

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                         Nine Months Ended
                                                                             August 31,
                                                                    2001                     2000
                                                                    ----                     ----
Cash flows from operating activities
   Net income                                                    $  87,534                $  79,884
   Adjustments to reconcile net income to net cash
   provided by operating activities
        Depreciation and amortization                               54,857                   42,753
        Special charges                                               --                      1,023
        Income from unconsolidated operations                      (13,899)                 (13,497)
        Changes in operating assets and liabilities                (77,427)                 (62,181)
        Other                                                       (8,941)                     720
                                                                 ---------                ---------
Net cash provided by operating activities                           42,124                   48,702
                                                                 ---------                ---------

Cash flows from investing activities
   Capital expenditures                                            (80,111)                 (35,556)
   Acquisitions of businesses                                         --                   (384,624)
   Other                                                               999                   (2,434)
                                                                 ---------                ---------
Net cash used in investing activities                              (79,112)                (422,614)
                                                                 ---------                ---------

Cash flows from financing activities
   Short-term borrowings, net                                     (146,837)                 506,609
   Long-term debt borrowings                                       297,806                        0
   Long-term debt repayments                                       (79,832)                  (8,034)
   Common stock issued                                              26,183                    4,438
   Common stock acquired by purchase                               (10,877)                 (66,397)
   Dividends paid                                                  (41,294)                 (39,274)
                                                                 ---------                ---------
Net cash provided by financing activities                           45,149                  397,342
                                                                 ---------                ---------

Effect of exchange rate changes on cash and
    cash equivalents                                                    83                      531

Increase in cash and cash equivalents                                8,244                   23,961
Cash and cash equivalents at beginning of period                    23,890                   11,961
                                                                 ---------                ---------

Cash and cash equivalents at end of period                       $  32,134                $  35,922
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

The results of consolidated operations for the three and nine month periods ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

ACCOUNTING AND DISCLOSURE CHANGES

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of this bulletin has been deferred by the SEC until the fourth quarter of fiscal years beginning after December 15, 1999, and accordingly will be adopted by the Company in the fiscal year ending November 30, 2001. The Company is currently evaluating the impact of SAB 101, however no significant adjustment is anticipated.

The Emerging Issues Task Force (EITF) issued EITF 00-10, which will require the Company to reclassify certain shipping and handling costs billed to customers as sales. EITF 00-10 is required to be implemented for the fiscal year ending November 30, 2001. These reclassifications will not impact net income, and are not expected to be significant.

The Emerging Issues Task Force (EITF) issued EITF 00-14 and EITF 00-25, which will require the Company to reclassify certain marketing expenses as a reduction of sales. EITF 00-14 and EITF 00-25 are required to be adopted in fiscal quarters beginning after December 15, 2001. The estimated effects of these reclassifications on 2001 would be to decrease sales 6-7%, with a corresponding decrease in selling, general and administrative expense. These reclassifications would accordingly decrease gross margin as a percentage of sales and increase operating profit as a percentage of sales. These reclassifications will not impact net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued

                                       (5)

Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting, and further clarifies the criteria for recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company anticipates adopting SFAS No. 142 beginning December 1, 2001. Although the Company is still reviewing the provisions of these Statements, it is management's preliminary assessment that goodwill impairment will not result upon adoption. The Company has recorded $9.7 million of goodwill amortization expense for the nine months ended August 31, 2001.

RECLASSIFICATIONS AND OTHER

In the fourth quarter of 2000, the Company reclassified goodwill amortization expense from other (income)/expense to selling, general and administrative expense. All prior period financial information has been reclassified to conform to the current presentation. Goodwill amortization expense for the third quarter of 2001 and 2000 was $3.1 million and $1.3 million, respectively. Goodwill amortization expense for the nine months ended August 31, 2001 and 2000 was $9.7 million and $3.8 million, respectively.

As of August 31, 2000 the purchase price of the Ducros acquisition had not been distributed, and was therefore included in other assets on the Condensed Consolidated Balance Sheet. In 2001, the purchase price allocation was finalized and goodwill has been included within intangible assets at August 31, 2001.

2.  EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:

                                                       Three months ended               Nine months ended
                                                           August 31,                       August 31,
                                                     2001            2000              2001           2000
                                                     ----            ----              ----           ----
                                                                         (in thousands)
Average shares outstanding - basic                        69,085        68,425            68,809        68,908

Effect of dilutive securities:
 Stock options and employee stock purchase plan            1,360           622             1,170           703
                                                          ------        ------            ------        ------

Average shares outstanding - assuming dilution            70,445        69,047            69,979        69,611
                                                          ======        ======            ======        ======


                                       (6)

3.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                              Three Months Ended                              Nine Months Ended
                                                  August 31,                                      August 31,
                                             2001            2000                           2001              2000
                                             ----            ----                           ----              ----
                                                                         (in thousands)
Net income                                $ 34,312                $ 31,265                $ 87,534          $ 79,884
Other comprehensive income:
  Foreign currency translation
   adjustments                              30,822                  (1,819)                 13,394           (13,453)
  Derivative financial instruments          (1,961)                 (3,514)                 (8,990)              (34)
                                          --------                --------                --------          --------


Comprehensive income                      $ 63,173                $ 25,932                $ 91,938          $ 66,397
                                          ========                ========                ========          ========

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

                                       (7)

                                                                      Total                   Corporate &
                                             Consumer    Industrial   Food       Packaging    Eliminations     Total
                                             --------    ----------   -----      ---------    ------------     -----
                                                                   (in millions)
QUARTER ENDED AUGUST 31, 2001
Net sales                                      $261.6      $263.3      $  524.9    $ 45.8       $  --        $  570.7
Intersegment sales                               --           2.0           2.0      11.1        (13.1)          --
Operating income                                 28.4        30.3          58.7       4.7         (7.0)          56.4
Income from unconsolidated operations             4.2         0.4           4.6       --            --            4.6

NINE MONTHS ENDED AUGUST 31, 2001
Net sales                                      $791.6      $739.6      $1,531.2    $140.2       $  --        $1,671.4
Intersegment sales                               --           7.1           7.1      29.3        (36.4)          --
Operating income                                 82.0        73.9         155.9      15.8        (20.8)         150.9
Income from unconsolidated operations            12.9         1.0          13.9       --           --            13.9


                                                                      Total                   Corporate &
                                             Consumer    Industrial   Food       Packaging    Eliminations     Total
                                             --------    ----------   -----      ---------    ------------     -----
                                                                   (in millions)
QUARTER ENDED AUGUST 31, 2000
Net sales                                     $201.9      $248.6    $  450.5      $ 45.4        $  --        $  495.9
Intersegment sales                              --           1.8         1.8        10.6         (12.4)          --
Operating income                                29.7        23.3        53.0         4.8          (6.7)          51.1
Income from unconsolidated operations            3.8         0.4         4.2         --            --             4.2

NINE MONTHS ENDED AUGUST 31, 2000
Net sales                                     $606.3      $705.2    $1,311.5      $132.5        $  --        $1,444.0
Intersegment sales                              --           7.4         7.4        28.8         (36.2)          --
Operating income                                76.2        59.1       135.3        16.3         (23.5)         128.1
Income from unconsolidated operations           12.2         1.3        13.5         --            --            13.5



5.  LONG-TERM DEBT

During the first quarter of 2001 the Company issued a total of $300 million in medium-term notes under a $375 million shelf registration statement filed with the Securities and Exchange Commission (SEC) in January 2001. The primary purpose of these notes was to finance the acquisition of Ducros, which was completed in August 2000, and replace substantially all of the existing commercial paper notes that were used to temporarily finance the acquisition. Medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2006, with interest paid semi-annually at the rate of 6.4%. Additional medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2008, with interest paid semi-annually at the rate of 6.8%.

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


                                       (8)

In July 2001 the Company retired $75.0 million of 8.95% fixed-rate notes with commercial paper. The variable interest on the commercial paper is being hedged by interest rate swaps from 2001 through 2011. Net interest payments will be fixed at 6.35% over that period. The interest rate swap settles at six month intervals beginning in January, 2002.

                                       (9)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended August 31, 2001, the Company reported net income of $34.3 million versus $31.3 million for the comparable period last year. Diluted earnings per share were $.49 for the third quarter of 2001 compared to $.45 last year. For the nine months ended August 31, 2001, net income was $87.5 million versus $79.9 million for the comparable period last year. Diluted earnings per share were $1.25 for the first nine months of 2001, compared to $1.15 last year.

Earnings per share for the quarter ended August 31, 2001, increased to $.49 from $.45 in 2000. Results from Ducros for the quarter diluted earnings by $.03 per share. In the third quarter, excluding dilution from the Ducros acquisition, earnings per share for 2001 were $.52, an increase of $.07 versus the prior year. This was achieved through $.02 of higher operating income, $.03 in reduced interest expense, $.01 of other income and $.01 from a lower effective tax rate.

RESULTS OF OPERATIONS

Net sales for the quarter ended August 31, 2001 increased 15.1% over the comparable quarter of 2000. Excluding foreign exchange and the Ducros business, sales increased 3.8% over the comparable quarter of 2000.

For the nine months ended August 31, 2001, net sales increased 15.7% over the comparable period last year. Excluding foreign exchange and the Ducros business, sales grew 4.1% over the comparable period last year.


                                           Three months ended                       Nine months ended
                                               August 31,                              August 31,
                                         2001              2000                  2001              2000
                                         ----              ----                  ----              ----
                                                                  (in millions)
NET SALES
Consumer                                $261.6            $201.9              $  791.6          $  606.3
Industrial                               263.3             248.6                 739.6             705.2
Packaging                                 45.8              45.4                 140.2             132.5
                                        ------            ------              --------          --------
                                        $570.7            $495.9              $1,671.4          $1,444.0


Consumer sales rose 29.6% versus last year's third quarter and increased 3.7% excluding the impact of Ducros and foreign exchange. In local currency, consumer sales were up 3.7% in the Americas, due primarily to favorable sales volume and pricing. In Europe, sales in local currency were up 3.2% (excluding Ducros). This increase is mainly attributable to favorable product mix. In local currency, sales in Asia Pacific increased 5.9% due to higher volume in China and favorable product mix. For the nine months ended August 31, 2001, consumer sales increased $185.3 million or 30.6%. Excluding the

                                      (10)
impact of Ducros and foreign exchange, sales increased 4.0% due primarily to volume growth and favorable product mix.

Industrial sales increased 5.9% versus last year's third quarter and increased 4.3% excluding the impact of Ducros and foreign exchange. In local currency, industrial sales increased 4.6% in the Americas primarily due to higher restaurant sales, strong snack seasoning sales, and increased sales to membership clubs in the food service business. In local currency, sales in Europe increased 2.7%(excluding Ducros) due to increased volume. Sales in Asia Pacific, in local currency, rose 4.1% primarily attributable to increased restaurant sales offset slightly by soft retail sales. For the nine months ended August 31, 2001, industrial sales increased $34.4 million or 4.9%. Excluding the impact of Ducros and foreign exchange, sales increased 3.9% due to volume growth offset slightly by product mix.

The packaging business reported third party sales up slightly from $45.4 million to $45.8 million as compared to the third quarter last year. Sales for the nine months ended August 31, 2001, increased $7.6 million or 5.8%. Strong tube and bottle sales in the first half of the year account for the increase year-to-date.

Gross profit margin for the third quarter was 40.1%, 5.2 percentage points above last year. In the industrial business, gross profit margin improvement was mainly due to a shift in product mix to higher margin, more value added products as well as cost reductions. In our consumer business gross profit margin improvement was due to a combination of the addition of the Ducros business, price increases in the U.S. business, cost reductions and lower pepper costs, partially offset by higher costs of other commodities. These factors also impacted the nine months ended August 31, 2001, improving the Company's gross profit margin to 39.4% from 35.1% in the comparable period last year.

Selling, general and administrative expenses increased in the third quarter and nine months ended August 31, 2001, as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to the new Ducros business, including $6.1 million in related goodwill amortization expense year to date, increased distribution expenses due to higher energy costs, and higher investment spending. In the first quarter of 2000, the Company booked a reserve in the amount of $3.8 million for the AmeriServ bankruptcy. In 2001, investment spending included advertising in the third quarter, which was a shift from the first half of the year, as well as continued spending for the Beyond 2000 program in the third quarter and nine months ended August 31, 2001.

                                      (11)



                                              Three months ended                      Nine months ended
                                                  August 31,                              August 31,
                                             2001             2000                  2001              2000
                                             ----             ----                  ----              ----
                                                                      (in millions)
OPERATING INCOME
Consumer                                     $28.3           $29.7                 $82.0             $76.2
Industrial                                    30.3            23.3                  73.9              59.1
Packaging                                      4.8             4.8                  15.9              16.3
                                             -----           -----                ------             -----
Combined segments (1)                        $63.4           $57.8                $171.8            $151.6


(1) Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

Total operating income for the Company increased $5.3 million or 10.5% and operating margin decreased to 9.9% from 10.3% for the quarter ended August 31, 2001, as compared to last year. In the consumer segment, operating income was $28.3 million, 4.7% below last year's quarter. As a percent of net sales, operating income decreased to 10.8% from 14.7%. This quarter, the consumer segment was impacted by incremental advertising spending and expenses related to cost saving initiatives. Operating income for the quarter in the industrial segment was $30.3 million, a 30.5% increase versus last year. As a percent of net sales, operating income increased to 11.5% from 9.4% in the third quarter of 2000. Margin improvement in the industrial business was particularly strong due to product mix in the food service and restaurant divisions, as well as cost reduction initiatives. Operating income, including inter-segment business, in the packaging division was $4.8 million, even with last year's result. For the nine months ended August 31, 2001, operating income for the total Company increased $22.9 million or 17.8%, and operating income margin increased from 8.9% to 9.0% over the comparable period last year.

Interest expense for the three and nine months ended August 31, 2001, was $12.7 million and $40.8 million, respectively, versus $9.1 million and $24.8 million for the comparable period last year. The total debt levels in 2001 are significantly higher compared to last year as a result of the Ducros acquisition. Excluding Ducros, interest expense for the quarter would have been down compared to the prior year due to favorable interest rates and lower debt levels.

Other income for the quarter ended August 31, 2001 was $1.4 million and for the nine months ended August 31, 2001 was $2.3 million. The majority of the increase is interest income but is also attributable to exchange gains on foreign currency transactions.

The effective tax rate for both the quarter and nine months ended August 31, 2001, was 33.1% versus 35.6% for the third quarter and 35.7% for the nine months ended August 31, 2000. The Company transacts business in many different taxing jurisdictions around the world, which all incur differing tax rates. The mix of earnings among these jurisdictions is what has caused a lower tax rate in 2001 versus 2000.

Income from unconsolidated operations was $4.6 million and $13.9


                                      (12)
million for the three and nine months ended August 31, 2001, respectively, which is comparable to last year. The Ducros acquisition included an investment in a joint venture with a minority interest. This minority interest was $.5 million and $1.6 million for the three and nine months ended August 31, 2001, respectively.

MARKET RISK SENSITIVITY

FOREIGN CURRENCY

The fair value of the Company's portfolio of forward contracts was $0.2 million and $0.5 million as of August 31, 2001 and August 31, 2000, respectively.

INTEREST RATES

The fair value of the Company's interest rate swaps was ($4.3) million and $3.4 million as of August 31, 2001 and August 31, 2000, respectively. The Company intends to hold the interest rate swaps until maturity.

During the first quarter of 2001, the Company settled the forward starting interest rate swaps used to manage the interest rate risk associated with the medium-term notes issued during that quarter. See Note 5 of Notes to Condensed Consolidated Financial Statements for more details.

The following table details the maturity values and average interest rates by year for the Company's fixed and variable debt instruments:


                                                                  Year of Maturity
                                                                                                 There-
(millions)                  2001            2002              2003              2004             after         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed rate                 $ 77.3 (1)       $0.2              $0.1              $16.0            $432.2        $525.8
Ave. interest rate           6.43%          8.00%             8.00%              7.17%             7.48%
---------------------------------------------------------------------------------------------------------------------------
Variable rate              $251.6           $0.3              $0.3              $ 0.3            $  4.8        $257.3
Ave. interest rate           3.72%          6.61%             6.61%              6.61%             5.12%
---------------------------------------------------------------------------------------------------------------------------

(1) $75.0 million of commercial paper is classified as fixed rate debt, as the commercial paper has been hedged by an interest rate swap which converts the interest rate from floating to fixed.

The fair value of the Company's short-term borrowings approximates its carrying value. The fair value of long-term borrowings including the current portion of long-term debt is $484.0 million at August 31, 2001.

FINANCIAL CONDITION

In the Condensed Consolidated Statement of Cash Flows, cash flows provided by operating activities decreased from $48.7 million to $42.1 million for the nine months ended August 31, 2000 and 2001, respectively. This decrease is due primarily to the timing of the working capital components of prepaid expenses and accounts payable. In addition, there was a $14.7 million swap settlement in the first quarter of 2001 as a result of the Ducros acquisition financing. The decrease was partially offset with favorable profits excluding depreciation and amortization, increases in dividends received from unconsolidated operations, and favorable changes in inventories and trade receivables.


                                      (13)

Investing activities used cash of $79.1 million in the first nine months of 2001 versus $422.6 million in the comparable period of 2000. In 2000, the Company acquired a regional line of Hispanic consumer food products in the U.S., a 50% interest in a company which offers a full line of fresh herbs for sale in both consumer and foodservice markets, and completed the acquisition of Ducros. Capital expenditures in 2001 may exceed the Company's initial target range of $85-$95 million due to incremental capital spending on certain recently identified projects that provide future cost reduction benefits or that support newly identified growth opportunities.

Cash flows from financing activities provided cash of $45.1 million in the nine months ended August 31, 2001, compared to $397.3 million in the same period last year. In the third quarter of 2000, the Company acquired Ducros which resulted in increased cash flows from short-term borrowings. In the first quarter of 2001, the Company finalized its medium-term note program for the Ducros acquisition, which replaced substantially all of the existing commercial paper notes used to finance the transaction. Last year, 2.1 million shares of common stock were repurchased under the Company's share repurchase program. This program was suspended due to the Ducros acquisition, therefore no shares were repurchased this year under the plan. In the nine months ended August 31, 2001, the activity in the Company's stock option plan resulted in an increase in common stock issued and accounted for the majority of the $10.9 million of common stock acquired. In addition, during the third quarter of 2001, the Company retired $75.0 million of 8.95% fixed rate notes with commercial paper. The variable rate on the commercial paper is being hedged by interest rate swaps from 2001 through 2011.

The Company's ratio of debt-to-total capital was 64.1% as of August 31, 2001, down from 70.7% at August 31, 2000 and 65.8% at November 30, 2000. The decrease was primarily due to both cash generated and earnings generated from operations since the Ducros acquisition.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

The Company does not anticipate that the September 11, 2001 terrorist attacks against the United States will have any material effect on its results of operations.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the stock repurchase program, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: actions of competitors, customer relationships, and final negotiation of third-


                                      (14)
party contracts, the impact of stock market conditions on the stock repurchase program, fluctuations in the cost and availability of supply- chain resources and global economic conditions, including interest and currency rate fluctuations and inflation rates. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits                   See Exhibit Index at pages 16-18
                                    of this Report on Form 10-Q.

(b)      Reports on Form 8-K.       None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McCORMICK & COMPANY, INCORPORATED


Date:  October 12, 2001             By:     /s/ FRANCIS A. CONTINO
     -------------------------         -----------------------------
                                         Francis A. Contino
                                         Executive Vice President & Chief
                                         Financial Officer


Date:  October 12, 2001             By:     /s/ KENNETH A. KELLY, JR.
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

(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick & Company,                     Incorporated by reference from Registration
    Incorporated dated April l6, 1990                                  Form S-8, Registration No. 33-39582 as filed with
                                                                       the Securities and Exchange Commission on March 25, 1991.

    Articles of Amendment to Charter of                                Incorporated by reference from Registration Form S-8
    McCormick & Company, Incorporated                                  Registration Statement No. 33-59842 as filed with the
    dated April 1, 1992                                                Securities and Exchange Commission on March 19, 1993.

    By-laws of McCormick & Company,                                    Incorporated by reference from Registrant's Form 10-Q for
    Incorporated-Restated and                                          the quarter ended May 31, 1996 as filed with the Securities
    Amended as of June 17, 1996.                                       and Exchange Commission on July 12, 1996.


(4) Instruments defining the rights of                                 With respect to rights of holders of equity securities, see
    security holders, including                                        Exhibits 3(Restatement of Charter) and 4.1 (Summary of
    indentures.                                                        Certain Exchange Rights). No instrument of Registrant with respect to long-term debt involves an amount of authorized securities which exceeds 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.
                                                                       Registrant agrees to furnish a copy of any instrument upon request of the Securities and Exchange Commission.


                                      (16)

(4.1) Summary of certain exchange                     Attached as Exhibit 4.1
      rights.

(10)     Material contracts.

         (i) Registrant's supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is described in the McCormick Supplemental Executive Retirement Plan, a copy of which is attached to this report as Exhibit 10.1.

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


                                      (17)

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







                                      (18)