Form 10-K
period 2001-11-30
MCCORMICK & CO INC
filed 2002-02-19
CIK 63754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2001	Commission file number 0-748

McCORMICK & COMPANY, INCORPORATED

Maryland (State of incorporation)	52-0408290 (IRS Employer Identification No.)
18 Loveton Circle Sparks, Maryland (Address of principal executive offices)	21152 (Zip Code)

Registrant's telephone number, including area code (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value (Title of Class)	Common Stock Non-Voting, No Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    /x/    No    / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    /x/

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2002...$227,043,597

The aggregate market value of the non-voting stock held by non-affiliates of the registrant at January 31, 2002....$2,701,931,190

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

NUMBER OF SHARES OUTSTANDING

Class		Date
Common Stock	7,912,180	January 31, 2002
Common Stock Non-Voting	61,422,303	January 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10 into which incorporated
Registrant's 2001 Annual Report to Stockholders	Part I, Part II, Part IV
Registrant's Proxy Statement dated February 15, 2002	Part III

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

        The Registrant operates in three business segments: consumer; industrial; and packaging. The consumer segment sells spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the "McCormick" brand, and the "Club House" brand in Canada, the "Schwartz" brand in the U.K. and the "Ducros" brand in Europe. The industrial segment sells spices, herbs, extracts, proprietary seasonings, condiments, coatings and compound flavors to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment sells plastic packaging products to the food, personal care and other industries, primarily in the U.S. See Note 13 "Business Segments and Geographic Areas" of the Notes to Consolidated Financial Statements on pages 44 and 45 of the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference. Additional financial information about the Registrant's business segments is incorporated by reference from "Management's Discussion and Analysis" on pages 22 through 30 of the Annual Report to Stockholders for 2001, which pages are incorporated by reference.

        The Registrant's Annual Report to Stockholders for 2001, which is enclosed as Exhibit 13, contains a description of the business on pages 11 through 19, which pages are incorporated by reference. Unless otherwise indicated, all references to amounts in this Report or in the Registrant's Annual Report to Stockholders for 2001 are amounts from continuing operations.

Raw Materials

        Many of the spices and herbs purchased by the Registrant are imported into the U.S. from the country of origin, although significant quantities of some materials, such as paprika, dehydrated vegetables, onion and garlic, and food ingredients other than spices and herbs, originate in the U.S. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from their countries of origin. In addition, the Registrant also purchases cheese and dairy powders from U.S. sources for use in many industrial products.

        The raw materials most important to the Registrant are cheese and dairy powders, black pepper, onion, garlic, capsicums (paprika and chili peppers) and vanilla beans. The Registrant is not aware of any restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, the Registrant uses a combination of open market purchases and advance purchase commitments, most of which are short-term in nature, to minimize volatility in price and uncertainty of supply.

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

        The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 2001. Sales to the Registrant's five largest customers represented approximately 24% of consolidated net sales.

        The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Trademarks, Licenses and Patents

        The Registrant owns a number of trademark registrations. Although in the aggregate these trademarks may be material to the Registrant's business, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick," "Schwartz," "Club House" and "Ducros" trademarks, would not have a material adverse effect on the Registrant's business. The "McCormick" trademark is extensively used by the Registrant in connection with the sale of virtually all of the Registrant's food products worldwide, with the exception of Canada, Europe and the U.K. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

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

Working Capital

        In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Registrant's liquidity and capital resources, see Note 5 "Financing Arrangements" of the Notes to Consolidated Financial Statements on pages 39 and 40 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference, and the "Financial Condition" section of "Management's Discussion and Analysis" on pages 26 and 27 of the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference.

Competition

        The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see pages 11 through 19 in the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference.

Research and Quality Control

        The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 2001, 2000 and 1999 were approximately $53 million, $48.4 million and $42.8 million, respectively. Of these amounts, expenditures for research and development amounted to $27.1million in 2001, $24.9 million in 2000 and $21.4 million in 1999. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

        Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. There were no material capital expenditures for environmental control facilities in 2001 and there are no material expenditures planned for such purposes in 2002.

Employees

        The Registrant had on average approximately 8,493 employees during 2001. The Registrant believes its relationship with employees to be very good. The Registrant has no collective bargaining contracts in the United States and eight such agreements affecting approximately 1,050 employees in its foreign subsidiaries.

International Operations

        The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange and price controls, restrictions on investments, royalties and dividends and exchange rate fluctuations. Within the consumer and industrial segments, approximately one-third of net sales in 2001 was from international operations.

        For additional information, see "Geographic Areas" within Note 13 of the Notes to Consolidated Financial Statements on page 45 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference, and the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 28 and 29 of the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference.

Forward-Looking Information

        For a discussion of forward-looking information, see the "Forward-Looking Information" section of "Management's Discussion and Analysis" on page 30 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference.

Item 2. Properties

        The Registrant's principal executive offices and main research facilities are owned and located in suburban Baltimore, Maryland.

        The following is a list of the Registrant's principal manufacturing properties, all of which are owned except for the facilities in Monroe Township, New Jersey, Sydney, Australia and one of the facilities in Melbourne, Australia:

        United States

    Hunt Valley, Maryland—consumer and industrial (4 principal plants)
    Salinas, California—consumer and industrial
    Commerce, California—consumer
    Dallas, Texas—industrial
    Atlanta, Georgia—industrial
    South Bend, Indiana—industrial
    Anaheim, California—packaging
    Oxnard, California—packaging
    Easthampton, Massachusetts—packaging
    Monroe Township, New Jersey—packaging

        Canada

    London, Ontario—consumer and industrial
    Mississauga, Ontario—industrial

        United Kingdom

    Haddenham, England—consumer and industrial
    Paisley, Scotland—industrial

        France

    Carpentras—consumer and industrial
    Monteaux—consumer (2 principal plants)

        Australia

    Melbourne—consumer and industrial
    Sydney—consumer and industrial

        China

    Shanghai—consumer and industrial
    Guangzhou—industrial

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

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of Registrant's fiscal year 2001 to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Registrant has disclosed in Note 15 "Selected Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements on page 45 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference, the information relating to the market price and dividends paid on Registrant's common stocks.

        The Registrant's non-voting common stock and voting common stock are listed and traded on the New York Stock Exchange. The approximate number of holders of common stock of the Registrant based on record ownership as of January 31, 2002 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	10,000

        The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange and price controls, restrictions on investments, royalties and dividends and exchange rate fluctuations. Within the consumer and industrial segments in the aggregate, approximately one-third of net sales in 2001 was from international operations.

Item 6. Selected Financial Data

        This information is set forth on the line items entitled "Net sales," "Net income-continuing operations," "Earnings per share—assuming dilution—continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" in the "Historical Financial Summary" on page 31 of the Registrant's Annual Report to Stockholders for 2001, which line items are incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This information is set forth in "Management's Discussion and Analysis" on pages 22 through 30 of the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Material Risk

        This information is set forth in the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 28 and 29 of the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference, and in Note 6 "Financial Instruments" on page 40 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data are included on pages 33 through 45 of the Registrant's Annual Report to Stockholders for 2001, which pages are incorporated by reference. The Report of Independent Auditors from Ernst & Young LLP on such financial statements is included on page 32 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference. The supplemental schedule for 1999, 2000, and 2001 is included on page 12 of this Report on Form 10-K.

        The unaudited quarterly data is included in Note 15 "Selected Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements on page 45 of the Registrant's Annual Report to Stockholders for 2001, which page is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act

        The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2002, which sets forth the information required by this Item in the "Election of Directors" section on pages 3 through 6, which pages are incorporated by reference and in the "Section 16(a) Beneficial Ownership Reporting Requirements" section on page 17, which page is incorporated by reference. In addition to the executive officers and directors discussed in the Proxy Statement, H. Grey Goode, Jr., Kenneth A. Kelly, Jr., Christopher J. Kurtzman, Robert W. Skelton and Gordon M. Stetz, Jr. are also executive officers of the Registrant.

        Mr. Goode is 53 years old and has had the following work experience during the last five years: 1/01 to present—Vice President-Tax; 9/96 to 01/01—Director of Tax.

        Mr. Kelly is 47 years old and has had the following work experience during the last five years: 2/00 to present—Vice President and Controller; 7/97 to 2/00—Vice President of Finance and Administration/McCormick Schilling Division; 3/96 to 7/97—Director of Corporate Accounting.

        Mr. Kurtzman is 49 years old and has had the following work experience during the last five years: 2/96 to present—Vice President and Treasurer.

        Mr. Skelton is 54 years old and has had the following work experience during the last five years: 6/97 to present—Vice President, General Counsel and Secretary; 4/96 to 6/97—Vice President and General Counsel.

        Mr. Stetz is 41 years old and has had the following work experience during the last five years: 6/98 to present—Vice President, Acquisitions and Financial Planning; 2/95 to 6/98—Assistant Treasurer, Investor Relations/Financial Services.

Item 11. Executive Compensation

        The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2002, which sets forth the information required by this Item on pages 8 through 16, which pages are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2002, which sets forth the information required by this Item on pages 2 through 6, which pages are incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        The Registrant has filed with the Commission a definitive copy of its Proxy Statement dated February 15, 2002, which sets forth the information required by this Item at page 7, which page is incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this Form:

  1.
  The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 11 of this Report.

  2.
  The financial statement schedules required by Item 8 of this Form 10-K that are listed in the Table of Contents appearing on page 11 of this Report.

  3.
  The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K are listed on the accompanying Exhibit Index at pages 13 through 15 of this Report.

  (b)
  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By: /s/ Robert J. Lawless Robert J. Lawless	Chairman, President & Chief Executive Officer	February 18, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Robert J. Lawless Robert J. Lawless	Chairman, President & Chief Executive Officer	February 18, 2002
Principal Financial Officer:
/s/ Francis A. Contino Francis A. Contino	Executive Vice President & Chief Financial Officer	February 18, 2002
Principal Accounting Officer:
/s/ Kenneth A. Kelly, Jr. Kenneth A. Kelly, Jr.	Vice President & Controller	February 18, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:
/s/ Barry H. Beracha Barry H. Beracha	February 18, 2002
/s/ James T. Brady James T. Brady	February 18, 2002
/s/ Francis A. Contino Francis A. Contino	February 18, 2002
/s/ Robert G. Davey Robert G. Davey	February 18, 2002
/s/ Edward S. Dunn, Jr. Edward S. Dunn, Jr.	February 18, 2002
/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	February 18, 2002
/s/ Freeman A. Hrabowski, III Freeman A. Hrabowski, III	February 18, 2002
/s/ Robert J. Lawless Robert J. Lawless	February 18, 2002
/s/ John C. Molan John C. Molan	February 18, 2002
/s/ Carroll D. Nordhoff Carroll D. Nordhoff	February 18, 2002
/s/ Robert W. Schroeder Robert W. Schroeder	February 18, 2002
/s/ William E. Stevens William E. Stevens	February 18, 2002
/s/ Karen D. Weatherholtz Karen D. Weatherholtz	February 18, 2002

McCORMICK & COMPANY, INCORPORATED

TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant's 2001 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

  Consolidated Statement of Income for the Years Ended November 30, 2001, 2000 & 1999
  Consolidated Balance Sheet, November 30, 2001 & 2000
  Consolidated Statement of Cash Flows for the Years Ended November 30, 2001, 2000 & 1999
  Consolidated Statement of Shareholders' Equity for the Years Ended November 30, 2001, 2000 & 1999
  Notes to Consolidated Financial Statements
  Report of Independent Auditors

Included in Part IV of this Annual Report:

  Supplemental Financial Schedules:
  II—Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

* Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2001 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2001 accompanies this Annual Report on Form 10-K.

Supplemental Financial Schedule II
Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

.McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS (IN MILLIONS)

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year
Year ended November 30, 2001
Allowance for doubtful receivables	$6.6	$3.7	$2.8(1)	$7.5
Year ended November 30, 2000
Allowance for doubtful receivables	$3.8	$6.5(2)	$3.7(1)	$6.6
Year ended November 30, 1999
Allowance for doubtful receivables	$4.0	$1.7	$1.9(1)	$3.8

Notes:
(1) Accounts written off net of recoveries.
(2) Additions include allowances acquired in the Ducros acquisition.

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.
(3)	Articles of Incorporation and By-Laws
	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Registration Form S-8 Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
	By-laws of McCormick & Company, Incorporated—Restated and Amended as of June 17, 1996	Incorporated by reference from Registrant's Form 10-Q for the quarter ended May 31, 1996 as filed with the Securities and Exchange Commission on July 12, 1996.
(4)	Instruments defining the rights of security holders, including indentures
With respect to rights of holders of equity securities, see Exhibit 3 (Restatement of Charter) and the Summary of Certain Exchange Rights, a copy of which was attached as Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001, which report is incorporated by reference. No instrument of Registrant with respect to long-term debt involves an amount of authorized securities which exceeds 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of any such instrument upon request of the Commission.
(9)	Voting Trust Agreement	Not applicable.
(10)	Material Contracts

    i) Registrant's supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is described in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, which report is incorporated by reference.

    ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statement No. 333-57590 as filed with the Securities and Exchange Commission on March 25, 2001, which statement is incorporated by reference.

    iii) The 2002 McCormick Mid-Term Incentive Plan provided to a limited number of senior executives, is described on pages 23 through 31 of the Registrant's definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, which pages are incorporated by reference.

    iv) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

    (v) The Deferred Compensation Plan in which directors, officers and certain other management employees participate, is described in the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 12, 1999, which statement is incorporated by reference.

    (vi) Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie—CFS, dated August 31, 2000, which agreement is incorporated by reference from Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000, as amended on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

(11)	Statement re computation of per-share earnings	Footnote 11 on page 43 of Exhibit 13.
(12)	Statements re computation of ratios	Pages 22 and 26 through 27 of Exhibit 13.
(13)	Annual Report to Security Holders
	McCormick & Company, Incorporated Annual Report to Stockholders for 2001	Submitted in electronic format.
(16)	Letter re change in certifying accountant	Not applicable.
(18)	Letter re change in accounting principles	Not applicable.
(21)	Subsidiaries of the Registrant	Page 46 of Exhibit 13.
(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.
(23)	Consent of independent auditors	Page 16 of this Report on Form 10-K.
(24)	Power of attorney	Not applicable.
(27)	Financial Data Schedule	Not required.
(99)	Additional exhibits	Registrant's definitive Proxy Statement dated February 15, 2002

QuickLinks

NUMBER OF SHARES OUTSTANDING
DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
McCORMICK & COMPANY, INCORPORATED
SIGNATURES
McCORMICK & COMPANY, INCORPORATED TABLE OF CONTENTS AND RELATED INFORMATION
McCORMICK & COMPANY, INCORPORATED VALUATION AND QUALIFYING ACCOUNTS (IN MILLIONS) .McCORMICK & COMPANY, INCORPORATED VALUATION AND QUALIFYING ACCOUNTS (IN MILLIONS)
EXHIBIT INDEX