Form 10-Q
period 2002-02-28
MCCORMICK & CO INC
filed 2002-04-11
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   FEBRUARY 28, 2002   Commission File Number 0-748
                  --------------------                         ------


                MCCORMICK & COMPANY, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of  registrant as specified in its charter)


           MARYLAND                                      52-0408290
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


18 LOVETON CIRCLE,   P.O. BOX 6000, SPARKS, MD           21152-6000
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


                                       Shares Outstanding
                                       February 28, 2002
                                       ------------------

   Common Stock                            15,933,818

   Common Stock Non-Voting                123,280,360


                         PART I - FINANCIAL INFORMATION

ITEM 1                         FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)


                                                                              Three Months Ended
                                                                         Feb. 28,            Feb. 28,
                                                                           2002                 2001
                                                                           ----                 ----

Net sales                                                                $518,906            $499,447
  Cost of goods sold                                                      333,655             329,818
                                                                         --------            --------

Gross profit                                                              185,251             169,629

  Selling, general and
   administrative expense                                                 132,786             124,690
  Special charges                                                             367                -
                                                                         --------            --------

Operating income                                                           52,098              44,939

  Interest expense                                                         11,063              14,287
  Other income, net                                                         1,047                 973
                                                                         --------            --------

Income before income taxes                                                 42,082              31,625

  Income taxes                                                             13,246              10,468
                                                                         --------            --------

Net income from consolidated
  operations                                                               28,836              21,157

  Income from unconsolidated
   operations                                                               5,678               6,079

  Minority interest                                                          (673)               (650)
                                                                         ---------           ---------

Net income                                                               $ 33,841            $ 26,586
                                                                         ========            ========

Earnings per common share -
  Basic
Net income                                                                  $0.24               $0.19
                                                                         ========            ========
Net income excluding goodwill (note 7)                                      $0.24               $0.22
                                                                         ========            ========

Earnings per common share -
  assuming dilution
Net income                                                                  $0.24               $0.19
                                                                         ========            ========
Net income excluding goodwill (note 7)                                      $0.24               $0.21
                                                                         ========            ========

Cash dividends declared per
  common share                                                              $0.105              $0.10
                                                                         =========           ========

Basic and diluted earnings per common share and cash dividends declared per common share have been adjusted for the stock split that was effective April 8, 2002.

            See notes to condensed consolidated financial statements.


                                                     (1)



                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                  Feb. 28,           Feb. 28,            Nov. 30,
                                                                                    2002              2001                 2001
                                                                                  --------          --------             --------
ASSETS                                                                          (Unaudited)       (Unaudited)
  Current Assets
     Cash and cash equivalents                                                    $ 62,181           $ 31,292            $ 31,331
     Accounts receivable, net                                                      269,894            264,118             295,539
     Inventories
        Raw materials and supplies                                                 116,207            126,396             117,988
        Finished products and work-in
               process                                                             165,675            158,560             160,085
                                                                                   -------          ---------            --------
                                                                                   281,882            284,956             278,073
     Other current assets                                                           31,282             20,672              30,857
                                                                                   -------          ---------            --------
        Total current assets                                                       645,239            601,038             635,800
                                                                                   -------          ---------            --------

  Property, plant and equipment                                                    917,309            802,266             887,318
  Less: Accumulated depreciation                                                  (474,754)          (420,500)           (462,869)
                                                                                  ---------         ---------            --------
          Total property, plant and
      equipment, net                                                               442,555            381,766             424,449
                                                                                   -------          ---------            --------

  Goodwill, net                                                                    450,659            467,407             458,800
   Intangible assets, net                                                            5,793              6,032               5,842
  Prepaid allowances                                                               125,348            116,260              99,263
  Investments and other assets                                                     149,091            116,623             147,870
                                                                                   -------          ---------            --------

        Total assets                                                            $1,818,685         $1,689,126          $1,772,024
                                                                                ==========          =========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Short-term borrowings                                                        $295,142           $252,947            $209,843
     Current portion of long-term debt                                                 994             82,986               1,036
     Trade accounts payable                                                        184,269            162,242             183,974
     Other accrued liabilities                                                     259,579            236,668             318,990
                                                                                   -------          ---------           ---------

        Total current liabilities                                                  739,984            734,843             713,843
                                                                                   -------          ---------           ---------

  Long-term debt                                                                   454,135            454,022             454,068
  Other long-term liabilities                                                      136,433            102,115             128,095
                                                                                   -------          ---------           ---------
        Total liabilities                                                        1,330,552          1,290,980           1,296,006
                                                                                 ---------         ----------           ---------

  Minority Interest                                                                 11,145             12,480              13,003

  Shareholders' Equity
     Common stock                                                                   68,887             55,119              60,364
     Common stock non-voting                                                       148,207            128,706             142,522
     Retained earnings                                                             358,873            270,904             344,068
     Other comprehensive income                                                    (98,979)           (69,063)            (83,939)
                                                                                   --------         ---------            --------

        Total shareholders' equity                                                 476,988            385,666             463,015
                                                                                   -------          ---------           ---------

        Total liabilities and
           shareholders' equity                                                 $1,818,685         $1,689,126          $1,772,024
                                                                                ==========          =========          ==========

            See notes to condensed consolidated financial statements.

                                                              (2)

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                                                     Three Months Ended
                                                                                                 Feb. 28,         Feb. 28,
                                                                                                   2002             2001
                                                                                                 --------         --------

Operating activities
   Net income                                                                                     $33,841          $26,586
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
        Depreciation and amortization                                                              14,906           17,285
        Income from unconsolidated operations                                                      (5,678)          (6,079)
        Changes in operating assets and liabilities                                               (60,238)         (83,718)
        Dividends from unconsolidated affiliates                                                    2,250            6,662
        Other                                                                                         105               17
                                                                                                  -------          -------

Net cash used in operating activities                                                             (14,814)         (39,247)
                                                                                                  -------          -------

Investing activities
   Capital expenditures                                                                           (35,817)         (21,148)
   Other                                                                                              587              399
                                                                                                  -------          -------
Net cash used in investing activities                                                             (35,230)         (20,749)
                                                                                                  -------          -------

Financing activities
   Short-term borrowings, net                                                                      85,309         (220,175)
   Long-term debt borrowings                                                                            0          297,987
   Long-term debt repayments                                                                           67                0
   Common stock issued                                                                             14,966            9,394
   Common stock acquired by purchase                                                               (5,257)          (6,168)
   Dividends paid                                                                                 (14,536)         (13,693)
                                                                                                  -------          -------
Net cash provided by financing activities                                                          80,549           67,345
                                                                                                  -------          -------

Effect of exchange rate changes on cash and
    cash equivalents                                                                                  345               53
                                                                                                  -------          -------

Increase in cash and cash equivalents                                                              30,850            7,402
Cash and cash equivalents at beginning of period                                                   31,331           23,890
                                                                                                  -------          -------

Cash and cash equivalents at end of period                                                        $62,181          $31,292
                                                                                                  =======          =======

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

The results of consolidated operations for the three-month period ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.
The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

ACCOUNTING AND DISCLOSURE CHANGES

In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This required the Company to reclassify certain marketing expenses as a reduction of sales in the first quarter of 2002. Concurrent with the adoption of EITF 01-09, the Company also reclassified certain expenses from selling, general, and administrative expense to cost of goods sold. Prior periods were also reclassified. The effect of these reclassifications on the first quarter of 2001 was a decrease to sales of $34.1 million, an increase in cost of goods sold of $4.8 million, and a decrease in selling, general and administrative expenses of $38.9 million. These reclassifications decreased gross profit margin as a percentage of sales from 39.1% to 34.0% and increased operating income as a percentage of sales from 8.4% to 9.0%. These reclassifications do not impact net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting, and further clarifies the criteria for recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company has adopted SFAS No. 141 and No. 142 as of December 1, 2001. Refer to Note 7 for further information.

                                       (4)

2. SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. The total plan will cost approximately $32.6 million ($25.6 million after tax) and will be completed by 2003. Total cash expenditures in connection with these costs will approximate $13.7 million, which will be funded through internally generated funds. Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management. The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general, and administrative expenses in the consolidated statement of income.

In the fourth quarter of 2001, the Company recorded charges of $11.7 million ($7.7 million after tax) under this plan. Of this amount $10.8 million was classified as special charges and $0.9 million as cost of goods sold in the consolidated statement of income. Additional amounts under the plan were not recorded since they were either incremental costs directly related to the implementation of the plan, or the plans were not sufficiently detailed to allow for accounting accrual.

The costs recorded in the fourth quarter of 2001 related to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a workforce reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of February 28, 2002, 140 of the 275 position reductions had been realized.

During the first quarter of 2002, the Company recorded special charges of $0.4 million ($0.2 million after tax). The costs recorded in the first quarter of 2002 primarily related to a realignment of our sales and marketing operations in the U.S. These expenses were classified as special charges in the consolidated statement of income.

The major components of the special charges and the remaining accrual balance as of February 28, 2002 follow:




                                               Severance
                                             and personnel           Asset            Other
                                                 costs            write-downs       exit costs        Total
                                             ------------         -----------       ----------        -----
2001
Special charges                                    $6.3                  $1.6             $3.8        $11.7
Amounts utilized                                    (.5)                 (1.6)               -         (2.1)
                                                  -----                 -----            -----        -----
  November 30, 2001                                $5.8                   $ -             $3.8         $9.6

2002
Special charges                                    $ -                    $.1              $.3          $.4
Amounts utilized                                    (.3)                  (.1)             (.4)         (.8)
                                                  -----                 -----            -----        -----
  February 28, 2002                                $5.5                    $-             $3.7         $9.2
                                                  =====                 =====            =====        =====


                                       (5)

3. EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:



                                              Three Months Ended
                                               Feb. 28,  Feb. 28,
                                                2002       2001
                                                ----       ----
                                                 (in thousands)
Average shares outstanding -
 basic                                        138,671    137,010

 Effect of dilutive securities:
   Stock options and
   Employee stock purchase plan                 2,672      1,510
                                              -------    -------

Average shares outstanding -
 assuming dilution                            141,343    138,520
                                              =======    =======


Basic and diluted earnings per common share have been adjusted for the stock split that was effective April 8, 2002.

4. COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:



                                                   Three Months Ended
                                                  Feb. 28,    Feb. 28,
                                                   2002         2001
                                                   ----         ----
                                                     (in thousands)

Net income                                       $ 33,841     $ 26,586
Other comprehensive income:
  Minimum pension liability
    adjustment                                     (5,692)           -
  Net unrealized gain on pension
    assets                                            997            -
  Foreign currency
    translation adjustments                       (11,180)      19,212
  Derivative financial
    instruments                                       835       (9,010)
                                                   ------    ---------
Comprehensive income                              $18,801     $ 36,788
                                                  =======     ========

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

                                       (6)

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



                                                                 Total             Corporate &
                                          Consumer  Industrial   Food   Packaging  Eliminations   Total
                                          --------  ----------   -----  ---------  ------------   -----
                                                                   (in millions)
THREE MONTHS ENDED FEB. 28, 2002
Net sales                                   $237.3      $244.5   $481.8     $37.1     $  -       $518.9
Intersegment sales                               -         2.9      2.9      10.1       (13.0)        -
Operating income                              35.2        23.3     58.5       2.9        (9.3)     52.1
Operating income excluding special
  charges and goodwill amortization           35.6        23.3     58.9       2.9        (9.3)     52.5
Income from unconsolidated
  operations                                   5.4         0.3      5.7         -           -       5.7

THREE MONTHS ENDED FEB. 28, 2001
Net sales                                   $228.2      $226.2   $454.4     $45.0     $     -    $499.4
Intersegment sales                               -         2.6      2.6       9.2       (11.8)        -
Operating income                              27.0        19.4     46.4       5.3        (6.8)     44.9
Operating income excluding special
  charges and goodwill amortization           29.9        19.6     49.5       5.4        (6.7)     48.2
Income from unconsolidated
  operations                                   5.8         0.3      6.1         -            -      6.1



6. LONG-TERM DEBT

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


                                       (7)

In July 2001 the Company retired $75.0 million of 8.95% fixed-rate notes with commercial paper. The variable interest on the commercial paper is being hedged by interest rate swaps from 2001 through 2011. Net interest payments will be fixed at 6.35% over that period. The interest rate swaps settle at six month intervals. The first settlement in January 2002 was $.9 million. Hedge ineffectiveness was not material.

7. GOODWILL AND INTANGIBLE ASSETS

Effective December 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 required that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step.

In connection with adopting this standard as of December 1, 2001, the Company completed step one of the test for impairment, which indicated that the fair values of the reporting units exceeded their carrying values, as determined utilizing a discounted cash flow model; therefore no impairment has been recognized.

In the condensed consolidated statement of income, the Company has presented "Net income excluding goodwill." This represents a pro-forma restatement of 2001 as if SFAS No. 141 and No. 142 had been adopted at the beginning of the year and accordingly goodwill amortization has been eliminated. The impact on net income, and basic and diluted earnings per share for the quarter ended February 28, 2001 is set forth below:



         Reported net income                                             $26,586
         Adjustment for amortization of goodwill                           3,041
                                                                         =======

         Adjusted net income                                             $29,627
                                                                         =======

         Reported basic earnings per share                                 $0.19
         Adjustment for amortization of goodwill                            0.03
                                                                         -------

         Adjusted basic earnings per share                                 $0.22
                                                                         =======

         Reported diluted earnings per share                               $0.19
         Adjustment for amortization of goodwill                            0.02
                                                                         -------

         Adjusted diluted earnings per share                               $0.21
                                                                         =======

                                       (8)

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of February 28, 2002(in thousands):



                                                         Gross
                                                        Carrying              Accumulated
                                                         Amount              Amortization
                                                      ---------              ------------

         Amortized intangible assets                       $150                       $65


         Unamortized intangible assets:
            Goodwill                                   $517,568                   $66,909
            Other Intangibles                             6,240                       532
                                                       --------                  --------
                                                       $523,808                   $67,441

                                                       $523,958                   $67,506
                                                       ========                   =======



8. STOCK SPLIT

On February 19, 2002, the Company's Board of Directors announced a two-for-one stock split of both classes of common stock, effective April 8, 2002. As a result of the stock split, the Company's shareholders have received an additional common share for each share held. All per share amounts and numbers of shares outstanding in this report have been restated for the stock split for all periods presented.



                                       (9)

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended February 28, 2002, the Company reported net income of $33.8 million versus $26.6 million in the first quarter last year. Excluding goodwill amortization, net income was $33.8 million for the quarter ended February 28, 2002 versus $29.6 million for the comparable period last year.

Diluted earnings per share were $.24 for the first quarter of 2002 compared to $.19 last year. Excluding goodwill amortization, diluted earnings per share were $.24 for the first quarter of 2002 compared to $.21 last year, an increase of 14.3%. Special charges did not have a significant impact on either period. The primary drivers of the first quarter earnings improvement were $.02 from operations and $.02 from interest rates, partially offset by lower income from unconsolidated operations and the effect of more shares outstanding.

The Company adopted SFAS No. 141 and No. 142 effective December 1, 2001. Items referred to as "excluding goodwill amortization" are provided in order to make the years presented comparable. Gross profit margin, operating income and net income "excluding special charges" presents the applicable measure excluding the impact of items identified in the consolidated financial statements as special charges.

RESULTS OF OPERATIONS

Net sales for the quarter ended February 28, 2002 increased 3.9% versus the first quarter of 2001. Excluding the impact of foreign exchange, sales increased 5.0% in 2002. Unit volume increased 7.3% as compared to last year, while the combined effects of price and product mix had a negative impact of 2.3% on sales. The negative impact of foreign currency exchange rates was attributable to Europe, Canada, and Australia.



                                                      Three months ended
                                                  Feb. 28,           Feb. 28,
                                                    2002               2001
                                                    ----               ----
                                                         (in millions)
NET SALES
Consumer                                            $237.3             $228.2
Industrial                                           244.5              226.2
Packaging                                             37.1               45.0
                                                    ------            -------
                                                    $518.9             $499.4


Consumer sales for the first quarter of 2002 increased 4.0% over the comparable period last year. Excluding the impact of foreign exchange, sales rose 5.7%. In local currency, consumer sales rose 10.3% in the Americas. Sales benefited from core category growth, new products, recent new business gains, and from customer purchases in advance of a price increase. In Europe, sales in local currency declined 0.8% mainly due to changes in the competitive environment and a decline in



                                      (10)
our brokerage business in the U.K. In Asia/Pacific, sales in local currency rose 8.3% due to strong sales volumes in China.

Industrial sales increased 8.1% in the first quarter of 2002 versus the same quarter last year. Excluding the effect of foreign exchange, sales increased 8.8%. In local currency, sales in the Americas increased 11.7%. The increase was attributable to sales to restaurant customers and warehouse clubs, and sales of snack seasonings were particularly strong. In Europe, sales in local currency declined 5.9%. The decline occurred primarily in lower-margin ingredient sales. In Asia/Pacific, sales in local currency increased 13.0% mainly due to favorable volumes in China.

Packaging sales decreased 17.5% versus the prior year due to a decline in demand for products supplied to the health and personal care industry.

Gross profit margin for the quarter was 35.7% compared to 34.0% in the first quarter last year. In our consumer business, gross profit margin improvement was mainly due to lower black pepper costs and higher volumes. In our industrial business, gross profit margin improvement was mainly due to a continued shift in sales to higher-margin, more value-added products. Global procurement initiatives and efforts to improve efficiencies benefited both the consumer and industrial businesses.

Selling, general and administrative expenses increased in the first quarter as compared to last year in both dollar terms and as a percentage of net sales. These increases were primarily due to increased distribution expenses, higher employee benefits, pension, insurance costs, and a higher investment for the Beyond 2000 (B2K) program. The increase in employee benefits is mainly due to higher earnings, while pension expense increased due to a reduced discount rate assumption and reduced investment income. The Company's insurance costs have increased concurrent with an industry wide trend. These increases were partially offset by the elimination of goodwill amortization expense due to the implementation of SFAS No. 142 "Goodwill and Other Intangible Assets".



                                                       Three months ended
                                                  Feb. 28,           Feb. 28,
                                                    2002               2001
                                                    ----               ----
                                                         (in millions)
OPERATING INCOME
Consumer                                             $35.2              $27.0
Industrial                                            23.3               19.4
Packaging                                              2.9                5.3
                                                     -----              -----
Combined segments (1)                                $61.4              $51.7



(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Total operating income increased $7.2 million or 15.9% and operating income margin increased to 10.0% from 9.0% for the three months ended February 28, 2002 as compared to last year. Excluding special charges and

                                      (11)
goodwill amortization, operating income increased $4.3 million or 8.9% and operating income margin increased to 10.1% from 9.6%. In the consumer segment, operating income excluding special charges and goodwill amortization increased 18.9% versus the prior period. On the same basis, operating income margin for the quarter was 15.0% compared to 13.1% last year as a result of higher sales, favorable raw material costs and increased efficiencies. Industrial operating income excluding special charges and goodwill amortization increased 18.5% compared to the same period last year. On the same basis, operating income margin improved to 9.5% from 8.7% last year, primarily from the shift in sales to more higher-margin, value-added products, higher volumes and effective cost reduction initiatives. Packaging operating income decreased $2.5 million, due to the decline in demand for products supplied to the health and personal care industry. Actions have been taken to adjust production activities, including a reduction in the workforce.

Interest expense for the first quarter of 2002 was $11.1 million versus $14.3 million for the comparable period last year. This decrease is attributable to lower average debt levels and favorable interest rates.

The effective tax rate for the first quarter of 2002 was 31.5% versus 33.1% in the first quarter of last year. The lower tax rate is primarily attributable to the elimination of goodwill amortization, which is generally a non-tax deductible expense.

Income from unconsolidated operations was $5.7 million in the first quarter of 2002 versus $6.1 million last year. Continued strong performance from the Signature Brands joint venture was offset slightly by diminished performance in the McCormick de Mexico joint venture. This decrease in performance is due to the competitive environment and increased spending on advertising to support the brand.

SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. The total plan will cost approximately $32.6 million ($25.6 million after tax) and will be completed by 2003. Total cash expenditures in connection with these costs will approximate $13.7 million, which will be funded through internally generated funds. Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management. The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general, and administrative expenses in the consolidated statement of income.

In the fourth quarter of 2001, the Company recorded charges of $11.7 million ($7.7 million after tax) under this plan. Of this amount $10.8 million was classified as special charges and $0.9 million as cost of goods sold in the consolidated statement of income. Additional amounts under the plan were not recorded since they were either incremental


                                      (12)
costs directly related to the implementation of the plan, or the plans were not sufficiently detailed to allow for accounting accrual.

The costs recorded in the fourth quarter of 2001 related to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a workforce reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of February 28, 2002, 140 of the 275 position reductions had been realized.

During the first quarter of 2002, the Company recorded special charges of $0.4 million ($0.2 million after tax). The costs recorded in the first quarter of 2002 related to a realignment of our sales and marketing operations in the U.S., and certain costs associated with the aforementioned closures of a U.S. distribution center and a Canadian manufacturing facility. These expenses were classified as special charges in the consolidated statement of income.

MARKET RISK SENSITIVITY

FOREIGN EXCHANGE RISK

The fair value of the Company's portfolio of forward and option contracts was $0.9 million and $0.6 million as of February 28, 2002 and February 28, 2001, respectively.

INTEREST RATE RISK

The fair value of the Company's interest rate swaps was $(5.4) million and $(2.8) million as of February 28, 2002 and February 28, 2001, respectively. The Company intends to hold the interest rate swaps until maturity.

During the first quarter of 2001, the Company settled the forward starting interest rate swaps used to manage the interest rate risk associated with the medium-term notes issued during that quarter. See Note 6 of Notes to Condensed Consolidated Financial Statements for more details.


FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, net cash used for operating activities was $14.8 million for the three months ended February 28, 2002 compared to $39.2 million used for the three months ended February 28, 2001. This increased cash flow is primarily caused by the fact that in the first quarter of 2001, there was a $14.7 million payment made in connection with our interest rate hedges on the medium-term notes issued as part of the Ducros acquisition financing, as well as increased earnings in the first quarter of 2002.

Cash flows related to investing activities used cash of $35.2 million in the first three months of 2002 versus $20.7 million in the comparable period of 2001. Increased capital expenditures versus the prior year



                                      (13)
make up a majority of the increase in the cash used for investing activities. This increase is primarily related to spending for our B2K project.

Cash flows from financing activities provided cash of $80.5 million in the first quarter of 2002 compared to $67.3 million in the same period last year. The Company finalized its medium-term note program for the Ducros acquisition in the first quarter of 2001. See Note 6 of Notes to Condensed Consolidated Financial Statements. The common stock issued and common stock acquired by purchase generally relates to the Company's stock compensation plans.

The Company's ratio of debt-to-total capital was 60.6% as of February 28, 2002, down from 66.5% at February 28, 2001 and up from 58.3% at November 30, 2001. The increase since year-end was primarily due to seasonal increases in short-term borrowings for operating purposes and the decrease since February 28, 2001 was primarily due to lower average debt levels.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to generally accepted accounting principles, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Management believes the Company's most critical accounting estimates and assumptions are in the following areas:

Customer Contracts

In several of its major markets, the Consumer segment sells its products by entering into annual or multi-year contracts with its customers. These contracts include provisions for items such as sales discounts, marketing allowances and performance incentives. The discounts, allowances, and incentives are expensed based on certain estimated criteria such as sales volume of indirect customers, customers reaching anticipated volume thresholds, and marketing spending. The Company routinely reviews these criteria, and makes adjustments as facts and circumstances change.





                                      (14)

Goodwill Valuation

The Company reviews the carrying value of goodwill annually utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions, could negatively affect the reporting unit's fair value and result in an impairment charge. However, the current fair values of our reporting units are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment.

Income Taxes

The Company files income tax returns and estimates income taxes in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated taxes. The amount of these changes would vary by jurisdiction and would be recorded when known. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.

Pension and Post Retirement Benefits

Pension and other post-retirement plans' costs require the use of assumptions for discount rates, investment returns, projected salary increases and benefits, mortality rates, and health care cost trend rates. The actuarial assumptions used in the Company's pension reporting are reviewed annually and compared with external benchmarks to ensure that they accurately account for the Company's future pension obligations. See Notes 7 and 8 of the Company's Annual Report on Form 10-K for the year ended November 30, 2001, for a discussion of these assumptions and how a change in certain of these assumptions could affect the Company's earnings.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the annualized savings from the Company's streamlining activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and exchange rates for foreign currency. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                      (15)

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. Except as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company's financial instrument portfolio or market risk exposures since year end.


                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits               See Exhibit Index on pages 17-19
                                             of this Report on Form 10-Q.

                  (b) Reports on Form 8-K.   The Registrant filed a report on
                                             Form 8-K on January 23, 2002 that
                                             reported certain accounting changes
                                             in its financial reporting for
                                             fiscal year 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       McCORMICK & COMPANY, INCORPORATED



Date:    APRIL 11, 2002             By:    /S/ FRANCIS A. CONTINO
     -------------------------         -----------------------------
                                       Francis A. Contino
                                       Executive Vice President & Chief
                                       Financial Officer



Date:    APRIL 11, 2002             By:      /S/ KENNETH A. KELLY, JR.
     --------------------------        ---------------------------------
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

(3) Articles of Incorporation and By-Laws

    Restatement of Charter of McCormick &  Company,                            Incorporated by reference
    Incorporated dated April l6, 1990                                          from Registration Form S-8,
                                                                               Registration No.
                                                                               33-39582 as filed with
                                                                               the Securities and
                                                                               Exchange Commission on
                                                                               March 25, 1991.

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

                                      (17)


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

     ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statement No. 333-57590 as filed with the Securities and Exchange Commission on March 26, 2001, which statement is incorporated by reference.

     iii) The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is described on pages 23 through 31 of the Registrant's definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, which pages are incorporated by reference.

     iv) Directors' Non-Qualified Stock Option Plan provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is described in Registrant's S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

     v) The Deferred Compensation Plan, in which directors, officers and certain other management employees participate, is described in the Registrant's S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 21, 1999, which statement is incorporated by reference.

     vi) Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie - CFS, dated August 31, 2000, which agreement is incorporated by reference from Registrant's Report on Form 8-K, as filed with the Securities and Exchange

                                      (18)

     vii) Commission on September 15, 2000, as amended on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.



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

(23) Consents of experts and counsel.                                          Not applicable.

(24) Power of attorney.                                                        Not applicable.

(99) Additional exhibits.                                                      None.



                                      (19)