Form 10-K/A
period 2001-11-30
MCCORMICK & CO INC
filed 2002-05-29
CIK 63754

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2002......$ 227,043,597

The aggregate market value of the non-voting stock held by non-affiliates of the registrant at January 31, 2002........$2,701,931,190

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	NUMBER OF SHARES OUTSTANDING	Date
Common Stock	7,912,180	January 31, 2002
Common Stock Non-Voting	61,422,303	January 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Registrant's 2001 Annual Report to Stockholders	Part I, Part II, Part IV
Registrant's Proxy Statement dated February 15, 2002	Part III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 11-K

Annual Report Pursuant to Section 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

Commission File Number 0-748

For the fiscal year ended November 30, 2001

THE McCORMICK 401(K) RETIREMENT PLAN
(Formerly known as "The McCormick Profit Sharing Plan")

McCORMICK & COMPANY, INCORPORATED
18 Loveton Circle
Sparks, Maryland 21152

Items 1 through 3: Not required; see Item 4, below.

Item 4. Financial Statements and Exhibits.

a)	i)	Report of Independent Auditors	1
	ii)	Statements of Financial Condition	2
	iii)	Statements of Changes in Plan Equity	3
	iv)	Notes to Financial Statements	4
b)	Exhibits: Independent Auditors' Consent Letter as to Incorporation of their Report on the Plan's Financial Statements.

SIGNATURES

        The Plan pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE McCORMICK 401(K) RETIREMENT PLAN
DATE: 5/28/02	By:	/s/ Karen D. Weatherholtz Karen D. Weatherholtz Senior Vice President—Human Relations and Plan Administrator

THE McCORMICK 401(K) RETIREMENT PLAN

(Formerly known as "The McCormick Profit Sharing Plan")

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2001 and 2000 with Report of Independent Auditors

The McCormick 401(k) Retirement Plan
(Formerly known as "The McCormick Profit Sharing Plan")

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2001 and 2000

Report of Independent Auditors

Investment Committee
McCormick & Company, Incorporated

        We have audited the accompanying statements of net assets available for benefits of the McCormick 401(k) Retirement Plan (formerly known as "The McCormick Profit Sharing Plan") as of November 30, 2001 and 2000, and the related statements of changes in net assets available for benefits for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2001 and 2000, and the changes in its net assets available for benefits for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

        Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of November 30, 2001 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                      /s/ Ernst & Young LLP

May 3, 2002
Baltimore, Maryland

The McCormick 401(k) Retirement Plan
(Formerly known as "The McCormick Profit Sharing Plan")

Statements of Net Assets Available for Benefits

	November 30
	2001	2000
Assets
Investments:
Securities—at fair value:
McCormick & Company, Incorporated — common stock	$101,224,536	$83,121,183
Unaffiliated issuers:
Mutual funds	164,451,594	154,161,364
Temporary investments	—	14,993,343
Participant loans	5,014,557	4,959,463

Total investments	270,690,687	257,235,353
Receivables:
Accrued interest and dividends	60,310	493,293
Employer contributions	—	3,511,641
Due from funds for securities sold, net	—	1,412,953

Total receivables	60,310	5,417,887
Cash	435	—

	270,751,432	262,653,240
Liabilities
Cash overdrafts	—	68,841
Due to funds for securities purchased	335,440	—

Net assets available for benefits	$270,415,992	$262,584,399

See accompanying notes.

The McCormick 401(k) Retirement Plan
(Formerly known as "The McCormick Profit Sharing Plan")

Statements of Changes in Net Assets Available for Benefits

	Years ended November 30
	2001	2000	1999
Additions
Employer contributions:
Employer match	$6,386,570	$2,158,982	$2,010,032
Profit sharing	—	3,641,241	3,988,314
Employee contributions	14,472,505	12,744,063	11,841,578
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,870,857	1,878,488	1,675,773
Mutual funds	1,428,038	11,682,609	10,493,875
Interest income	729,276	1,205,816	440,129
Other, net	211,349	261,039	(63,109)

	25,098,595	33,572,238	30,386,592
Deductions
Participant withdrawals	12,670,549	21,142,972	14,370,337
Administrative expenses	322,071	329,286	265,790

	12,992,620	21,472,258	14,636,127
Net realized (loss)/gain on investments	(760,925)	10,553,580	13,340,091
Net unrealized depreciation of investments	(3,513,457)	(18,751,846)	(3,851,017)

Net increase	7,831,593	3,901,714	25,239,539
Net assets available for benefits at beginning of year	262,584,399	258,682,685	233,443,146

Net assets available for benefits at end of year	$270,415,992	$262,584,399	$258,682,685

See accompanying notes.

The McCormick 401(k) Retirement Plan
(Formerly known as "The McCormick Profit Sharing Plan")

Notes to Financial Statements

November 30, 2001

1.    Description of the Plan

        The McCormick 401(k) Retirement Plan (the "Plan") is a defined contribution plan sponsored by McCormick & Company, Incorporated (the "Company"), which incorporates a 401(k) savings and investment option. The Plan was amended and restated effective December 1, 2000 and renamed The McCormick 401(k) Retirement Plan from The McCormick Profit Sharing Plan.

        The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions and investment alternatives are contained in the Summary Plan Description. Copies of this document are available from the McCormick Corporate Human Relations Department.

        Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 15% of their earnings.

        Effective December 1, 2000, the Company and participating subsidiaries provide a matching contribution of 100% of the first 3% of an employee's contribution and 50% on the next 2% of the employee's contribution.

        Prior to December 1, 2000, the Company and participating subsidiaries made a matching contribution at a rate of $.20 for each $1.00 of the participant's elective contributions to the Plan regardless of the participant's investment election. The matching contribution was not made on elective contributions in excess of 10% of compensation.

        Prior to December 1, 2000, the Plan contained a "Profit Sharing Feature" whereby the Company and participating subsidiaries made additional contributions to the Plan for amounts authorized by the Board of Directors. Company profit sharing contributions were allocated to each participant's account based upon the participant's compensation and length of service. Effective December 1, 2000, the Plan was amended to eliminate the "Profit Sharing Feature".

        Participants are immediately vested in their contributions, the Company's contributions, including matching contributions and all related earnings. Company profit sharing contributions cannot be withdrawn under the in-service early withdrawal provisions, other than hardship withdrawals, until three years after the contributions are approved by the Board of Directors.

        Participants' elective contributions, as well as Company matching contributions and prior profit sharing contributions, are invested in the Plan's investment funds as directed by the participant.

        In general, participant withdrawals are subject to a 10% excise tax for early withdrawals prior to the participant's retirement.

        Participants are permitted to take loans against their contributions to the Plan, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant's contributed account balance or $50,000 less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Company's Investment Committee determines the interest rate for loans based on current market rates. Loan repayments, interest, and maintenance fees are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, reconstruct, or substantially rehabilitate a primary home for the participant or the participant's immediate family.

        Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave their account balance invested in the Plan, elect to rollover their entire balance to an Individual Retirement Account (IRA) or another qualified plan, elect to receive a lump-sum payment equal to their entire balance, or elect annual installments to extend from two to eight years. Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover their entire balance to an IRA or another qualified plan or elect to receive a lump-sum payment equal to their entire balance.

        The Company intends to continue the Plan indefinitely. The Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial or other good causes make it necessary to do so, or to amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested right.

2.    Significant Accounting Policies

        The financial statements of the Plan are prepared on the accrual basis of accounting.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

3.    Income Tax Status

        The Plan has received a determination letter from the Internal Revenue Service (the IRS) dated March 12, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the "Code") and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4.    Investments

        During 2001, 2000 and 1999, the Plan's investments (including investments bought, sold, or held throughout the year) (depreciated)/appreciated in fair value by $(4,274,382), $(8,198,266) and $9,489,074, respectively, as follows:

	Years ended November 30
	2001	2000	1999
	Net Appreciation (Depreciation) in Fair Value During Year	Net Appreciation (Depreciation) in Fair Value During Year	Net Appreciation (Depreciation) in Fair Value During Year
McCormick & Company, Incorporated — common stock	$12,810,745	$11,758,929	$(3,680,122)
Mutual funds	(17,085,127)	(19,957,195)	13,169,196

Total	$(4,274,382)	$(8,198,266)	$9,489,074

        The Plan's interest and dividend income for the years ended November 30, 2001, 2000, and 1999 was $4,028,171, $14,766,913 and $12,609,777, respectively.

        The fair value of individual investments that represent 5% or more of the Plan's net assets are as follows:

	November 30
	2001	2000
McCormick & Company, Incorporated—common stock	$101,224,536	$83,121,183
Mutual Funds:
Fidelity Magellan Fund	53,329,010	64,958,919
Fidelity Growth & Income Portfolio Fund	47,491,878	55,646,599
Wells Fargo Stable Return Fund	21,280,909	—
T. Rowe Price Summit Cash Reserves Fund	—	14,993,343

5.    Transactions with Parties-in-Interest

        Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.

6.    Subsequent Event

        Effective March 22, 2002, the Plan was amended to provide that the McCormick Stock Fund investment option is designated as an employee stock ownership plan (ESOP). This designation allows participants investing in McCormick stock to elect to receive, in cash, dividends that are paid on McCormick common stock held in their 401(K) Retirement Plan accounts. Dividends may also continue to be reinvested.

Supplemental Schedule

The McCormick 401(k) Retirement Plan
(Formerly known as "The McCormick Profit Sharing Plan")

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004

November 30, 2001

	Shares Held	Cost Value	Market Value
McCormick & Company, Incorporated:
Common stock*	4,453,967	$44,057,999	$101,224,536
Mutual Funds Investments:
Fidelity Magellan Fund	515,455	52,982,848	53,329,010
Fidelity Growth & Income Portfolio Fund	1,276,320	45,557,155	47,491,878
Wells Fargo Stable Return Fund	669,322	21,074,987	21,280,909
Fidelity US Bond Index Fund	1,221,402	12,831,186	13,337,713
Wells Fargo Growth Balanced Fund	309,549	8,483,332	9,125,503
American EuroPacific International Fund	261,779	9,238,951	7,083,731
TCW Galileo Small Cap Growth Fund	301,069	10,227,157	5,380,100
Vanguard S&P 500 Index Fund	43,459	4,191,691	4,579,237
UAM ICM Small Company Value	27,694	657,836	692,348
Wells Fargo Aggressive Balanced Fund	33,703	679,243	688,207
Vanguard Windsor II Fund	20,255	512,005	513,858
Harbor Capital Appreciation Fund	12,803	357,538	372,567
Wells Fargo Moderate Balanced Fund	13,032	295,534	304,821
Wells Fargo Aggressive Balanced Fund	20,663	261,600	271,712
Participant loans (average interest rate of 9%)*		—	5,014,557

		$211,409,062	$270,690,687

*
Indicates parties-in-interest to the Plan

Consent of Independent Auditors

        We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated May 3, 2002, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan (formerly known as The McCormick Profit Sharing Plan) for the year ended November 30, 2001 included under Item 14., Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this Form 10-K/A, No. 1.

Form	Registration Number	Date Filed
S-8	333-57590	03/26/01
S-3/A	333-46490	01/23/01
S-8	333-93231	12/21/99
S-8	333-74963	03/24/99
S-3	333-47611	03/09/98
S-8	33-23727	03/21/97
S-8	33-58197	03/23/95
S-3	33-66614	07/27/93
S-3	33-40920	*05/29/91
S-8	33-33724	03/02/90
S-3	33-32712	12/21/89
S-3	33-24660	03/16/89
S-8	33-24658	09/15/88
S-3	33-24659	09/15/88
*
Includes amendment filed 6/18/91

/s/ Ernst & Young LLP

May 28, 2002
Baltimore, Maryland

QuickLinks

THE McCORMICK 401(K) RETIREMENT PLAN (Formerly known as "The McCormick Profit Sharing Plan")
SIGNATURES
The McCormick 401(k) Retirement Plan (Formerly known as "The McCormick Profit Sharing Plan") Audited Financial Statements and Supplemental Schedule Years ended November 30, 2001 and 2000
Report of Independent Auditors
The McCormick 401(k) Retirement Plan (Formerly known as "The McCormick Profit Sharing Plan") Statements of Net Assets Available for Benefits
The McCormick 401(k) Retirement Plan (Formerly known as "The McCormick Profit Sharing Plan") Statements of Changes in Net Assets Available for Benefits
The McCormick 401(k) Retirement Plan (Formerly known as "The McCormick Profit Sharing Plan") Notes to Financial Statements November 30, 2001
The McCormick 401(k) Retirement Plan (Formerly known as "The McCormick Profit Sharing Plan") Schedule H, Line 4i—Schedule of Assets (Held at End of Year) EIN 52-0408290, PN 004 November 30, 2001
Consent of Independent Auditors