Form 10-Q
period 2002-05-31
MCCORMICK & CO INC
filed 2002-07-10
CIK 63754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   MAY 31, 2002  Commission File Number 0-748
                  ---------------                        ------


                McCORMICK & COMPANY, INCORPORATED
----------------------------------------------------------------------
(Exact name of  registrant  as  specified in its charter)


          MARYLAND                            52-0408290
----------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


18 LOVETON CIRCLE, P.O. BOX 6000, SPARKS, MD           21152-6000
----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (410) 771-7301
                                                   ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                         --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares Outstanding
                                              June 30, 2002
                                              ------------
   Common Stock                                  15,914,807

   Common Stock Non-Voting                      123,994,446


                         PART I - FINANCIAL INFORMATION
ITEM 1
                              FINANCIAL STATEMENTS

                        McCORMICK & COMPANY, INCORPORATED
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share amounts)



                                                           Three Months Ended               Six Months Ended
                                                                 May 31,                         May 31,
                                                           2002          2001             2002             2001
                                                           ----          ----             ----             ----

Net sales                                                $552,620       $531,168        $1,071,526       $1,030,615

  Cost of goods sold                                      359,925        350,484           693,580          680,302
                                                         --------       --------        ----------       ----------

Gross profit                                              192,695        180,684           377,946          350,313

  Selling, general and
    administrative expense                                135,534        131,114           268,320          255,804

  Special charges                                           1,659              0             2,026                0
                                                         --------       --------        ----------       ----------

Operating income                                           55,502         49,570           107,600           94,509

  Interest expense                                         11,118         13,458            22,181           27,745

  Other (income)/expense                                      397            399             (650)            (574)
                                                         --------       --------        ----------       ----------

Income before income taxes                                 43,987         35,713            86,069           67,338

  Income taxes                                             13,794         11,821            27,040           22,289
                                                         --------       --------        ----------       ----------

Net income from consolidated
  operations                                               30,193         23,892            59,029           45,049

  Income from unconsolidated
    operations                                              4,141          3,181             9,819            9,260

  Minority interest                                         (721)          (437)           (1,394)          (1,087)
                                                         --------       --------        ----------       ----------

Net income                                                $33,613        $26,636           $67,454          $53,222
                                                          =======        =======           =======          =======

Earnings per common share - basic
Net income                                                   $.24           $.19              $.48             $.39
                                                             ====           ====              ====             ====
Net income excluding goodwill (note 7)                       $.24           $.22              $.48             $.43
                                                             ====           ====              ====             ====

Earnings per common share - assuming dilution
Net income                                                   $.24           $.19              $.47             $.38
                                                             ====           ====              ====             ====
Net income excluding goodwill (note 7)                       $.24           $.21              $.47             $.43
                                                             ====           ====              ====             ====

Cash dividends declared per
  common share                                              $.105           $.10              $.21             $.20
                                                            =====           ====              ====             ====

            See notes to condensed consolidated financial statements.

                        McCORMICK & COMPANY, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                                  May 31,               May 31,
                                                                   2002                  2001                Nov. 30,
                                                               (Unaudited)           (Unaudited)               2001
                                                               -----------           -----------               ----

ASSETS
  Current Assets
    Cash and cash equivalents                                      $40,158               $47,484               $31,331
    Accounts receivable, net                                       277,433               248,641               295,539
    Inventories
      Raw materials and supplies                                   118,732               127,770               117,988
      Finished products and work-in
        process                                                    170,995               157,400               160,085
                                                                ----------            ----------            ----------
                                                                   289,727               285,170               278,073
    Other current assets                                            31,490                20,158                30,857
                                                                ----------            ----------            ----------
      Total current assets                                         638,808               601,453               635,800

  Property, plant and equipment                                    961,762               825,398               887,318
  Less: accumulated depreciation                                 (493,840)             (430,739)             (462,869)
                                                                ----------            ----------            ----------
    Total property, plant and
      equipment, net                                               467,922               394,659               424,449

  Goodwill, net                                                    475,813               435,738               458,800
  Intangible assets, net                                             6,327                 5,476                 5,842
  Prepaid allowances                                               130,273               104,918                99,263
  Other assets                                                     131,161               108,898               147,870
                                                                ----------            ----------            ----------

      Total assets                                              $1,850,304            $1,651,142            $1,772,024
                                                                ==========            ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Short-term borrowings                                         $270,801              $221,761              $209,843
    Current portion of long-term debt                                  972                81,379                 1,036
    Trade accounts payable                                         165,539               169,930               183,974
    Other accrued liabilities                                      275,123               236,351               318,990
                                                                ----------            ----------            ----------
      Total current liabilities                                    712,435               709,421               713,843

  Long-term debt                                                   453,989               454,298               454,068
  Other long-term liabilities                                      141,472               117,176               141,098
                                                                ----------            ----------            ----------
      Total liabilities                                          1,307,896             1,280,895             1,309,009

  Shareholders' Equity
    Common stock                                                    75,036                58,008                60,364
    Common stock non-voting                                        153,074               135,232               142,522
    Retained earnings                                              375,851               280,729               344,068
    Accumulated other comprehensive income                        (61,553)             (103,722)              (83,939)
                                                                ----------            ----------            ----------

      Total shareholders' equity                                   542,408               370,247               463,015
                                                                ----------            ----------            ----------

      Total liabilities and
        shareholders' equity                                    $1,850,304            $1,651,142            $1,772,024
                                                                ==========            ==========            ==========






            See notes to condensed consolidated financial statements.

                        McCORMICK & COMPANY, INCORPORATED
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)




                                                                             Six Months Ended
                                                                                  May 31,
                                                                            2002           2001
                                                                            ----           ----

Cash flows from operating activities
  Net income                                                                $67,454        $53,222
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            32,279         36,606
    Income from unconsolidated operations                                   (9,819)        (9,260)
    Changes in operating assets and liabilities                            (79,333)       (51,214)
    Dividends from unconsolidated affiliates                                 17,893         17,448
    Other                                                                     2,188             39
                                                                           --------       --------
Net cash provided by operating activities                                    30,662         46,841
                                                                           --------       --------

Cash flows from investing activities
  Capital expenditures                                                     (75,081)       (51,635)
  Other                                                                       1,503            526
                                                                           --------       --------
Net cash used in investing activities                                      (73,578)       (51,109)
                                                                           --------       --------

Cash flows from financing activities
  Short-term borrowings, net                                                  60,772     (251,362)
  Long-term debt borrowings                                                        0       296,656
  Long-term debt repayments                                                    (167)             0
  Common stock issued                                                         26,327        19,212
  Common stock acquired by purchase                                          (7,567)       (9,605)
  Dividends paid                                                            (29,207)      (27,470)
                                                                            --------      --------
Net cash provided by financing activities                                     50,158        27,431
                                                                            --------      --------

Effect of exchange rate changes on cash and cash
  equivalents                                                                  1,585            431
                                                                            --------       --------

Increase in cash and cash equivalents                                          8,827         23,594
Cash and cash equivalents at beginning of period                              31,331         23,890
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $ 40,158       $ 47,484
                                                                            ========       ========




            See notes to condensed consolidated financial statements.

                        McCORMICK & COMPANY, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods.

The results of consolidated operations for the three and six month periods ended May 31, 2002 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

ACCOUNTING AND DISCLOSURE CHANGES

In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This required the Company to classify certain marketing expenses, which were previously classified as selling, general, and administrative expenses, as a reduction of sales in 2002. Concurrent with the adoption of EITF 01-09, the Company also reclassified certain expenses from selling, general, and administrative expense to cost of goods sold. Prior periods were also reclassified. The effect of these reclassifications on the second quarter of 2001 was a decrease to sales of $35.9 million, an increase in cost of goods sold of $4.9 million, and a decrease in selling, general, and administrative expenses of $40.8 million. These reclassifications decreased gross profit margin as a percentage of sales from 39.1% to 34.0% and increased operating income as a percentage of sales from 8.7% to 9.3%. The effect of these reclassifications on the six months ended May 31, 2001 was a decrease to sales of $70.0 million, an increase in cost of good sold of $9.7 million, and a decrease in selling, general, and administrative expenses of $79.7 million. These reclassifications decreased gross profit margin as a percentage of sales from 39.1% to 34.0% and increased operating income as a percentage of sales from 8.6% to 9.2%. These reclassifications do not impact net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting, and further clarifies the criteria for recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the new standard. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company has adopted SFAS No. 141 and No. 142 as of December 1, 2001. Refer to Note 7 for further information.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, extends the reporting of discontinued operations to all components of an entity, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required). The Company has adopted SFAS No. 144 as of December 1, 2001. There was no material effect upon adoption of this statement.

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

The costs recorded in the fourth quarter of 2001 related to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a workforce reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of May 31, 2002, 173 of the 275 position reductions had been realized.

During the three and six months ended May 31, 2002, the Company recorded special charges of $1.7 million and $2.0 million ($1.1 million and $1.3 million after tax), respectively. The costs recorded in the first half of 2002 were part of the streamlining actions announced in the fourth quarter of 2001, but could not be accrued at that time. They included severance and other exit costs related to a realignment of our sales and marketing operations in the U.S., severance and relocation costs associated with the aforementioned closure of a U.S. distribution center, and a loss on the sale of a Canadian manufacturing facility. These expenses were classified as special charges in the consolidated statement of income.

The major components of the special charges and the remaining accrual balance as of May 31, 2002 follow:



                                           Severance
                                         and personnel           Asset              Other
                                             costs            write-downs         exit costs             Total
                                             -----            -----------         ----------             -----

2001
Special charges                               $6.3                   $1.6               $3.8             $11.7
Amounts utilized                             (0.5)                  (1.6)                  -             (2.1)
                                             -----                 ------              -----             -----
November 30, 2001                             $5.8                    $ -               $3.8              $9.6

2002
Special charges                               $0.1                   $1.0               $0.9              $2.0
Amounts utilized                             (1.4)                  (1.0)              (1.4)             (3.8)
                                             -----                 ------              -----             -----
May 31,  2002                                 $4.5                    $ -               $3.3              $7.8
                                             =====                 ======              =====             =====



3. EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:



                                                         Three months ended               Six months ended
                                                            May 31,                           May 31,
                                                        2002            2001             2002              2001
                                                        ----            ----             ----              ----
                                                                            (in thousands)

Average shares outstanding
  - basic                                              139,668        137,648          139,163           137,338

Effect of dilutive
  securities:
  Stock options and
    employee stock purchase
    plan                                                 3,316          2,460            3,034             2,054
                                                      --------        -------          -------           -------

Average shares outstanding
  - assuming dilution                                  142,984        140,108          142,197           139,392
                                                       =======        =======          =======           =======

4.  COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:



                                                       Three Months Ended                Six Months Ended
                                                            May 31,                          May 31,
                                                     2002            2001              2002           2001
                                                     ----            ----              ----           ----
                                                                         (in thousands)

Net income                                        $33,613         $26,636            $67,454        $53,222
Other comprehensive income
  (net of tax):
  Minimum pension liability
    adjustment                                      1,793               -             (3,899)             -
  Net unrealized gain/(loss)
    on pension assets                                 335               -              1,332              -
  Foreign currency
    translation adjustments                        36,481         (36,640)            25,301        (17,428)
  Derivative financial
    instruments                                    (1,183)          1,981               (348)        (7,029)
                                                   -------          -----            -------        -------

Comprehensive income                              $71,039         $(8,023)           $89,840        $28,765
                                                  =======         ========           =======        =======


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

The Company measures segment performance based on operating income. Intersegment sales are generally accounted for at current market value or cost plus a markup. Because of manufacturing integration for certain products within the food segments, inventory cost, including the producing segment's overhead and depreciation, is transferred and recognized in the operating income of the receiving segment. Corporate and eliminations includes general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments.



                                                                 Total             Corporate &
                                          Consumer  Industrial   Food   Packaging  Eliminations      Total
                                          --------  ----------   ----   ---------  ------------      -----
                                                                   (in millions)
QUARTER ENDED MAY 31, 2002
Net sales                                    $245.4     $261.4   $506.8     $45.8       $ -          $552.6
Intersegment sales                              -          2.0      2.0      10.0       (12.0)          -
Operating income                               30.8       27.1     57.9       4.9        (7.3)         55.5
Operating income excluding special
  charges and goodwill amortization            31.8       27.7     59.5       5.0        (7.3)         57.2
Income from unconsolidated
  operations                                    3.8        0.3      4.1         -           -           4.1

SIX MONTHS ENDED MAY 31, 2002
Net sales                                    $482.6     $505.9   $988.5     $83.0       $   -      $1,071.5
Intersegment sales                              -          4.9      4.9      20.1       (25.0)            -
Operating income                               66.1       50.4    116.5       7.7       (16.6)        107.6
Operating income excluding special
  charges and goodwill amortization            67.4       50.9    118.3       7.9       (16.6)        109.6
Income from unconsolidated
    operations                                  9.1        0.7      9.8         -           -           9.8

                                                                 Total             Corporate &
                                          Consumer  Industrial   Food   Packaging  Eliminations      Total
                                          --------  ----------   ----   ---------  ------------      -----
                                                                   (in millions)
QUARTER ENDED MAY 31, 2001
Net sales                                    $232.0     $249.9   $481.9     $49.3       $ -          $531.2
Intersegment sales                              -          2.5      2.5       9.0       (11.5)          -
Operating income                               25.9       24.4     50.3       6.1        (6.8)         49.6
Operating income excluding special
  charges and goodwill amortization            28.8       24.7     53.5       6.1        (6.8)         52.8
Income from unconsolidated
    Operations                                  2.9        0.3      3.2         -           -           3.2

SIX MONTHS ENDED MAY 31, 2001
Net sales                                    $460.2     $476.1   $936.3     $94.3       $   -      $1,030.6
Intersegment sales                              -          5.1      5.1      18.2       (23.3)          -
Operating income                               53.0       43.7     96.7      11.4       (13.6)         94.5
Operating income excluding special
  charges and goodwill amortization            58.7       44.3    103.0      11.6       (13.6)        101.0
Income from unconsolidated
    operations                                  8.7        0.6      9.3         -           -           9.3



6. LONG-TERM DEBT

During the first quarter of 2001 the Company issued a total of $300 million in medium-term notes under a $375 million shelf registration statement filed with the Securities and Exchange Commission (SEC). The primary purpose of these notes was to finance the acquisition of Ducros, which was completed in August 2000, and replace substantially all of the existing commercial paper notes that were used to temporarily finance the acquisition. Medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2006, with interest paid semi-annually at the rate of 6.4%. Additional medium-term notes in the amount of $150 million were issued in January 2001 and mature in 2008, with interest paid semi-annually at the rate of 6.8%.

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

In July 2001, the Company retired $75.0 million of 8.95% fixed-rate notes with commercial paper. The variable interest on the commercial paper is being hedged by interest rate swaps from 2001 through 2011. Net interest payments will be fixed at 6.35% over that period. The interest rate swaps settle at six month intervals. The first settlement in January 2002 was $.9 million. Hedge ineffectiveness was not material.

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

In the condensed consolidated statement of income, the Company has presented earnings per share based on "Net income excluding goodwill." This represents a pro-forma restatement of 2001 as if SFAS No. 141 and No. 142 had been adopted at the beginning of the year and accordingly goodwill amortization has been eliminated. The impact on net income, and basic and diluted earnings per share for the quarter and six months ended May 31, 2001 is set forth below:


         QUARTER ENDED MAY 31, 2001:

         Reported net income                                             $26,636
         Adjustment for amortization of goodwill                           3,022
                                                                         -------

         Adjusted net income                                             $29,658
                                                                         =======



         Reported basic earnings per share                                 $0.19
         Adjustment for amortization of goodwill                            0.03
                                                                         -------

         Adjusted basic earnings per share                                 $0.22
                                                                         =======

         Reported diluted earnings per share                               $0.19
         Adjustment for amortization of goodwill                            0.02
                                                                         -------

         Adjusted diluted earnings per share                               $0.21
                                                                         =======



         SIX MONTHS ENDED MAY 31, 2001:

         Reported net income                                             $53,222
         Adjustment for amortization of goodwill                           6,063
                                                                         -------

         Adjusted net income                                             $59,285
                                                                         =======

         Reported basic earnings per share                                 $0.39
         Adjustment for amortization of goodwill                            0.04
                                                                         -------

         Adjusted basic earnings per share                                 $0.43
                                                                         =======

         Reported diluted earnings per share                               $0.38
         Adjustment for amortization of goodwill                            0.05
                                                                         -------

         Adjusted diluted earnings per share                               $0.43
                                                                         =======



The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of May 31, 2002 (in thousands):



                                                    Gross
                                                  Carrying             Accumulated
                                                   Amount             Amortization
                                                   ------             ------------

         Amortized intangible assets                 $150                      $73


         Unamortized intangible assets:
            Goodwill                             $545,551                  $69,738
            Other Intangibles                       6,833                      583
                                                 --------                 --------
                                                 $552,384                  $70,321

                                                 $552,534                  $70,394
                                                 ========                  =======


ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the quarter were $552.6 million, an increase of 4.0% versus the second quarter of 2001. The majority of the increase was due to higher volume for the quarter, achieved through strong sales of both core items and new products, and the positive impact of the timing of certain customer purchases. Gross profit margin for the second quarter was 34.9%, 0.9 percentage points above last year. This was due to higher volumes, continued success in shifting sales to higher-margin, more value-added products, as well as favorable raw material costs, global procurement initiatives and ongoing efforts to improve efficiencies.

Diluted earnings per share reported for the second quarter were $0.24 versus $0.19 in 2001. Excluding goodwill amortization, diluted earnings per share for the second quarter of 2001 were $0.21. On this comparable basis, diluted earnings per share for the second quarter increased 14.3%.

Included in operating income were two unusual events this quarter. In our U.S. consumer business, certain customers "bought-in" additional products in advance of a price increase at the end of the first quarter of 2002. This caused a first quarter increase and a second quarter decrease in sales and earnings when comparing 2002 to 2001. In addition, certain customers of our U.S. consumer business, bought-in additional product as safety stock in the second quarter in anticipation of our divisional implementation of new systems under our Beyond 2000 program in early June. While the effect of a buy-in cannot be precisely quantified, we estimate that the buy-in between the first and second quarter decreased second quarter earnings per share $.01 to $.02 and the buy-in between the second and third quarter increased second quarter earnings per share $.02 to $.03. This second quarter buy-in will have a negative effect on the third quarter. These events are timing issues and are not expected to effect full year results.

Also in the second quarter we recorded $3.0 million of inventory and receivable write-offs in our U.K. brokerage business. Late last year, we outsourced the customer service function for this business to its distributor. The distributor did not adequately control the customer service process, which led to these charges. We have brought the customer service function back in-house and are switching distributors at the end of June. We do not anticipate additional charges and we are considering several alternatives for this part of our operation. In addition, the brokerage business has not been performing to expectations. When this profit shortfall is added to the charges noted above it decreased our earnings per share by $.02, when comparing the second quarter of 2002 to 2001.

Special charges for the period were costs associated with previously announced streamlining actions that could not be accrued last year. They include costs of the consolidation of a manufacturing facility in Canada and the closure of a U.S. distribution center.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended May 31, 2002, increased 4.0% over the comparable quarter of 2001. Excluding the favorable impact of foreign exchange, sales increased 3.8% in 2002.

For the six months ended May 31, 2002, net sales increased 4.0% over the comparable period last year. Excluding the impact of foreign exchange, sales increased 4.4% in 2002.



                            Three months ended          Six months ended
                                 May 31,                     May 31,
                             2002         2001         2002         2001
                             ----         ----         ----         ----
                                              (in millions)
NET SALES
Consumer                    $245.4      $232.0       $482.6       $460.2
Industrial                   261.4       249.9        505.9        476.1
Packaging                     45.8        49.3         83.0         94.3
                            ------      ------       ------       ------
                            $552.6      $531.2     $1,071.5     $1,030.6


Consumer sales for the second quarter rose 5.8% versus last year's second quarter. Excluding a favorable impact from foreign exchange, sales rose 5.4% with increases in both volume and price. The Company achieved higher sales of new products, as well as core products. In local currency, consumer sales rose 7.6% in the Americas, due to the benefit of customer purchases in advance of the Company's U.S. implementation of new systems under its Beyond 2000 program and U.S. price increases. These increases were offset in part by lower second quarter sales resulting from higher customer purchases in advance of a U.S. price increase at the end of the first quarter. In Europe, sales in local currency were up 2.1%. This increase is mainly attributable to higher volumes. In local currency, sales in Asia/Pacific increased 2.3% due primarily to favorable product mix in China. The increase in sales in China has slowed from the first quarter of this year due to competitive pricing pressures as well as a reorganization of our sales force. For the six months ended May 31, 2002, consumer sales increased $22.5 million or 4.9%. Excluding the impact of foreign exchange, sales increased 5.5% due to increased volume.

Industrial sales in the second quarter increased 4.6% versus last year's second quarter. Higher volume drove this increase. In local currency, industrial sales increased 4.4% in the Americas. A portion of this increase was due to U.S. customer purchases in advance of the implementation of Beyond 2000, which had a positive impact on sales to food service customers. In addition, second quarter seasonings and flavors sales were strong in the U.S. In local currency, sales in Europe increased 3.2% due to increased volume. Sales in Asia/Pacific, in local currency, rose 8.8% also attributable to increased volume. Sales in China and Australia were up due to increased promotional activities. For the six months ended May 31, 2002, industrial sales increased $29.8 million or 6.3%. Excluding the impact of foreign exchange, sales increased 6.6% due to volume growth offset slightly by product mix.

Difficult results from the packaging business continued through the first half of 2002. The packaging business reported third party sales for the second quarter down 7.1% versus last year. Sales for the six months ended May 31, 2002, decreased $11.4 million or 12.0%. These sales declines were primarily due to a decrease in demand for products supplied to the health and personal care industry.

Gross profit margin for the second quarter was 34.9%, 0.9 percentage points above last year. In the industrial business, gross profit margin improvement was mainly due to higher volumes and continued success in shifting sales to higher-margin, more value-added products. In our consumer business, gross profit margin improvement was due to favorable raw material costs, and the impact of the higher volume of sales on our production costs. Global procurement initiatives and on-going efforts to improve efficiencies impacted both the industrial and consumer businesses. These factors also impacted the six months ended May 31, 2002, improving the Company's gross profit margin to 35.3% from 34.0% in the comparable period last year.

Selling, general and administrative expenses in the prior year included amortization of goodwill of $3.2 million for the second quarter and $6.5 million for the six months ended May 31, 2001. Excluding goodwill amortization, selling, general and administrative expenses increased in the second quarter and six months ended May 31, 2002, as compared to last year in both dollars and as a percentage of net sales. These increases were primarily due to increased distribution expenses, higher employee benefits, pension, and insurance costs, and a higher investment for the Beyond 2000 program. The increase in employee benefits is mainly due to higher earnings, while pension expense increased due to a reduced discount rate assumption and reduced investment income. The Company's insurance costs have increased concurrent with an industry wide trend.



                                   Three months ended          Six months ended
                                         May 31,                    May 31,
                                   2002            2001        2002           2001
                                   ----            ----        ----           ----
                                                     (in millions)
OPERATING INCOME
Consumer                          $30.8           $25.9        $66.1         $53.0
Industrial                         27.1            24.4         50.4          43.7
Packaging                           4.9             6.1          7.7          11.4
                                   ----            ----         ----         -----
Combined segments (1)             $62.8           $56.4       $124.2        $108.1



(1)- Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Total operating income increased $5.9 million or 12.0% for the quarter ended May 31, 2002, as compared to last year. Excluding special charges and goodwill amortization, operating income increased $4.4 million or 8.3% and operating income margin increased to 10.3% from 9.9%.

In the consumer business, operating income was $30.8 million in the second quarter. Excluding special charges and goodwill amortization for both years, operating income for 2002 was $31.8 million versus $28.8 million in 2001, an increase of 10.5%. Income from strong sales in the quarter was partially offset by poor performance and inventory and receivables write-offs in the U.K. brokerage business. In the industrial business, operating income for the quarter was $27.1 million. Excluding special charges and goodwill amortization for both years, operating income for 2002 was $27.7 million versus $24.7 million in 2001, an increase of 12.2%. The increase was due to higher volumes, a shift in sales to more higher-margin, value-added products, and effective cost reduction initiatives. Operating income, including inter-segment business, for the packaging business in the second quarter of 2002 declined to $4.9 million from $6.1 million in 2001. Midway through 2001, the state of the economy caused a decline in demand for products supplied to the health and personal care industry. Actions have been taken to adjust production activities, including a reduction in our workforce. At the end of the second quarter, customer demand for packaging was beginning to show signs of recovery.

For the six months ended May 31, 2002, operating income margin increased from 9.8% to 10.2% over the comparable period last year excluding special charges and goodwill amortization.

Interest expense for the three and six months ended May 31, 2002, was $11.1 million and $22.2 million, respectively, versus $13.5 million and $27.7 million for the comparable period last year. This decrease was due to favorable interest rates and lower average debt levels.

The effective tax rate for both the quarter and six months ended May 31, 2002, was 31.4% versus 33.1% for the comparable periods last year. The lower tax rate was primarily attributable to the elimination of goodwill amortization, which is generally a non-tax deductible expense.

Income from unconsolidated operations was $4.1 million and $9.8 million for the three and six month periods ended May 31, 2002, respectively. Results for the comparable period last year were $3.2 million and $9.3 million, respectively. The increase was primarily attributable to strong performance by our North American joint ventures.

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

The costs recorded in the fourth quarter of 2001 related to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a workforce reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of May 31, 2002, 173 of the 275 position reductions had been realized.

During the three and six months ended May 31, 2002, the Company recorded special charges of $1.7 million and $2.0 million ($1.1 million and $1.3 million after tax), respectively. The costs recorded in the first half of 2002 were part of the streamlining actions announced in the fourth quarter of 2001, but could not be accrued at that time. They included severance and other exit costs related to a realignment of our sales and marketing operations in the U.S., severance and relocation costs associated with the aforementioned closure of a U.S. distribution center, and a loss on the sale of a Canadian manufacturing facility. These expenses were classified as special charges in the consolidated statement of income.

MARKET RISK SENSITIVITY

FOREIGN EXCHANGE RISK

The fair value of the Company's portfolio of forward and option contracts was $(.4) million and $.7 million as of May 31, 2002 and May 31, 2001, respectively.

INTEREST RATE RISK

The fair value of the Company's interest rate swaps was $(6.2) million and $(.7) million as of May 31, 2002 and May 31, 2001, respectively. The Company intends to hold the interest rate swaps until maturity.

During the first quarter of 2001, the Company settled the forward starting interest rate swaps used to manage the interest rate risk associated with the medium-term notes issued during the quarter. See Note 6 of Notes to Condensed Consolidated Financial Statements for more details.

FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, net cash provided by operating activities was $30.7 million for the six months ended May 31, 2002 compared to $46.8 million provided for the six months ended May 31, 2001. This decrease was due primarily to the timing of the working capital components of receivables and prepaid allowances. There was a significant increase in U.S. consumer receivables at the end of the second quarter due to a buy-in in anticipation of our implementation of new systems under the Beyond 2000 program in early June. Prepaid allowances increased over the same period last year due to the timing of new contracts, as well as consolidation in the retail industry. The six-month decrease was partially offset by favorable profits excluding depreciation and amortization.

Cash flows related to investing activities used cash of $73.6 million in the six months ended May 31, 2002 versus $51.1 million in the comparable period of 2001. Increased capital expenditures versus the prior year made up the majority of the increase in the cash used for investing activities. This increase was primarily related to spending for our B2K project.

Cash flows from financing activities provided cash of $50.2 million in the first half of 2002 compared to $27.4 million in the same period last year. The Company finalized its medium-term note program for the Ducros acquisition in the first quarter of 2001. See Note 6 of Notes to Condensed Financial Statements. The common stock issued and common stock acquired by purchase generally related to the Company's stock compensation plans.

The Company's ratio of debt-to-total capital was 56.6% as of May 31, 2002, down from 66.5% at May 31, 2001 and 58.3% at November 30, 2001. The decrease since May 31, 2001 was due to the combination of lower average debt levels and increases in shareholder's equity. Although debt has increased since November 30, 2001 it is not at the level from one year ago. The decrease in the ratio from year-end was due primarily to increases in shareholder's equity.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to generally accepted accounting principles, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Management believes the Company's most critical accounting estimates and assumptions are in the following areas:

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

Income Taxes

The Company files income tax returns and estimates income taxes in each of the taxing jurisdictions in which it operates. The Company is subject to a tax audit in each of these jurisdictions, which could result in changes to the estimated taxes. The amount of these changes would vary by jurisdiction and would be recorded when known. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the estimated expenditures and annualized savings related to the Company's streamlining activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and general economic conditions, including fluctuations in interest and exchange rates for foreign currency. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


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


                           PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security Holders

(a)      The Company held its Annual Meeting of Stockholders on March 20, 2002.

(b)      No response required.

(c)   1. The following individuals were nominees for the Board of Directors.
         The number of votes for or withheld for each nominee is as follows:
         Barry H. Beracha - for 7,089,519 , withheld 23,109; James T. Brady - for 7,087,203, withheld 25,425; Francis A. Contino - for 7,036,619, withheld 76,009; Robert G. Davey - for 7,079,247, withheld 33,381; Edward S. Dunn, Jr. - for 7,090,027, withheld 22,601; Dr. J. Michael Fitzpatrick - for 7,087,191, withheld 25,437; Dr. Freeman A. Hrabowski, III - for 7,087,442, withheld 25,186; Robert J. Lawless - for 7,084,666, withheld 27,962; John Molan - for 7,038,860, withheld 73,768; Carroll D. Nordhoff - for 7,089,143 withheld 23,485; Robert W. Schroeder - for 7,087,637, withheld 24,991; William E. Stevens - for 7,088,802, withheld 23,826; Karen D. Weatherholtz - for 7,085,215, withheld 27,413.

      2. The approval of the 2002 McCormick Mid-Term Incentive Plan. The number of votes for, against, abstaining or broker non-vote is as follows: For 6,901,587; Against 178,646; Abstain 32,395; Broker Non-Votes 0.

      3. The ratification of the appointment of Ernst & Young as independent auditors. The number of votes for, against or abstaining is as follows:
         For 7,044,654; Against 63,506; Abstain 4,468; Broker Non-Votes 0.

(d)      No response required.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits                 See Exhibit Index at pages 21-23 of this
                                  Report on Form 10-Q.

(b)      Reports on Form 8-K.     None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       McCORMICK & COMPANY, INCORPORATED


Date:  July 10, 2002                By:  /s/ Francis A. Contino
     ----------------------            --------------------------
                                         Francis A. Contino
                                         Executive Vice President &
                                         Chief Financial Officer



Date:  July 10, 2002                By:  /s/ Kenneth A. Kelly, Jr.
     ----------------------            ----------------------------
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

(4) Instruments defining the rights of                                With respect to rights of
    security holders, including                                       holders of equity securities,
                                                                      see Exhibit 3 (Restatement
                                                                      of Charter) and the Summary
                                                                      of Certain Exchange Rights,
                                                                      a copy of which was attached
                                                                      as Exhibit 4.1 of the
                                                                      Registrant's Form 10-Q
                                                                      for the quarter ended
                                                                      August 31, 2001 as filed
                                                                      with the Securities and
                                                                      Exchange Commission on
                                                                      October 12, 2001, which
                                                                      report is incorporated
                                                                      by reference. No instrument
                                                                      of Registrant with
                                                                      respect to long-term
                                                                      debt involves an amount of


                                                                      authorized securities
                                                                      which exceeds 10 percent
                                                                      of the total assets
                                                                      of the Registrant and
                                                                      its subsidiaries on
                                                                      a consolidated basis.
                                                                      Registrant agrees to
                                                                      furnish a copy of any
                                                                      instrumentupon request
                                                                      of the Securities and
                                                                      Exchange Commission.

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

ii) Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant's S-8 Registration Statements Nos. 333-23727 and 333-57590, as filed with the Securities and Exchange Commission on March 21, 1997 and March 26, 2001 respectively, which statements are incorporated by reference.

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