Form 10-K/A
period 2001-11-30
MCCORMICK & CO INC
filed 2002-10-07
CIK 63754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 8 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2001, to correct the pro forma net income and earnings per share disclosure contained in Note 10 of the Consolidated Financial Statements under Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for certain computational errors. This amendment does not affect the Company's historical results of operations, financial conditions or cash flows for any period presented. Other than this change to Note 10, there is no change to the consolidated financial statements, the notes to the consolidated financial statements, the report of the independent auditors or the report of management.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENT OF INCOME

for the year ended November 30	2001	2000	1999
	(millions except per share data)
Net sales	$2,372.3	$2,123.5	$2,006.9
Cost of goods sold	1,401.0	1,318.7	1,289.7

Gross profit	971.3	804.8	717.2
Selling, general and administrative expense	719.9	578.7	521.4
Special charges	10.8	1.1	25.7

Operating income	240.6	225.0	170.1
Interest expense	52.9	39.7	32.4
Other income, net	2.7	.7	4.6

Income from consolidated operations before income taxes	190.4	186.0	142.3
Income taxes	62.9	66.6	57.2

Net income from consolidated operations	127.5	119.4	85.1
Income from unconsolidated operations	21.5	18.6	13.4
Minority interest	2.4	.5	—

Net income before cumulative effect of an accounting change	146.6	137.5	98.5
Cumulative effect of an accounting change, net of income taxes	—	—	4.8

Net income	$146.6	$137.5	$103.3

Earnings per common share—basic
Continuing operations	$2.13	$2.00	$1.38
Cumulative effect of an accounting change	—	—	.07

Total earnings per share—basic	$2.13	$2.00	$1.45

Earnings per common share—assuming dilution
Continuing operations	$2.09	$1.98	$1.36
Cumulative effect of an accounting change	—	—	.07

Total earnings per share—assuming dilution	$2.09	$1.98	$1.43

See Notes to Consolidated Financial Statements, pages 7-27.

CONSOLIDATED BALANCE SHEET

at November 30	2001	2000
	(millions)
Current assets
Cash and cash equivalents	$31.3	$23.9
Receivables, less allowances of $7.5 for 2001 and $6.6 for 2000	295.5	303.3
Inventories	278.1	274.0
Prepaid expenses and other current assets	30.9	18.8

Total current assets	635.8	620.0

Property, plant and equipment, net	424.5	373.0
Intangible assets, net	464.6	453.0
Prepaid allowances	99.3	96.1
Investments and other assets	147.8	117.8

Total assets	$1,772.0	$1,659.9

Current liabilities
Short-term borrowings	$209.8	$473.1
Current portion of long-term debt	1.0	78.8
Trade accounts payable	184.0	185.3
Other accrued liabilities	318.9	290.0

Total current liabilities	713.7	1,027.2

Long-term debt	454.1	160.2
Deferred taxes	25.8	3.2
Other long-term liabilities	115.3	110.0

Total liabilities	1,308.9	1,300.6

Shareholders' equity
Common stock, no par value; authorized 160.0 shares; issued and outstanding: 2001—7.9 shares, 2000—8.3 shares	60.4	49.8
Common stock non-voting, no par value; authorized 160.0 shares; issued and outstanding: 2001—61.3 shares, 2000—60.0 shares	142.5	125.5
Retained earnings	344.1	263.3
Accumulated other comprehensive income	(83.9)	(79.3)

Total shareholders' equity	463.1	359.3

Total liabilities and shareholders' equity	$1,772.0	$1,659.9

See Notes to Consolidated Financial Statements, pages 7-27.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the year ended November 30	2001	2000	1999
	(millions)
Operating activities
Net income	$146.6	$137.5	$103.3
Adjustments to reconcile net income to net cash provided by operating activities
Special charges and accounting change	11.7	—	21.9
Depreciation and amortization	73.0	61.3	57.4
Deferred income taxes	2.2	(5.1)	6.4
Other	.5	.5	1.6
Income from unconsolidated operations	(21.5)	(18.6)	(13.4)
Changes in operating assets and liabilities
Receivables	9.5	(24.5)	(2.1)
Inventories	(3.3)	(9.8)	16.0
Prepaid allowances	(3.3)	13.0	34.6
Trade accounts payable	(1.6)	(4.8)	3.2
Other assets and liabilities	(27.7)	41.8	(7.6)
Dividends received from unconsolidated affiliates	18.4	10.7	8.0

Net cash provided by operating activities	204.5	202.0	229.3

Investing activities
Acquisitions of businesses	—	(386.6)	—
Capital expenditures	(112.1)	(53.6)	(49.3)
Proceeds from sale of assets	.7	1.6	3.0
Other	(.5)	(4.0)	.4

Net cash used in investing activities	(111.9)	(442.6)	(45.9)

Financing activities
Short-term borrowings, net	(263.3)	380.2	(46.4)
Long-term debt borrowings	297.8	—	.3
Long-term debt repayments	(82.1)	(10.0)	(24.3)
Common stock issued	29.2	9.0	11.6
Common stock acquired by purchase	(11.9)	(72.3)	(81.0)
Dividends paid	(55.1)	(52.3)	(48.7)

Net cash (used in)/provided by financing activities	(85.4)	254.6	(188.5)

Effect of exchange rate changes on cash and cash equivalents	.2	(2.1)	(.6)

Increase/(decrease) in cash and cash equivalents	7.4	11.9	(5.7)
Cash and cash equivalents at beginning of year	23.9	12.0	17.7

Cash and cash equivalents at end of year	$31.3	$23.9	$12.0

See Notes to Consolidated Financial Statements, pages 7-27.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(millions except per share data)
Balance, November 30, 1998	9.7	62.8	$169.0	$262.3	$(43.2)	$388.1
Comprehensive income:
Net income				103.3		103.3
Currency translation adjustments					—	—
Minimum pension liability adjustment, net of tax ($3.6 million)					6.6	6.6
Change in realized and unrealized gains on derivative financial instruments, net of tax ($1.3 million)					2.4	2.4
Comprehensive income						112.3
Dividends paid ($.68/share)				(48.7)		(48.7)
Shares purchased and retired	(.5)	(2.1)	(6.8)	(74.2)		(81.0)
Shares issued	.3	.2	11.6			11.6
Other				.1		.1
Equal exchange	(.6)	.6				—

Balance, November 30, 1999	8.9	61.5	$173.8	$242.8	$(34.2)	$382.4
Comprehensive income:
Net income				137.5		137.5
Currency translation adjustments					(40.1)	(40.1)
Change in realized and unrealized gains on derivative financial instruments, net of tax ($2.8 million)					(5.0)	(5.0)
Comprehensive income						92.4
Dividends paid ($.76/share)				(52.3)		(52.3)
Shares purchased and retired	(.8)	(1.7)	(7.5)	(64.8)		(72.3)
Shares issued	.3	.1	9.0			9.0
Other				.1		.1
Equal exchange	(.1)	.1				—

Balance, November 30, 2000	8.3	60.0	$175.3	$263.3	$(79.3)	$359.3
Comprehensive income:
Net income				146.6		146.6
Currency translation adjustments					7.2	7.2
Change in realized and unrealized gains on derivative financial instruments, net of tax ($4.8 million)					(9.9)	(9.9)
Pension adjustment					(1.9)	(1.9)
Comprehensive income						142.0
Dividends paid ($.80/share)				(55.1)		(55.1)
Shares purchased and retired	(.2)	(.1)	(1.6)	(10.3)		(11.9)
Shares issued	.6	.6	29.2			29.2
Other				(.4)		(.4)
Equal exchange	(.8)	.8				—

Balance, November 30, 2001	7.9	61.3	$202.9	$344.1	$(83.9)	$463.1

See Notes to Consolidated Financial Statements, pages 7-27.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Accordingly, our share of the net income or loss of such unconsolidated affiliates is included in consolidated net income. Significant intercompany transactions have been eliminated.

Use of Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.

Cash and Cash Equivalents

        All highly liquid investments purchased with an original maturity date of three months or less are classified as cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

        Property, plant and equipment is stated at cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting.

Intangible Assets

        Intangible assets resulting from acquisitions are amortized using the straight-line method over periods up to 40 years. The recoverability of intangible assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. When factors indicate that an intangible asset should be evaluated for impairment, the Company uses various analyses, including projections of cash flows and other profitability measures, to evaluate recoverability. An impaired intangible asset is written down to fair value, which is generally the discounted value of estimated future cash flows.

Prepaid Allowances

        Prepaid allowances arise when the Company prepays sales discounts and marketing allowances to certain customers in connection with multi-year sales contracts. These costs are capitalized and amortized over the lives of the contracts, generally ranging from three to five years. The amounts reported in the consolidated balance sheet are stated at the lower of unamortized cost or management's estimate of the net realizable value of these costs.

Revenue Recognition

        Sales are recognized when revenue is realized or realizable and earned. In general, revenue is recognized when risk and title to the product transfer to the customer, which usually occurs at the time the company ships the goods to the customer.

Shipping and Handling

        Shipping and handling costs are included in selling, general and administrative expenses. The total amount of shipping and handling costs was $55.5 million, $42.6 million, and $39.0 million for 2001, 2000, and 1999, respectively.

Research and Development

        Research and development costs are expensed as incurred.

Stock-Based Employee Compensation

        Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Refer to Note 10 for further information.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported in other comprehensive income in shareholders' equity.

Accounting and Disclosure Changes

        In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which required the Company to reclassify certain shipping and handling costs billed to customers as sales. These pronouncements, which were adopted in 2001, had no material impact on the Company's financial statements.

        In November 2001, the EITF issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF's 00-14, 00-22, and 00-25. This will require the Company to reclassify certain marketing expenses as a reduction of sales. Concurrent with the adoption of EITF 01-09, the Company is also reclassifying certain expenses from selling, general and administrative expense to cost of goods sold. These reclassifications will take place in the first quarter of 2002 and prior periods will be reclassified. The effect of these reclassifications on 2001 will be a decrease to sales of $153.9 million, an increase in cost of goods sold of $20.0 million, and a decrease in selling, general and administrative expenses of $173.9 million. These reclassifications will decrease gross profit margin as a percentage of sales from 40.9% to 35.9% and increase operating income as a percentage of sales from 10.1% to 10.8% in 2001. These reclassifications will not impact net income.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting, and further clarifies the criteria for recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 on December 1, 2001. No goodwill impairment will result upon adoption. The Company recorded $13.0 million of goodwill amortization expense ($12.2 million after tax) for the year ended November 30, 2001.

Reclassifications

        Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

2.    SPECIAL CHARGES

        During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan includes the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. The total plan will cost approximately $32.6 million ($25.6 million after tax) and will be implemented over the next 18 months. Total cash expenditures in connection with these costs will approximate $13.7 million, which will be funded through internally generated funds. Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management. The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general and administrative expenses in the consolidated statement of income.

        In the fourth quarter of 2001, the Company recorded charges of $11.7 million ($7.7 million after-tax) under this plan. Of this amount $10.8 million was classified as special charges and $0.9 million as cost of goods sold in the consolidated statement of income. Additional amounts under the plan were not recorded since they are either incremental costs directly related to the implementation of the plan and will be expensed as incurred, or the plans were not sufficiently detailed to allow for accounting accrual. The Company expects to record these additional costs in 2002.

        The costs recorded in the fourth quarter of 2001 relate to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a work-force reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of November 30, 2001, 135 of the 275 position reductions had been realized.

        The major components of the special charges include charges for employee termination benefits of $6.3 million, impairment charges of $1.6 million, and other related exit costs of $3.8 million. Asset impairments consist of $0.7 million of property, plant and equipment and $0.9 million of inventory which were recorded as a direct result of the Company's decision to exit facilities or product lines. Other exit costs consist primarily of lease terminations.

        The major components of the special charges and the remaining accrual balance as of November 30, 2001 follow:

	Severance and personnel costs	Asset write-downs	Other exit costs	Total
	(millions)
2001
Special charges	$6.3	$1.6	$3.8	$11.7
Amounts utilized	(.5)	(1.6)	—	(2.1)

	$5.8	$—	$3.8	$9.6

        During 1999, the Company recorded special charges of $26.7 million ($23.2 million after-tax) associated with a plan to streamline operations approved by the Company's Board of Directors in May 1999. Of this amount, $25.7 million was classified as special charges and $1.0 million as cost of goods sold in the consolidated statement of income in 1999.

        In Europe, the Company consolidated certain U.K. facilities, improved efficiencies within previously consolidated European operations and realigned operations between the U.K. and other European locations.

        The major components of the special charges included work-force reductions, building and equipment disposals, write-downs of intangible assets and other related exit costs. In total, the streamlining actions resulted in the elimination of approximately 300 positions, primarily outside the U.S. Asset write-downs, including $5.7 million of property, plant and equipment, $9.1 million of intangible assets and $1.0 million in inventory, were recorded as a direct result of the Company's decision to exit facilities, businesses or operating activities. The fair value of the intangible assets, primarily related to goodwill from prior acquisitions in Finland and Switzerland, was based on a discounted value of estimated future cash flows. Other exit costs consisted primarily of employee and equipment relocation costs, lease exit costs and consulting fees.

        During 2000, the Company recorded $1.1 million of additional special charges associated with the 1999 restructuring, which could not be accrued in 1999.

        The major components of the special charges and the remaining accrual balance as of November 30, 2001 follow:

	Severance and personnel costs	Asset write-downs	Other exit costs	Total
	(millions)
1999
Special charges (credits)	$7.9	$15.8	$3.0	$26.7
Amounts utilized	(4.0)	(15.8)	(1.2)	(21.0)

	$3.9	$—	$1.8	$5.7
2000
Special charges (credits)	.8	(.3)	.6	1.1
Amounts utilized	(3.7)	.3	(2.3)	(5.7)

	$1.0	$—	$.1	$1.1
2001
Amounts utilized	(1.0)	—	(.1)	(1.1)

	$—	$—	$—	$—

3.    ACQUISITIONS

        On August 31, 2000, the Company acquired Ducros, S.A. and Sodis, S.A.S. from Eridania Beghin-Say, for 2.75 billion French francs (equivalent to $379 million). The purchase contract allows for a potential adjustment to the purchase price. This adjustment procedure has not been concluded, however the potential adjustment under the contract can only decrease the purchase price. Any reduction in the purchase price would be recorded as a decrease to goodwill. Ducros, headquartered in France, manufactures and markets spices and herbs, and dessert aid products. Key brands include Ducros, Vahiné, and Margão which are produced mainly in France. Sodis manages the racking and merchandising of Ducros products in supermarkets and hypermarkets.

        $370 million of the purchase was financed through 6.7% commercial paper with the remainder funded by internally generated funds. The Company replaced $300 million of commercial paper with 6.4% and 6.8% medium-term notes in January 2001. The effective interest rate on the medium-term notes is 7.62% due to the amortization of the discount ($2.2 million), origination fees ($1.1 million), and swap settlement costs ($14.7 million). (See footnote 6) The acquisition was accounted for under the purchase method, and the results of Ducros and Sodis have been included in the Company's consolidated results from the date of acquisition.

        During 2001, the purchase price allocation was finalized. The purchase price has been allocated to the assets ($193.6 million), liabilities ($157.6 million), and minority interest ($10.6 million), based upon their fair market values. Included in liabilities is $11.4 million of accruals for the reorganization of resources in the Ducros organization in Europe. Actions under this plan, which was formulated in conjunction with the acquisition, include the consolidation of sales areas and offices and the exit from certain smaller markets. The major components of the accrual include charges for employee termination benefits of $8.9 million and other exit costs of $2.5 million. $2.0 million of these accruals were utilized in 2001, and the remaining accrual is $9.4 million. Goodwill ($353.6 million) is being amortized over 40 years.

4.    INVESTMENTS

        Although the Company reports its share of net income from affiliates, their financial statements are not consolidated with those of the Company. The Company's share of undistributed earnings of the affiliates was $53.7 million at November 30, 2001.

        Summarized year-end information from the financial statements of these companies representing 100% of the businesses follows:

	2001	2000	1999
	(millions)
Net sales	$436.3	$437.7	$378.3
Gross profit	209.1	200.7	158.7
Net income	43.0	36.1	26.7

Current assets	$161.0	$177.1	$168.0
Noncurrent assets	110.7	106.4	82.6
Current liabilities	83.3	92.5	97.1
Noncurrent liabilities	46.2	62.7	46.1

        Royalty income from unconsolidated affiliates was $9.4 million, $9.0 million and $5.1 million for 2001, 2000, and 1999, respectively.

5.    FINANCING ARRANGEMENTS

        The Company's outstanding debt is as follows:

	2001	2000
	(millions)
Short-term borrowings
Commercial paper(1)	$173.5	$443.0
Other	36.3	30.1

	$209.8	$473.1

Weighted-average interest rate of short-term borrowings at year end	3.17%	6.65%

Long-term debt
8.95% note due 2001(1)	$—	$74.9
5.78% - 7.77% medium-term notes due 2004 to 2006	95.0	95.0
7.63% - 8.12% medium-term notes due 2024(2)	55.0	55.0
6.40% - 6.80% medium-term notes due 2006 to 2008(3)	298.2	—
9.34% pound sterling installment note due through 2001	—	3.1
Other	6.9	11.0

	455.1	239.0
Less current portion	1.0	78.8

	$454.1	$160.2

(1)
The variable interest rate on $75 million commercial paper that was used to retire the 8.95% note in 2001 is hedged by forward starting interest rate swaps for the period 2001 through 2011. Net interest payments will be fixed at 6.35% during this period.

(2)
Holders have a one-time option to require retirement of these notes in 2004.

(3)
Forward starting interest rate swaps, settled upon the issuance of the medium-term notes, effectively fixed the interest rate on $294 million of the notes at a weighted average fixed rate of 7.62%.

        The fair value of the Company's short-term borrowings approximated the recorded value. The fair value of long-term debt including the current portion of long-term debt was $467.8 million and $241.7 million at November 30, 2001 and 2000, respectively.

        Maturities of long-term debt during the four years subsequent to November 30, 2002 are as follows (in millions):

2003—$.5	2005—$32.3
2004—$16.3	2006—$196.4

        The Company has available credit facilities with domestic and foreign banks for various purposes. The amount of unused credit facilities at November 30, 2001 was $392.7 million, of which $350.0 million supports a commercial paper borrowing arrangement. Of these unused facilities, $225.0 million expire in 2006 and the remainder expire in 2002. Some credit facilities in support of commercial paper issuance require a commitment fee. Annualized commitment fees at November 30, 2001 were $0.3 million.

        Rental expense under operating leases was $17.0 million in 2001, $17.9 million in 2000 and $17.4 million in 1999. Future annual fixed rental payments for the years ending November 30 are as follows (in millions):

2002—$11.9	2005—$2.4
2003—$7.3	2006—$1.3
2004—$4.8	Thereafter—$.7

        At November 30, 2001, the Company had unconditionally guaranteed $0.7 million of the debt of unconsolidated affiliates. The Company has guaranteed 85% of the residual value of a leased distribution center and the debt of the lessor from which this facility is leased. The lease, which expires in 2005 and has two subsequent five-year renewal options, is treated as an operating lease. Rent expense under the lease is determined as LIBOR plus 0.375% applied to the initial cost of the facility. At November 30, 2001, the debt under this guarantee was $14 million. A third party maintains a substantial residual equity investment in the lessor, and therefore, this entity is not consolidated with the Company.

6.    FINANCIAL INSTRUMENTS

        The Company utilizes derivative financial instruments to enhance its ability to manage risk, including foreign currency and interest rate exposures which exist as part of its ongoing business operations. The Company does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines.

        The Company's derivatives are accounted for under the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are recognized at fair value in the consolidated balance sheet. In evaluating the fair value of financial instruments, including derivatives, the Company uses third-party market quotes or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities.

Foreign Currency

        The Company is potentially exposed to foreign currency fluctuations affecting net investments, transactions and earnings denominated in foreign currencies. The Company selectively hedges the potential effect of these foreign currency fluctuations by entering into foreign currency exchange contracts with highly-rated financial institutions.

        Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in other comprehensive income until the hedged item is recognized in income, at which time the net amount deferred in other comprehensive income is also recognized in income. Gains and losses from hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.

        At November 30, 2001, the Company had foreign currency exchange contracts maturing within one year to purchase or sell $41.2 million of foreign currencies versus $0.8 million at November 30, 2000. The fair value of these contracts was $0.7 million and $0.0 million at November 30, 2001 and 2000, respectively. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency to be completed within one year and therefore are considered cash flow hedges. Hedge ineffectiveness was not material.

Interest Rates

        The Company finances a portion of its operations through debt instruments, primarily commercial paper, notes and bank loans whose fair values are indicated in Note 5. The Company utilizes interest rate swap agreements as cash flow hedges to lock in the interest rate on borrowings or anticipated borrowings and therefore achieve a desired proportion of variable versus fixed rate debt.

        The variable interest on commercial paper which was used to retire the 8.95% note due 2001 is hedged by forward starting interest rate swaps for the period 2001 through 2011. Net interest payments on $75 million of commercial paper will be effectively fixed at 6.35% during the period. The unrealized gain or loss on these swaps is recorded in other comprehensive income, as the Company intends to hold these forward starting interest rate swaps until maturity. Subsequent to the starting date of these swaps, the net cash settlements are reflected in interest expense in the applicable period.

        In September of 2000, the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $294 million fixed rate medium-term notes, which were issued in January 2001. The Company settled these swaps for a cash payment of $14.7 million upon issuance of the medium-term notes. The loss on these swaps was deferred in other comprehensive income and is being amortized over the five to seven year life of the medium-term notes as a component of interest expense.

        The notional amount of all open interest rate swaps was $75 million and $369 million at November 30, 2001 and 2000, respectively. The fair market value of all the swaps was $(6.0) and $(3.8) million at November 30, 2001 and 2000, respectively. Hedge ineffectiveness was not material.

Other Financial Instruments

        The Company's other financial instruments include cash and cash equivalents, receivables and accounts payable. As of November 30, 2001 and 2000, the fair value of other financial instruments held by the Company approximated the recorded value.

        Investments, consisting principally of investments in unconsolidated affiliates, are not readily marketable. Therefore, it is not practicable to estimate their fair value.

Concentrations of Credit Risk

        The Company is potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of trade accounts receivable and prepaid allowances, there was no material concentration of credit risk in these accounts at November 30, 2001. The Company evaluates the credit worthiness of the counterpar-ties to financial instruments and considers nonperformance credit risk to be remote.

7.    PENSION AND 401(K)/PROFIT SHARING PLANS

        The Company's pension expense is as follows:

	United States			International
	2001	2000	1999	2001	2000	1999
	(millions)
Defined benefit plans
Service cost	$7.7	$7.1	$7.4	$3.5	$2.7	$2.8
Interest costs	14.6	13.8	12.7	3.6	3.3	3.2
Expected return on plan assets	(15.5)	(14.1)	(11.9)	(5.3)	(4.7)	(5.2)
Amortization of prior service costs	.1	.1	.1	.1	.1	.1
Amortization of transition assets	.2	.2	(.6)	—	(.1)	(.1)
Curtailment loss	—	—	—	(.4)	—	.2
Recognized net actuarial loss (gain)	1.0	1.3	3.3	(.1)	—	(.1)
Other retirement plans	—	—	.1	.9	.5	.7

	$8.1	$8.4	$11.1	$2.3	$1.8	$1.6

        The Company's U.S. pension plans held .5 million shares, with a fair value of $19.8 million, of the Company's stock at November 30, 2001. Dividends paid on these shares in 2001 were $0.4 million.

        Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans' funded status at September 30, the measurement date, follow:

	United States		International
	2001	2000	2001	2000
	(millions)
Change in benefit obligation
Beginning of the year	$186.9	$176.5	$59.0	$58.9
Service cost	7.7	7.1	3.5	2.7
Interest costs	14.6	13.8	3.6	3.3
Employee contributions	—	—	1.2	1.2
Plan changes and other	(.1)	.6	.8	—
Curtailment	—	—	(.5)	—
Actuarial loss	28.5	.6	2.0	.6
Benefits paid	(8.8)	(11.7)	(2.1)	(2.1)
Foreign currency impact	—	—	(.7)	(5.6)

End of the year	$228.8	$186.9	$66.8	$59.0

Change in fair value of plan assets
Beginning of the year	$167.4	$154.7	$65.6	$60.7
Actual return on plan assets	(9.6)	15.4	(11.4)	10.5
Employer contributions	16.2	7.6	2.3	1.1
Employee contributions	—	—	1.2	1.2
Benefits paid	(7.2)	(10.3)	(2.1)	(2.1)
Foreign currency impact	—	—	(.5)	(5.8)

End of the year	$166.8	$167.4	$55.1	$65.6

Reconciliation of funded status
(Under)/over funded status	$(62.0)	$(19.5)	$(11.7)	$6.6
Unrecognized net actuarial loss (gain)	79.9	24.5	10.8	(7.6)
Unrecognized prior service cost	.7	.2	.5	.5
Unrecognized transition asset (liability)	.2	.5	(.2)	(.3)
Employer contributions	—	—	.3	.3

	$18.8	$5.7	$(.3)	$(.5)

        Included in the United States in the table above is a benefit obligation of $20.0 million and $17.0 million for 2001 and 2000, respectively, related to an unfunded pension plan. The accrued liability related to this plan was $12.3 million and $10.5 million as of November 30, 2001 and 2000, respectively.

        Amounts recognized in the consolidated balance sheet consist of the following:

	United States		International
	2001	2000	2001	2000
	(millions)
Prepaid pension cost	$18.8	$5.7	$.9	$.5
Accrued pension liability	—	—	(1.2)	(1.0)

	$18.8	$5.7	$(.3)	$(.5)

        The accumulated benefit obligation for the U.S. pension plans was $184.9 million and $152.4 million as of September 30, 2001 and 2000, respectively.

	United States		International
	2001	2000	2001	2000
	(millions)
Significant assumptions
Discount rate	7.25%	8.0%	5.75-6.5%	6.0-6.5%
Salary scale	4.5%	4.5%	3.5-4.0%	3.5-4.0%
Expected return on plan assets	10.0%	10.0%	8.5%	8.5%

Cumulative Effect of an Accounting Change

        In 1999, the Company changed its actuarial method of calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual pension expense. This modification resulted in a cumulative effect of accounting change credit of $4.8 million after-tax or $.07 per share ($7.7 million before tax) recorded in the first quarter of 1999. Under the previous method, all realized and unrealized gains and losses were gradually included in the calculated market-related value of plan assets over a five-year period. Under the new method, the total expected investment return, which anticipates realized and unrealized gains and losses on plan assets, is included in the calculated market-related value of plan assets each year. Only the difference between total actual investment return, including realized and unrealized gains and losses, and the expected investment return is gradually included in the calculated market-related value of plan assets over a five-year period.

        Under the new actuarial method, the calculated market-related value of plan assets more closely approximates fair value, while still mitigating the effect of annual market value fluctuations. It also reduces the growing difference between the fair value and calculated market-related value of plan assets that has resulted from the recent accumulation of unrecognized gains and losses. While this change better represents the amount of ongoing pension expense, the new method did not have a material impact on the Company's results of operations in 2001, 2000 or 1999 and is not expected to have a material impact in future years.

401(k) Plan/Profit Sharing Plan

        Effective December 1, 2000, the Board of Directors approved an amendment to eliminate the "Profit Sharing Feature" of the McCormick Profit Sharing Plan. At the same time, the Company match in the "401(k) feature" was enhanced such that the Company matches 100% of the participant's contribution up to the first 3% of the participant's salary, and 50% of the next 2% of a participant's salary. In conjunction with these amendments, the plan was also renamed the McCormick 401(k) Retirement Plan.

        Company contributions charged to expense under the McCormick 401(k) Retirement Plan and the McCormick Profit Sharing Plan were $6.6 million, $5.8 million and $6.0 million in 2001, 2000 and 1999, respectively.

        The McCormick 401(k) Retirement Plan held 2.3 million shares, with a fair value of $99.1 million, of the Company's stock at November 30, 2001. Dividends paid on these shares in 2001 were $1.8 million.

8.    OTHER POSTRETIREMENT BENEFITS

        The Company's other postretirement benefit expense follows:

	2001	2000	1999
	(millions)
Other postretirement benefits
Service cost	$2.6	$2.4	$2.6
Interest cost	5.5	5.3	4.9
Amortization of prior service cost	(.7)	(.7)	(.1)
Accelerated recognition of prior unrecognized service cost	—	(.6)	—

	$7.4	$6.4	$7.4

        Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plan's funded status at November 30, the measurement date, follow:

	2001	2000
	(millions)
Change in benefit obligation
Beginning of the year	$71.3	$65.1
Service cost	2.6	2.4
Interest cost	5.5	5.3
Employee contributions	2.0	1.7
Actuarial loss	5.6	2.0
Benefits paid	(5.2)	(5.2)

End of the year	$81.8	$71.3

Change in fair value of plan assets
Beginning of the year	$—	$—
Employer contributions	3.2	3.5
Employee contributions	2.0	1.7
Benefits paid	(5.2)	(5.2)

End of the year	$—	$—

Reconciliation of funded status
Funded status	$(81.8)	$(71.3)
Unrecognized net actuarial loss (gain)	7.3	1.8
Unrecognized prior service cost	(5.3)	(6.0)

Other postretirement benefit liability	$(79.8)	$(75.5)

        The assumed weighted-average discount rates were 7.25% and 8.00% for 2001 and 2000, respectively.

        The assumed annual rate of increase in the cost of covered health care benefits is 7.20% for 2001. It is assumed to decrease gradually to 5.25% in the year 2007 and remain at that level thereafter. Changing the assumed health care cost trend would have the following effect:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(millions)
Effect on benefit obligation as of November 30, 2001	$6.8	$(6.1)
Effect on total of service and interest cost components in 2001	$1.0	$(.8)

9.    INCOME TAXES

        The provision for income taxes consists of the following:

	2001	2000	1999
	(millions)
Income taxes
Current
Federal	$43.6	$51.4	$35.6
State	3.4	5.2	2.7
International	13.7	15.1	12.5

	60.7	71.7	50.8

Deferred
Federal	3.5	(5.2)	4.8
State	.6	(.7)	1.3
International	(1.9)	.8	.3

	2.2	(5.1)	6.4

Total income taxes	$62.9	$66.6	$57.2

        The components of income from consolidated continuing operations before income taxes follow:

	2001	2000	1999
	(millions)
Pretax income
United States	$125.6	$133.7	$119.3
International	64.8	52.3	23.0

	$190.4	$186.0	$142.3

        A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2001	2000	1999
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.3	1.6	1.9
Tax effect of international operations	(2.3)	(.4)	.5
Tax credits	(1.6)	(1.8)	(1.6)
Nondeductible special charges	—	—	4.2
Other, net	.6	1.4	.2

Effective tax rate	33.0%	35.8%	40.2%

        Deferred tax assets and liabilities are comprised of the following:

	2001	2000
	(millions)
Deferred tax assets
Postretirement benefit obligations	$42.7	$37.6
Accrued expenses and other reserves	15.9	14.2
Inventory	3.4	4.0
Net operating losses and tax credits	12.3	7.3
Other	29.8	22.3
Valuation allowance	(11.5)	(7.3)

	92.6	78.1

Deferred tax liabilities
Depreciation	39.5	36.9
Other	45.6	31.5

	85.1	68.4

Net deferred tax asset	$7.5	$9.7

        Deferred tax assets are primarily in the U.S. The Company has a history of having taxable income and anticipates future taxable income to realize these assets.

        U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits. Unremitted earnings of such entities were $106.3 million at November 30, 2001.

10.  STOCK PURCHASE AND OPTION PLANS

        The Company has an Employee Stock Purchase Plan (ESPP) enabling substantially all U.S. employees to purchase the Company's common stock at the lower of the stock price on the grant date or the exercise date. Similarly, options were granted for certain foreign-based employees in lieu of their participation in the ESPP. Options granted under the plans have two or three year terms.

        Under the Company's 1997 and 2001 Stock Option Plans, the McCormick (U.K.) Share Option Schemes, and the McCormick France Share Option Plan, options to purchase shares of the Company's common stock have been or may be granted to employees. The option price for shares granted under these plans is the fair market value on the grant date. Options granted under these plans have five or ten year terms.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

	2001	2000	1999
	(millions except per share data)
Pro forma net income	$138.7	$133.4	$99.2
Pro forma earnings per share
Assuming dilution	1.98	1.92	1.38
Basic	2.01	1.94	1.39

        The effects of applying SFAS No. 123 on pro forma net income are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

        The per share weighted-average fair value of options granted during the year was $10.13, $6.65, and $6.02 in 2001, 2000 and 1999, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for the Stock Option Plans, McCormick (U.K.) Share Option Schemes, McCormick France Share Option Plan, and the ESPP (including options to foreign employees):

	2001	2000	1999
Risk-free interest rates	5.0%	5.6%	4.9% - 5.4%
Dividend yields	2.0%	2.0%	2.0%
Expected volatility	26.0%	24.5%	24.2%
Expected lives	1.6 - 7.2 years	1.6 - 4.8 years	1.6 - 6.0 years

        A summary of the Company's stock option plans for the years ended November 30 follows:

	2001		2000		1999
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
	(options in millions)
Beginning of year	5.5	$27.62	4.5	$27.86	3.7	$26.50
Granted	2.2	$36.41	1.5	$25.65	1.6	$29.06
Exercised	(1.1)	$24.84	(.4)	$22.68	(.6)	$23.54
Forfeited	(.1)	$27.72	(.1)	$27.65	(.2)	$25.91

End of year	6.5	$30.91	5.5	$27.62	4.5	$27.86

Exercisable—end of year	2.6	$29.63	2.5	$27.33	2.3	$25.54

	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted average remaining life (yrs)	Weighted average exercise price	Shares	Weighted average exercise price
	(option shares in millions)
$18.76 - $23.03	0.1	3.9	$22.16	0.1	$22.16
$23.03 - $27.30	2.0	5.8	$25.10	0.9	$24.71
$27.30 - $31.57	1.2	7.1	$29.05	0.6	$29.04
$31.57 - $35.84	2.9	8.1	$34.80	0.8	$33.21
$35.84 - $40.11	0.2	2.0	$39.98	0.2	$40.02
$40.11 - $44.38	0.1	8.1	$42.94	0.0	$44.38

	6.5	6.9	$30.91	2.6	$29.63

        Under all stock purchase and option plans, there were 8.7 million and 1.2 million shares reserved for future grants at November 30, 2001 and 2000, respectively.

11.  EARNINGS PER SHARE

        The reconciliation of shares outstanding used in the calculation of the required earnings per share measures, basic and assuming dilution, for the years ended November 30 follows:

	2001	2000	1999
	(millions)
Average shares outstanding—basic	68.9	68.8	71.4
Effect of dilutive securities Stock options and ESPP	1.2	.8	.6

Average shares outstanding—assuming dilution	70.1	69.6	72.0

12.  CAPITAL STOCKS

        Holders of Common Stock have full voting rights except that (1) the voting rights of persons who are deemed to own beneficially 10% or more of the outstanding shares of voting Common Stock are limited to 10% of the votes entitled to be cast by all holders of shares of Common Stock regardless of how many shares in excess of 10% are held by such person; (2) the Company has the right to redeem any or all shares of stock owned by such person unless such person acquires more than 90% of the outstanding shares of each class of the Company's Common Stock; and (3) at such time as such person controls more than 50% of the vote entitled to be cast by the holders of outstanding shares of voting

Common Stock, automatically, on a share-for-share basis, all shares of Common Stock Non-Voting will convert into shares of Common Stock.

        Holders of Common Stock Non-Voting will vote as a separate class on all matters on which they are entitled to vote. Holders of Common Stock Non-Voting are entitled to vote on reverse mergers and statutory share exchanges where the capital stock of the Company is converted into other securities or property, dissolution of the Company and the sale of substantially all of the assets of the Company, as well as forward mergers and consolidation of the Company.

13.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

        In each of its segments, the Company produces and sells many individual products which are similar in composition and nature. It is impractical to segregate and identify profits for each of these individual product lines.

        The Company measures segment performance based on operating income. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing is often integrated across the food segments to maximize cost efficiencies. Management does not segregate jointly utilized assets by individual food segment for internal reporting, evaluating performance or allocating capital. Asset-related information has been disclosed in aggregate for the food segments.

        Accounting policies for measuring segment operating income and assets are substantially consistent with those described in Note 1, "Summary of Significant Accounting Policies." Intersegment sales are generally accounted for at current market value or cost plus mark up. Because of manufacturing integration for certain products within the food segments, inventory cost, including the producing segment's overhead and depreciation, is transferred and recognized in the operating income of the receiving segment. Corporate and eliminations includes general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments. Corporate assets include cash, deferred taxes and certain investments and fixed assets.

	Consumer	Industrial	Total Food	Packaging	Corporate & Eliminations	Total
	(millions)
2001
Net Sales	$1,191.9	$1,000.4	$2,192.3	$180.0	$—	$2,372.3
Intersegment sales	—	9.6	9.6	41.3	(50.9)	—
Operating income	161.9	89.7	251.6	18.7	(29.7)	240.6
Operating income excluding special charges	167.0	95.6	262.6	19.4	(29.7)	252.3
Income from unconsolidated operations	19.5	2.0	21.5	—	—	21.5
Assets	—	—	1,451.7	141.2	179.1	1,772.0
Capital expenditures	—	—	87.0	15.3	9.8	112.1
Depreciation and amortization	—	—	58.5	12.4	2.1	73.0

2000
Net Sales	$990.5	$954.6	$1,945.1	$178.4	$—	$2,123.5
Intersegment sales	—	9.9	9.9	39.7	(49.6)	—
Operating income	157.6	78.0	235.6	21.5	(32.1)	225.0
Operating income excluding special charges	157.7	79.0	236.7	21.5	(32.1)	226.1
Income from unconsolidated operations	16.5	2.1	18.6	—	—	18.6
Assets	—	—	1,400.3	137.7	121.9	1,659.9
Capital expenditures	—	—	36.5	11.6	5.5	53.6
Depreciation and amortization	—	—	47.3	11.8	2.2	61.3

1999
Net Sales	$898.5	$938.7	$1,837.2	$169.7	$—	$2,006.9
Intersegment sales	—	11.5	11.5	34.3	(45.8)	—
Operating income	123.2	61.5	184.7	19.5	(34.1)	170.1
Operating income excluding special charges	137.0	74.3	211.3	19.6	(34.1)	196.8
Income from unconsolidated operations	13.4	—	13.4	—	—	13.4
Assets	—	—	983.2	117.5	88.1	1,188.8
Capital expenditures	—	—	39.7	8.3	1.3	49.3
Depreciation and amortization	—	—	44.5	11.5	1.4	57.4

Geographic Areas

        The Company has net sales and long-lived assets in the following geographic areas:

	United States	Europe	Other Countries	Total
	(millions)
2001
Net sales	$1,485.9	$593.7	$292.7	$2,372.3
Long-lived assets(1)	367.2	459.4	62.5	889.1

2000
Net sales	$1,437.4	$393.6	$292.5	$2,123.5
Long-lived assets(1)	322.0	440.0	64.0	826.0

1999
Net sales	$1,393.9	$349.8	$263.2	$2,006.9
Long-lived assets(1)	319.0	114.2	72.9	506.1

(1)
Long-lived assets include property, plant and equipment and intangible assets, net of accumulated depreciation and amortization, respectively.

14.  SUPPLEMENTAL FINANCIAL STATEMENT DATA

	2001	2000
	(millions)
Inventories
Finished products and work-in-process	$160.1	$153.5
Raw materials	118.0	120.5

	$278.1	$274.0

Property, plant and equipment
Land and improvements	$21.6	$25.2
Buildings	207.1	200.3
Machinery and equipment	582.0	521.9
Construction in progress	76.6	32.6
Accumulated depreciation	(462.8)	(407.0)

	$424.5	$373.0

Intangible assets
Cost	$534.4	$510.2
Accumulated amortization	(69.8)	(57.2)

	$464.6	$453.0

Investments and other assets
Investments	$83.2	$75.2
Other assets	64.6	42.6

	$147.8	$117.8

Other accrued liabilities
Payroll and employee benefits	$83.6	$78.2
Sales allowances	69.3	69.1
Income taxes	26.0	28.7
Other	140.0	114.0

	$318.9	$290.0

Other long-term liabilities
Other postretirement benefits	$79.8	$75.5
Other	35.5	34.5

	$115.3	$110.0

	2001	2000	1999
	(millions)
Depreciation	$59.6	$54.2	$52.5
Research and development	27.1	24.9	21.4
Interest paid	48.5	39.7	33.0
Income taxes paid	46.9	69.8	55.3

	2001	2000
	(millions)
Accumulated other comprehensive income
Foreign currency translation adjustment	$(69.7)	$(76.8)
Fair value of open interest rate swaps	(4.0)	(2.5)
Unamortized value of settled interest rate swaps	(8.5)	—
Pension adjustment	(1.9)	—
Unrealized gain on foreign currency exchange contracts	.2	—

	$(83.9)	$(79.3)

15.  SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	(millions except per share data)
2001
Net sales	$533.5	$567.1	$570.7	$701.0
Gross profit	208.5	221.5	228.9	312.4
Operating income	44.9	49.6	56.4	89.7
Net income	26.6	26.6	34.3	59.1
Earnings per share
Basic	.39	.39	.50	.85
Assuming dilution	.38	.38	.49	.84
Dividends paid per share	.20	.20	.20	.20
Market price
High	40.21	42.94	45.67	46.54
Low	34.00	36.50	39.00	39.30

2000
Net sales	$462.4	$485.7	$495.9	$679.5
Gross profit	163.8	170.5	172.9	297.6
Operating income	36.1	40.9	51.1	96.9
Net Income	24.4	24.2	31.3	57.6
Earnings per share
Basic	.35	.35	.46	.84
Assuming Dilution	.35	.35	.45	.84
Dividends paid per share	.19	.19	.19	.19
Market price
High	32.88	36.56	36.50	37.69
Low	23.75	24.88	28.56	27.63

REPORT OF MANAGEMENT

        We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's estimates and judgments. All other financial data in this report have been presented on a basis consistent with the information included in the financial statements.

        The Company maintains a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. The internal control system is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations. The Company's commitment to proper selection, training and development of personnel also contributes to the effectiveness of the internal control system.

        The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent auditors to review and discuss internal accounting controls and accounting and financial reporting matters. The independent auditors and internal auditors have full and free access to the Audit Committee at any time.

        The independent auditors review and evaluate the internal control systems and perform such tests on those systems as they consider necessary to reach their opinion on the Company's consolidated financial statements taken as a whole. In addition, McCormick's internal auditors perform audits of accounting records, review accounting systems and internal controls and recommend improvements when appropriate.

        Although there are inherent limitations in the effectiveness of any system of internal controls, we believe our controls as of November 30, 2001 provide reasonable assurance that the financial statements are reliable and that our assets are reasonably safeguarded.

/s/ ROBERT J. LAWLESS Robert J. Lawless Chairman, President & Chief Executive Officer
/s/ FRANCIS A. CONTINO Francis A. Contino Executive Vice President & Chief Financial Officer
/s/ KENNETH A. KELLY JR. Kenneth A. Kelly, Jr. Vice President & Controller, Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS
TO THE SHAREHOLDERS

McCormick & Company, Incorporated

        We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated and subsidiaries as of November 30, 2001 and 2000 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We have conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated and subsidiaries at November 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 7 to the financial statements, the Company changed its accounting method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual pension expense in 1999.

/s/ Ernst & Young LLP

Baltimore, Maryland
January 22, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED
Date: October 7, 2002	By:	/s/ FRANCIS A. CONTINO Francis A. Contino Executive Vice President & Chief Financial Officer
Date: October 7, 2002	By:	/s/ KENNETH A. KELLY, JR. Kenneth A. Kelly, Jr. Vice President & Controller

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert J. Lawless, Chairman, President and Chief Executive Officer of the Company, certify that:

1.
I have reviewed this Amendment on Form 10-K/A of the Registrant;

2.
Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

/s/ ROBERT J. LAWLESS Robert J. Lawless Chairman, President & Chief Executive Officer
Date: October 7, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Francis A. Contino, Executive Vice President and Chief Financial Officer of the Company, certify that:

1.
I have reviewed this Amendment on Form 10-K/A of the Registrant;

2.
Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

/s/ FRANCIS A. CONTINO Francis A. Contino Executive Vice President & Chief Financial Officer
Date: October 7, 2002

EXHIBIT INDEX

EXHIBIT NUBMER		REFERENCE OR PAGE
(23.1)	Consent of independent auditors.	Page 34 of this Report on Form 10K/A.
(99)	Additional exhibits.
99.1—Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2—Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

        We consent to the inclusion in this Form 10-K/A-2 of McCormick & Company, Incorporated and subsidiaries of our report dated January 22, 2002 with respect to the consolidated financial statements of McCormick & Company, Incorporated and subsidiaries incorporated by reference in its Annual Report on Form 10-K for the year ended November 30, 2001, as amended on this Form 10-K/A-2.

        We also consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated January 22, 2002, with respect to the consolidated financial statements of McCormick & Company, Incorporated and subsidiaries incorporated by reference in its Annual Report on Form 10-K as amended by Form 10-K/A-2 for the year ended November 30, 2001.

Form	Registration Number	Date Filed
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	05/29/1991
S-8	33-33274	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-3	33-24659	09/15/1988
S-8	33-24658	09/15/1988

                              /s/ Ernst & Young LLP

Baltimore, Maryland
October 7, 2002

QuickLinks

  Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT AUDITORS TO THE SHAREHOLDERS
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
  Exhibit 23.1
CONSENT OF INDEPENDENT AUDITORS