Form 10-Q
period 2002-08-31
MCCORMICK & CO INC
filed 2002-10-11
CIK 63754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2002 Commission File Number 0-748

McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)
MARYLAND	52-0408290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18 Loveton Circle, P. O. Box 6000, Sparks, MD	21152-6000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (410) 771-7301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding September 30, 2002
Common Stock	15,660,628
Common Stock Non-Voting	124,267,746

PART I — FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
Net sales	$545,011	$535,901	$1,616,537	$1,566,516
Cost of goods sold	355,124	346,829	1,048,704	1,027,131

Gross profit	189,887	189,072	567,833	539,385
Selling, general and administrative expense	129,765	132,633	398,085	388,437
Special charges	2,918	—	4,944	—

Operating income	57,204	56,439	164,804	150,948
Interest expense	10,613	12,541	32,794	40,286
Other income	(384)	(1,212)	(1,034)	(1,786)

Income before income taxes	46,975	45,110	133,044	112,448
Income taxes	15,387	14,931	42,427	37,220

Net income from consolidated operations	31,588	30,179	90,617	75,228
Income from unconsolidated operations	4,376	4,639	14,195	13,899
Minority interest	(787)	(506)	(2,181)	(1,593)

Net income	$35,177	$34,312	$102,631	$87,534

Earnings per common share — basic
Net income	$0.25	$0.25	$0.74	$0.64

Net income excluding goodwill (note 7)	$0.25	$0.27	$0.74	$0.70

Earnings per common share — assuming dilution
Net income	$0.25	$0.24	$0.72	$0.63

Net income excluding goodwill (note 7)	$0.25	$0.27	$0.72	$0.69

Cash dividends declared per common share	$.105	$.10	$.315	$.30

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	August 31, 2002	August 31, 2001	Nov. 30, 2001
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,329	$32,134	$31,331
Accounts receivable, net	293,349	271,405	295,539
Inventories
Raw materials and supplies	144,386	123,439	117,988
Finished products and work-in process	172,106	171,649	160,085

	316,492	295,088	278,073
Other current assets	30,389	21,246	30,857

Total current assets	663,559	619,873	635,800
Property, plant and equipment	982,583	862,433	887,318
Less: accumulated depreciation	(510,058)	(453,747)	(462,869)

Total property, plant and equipment, net	472,525	408,686	424,449
Goodwill, net	496,528	461,315	458,800
Intangible assets, net	6,131	5,973	5,842
Prepaid allowances	116,153	103,697	99,263
Other assets	150,296	130,574	147,870

Total assets	$1,905,192	$1,730,118	$1,772,024

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$259,534	$326,286	$209,843
Current portion of long-term debt	943	2,592	1,036
Trade accounts payable	176,469	160,500	183,974
Other accrued liabilities	285,337	248,618	318,990

Total current liabilities	722,283	737,996	713,843
Long-term debt	453,961	454,212	454,068
Other long-term liabilities	144,065	112,611	141,098

Total liabilities	1,320,309	1,304,819	1,309,009
Shareholders' Equity
Common stock	74,199	59,110	60,364
Common stock non-voting	155,095	140,936	142,522
Retained earnings	395,724	300,114	344,068
Accumulated other comprehensive income	(40,135)	(74,861)	(83,939)

Total shareholders' equity	584,883	425,299	463,015

Total liabilities and shareholders' equity	$1,905,192	$1,730,118	$1,772,024

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended August 31,
	2002	2001
Cash flows from operating activities
Net income	$102,631	$87,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,719	54,857
Income from unconsolidated operations	(14,195)	(13,899)
Changes in operating assets and liabilities	(105,150)	(103,903)
Dividends from unconsolidated affiliates	18,799	17,696
Other	(42)	(161)

Net cash provided by operating activities	49,762	42,124

Cash flows from investing activities
Acquisitions of businesses	(500)	—
Capital expenditures	(91,755)	(80,111)
Other	2,398	999

Net cash used in investing activities	(89,857)	(79,112)

Cash flows from financing activities
Short-term borrowings, net	49,390	(146,837)
Long-term debt borrowings	—	297,806
Long-term debt repayments	(250)	(79,832)
Common stock issued	27,634	26,183
Common stock acquired by purchase	(8,271)	(10,877)
Dividends paid	(43,930)	(41,294)

Net cash provided by financing activities	24,573	45,149

Effect of exchange rate changes on cash and cash equivalents	7,520	83

(Decrease)/increase in cash and cash equivalents	(8,002)	8,244
Cash and cash equivalents at beginning of period	31,331	23,890

Cash and cash equivalents at end of period	$23,329	$32,134

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

        The results of consolidated operations for the three and nine-month periods ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year. Historically, the Company's consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the consumer business, where customers purchase for the fourth quarter holiday season.

        For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

Accounting and Disclosure Changes

        In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This required the Company to classify certain marketing expenses, which were previously classified as selling, general, and administrative expenses, as a reduction of sales in 2002. Concurrent with the adoption of EITF 01-09, the Company also reclassified certain expenses from selling, general, and administrative expense to cost of goods sold. Prior periods were also reclassified. The effect of these reclassifications on the third quarter of 2001 was a decrease to sales of $34.8 million, an increase in cost of goods sold of $5.1 million, and a decrease in selling, general, and administrative expenses of $39.9 million. These reclassifications decreased gross profit margin as a percentage of sales from 40.1% to 35.3% and increased operating income as a percentage of sales from 9.9% to 10.5%. The effect of these reclassifications on the nine months ended August 31, 2001 was a decrease to sales of $104.8 million, an increase in cost of goods sold of $14.7 million, and a decrease in selling, general, and administrative expenses of $119.5 million. These reclassifications decreased gross profit margin as a percentage of sales from 39.4% to 34.4% and increased operating income as a percentage of sales from 9.0% to 9.6%. These reclassifications do not impact net income.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 significantly changes the criteria that have to be met to classify an asset as held-for-sale, extends the reporting of discontinued operations to all components of an entity, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required). The Company has adopted SFAS No. 144 as of December 1, 2001. There was no material effect upon adoption of this statement.

2.    SPECIAL CHARGES

        During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. The total plan will cost approximately $32.6 million ($25.6 million after tax) and will be completed in 2003. Total cash expenditures in connection with these costs will approximate $13.7 million, which will be funded through internally generated funds. Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management. The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general, and administrative expenses in the consolidated statement of income.

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

        The costs recorded in the fourth quarter of 2001 related to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a workforce reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of August 31, 2002, 180 of the 275 position reductions had been realized.

        During the three and nine months ended August 31, 2002, the Company recorded special charges of $2.9 million and $4.9 million ($2.6 million and $3.9 million after tax), respectively. The costs recorded in 2002 were part of the streamlining actions announced in the fourth quarter of 2001, but could not be accrued at that time. These actions included the write-off of an investment in an industry purchasing consortium, costs of the consolidation of manufacturing in Canada, and the closure of a U.S. distribution center. These expenses were classified as special charges in the consolidated statement of income.

        The major components of the special charges and the remaining accrual balance as of August 31, 2002 follow:

	Severance and personnel costs	Asset write-downs	Other exit costs	Total
2001
Special charges	$6.3	$1.6	$3.8	$11.7
Amounts utilized	(0.5)	(1.6)	—	(2.1)

November 30, 2001	$5.8	$—	$3.8	$9.6
2002
Special charges	$1.2	$3.0	$0.7	$4.9
Amounts utilized	(3.3)	(3.0)	(1.7)	(8.0)

August 31, 2002	$3.7	$—	$2.8	$6.5

3.    EARNINGS PER SHARE

        The following table sets forth the reconciliation of shares outstanding:

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
	(in thousands)
Average shares outstanding — basic	139,906	138,170	139,388	137,618
Effect of dilutive securities:
Stock options and employee stock purchase plan	2,856	2,084	2,900	2,340

Average shares outstanding — assuming dilution	142,762	140,254	142,288	139,958

4.    COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
	(in thousands)
Net income	$35,177	$34,312	$102,631	$87,534
Other comprehensive income (net of tax):
Minimum pension liability adjustment	—	—	(3,899)	—
Net unrealized gain(loss) on pension assets	(778)	—	554	—
Foreign currency translation adjustments	24,322	30,822	49,623	13,394
Derivative financial instruments	(2,126)	(1,961)	(2,474)	(8,990)

Comprehensive income	$56,595	$63,173	$146,435	$91,938

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

        The Company measures segment performance based on operating income and operating income excluding special charges and goodwill amortization. Intersegment sales are generally accounted for at current market value or cost plus a markup. Because of manufacturing integration for certain products within the food segments, inventory cost, including the producing segment's overhead and depreciation, is transferred and recognized in the operating income of the receiving segment. Corporate and eliminations includes general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments.

	Consumer	Industrial	Total Food	Packaging	Corporate & Eliminations	Total
	(in millions)
Quarter ended August 31, 2002
Net sales	$233.4	$267.5	$500.9	$44.1	$—	$545.0
Intersegment sales	—	2.1	2.1	10.9	(13.0)	—
Operating income	28.8	30.4	59.2	5.6	(7.6)	57.2
Operating income excluding special charges and goodwill amortization	29.0	31.0	60.0	5.7	(5.6)	60.1
Income from unconsolidated operations	4.1	0.3	4.4	—	—	4.4
Nine months ended August 31, 2002
Net sales	$716.1	$773.4	$1,489.5	$127.0	$—	$1,616.5
Intersegment sales	—	7.0	7.0	31.0	(38.0)	—
Operating income	94.8	80.8	175.6	14.1	(24.9)	164.8
Operating income excluding special charges and goodwill amortization	96.3	82.0	178.3	14.3	(22.9)	169.7
Income from unconsolidated operations	13.2	1.0	14.2	—	—	14.2
	Consumer	Industrial	Total Food	Packaging	Corporate & Eliminations	Total
	(in millions)
Quarter ended August 31, 2001
Net sales	$228.3	$261.8	$490.1	$45.8	$—	$535.9
Intersegment sales	—	2.0	2.0	11.1	(13.1)	—
Operating income	27.4	30.8	58.2	5.1	(6.9)	56.4
Operating income excluding special charges and goodwill amortization	30.1	31.2	61.3	5.1	(6.9)	59.5
Income from unconsolidated Operations	4.2	0.4	4.6	—	—	4.6
Nine months ended August 31, 2001
Net sales	$689.5	$736.8	$1,426.3	$140.2	$—	$1,566.5
Intersegment sales	—	7.1	7.1	29.3	(36.4)	—
Operating income	80.4	74.5	154.9	16.5	(20.5)	150.9
Operating income excluding special charges and goodwill amortization	88.9	75.5	164.4	16.6	(20.5)	160.5
Income from unconsolidated operations	12.9	1.0	13.9	—	—	13.9

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

        In July 2001, the Company retired $75.0 million of 8.95% fixed-rate notes and replaced those notes with borrowings under its commercial paper program. Also in July 2001, the Company entered into $75.0 million of interest rate swap contracts to effectively fix the annual interest rate, related to the above mentioned commercial paper borrowings, at 6.35% from 2001 through 2011. See the Interest Rate Risk section for further discussion on the Company's interest rate derivatives. Hedge ineffectiveness related to these swaps was not material.

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

        In the condensed consolidated statement of income, the Company has presented an alternative earnings per share calculation, titled "Net income excluding goodwill." This represents a pro-forma restatement of 2001 as if SFAS No. 141 and No. 142 had been adopted at the beginning of the year and accordingly goodwill amortization has been eliminated. A reconciliation of the impact on net income, and basic and diluted earnings per share for the quarter and nine months ended August 31, 2001 is set forth below:

Quarter ended August 31, 2001:
Reported net income	$34,312
Adjustment for amortization of goodwill	2,905

Adjusted net income	$37,217

Reported basic earnings per share	$0.25
Adjustment for amortization of goodwill	0.02

Adjusted basic earnings per share	$0.27

Reported diluted earnings per share	$0.24
Adjustment for amortization of goodwill	0.03

Adjusted diluted earnings per share	$0.27

Nine months ended August 31, 2001:
Reported net income	$87,534
Adjustment for amortization of goodwill	8,968

Adjusted net income	$96,502

Reported basic earnings per share	$0.64
Adjustment for amortization of goodwill	0.06

Adjusted basic earnings per share	$0.70

Reported diluted earnings per share	$0.63
Adjustment for amortization of goodwill	0.06

Adjusted diluted earnings per share	$0.69

        The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of August 31, 2002(in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$150	$81
Unamortized intangible assets:
Goodwill	$568,442	$71,914
Other Intangibles	6,629	567

	$575,071	$72,481
	$575,221	$72,562

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Sales in the third quarter were $545.0 million, an increase of 1.7% versus the third quarter of 2001. Sales were impacted by favorable foreign exchange and higher volumes. These increases were offset in part by the timing of certain customer purchases.

        Gross profit margin for the third quarter was 34.8%, compared to a margin of 35.3% in the third quarter of 2001. The timing of customer purchases reduced sales in the U.S. to retail and food service customers, which resulted in a reduction to gross profit margin. Margins were also negatively impacted this quarter from poor performance in the U.K. brokerage business.

        Diluted earnings per share for the third quarter were $0.25, an increase of $0.01 versus diluted earnings per share of $0.24 reported for the third quarter of 2001. Excluding goodwill amortization for the third quarter of 2001, diluted earnings per share were $0.27, which compares to $0.25 for this year's third quarter. The drivers of the third quarter earnings decrease were $0.02 from operations and $0.01 from special charges, offset by a favorable $0.01 from interest. The $0.02 from operations includes an unfavorable $0.02—$0.03 from the timing of customer purchases in advance of the Beyond 2000 program implementation in several U.S. businesses, an unfavorable $0.02 from incremental costs associated with the Beyond 2000 program implementation, and an unfavorable $0.01 from poor performance in the U.K. brokerage business partially offset by favorability in other areas of our operations.

        The $0.01 from special charges for the period, were costs associated with previously announced streamlining actions that could not be accrued last year. These actions included the write-off of an investment, costs of the consolidation of manufacturing in Canada, and the closure of a U.S. distribution center.

        The Company adopted SFAS No. 141 and No. 142 effective December 1, 2001. Items referred to as "excluding goodwill amortization" are provided in order to make the years presented comparable. Gross profit margin, and operating income "excluding special charges" presents the applicable measure excluding the impact of items identified in the consolidated financial statements as special charges. This alternative measure is used when discussing segment results, as this is how management measures these segments in its internal reporting. Management believes that this measurement is an important indicator of the ongoing operations of the business. Special charges are managed and measured through separate reporting to management.

RESULTS OF OPERATIONS

        Net sales for the quarter ended August 31, 2002, increased 1.7% over the comparable quarter of 2001. Excluding the favorable impact of foreign exchange, sales for the quarter decreased 0.4% in 2002.

        For the nine months ended August 31, 2002, net sales increased 3.2% over the comparable period last year. Excluding the favorable impact of foreign exchange, sales for the nine months increased 2.8% in 2002.

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
	(in millions)
Net sales
Consumer	$233.4	$228.3	$716.1	$689.5
Industrial	267.5	261.8	773.4	736.8
Packaging	44.1	45.8	127.0	140.2

	$545.0	$535.9	$1,616.5	$1,566.5

        Consumer sales for the third quarter rose 2.3% above 2001. Excluding a favorable impact from foreign exchange, sales declined 1.5%. In local currency, consumer sales declined 4.0% in the Americas. The reduction was due to customer purchases in advance of the Company's U.S. implementation of new systems under its Beyond 2000 program, which occurred at the end of the second quarter. In Europe, sales for the quarter in local currency increased 2.8%. This increase is mainly attributable to higher volumes partially offset by unfavorable product mix. In local currency, sales in Asia/Pacific increased 0.3% over the same quarter last year. Sales in Asia/Pacific were reduced by a strategic initiative underway in China. The Company is de-emphasizing some of our less profitable products in that market, such as ketchup and soy sauce, in order to focus on our core products, such as spices and seasoning mixes, which have a higher margin. For the nine months ended August 31, 2002, consumer sales increased $26.6 million or 3.9%. Excluding the impact of foreign exchange, sales increased 3.1% driven by higher volume.

        Industrial sales in the third quarter increased 2.2% versus last year's third quarter. Foreign exchange contributed 1.0% of the increase. In local currency, industrial sales increased 0.3% for the quarter in the Americas. Third quarter sales to U.S. food service customers were lower, following purchases in advance of the implementation of Beyond 2000 at the end of the second quarter. In local currency, sales in Europe increased 1.0% due to favorable volume. Sales in Asia/Pacific, in local currency, rose 11.6% due to increased volume predominantly in China as we continue to expand with our worldwide industrial customers. For the nine months ended August 31, 2002, industrial sales increased $36.6 million or 5.0%. Excluding the impact of foreign exchange, sales increased 4.8% due to volume growth offset slightly by product mix.

        Packaging business sales remained weak this quarter. The packaging business reported third party sales for the third quarter down 3.9% versus last year. Sales for the nine months ended August 31, 2002, decreased $13.1 million or 9.4%. These sales declines were primarily due to a decrease in demand for products supplied to the health and personal care industry.

        Gross profit margin for the third quarter was 34.8%, compared to a margin of 35.3% in the third quarter of 2001. The timing of customer purchases reduced sales in the U.S. to retail and foodservice customers, which also resulted in a reduction to gross profit margin. Margins were also negatively impacted this quarter from poor performance in the U.K. brokerage business. Gross profit margin for the nine months ended August 31, 2002, was 35.1% up from 34.4% in the comparable period last year. On a year to date basis, gross profit margin improvement in both the consumer and industrial businesses was mainly due to global procurement initiatives and ongoing efforts to improve efficiencies. Also, the consumer business has benefited from favorable raw material costs, and the industrial business has continued to have success in shifting sales to higher-margin, more value-added products.

        Selling, general, and administrative expenses in the prior year included amortization of goodwill of $3.1 million for the third quarter and $9.6 million for the nine months ended August 31, 2001. Excluding goodwill amortization, selling, general, and administrative expenses were even in the third quarter of 2002 versus the comparable period last year. Excluding goodwill amortization, selling, general, and administrative expenses for the nine months ended August 31, 2002, increased in both dollar terms and as a percentage of net sales, as compared to last year. These increases were primarily due to increased distribution, pension, and insurance costs, as well as a higher investment for the Beyond 2000 program. Pension expense increased due to the impact of a reduced discount rate and a less than expected return on plan assets. The Company's insurance costs have increased concurrent with an industry wide trend.

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
	(in millions)
Operating income
Consumer	$28.8	$27.4	$94.8	$80.4
Industrial	30.4	30.8	80.8	74.5
Packaging	5.6	5.1	14.1	16.5

Combined segments (1)	$64.8	$63.3	$189.7	$171.4

(1)
Excludes impact of general corporate expenses included as Corporate & Eliminations. See Note 5 to Condensed Consolidated Financial Statements.

        Total operating income for the quarter ended August 31, 2002 increased $0.8 million or 1.4% compared to last year. Operating income margin was 10.5% for both the third quarter of 2002 and the third quarter of 2001. Special charges reduced operating income margin in the third quarter of 2002 by 0.5%.

        In the consumer business, operating income was $28.8 million in the third quarter compared to $27.4 million last year. Excluding special charges and goodwill amortization for both years, operating income for the third quarter of 2002 was $29.0 million, a 3.9% reduction from operating income of $30.1 million in 2001. Operating income was impacted by lower sales and gross margin in the U.S. related to timing of customer purchases, costs associated with the implementation of Beyond 2000 and poor performance in the U.K. brokerage business. In the industrial business, operating income for the quarter declined slightly to $30.4 million from $30.8 million in 2001. Excluding special charges and goodwill amortization, operating income was $31.0 million for the third quarter of 2002 compared to $31.2 million for the same quarter last year. Operating income was impacted this quarter by lower margins in our European operations due in part to additional product development costs related to potential new business. Costs associated with the Beyond 2000 implementation, also lowered operating income for the U.S. industrial business in the third quarter of 2002. Operating income, including inter-segment business, for the packaging business in the third quarter of 2002 increased to $5.6 million from $5.1 million in 2001. Excluding special charges and goodwill amortization, operating income was $5.7 million versus $5.1 million in 2001, an increase of 12.7%. Actions taken to adjust production activities, including a reduction in workforce, drove a better margin when compared to results from a year ago.

        For the nine months ended August 31, 2002, operating income margin increased to 10.2% from 9.6% in the comparable period last year. Special charges reduced operating income margin for the nine months ended August 31, 2002 by 0.3%.

        Interest expense for the three and nine months ended August 31, 2002 was $10.6 million and $32.8 million, respectively, versus $12.5 million and $40.3 million for the comparable period last year. This decrease is due to favorable interest rates and lower average debt levels.

        The effective tax rate for the quarter and nine months ended August 31, 2002, was 32.8% and 31.9%, respectively, versus 33.1% for both comparable periods last year. The lower tax rate was primarily attributable to the elimination of goodwill amortization, which is generally a non-tax deductible expense.

        Income from unconsolidated operations was $4.4 million and $14.2 million for the three and nine months ended August 31, 2002, respectively. Results for the comparable period last year were $4.6 million and $13.9 million, respectively. The increase year-to-date is primarily attributable to strong performance by our North American joint ventures. However, in the third quarter, our Mexican joint venture experienced difficulties due to increased competitive conditions.

SPECIAL CHARGES

        During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. The total plan will cost approximately $32.6 million ($25.6 million after tax) and will be completed in 2003. Total cash expenditures in connection with these costs will approximate $13.7 million, which will be funded through internally generated funds. Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management. The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general, and administrative expenses in the consolidated statement of income.

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

        The costs recorded in the fourth quarter of 2001 related to the consolidation of manufacturing in Canada, a distribution center consolidation in the U.S., a product line elimination and a realignment of our sales operations in the U.K., and a workforce reduction of 275 positions which encompasses plans in all segments and across all geographic areas. As of August 31, 2002, 180 of the 275 position reductions had been realized.

        During the three and nine months ended August 31, 2002, the Company recorded special charges of $2.9 million and $4.9 million ($2.6 million and $3.9 million after tax), respectively. The costs recorded in 2002 were part of the streamlining actions announced in the fourth quarter of 2001, but could not be accrued at that time. These actions included the write-off of an investment in a trade purchasing consortium, costs of the consolidation of manufacturing in Canada, and the closure of a U.S. distribution center. These expenses were classified as special charges in the consolidated statement of income.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

        The fair value of the Company's portfolio of forward and option contracts was $(0.9) million and $0.2 million as of August 31, 2002 and August 31, 2001, respectively.

Interest Rate Risk

        The Company manages its interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs. In addition, the Company may enter into interest rate derivatives to achieve a cost effective mix of fixed and variable rate indebtedness.

        As of August 31, 2002, the Company had outstanding interest rate swap contracts to pay a fixed rate of interest of 6.35% and receive a variable rate of interest, based on the six-month LIBOR, on a notional amount of $75 million for the period from 2001 through 2011. As of August 31, 2002 the fair value of these swap contracts was an unrealized loss of $10.7 million compared to an unrealized loss of $4.3 million in the same period last year. The Company has designated its outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with the $75 million of commercial paper borrowed to repay the 8.95% notes which matured in July 2001. The unrealized gain or loss on these swaps is recorded in other comprehensive income, as the Company intends to hold these contracts until maturity. Realized gains or losses are reflected in interest expense in the applicable period. Hedge ineffectiveness associated with these hedges was not material in the quarter.

FINANCIAL CONDITION

        In the condensed consolidated statement of cash flows, net cash provided by operating activities was $49.8 million for the nine months ended August 31, 2002, an increase of $7.6 million or 18.1% over last year. This increase was primarily due to favorable profits excluding depreciation and amortization.

        Cash flows related to investing activities used cash of $89.9 million in the nine months ended August 31, 2002 versus $79.1 million in the comparable period of 2001. Increased capital expenditures versus the prior year made up the majority of the increase in the cash used for investing activities. This increase was primarily related to spending for our Beyond 2000 project. In the third quarter, the Company paid $0.5 million in cash toward the purchase of a line of bagged ethnic spices, herbs, chili and snacks in the U.S., marketed under the Mexico Spices brand name. An additional $0.8 million in cash will be paid in the fourth quarter of 2002, and a note will be issued for the remaining $0.3 million.

        Cash flows from financing activities provided cash of $24.6 million in the nine months ended August 31, 2002 compared to $45.1 million in the same period last year. The Company finalized its medium-term note program for the Ducros acquisition in the first quarter of 2001. See Note 6 of Notes to Condensed Financial Statements. The common stock issued and common stock acquired by purchase generally related to the Company's stock compensation plans.

        The return on assets invested by the Company's sponsored pension plans has in 2001 and 2002 been below the expected long-term rate of return. The U.S. pension plan investment returns during 2001 and 2002 have reflected the general decline in the U.S. stock market. As a result, the current market value of the pension plan assets is below the Accumulated Benefit Obligation. The Company utilizes a September 30 measurement date for this plan. It is anticipated that on the September 30, 2002 measurement date, the Company will be required to record a minimum pension liability as calculated under SFAS No. 87. This will result in an increase in liabilities and a decrease in other comprehensive income on the balance sheet. Pension funding for 2002 will be above the level of 2001.

        The Company's ratio of debt-to-total capital was 54.3% as of August 31, 2002, down from 64.1% at August 31, 2001 and 58.3% at November 30, 2001. The decrease since August 31, 2001 was due to the combination of lower average debt levels and increases in shareholders' equity. Debt has increased since November 30, 2001 due to seasonal funding patterns, however, it is not at the level of one year ago. The decrease in the ratio from year-end was due primarily to increases in shareholders' equity.

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

ITEM 4    CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating effectively to ensure appropriate disclosure.

        In conjunction with the Beyond 2000 implementation in certain of our U.S. businesses on June 5, 2002, changes were made to the Company's internal controls in order to adapt to the SAP environment. Management believes that the new controls are equally effective as those that were in place prior to the implementation.

PART II—OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	See Exhibit Index at pages 22-23 of this Report on Form 10-Q.
(b)	Reports on Form 8-K.
On October 9, 2002, the Registrant filed a report on Form 8-K reporting its filing with the Securities and Exchange Commission sworn written statements manually signed by the Registrant's principal executive and financial officers. These statements are in the form required by Order of the Commission dated June 27, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED
Date: October 11, 2002	By:	/s/ FRANCIS A. CONTINO Francis A. Contino Executive Vice President & Chief Financial Officer
Date: October 11, 2002	By:	/s/ KENNETH A. KELLY, JR. Kenneth A. Kelly, Jr. Vice President & Controller

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert J. Lawless, Chairman, President and Chief Executive Officer of the Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of McCormick & Company, Inc. (the "registrant);

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT J. LAWLESS Robert J. Lawless Chairman, President & Chief Executive Officer

Date: October 11, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Francis A. Contino, Executive Vice President and Chief Financial Officer of the Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of McCormick & Company, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANCIS A. CONTINO Francis A. Contino Executive Vice President & Chief Financial Officer

Date: October 11, 2002

EXHIBIT INDEX

ITEM 601

EXHIBIT NUMBER		REFERENCE OR PAGE
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.
(3)	Articles of Incorporation and By-Laws
	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by Reference from Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Registration Form S-8 Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
	By-laws of McCormick & Company, Incorporated, Restated and Amended as of September 17, 2002.	Attached as Exhibit 3.1
(4)	Instruments defining the rights of security holders, including indentures.
With respect to rights holders of equity securities, see Exhibit 3 (Restatement of Charter) and the Summary of Certain Exchange Rights, a copy of which was attached as Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001, which report is incorporated by reference. No instrument of Registrant with respect to long-term debt involves an amount of authorized securities which exceeds 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of any instrument upon request of the Securities and Exchange Commission.
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

(iii)
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
(11)	Statement re computation of per-share earnings.	Not applicable.
(15)	Letter re unaudited interim financial information.	Not applicable.
(18)	Letter re change in accounting principles.	Not applicable.
(19)	Report furnished to security holders.	Not applicable.
(22)	Published report regarding matters submitted to vote of securities holders.	Not applicable.
(23)	Consents of experts and counsel.	Not applicable.
(24)	Power of attorney.	Not applicable.
(99)	Additional exhibits.

        99.1—Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act if 2002.

        99.2—Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act if 2002.

QuickLinks

PART I — FINANCIAL INFORMATION
  ITEM 1 FINANCIAL STATEMENTS
McCORMICK & COMPANY, INCORPORATED CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (in thousands except per share amounts)
McCORMICK & COMPANY, INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)
McCORMICK & COMPANY, INCORPORATED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (in thousands)
McCORMICK & COMPANY, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4 CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX