Form 10-K
period 2002-11-30
MCCORMICK & CO INC
filed 2003-02-05
CIK 63754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2002
Commission file number 0-748

McCORMICK & COMPANY, INCORPORATED

Maryland (State of incorporation)	52-0408290 (IRS Employer Identification No.)
18 Loveton Circle Sparks, Maryland (Address of principal executive offices)	21152 (Zip Code)
Registrant's telephone number, including area code (410) 771-7301
Securities registered pursuant to Section 12(b) of the Act: Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value Common Stock Non-Voting, No Par Value	New York Stock Exchange New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2002	$274,206,753
The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2002	$3,237,887,735

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	NUMBER OF SHARES OUTSTANDING	Date
Common Stock	15,662,596	December 31, 2002
Common Stock Non-Voting	124,429,677	December 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Registrant's 2002 Annual Report to Stockholders	Part I, Part II, Part IV
Registrant's Proxy Statement dated February 18, 2003	Part III

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

        The Registrant operates in three business segments: consumer, industrial and packaging. The consumer segment sells spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including "McCormick", "Ducros" in continental Europe, "Club House" in Canada, and "Schwartz" in the U.K. The industrial segment sells spices, herbs, extracts, proprietary seasonings, condiments, coatings and compound flavors to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment manufactures and markets plastic packaging products to the food, personal care and other industries, primarily in the U.S. Tubes and bottles are also produced for the Registrant's food segment.

        Please refer to pages 5 through 13 of the Registrant's Annual Report to Stockholders for 2002, which is attached as Exhibit 13, for a more detailed description of the business. Please also refer to pages 17 through 28, "Management's Discussion and Analysis," and Note 15 "Business Segments and Geographic Areas" of the Notes to Consolidated Financial Statements on pages 42 and 43 of the Annual Report to Stockholders for 2002, for financial information about the Registrant's business segments. Such pages of the Registrant's Annual Report to Stockholders for 2002 are incorporated herein by reference.

        Unless otherwise indicated, all references to amounts in this Report or in the Registrant's Annual Report to Stockholders for 2002 are amounts from continuing operations.

Raw Materials

        Many of the spices and herbs purchased by the Registrant are imported into the U.S. from the country of origin, although significant quantities of some materials, such as paprika, dehydrated vegetables, onion and garlic, and food ingredients other than spices and herbs, originate in the U.S. The Registrant is a direct importer of certain raw materials, mainly black pepper, vanilla beans, cinnamon, herbs and seeds from their countries of origin. In addition, the Registrant also purchases wheat flour, soy oil and cheese and dairy powders from U.S. sources for use in many industrial products.

        The raw materials most important to the Registrant are wheat flour, black pepper, soy oil, cheese and vanilla beans. The Registrant is not aware of any restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, the Registrant uses a combination of open market purchases and advance purchase commitments, most of which are less than one year in duration, to minimize volatility in price and uncertainty of supply.

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

        The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 2002. Sales to the Registrant's five largest customers represented approximately 27% of consolidated net sales.

        The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

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

Working Capital

        In order to meet increased demand for its products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Registrant's liquidity and capital resources, see Note 6 "Financing Arrangements" of the Notes to Consolidated Financial Statements on page 37 of the Registrant's Annual Report to Stockholders for 2002, which page is incorporated by reference, and the "Financial Condition" section of "Management's Discussion and Analysis" on pages

22 and 23 of the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference.

Competition

        The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see pages 5 through 10 in the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference.

Research and Quality Control

        The Registrant has emphasized quality and innovation in the development, production and packaging of its products. Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development departments. The long experience of the Registrant in its field contributes substantially to the quality of the products offered for sale. Quality specifications exist for the Registrant's products, and continuing quality control inspections and testing are performed. Total expenditures for these and other related activities during fiscal years 2002, 2001 and 2000 were approximately $59.9 million, $53.0 million and $48.4 million, respectively. Of these amounts, expenditures for research and development amounted to $31.4 million in 2002, $27.1 million in 2001 and $24.9 million in 2000. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

        Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. There were no material capital expenditures for environmental control facilities in 2002 and there are no material expenditures planned for such purposes in 2003.

Employees

        The Registrant had approximately 9,000 employees worldwide as of December 31, 2002. The Registrant believes its relationship with employees to be very good. The Registrant has no collective bargaining contracts in the United States and nine such agreements affecting approximately 1,050 employees in its foreign subsidiaries.

Financial Information About Geographic Locations

        For information on the revenues and long-lived assets of the registrant, see "Geographic Areas" within Note 15 of the Notes to Consolidated Financial Statements on page 43 of the Registrant's Annual Report to Stockholders for 2002, which page is incorporated by reference, and the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 24 and 25 of the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference.

Foreign Operations

        The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange and price controls, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately one-third of net sales in 2002 were from international operations.

Forward-Looking Information

        For a discussion of forward-looking information, see the "Forward-Looking Information" section of "Management's Discussion and Analysis" on page 28 of the Registrant's Annual Report to Stockholders for 2002, which page is incorporated by reference.

Available Information

        The Registrant's Internet Address is: www.mccormick.com. The Registrant makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the SEC. In addition, the Registrant's earnings conference calls and presentations to securities analysts are web cast live via the Registrant's website.

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
    Dallas, Texas—industrial
    Atlanta, Georgia—industrial
    South Bend, Indiana—industrial
    Anaheim, California—packaging
    Oxnard, California—packaging
    Easthampton, Massachusetts—packaging
    Monroe Township, New Jersey—packaging

  Canada

    London, Ontario—consumer and industrial
    Mississauga, Ontario—industrial

  Mexico

    Cuautitlan de Romero Rubio, Mexico—industrial

  United Kingdom

    Haddenham, England—consumer and industrial
    Paisley, Scotland—industrial

  France

    Carpentras—consumer and industrial
    Monteux—consumer (2 principal plants)

  Australia

    Melbourne—consumer and industrial
    Sydney—consumer and industrial

  China

    Shanghai—consumer and industrial
    Guangzhou—consumer and industrial

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

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of Registrant's fiscal year 2002 to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Registrant has disclosed in Note 17 "Selected Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements on page 43 of the Registrant's Annual Report to Stockholders for 2002, which page is incorporated by reference, the information relating to the market price and dividends paid on the Registrant's common stocks.

        The Registrant's non-voting common stock and voting common stock are listed and traded on the New York Stock Exchange. The approximate number of holders of common stock of the Registrant based on record ownership as of December 31, 2002 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,200
Common Stock Non-Voting, no par value	9,900

        The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange and price controls, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately one-third of net sales in 2002 were from international operations.

Item 6. Selected Financial Data

        This information is set forth on the line items entitled "Net sales—under EITF 01-09," "Net sales previously reported," "Net income—continuing operations," "Earnings per share—assuming dilution—continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" in the "Historical Financial Summary" on page 44 of the Registrant's Annual Report to Stockholders for 2002, which line items are incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This information is set forth in "Management's Discussion and Analysis" on pages 17 through 28 of the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        This information is set forth in the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 24 through 26 of the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference, and in Note 7 "Financial Instruments" on pages 37 and 38 of the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data are included on pages 30 through 43 of the Registrant's Annual Report to Stockholders for 2002, which pages are incorporated by reference. The Report of Independent Auditors from Ernst & Young LLP on such financial statements is included on page 29 of the Registrant's Annual Report to Stockholders for 2002, which page is incorporated by reference. The supplemental schedule for 2000, 2001, and 2002 is included on page 15 of this Report on Form 10-K.

        The unaudited quarterly data is included in Note 17 "Selected Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements on page 43 of the Registrant's Annual Report to Stockholders for 2002, which page is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information responsive to this item is incorporated herein by reference to the section entitled "Election of Directors" in the Registrant's definitive proxy statement for 2003, to be filed within 120 days after the end of the Registrant's fiscal year. In addition to the executive officers and directors discussed in the proxy statement, Paul C. Beard, H. Grey Goode, Jr., Kenneth A. Kelly, Jr., Robert W. Skelton and Alan D. Wilson are also executive officers of the Registrant.

        Mr. Beard is 48 years old and has had the following work experience during the last five years: 3/1/02 to present—Vice President—Finance; 1/1/00 to 3/1/02—Vice President & General Manager—Global Restaurant Division; 12/1/98 to 1/1/00—Vice President & General Manager—McCormick Flavor Division; 6/1/97 to 12/1/98—President, McCormick Canada.

        Mr. Goode is 54 years old and has had the following work experience during the last five years: 1/01 to present—Vice President—Tax; 9/96 to 01/01—Director of Tax.

        Mr. Kelly is 48 years old and has had the following work experience during the last five years: 2/00 to present—Vice President and Controller; 7/97 to 2/00—Vice President of Finance and Administration/McCormick Schilling Division; 3/96 to 7/97—Director of Corporate Accounting.

        Mr. Skelton is 55 years old and has had the following work experience during the last five years: 11/02 to present—Senior Vice President, General Counsel & Secretary; 6/97 to 11/02—Vice President, General Counsel and Secretary.

        Mr. Wilson is 45 years old and has had the following work experience during the last five years: 1/03 to present—President, U.S. Consumer Products Division; 3/01 to 12/02—Vice President & General Manager, Sales & Marketing; 12/98 to 2/01—President, McCormick Canada; 4/96 - 12/98—President, Tubed Products, Inc.

Item 11. Executive Compensation

        Information responsive to this item is incorporated herein by reference to the sections entitled "Report on Executive Compensation," "Summary Compensation Table," "Compensation of Directors," "Pension Plan Table," "Stock Options—Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Mid-Term Incentive Plan" in the Registrant's definitive proxy statement for 2003, to be filed within 120 days after the end of the Registrant's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

        Information responsive to this item is incorporated herein by reference to the sections entitled "Principal Stockholders," "Election of Directors" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement for 2003, to be filed within 120 days after the end of the Registrant's fiscal year.

Item 13. Certain Relationships and Related Transactions

        Robert W. Schroeder, an Executive Vice President of the Registrant and a member of its Board of Directors, announced his plans to retire from the Registrant as of January 1, 2004. Mr. Schroeder has agreed to continue to provide advisory and consulting services to the Registrant for an eighteen-month period following his retirement. During the consulting period, Mr. Schroeder will be paid a monthly consulting fee in the amount of $30,650.

PART IV

Item 14. Controls and Procedures.

        The Registrant maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating effectively to ensure appropriate disclosure.

        In conjunction with the Beyond 2000 implementation in certain of our U.S. businesses in June 2002, changes were made to the Registrant's internal controls in order to adapt to the new systems environment. Management believes that the new controls are equally effective as those that were in place prior to the implementation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this Form:

  1.
  The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 14 of this Report.

  2.
  The financial statement schedules required by Item 8 of this Form 10-K that are listed in the Table of Contents appearing on page 14 of this Report.

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

McCORMICK & COMPANY, INCORPORATED

By:	/s/ ROBERT J. LAWLESS Robert J. Lawless	Chairman, President & Chief Executive Officer	February 4, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ ROBERT J. LAWLESS Robert J. Lawless	Chairman, President & Chief Executive Officer	February 4, 2003
Principal Financial Officer:
/s/ FRANCIS A. CONTINO Francis A. Contino	Executive Vice President, Chief Financial Officer & Supply Chain	February 4, 2003
Principal Accounting Officer:
/s/ KENNETH A. KELLY, JR. Kenneth A. Kelly, Jr.	Vice President & Controller	February 4, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:
/s/ BARRY H. BERACHA Barry H. Beracha	February 4, 2003
/s/ JAMES T. BRADY James T. Brady	February 4, 2003
/s/ FRANCIS A. CONTINO Francis A. Contino	February 4, 2003
/s/ ROBERT G. DAVEY Robert G. Davey	February 4, 2003
/s/ EDWARD S. DUNN, JR. Edward S. Dunn, Jr.	February 4, 2003
/s/ J. MICHAEL FITZPATRICK. J. Michael Fitzpatrick	February 4, 2003
/s/ FREEMAN A. HRABOWSKI, III Freeman A. Hrabowski, III	February 4, 2003
/s/ ROBERT J. LAWLESS Robert J. Lawless	February 4, 2003
/s/ JOHN C. MOLAN John C. Molan	February 4, 2003
/s/ CARROLL D. NORDHOFF Carroll D. Nordhoff	February 4, 2003

/s/ ROBERT W. SCHROEDER Robert W. Schroeder	February 4, 2003
/s/ WILLIAM E. STEVENS William E. Stevens	February 4, 2003
/s/ KAREN D. WEATHERHOLTZ Karen D. Weatherholtz	February 4, 2003

CERTIFICATIONS

        I, Robert J. Lawless, Chairman, President and Chief Executive Officer, certify that:

        1.    I have reviewed this annual report on Form 10-K of McCormick & Company, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	/s/ ROBERT J. LAWLESS Robert J. Lawless Chairman, President & Chief Executive Officer

CERTIFICATIONS

        I, Francis A. Contino, Executive Vice President, Chief Financial Officer & Supply Chain, certify that:

        1.    I have reviewed this annual report on Form 10-K of McCormick & Company, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	/s/ FRANCIS A. CONTINO Francis A. Contino Executive Vice President, Chief Financial Officer & Supply Chain

McCORMICK & COMPANY, INCORPORATED

TABLE OF CONTENTS AND RELATED INFORMATION

        Included in the Registrant's 2002 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

  Consolidated Statement of Income for the Years Ended November 30, 2002, 2001 & 2000
  Consolidated Balance Sheet, November 30, 2002 & 2001
  Consolidated Statement of Cash Flows for the Years Ended November 30, 2002, 2001 & 2000
  Consolidated Statement of Shareholders' Equity for the Years Ended November 30, 2002, 2001 & 2000
  Notes to Consolidated Financial Statements
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

* Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2002 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2002 accompanies this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C		Column D		Column E
Description	Balance Beginning of Year	Additions Costs and Expenses		Deductions		Balance End Of Year
Year ended November 30, 2002 Allowance for doubtful receivables	$7.5	$1.2		$1.3		$7.4
Year ended November 30, 2001 Allowance for doubtful receivables	$6.6	$3.7		$2.8	(1)	7.5
Year ended November 30, 2000 Allowance for doubtful receivables	$3.8	$6.5	(2)	$3.7	(1)	$6.6

Notes:

(1)
Accounts written off net of recoveries.

(2)
Additions include allowances acquired in the Ducros acquisition.

EXHIBIT INDEX

ITEM 601

EXHIBIT NUMBER		REFERENCE OR PAGE
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.
(3)	Articles of Incorporation and By-Laws
	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Registration Form S-8 Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
	By-laws of McCormick & Company, Inc. Restated and Amended on September 17, 2001	Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.
(4)	Instruments defining the rights of security holders, including indentures
With respect to rights of holders of equity securities, see Exhibit 3 (Restatement of Charter) and the Summary of Certain Exchange Rights, a copy of which was attached as Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, which report is incorporated by reference. No instrument of Registrant with respect to long-term debt involves an amount of authorized securities which exceeds 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of any such instrument upon request of the Commission.
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

iii) The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is described on pages 23 through 31 of the Registrant's definitive Proxy Statement dated February 19, 2002, as filed with the Commission on February 19, 2002, which pages are incorporated by reference.

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
(11)	Statement re computation of per-share earnings	Footnote 12 on page 41 of Exhibit 13.
(12)	Statements re computation of ratios	Pages 17 and 22 through 23 of Exhibit 13.
(13)	Annual Report to Security Holders
	McCormick & Company, Incorporated Annual Report to Stockholders for 2002	Submitted in electronic format.
(16)	Letter re change in certifying accountant	Not applicable.
(18)	Letter re change in accounting principles	Not applicable.
(21)	Subsidiaries of the Registrant	Page 19 of this Report on Form 10-K.
(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.
(23)	Consent of independent auditors	Page 20 of this Report on Form 10-K.

(24)	Power of attorney	Not applicable.
(99)	Additional exhibits
99.1 Certification of Robert J. Lawless pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Francis A. Contino pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

        The following is a listing of Subsidiaries of the Registrant including the name under which they do business and their jurisdictions of incorporation. Certain subsidiaries are not listed since, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2002.

Company Name	Jurisdiction of Incorporation
MOJAVE FOODS CORPORATION	Maryland
McCORMICK de CENTRO AMERICA, S.A. de C.V.	El Salvador
McCORMICK EUROPE, LTD.	United Kingdom
McCORMICK INTERNATIONAL HOLDINGS LTD.	United Kingdom
McCORMICK FRANCE S.A.S.	France
DUCROS S.A.S.	France
DESSERT PRODUCTS INTERNATIONAL S.A.S.	France
McCORMICK (U.K.) LTD.	Scotland
McCORMICK SOUTH AFRICA (PROPRIETARY) LIMITED	South Africa
OY McCORMICK AB	Finland
McCORMICK FOODS AUSTRALIA PTY. LTD.	Australia
McCORMICK (GUANGZHOU) FOOD COMPANY LIMITED	People's Republic of China
SHANGHAI McCORMICK FOODS COMPANY LIMITED	People's Republic of China
McCORMICK INGREDIENTS SOUTHEAST ASIA PRIVATE LIMITED	Republic of Singapore
McCORMICK PESA, S.A. de C.V.	Mexico
LA CIE McCORMICK CANADA CO.	Province of Nova Scotia, Canada
SETCO, INC.	Delaware
TUBED PRODUCTS, INC.	Massachusetts
McCORMICK DELAWARE, INC.	Delaware
McCORMICK GLOBAL INGREDIENTS LIMITED	Cayman
McCORMICK CYPRUS LIMITED	Cyprus
McCORMICK HUNGARY GROUP FINANCING LIMITED	Hungary

EXHIBIT 23

Consent of Independent Auditors

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of McCormick & Company, Incorporated and subsidiaries of our report dated January 28, 2003 included in the 2002 Annual Report to Shareholders of McCormick & Company, Incorporated.

        Our audits also included the financial statement schedule of McCormick & Company, Incorporated and subsidiaries listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated January 28, 2003, with respect to the consolidated financial statements of McCormick & Company, Incorporated and subsidiaries included in the 2002 Annual Report to Shareholders and incorporated by reference in this Annual Report (Form 10-K) for the year ended November 30, 2002, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of McCormick & Company, Incorporated.

Form	Registration Number	Date Filed
S-8	333-57590	03/26/2001
S-3/A	333-46490	1/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	3/24/1999
S-3	333-47611	3/9/1998
S-8	333-23727	3/21/1997
S-3	33-66614	7/27/1993
S-3	33-40920	5/29/1991
S-8	33-33724	3/2/1990
S-3	33-32712	12/21/1989
S-3	33-24660	3/16/1989
S-3	33-24659	9/15/1988
S-8	33-24658	9/15/1988

                      /s/ Ernst & Young LLP

Baltimore, Maryland
February 4, 2003

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Controls and Procedures.
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
McCORMICK & COMPANY, INCORPORATED TABLE OF CONTENTS AND RELATED INFORMATION
  Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED VALUATION AND QUALIFYING ACCOUNTS (IN MILLIONS)
EXHIBIT INDEX
  ITEM 601
  EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT
  EXHIBIT 23
Consent of Independent Auditors