Form 10-Q
period 2003-02-28
MCCORMICK & CO INC
filed 2003-04-11
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.    20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2003	Commission File Number 001-14920

McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	52-0408290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Loveton Circle, P. O. Box 6000, Sparks, MD	21152-6000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 771-7301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding March 31, 2003

Common Stock	15,569,730

Common Stock Non-Voting	123,612,075

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended February 28,
	2003	2002

Net sales	$555,147	$518,906
Cost of goods sold	355,307	333,655

Gross profit	199,840	185,251

Selling, general and administrative expense	140,880	132,641
Special charges	78	367

Operating income	58,882	52,243

Interest expense	10,516	11,063
Other income, net	(641)	(1,047)

Income before income taxes	49,007	42,227

Income taxes	15,340	13,246

Net income from consolidated operations	33,667	28,981

Income from unconsolidated operations	2,847	5,678

Minority interest	(1,375)	(818)

Net income	$35,139	$33,841

Earnings per common share - basic	$0.25	$0.24

Earnings per common share - assuming dilution	$0.25	$0.24

Cash dividends declared per common share	$0.11	$0.105

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	February 28, 2003	February 28, 2002	November 30, 2002
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$21,002	$62,181	$47,332
Accounts receivable, net	304,532	269,894	341,802
Inventories
Raw materials and supplies	150,730	116,207	126,312
Finished products and work-in process	196,075	165,675	180,017
	346,805	281,882	306,329
Other current assets	38,857	31,282	29,164
Total current assets	711,196	645,239	724,627

Property, plant and equipment	1,016,360	917,309	972,832
Less: accumulated depreciation	(526,763)	(474,754)	(504,568)
Total property, plant and equipment, net	489,597	442,555	468,264

Goodwill, net	534,027	450,659	499,457
Intangible assets, net	6,996	5,793	6,497
Prepaid allowances	113,909	125,348	96,624
Other assets	128,296	149,091	135,320

Total assets	$1,984,021	$1,818,685	$1,930,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$207,460	$295,142	$136,700
Current portion of long-term debt	506	994	570
Trade accounts payable	187,033	184,269	202,291
Other accrued liabilities	274,321	259,579	333,729
Total current liabilities	669,320	739,984	673,290

Long-term debt	454,113	454,135	453,921
Other long-term liabilities	220,964	147,578	211,277
Total liabilities	1,344,397	1,341,697	1,338,488

Shareholders’ Equity
Common stock	78,845	68,887	74,681
Common stock non-voting	157,375	148,207	155,975
Retained earnings	458,845	358,873	458,952
Accumulated other comprehensive income	(55,441)	(98,979)	(97,307)

Total shareholders’ equity	639,624	476,988	592,301

Total liabilities and shareholders’ equity	$1,984,021	$1,818,685	$1,930,789

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended February 28,
	2003	2002

Cash flows from operating activities
Net income	$35,139	$33,841
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,135	14,906
Income from unconsolidated operations	(2,847)	(5,678)
Changes in operating assets and liabilities	(85,895)	(60,238)
Dividends from unconsolidated affiliates	3,097	2,250
Other	73	105
Net cash used in operating activities	(32,298)	(14,814)

Cash flows from investing activities
Acquisitions of businesses	(19,517)	—
Capital expenditures	(19,697)	(35,817)
Other	530	587
Net cash used in investing activities	(38,684)	(35,230)

Cash flows from financing activities
Short-term borrowings, net	70,461	85,309
Long-term debt borrowings	—	67
Long-term debt repayments	(83)	—
Common stock issued	6,741	14,966
Common stock acquired by purchase	(21,008)	(5,257)
Dividends paid	(15,415)	(14,536)
Net cash provided by financing activities	40,696	80,549

Effect of exchange rate changes on cash and cash equivalents	3,956	345

(Decrease)/increase in cash and cash equivalents	(26,330)	30,850
Cash and cash equivalents at beginning of period	47,332	31,331

Cash and cash equivalents at end of period	$21,002	$62,181

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

The results of consolidated operations for the three-month period ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

Accounting and Disclosure Changes

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company has adopted SFAS No. 146 as of December 1, 2002.  There was no material effect upon adoption of this statement.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has adopted Interpretation No. 45 as of December 1, 2002.  This Interpretation principally impacts the Company’s raw materials purchase obligation guarantees.  The effect of adoption of this statement was immaterial.  The Company will continue to evaluate the impact of Interpretation No. 45 on newly issued or modified guarantees.  See Note 6 regarding guarantee amounts.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires companies with an interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests.  The application of the guidance could result in the consolidation of a variable interest entity.  The only variable interest entity of the Company is the lease of a distribution center as more fully discussed in Note 6.  The Company is evaluating Interpretation No. 46 to determine if this entity will need to be consolidated with the Company results.  Interpretation No. 46 will apply to the Company beginning in the fourth quarter of 2003. The effect of adoption of Interpretation No. 46 will not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company will continue to use the intrinsic value method of accounting for stock options and accordingly will make the appropriate quarterly disclosures called for under SFAS No. 148 beginning in the second quarter of 2003.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

2.   SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions in all segments and across all geographic areas, and the reorganization of several joint ventures. As of February 28, 2003, 194 of the 275 position reductions had been realized.

The total plan will cost approximately $32.6 million ($25.6 million after tax).  Total cash expenditures in connection with these costs will approximate $16.7 million, which will be funded through internally generated funds.  Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management.  The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general and administrative expenses in the consolidated statement of income.

During the first quarter of 2002, the Company recorded special charges of $0.4 million ($0.2 million after tax).  The costs recorded in the first quarter of 2002 primarily related to a realignment of our sales and marketing operations in the U.S.  During the first quarter of 2003, the Company recorded special charges of $0.1 million.  The costs recorded in the first quarter of 2003 primarily include further relocation and severance costs related to the workforce reduction, partially offset by a gain on the sale of a plant. These expenses were classified as special charges in the consolidated statement of income.

The major components of the special charges and the remaining accrual balance as of February 28, 2002 follow (in millions):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2001	$5.8	$—	$3.8	$9.6
Special charges	—	.1	.3	.4
Amounts utilized	(.3)	(.1)	(.4)	(.8)
February 28, 2002	$5.5	$—	$3.7	$9.2

The major components of the special charges and the remaining accrual balance as of February 28, 2003 follow (in millions):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2002	$4.2	$—	$1.7	$5.9
Special charges	0.4	(0.3)	—	0.1
Amounts utilized	(0.5)	0.3	(0.1)	(0.3)
February 28, 2003	$4.1	$—	$1.6	$5.7

3.   EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:

	Three Months Ended February 28,
	2003	2002
	(in thousands)
Average shares outstanding - basic	139,882	138,671
Effect of dilutive securities:
Stock options and employee
stock purchase plan	2,566	2,672
Average shares outstanding - assuming dilution	142,448	141,343

4.   COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

	Three Months Ended February 28,
	2003	2002
	(in thousands)
Net income	$35,139	$33,841
Other comprehensive income:
Minimum pension liability adjustment	(168)	(5,692)
Net unrealized gain on pension assets	163	997
Foreign currency translation adjustments	44,313	(11,180)
Derivative financial instruments	(2,442)	835
Comprehensive income	$77,005	$18,801

5.          BUSINESS SEGMENTS

The Company operates in three business segments: consumer, industrial and packaging. The consumer and industrial segments manufacture, market and distribute spices, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells consumer spices, herbs, extracts, proprietary seasoning blends, sauces and marinades to the consumer food market under a variety of brands, including the McCormick brand, Ducros in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations. The packaging segment manufactures and markets plastic packaging products for food, personal care and other industries, predominantly in the U.S. Tubes and bottles are also produced for the Company’s food segments.

In each of its segments, the Company produces and sells many individual products that are similar in composition and nature.  It is impractical to segregate and identify profits for each of these individual product lines.

The Company measures segment performance based on operating income excluding special charges. Intersegment sales are generally accounted for at current market value or cost plus a markup.  Because of manufacturing integration for certain products within the food segments, products are not sold from one segment to another but rather inventory is transferred at cost. Corporate and eliminations includes general corporate expenses, intercompany eliminations and other charges not directly attributable to the segments.

	Consumer	Industrial	Total Food	Packaging	Corporate & Eliminations	Total
	(in millions)

Three months ended Feb. 28, 2003
Net sales	$263.7	$249.1	$512.8	$42.3	$—	$555.1
Intersegment sales	—	2.2	2.2	9.9	(12.1)	—
Operating income	38.5	23.2	61.7	3.7	(6.5)	58.9
Operating income excluding special charges	38.6	23.2	61.8	3.7	(6.5)	59.0
Income from unconsolidated operations	2.4	0.4	2.8	—	—	2.8

Three months ended Feb. 28, 2002

Net sales	$238.0	$243.8	$481.8	$37.1	$—	$518.9
Intersegment sales	—	2.9	2.9	10.1	(13.0)	—
Operating income	36.3	22.3	58.6	3.2	(9.6)	52.2
Operating income excluding special charges	36.6	22.4	59.0	3.2	(9.6)	52.6
Income from unconsolidated operations	5.4	0.3	5.7	—	—	5.7

6.          GUARANTEES

As of February 28, 2003, the Company had raw material purchase obligation guarantees of $13.6 million and other guarantees of $2.7 million.  The Company has also guaranteed 85% of the residual value of a leased distribution center and $14.0 million of the debt of the lessor from which this facility is leased.  The lease, which expires in 2005 and has two subsequent renewal options, is treated as an operating lease. A third party maintains a substantial residual equity investment in the lessor, and therefore, this entity is not currently consolidated with the Company.  The Company is evaluating Interpretation No. 46 to determine if this entity will need to be consolidated with the Company’s results beginning in the fourth quarter of 2003.  The effect of adoption of Interpretation No. 46 will not have a material impact on the Company’s financial statements.

7.          UNIQSAUCES ACQUISITION

In the first quarter of 2003, the Company acquired the Uniqsauces business, a condiment business based in Europe, for $19.5 million in cash.  With estimated annualized sales of approximately $40-$45 million, Uniqsauces manufactures and markets condiments to retail grocery and food service customers, including quick service restaurants.  The purchase price of this acquisition was allocated to fixed assets and working capital.  No goodwill was recorded as a result of this acquisition.

8.          SUBSEQUENT EVENT

Subsequent to February 28, 2003, a customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Although the legal proceedings on this bankruptcy filing have just started, the Company does not believe it will have a material financial impact on the Company.

ITEM 2                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the quarter ended February 28, 2003 were $555.1 million, an increase of 7.0% versus the first quarter of 2002.  Sales benefited from favorable foreign exchange rates, which accounted for 4.0% of the increase.  Diluted earnings per share for the first quarter were $0.25 compared to $0.24 in the first quarter of 2002.  In 2003, an increase in income from consolidated operations was partially offset by a decrease in unconsolidated income from joint ventures.  Specifically, the Company’s joint venture in Mexico experienced profit pressure from aggressive competition, higher raw material costs and unfavorable foreign exchange. In summary, the primary drivers of the increase in first quarter earnings were $0.03 from operations, less a $0.02 decline in income from unconsolidated operations.

In the first quarter of 2003, the Company acquired the Uniqsauces business, a condiment business based in Europe, for $19.5 million in cash.  With estimated annualized sales of approximately $40-45 million, Uniqsauces manufactures and markets condiments to retail grocery and food service customers, including quick service restaurants.

Subsequent to February 28, 2003, a customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Although the legal proceedings on this bankruptcy filing have just started, the Company does not believe it will have a material financial impact on the Company.

RESULTS OF OPERATIONS

Net sales for the quarter ended February 28, 2003 increased 7.0% versus the first quarter of 2002.  Excluding the impact of foreign exchange, sales increased 3.0% in 2003.  Unit volume increased 1.9% as compared to last year, and the combined effects of price and product mix caused an increase of 1.1% versus 2002.  The positive impact of foreign currency exchange rates was primarily attributable to our operations in Europe, Canada, and Australia.

	Three months ended February 28,
	2003	2002
	(in millions)
Net sales
Consumer	$263.7	$238.0
Industrial	249.1	243.8
Packaging	42.3	37.1
	$555.1	$518.9

Consumer sales for the first quarter of 2003 increased 10.8% over the comparable period last year.  Excluding the impact of foreign exchange, sales rose 4.0%.  Sales benefited from core category growth as well as new product introductions, including One Step and Grilling Sauce products. In local currency, consumer sales rose 2.7% in the Americas, 7.0% in Europe and declined 3.7% in the Asia/Pacific region. In the Americas, consumer sales in the first quarter of 2003 followed an outstanding result in the first quarter of 2002 when sales increased 10.3%.  This increase in 2002 was due largely to U.S. customer purchases in advance of a price increase.  In addition, 2003 sales in the U.S. were affected by a reduction in customer trade inventories, higher promotions related to new product introductions and the late timing of the Easter holiday.  In Europe, sales increased mainly due to increased volume. In Asia/Pacific, sales declined due to the Company’s program in China to de-emphasize certain low margin products such as ketchup and soy sauce and focus on core products, such as spices and seasoning mixes, which have a higher margin.

Industrial sales increased 2.2% in the first quarter of 2003 versus the same quarter last year.  Excluding the effect of foreign exchange, sales increased 0.3%.  In local currency, sales in the Americas declined 1.8%.  In 2003, strong sales to food service customers in the U.S. were more than offset by lower sales of bulk ingredients and snack seasonings.  Sales of snack seasonings were adversely affected by fewer customer driven promotional programs, as well as lower cheese costs for which the Company lowered pricing.  Bulk ingredient sales were below prior year in the U.S. due to some large purchases by customers, which occurred in the first quarter of 2002.  In Europe, sales in local currency increased 9.5%. This increase was driven by sales from the Uniqsauces business acquisition.  In the Asia/Pacific region, sales in local currency increased 5.4% mainly due to favorable volume in China.  Sales in this region continue to be fueled by alliances with major multinational customers.

Sales for the packaging business showed continued improvement in the first quarter with an increase of 14.0% over a very weak quarter last year.  Demand for tubes is strengthening and the Company is having success selling new products to both new and existing customers.

Gross profit margin for the quarter was 36.0% compared to 35.7% in the first quarter last year.  In the consumer business, gross profit margin decreased mainly due to unfavorable production variances as a result of the high level of production last year in anticipation of customer purchases in advance of a price increase. In the industrial business, gross profit margin improvement was mainly due to our continuing shift in sales to more higher-margin, value added product lines.  This increase was partially offset by a negative effect of the Uniqsauces business.  The margin of this business is expected to increase as we progress through integration.  The effects of increased volume and actions taken to reduce production costs have increased the profitability of the packaging business.

Selling, general and administrative expenses increased in the first quarter of 2003 as compared to last year.  As a percentage of net sales, selling, general and administrative expenses decreased 0.2% in the first quarter of 2003 versus the comparable period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to a relatively flat level of administrative costs compared to a larger revenue base, partially offset by increases in distribution expenses and advertising costs.  The increase in advertising costs resulted from increased support of branded products, primarily in Europe, to build sales of both new and existing products. The increase in distribution expenses is primarily due to higher fuel costs.

Pension expense for 2003 is expected to increase approximately 60% over 2002.  The increase in pension expense in 2003 is primarily due to a decrease in the discount rate from 7.25% to 7.0% , a decrease in the long-term rate of return from 10.0% to 9.0%, the adoption of a more recent mortality rate at the end of 2002 and the less than expected investment return experience of 2001 and 2002.

	Three months ended February 28,
	2003	2002
	(in millions)
Operating income
Consumer	$38.5	$36.3
Industrial	23.2	22.3
Packaging	3.7	3.2
Combined segments (1)	$65.4	$61.8

(1) – Excludes impact of general corporate expenses included as corporate & eliminations. See Note 5 to the unaudited condensed consolidated financial statements.

Total operating income increased $6.6 million or 12.7% and operating income margin increased to 10.6% from 10.1% for the three months ended February 28, 2003 as compared to last year.    In the consumer segment, operating income excluding special charges increased

5.5% versus the prior period.  This follows an increase of 18.9% for this segment in the first quarter of 2002.  Operating income margin, excluding special charges for the quarter was 14.6% compared to 15.4% last year. Operating profit in 2003 was impacted by a lower percentage increase in our U.S. consumer sales, which carries a higher profit margin, as well as less favorable production costs due to the high level of production last year in anticipation of customer purchases in advance of a price increase.  In addition, the Company increased the promotional support of its branded products during the quarter in support of the new One Step and Grilling Sauce products. Industrial operating income excluding special charges increased 3.6% versus the prior period, benefiting from the shift in sales to more higher-margin, value added products.  This increase was partially offset by lower margins from Uniqsauces.  The margin of this business is expected to increase as we progress through integration. Operating income margin, excluding special charges, for the industrial segment increased to 9.3% from 9.2% last year. Packaging operating income, excluding special charges, increased 15.6% as a result of the effect of increased volume on margins and actions taken to reduce production costs.

Interest expense for the first quarter of 2002 was $10.5 million versus $11.1 million for the comparable period last year.  This decrease is attributable to lower average debt levels and favorable interest rates.

The effective tax rate for the first quarter of 2002 was 31.3% versus 31.4% in the first quarter of last year.  The lower tax rate is primarily attributable to a reduction in foreign tax rates.

Income from unconsolidated operations was $2.8 million in the first quarter of 2002 versus $5.7 million last year.  This decline is mainly attributable to diminished performance in the McCormick de Mexico joint venture.  This joint venture’s leading position in mayonnaise is periodically challenged by competition.  During the first quarter of 2003, our joint venture faced heightened competitive activity, but was successful in maintaining market share.  We also had pressure from unfavorable foreign exchange with the peso in the first quarter, although this has improved slightly in the second quarter.  Also impacting the quarter were higher ingredient costs, particularly with a key ingredient – soy oil.  A 6% price increase on mayonnaise has been taken and already followed by a competitor.

SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions in all segments and across all geographic areas, and the reorganization of several joint ventures. As of February 28, 2003, 194 of the 275 position reductions had been realized.

The total plan will cost approximately $32.6 million ($25.6 million after tax).  Total cash expenditures in connection with these costs will approximate $16.7 million, which will be funded through internally generated funds.  Once fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax). These savings will be used for investment spending on initiatives such as brand support and supply chain management.  The aforementioned savings and administrative expenses are expected to be included within the cost of goods sold and selling, general, and administrative expenses in the consolidated statement of income.

During the first quarter of 2002, the Company recorded special charges of $0.4 million ($0.2 million after tax).  The costs recorded in the first quarter of 2002 primarily related to a realignment of our sales and marketing operations in the U.S.  During the first quarter of 2003, the Company recorded special charges of $0.1 million.  The costs recorded in the first quarter of 2003 primarily include further relocation and severance costs related to the workforce reduction, partially offset by a gain on the sale of a plant. These expenses were classified as special charges in the consolidated statement of income.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was $(2.3) million as of February 28, 2003, down from $0.9 million as of February 28, 2002 and $(0.5) million as of November 30, 2002.  The notional value of the Company’s portfolio of forward and option contracts was $44.8 million as of February 28, 2003, up from $35.7 million as of February 28, 2002 and $27.0 million as of November 30, 2002.  The increase since November 30, 2002 was mainly due to increased foreign exchange contracts covering our exposures to the Canadian dollar.

Interest Rate Risk

The Company manages its interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs.  In addition, the Company may enter into interest rate derivatives to achieve a cost effective mix of fixed and variable rate indebtedness.

As of February 28, 2003, the Company had $75 million of outstanding interest rate swap contracts to pay a fixed rate of interest of 6.35%.  In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of February 28, 2003 the fair value of these swap contracts was an unrealized loss of $14.3 million compared to an unrealized loss of $5.4 million in the same period last year and an unrealized loss of $11.3 million as of November 30, 2002.  The Company has designated its outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with the $75 million of commercial paper borrowed to repay the 8.95% notes which matured in July 2001.  The unrealized gain or loss on these swap contracts is recorded in other comprehensive income, as the Company intends to hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

LIQUIDITY AND FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, net cash used for operating activities was $32.3 million for the three months ended February 28, 2003 compared to $14.8 million used for the three months ended February 28, 2002.  Increased inventory levels in 2003 were primarily responsible for this decrease in operating cash flow.  During the first quarter of 2003, several of our U.S. Consumer customers decided to reduce their inventory late in the quarter which caused our inventory to increase.  In addition, inventory at the end of the first quarter of 2002 in our U.S. Consumer business was low as our customers “bought in” in advance of last year’s price increase.  The effect of the increased inventory levels on operating cash flow in the first quarter of 2003 was partially offset by a smaller decrease in prepaid allowances as compared to the prior year.  Accounts receivable also experienced a larger decrease than in 2002 but this was offset by a similar decrease in accounts payable.

Cash flows related to investing activities used cash of $38.7 million in the first three months of 2003 versus $35.2 million in the comparable period of 2002.  This increase in cash used for investing activities is primarily the result of the $19.5 million of cash paid for the Uniqsauces business, partially offset by a decrease in capital expenditures of approximately $16.1 million compared to last year.  The decrease in capital expenditures is mainly due to higher capital expenditures in 2002 when B2K related spending was at its peak.

Cash flows from financing activities provided cash of $40.7 million in the first quarter of 2003 compared to $80.5 million in the same period last year.  This decrease in cash flows provided by financing activities is due to a reduction in short-term borrowings, a decrease in common stock issued and an increase in common stock acquired by purchase as part of our ongoing share repurchase plan.  During the first quarter of 2003, we acquired approximately 900,000 shares under the share repurchase plan. At February 28, 2003, $121.0 million remained on the Company’s repurchase authorization. The common stock issued generally relates to the Company’s stock compensation plans.

The Company’s ratio of debt-to-total capital was 50.0% as of February 28, 2003, down from 60.6% at February 28, 2002 and up from 49.2% at November 30, 2002.  The increase since year-end was primarily due to a seasonal increase in short-term borrowings for operating purposes.  This was partially offset by increases in shareholders’ equity due to fluctuations in foreign exchange rates.  The decrease since February 28, 2002 was primarily due to lower average debt levels as the company has continued to pay debt out of cash generated from operations.  In addition, Stockholders’ equity increased due to fluctuations in foreign exchange rates and income earned since the first quarter of 2002.

The reported values of the Company’s assets and liabilities can be significantly affected by fluctuations in foreign exchange rates between periods.  During the first quarter of 2003, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were substantially higher than the same period last year.  These exchange rate fluctuations resulted in an increase in other comprehensive income of $44.3 million.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.

ACCOUNTING AND DISCLOSURE CHANGES

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company has adopted SFAS No. 146 as of December 1, 2002.  There was no material effect upon adoption of this statement.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has adopted  Interpretation No. 45 as of December 1, 2002.  There was no material effect upon adoption of this statement.  The Company will continue to evaluate the impact of Interpretation No. 45 on newly contracted guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires companies with an interest in a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests.  The application of the guidance could result in the consolidation of a variable interest entity.  The only variable interest entity of the Company is the lease of a distribution center as more fully discussed in Note 6 to the unaudited condensed consolidated financial statements as of February 28, 2003.  The Company is evaluating Interpretation No. 46 to determine if this entity will need to be consolidated with the Company results.  Interpretation No. 46 will apply to the Company beginning in the fourth quarter of 2003. The effect of adoption of Interpretation No. 46 will not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company will continue to use the intrinsic value method of accounting for stock options and accordingly will make the appropriate quarterly disclosures called for under SFAS No. 148 beginning in the second quarter of 2003.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported.  These estimates can also affect supplemental information disclosures of the Company, including information about contingencies, risk, and financial condition.  The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the United States, and are consistently applied.  Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise.  The Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances.  Management believes the Company’s most critical accounting estimates and assumptions are in the following areas:

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

Goodwill Valuation

The Company reviews the carrying value of goodwill annually utilizing a discounted cash flow model.  Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions, could negatively affect  the  reporting unit’s fair value and result in an impairment charge.  However, the current fair values of our reporting units are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment.

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

Pension and Post Retirement Benefits

Pension and other post-retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and benefits, mortality rates, and health care cost trend rates.  The actuarial assumptions used in the Company’s pension reporting are reviewed annually and compared with external benchmarks to ensure that they accurately account for the Company’s future pension obligations.  See Notes 8 and 9 of the Company’s Annual Report to Stockholders for the year ended November 30, 2002, for a discussion of these assumptions and how a change in certain of these assumptions could affect the Company’s earnings.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the annualized savings from the Company’s streamlining activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and exchange rates for foreign currency.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.  Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s financial instrument portfolio or market risk exposures since year end.

ITEM 4      CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Chief Financial Officer & Supply Chain, have concluded the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is included in the reports that the Company files or submits under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	See Exhibit Index at pages 24-26
of this Report on Form 10-Q.

(b)	Reports on Form 8-K.	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	April 11, 2003	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief
Financial Officer & Supply Chain

Date:	April 11, 2003	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller

CERTIFICATIONS

I, Robert J. Lawless, Chairman, President and Chief Executive Officer of the Company, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of McCormick & Company, Inc. (the “registrant);

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert J. Lawless
Robert J. Lawless
Chairman, President & Chief Executive Officer

Date:	April 11, 2003

CERTIFICATIONS

I, Francis A. Contino, Executive Vice President, Chief Financial Officer & Supply Chain of the Company, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of McCormick & Company, Inc. (the “registrant”);

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Francis A. Contino
Francis A. Contino
Executive Vice President,
Chief Financial Officer & Supply Chain

Date:	April 11, 2003

EXHIBIT INDEX

ITEM 601
EXHIBIT
NUMBER	REFERENCE OR PAGE

(2) Plan of acquisition, reorganization,
arrangement, liquidation or succession	Not applicable.

(3) Articles of Incorporation and By-Laws

Restatement of Charter of McCormick & Company, Incorporated dated April l6, 1990	Incorporated by Reference from Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Registration Form S-8 Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

Articles of Amendment to Charter of McCormick & Company, Incorporated Dated March 27, 2003	Incorporated by reference from Registration Form S- 8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

By-laws of McCormick & Company, Inc. Restated and Amended on September 17, 2001.	Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.

(4) Instruments defining the rights of

With respect to rights Holders of equity securities, see Exhibit 3 (Restatement of Charter) and the Summary of Certain Exchange Rights, a copy of which was attached as Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission security holders, including indentures.

on October 12, 2001, which report is incorporated by reference.  No instrument of Registrant with respect to long-term debt involves an amount of authorized securities which exceeds 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.Registrant agrees to furnish a copy of any instrument upon request of the Securities and Exchange Commission.

(10)	Material contracts.

(i)

Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is described in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, which report is incorporated by reference.

(ii)

Stock option plans, in which directors, officers and certain other management employees participate, are described in Registrant’s S-8 Registration Statement No. 333-57590 as filed with the Securities and Exchange Commission on March 25, 2001, which statement is incorporated by reference.

(iii)

The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is described on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, which pages are incorporated by reference.

(iv)

Directors’ Non-Qualified Stock Option Plan provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is described in Registrant’s S-8 Registration Statement No. 333-74963 as filed with the Securities and Exchange Commission on March 24, 1999, which statement is incorporated by reference.

(v)

The Deferred Compensation Plan, in which directors, officers and certain other management employees participate, is described in the Registrant’s S-8 Registration Statement No. 333-93231 as filed with the Securities and Exchange Commission on December 21, 1999, which statement is incorporated by reference.

(vi) Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie – CFS, dated

August 31, 2000, which agreement is incorporated by reference from Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000, as amended on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

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

99.1 - Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act if 2002.

99.2 - Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act if 2002.