Form 10-K/A
period 2002-11-30
MCCORMICK & CO INC
filed 2003-05-29
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland	52-0408290
(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle
Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:          Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒          No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2002………$274,206,753

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2002…. $3,237,887,735

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

NUMBER OF SHARES OUTSTANDING

Date

Common Stock	15,662,596	December 31, 2002
Common Stock Non-Voting	124,429,677	December 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Registrant’s 2002 Annual Report to Stockholders. . . . . . . . . . . . . . . .	Part I, Part II, Part IV
Registrant’s Proxy Statement dated February 18, 2003. . . . . . . . . . . .	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2002, to include the financial statements required by form 11-K with respect to the McCormick 401(K) Retirement Plan (formerly known as the McCormick Profit Sharing Plan) for the years ended November 30, 2002 and 2001.  This amendment does not affect the Company's historical results of operations, financial condition or cash flows for any periods presented.

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 11-K

Annual Report Pursuant to Section 15(d) of the

Securities Exchange Act of 1934 (Fee Required)

Commission File Number 001-14920

For the fiscal year ended November 30, 2002

3

THE McCORMICK 401(K) RETIREMENT PLAN

(Formerly known as The McCormick Profit Sharing Plan)

McCORMICK & COMPANY, INCORPORATED

18 Loveton Circle

Sparks, Maryland 21152

Items 1 through 3: Not required; see Item 4, below.

Item 4. Financial Statements and Exhibits.

a)	i)	Report of Independent Auditors	1

	ii)	Statements of Financial Condition	2

	iii)	Statements of Changes in Plan Equity	3

	iv)	Notes to Financial Statements	4

b)	Exhibits:	Independent Auditors’ Consent Letter as to Incorporation of their Report on the Plan’s Financial Statements.

SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE McCORMICK 401(K) RETIREMENT PLAN

DATE: 5/28/03	By:	/s/ Karen D. Weatherholtz
Karen D. Weatherholtz
Senior Vice President - Human Relations
and Plan Administrator

4

THE MCCORMICK 401(K) RETIREMENT PLAN
(FORMERLY KNOWN AS THE MCCORMICK PROFIT SHARING PLAN)

Financial Statements and Supplemental Schedule

Years ended November 30, 2002 and 2001 with Report of Independent Auditors

The McCormick 401(k) Retirement Plan
(Formerly Known as The McCormick Profit Sharing Plan)

Financial Statements and Supplemental Schedule

Years ended November 30, 2002 and 2001

Report of Independent Auditors

Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of the McCormick 401(k) Retirement Plan (formerly known as The McCormick Profit Sharing Plan) as of November 30, 2002 and 2001, and the related statements of changes in net assets available for benefits for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2002 and 2001, and the changes in its net assets available for benefits for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes as of November 30, 2002 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

May 16, 2003

The McCormick 401(k) Retirement Plan
(Formerly Known as The McCormick Profit Sharing Plan)

Statements of Net Assets Available for Benefits

	November 30
	2002	2001
Assets
Investments:
Securities-at fair value:
McCormick & Company, Incorporated-common stock	$107,135,189	$101,224,536
Unaffiliated issuers— Mutual funds	155,454,727	164,451,594
Participant loans	4,943,888	5,014,557
Total investments	267,533,804	270,690,687

Receivables:
Employer contributions	217,644	—
Employee contributions	546,391	—
Accrued interest and dividends	2,294	60,310
Due from funds for securities sold, net	15,841	—
Total receivables	782,170	60,310

Cash	—	435
	268,315,974	270,751,432

Liabilities
Cash overdrafts	209,366	—
Due to funds for securities purchased	—	335,440
Net assets available for benefits	$268,106,608	$270,415,992

See accompanying notes.

The McCormick 401(k) Retirement Plan
(Formerly Known as The McCormick Profit Sharing Plan)

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2002	2001	2000
Additions
Employer contributions:
Employer match	$7,168,838	$6,386,570	$2,158,982
Profit sharing	—	—	3,641,241
Employee contributions	15,705,242	14,472,505	12,744,063
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,902,617	1,870,857	1,878,488
Mutual funds	1,613,852	1,428,038	11,682,609
Interest income	—	729,276	1,205,816
Other, net	59,906	211,349	261,039
	26,450,455	25,098,595	33,572,238

Deductions
Participant withdrawals	17,820,767	12,670,549	21,142,972
Administrative expenses	69,567	322,071	329,286
	17,890,334	12,992,620	21,472,258

Net realized (loss)/gain on investments	(3,885,530)	(760,925)	10,553,580
Net unrealized depreciation of investments	(6,983,975)	(3,513,457)	(18,751,846)
Net (decrease)/increase	(2,309,384)	7,831,593	3,901,714

Net assets available for benefits at beginning of year	270,415,992	262,584,399	258,682,685
Net assets available for benefits at end of year	$268,106,608	$270,415,992	$262,584,399

See accompanying notes.

The McCormick 401(k) Retirement Plan
(Formerly known as The McCormick Profit Sharing Plan)

Notes to Financial Statements

November 30, 2002

1.                                       Description of the Plan

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company), which incorporates a 401(k) savings and investment option. The Plan was amended and restated effective December 1, 2000 and renamed The McCormick 401(k) Retirement Plan from The McCormick Profit Sharing Plan.

Effective March 22, 2002, the Plan was amended to provide that the McCormick Stock Fund investment option is designated as an employee stock ownership plan (ESOP). This designation allows participants investing in McCormick stock to elect to receive, in cash, dividends that are paid on McCormick stock held in their 401(k) Retirement Plan accounts. Dividends may also continue to be reinvested.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives is contained in the Summary Plan Description. Copies of this document are available from the McCormick Corporate Human Relations Department.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 15% of their earnings.

Effective December 1, 2000, the Company and participating subsidiaries provide a matching contribution of 100% of the first 3% of an employee’s contribution, and 50% on the next 2% of the employee’s contribution.  An employee is required to have one year of service with the Company to be eligible for the matching contribution.

Prior to December 1, 2000, the Company and participating subsidiaries made a matching contribution at a rate of $.20 for each $1.00 of the participant’s elective contributions to the Plan regardless of the participant’s investment election. The matching contribution was not made on elective contributions in excess of 10% of compensation.

Prior to December 1, 2000, the Plan contained a “Profit-Sharing Feature” whereby the Company and participating subsidiaries made additional contributions to the Plan for amounts authorized by the Board of Directors. Company profit-sharing contributions were allocated to each participant’s account based upon the participant’s compensation and length of service. Effective December 1, 2000, the Plan was amended to eliminate the “Profit-Sharing Feature.”

Participants are immediately vested in their contributions, the Company’s contributions including matching contributions, and all related earnings. Company profit-sharing contributions cannot be withdrawn under the in-service early withdrawal provisions, other than hardship withdrawals, until three years after the contributions are approved by the Board of Directors.

Participants’ elective contributions, as well as Company matching contributions and prior profit-sharing contributions, are invested in the Plan’s investment funds as directed by the participant.

Participants are permitted to take loans against their contributions to the Plan, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Company’s Investment Committee determines the interest rate for loans based on current market rates. Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, reconstruct, or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave their account balance invested in the Plan, elect to rollover their entire balance to an Individual Retirement Account (IRA) or another qualified plan, elect to receive a lump-sum payment equal to their entire balance, or elect annual installments to extend from two to eight years. Upon termination of service, a participant with an account balance less than $5,000 must elect to rollover their entire balance to an IRA or another qualified plan or elect to receive a lump-sum payment equal to their entire balance.

The Company intends to continue the Plan indefinitely. The Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial, or other good causes make it necessary to do so, or to amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested right.

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

Administrative Expenses

Administrative services are provided by the Company which serves as the Plan Sponsor, without cost to the Plan; however, custodial trustee and investment advisors’ fees and other direct expenses are paid by the Plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

3.                                       Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service (the IRS) dated March 12, 1996, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4.                                       Investments

The Plan’s investments are held in bank-administered trust funds.  The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A.  During 2002, 2001 and 2000, the Plan’s investments (including investments bought, sold, or held throughout the year) depreciated in fair value by $10,869,505, $4,274,382 and $8,198,266, respectively, as follows:

	Year ended November 30
	2002	2001	2000
	Net Appreciation (Depreciation) in Fair Value During Year	Net Appreciation (Depreciation) in Fair Value During Year	Net Appreciation (Depreciation) in Fair Value During Year
McCormick & Company, Incorporated-common stock	$10,624,712	$12,810,745	$11,758,929
Mutual funds	(21,494,217)	(17,085,127)	(19,957,195)
Total	$(10,869,505)	$(4,274,382)	$(8,198,266)

The Plan’s interest and dividend income for the years ended November 30, 2002, 2001, and 2000 was $3,516,469, $4,028,171, and $14,766,913, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	November 30
	2002	2001
McCormick & Company, Incorporated-common stock	$107,135,189	$101,224,536
Mutual Funds:
Fidelity Magellan Fund	39,056,119	53,329,010
Fidelity Growth & Income Portfolio Fund	37,360,589	47,491,878
Wells Fargo Stable Return Fund	29,031,355	21,280,909
Fidelity US Bond Index Fund	19,589,872

5.                                       Transactions with Parties-in-Interest

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.

6.                                       Subsequent Event

Effective January 1, 2003, participating employees can contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, as defined, to an elective deferral limit of $12,000 for a 401(k) plan.  Participating employees 50 years of age and older are allowed to make annual additional contributions, up to a maximum of $2,000 per calendar year.

Supplemental Schedule

The McCormick 401(k) Retirement Plan
(Formerly Known as The McCormick Profit Sharing Plan)

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004

November 30, 2002

	Shares Held	Cost Value**	Market Value
McCormick & Company, Incorporated:
Common stock*	5,802,733		$107,135,189

Mutual Funds Investments:
Fidelity Magellan Fund	459,808		39,056,119
Fidelity Growth & Income Portfolio Fund	1,189,449		37,360,589
Wells Fargo Stable Return Fund*	865,345		29,031,355
Fidelity US Bond Index Fund	1,755,365		19,589,872
Wells Fargo Growth Balanced Fund*	253,252		6,369,288
American EuroPacific International Fund	266,061		6,340,225
Vanguard S&P 500 Index Fund	53,272		4,618,140
UAM ICM Small Company Value	181,320		4,455,045
TCW Galileo Small Cap Growth Fund	317,867		3,595,076
Wells Fargo Strategic Income Fund*	80,397		1,527,538
Vanguard Windsor II Fund	57,308		1,248,745
Wells Fargo Moderate Balanced Fund*	51,026		1,061,343
Harbor Capital Appreciation Fund	42,270		937,550
Wells Fargo Strategic Growth Allocation Fund*	23,473		263,842

Participant loans (5.75% - 9.75% annual interest rates)*			4,943,888

			$267,533,804

* Indicates parties-in-interest to the Plan

** Historical cost has been omitted, as all investments are participant directed

Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated May 16, 2003, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan (formerly known as the McCormick Profit Sharing Plan) for the year ended November 30, 2002 included under Item 4 Financial Statements and Exhibits on this Form 11-K.

Registration
Form	Number	Date Filed
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

/s/ Ernst & Young LLP

May 28, 2003

Baltimore, Maryland