Form 10-Q
period 2003-05-31
MCCORMICK & CO INC
filed 2003-07-11
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   May 31, 2003    Commission File Number  001-14920

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding June 30, 2003

Common Stock	15,514,827

Common Stock Non-Voting	123,962,680

PART I – FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002

Net sales	$596,125	$552,620	$1,151,272	$1,071,526
Cost of goods sold	382,750	359,925	738,057	693,580

Gross profit	213,375	192,695	413,215	377,946

Selling, general and administrative expense	152,152	135,495	293,032	268,136
Special charges	1,242	1,659	1,320	2,026

Operating income	59,981	55,541	118,863	107,784

Interest expense	10,677	11,118	21,194	22,181
Other (income)/expense, net	(5,972)	397	(6,613)	(650)

Income from consolidated operations before income taxes	55,276	44,026	104,282	86,253

Income taxes	16,845	13,794	32,185	27,040

Net income from consolidated operations	38,431	30,232	72,097	59,213

Income from unconsolidated operations	2,479	4,141	5,327	9,819
Minority interest	(951)	(760)	(2,326)	(1,578)

Net income	$39,959	$33,613	$75,098	$67,454

Earnings per common share – basic	$0.29	$0.24	$0.54	$0.48

Shares used in computing basic earnings per share	139,202	139,668	139,575	139,163

Earnings per common share – assuming dilution	$0.28	$0.24	$0.53	$0.47

Shares used in computing diluted earnings per share	142,410	142,984	142,427	142,197

Cash dividends declared per common share	$0.11	$0.105	$0.22	$0.21

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	May 31, 2003	May 31, 2002	November 30, 2002
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$24,994	$40,158	$47,332
Accounts receivable, net	325,710	277,433	341,802
Inventories
Raw materials and supplies	181,409	118,732	126,312
Finished products and work-in process	203,191	170,995	180,017
	384,600	289,727	306,329
Prepaid expenses and other current assets	37,821	31,490	29,164
Total current assets	773,125	638,808	724,627

Property, plant and equipment	1,049,984	961,762	972,832
Less: accumulated depreciation	(550,205)	(493,840)	(504,568)
Total property, plant and equipment, net	499,779	467,922	468,264

Goodwill, net	522,175	475,813	499,457
Intangible assets, net	7,462	6,327	6,497
Prepaid allowances	102,405	130,273	96,624
Investments and other assets	130,949	131,161	135,320

Total assets	$2,035,895	$1,850,304	$1,930,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$152,793	$270,801	$136,700
Current portion of long-term debt	445	972	570
Trade accounts payable	201,874	165,539	202,291
Other accrued liabilities	276,485	275,123	333,729
Total current liabilities	631,597	712,435	673,290

Long-term debt	451,529	453,989	453,921
Other long-term liabilities	231,557	141,472	211,277
Total liabilities	1,314,683	1,307,896	1,338,488

Shareholders’ Equity
Common stock	81,785	75,036	74,681
Common stock non-voting	164,938	153,074	155,975
Retained earnings	470,279	375,851	458,952
Accumulated other comprehensive income	4,210	(61,553)	(97,307)

Total shareholders’ equity	721,212	542,408	592,301

Total liabilities and shareholders’ equity	$2,035,895	$1,850,304	$1,930,789

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended May 31,
	2003	2002

Cash flows from operating activities
Net income	$75,098	$67,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,415	32,279
Income from unconsolidated operations	(5,327)	(9,819)
Changes in operating assets and liabilities	(103,490)	(79,333)
Dividends from unconsolidated affiliates	6,697	17,893
Other	476	2,188
Net cash provided by operating activities	10,869	30,662

Cash flows from investing activities
Acquisition of businesses	(19,517)	—
Purchase price adjustment	50,007	—
Capital expenditures	(43,190)	(75,081)
Proceeds from sale of fixed assets	2,287	1,503
Net cash used in investing activities	(10,413)	(73,578)

Cash flows from financing activities
Short-term borrowings, net	15,363	60,772
Long-term debt borrowings	—	—
Long-term debt repayments	(3,216)	(167)
Common stock issued	18,097	26,327
Common stock acquired by purchase	(35,075)	(7,567)
Dividends paid	(30,727)	(29,207)
Net cash (used in)/provided by financing activities	(35,558)	50,158

Effect of exchange rate changes on cash and cash equivalents	12,764	1,585

(Decrease)/Increase in cash and cash equivalents	(22,338)	8,827
Cash and cash equivalents at beginning of period	47,332	31,331

Cash and cash equivalents at end of period	$24,994	$40,158

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of McCormick & Company, Incorporated (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods.

The results of consolidated operations for the three and six month periods ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

Accounting and Disclosure Changes

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company has adopted SFAS No. 146 as of December 1, 2002.  There was no material effect upon adoption of this statement.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  This Interpretation principally impacts the Company’s guarantees in connection with certain raw material purchase contracts.  The Company has adopted Interpretation No. 45 as of December 1, 2002 and the effect of adoption was immaterial.  The Company will continue to evaluate the impact of Interpretation No. 45 on newly issued or modified guarantees.  See Note 6 regarding guarantee amounts.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity.  The Company will be required to adopt Interpretation No. 46 in the fourth quarter of 2003.  Upon adoption, the Company will be required to consolidate the lessor of a leased distribution center as more fully described in Note 6.  The Company is also evaluating what effects, if any, the adoption of Interpretation No. 46 will have on its accounting for investments in joint ventures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company uses the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense has been recognized for the Company’s stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(in thousands)

Net income as reported	$39,959	$33,613	$75,098	$67,454
Deduct: stock based employee compensation expense, net of tax	(3,393)	(2,452)	(5,854)	(4,556)
Pro forma net income	$36,566	$31,161	$69,244	$62,898

Earnings per common share:
Basic – as reported	$0.29	$0.24	$0.54	$0.48
Basic – pro forma	$0.26	$0.22	$0.50	$0.45

Diluted – as reported	$0.28	$0.24	$0.53	$0.47
Diluted – pro forma	$0.26	$0.22	$0.49	$0.44

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.  The effect of these reclassifications is not material to the financial statements.

2.                    SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions in all segments and across all geographic areas, and the reorganization of several joint ventures. As of May 31, 2003, 242 of the 275 position reductions had been achieved.

The total plan will cost approximately $32.6 million ($25.6 million after tax).  Total cash expenditures in connection with these costs will approximate $16.7 million, which will be funded through internally generated funds.  Savings from the plan are used for investment spending on initiatives such as brand support and supply chain management.  The aforementioned savings are included within the cost of goods sold and selling, general and administrative expenses in the consolidated statement of income.  Once the plan is fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax).

The special charges recorded and cash expenditures to date under the program are $21.0 million and $7.7 million respectively.  Costs yet to be incurred ($11.6 million) from the 2001 restructuring plan include the reorganization of several joint ventures and additional costs related to the consolidation of manufacturing locations (primarily costs for employee termination benefits and  relocation of employees and machinery and equipment).  Additional cash expenditures under the plan will approximate $9.0 million.  These actions are expected to be completed in 2003 and 2004.

During the three and six months ended May 31, 2002, the Company recorded special charges of $1.7 million ($1.1 million after tax) and $2.0 million ($1.3 million after tax), respectively.  These costs included severance and other exit costs related to a realignment of our sales and marketing operations in the U.S., severance and relocation costs associated with the closure of a U.S. distribution center and a loss on the sale of a Canadian manufacturing facility.

During the three and six months ended May 31, 2003, the Company recorded special charges of $1.2 million ($0.8 million after tax) and $1.3 million ($0.9 million after tax), respectively.  The costs recorded in the second quarter of 2003 primarily include additional costs associated with the consolidation of production facilities in Canada and further severance and relocation costs related to the workforce reduction. These expenses were classified as special charges in the consolidated statement of income.

The major components of the special charges and the remaining accrual balance as of May 31, 2002 follow (in millions):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2001	$5.8	$—	$3.8	$9.6
Special charges	0.1	1.0	0.9	2.0
Amounts utilized	(1.4)	(1.0)	(1.4)	(3.8)
May 31, 2002	$4.5	$—	$3.3	$7.8

The major components of the special charges and the remaining accrual balance as of May 31, 2003 follow (in millions):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2002	$4.2	$—	$1.7	$5.9
Special charges	0.8	(0.6)	1.1	1.3
Amounts utilized	(2.1)	0.6	(2.1)	(3.6)
May 31, 2003	$2.9	$—	$0.7	$3.6

3.                    EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
	(in thousands)

Average shares outstanding – basic	139,202	139,668	139,575	139,163
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,208	3,316	2,852	3,034
Average shares outstanding – assuming dilution	142,410	142,984	142,427	142,197

4.                    COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
	(in thousands)

Net income	$39,959	$33,613	$75,098	$67,454
Other comprehensive income (net of tax):
Minimum pension liability adjustment	(520)	1,793	(688)	(3,899)
Net unrealized gain/(loss) on pension assets	(80)	335	83	1,332
Foreign currency translation adjustments	62,077	36,481	106,390	25,301
Derivative financial instruments	(1,822)	(1,183)	(4,264)	(348)
Comprehensive income	$99,614	$71,039	$176,619	$89,840

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

	Consumer	Industrial	Total Food	Packaging	Corporate & Eliminations	Total
	(in millions)
Three months ended May 31, 2003
Net sales	$271.8	$280.1	$551.9	$44.2	$—	$596.1
Intersegment sales	—	2.4	2.4	10.2	(12.6)	—
Operating income	33.9	29.9	63.8	4.8	(8.6)	60.0
Income from unconsolidated operations	2.3	0.2	2.5	—	—	2.5

Six months ended May 31, 2003
Net sales	$535.5	$529.3	$1,064.8	$86.5	$—	$1,151.3
Intersegment sales	—	4.6	4.6	20.1	(24.7)	—
Operating income	72.3	53.1	125.4	8.5	(15.0)	118.9
Income from unconsolidated operations	4.7	0.6	5.3	—	—	5.3

	Consumer	Industrial	Total Food	Packaging	Corporate & Eliminations	Total
	(in millions)
Three months ended May 31, 2002
Net sales	$246.1	$260.7	$506.8	$45.8	$—	$552.6
Intersegment sales	—	2.0	2.0	10.0	(12.0)	—
Operating income	31.5	26.5	58.0	5.2	(7.7)	55.5
Income from unconsolidated operations	3.8	0.3	4.1	—	—	4.1

Six months ended May 31, 2002
Net sales	$484.1	$504.4	$988.5	$83.0	$—	$1,071.5
Intersegment sales	—	4.9	4.9	20.1	(25.0)	—
Operating income	67.8	48.8	116.6	8.4	(17.2)	107.8
Income from unconsolidated Operations	9.1	0.7	9.8	—	—	9.8

6.                    GUARANTEES

As of May 31, 2003, the Company had guarantees related to raw material purchase contracts  of $14.2 million and other guarantees of $2.7 million.  The Company has also guaranteed 85% of the residual value of a leased distribution center and $14.0 million of the debt of the lessor which leases this facility to the Company. The lease, which expires in 2005 and has two consecutive renewal options, is treated as an operating lease. A third party maintains a substantial residual equity investment in the lessor, and therefore, the lessor is not currently consolidated with the Company.  The Company has determined that the lessor will be consolidated with the Company’s results upon adoption of FASB Interpretation No. 46 in the fourth quarter of 2003.  The effect of consolidating the lessor will not have a material impact on the Company’s financial statements.

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

8.                    DUCROS PURCHASE PRICE SETTLEMENT

During the quarter ended May 31, 2003, the Company settled all of its purchase price adjustment claims arising out of the acquisition of Ducros, S.A. and Sodis, S.A.S. (Ducros) in 2000.  The Company received payment of 49.6 million euros (equivalent to $55.4 million).  Of the $55.4 million received, $5.4 million represents interest earned on the settlement amount from the date of acquisition in accordance with the terms of the original purchase agreement.  The interest income is included in “other (income)/expense, net” in the condensed consolidated statements of income for the three and six months ended May 31, 2003.  The remaining $50.0 million of the settlement amount was recorded as a reduction to goodwill related to the acquisition.

9.                    SUBSEQUENT EVENTS

On June 4, 2003, the Company completed the purchase of Zatarain’s for $180.0 million in cash funded with commercial paper borrowings.  With estimated annualized sales of approximately $100 million, Zatarain’s manufactures and markets flavored rice and dinner mixes, seafood seasonings, and many other products that add flavor to food.

On June 26, 2003, the Company announced that it had reached an agreement to sell substantially all the operating assets of its packaging business to the Kerr Group, Inc.  This business manufactures certain products used for packaging the Company’s spices and seasonings as well as packaging products used by manufacturers in the vitamin, drug and personal care industries.  Under the terms of the agreement, the packaging business will be sold for $142.5 million and shall include the assumption of all normal trade liabilities.  Of the $142.5 million, $132.5 million will be paid in cash upon closing, which is expected to occur during the Company’s third quarter, and the remaining $10.0 million will be paid over five years based on the packaging business meeting certain performance objectives.  The closing of the transaction is subject to customary conditions, including compliance with pre-merger notification requirements.  The transaction will be reported as a discontinued operation beginning in the third quarter.  The Company expects to record a gain from the sale of the packaging business of approximately $0.09 per share based on the cash proceeds received at closing.  The contingent consideration will be recognized as an additional gain as the performance criteria are met.  The Company has also entered into a multi-year supply agreement with the acquiring company.

On July 1, 2003 the Company sold the assets of Jenks Sales Brokers, a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management.  The Jenks brokerage business provides sales and distribution services for other consumer product companies.  Jenks has annual sales of approximately $100 million.  The Company received $5.9 million in cash for the business.  The sale of the assets of Jenks will be reported as a discontinued operation.  The Company expects to record a loss from the sale of Jenks of approximately $0.01 per share in the third quarter of 2003.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the quarter were $596.1 million, an increase of 7.9% versus the second quarter of 2002.  Sales benefited from favorable foreign exchange rates, which accounted for 4.5% of the increase.  Of the remaining sales increase, two thirds was due to the Uniqsauces acquisition with volume accounting for the rest of the increase.  Sales in the second quarter of 2002 were strong due to the benefit of customer purchases in advance of the Company’s U.S. implementation of new systems under its Beyond 2000 program.  Diluted earnings per share for the second quarter were $0.28 compared to $0.24 in the second quarter of 2002.  Earnings benefited from higher sales and increased gross profit margin, and the receipt of interest income related to the settlement of the Ducros purchase price adjustment.  Offsetting a portion of these increases was a decrease in unconsolidated income from joint ventures for the second quarter.  Specifically, the Company’s joint venture in Mexico continued to experience profit pressure from aggressive competition and higher raw material costs.  In summary, the main factors for the increase in second quarter earnings per share were $0.02 from operations and $0.03 from interest income related to the Ducros purchase price settlement, less a $0.01 decline in income from unconsolidated operations.

In the first quarter of 2003, the Company acquired the Uniqsauces business, a condiment business based in Europe, for $19.5 million in cash.  With estimated annualized sales of approximately $40-45 million, Uniqsauces manufactures and markets condiments to retail grocery and food service customers, including quick service restaurants.

On June 4, 2003, the Company completed the purchase of Zatarain’s for $180.0 million.  On June 26, 2003, the Company announced that it had reached an agreement to sell substantially all the operating assets of its packaging business for $142.5 million.  On July 1, 2003 the Company sold the assets of Jenks Sales Brokers, a brokerage business in the United Kingdom, to Jenks’ senior management for $5.9 million.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
	(in millions)

Net sales	$271.8	$246.1	$535.5	$484.1
Operating income	33.9	31.5	72.3	67.8

For the second quarter, sales for McCormick’s consumer business rose 10.4% when compared to the same period of 2002. Excluding the net impact of foreign exchange, which accounted for 7.1% of the increase, sales rose 3.3%.  In local currency, consumer sales rose 3.8% in the Americas, 2.3% in Europe and 3.6% in the Asia/Pacific region.  In the Americas, consumer sales in local currency in the second quarter of 2003 followed a significant increase in the second quarter of 2002 when sales in local currency rose 7.6%.  This 2002 increase was due largely to U.S. customer purchases in advance of the Company’s U.S. implementation of new systems under its Beyond 2000 program.  For the consumer business in Europe, the timing of customer purchases led to a sales increase in local currency of 7.0% in the first quarter of 2003, followed by a 2.3% increase in local currency in the second quarter of 2003.  Year-to-date, consumer sales in local currency in Europe are up 4.7%, with 3.0% of the increase due to the Uniqsauces acquisition in the first quarter. Sales in local currency in the Asia/Pacific region increased during the quarter despite our product rationalization program which is currently underway in China. For the six months ended May 31, 2003, total consumer sales increased $51.4 million or 10.6%.  Excluding the impact of foreign exchange, which accounted for 7.0% of the increase, sales increased 3.6% due to increased volume offset slightly by product mix.

Operating income for the consumer business was $33.9 million, an increase of 7.6% for the second quarter of 2003. This follows an increase of 18.8% for this business in the second quarter of 2002.  In 2002, operating income from strong sales was partially offset by poor performance and one-time charges in the Jenks brokerage business.  In 2003, the Company’s consumer business achieved a 7.6% increase in operating income despite a 13.0% increase in advertising and promotional support for several new branded products.  For the six months ended May 31, 2003, consumer operating income increased $4.5 million or 6.6% as a result of the items mentioned above.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
	(in millions)

Net sales	$280.1	$260.7	$529.3	$504.4
Operating income	29.9	26.5	53.1	48.8

For the second quarter of 2003, industrial sales increased 7.5% versus the same period last year. Excluding the net impact of foreign exchange, which accounted for 2.8% of the increase, industrial sales rose 4.7%.  In local currency, industrial sales increased 0.8% in the Americas, 26.2% in Europe and 6.4% in the Asia/Pacific region.  In the Americas, a strong increase in sales to the restaurant industry was partially offset by relatively flat sales to food processors in the second quarter.  The large increase in Europe was driven by sales from the Uniqsauces acquisition.  For the six months ended May 31, 2003, industrial sales increased $24.9 million or 4.9%.  Excluding the impact of foreign exchange, which accounted for 2.4% of the increase, sales increased 2.5% due to the Uniqsauces acquisition.

In the second quarter of 2003, industrial business operating income increased 12.8% following a year ago increase of 11.4% in the second quarter of 2002.  This year’s increase resulted from higher sales as well as a shift in sales to more higher-margin, value-added product lines.  These increases were partially offset by higher raw material costs, particularly for vanilla beans.  For the six months ended May 31, 2003, industrial operating income increased $4.3 million, or 8.8% as a result of the items mentioned above.

PACKAGING BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
	(in thousands)

Net sales	$44.2	$45.8	$86.5	$83.0
Operating income	4.8	5.2	8.5	8.4

On June 26, 2003, the Company announced that it had reached an agreement to sell substantially all the operating assets of its packaging business.

Sales for the packaging business decreased 3.6% from the second quarter of 2002.  Demand for tubes continued to strengthen during the quarter, while demand for bottles declined.  Lower sales and a less profitable product mix reduced operating income (including intersegment business) 7.7% for the second quarter of 2003.  For the six months ended May 31, 2003, packaging sales increased 4.2% over 2002 due to a very weak first quarter of 2002.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of net sales) for the second quarter was 35.8%, 0.9 percentage points above last year.  In the consumer business, gross profit margin increased due to strong sales growth in our branded consumer business.  Last year’s second quarter margin was impacted by poor performance related to the Jenks brokerage business in the U.K.  In the industrial business, gross profit margin decreased mainly due to higher raw material costs, particularly for vanilla beans.  The Uniqsauces business also adversely impacted gross profit margin.  Uniqsauces margin is expected to increase as we progress through integration.  We are making progress with supply chain initiatives in such areas as procurement, freight and forecasting.  The factors noted in the second quarter also impacted the six months ended May 31, 2003, improving the Company’s gross profit margin 0.6 percentage points to 35.9% from 35.3% in the comparable period last year.

Selling, general and administrative expenses increased in the second quarter and six months ended May 31, 2003, as compared to the same periods of last year in both dollars and as a percentage of net sales.  These increases were primarily due to increased distribution expenses, higher employee benefits costs and increased advertising and promotional costs.  The increase in distribution expenses is primarily due to higher warehousing costs associated with the Jenks brokerage business in the U.K and increased fuel costs.  The increase in employee benefits costs is mainly due to higher pension costs in 2003 compared to the same period of 2002. Advertising and promotional support increased due to the launch of several new consumer products.

Pension expense for 2003 has increased approximately 94%, over 2002.  The increase in pension expense in 2003 is primarily due to a decrease in the discount rate from 7.25% to 7.0%, a decrease in the long-term rate of return from 10.0% to 9.0%, the adoption of a more recent mortality rate at the end of 2002 and the less than expected investment return experienced in 2001 and 2002.

Interest expense has decreased for the three and six months ended May 31, 2003, versus the comparable periods of last year.  This decrease was due to lower average debt levels and favorable short-term interest rates in 2003.

“Other (income)/expense, net” increased to $6.0 million of income for the quarter ended May 31, 2003 compared to expense of $0.4 million for the quarter ended May 31, 2002.  This increase was due to the $5.4 million of interest income recorded in the second quarter of 2003 from the settlement of the Ducros purchase price adjustment.  The remainder of the $55.4 million payment was recorded as a reduction to goodwill.

The effective tax rate for the quarter and six months ended May 31, 2003, was 30.5% and 30.9%, respectively, versus 31.3% for both the quarter and six months ended May 31, 2002.  The lower tax rate is primarily attributable to a reduction in foreign tax rates and the utilization of certain tax loss carry-forwards that had been fully reserved.

Income from unconsolidated operations decreased 40.1% and 45.7%, respectively, for the three and six months ended May 31, 2003 when compared to the same period last year.  This decline for both the quarter and six months is mainly attributable to diminished performance in the McCormick de Mexico joint venture.  This business continues to experience profit pressure from aggressive competition and higher raw material costs.  A price increase taken in March, which was followed by our competitors, offset a portion of the higher costs.  However, the business increased promotional spending to maintain market share.

SPECIAL CHARGES

During the three and six months ended May 31, 2002, the Company recorded special charges of $1.7 million ($1.1 million after tax) and $2.0 million ($1.3 million after tax), respectively.  These costs included severance and other exit costs related to a realignment of our sales and marketing operations in the U.S., severance and relocation costs associated with the closure of a U.S. distribution center and a loss on the sale of a Canadian manufacturing facility.

During the three and six months ended May 31, 2003, the Company recorded special charges of $1.2 million ($0.8 million after tax) and $1.3 million ($0.9 million after tax), respectively.  The costs recorded in the second quarter of 2003 primarily include additional costs associated with the consolidation of production facilities in Canada and further severance and relocation costs related to the workforce reduction. These expenses were classified as special charges in the consolidated statement of income.

See Footnote 2 to the Condensed Consolidated Financial Statements for more information regarding the Company’s 2001 restructuring plan.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $2.6 million as of May 31, 2003, compared to an unrealized loss of $0.4 million as of May 31, 2002 and $0.5 million as of November 30, 2002. The notional value of the Company’s portfolio of forward and option contracts was $47.3 million as of May 31, 2003, up from $45.3 million as of May 31, 2002 and $27.0 million as of November 30, 2002.  The increase since November 30, 2002 was mainly due to increased foreign exchange contracts covering Canadian dollar exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt.  In addition, the Company may enter into interest rate derivatives to achieve a cost effective mix of fixed and variable rate indebtedness.

As of May 31, 2003, the Company had $75 million of outstanding interest rate swap contracts to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of May 31, 2003 the fair value of these swap contracts was an unrealized loss of $17.1 million compared to an unrealized loss of $6.2 million in the same period last year and an unrealized loss of $11.3 million as of November 30, 2002.  The Company has designated its outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized gain or loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

Credit Risk

The customers of the consumer business are predominantly food retailers and food wholesalers.  Recently, consolidations in these industries have created larger customers some of which are highly leveraged.  This has increased the Company’s exposure to credit risk.  Several customers over the past two years have filed for bankruptcy protection; however, these bankruptcies have not had a material effect on the Company’s results. The Company feels that the risks have been adequately provided in its bad debt allowance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2003, there has not been a material change in our contractual obligations and commercial commitments outside of the ordinary course of business except as otherwise disclosed in Footnote 9 to the Condensed Consolidated Financial Statements regarding acquisitions and dispositions of businesses subsequent to May 31, 2003.

LIQUIDITY AND FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates as these do not reflect actual cash flows.  Accordingly, the amounts in the condensed consolidated statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the condensed consolidated balance sheet.

In the condensed consolidated statement of cash flows, net cash provided by operating activities was $10.9 million for the six months ended May 31, 2003 compared to $30.7 million provided in the six months ended May 31, 2002.  Increased inventory levels in 2003 were primarily responsible for this decrease in operating cash flow.  The Company has made a strategic decision to carry a larger than normal inventory of vanilla beans in 2003 in order to be in a position to meet the demands of its customers as the availablity of quality beans has declined significantly. The Company has also added inventory of new products to support recent launches of new branded consumer products. The effect of the increased inventory levels on operating cash flow during the six months ended May 31, 2003 was partially offset by a smaller increase in prepaid allowances as compared to the prior year.  Accounts receivable, in local currency, also experienced a larger decrease due to continued improvement in our collection efforts.  This decrease in accounts receivable was substantially offset by a similar decrease in accounts payable and other accrued liabilities.

Cash flows related to investing activities used cash of $10.4 million in the first six months of 2003 versus $73.6 million in the comparable period of 2002.  This decrease in cash used for investing activities is primarily the result of the cash received from the Ducros purchase price adjustment, partially offset by the $19.5 million of cash paid for the Uniqsauces business.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) also decreased to $40.9 million in 2003 compared to $73.6 million last year.  The decrease in net capital expenditures is mainly due to higher capital expenditures in 2002 when B2K related spending was at its peak.

Subsequent to May 31, 2003, the Company invested $180.0 million in the purchase of the Zatarain’s business.  The Company also announced an agreement to sell the assets of its packaging business for approximately $142.5 million ($132.5 million of cash at closing) and the sale of the assets of the Jenks brokerage business in the U.K for $5.9 million.  These transactions will result in net investing cash outflows of approximately $41.6 million, which will be funded with commercial paper borrowings.

Cash flows from financing activities used cash of $35.6 million during the six months ended May 31, 2003 compared to $50.2 million provided in the same period last year.  This decrease in cash flows from financing activities is due to a lower increase in short-term borrowings, a decrease in common stock issued and an increase in common stock acquired by purchase as part of our ongoing share repurchase plan. During the second quarter of 2003, we acquired 565,000 shares under the share repurchase plan. At May 31, 2003, there was $107.0 million remaining under the Company’s repurchase authorization. The common stock issued generally relates to the Company’s stock compensation plans.

The Company’s ratio of debt-to-total capital (total capital includes interest bearing debt, minority interest and shareholders’ equity) was 44.9% as of May 31, 2003, down from 56.6% at May 31, 2002 and 49.2% at November 30, 2002.  This decrease was primarily the result of a reduction in average short-term borrowings in addition to an increase in shareholders’ equity due to fluctuations in foreign exchange rates as well as earnings in excess of dividends.  During the period, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the quarter ended May 31, 2003 and 2002 was $255.0 million and $325.3 million, respectively.

The reported values of the Company’s assets and liabilities have been significantly affected by fluctuations in foreign exchange rates between periods.  During the six months ended May 31, 2003, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were substantially higher than the same period last year and at year-end.  These exchange rate fluctuations resulted in an increase in accounts receivable of approximately $34 million, inventory of approximately $20 million, goodwill of approximately $82 million and other comprehensive income of approximately $138 million since May 31, 2002.

Management believes that internally generated funds and its existing sources of liquidity are sufficient to meet current and anticipated financing requirements over the next 12 months.  The Company’s availability of cash under its credit facilities has not materially changed since year-end.

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

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has adopted Interpretation No. 45 as of December 1, 2002 and there was no material effect upon adoption of this statement.  The Company will continue to evaluate the impact of Interpretation No. 45 on newly contracted guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity.  The Company will be required to adopt Interpretation No. 46 in the fourth quarter of 2003.  Upon adoption, the Company will be required to consolidate the lessor of a leased distribution center as more fully described in Note 6 to the Condensed Consolidated Financial Statements.  The Company is also evaluating what effects, if any, the adoption of Interpretation No. 46 will have on its accounting for investments in joint ventures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company uses the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense has been recognized for the Company’s stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The impact of adopting SFAS No. 148 was to provide additional disclosure in the Accounting Policies footnote to the Condensed Consolidated Financial Statements.

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

SUBSEQUENT EVENTS

On June 4, 2003, the Company completed the purchase of Zatarain’s for $180.0 million in cash funded with commercial paper borrowings.  With estimated annualized sales of approximately $100 million, Zatarain’s manufactures and markets flavored rice and dinner mixes, seafood seasonings, and many other products that add flavor to food.

On June 26, 2003, the Company announced that it had reached an agreement to sell substantially all the operating assets of its packaging business to the Kerr Group, Inc.  This business manufactures certain products used for packaging the Company’s spices and seasonings as well as packaging products used by manufacturers in the vitamin, drug and personal care industries.  Under the terms of the agreement, the packaging business will be sold for $142.5 million and shall include the assumption of all normal trade liabilities.  Of the $142.5 million, $132.5 million will be paid in cash upon closing, which is expected to occur during the Company’s third quarter, and the remaining $10.0 million will be paid over five years based on the packaging business meeting certain performance objectives.  The closing of the transaction is subject to customary conditions, including compliance with pre-merger notification requirements.  The transaction will be reported as a discontinued operation beginning in the third quarter.  The Company expects to record a gain from the sale of the packaging business of approximately $0.09 per share based on the cash proceeds received at closing.  The contingent consideration will be recognized as an additional gain as the performance criteria are met.  The Company has also entered into a multi-year supply agreement with the acquiring company.

On July 1, 2003 the Company sold the assets of Jenks Sales Brokers, a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management.  The Jenks brokerage business provides sales and distribution services for other consumer product companies.  Jenks has annual sales of approximately $100 million.  The Company received $5.9 million in cash for the business.  The sale of the assets of Jenks will be reported as a discontinued operation.  The Company expects to record a loss from the sale of Jenks of approximately $0.01 per share in the third quarter of 2003.

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

ITEM 4     CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Chief Financial Officer & Supply Chain, have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is included in the reports that the Company files or submits under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on March 26, 2003.

(b)	No response required.

(c)	1.

The following individuals were nominees for the Board of Directors.  The number of votes For or Withheld for each nominee is as follows:  Barry H. Beracha – For 14,337,947, Withheld 83,302; James T. Brady – For 14,340,025, Withheld 81,224; Francis A. Contino – For 14,285,556, Withheld

135,693; Robert G. Davey – For 14,270,140, Withheld 151,109; Edward S. Dunn, Jr. – For 14,340,234, Withheld 81,015; J. Michael Fitzpatrick – For 14,343,116, Withheld 78,133; Freeman A. Hrabowski, III – For 14,341,334, Withheld 79,915; Robert J. Lawless – For 14,297,362, Withheld 123,887; John Molan – For 14,310,587, Withheld 110,662; Carroll D. Nordhoff – For 14,320,787, Withheld 100,462; Robert W. Schroeder– For 14,317,305, Withheld 103,944; William E. Stevens – For 14,343,002, Withheld 78,247; Karen D. Weatherholtz – For 14,302,943, Withheld 118,306.

2.

The approval of the 2003 Employee Stock Purchase Plan.  The number of votes For, Against, Abstaining or Broker Non-Vote is as follows: For 13,332,891; Against 114,879; Abstain 6,251; Broker Non-Votes 967,228.

3.

The approval of the Management Incentive Bonus Plan.  The number of votes For, Against, Abstaining or Broker Non-Vote is as follows: For 12,946,112; Against 436,360; Abstain 71,649; Broker Non-Votes 967,228.

4.

The approval of an amendment to the Company’s Charter to increase the number of authorized shares of Common Stock and Common Stock Non-Voting from 160,000,000 shares of each class to 320,000,000 shares of each class.  The number of votes For, Against or Abstaining is as follows: For 13,940,836; Against 280,992; Abstain 199,421.

5.	The ratification of the appointment of Ernst & Young as independent auditors. The number of votes For, Against or Abstaining is as follows: For 14,184,986; Against 207,215; Abstain 29,047.

(d)              No response required.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index at pages 29 - 31 of this Report on Form 10-Q.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	July 10, 2003	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief Financial Officer & Supply Chain

Date:	July 10, 2003	By:	/s/ Kenneth A. Kelly, Jr.
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

Date:	July 8, 2003	/s/ Robert J. Lawless
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

Date:	July 8, 2003	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief Financial Officer & Supply Chain

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2001	Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.

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

(vii)	Stock Purchase Agreement dated May 7, 2003 among the Registrant, Zatarain’s Brands, Inc., and the stockholders set forth on the stockholder signature pages of the Agreement.

(11)	Statement re: computation of per share earnings	Not applicable.

(15)	Letter re: unaudited interim financial information	Not applicable.

(18)	Letter re: change in accounting principles	Not applicable.

(19)	Report furnished to security holders	Not applicable.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Not applicable.

(24)	Power of attorney	Not applicable.

(99)	Additional exhibits:

99.1 - Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.