Form 10-Q
period 2003-08-31
MCCORMICK & CO INC
filed 2003-10-14
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding September 30, 2003

Common Stock	15,220,332

Common Stock Non-Voting	123,601,767

PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002

Net sales	$557,612	$477,319	$1,570,973	$1,419,939
Cost of goods sold	345,131	302,653	974,587	891,731

Gross profit	212,481	174,666	596,386	528,208

Selling, general and administrative expense	148,403	117,920	420,326	367,911
Special charges	1,349	2,786	1,942	4,692

Operating income	62,729	53,960	174,118	155,605

Interest expense	10,027	9,611	29,216	29,570
Other income, net	(703)	(359)	(7,317)	(1,034)

Income from consolidated operations before income taxes	53,405	44,708	152,219	127,069

Income taxes	17,098	14,257	46,988	39,420

Net income from consolidated operations	36,307	30,451	105,231	87,649

Income from unconsolidated operations	4,401	4,376	9,728	14,195
Minority interest	(628)	(875)	(2,954)	(2,454)

Net income from continuing operations	40,080	33,952	112,005	99,390

Discontinued operations (net of tax):
Net income from discontinued operations	1,665	1,225	4,838	3,241
Gain on sale of discontinued operations	9,561	—	9,561	—
Net income	$51,306	$35,177	$126,404	$102,631

Earnings per common share:
Basic:
Net income from continuing operations	$0.29	$0.24	$0.80	$0.71
Net income from discontinued operations	$0.01	$0.01	$0.03	$0.02
Gain on sale of discontinued operations	$0.07	$—	$0.07	$—
Net income	$0.37	$0.25	$0.91	$0.74

Average shares outstanding - basic	139,447	139,906	139,549	139,388

Diluted:
Net income from continuing operations	$0.28	$0.24	$0.79	$0.70
Net income from discontinued operations	$0.01	$0.01	$0.03	$0.02
Gain on sale of discontinued operations	$0.07	$—	$0.07	$—
Net income	$0.36	$0.25	$0.89	$0.72

Average shares outstanding - diluted	143,087	142,762	142,658	142,288

Cash dividends declared per common share	$0.12	$0.105	$0.34	$0.315

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	August 31, 2003	August 31, 2002	November 30, 2002
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$12,184	$23,329	$47,332
Accounts receivable, net	283,695	259,733	303,324
Inventories
Raw materials and supplies	182,791	142,416	123,564
Finished products and work-in process	204,928	155,359	160,157
	387,719	297,775	283,721
Prepaid expenses and other current assets	29,591	29,962	28,695
Current assets of discontinued operations	—	52,760	61,555
Total current assets	713,189	663,559	724,627

Property, plant and equipment	836,683	775,145	761,929
Less: accumulated depreciation	(416,841)	(380,895)	(371,849)
Total property, plant and equipment, net	419,842	394,250	390,080

Goodwill, net	665,939	495,809	498,738
Intangible assets, net	7,382	6,131	6,497
Prepaid allowances	92,224	116,153	96,624
Investments and other assets	120,504	149,949	135,140
Non-current assets of discontinued operations	—	79,341	79,083

Total assets	$2,019,080	$1,905,192	$1,930,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$203,518	$259,534	$136,700
Current portion of long-term debt	705	943	570
Trade accounts payable	167,926	163,145	175,062
Other accrued liabilities	276,938	274,945	324,548
Current liabilities of discontinued operations	—	23,716	36,410
Total current liabilities	649,087	722,283	673,290

Long-term debt	450,011	450,911	450,871
Other long-term liabilities	200,545	143,952	211,164
Long-term liabilities of discontinued operations	—	3,163	3,163
Total liabilities	1,299,643	1,320,309	1,338,488

Shareholders’ Equity
Common stock	84,647	74,199	74,681
Common stock non-voting	168,317	155,095	155,975
Retained earnings	501,389	395,724	458,952
Accumulated other comprehensive income	(34,916)	(40,135)	(97,307)

Total shareholders’ equity	719,437	584,883	592,301

Total liabilities and shareholders’ equity	$2,019,080	$1,905,192	$1,930,789

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended August 31,
	2003	2002

Cash flows from continuing operating activities
Net income	$126,404	$102,631
Net income from discontinued operations	(4,838)	(3,241)
Gain on sale of discontinued operations	(9,561)	—
Net income from continuing operations	112,005	99,390
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46,953	37,987
Income from unconsolidated operations	(9,728)	(14,195)
Changes in operating assets and liabilities	(146,943)	(103,419)
Dividends from unconsolidated affiliates	16,278	18,799
Other	308	(262)
Net cash provided by continuing operating activities	18,873	38,300

Cash flows from continuing investing activities
Acquisition of businesses	(199,517)	(500)
Purchase price adjustment	50,007	—
Capital expenditures	(56,322)	(85,090)
Proceeds from sale of discontinued assets	138,261	—
Proceeds from sale of fixed assets	9,243	2,394
Net cash used in continuing investing activities	(58,328)	(83,196)

Cash flows from financing activities
Short-term borrowings, net	66,379	49,390
Long-term debt repayments	(567)	(250)
Common stock issued	24,643	27,634
Common stock acquired by purchase	(40,570)	(8,271)
Dividends paid	(47,470)	(43,930)
Net cash provided by financing activities	2,415	24,573

Effect of exchange rate changes on cash and cash equivalents	6,377	7,520
Net cash (used in)/provided by discontinued operations	(4,485)	4,801

Decrease in cash and cash equivalents	(35,148)	(8,002)
Cash and cash equivalents at beginning of period	47,332	31,331

Cash and cash equivalents at end of period	$12,184	$23,329

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                         ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of McCormick & Company, Incorporated (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods.

The results of consolidated operations for the three and nine-month periods ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

Accounting and Disclosure Changes

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company adopted SFAS No. 146 on December 1, 2002.  There was no material effect upon adoption of this statement.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  This Interpretation principally impacts the Company’s guarantees in connection with certain raw material purchase contracts.  The Company adopted Interpretation No. 45 on December 1, 2002 and the effect of adoption was immaterial.  The Company will continue to evaluate the impact of Interpretation No. 45 on newly issued or modified guarantees. See Note 7 regarding guarantee amounts.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.   Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity.  The Company will be required to adopt Interpretation No. 46 in the first quarter of 2004.  Upon adoption, the Company will consolidate the lessor of a leased distribution center as more fully described in Note 7.  The Company is also evaluating what effects, if any, the adoption of Interpretation No. 46 will have on its accounting for investments in joint ventures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company uses the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense has been recognized for the Company’s stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
		(in thousands)

Net income as reported	$51,306	$35,177	$126,404	$102,631
Deduct: stock based employee compensation expense, net of tax	(2,721)	(2,352)	(8,575)	(6,909)
Pro forma net income	$48,585	$32,825	$117,829	$95,722

Earnings per common share:
Basic - as reported	$0.37	$0.25	$0.91	$0.74
Basic - pro forma	$0.35	$0.23	$0.84	$0.69

Diluted - as reported	$0.36	$0.25	$0.89	$0.72
Diluted - pro forma	$0.34	$0.23	$0.83	$0.67

Reclassifications

As a result of the Company’s sale of its packaging operations and U.K. brokerage business, the Company’s previously reported consolidated financial statements for 2002 have been reclassified to separately present the operations of these discontinued businesses.

Certain other amounts in the prior year have been reclassified to conform to the current year presentation.  The effect of these reclassifications is not material to the financial statements.

2.                         DISCONTINUED OPERATIONS

On August 12, 2003, the Company completed the sale of substantially all the operating assets of its packaging segment (Packaging) to the Kerr Group, Inc.  Packaging manufactures certain products used for packaging the Company’s spices and seasonings as well as packaging products used by manufacturers in the vitamin, drug and personal care industries.  Under the terms of the sale agreement, Packaging was sold for $142.5 million and included the assumption of all normal trade liabilities.  Of the $142.5 million, $132.5 million was paid in cash and the remaining $10.0 million will be paid over five years based on Packaging meeting certain performance objectives. The final purchase price is also subject to a working capital adjustment and other contingencies related to the performance of certain customer contracts.  The Company recorded a net gain on the sale of Packaging of $11.6 million (net of income taxes of $8.0 million) in the third quarter of 2003.  Included in this gain is a net pension and post retirement curtailment gain of $3.6 million.  The contingent consideration associated with the sale of Packaging will be recognized in the future as an adjustment to the gain based on the performance criteria established.  The Company also entered into a multi-year, market priced, supply agreement with the acquiring company.

On July 1, 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management for $5.8 million in cash.  Jenks provides sales and distribution services for other consumer product companies and was previously reported as a part of the Company’s consumer segment.  The Company recorded a net loss on the sale of Jenks of $2.0 million (net of an income tax benefit of $0.4 million) in the third quarter of 2003.

Beginning in the third quarter of 2003, the operating results of Packaging and Jenks have been reported as “Income from discontinued operations” in the condensed consolidated statement of income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Prior periods have been reclassified, including the reallocation of certain overhead charges to other business segments.  Interest expense has been allocated to discontinued operations based on the ratio of the net assets of the discontinued operations to the total net assets of the Company. The condensed consolidated balance sheet and condensed consolidated statement of cash flows have also been reclassified to separately present the assets, liabilities and cash flows of the discontinued operations.

Summary operating results for the discontinued businesses are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
		(in thousands)

Net sales from Packaging	$33,855	$44,053	$120,336	$127,034
Net sales from Jenks	8,138	23,639	59,570	69,564
Net sales from discontinued operations	$41,993	$67,692	$179,906	$196,598

Pre-tax income from Packaging	$3,574	$5,566	$12,648	$15,400
Interest expense allocation	(664)	(910)	(2,538)	(2,954)
Income taxes	(1,138)	(1,820)	(3,953)	(4,867)
Net income from Packaging	1,772	2,836	6,157	7,579

Pre-tax loss from Jenks	(139)	(2,238)	(1,783)	(6,013)
Interest expense allocation	(15)	(63)	(100)	(185)
Income taxes	47	690	564	1,860
Net loss from Jenks	(107)	(1,611)	(1,319)	(4,338)

Net income from discontinued operations	$1,665	$1,225	$4,838	$3,241

The following table presents summarized balance sheet information of the discontinued operations as of August 31, 2002 and November 30, 2002:

	August 31, 2002		November 30, 2002
	Packaging	Jenks	Packaging	Jenks

Accounts receivable, net	$18,153	$15,463	$18,991	$19,487
Inventories	13,587	5,130	15,542	7,066
Prepaid expenses and other current assets	427	—	469	—
Total current assets	32,167	20,593	35,002	26,553
Property, plant and equipment, net	77,876	399	77,705	479
Other long-term assets	1,066	—	899	—
Total assets	$111,109	$20,992	$113,606	$27,032

Trade accounts payable	$9,218	$4,106	$10,374	$16,855
Other accrued liabilities	8,939	1,453	9,181	—
Total current liabilities	18,157	5,559	19,555	16,855
Long-term debt	3,050	—	3,050	—
Other long-term liabilities	113	—	113	—
Total liabilities	$21,320	$5,559	$22,718	$16,855

3.                         SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions in all segments and across all geographic areas, and the reorganization of several joint ventures. As of August 31, 2003, 249 of the 275 position reductions had been achieved.

The total plan will cost approximately $32.6 million ($25.6 million after tax). Total cash expenditures in connection with these costs will approximate $16.7 million, which will be funded through internally generated funds.  The total cost of the plan includes $1.8 million of special charges related to Packaging and Jenks that have been reclassified to income from discontinued operations in the condensed consolidated statement of income.

Savings from the plan are used for investment spending on initiatives such as brand support and supply chain management.  These savings are included within the cost of goods sold and selling, general and administrative expenses in the condensed consolidated statement of income.  Once the plan is fully implemented, annualized savings are expected to be approximately $8.0 million ($5.3 million after tax), most of which have been realized to date.

Excluding the costs incurred related to the discontinued Packaging and Jenks businesses, the special charges recorded and cash expenditures to date under the program are $20.1 million and $9.9 million respectively.  Costs yet to be incurred ($10.7 million) from the 2001 restructuring plan include the reorganization of several joint ventures and additional costs related to the consolidation of manufacturing locations (primarily costs for employee termination benefits and relocation of employees and machinery and equipment).  Additional cash expenditures under the plan will approximate $5.0 million.  The Company expects to complete these actions in 2003 and 2004.

During the three and nine months ended August 31, 2002, the Company recorded special charges related to continuing operations of $2.8 million ($2.5 million after tax) and $4.7 million ($3.8 million after tax), respectively.  The costs recorded in 2002 were part of the streamlining actions announced in the fourth quarter of 2001, but could not be accrued at that time.  These actions included the write-off of an investment in an industry purchase consortium, costs of the consolidation of manufacturing in Canada, and the closure of a U.S. distribution center.  These expenses were classified as special charges in the condensed consolidated statement of income.

During the three and nine months ended August 31, 2003, the Company recorded special charges related to continuing operations of $1.3 million ($0.9 million after tax) and $1.9 million ($1.3 million after tax), respectively.  The costs recorded in 2003 primarily include additional costs associated with the consolidation of production facilities in Canada.  These expenses were classified as special charges in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance as of August 31, 2002 follow (in millions):

	Severance and personnel costs	Asset Write-downs	Other exit costs	Total

November 30, 2001	$5.8	$—	$3.8	$9.6
Special charges	1.0	3.0	0.7	4.7
Amounts utilized	(3.2)	(3.0)	(1.7)	(7.9)
August 31, 2002	$3.6	$—	$2.8	$6.4

The major components of the special charges and the remaining accrual balance as of August 31, 2003 follow (in millions):

	Severance and personnel costs	Asset Write-downs	Other exit costs	Total

November 30, 2002	$4.2	$—	$1.7	$5.9
Special charges	0.7	(0.6)	1.8	1.9
Amounts utilized	(3.2)	0.6	(3.5)	(6.1)
August 31, 2003	$1.7	$—	$—	$1.7

4.                         EARNINGS PER SHARE

The following table sets forth the reconciliation of shares outstanding:

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
	(in thousands)

Average shares outstanding - basic	139,447	139,906	139,549	139,388
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,640	2,856	3,109	2,900
Average shares outstanding - diluted	143,087	142,762	142,658	142,288

5.                         COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
	(in thousands)

Net income	$51,306	$35,177	$126,404	$102,631
Other comprehensive income (net of tax):
Minimum pension liability adjustment	415	—	(273)	(3,899)
Net unrealized gain/(loss) on investments	646	(778)	729	554
Foreign currency translation adjustments	(46,259)	24,322	60,131	49,623
Derivative financial instruments	6,068	(2,126)	1,804	(2,474)
Comprehensive income	$12,176	$56,595	$188,795	$146,435

6.                         BUSINESS SEGMENTS

The Company operates in two business segments: consumer and industrial. The Company sold its packaging segment during the third quarter of 2003 (see Note 2).  The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells to the consumer food market under a variety of brands, including the McCormick brand, Ducros in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations.

In each of its segments, the Company produces and sells many individual products that are similar in composition and nature.  It is impractical to segregate and identify profits for each of these individual product lines.

The Company measures segment performance based on operating income. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost.  Intersegment sales are not material.  Corporate and eliminations includes general corporate expenses and other charges not directly attributable to the segments.

The following segment information has been restated to reflect the sale of Jenks, which was previously included as part of the consumer segment, and Packaging.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.

	Consumer	Industrial	Corporate & Eliminations	Total

Three months ended August 31, 2003
Net sales	$271.6	$286.0	$—	$557.6
Operating income	43.8	28.2	(9.3)	62.7
Income from unconsolidated operations	3.6	0.8	—	4.4

Nine months ended August 31, 2003
Net sales	$755.7	$815.3	$—	$1,571.0
Operating income	117.5	81.0	(24.4)	174.1
Income from unconsolidated operations	8.3	1.4	—	9.7

	Consumer	Industrial	Corporate & Eliminations	Total

Three months ended August 31, 2002
Net sales	$210.9	$266.4	$—	$477.3
Operating income	31.7	29.8	(7.5)	54.0
Income from unconsolidated operations	4.1	0.3	—	4.4

Nine months ended August 31, 2002
Net sales	$649.0	$770.9	$—	$1,419.9
Operating income	102.6	78.0	(25.0)	155.6
Income from unconsolidated operations	13.2	1.0	—	14.2

7.                         GUARANTEES

As of August 31, 2003, the Company had guarantees related to raw material purchase contracts of $14.5 million and other guarantees of $7.7 million.  The Company has also guaranteed 85% of the residual value of a leased distribution center and $14.0 million of the debt of the lessor, which leases this facility to the Company. The lease, which expires in 2005 and has two consecutive renewal options, is currently treated as an operating lease. A third party maintains a substantial residual equity investment in the lessor, and therefore, the lessor is not currently consolidated with the Company.  The Company has determined that the lessor will be consolidated with the Company’s results upon adoption of FASB Interpretation No. 46 in the first quarter of 2004.  The effect of consolidating the lessor will not have a material impact on the Company’s financial statements.

8.                         FINANCIAL INSTRUMENTS

On August 12, 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate Medium Term Note (MTN) maturing on February 1, 2006.  As of August 31, 2003, the fair value of these swap contracts was a loss of $1.2 million, which is offset by a corresponding gain on the hedged debt.  No hedge ineffectiveness is recognized in the condensed consolidated statement of income as the interest rate swaps’ provisions match the applicable provisions of the debt.

9.                         ACQUISITIONS

On June 4, 2003, the Company purchased Zatarain’s, the leading New Orleans style food brand in the United States, for $180.0 million in cash funded with commercial paper borrowings.  Zatarain’s manufactures and markets flavored rice and dinner mixes, seafood seasonings, and many other products that add flavor to food.  The excess purchase price over the estimated fair value of the net assets purchased was $169.5 million.  The allocation of the purchase price is based on preliminary estimates, subject to revision, after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets.  As of August 31, 2003, the goodwill balance included the entire excess purchase price of the Zatarain’s acquisition, as the valuation of specific intangible assets has not yet been completed.  We expect the valuation to result in a significant value for non-amortizable brands. We do not anticipate significant amounts to be allocated to amortizable intangible assets and, therefore, the amount of intangibles amortization is not expected to be material to the results of operations in future periods.

On April 29, 2003, the Company settled all of its purchase price adjustment claims arising out of the acquisition of Ducros, S.A. and Sodis, S.A.S. (Ducros) in 2000.  The Company received payment of 49.6 million euros (equivalent to $55.4 million).  Of the $55.4 million received, $5.4 million represents interest earned on the settlement amount from the date of acquisition in accordance with the terms of the original purchase agreement.  The interest income is included in “other income, net” in the condensed consolidated statements of income for the three and nine months ended August 31, 2003.  The remaining $50.0 million of the settlement amount was recorded as a reduction to goodwill related to the acquisition.

On January 9, 2003, the Company acquired the Uniqsauces business, a condiment business based in Europe, for $19.5 million in cash.  Uniqsauces manufactures and markets condiments to retail grocery and food service customers, including quick service restaurants.  The purchase price of this acquisition was allocated to fixed assets and working capital.  No goodwill was recorded as a result of this acquisition.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the third quarter of 2003, sales from continuing operations reached $557.6 million, a 16.8% increase above the third quarter of 2002. Sales benefited from the 2003 acquisition of the Zatarain’s and Uniqsauces businesses, which accounted for 7.9% of the increase.

Higher volumes, particularly in the U.S. consumer business, added 5.3%, and favorable foreign exchange rates contributed an additional 3.9% to sales.

Earnings per share from continuing operations for the third quarter were $0.28 compared to $0.24 in the third quarter of 2002, an increase of 16.7%. In addition to strong sales performance, gross profit margin from continuing operations (gross profit as a percentage of net sales) increased to 38.1% for the quarter due primarily to the growth in our higher margin consumer business sales. Operating expenses were adversely impacted by higher benefit costs, distribution expense and increased promotion and advertising support behind new products and seasonal items. Special charges, primarily related to the consolidation of facilities in Canada, were $1.3 million. In the third quarter, the results of the Company’s joint venture in Mexico improved as compared to a difficult performance in the first half of 2003. As a result, third quarter income from unconsolidated operations equaled last year’s level. The $0.04 increase in third quarter earnings per share from continuing operations was a direct result of increased operating income.

On August 12, 2003, the Company completed the sale of substantially all the operating assets of its packaging segment (Packaging) to the Kerr Group, Inc.  Packaging manufactures certain products used for packaging the Company’s spices and seasonings as well as packaging products used by manufacturers in the vitamin, drug and personal care industries.  Under the terms of the sale agreement, Packaging was sold for $142.5 million and included the assumption of all normal trade liabilities.  Of the $142.5 million, $132.5 million was paid in cash and the remaining $10.0 million will be paid over five years based on Packaging meeting certain performance objectives. The final purchase price is also subject to a working capital adjustment and other contingencies related to the performance of certain customer contracts.  The Company recorded a net gain on the sale of Packaging of $11.6 million (net of income taxes of $8.0 million) in the third quarter of 2003.  Included in this gain is a net pension and post retirement curtailment gain of $3.6 million.  The contingent consideration associated with the sale of Packaging will be recognized in the future as an adjustment to the gain based on the performance criteria established.  The Company also entered into a multi-year, market priced, supply agreement with the acquiring company.

On July 1, 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management for $5.8 million in cash.  Jenks provides sales and distribution services for other consumer product companies and was previously reported as a part of the Company’s consumer segment.  The Company recorded a net loss on the sale of Jenks of $2.0 million (net of an income tax benefit of $0.4 million) in the third quarter of 2003.

Beginning in the third quarter of 2003, the operating results of Packaging and Jenks have been reported as “Income from discontinued operations” in the condensed consolidated statement of income in accordance with the provisions of SFAS No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets”.  Prior periods have been reclassified, including the reallocation of certain overhead charges to other business segments.  Interest expense has been allocated to discontinued operations based on the ratio of the net assets of the discontinued operations to the total net assets of the Company. The condensed consolidated balance sheet and condensed consolidated statement of cash flows have also been reclassified to separately present the assets, liabilities and cash flows of the discontinued operations.

On June 4, 2003, the Company completed the purchase of Zatarain’s, the leading New Orleans style food brand in the United States, for $180.0 million in cash funded with commercial paper borrowings.  With annualized sales of approximately $100 million in the United States, Zatarain’s manufactures and markets flavored rice and dinner mixes, seafood seasonings, and many other products that add flavor to food.  The excess purchase price over the estimated fair value of the net assets purchased was $169.5 million.  The allocation of the purchase price is based on preliminary estimates, subject to revision, after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets.  As of August 31, 2003, the goodwill balance included the entire excess purchase price of the Zatarain’s acquisition, as the valuation of specific intangible assets has not yet been completed.  We expect the valuation to result in a significant value for non-amortizable brands.  We do not anticipate significant amounts to be allocated to amortizable intangible assets and, therefore, the amount of intangibles amortization is not expected to be material to the results of operations in future periods.

On January 9, 2003, the Company acquired the Uniqsauces business, a condiment business based in Europe, for $19.5 million in cash.  With annualized sales of approximately $40-$45 million, Uniqsauces manufactures and markets condiments to retail grocery and food service customers, including quick service restaurants.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
	(in millions)

Net sales	$271.6	$210.9	$755.7	$649.0
Operating income	43.8	31.7	117.5	102.6

For the third quarter, sales from continuing operations for McCormick’s consumer business rose 28.8% compared to the same period of 2002. Excluding the net impact of foreign exchange, which accounted for 5.6% of the increase, sales rose 23.2%.  The acquisition of Zatarain’s and Uniqsauces contributed 13.8% of the sales increase. In local currency, consumer sales rose 31.6% in the Americas, 9.0% in Europe and 5.8% in the Asia/Pacific region. Sales from the Company’s acquisition of Zatarain’s accounted for about one-half of the increase in the Americas. Also contributing to this unusual increase was a comparison to a sales decline of 4.0% in the Americas in the third quarter of 2002. This decline resulted from higher customer purchases in the second quarter of 2002 in anticipation of the Company’s implementation of new systems under the Beyond 2000 program. For the consumer business in Europe, sales from the Uniqsauces acquisition drove the increase for the quarter. In all regions, distribution of new products contributed to sales growth.  For the nine months ended August 31, 2003, total consumer sales increased 16.4% compared to 2002.  The acquisitions of Zatarain’s and Uniqsauces contributed 5.4% of the sales increase, and the impact of foreign exchange added another 6.2%.  The remaining increase resulted from increased distribution of new products.

Third quarter operating income from continuing operations for the consumer business increased 38.2% compared to the same period of 2002. Operating income margin (operating income as a percentage of sales) increased to 16.1% in the third quarter of 2003 from 15.0% in the comparable period last year.  This increase resulted from higher margins of Zatarain’s products and higher sales of other consumer businesses.  This was offset by higher operating costs including pension and post-retirement costs, distribution expenses and an increase in the investment in brand advertising and promotion of 27.4% in support of new products and seasonal items.  For the nine months ended August 31, 2003, operating income for the consumer business increased 14.5%.  This increase was driven by increased sales partially offset by the higher operating costs discussed above.  Operating income margin for the nine months ended August 31, 2003 decreased to 15.5% from 15.8% in the comparable period last year.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
	(in millions)

Net sales	$286.0	$266.4	$815.3	$770.9
Operating income	28.2	29.8	81.0	78.0

For the third quarter of 2003, industrial sales increased 7.4% versus the same period last year. Excluding the net impact of foreign exchange, which accounted for 2.5% of the increase, sales rose 4.9%.  The acquisition of Uniqsauces in 2003 contributed 3.3% of the sales increase. In local currency, industrial sales increased 0.3% in the Americas, 26.5% in Europe and 7.3% in the Asia/Pacific region. In the Americas, an increase in sales of new and existing products to quick service restaurants was offset by lower sales to food processors. A portion of this sales reduction related to lower pricing in response to a decrease in certain raw material costs. In addition, sales to broadline distributors were relatively flat in the quarter. In Europe, over 80% of the increase was driven by sales from Uniqsauces. The remaining increase was based on strong sales to restaurant customers and manufacturers of snack seasoning products. For the nine months ended August 31, 2003, industrial sales increased 5.8%.  The acquisition of Uniqsauces in 2003 contributed 2.7% of the sales increase, and the net impact of foreign exchange added another 2.4%.  Volume increases were partially offset by the effects of lower pricing and product mix discussed above.

In the third quarter of 2003, industrial business operating income decreased 5.4% compared to the same period of 2002. Operating income margin decreased to 9.9% in the third quarter of 2003 from 11.2% in the comparable period last year.  Operating income was impacted by the higher cost of vanilla, higher pension and benefit costs and a less favorable mix of sales. Year-to-date, operating income for the industrial business has increased 3.8% versus the prior year as a result of the items mentioned above.  Operating income margin for the nine months ended August 31, 2003 decreased to 9.9% from 10.1% in the comparable period last year.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin on continuing operations for the third quarter was 38.1%, 1.5% above last year. In the consumer business, gross profit margin increased due to the addition of the higher margin Zatarain’s business and targeted price increases.  In the industrial business, gross profit margin decreased mainly due to the higher cost of vanilla beans and a less favorable mix of sales.  The factors noted in the third quarter also impacted the nine months ended August 31, 2003, improving the Company’s gross profit margin 0.8% to 38.0% from 37.2% in the comparable period last year.

Selling, general and administrative expenses from continuing operations increased in the third quarter and nine months ended August 31, 2003, as compared to the same periods of last year in both dollars and as a percentage of net sales.  These increases were primarily due to higher benefit costs, increased advertising and promotional costs and increased distribution expenses.  The increase in benefit costs is mainly due to higher pension and post-retirement costs in 2003 compared to the same periods of 2002. In the consumer business, advertising and promotional expense increased in support of seasonal items and the launch of several new products.  The increase in distribution expenses is primarily due to the addition of higher distribution costs with the acquisition of the Zatarain’s business, higher fuel costs and higher costs during the consolidation of facilities in Canada.

Pension expense for 2003 is expected to increase approximately 75% over the 2002 expense of $15.2 million.  The increase in pension expense in 2003 is primarily due to a decrease in the discount rate from 7.25% to 7.0%, a decrease in the long-term rate of return from 10.0% to 9.0%, the adoption of a more recent mortality rate at the end of 2002 and the less than expected investment return experienced in 2001 and 2002.

Interest expense from continuing operations increased in the third quarter of 2003 compared to the same period last year.  This increase was driven by higher average debt levels resulting from the acquisition of the Zatarain’s business in the third quarter of 2003.  For the nine months ended August 31, 2003, interest expense from continuing operations decreased versus the comparable period of last year.  This decrease was due to favorable short-term interest rates in 2003 and lower average debt levels in the first half of 2003 prior to the purchase of Zatarain’s.

“Other income, net” increased to $7.3 million for the nine months ended August 31, 2003 compared to $1.0 million for the comparable period last year.  This increase was principally due to $5.4 million of interest income recorded in the second quarter of 2003 from the settlement of the Ducros purchase price adjustment.  The remainder of the $55.4 million payment was recorded as a reduction to goodwill.

The effective tax rate from continuing operations for the quarter and nine months ended August 31, 2003, was 32.0% and 30.9%, respectively, versus 31.9% and 31.0% for the quarter and nine months ended August 31, 2002.

Income from unconsolidated operations for the quarter was unchanged when compared to the third quarter of 2002.  Income from unconsolidated operations decreased 31.5% for the nine months ended August 31, 2003 when compared to the same period last year.  This decline is mainly attributable to diminished performance in the McCormick de Mexico joint venture during the first half of 2003.  This business continues to experience profit pressure from aggressive competition, higher raw material costs and a weak Peso versus the prior year.

Income from discontinued operations for the quarter was $1.7 million, which included one month of the operating results of Jenks and two and one half months of the operating results of Packaging.  Year to date income from discontinued operations was $4.8 million, which included seven months of the operating results of Jenks as well as eight and one half months of the operating results of Packaging.  Income from discontinued operations for the quarter and year to date were higher in 2003 when compared to the same period in 2002 mainly due to higher operating losses from Jenks during 2002.  Also included in discontinued operations for the three and nine months ended August 31, 2003 was a net gain on the sale of discontinued operations of $9.6 million.  This consists of the gain on the sale of Packaging of $11.6 million partially offset by the loss on the sale of Jenks of $2.0 million.  All amounts included in income from discontinued operations are net of income taxes.

SPECIAL CHARGES

During the three and nine months ended August 31, 2002, the Company recorded special charges related to continuing operations of $2.8 million ($2.5 million after tax) and $4.7 million ($3.8 million after tax), respectively.  The costs recorded in 2002 were part of the streamlining actions announced in the fourth quarter of 2001, but could not be accrued at that time.  These actions included the write-off of an investment in an industry purchase consortium, costs of the consolidation of manufacturing in Canada, and the closure of a U.S. distribution center.

During the three and nine months ended August 31, 2003, the Company recorded special charges related to continuing operations of $1.3 million ($0.9 million after tax) and $1.9 million ($1.3 million after tax), respectively.  The costs recorded in 2003 primarily include additional costs associated with the consolidation of production facilities in Canada.  These expenses were classified as special charges in the consolidated statement of income.

See Footnote 3 to the Condensed Consolidated Financial Statements for more information regarding the Company’s 2001 restructuring plan.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $2.3 million as of August 31, 2003, compared to an unrealized loss of $0.9 million as of August 31, 2002 and $0.5 million as of November 30, 2002. The notional value of the Company’s portfolio of forward and option contracts was $38.4 million as of August 31, 2003, up from $32.3 million as of August 31, 2002 and $27.0 million as of November 30, 2002.  The increase since November 30, 2002 was mainly due to increased foreign exchange contracts covering Canadian dollar exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt.  In addition, the Company may enter into interest rate derivatives to achieve a cost effective mix of fixed and variable rate indebtedness.

As of August 31, 2003, the Company had $75 million of outstanding interest rate swap contracts to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of August 31, 2003 the fair value of these swap contracts was an unrealized loss of $9.2 million compared to an unrealized loss of $10.7 million in the same period last year and an unrealized loss of $11.3 million as of November 30, 2002.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized gain or loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

On August 12, 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate Medium Term Note (MTN) maturing on February 1, 2006.  As of August 31, 2003, the fair value of these swap contracts was a loss of $1.2 million, which is offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the condensed consolidated statement of income as the interest rate swaps’ provisions match the applicable provisions of the debt.

Credit Risk

The customers of the consumer business are predominantly food retailers and food wholesalers.  Recently, consolidations in these industries have created larger customers, some of which are highly leveraged.  This has increased the Company’s exposure to credit risk.  Several customers over the past two years have filed for bankruptcy protection; however, these bankruptcies have not had a material effect on the Company’s results. The Company feels that the risks have been adequately provided in its bad debt allowance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2003, there has not been a material change in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business except as otherwise disclosed in Footnote 2 and Footnote 9 to the Condensed Consolidated Financial Statements regarding acquisitions and dispositions of businesses.

LIQUIDITY AND FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates as these do not reflect actual cash flows.  Accordingly, the amounts in the condensed consolidated statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the condensed consolidated balance sheet.  In addition, the cash flows from operating, investing and financing activities are presented excluding the effects of discontinued operations.

In the condensed consolidated statement of cash flows, net cash provided by continuing operating activities was $18.9 million for the nine months ended August 31, 2003 compared to $38.3 million provided in the nine months ended August 31, 2002.  Increased inventory levels in 2003 were primarily responsible for this decrease in operating cash flow.  The Company has made a strategic decision to carry a larger than normal inventory of vanilla beans in 2003 in order to be in a position to meet the demands of its customers as the availability of quality beans has declined significantly. The Company has also added inventory of new products to support recent launches of new branded consumer products. In addition to the effect of the increased inventory levels, accounts payable and accrued liabilities also experienced a larger decrease when compared to the previous year due to the timing of normal operating liabilities.  This decrease in accounts payable and accrued liabilities was partially offset by a larger decrease in accounts receivable as compared to the corresponding period of the prior year due to continued improvement in our collection efforts.

Cash flows related to continuing investing activities used cash of

$58.3 million in the first nine months of 2003 versus $83.2 million in the comparable period of 2002.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) decreased to $47.1 million in 2003 compared to $82.7 million last year.  The decrease in net capital expenditures is mainly due to higher capital expenditures in 2002 when spending related to the Beyond 2000 project was at its peak.  Cash paid for the acquisitions of the Zatarain’s and Uniqsauces businesses during 2003 was $199.5 million.  Cash received from the sale of the packaging and Jenks businesses during 2003 was $138.3 million.  We also received $55.4 million from the Ducros purchase price adjustment, of which, $5.4 million represented interest and is included in cash flows from continuing operating activities.

Cash flows from financing activities were $2.4 million during the nine months ended August 31, 2003 compared to $24.6 million in the same period last year.  Short-term borrowings increased by $66.4 million during the nine months ended August 31, 2003.  The Company used commercial paper borrowings to finance the $180.0 million purchase price of the Zatarain’s acquisition.  These borrowings were partially paid off with the $132.5 million of proceeds from the sale of Packaging.  The remaining increase in short-term borrowings resulted from normal working capital requirements. During 2003, the Company issued common stock for $24.6 million related to the Company’s stock compensation plans.  In addition, the Company acquired 1,675,000 shares for $40.6 million under the share repurchase plan. As of August 31, 2003, there was $102.0 million remaining under the Company’s $250.0 million share repurchase program.  Without any significant acquisition activity, the Company expects to complete this program by mid 2004.  Anticipating this completion, the Company’s Board of Directors authorized a plan for the repurchase of an additional $300 million shares.  The Company expects this new program to extend into 2006.

The Company’s ratio of debt-to-total capital (total capital includes interest bearing debt, minority interest and shareholders’ equity) was 47.0% as of August 31, 2003, down from 54.3% at August 31, 2002 and 49.2% at November 30, 2002.  This decrease from prior year was primarily the result of a reduction in short-term borrowings in addition to an increase in shareholders’ equity due to fluctuations in foreign exchange rates as well as earnings in excess of dividends.  During the period, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the quarter ended August 31, 2003 and 2002 was $389.8 million and $310.2 million, respectively.

The reported values of the Company’s assets and liabilities have been significantly affected by fluctuations in foreign exchange rates between periods.  During the nine months ended August 31, 2003, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were substantially higher than the same period last year and at year-end.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $15.0 million, inventory of approximately $10.0 million, goodwill of approximately $38.4 million and other comprehensive income of approximately $60.1 million since August 31, 2002.

Management believes that internally generated funds and its

existing sources of liquidity under its credit facilities are sufficient to meet current and anticipated financing requirements over the next 12 months.  The Company’s availability of cash under its credit facilities has not materially changed since year-end. If the Company were to undertake an acquisition that requires funds in excess of its existing sources of liquidity, it would look to sources of funding from additional credit facilities or equity issuances.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.   Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity.  The Company will be required to adopt Interpretation No. 46 in the first quarter of 2004.  Upon adoption, the Company will be required to consolidate the lessor of a leased distribution center as more fully described in Note 7 to the Condensed Consolidated Financial Statements.  The Company is also evaluating what effects, if any, the adoption of Interpretation No. 46 will have on its accounting for investments in joint ventures.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company uses the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock

Issued to Employees,” and related interpretations.  Accordingly, no compensation expense has been recognized for the Company’s stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The impact of adopting SFAS No. 148 was to provide additional disclosure in the Accounting Policies footnote to the Condensed Consolidated Financial Statements.

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

Pension and Post-Retirement Benefits

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by the Company, annualized savings from the Company’s streamlining activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and exchange rates for foreign currency. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4           CONTROLS AND PROCEDURES

Based on their evaluation as of August 31, 2003, the Company’s management, including its Chairman, President & Chief Executive

Officer and its Executive Vice President, Chief Financial Officer & Supply Chain, have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is included in the reports that the Company files or submits under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.  See Exhibit Index at pages 27 - 30 of this Report on Form 10-Q.

(b)     Reports on Form 8-K.       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	October 14, 2003	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief Financial Officer & Supply Chain

Date:	October 14, 2003	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.

(4)	Instruments defining the rights of security holders, including indentures

i) See Exhibit 3 (Restatement of Charter)

ii) Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.

iii) Indenture dated December 5, 2000 between Registrant and SunTrust Bank, filed herewith as Exhibit 4(iii). Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

(9)	Voting Trust Agreements	Not applicable.

(10)	Material contracts

(i)

Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub I, LLC and Setco, Inc., a wholly-owned subsidiary of Registrant, a copy of which is attached to this report as Exhibit 10(i). *

(ii)

Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and Tubed Products, Inc., a wholly-owned subsidiary of Registrant, a copy of which is attached to this report as Exhibit 10(ii). *

(iii)

Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and O.G. Dehydrated, Inc., a wholly-owned subsidiary of Tubed Products, Inc., a copy of which is attached to this report as Exhibit 10(iii). *

(iv)

Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001,

and incorporated by reference herein.

(v)

Stock option plans, in which directors, officers and certain other management employees participate, are set forth on pages 33 through 36 of the Registrant’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.

(vi)

The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.

(vii)

Directors’ Non-Qualified Stock Option Plan provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth on pages 24 through 26 of the Registrant’s definitive Proxy Statement dated February 17, 1999 as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.

(viii)

Deferred Compensation Plan, dated November 1, 1999, in which directors, officers and certain other management employees participate, and amended on January 1, 2000, August 29, 2000, September 5, 2000 and May 16, 2003, a copy of which Plan document and amendments are attached to this report as Exhibit 10(viii).

(ix)

Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie – CFS, dated August 31, 2000, which agreement is incorporated by reference from Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000.

(x)

Stock Purchase Agreement dated May 7, 2003 among the Registrant, Zatarain’s Brands, Inc., and the stockholders set forth on the stockholder signature pages of the Agreement, which agreement is incorporated by reference from Registrant’s Form 10-Q for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission on July 11, 2003.

(xi)	364-Day Credit Agreement, dated May 30, 2003 between Registrant and Wachovia Bank, National Association, a copy of which is attached to this report as Exhibit 10(xi).

(xii)	364-Day Credit Agreement, dated June 19, 2001 among Registrant and Certain Financial Institutions, a copy of which is attached to this report as Exhibit 10(xii).

(xiii)	Revolving Credit Agreement, dated as of June 19, 2001

among Registrant and Certain Financial Institutions, a copy of which is attached to this report as Exhibit 10(xiii).

(11)	Statement re: computation of per share earnings	Not applicable.

(15)	Letter re: unaudited interim financial information	Not applicable.

(18)	Letter re: change in accounting principles	Not applicable.

(19)	Report furnished to security holders	Not applicable.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Not applicable.

(24)	Power of attorney	Not applicable.

(31)	Rule 13(a)-14(a)/15d-14(a) Certifications

31.1 - Certification of Robert J. Lawless pursuant to Rule 131-14(a)/15d-14(a).

31.2 - Certification of Francis A. Contino pursuant to Rule 131-14(a)/15d-14(a).

(32)	Section 1350 Certifications

32.1 - Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits	None

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.