Form 10-K
period 2003-11-30
MCCORMICK & CO INC
filed 2004-01-29
CIK 63754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland (State of incorporation)	52-0408290 (IRS Employer Identification No.)
18 Loveton Circle Sparks, Maryland (Address of principal executive offices)	21152 (Zip Code)

Registrant's telephone number, including area code: (410) 771-7301

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value Common Stock Non-Voting, No Par Value	New York Stock Exchange New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: Not applicable.

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

        The aggregate market value of the voting common equity held by non-affiliates at May 31, 2003: $276,159,384

        The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2003: $3,309,417,289

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	15,198,974	December 31, 2003
Common Stock Non-Voting	122,139,532	December 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2003	Part I, Part II
Registrant's Proxy Statement dated February 17, 2004	Part III

PART I

        As used herein, the "Registrant" means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

Item 1. Business

        The Registrant, a diversified specialty food company, is a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings and other flavors to the entire food industry. The Registrant was formed in 1915 under Maryland law as the successor to a business established in 1889.

        The Registrant operates in two business segments: consumer and industrial. The Registrant sold its packaging segment during the third quarter of 2003. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades and specialty foods to the consumer food market under a variety of brands, including "McCormick", "Zatarain's" in the US, "Ducros" in continental Europe, "Club House" in Canada and "Schwartz" in the U.K. The industrial segment sells spices, blended seasonings, condiments, coatings and compound flavors to food processors, restaurants, distributors, warehouse clubs and institutional operations.

        Please refer to pages 6 and 7 "Our Consumer Business at a Glance," pages 8 and 9 "Our Industrial Business at a Glance" and pages 18 through 20, "Business Overview," "Acquisitions" and "Discontinued Operations" of the Registrant's Annual Report to Stockholders for 2003 for a description of the business. Such pages of the Registrant's Annual Report to Stockholders for 2003 are incorporated herein by reference.

        For financial information about the Registrant's business segments, please refer to pages 21 through 23, "Management's Discussion and Analysis," and Note 16, "Business Segments and Geographic Areas" of the Notes to Consolidated Financial Statements on pages 49 and 50 of the Annual Report to Stockholders for 2003, which pages are incorporated herein by reference.

Raw Materials

        The most significant raw materials to the Registrant are vanilla, cheese, pepper, packaging supplies, garlic and onion. Black pepper, vanilla beans and other spices and herbs are generally sourced from countries other than the United States. The Registrant is not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they may be subject to price volatility caused by weather and other unpredictable factors. The Registrant responds to this volatility in a number of ways including periodic raw material purchases, purchases of raw material for future delivery and customer price adjustments.

Customers

        The Registrant's products are sold directly and through brokers, wholesalers and distributors. In the consumer segment, products are generally resold to consumers through grocery, drug, dollar and mass merchandise stores. These customers are serviced either through direct shipments or through the food wholesale channel. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by food service customers to enhance the flavor of their foods. Customers for the industrial segment include food processors and the restaurant industry, supplied both directly and through distributors and warehouse clubs.

        The Registrant has a large number of customers for its products. No single customer accounted for as much as 10% of consolidated net sales in 2003. Sales to the Registrant's five largest customers represented approximately 30% of consolidated net sales.

        The dollar amount of backlog orders of the Registrant's business is not material to an understanding of the Registrant's business, taken as a whole. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Trademarks, Licenses and Patents

        The Registrant owns a number of trademark registrations. Although in the aggregate these trademarks may be material to the Registrant's business, the loss of any one of those trademarks, with the exception of the Registrant's "McCormick," "Zatarain's," "Schwartz," "Club House" and "Ducros" trademarks, would not have a material adverse effect on the Registrant's business. The "McCormick" trademark is extensively used by the Registrant in connection with the sale of virtually all of the Registrant's food products worldwide. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

        The Registrant has entered into a number of license agreements authorizing the use of its trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a material adverse effect on the Registrant's business. The term of the license agreements is generally 3 to 5 years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

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

Working Capital

        In order to meet increased demand for its consumer products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Registrant's liquidity and capital resources, see Note 7 "Financing Arrangements" of the Notes to Consolidated Financial Statements on page 44 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference, and the "Financial Condition" section of "Management's Discussion and Analysis" on pages 25 and 26 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference.

Competition

        The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see page 18 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference.

Research and Development

        Many of the Registrant's products are prepared from confidential formulae developed by its research laboratories and product development teams. Expenditures for research and development amounted to $33.2 million in 2003, $31.4 million in 2002 and $27.1 million in 2001. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

        Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant's business. There were no material capital expenditures for environmental control facilities in 2003 and there are no material expenditures planned for such purposes in 2004.

Employees

        The Registrant had approximately 8,000 employees worldwide as of December 31, 2003. The Registrant believes its relationship with employees to be very good. The Registrant has no collective bargaining contracts in the United States. At the Registrant's foreign subsidiaries, approximately 1,150 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information About Geographic Locations

        For information on the revenues and long-lived assets of the Registrant, see "Geographic Areas" within Note 16 of the Notes to Consolidated Financial Statements on page 50 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference, and the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 27 through 29 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference.

Foreign Operations

        The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately 38% of net sales in 2003 were from international operations.

Forward-Looking Information

        For a discussion of forward-looking information, see the "Forward-Looking Information" section of "Management's Discussion and Analysis" on page 32 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference.

Available Information

        The Registrant's Internet website address is: www.mccormick.com. The Registrant makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Item 2. Properties

        The Registrant's principal executive offices and primary research facilities are owned and are located in suburban Baltimore, Maryland.

        The following is a list of the Registrant's principal manufacturing properties, all of which are owned except for the facility in Sydney, Australia, which is leased:

  United States
      Hunt Valley, Maryland—consumer and industrial (4 principal plants)
      Salinas, California—consumer and industrial
      Commerce, California—consumer
      Dallas, Texas—industrial
      Atlanta, Georgia—industrial
      South Bend, Indiana—industrial
      Gretna, Louisiana—consumer

  Canada
      London, Ontario—consumer and industriaL

  Mexico
      Cuautitlan de Romero Rubio, Mexico—industrial

  United Kingdom
      Haddenham, England—consumer and industrial
      Paisley, Scotland—industrial
      Littleborough, England—consumer and industrial

  France
      Carpentras—consumer and industrial
      Monteux—consumer (2 principal plants)

  Australia
      Melbourne—consumer and industrial
      Sydney—consumer and industrial

  China
      Shanghai—consumer and industrial
      Guangzhou—consumer and industrial

        In addition to distribution facilities and warehouse space available at its manufacturing facilities, the Registrant leases regional distribution facilities in Belcamp, Maryland, Salinas, California and Dallas, Texas and owns a distribution facility in Monteux, France. The Registrant also owns or leases several other properties used for manufacturing consumer and industrial products and for sales, distribution and administrative functions.

        The Registrant believes its plants are well maintained and suitable for their intended use. The Registrant further believes that these plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. Many additions and improvements have been made to these facilities over the years and the plants' manufacturing equipment includes equipment of the latest type and technology.

Item 3. Legal Proceedings

        There are no material pending legal proceedings in which the Registrant or any of its subsidiaries is a party or in which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of Registrant's fiscal year 2003 to a vote of security holders.

Executive Officers of the Registrant

        In addition to the executive officers described in the Registrant's proxy statement for 2004 incorporated by reference in Item 10 of this Report, the following individuals are also executive officers of the Registrant: Paul C. Beard, H. Grey Goode, Jr., Kenneth A. Kelly, Jr., John C. Molan, Robert W. Skelton, Mark T. Timbie and Alan D. Wilson.

        Mr. Beard is 49 years old and has had the following work experience during the last five years: 3/02 to present—Vice President, Finance & Treasurer; 1/00 to 3/02—Vice President & General Manager, Global Restaurant Division; 12/98 to 1/00—Vice President & General Manager, McCormick Flavor Division.

        Mr. Goode is 55 years old and has had the following work experience during the last five years: 1/01 to present—Vice President, Tax; 9/96 to 1/01—Director of Tax.

        Mr. Kelly is 49 years old and has had the following work experience during the last five years: 2/00 to present—Vice President and Controller; 7/97 to 2/00—Vice President, Finance & Administration/McCormick Schilling Division.

        Mr. Molan is 57 years old and has had the following work experience during the last five years: 5/02 to 1/04—President, Europe & Asia; 10/00 to 4/02—President, Europe, Middle East & Africa; 5/98 to 9/00—Group Vice President & Managing Director.

        Mr. Skelton is 56 years old and has had the following work experience during the last five years: 11/02 to present—Senior Vice President, General Counsel & Secretary; 6/97 to 11/02—Vice President, General Counsel & Secretary.

        Mr. Timbie is 49 years old and has had the following work experience during the last five years: 1/04 to present—President, International Consumer Products Group; 3/01 to 12/03—President, McCormick Canada; 10/99 to 2/01—Vice President & General Manager, Perimeter Group/Consumer Markets; 6/96 to 9/99—Vice President, Sales & Marketing/Consumer Products Division.

        Mr. Wilson is 46 years old and has had the following work experience during the last five years: 1/03 to present—President, U.S. Consumer Products Division; 3/01 to 12/02—Vice President & General Manager, Sales & Marketing; 12/98 to 2/01—President, McCormick Canada.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Registrant has disclosed in Note 18, "Selected Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements on page 51 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference, the information relating to the market price and dividends paid on the Registrant's common stocks. The market price of the Registrant's common stock at the close of business on December 31, 2003 was $29.85 for the common stock and $30.10 for the common stock non-voting.

        The Registrant's non-voting common stock and voting common stock are listed and traded on the New York Stock Exchange. The approximate number of holders of common stock of the Registrant based on record ownership as of December 31, 2003 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,200
Common Stock Non-Voting, no par value	10,600

Item 6. Selected Financial Data

        This information is set forth on the line items titled "Net sales-under EITF 01-09," "Net sales prior to EITF 01-09," "Net income from continuing operations," "Earnings per share—Diluted—Continuing operations," "Common dividends declared," "Long-term debt" and "Total assets" for the years 1999 through 2003 in the "Historical Financial Summary" on page 52 of the Registrant's Annual Report to

Stockholders for 2003, which line items are incorporated by reference. See also Note 1 "Summary of Significant Accounting Policies" on pages 38 through 40 of the Registrant's Annual Report to Stockholders for 2003 and Note 3 "Discontinued Operations" on pages 41 and 42 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This information is set forth in "Management's Discussion and Analysis" on pages 18 through 32 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        This information is set forth in the "Market Risk Sensitivity" section of "Management's Discussion and Analysis" on pages 27 through 29 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference, and in Note 8 "Financial Instruments" on pages 44 and 45 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data are included on pages 34 through 51 of the Registrant's Annual Report to Stockholders for 2003, which pages are incorporated by reference. The Report of Independent Auditors from Ernst & Young LLP on such financial statements is included on page 33 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference. The supplemental schedule for 2001, 2002 and 2003 is included on page 14 of this Report on Form 10-K.

        The unaudited quarterly data is included in Note 18, "Selected Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements on page 51 of the Registrant's Annual Report to Stockholders for 2003, which page is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Registrant maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Registrant's principal executive officer and principal financial officer evaluated as of November 30, 2003 the effectiveness of this system of disclosure controls and procedures, and have concluded that such disclosure controls and procedures were effective as of such date.

Changes in Internal Controls over Financial Reporting

        There were no changes in the Registrant's internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information responsive to this item is set forth in Part I of this Report in the section titled "Executive Officers of the Registrant" and in the sections titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for 2004, incorporated by reference herein, to be filed within 120 days after the end of the Registrant's fiscal year.

        The Registrant has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Registrant's Internet website at www.mccormick.com. The Registrant intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the Internet website address set forth above.

Item 11. Executive Compensation

        Information responsive to this item is incorporated herein by reference to the sections titled "Report on Executive Compensation," "Summary Compensation Table," "Compensation of Directors," "Pension Plan Table," "Stock Options—Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Equity Compensation Plan Information," "Mid-Term Incentive Plan" and "Performance Graph—Shareholder Return" in the Registrant's definitive proxy statement for 2004, to be filed within 120 days after the end of the Registrant's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

        Information responsive to this item is incorporated herein by reference to the sections titled "Principal Stockholders," "Election of Directors" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement for 2004, to be filed within 120 days after the end of the Registrant's fiscal year.

Item 13. Certain Relationships and Related Transactions

        Information responsive to this Item is incorporated herein by reference to footnotes 4 and 5 of the section titled "Summary Compensation Table" in the Registrant's definitive proxy statement for 2004, to be filed within 120 days after the end of the Registrant's fiscal year.

Item 14. Principal Accountant Fees and Services

        Information responsive to this item is incorporated herein by reference to the section titled "Report of Audit Committee and Fees of Independent Accountants" in the Registrant's definitive proxy statement for 2004, to be filed within 120 days after the end of the Registrant's fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)   The following documents are filed as a part of this report:

          1.     The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 13 of this Report.

          2.     The financial statement schedule required by Item 8 and Item 15(d) of this Form 10-K is listed in the Table of Contents appearing on page 13 of this Report.

          3.     The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 15 through 20 of this Report.

        (b)   There were no reports filed on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED
By:	/s/ ROBERT J. LAWLESS Robert J. Lawless	Chairman, President & Chief Executive Officer	January 27, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ ROBERT J. LAWLESS Robert J. Lawless	Chairman, President & Chief Executive Officer	January 27, 2004

Principal Financial Officer:

By:	/s/ FRANCIS A. CONTINO Francis A. Contino	Executive Vice President, Chief Financial Officer & Supply Chain	January 27, 2004

Principal Accounting Officer:

By:	/s/ KENNETH A. KELLY, JR. Kenneth A. Kelly, Jr.	Vice President & Controller	January 27, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:
/s/ BARRY H. BERACHA Barry H. Beracha	January 27, 2004
/s/ JAMES T. BRADY James T. Brady	January 27, 2004
/s/ FRANCIS A. CONTINO Francis A. Contino	January 27, 2004
/s/ ROBERT G. DAVEY Robert G. Davey	January 27, 2004
/s/ EDWARD S. DUNN, JR. Edward S. Dunn, Jr.	January 27, 2004
/s/ J. MICHAEL FITZPATRICK J. Michael Fitzpatrick	January 27, 2004
/s/ FREEMAN A. HRABOWSKI, III Freeman A. Hrabowski, III	January 27, 2004
/s/ ROBERT J. LAWLESS Robert J. Lawless	January 27, 2004
/s/ JOHN C. MOLAN John C. Molan	January 27, 2004
/s/ MARGARET M. V. PRESTON Margaret M. V. Preston	January 27, 2004
/s/ WILLIAM E. STEVENS William E. Stevens	January 27, 2004
/s/ KAREN D. WEATHERHOLTZ Karen D. Weatherholtz	January 27, 2004

TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant's 2003 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:
Consolidated Statement of Income for the years ended November 30, 2003, 2002 & 2001
Consolidated Balance Sheet, November 30, 2003 & 2002
Consolidated Statement of Cash Flows for the years ended November 30, 2003, 2002 & 2001
Consolidated Statement of Shareholders' Equity for the years ended November 30, 2003, 2002 & 2001
Notes to Consolidated Financial Statements
Report of Independent Auditors
Included in Part IV of this Annual Report:
Supplemental Financial Schedule:
II—Valuation and Qualifying Accounts

        Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

        *Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2003 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2003 is being furnished with this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)(1)

Column A	Column B	Column C	Column D	Column E

Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year
Year ended November 30, 2003 Allowance for doubtful receivables	$5.4	$1.9	$1.0	$6.3
Year ended November 30, 2002 Allowance for doubtful receivables	$5.0	$1.0	$0.6	$5.4
Year ended November 30, 2001 Allowance for doubtful receivables	$5.6	$1.6	$2.2(2)	$5.0

Notes:

(1)
The table excludes discontinued operations.

(2)
Accounts written off net of recoveries.

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.
(3)	Articles of Incorporation and By-Laws
	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8 Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.
	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.
	Amendment to the By-Laws of McCormick & Company, Incorporated dated January 27, 2004	Attached hereto as Exhibit 3(i).

(4)	Instruments defining the rights of security holders, including indentures
i) See Exhibit 3 (Restatement of Charter)
ii) Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.
iii) Indenture dated December 5, 2000 between Registrant and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of Registrant's Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003. Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).
(9)	Voting Trust Agreement	Not applicable.
(10)	Material contracts
(i)
Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub I, LLC and Setco, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(i) of Registrant's Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*
(ii)
Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and Tubed Products, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(ii) of Registrant's Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*
(iii)
Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and O.G. Dehydrated, Inc., a former wholly-owned subsidiary of Tubed Products, Inc., which agreement is incorporated by reference from Exhibit 10(iii) of Registrant's Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*
(iv)
Registrant's supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein.**
(v)
The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of the Registrant's definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.**
(vi)
The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of the Registrant's definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.**
(vii)
The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant's definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.**
(viii)
Directors' Non-Qualified Stock Option Plan, provided to members of the Registrant's Board of Directors who are not also employees of the Registrant, is set forth on pages 24 through 26 of the Registrant's definitive Proxy Statement dated February 17, 1999 as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.**

(ix)
Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of the Registrant's Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.**
(x)
Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie—CFS, dated July 12, 2000, which agreement is incorporated by reference from Exhibit 2 of Registrant's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000.
(xi)
Stock Purchase Agreement dated May 7, 2003 among the Registrant, Zatarain's Brands, Inc., and the stockholders set forth on the stockholder signature pages of the Agreement, which agreement is incorporated by reference from Exhibit 10 (vii) of Registrant's Form 10-Q for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission on July 11, 2003.
(xii)
364-Day Credit Agreement, dated May 30, 2003 among Registrant, Certain Financial Institutions and Wachovia Bank, National Association, which agreement is incorporated by reference from Exhibit 10(xi) of Registrant's 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.
(xiii)
364-Day Credit Agreement, dated June 19, 2001 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xii) of Registrant's 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.
(xiv)
Revolving Credit Agreement, dated as of June 19, 2001 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xiii) of Registrant's 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.
(xv)	Consulting agreement between Registrant and Robert W. Schroeder dated January 1, 2004, which agreement is attached to this report as Exhibit 10(xv).**

(xvi)
The Registrant has entered into a retirement arrangement with John C. Molan, Executive Vice President, which has not yet been reduced to writing. A summary of the agreement in principle is attached hereto as Exhibit 10(xvi).**
(11)	Statement re computation of per share earnings	Not applicable.
(12)	Statement re computation of ratios	Not applicable.
(13)	Annual report to security holders, Form 10-Q and 10-QSB, or quarterly report to security holders	The Registrant's Annual Report to Shareholders for 2003 is attached as Exhibit 13.
(14)	Code of Ethics	Not applicable.
(16)	Letter re change in certifying accountant	Not applicable.
(18)	Letter re change in accounting principles	Not applicable.
(21)	Subsidiaries of the registrant	Attached as Exhibit 21.
(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.
(23)	Consents of experts and counsel	Attached as Exhibit 23.
(24)	Power of attorney	Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1—Certification of Robert J. Lawless pursuant to Rule 13a-14(a)/15d-14(a)
31.2—Certification of Francis A. Contino pursuant to Rule 13a-14(a)/15d-14(a)

(32)	Section 1350 Certifications
32.1—Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2—Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits	None.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**
Management contract or compensatory plan or arrangement.

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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SIGNATURES
TABLE OF CONTENTS AND RELATED INFORMATION
Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED VALUATION AND QUALIFYING ACCOUNTS (IN MILLIONS)(1)
EXHIBIT INDEX