Form 10-Q
period 2004-02-29
MCCORMICK & CO INC
filed 2004-04-07
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 2004  Commission File Number 001-14920

McCORMICK & COMPANY, INCORPORATED

(Exact name of registrant as specified in its charter)

MARYLAND	52-0408290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Loveton Circle, P. O. Box 6000, Sparks, MD	21152-6000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 771–7301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding February 29, 2004

Common Stock	15,186,286

Common Stock Non-Voting	122,321,381

PART I – FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended
	Feb 29, 2004	Feb 28, 2003

Net sales	$572,362	$485,447
Cost of goods sold	350,676	299,317

Gross profit	221,686	186,130

Selling, general and administrative expense	160,233	130,979
Special charges	69	120

Operating income	61,384	55,031

Interest expense	9,572	9,511
Other income, net	(148)	(641)

Income from consolidated operations before income taxes	51,960	46,161

Income taxes	16,056	14,206

Net income from consolidated operations	35,904	31,955

Income from unconsolidated operations	3,261	2,847
Minority interest	(1,059)	(1,375)

Net income from continuing operations	38,106	33,427

Discontinued operations, net of tax	—	1,712
Net income	$38,106	$35,139

Earnings per common share:
Basic:
Net income from continuing operations	$0.28	$0.24
Net income from discontinued operations	$—	$0.01
Net income	$0.28	$0.25

Average shares outstanding – basic	137,357	139,882

Diluted:
Net income from continuing operations	$0.27	$0.23
Net income from discontinued operations	$—	$0.01
Net income	$0.27	$0.25

Average shares outstanding – diluted	141,817	142,461

Cash dividends paid per common share	$0.14	$0.11

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	February 29, 2004	February 28, 2003	November 30, 2003
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$17,735	$22,882	$25,141
Receivables, net	325,387	271,084	347,451
Inventories
Raw materials and supplies	175,085	147,971	172,237
Finished products and work-in process	191,252	177,390	190,537
	366,337	325,361	362,774
Prepaid expenses and other current assets	30,093	38,319	26,754
Current assets of discontinued operations	—	55,435	—
Total current assets	739,552	713,081	762,120

Property, plant and equipment	939,310	803,884	912,394
Less: accumulated depreciation	(474,718)	(390,904)	(454,074)
Total property, plant and equipment, net	464,592	412,980	458,320

Goodwill, net	732,292	533,309	708,731
Intangible assets, net	8,713	6,996	8,191
Prepaid allowances	86,405	113,909	83,771
Investments and other assets	132,851	128,110	127,111
Non-current assets of discontinued operations	—	77,521	—

Total assets	$2,164,405	$1,985,906	$2,148,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$162,545	$207,460	$154,334
Current portion of long-term debt	17,141	506	16,703
Trade accounts payable	153,577	173,081	178,775
Other accrued liabilities	299,675	268,920	362,911
Current liabilities of discontinued operations	—	21,248	—
Total current liabilities	632,938	671,215	712,723

Long-term debt	450,024	451,063	448,623
Other long-term liabilities	219,842	199,480	209,480
Long-term liabilities of discontinued operations	—	3,163	—
Total liabilities	1,302,804	1,324,921	1,370,826

Minority interest	23,323	21,360	22,254

Shareholders’ Equity
Common stock	99,870	78,848	91,136
Common stock non-voting	178,490	157,375	171,465
Retained earnings	495,824	459,113	472,552
Accumulated other comprehensive income (loss)	64,094	(55,711)	20,011

Total shareholders’ equity	838,278	639,625	755,164

Total liabilities and shareholders’ equity	$2,164,405	$1,985,906	$2,148,244

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	Feb 29, 2004	Feb 28, 2003

Cash flows from continuing operating activities
Net income	$38,106	$35,139
Net income from discontinued operations	—	(1,712)
Net income from continuing operations	38,106	33,427
Adjustments to reconcile net income from continuing operations to net cash flow from continuing operating activities:
Depreciation and amortization	16,238	14,904
(Gain)/loss on sale of fixed assets	(305)	41
Income from unconsolidated operations	(3,261)	(2,847)
Changes in operating assets and liabilities	(46,812)	(73,628)
Dividends from unconsolidated affiliates	—	3,097
Net cash flow from continuing operating activities	3,966	(25,006)

Cash flows from continuing investing activities
Acquisition of businesses	—	(19,517)
Capital expenditures	(12,948)	(18,006)
Proceeds from sale of fixed assets	875	530
Net cash flow from continuing investing activities	(12,073)	(36,993)

Cash flows from continuing financing activities
Short-term borrowings, net	7,911	70,461
Long-term debt borrowings	130	—
Long-term debt repayments	(130)	(83)
Common stock issued	17,103	6,741
Common stock acquired by purchase	(16,051)	(21,008)
Dividends paid	(19,236)	(15,415)
Net cash flow from continuing financing activities	(10,273)	40,696

Effect of exchange rate changes on cash and cash equivalents	10,974	3,956
Net cash flow from discontinued operations	—	(7,103)

Decrease in cash and cash equivalents	(7,406)	(24,450)
Cash and cash equivalents at beginning of period	25,141	47,332

Cash and cash equivalents at end of period	$17,735	$22,882

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

The results of consolidated operations for the three month period ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

Accounting and Disclosure Changes

In January 2003, the Financial Accounting Standards Board (FASB) issued and subsequently revised Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to Interpretation No. 46, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective for structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application for all other types of variable interest entities is required in financial statements for periods ended after March 15, 2004. The Company adopted Interpretation No. 46 as it relates to special purpose entities in the fourth quarter of 2003.  As a result, the Company consolidated an entity that is the lessor of a distribution center used by the Company.  The Company intends to fully adopt Interpretation No. 46 for all entities other than the lessor discussed above beginning in the second quarter of 2004.  The Company is still evaluating what effects, if any, the adoption of Interpretation No. 46 will have on other entities in which it may have a variable interest.

In December 2003, the FASB issued Statement of Financial Accounting

Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans.  This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  In addition to expanded annual disclosures, this statement requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  SFAS No 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  The Company has adopted this standard as of December 1, 2003.  See Note 6 for the quarterly disclosures required under this statement.

Stock Based Employee Compensation

The Company uses the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock options issued to employees and directors.  Accordingly, upon grant, no compensation expense is recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

	Three Months Ended
	Feb 29, 2004	Feb 28, 2003
	(in thousands)

Net income as reported	$38,106	$35,139
Add: stock based employee compensation expense recorded, net of tax	18	—
Deduct: pro forma stock based employee compensation expense, net of tax	(2,889)	(2,461)
Pro forma net income	$35,235	$32,678

Earnings per common share:
Basic – as reported	$0.28	$0.25
Basic – pro forma	$0.26	$0.23

Diluted – as reported	$0.27	$0.25
Diluted – pro forma	$0.25	$0.23

Reclassifications

As a result of the Company’s sale of its packaging business and U.K. brokerage operation during 2003, the Company’s previously reported consolidated financial statements for the first quarter of 2003 have been reclassified to separately present the income, assets, liabilities and cash flows of these discontinued operations.

Certain other amounts in the prior year have been reclassified to conform to the current year presentation.  The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.          DISCONTINUED OPERATIONS

Following a review in 2002, the packaging business and U.K. brokerage operation were determined to be non-core to the Company.  On August 12, 2003, the Company completed the sale of substantially all the operating assets of its packaging segment (Packaging) to the Kerr Group, Inc.  Packaging manufactures certain products used for packaging the Company’s spices and seasonings as well as packaging products used by manufacturers in the vitamin, drug and personal care industries.               On July 1, 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management.  Jenks provides sales and distribution services for other consumer product companies and was previously reported as a part of the Company’s consumer segment.

Prior period operating results have been reclassified to present the operations of Packaging and Jenks as “Discontinued operations, net of tax” in the condensed consolidated statement of income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Interest expense has been allocated to discontinued operations based on the ratio of the net assets of the discontinued operations to the total net assets of the Company. The condensed consolidated balance sheet and condensed consolidated statement of cash flows have also been reclassified to present separately the assets, liabilities and cash flows of the discontinued operations.  The disclosures in the notes to consolidated financial statements exclude discontinued operations.

Summary operating results for the discontinued businesses for the three months ended February 28, 2003 are as follows (in thousands):

2003

Net sales from Packaging	$42,294
Net sales from Jenks	27,406
Net sales from discontinued operations	$69,700

Pre-tax income from Packaging	$4,023
Interest expense allocation	(942)
Income taxes	(1,205)
Net income from Packaging	1,876

Pre-tax loss from Jenks	(199)
Interest expense allocation	(36)
Income taxes	71
Net loss from Jenks	(164)

Net income from discontinued operations	$1,712

The following table presents summarized balance sheet information of the discontinued operations as of February 28, 2003 (in thousands):

	Packaging	Jenks

Receivables, net	$20,924	$12,523
Inventories	14,569	6,866
Prepaid expenses and other current assets	553	—
Total current assets	36,046	19,389
Property, plant and equipment, net	76,145	473
Other long-term assets	903	—
Total assets	$113,094	$19,862

Trade accounts payable	$9,267	$6,330
Other accrued liabilities	5,651	—
Total current liabilities	14,918	6,330
Long-term debt	3,050	—
Other long-term liabilities	113	—
Total liabilities	$18,081	$6,330

The following table presents summarized cash flow information for the discontinued operations for the three months ended February 28, 2003 (in thousands):

2003

Operating activities	$(5,412)
Investing activities	(1,691)
Financing activities	—
Net cash flow from discontinued operations	$(7,103)

3.          SPECIAL CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. As of February 29, 2004, 361 of the 385 planned position reductions had taken place.

The total plan will cost approximately $32.6 million ($25.6 million after tax). Total cash expenditures in connection with these costs will approximate $16.7 million, which will be funded through internally generated funds.  The remaining $15.9 million of costs associated with the plan will consist of write-offs of assets.  The total cost of the plan includes $1.8 million of special charges related to Packaging and Jenks that have been reclassified to income from discontinued operations in the condensed consolidated statements of income.

Once the plan is fully implemented, annualized cash savings from the plan are expected to be approximately $8.0 million ($5.3 million after tax), most of which have been realized to date. Savings under the plan are being used for spending initiatives such as brand support and supply chain management.  These savings are included within the cost of goods sold and selling, general and administrative expenses in the condensed consolidated statement of income.

Costs yet to be incurred ($6.6 million) from the plan include the reorganization of several joint ventures and additional costs related to the consolidation of manufacturing locations, primarily costs for relocating employees and machinery and equipment and charges for the write-off of assets.  Additional cash expenditures under the plan will approximate $5.6 million.  These actions are expected to be completed in 2004 and 2005.

During the three months ended February 28, 2003, the Company recorded special charges related to continuing operations of $0.1 million. The costs recorded in the first quarter of 2003 primarily include further relocation and severance costs related to the workforce reduction, partially offset by a gain on the sale of a plant.  During the three months ended February 29, 2004, the Company recorded special charges related to continuing operations of $0.1 million.  The costs recorded in 2004 primarily include further costs related to the consolidation of a manufacturing location.  These expenses were classified as special charges in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance as of February 28, 2003 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2002	$4,141	$—	$1,681	$5,822
Special charges	432	(356)	44	120
Amounts utilized	(540)	356	(96)	(280)
February 28, 2003	$4,033	$—	$1,629	$5,662

The major components of the special charges and the remaining accrual balance as of February 29, 2004 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2003	$4,715	$—	$102	$4,817
Special charges	20	—	49	69
Amounts utilized	(1,584)	—	(151)	(1,735)
February 29, 2004	$3,151	$—	$—	$3,151

4.          EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended
	Feb 29, 2004	Feb 28, 2003

Average shares outstanding – basic	137,357	139,882
Effect of dilutive securities:
Stock options and employee stock purchase plan	4,460	2,579
Average shares outstanding – diluted	141,817	142,461

During the quarter ended February 29, 2004, the Company issued 880,029 shares of common stock under its stock purchase and option plans and repurchased 522,732 shares of common stock primarily in connection with its stock buyback program.  During the quarter ended February 28, 2003, the Company issued 229,734 shares of common stock under its stock purchase and option plans and repurchased 911,034 shares of common stock primarily in connection with its stock buyback program.

5.          COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended
	Feb 29, 2004	Feb 28, 2003

Net income	$38,106	$35,139
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	(1,500)	(168)
Net unrealized gain on investments	490	163
Foreign currency translation adjustments	45,960	44,313
Derivative financial instruments	(867)	(2,442)
Comprehensive income	$82,189	$77,005

6.          PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of the Company’s pension expense for the three months ended February 29, 2004 and February 28, 2003 (in thousands):

	United States		International
	2004	2003	2004	2003
Defined benefit plans
Service cost	$2,910	$2,929	$1,287	$1,146
Interest costs	4,945	4,827	1,592	1,357
Expected return on plan assets	(4,649)	(4,253)	(1,660)	(1,680)
Amortization of prior service costs	4	2	18	20
Amortization of transition assets	—	—	(21)	(21)
Recognized net actuarial loss/(gain)	2,872	1,888	141	(12)
Discontinued operations	—	(698)	—	—
Total pension expense	$6,082	$4,695	$1,357	$810

On March 1, 2004, the Company made a contribution to its domestic pension plan of $22.0 million.  Total contributions to the Company’s pension plans in 2004 are expected to be approximately $27.0 million.

The following table presents the components of the Company’s other postretirement benefits expense for the three months ended February 29, 2004 and February 28, 2003 (in thousands):

	2004	2003
Other postretirement benefits
Service cost	$688	$784
Interest costs	1,398	1,439
Amortization of prior service costs	(284)	(391)
Amortization of (gains)/losses	379	244
Discontinued operations	—	(740)
Total other postretirement expense	$2,181	$1,336

In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria.  The Company’s other postretirement plans covering U.S. retirees currently provide certain prescription benefits to eligible participants.  The Company has made the one-time election to defer accounting for the effects of the Act pursuant to FASB Staff Position 106-1, “Accounting and Disclosure

Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”.  The Company has not evaluated the impact of the Act’s benefits and subsidies on the Company’s accumulated benefit obligation for other postretirement benefits.  The Company has not determined what changes would be required to the current benefits provided to allow the Company to qualify for the federal subsidy.  Further analysis of the Act and its impact on the Company will take place during 2004.  Management believes that the provisions of the Act will potentially reduce the cost of prescription benefits provided to its U.S. retirees.

7.          BUSINESS SEGMENTS

The Company operates in two business segments: consumer and industrial. The Company sold its packaging segment during the third quarter of 2003 (see Note 2).  The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, flavorings and other specialty food products throughout the world. The consumer segment sells to the consumer food market under a variety of brands, including McCormick, Zatarain’s in the U.S., Ducros in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations.

The Company measures segment performance based on operating income. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing is often integrated to maximize cost efficiencies.  Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost.  Corporate and eliminations includes general corporate expenses and other charges not directly attributable to the segments.

Segment information for the three months ended February 28, 2003 has been restated to exclude discontinued operations.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended February 29, 2004
Net sales	$299,054	$273,308	$—	$572,362
Special charges	32	11	26	69
Operating income	48,998	25,358	(12,972)	61,384
Income from unconsolidated operations	2,676	585	—	3,261

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended February 28, 2003
Net sales	$236,286	$249,161	$—	$485,447
Special charges	146	(26)	—	120
Operating income	39,835	22,713	(7,517)	55,031
Income from unconsolidated operations	2,432	415	—	2,847

8.          GUARANTEES

As of February 29, 2004, the Company had guarantees related to raw material purchase commitments with terms generally less than one year of $16.1 million and other guarantees of $8.0 million with terms ranging from one to five years.

9.          SUBSEQUENT EVENTS

On March 24, 2004, the Company received payment of $11.1 million as settlement of a class action lawsuit.  This lawsuit was filed against manufacturers and sellers of a number of flavor enhancers for violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class. The receipt of this payment and any associated costs and expenses will be recorded in the second quarter.

On April 1, 2004, the Company issued a total of $50 million in medium-term notes under its existing $375 million shelf registration filed with the Securities and Exchange Commission in January 2001. The $50 million of medium-term notes mature on April 15, 2009 and pay interest semi-annually at a rate of 3.35%. The proceeds from the new issuance were used to pay off commercial paper debt.

In addition, on April 1, 2004, the Company entered into an interest rate swap contract with a total notional amount of $50 million to receive interest at 3.356% and pay a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of the $50 million of medium-term notes maturing on April 15, 2009. No hedge ineffectiveness will be recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

ITEM 2           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the first quarter of 2004, sales were $572.4 million, a 17.9% increase above the first quarter of 2003. Increased volumes and positive pricing and product mix in both the consumer and industrial businesses led to a 7.3% increase in sales.  In addition, favorable foreign exchange rates contributed 5.9% to the sales increase and the 2003 acquisition of Zatarain’s added another 4.7% to sales.

Earnings per share from continuing operations for the first quarter were $0.27 compared to $0.23 in the first quarter of 2003, an increase of 17.4%. During the quarter, the Company increased advertising spending by $5.3 million which was primarily due to the Zatarain’s acquisition and new product launches.  Strong sales growth and higher gross profit margin were the primary drivers of the first quarter increase in net income and earnings per share.

On March 24, 2004, the Company received payment of $11.1 million as settlement of a class action lawsuit.  This lawsuit was filed against manufacturers and sellers of a number of flavor enhancers for violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class. The receipt of this payment and any associated costs and expenses will be recorded in the second quarter.  The Company at this time is uncertain as to the net effect of this settlement on net income.

In August 2003, the Company completed the sale of substantially all of the operating assets of its packaging segment (Packaging).  In July 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management. The 2003 results of operations have been reclassified to present the results of Packaging and Jenks as “Discontinued operations, net of tax” in the condensed consolidated statement of income.  Jenks was previously included in the Company’s consumer segment and Packaging was previously reported as a separate segment.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.  The condensed consolidated balance sheet and condensed consolidated statement of cash flows have also been reclassified to separately present the assets, liabilities and cash flows of the discontinued operations.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended
	Feb 29, 2004	Feb 28, 2003
	(in thousands)

Net sales	$299,054	$236,286
Operating income	48,998	39,835

For the first quarter, sales from McCormick’s consumer business increased 26.6% compared to the same period of 2003.  The 2003 acquisition of Zatarain’s added 9.7% to sales, higher volume, price and product mix added 9.2%, and favorable foreign exchange rates added another 7.7%.  Consumer sales in the Americas rose 32.8% with 16.3% from the Zatarain’s acquisition and 1.5% from foreign exchange.  Higher volume in both the U.S. and Canada was the primary driver of the remaining 15.0% of sales increase for the quarter.  Sales in the U.S. benefited from new distribution gained in 2003 with a leading dollar store chain and a major grocery retailer.  In addition to these volume increases, pricing was higher for vanilla products in response to higher vanilla bean costs.  Consumer sales in Europe increased 17.3% for the quarter, with 16.3% due to favorable foreign exchange.  The remaining 1.0% of increase was due to sales of new products and strength with the Schwartz brand in the U.K.  Volumes in France were even with prior year due to a weak economy.  In the Asia/Pacific region, favorable foreign exchange led to an 18.8% increase in consumer sales. During the quarter, increased sales in Australia offset a decrease from slotting fees from new products in China that are recorded as a reduction to sales.

First quarter operating income for the consumer business increased 23.0% compared to the same period of 2003. This increase was driven by strong sales performance, offset in part by a $5.3 million increase in advertising due to the addition of Zatarain’s and new product launches.  Operating income margin (operating income as a percentage of sales) decreased to 16.4% in the first quarter of 2004 from 16.9% in the comparable period last year.  This decrease is primarily the result of the increase in advertising discussed above.

INDUSTRIAL BUSINESS

	Three months ended
	Feb 29, 2004	Feb 28, 2003
	(in thousands)

Net sales	$273,308	$249,161
Operating income	25,358	22,713

The Company’s industrial business had improved results for the first quarter of 2004.  Sales increased 9.7% compared to the prior year, with an increase in volume, price and product mix of 5.6% and a positive impact of 4.1% from foreign exchange.  In the Americas, industrial sales increased 5.5% with 1.1% from foreign exchange.  As in 2003, sales to restaurant customers have remained strong with new products leading to higher volumes.  Sales to food processors improved during the quarter, while sales to food service customers continued to be even with prior year results.  Industrial sales in Europe benefited from new products, increasing 26.4% for the quarter, with foreign exchange contributing 14.7%.  Volume added 11.7% due to some significant new seasoning business.  In the Asia/Pacific region, industrial sales rose 13.8%, with a 10.6% increase from foreign exchange and a 3.2% increase from price and product mix.

In the first quarter of 2004, industrial business operating income increased 11.6%. Operating income margin increased to 9.3% in the first quarter of 2004 from 9.1% in the comparable period last year benefiting from sales of more higher-margin, value-added product lines.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) increased 0.4% to 38.7% in the first quarter of 2004 from 38.3% in the comparable period of the prior year. Gross profit margin was favorably impacted in the first quarter of 2004 by the net impact of higher pricing and costs for certain commodities, the addition of the Zatarain’s business and progress with supply chain initiatives.  Gross profit margin was negatively impacted in the first quarter of 2004 by an increase in slotting fees associated with new products, lower production volume in European operations, as well as the higher costs of employee benefits and other expenses.

Selling, general and administrative expenses increased in the first quarter, as compared to the same period of the prior year in both dollars and as a percentage of net sales.  The increase in selling, general and administrative expenses as a percentage of sales is primarily due to an increase in advertising expenses of $5.3 million compared to the first quarter of 2003.  This increase related to the incremental Zatarain’s business, as well as increases in support of new products and seasonal marketing events, primarily in the U.S.  Other selling, general and administrative expenses were in line with sales for the first quarter.

Pension expense for 2004 is expected to increase approximately 35% over the 2003 expense of $22.1 million.  In connection with the valuation performed at the end of 2003, the discount rate was reduced from 7.0% to 6.0% and the long-term rate of return was reduced from 9.0% to 8.5%.  These changes are reflective of a continued low interest rate environment and market returns in recent years. The changes in assumptions are the primary drivers of the expected increase in pension expense during 2004.

Interest expense increased by $0.1 million in 2004 when compared to the first quarter of 2003.  This increase was driven by higher average debt levels during the quarter and was partially offset by lower average short- term interest rates.

The effective tax rate for the quarter ended February 29, 2004 was 30.9% versus 30.8% for the quarter ended February 28, 2003.

Income from unconsolidated operations for the quarter increased slightly when compared to the first quarter of 2003, although it is still below that of two years ago.  The Company’s joint venture in Mexico has responded to higher raw material costs with two price increases in the past twelve months.  While competition has followed these increases, the business remains under pressure, as soybean oil costs continue to increase.  Sales for the Company’s Signature Brands joint venture rebounded in the first quarter, following a difficult fourth quarter in 2003.

Income from discontinued operations for the first quarter of 2003 was $1.7 million (net of income taxes of $1.1 million).  This consists of pretax income from Packaging of $4.0 million and a pretax loss from Jenks of $0.2 million.  In addition, interest in the amount of $1.0 million was allocated to these discontinued operations in the first quarter of 2003.

SPECIAL CHARGES

During the three months ended February 28, 2003, the Company recorded special charges related to continuing operations of $0.1 million.  The costs recorded in the first quarter of 2003 primarily include further relocation and severance costs related to the workforce reduction, partially offset by a gain on the sale of a plant.  During the three months ended February 29, 2004, the Company recorded special charges related to continuing operations of $0.1 million.  The costs recorded in 2004 primarily include further costs related to the consolidation of a manufacturing location.  These expenses were classified as special charges in the condensed consolidated statement of income.

See Footnote 3 to the Condensed Consolidated Financial Statements for more information regarding the Company’s 2001 restructuring plan.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $2.6 million as of February 29, 2004, compared to an unrealized loss of $2.3 million as of February 28, 2003 and $1.7 million as of November 30, 2003. The notional value of the Company’s portfolio of forward and option contracts was $47.4 million as of February 29, 2004, up from $44.8 million as of February 28, 2003 and lower than the $58.9 million as of November 30, 2003.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt.  In addition, the Company may enter into interest rate derivatives to achieve a cost effective mix of fixed and variable rate indebtedness.

As of February 29, 2004, the Company had $75 million of outstanding interest rate swap contracts to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of February 29, 2004 the fair value of these swap contracts was an unrealized loss of $12.1 million compared to an unrealized loss of $14.3 million in the same period last year and an unrealized loss of $10.9 million as of November 30, 2003.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

As of February 29, 2004, the Company had interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate Medium Term Note (MTN) maturing on February 1, 2006.  As of February 29, 2004, the fair value of these swap contracts was an unrealized gain of $0.6 million, which is offset by a corresponding increase in value of the hedged debt. No hedge ineffectiveness is recognized in the condensed consolidated statement of income as the interest rate swaps’ provisions match the applicable provisions of the debt.

Credit Risk

The customers of the consumer business are predominantly food retailers and food wholesalers.  Recently, consolidations in these industries have created larger customers, some of which are highly leveraged.  This has increased the Company’s exposure to credit risk.  Several customers over the past two years have filed for bankruptcy protection; however, these bankruptcies have not had a material effect on the Company’s results. The Company feels that the risks have been adequately provided for in its bad debt allowance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 29, 2004, there has not been a material change in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business.

LIQUIDITY AND FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows.  Accordingly, the amounts in the condensed consolidated statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the condensed consolidated balance sheet.  The cash flows from operating, investing and financing activities are presented excluding the effects of discontinued operations.

In the condensed consolidated statement of cash flows, net cash provided by continuing operating activities was $4.0 million for the three months ended February 29, 2004 compared to cash used by operating activities of $25.0 million in the three months ended February 28, 2003. The increase in operating cash flow is primarily the result of a lower increase in prepaid allowances in our consumer business in the first quarter of 2004 compared to the first quarter of 2003 as well as a steady level of inventory in the first quarter of 2004 compared to increased inventory levels in 2003.  These increases in operating cash flow were partially offset by a smaller decrease in accounts receivable and a larger decrease in accounts payable in the first quarter of 2004 when compared to the first quarter of 2003.  Several of these trends are due to short-term variations in periods due to timing.  The longer-term trends in operating assets have been a decrease in the amount of prepaid allowances in our consumer business and a reduction in inventories after increases last year due to a strategic purchase of vanilla.

Cash flows related to continuing investing activities used cash of $12.1 million in the three months ended February 29, 2004 compared to $37.0 million in the comparable period of 2003.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) decreased to $12.1 million in 2004 compared to $17.5 million last year.  Net capital expenditures on a full year basis are expected to be approximately $80.0 million in 2004.  Cash paid for the acquisition of the Uniqsauces business in the first quarter of 2003 was $19.5 million.

Cash flows from continuing financing activities used $10.3 million during the three months ended February 29, 2004 compared to an inflow of $40.7 million in the same period last year.  Short-term borrowings increased by $7.9 million during the first quarter of 2004 compared to $70.5 million for the comparable period of 2003 as operating and investing activities required less funding in 2004.  During 2004, the Company issued common stock for $17.1 million to employees who exercised previously granted stock options compared to $6.7 million from such exercises in the prior year.  In addition, the Company acquired 416,480 shares for $12.8 million under its share repurchase plan in the first quarter of 2004. As of February 29, 2004, there was $9.6 million remaining under the Company’s $250.0 million share repurchase program.  The Company expects to complete this program sometime during the second quarter of 2004.  Anticipating this completion, in September 2003 the Board of Directors approved an additional $300 million share repurchase authorization.  Without significant acquisition activity, the Company expects this program to extend into 2006.  The Company paid $19.2 million of dividends in the first quarter of 2004 compared to $15.4 million in the first quarter of 2003.  Dividends paid in the first quarter of 2004 were declared on November 25, 2003.

The Company’s ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 42.2% as of February 29, 2004, down from 49.9% at February 28, 2003 and 44.4% at November 30, 2003.  This decrease from prior year was primarily the result of an increase in shareholders’ equity due to fluctuations in foreign exchange rates as well as earnings in excess of dividends.  During the period, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the quarters ended February 29, 2004 and February 28, 2003 was $278.3 million and $203.6 million, respectively.

The reported values of the Company’s assets and liabilities have been significantly affected by fluctuations in foreign exchange rates between periods.  During the three months ended February 29, 2004, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were substantially higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $28.0 million, inventory of approximately $19.0 million, goodwill of approximately $68.0 million and other comprehensive income of approximately $132.0 million since February 28, 2003.

On April 1, 2004, the Company issued a total of $50 million in medium-term notes under its existing $375 million shelf registration filed with the Securities and Exchange Commission in January 2001. The $50 million of medium-term notes mature on April 15, 2009 and pay interest semi-annually at a rate of 3.35%. The proceeds from the new issuance were used to pay off commercial paper debt.

In addition, on April 1, 2004, the Company entered into an interest rate swap contract with a total notional amount of $50 million to receive interest at 3.356% and pay a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of the $50 million of medium-term notes maturing on April 15, 2009. No hedge ineffectiveness will be recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

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

ACCOUNTING AND DISCLOSURE CHANGES

In January 2003, the Financial Accounting Standards Board (FASB) issued and subsequently revised Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to Interpretation No. 46, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective for structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application for all other types of variable interest entities is required in financial statements for periods ended after March 15, 2004. The Company adopted Interpretation No. 46 as it relates to special purpose entities in the fourth quarter of 2003.  As a result, the Company consolidated an entity that is the lessor of a distribution center used by the Company.  The Company intends to fully adopt Interpretation No. 46 for all entities other than the lessor discussed above beginning in the second quarter of 2004.  The Company is still evaluating what effects, if any, the adoption of Interpretation No. 46 will have on other entities in which it may have a variable interest.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans.  This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  In addition to expanded annual disclosures, this statement requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  SFAS No 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  The Company has adopted this standard as of December 1, 2003 and has made the appropriate quarterly disclosures in the footnotes to the condensed consolidated financial statements.

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

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.  Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s financial instrument portfolio or market risk exposures since year end.

ITEM 4           CONTROLS AND PROCEDURES

Based on their evaluation as of February 29, 2004, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Chief Financial Officer & Supply Chain, have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is included in the reports that the Company files or submits under the Securities Exchange Act of 1934.  Except as discussed below, there have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the Beyond 2000 implementation in our U.S. industrial business, changes were made to the Company’s internal controls in order to adapt to the SAP environment. Management believes that the new controls are as effective as those that were in place prior to the implementation.

PART II – OTHER INFORMATION

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits. See Exhibit Index at pages 24 – 28 of this Report on Form 10-Q.

(b)           Reports on Form 8-K.          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	April 7, 2004	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief Financial Officer & Supply Chain

Date:	April 7, 2004	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.

	Amendment to the By-Laws of McCormick & Company, Incorporated dated January 27, 2004	Incorporated by reference from Exhibit 3(i) of Registrant’s Form 10-K for the fiscal year ended November 30, 2003, as filed with the Securities and Exchange Commission on January 29, 2004.

(4)	Instruments defining the rights of security holders, including indentures

i) See Exhibit 3 (Restatement of Charter)

ii) Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.

iii) Indenture dated December 5, 2000 between Registrant and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003. Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

iv)  $50,000,000 3.350% Medium-Term Note – Fixed Rate, incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004.

(10)         Material contracts

(i)            Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub I, LLC and Setco, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(i) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(ii)           Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and Tubed Products, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(ii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(iii)          Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and O.G. Dehydrated, Inc., a former wholly-owned subsidiary of Tubed Products, Inc., which agreement is incorporated by reference from Exhibit 10(iii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(iv)          Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein.**

(v)           The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of the Registrant’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.**

(vi)          The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.**

(vii)         The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.**

(viii)        Directors’ Non-Qualified Stock Option Plan, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth on pages 24 through 26 of the Registrant’s definitive Proxy Statement dated February 17, 1999 as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.**

(ix)           Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as

Exhibit 10(viii) of the Registrant’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.**

(x)            Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie — CFS, dated July 12, 2000, which agreement is incorporated by reference from Exhibit 2 of Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000.

(xi)           Stock Purchase Agreement dated May 7, 2003 among the Registrant, Zatarain’s Brands, Inc., and the stockholders set forth on the stockholder signature pages of the Agreement, which agreement is incorporated by reference from Exhibit 10(vii) of Registrant’s Form 10-Q for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission on July 11, 2003.

(xii)          364-Day Credit Agreement, dated May 30, 2003 among Registrant, Certain Financial Institutions and Wachovia Bank, National Association, which agreement is incorporated by reference from Exhibit 10(xi) of Registrant’s 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.

(xiii)         364-Day Credit Agreement, dated June 19, 2001 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xii) of Registrant’s 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.

(xiv)        Revolving Credit Agreement, dated as of June 19, 2001 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xiii) of Registrant’s 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.

(xv)         Consulting agreement between Registrant and Robert W. Schroeder dated January 1, 2004, which agreement is incorporated by reference from Exhibit 10(xv) of Registrant’s Form 10-K for the fiscal year ended November 30, 2003, as filed with the Securities and Exchange Commission on January 29, 2004.**

(xvi)        The Registrant has entered into a retirement arrangement with John C. Molan, Executive Vice President, which has not yet been reduced to writing.  A summary of the agreement in principle is incorporated by reference from Exhibit 10(xvi) of Registrant’s Form 10-K for the fiscal year ended November 30, 2003, as filed with the Securities and Exchange Commission on January 29, 2004.**

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

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 – Certification of Robert J. Lawless pursuant to Rule 13a-14(a)/15d-14(a)

31.2 – Certification of Francis A. Contino pursuant to Rule 13a-14(a)/15d-14(a)

(32)  Section 1350 Certifications

32.1 – Certification of Robert J. Lawless pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 – Certification of Francis A. Contino pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)  Additional Exhibits                     None.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.