Form 10-K/A
period 2003-11-30
MCCORMICK & CO INC
filed 2004-05-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland

52-0408290

(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle
Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

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

Class

Number of Shares Outstanding

Date

Common Stock	15,198,974	December 31, 2003
Common Stock Non-Voting	122,139,532	December 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2003	Part I, Part II

Registrant’s Proxy Statement
dated February 17, 2004	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2003, to include the financial statements required by Form 11-K with respect to the McCormick 401(k) Retirement Plan for the years ended November 30, 2003 and 2002.  This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 11-K

Annual Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2003

Commission File Number 001-14920

THE McCORMICK 401(k) RETIREMENT PLAN

Full title of plan

McCORMICK & COMPANY, INCORPORATED

18 Loveton Circle

Sparks, Maryland 21152

Name of issuer of the securities held pursuant to the plan
and address of its principal office

Required Information

Items 1 through 3:  Not required; see Item 4 below.

Item 4.  Plan Financial Statements and Schedules Prepared in accordance with the financial reporting requirements of ERISA.

a)	i)	Report of Independent Registered Public Accounting Firm

	ii)	Statements of Net Assets Available for Benefits

	iii)	Statements of Changes in Net Assets Available for Benefits

	iv)	Notes to Financial Statements

b)	Exhibits:	Consent of Independent Registered Public Accounting Firm

SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE McCORMICK 401(k) RETIREMENT PLAN

DATE:	May 28, 2004	By:	/s/ Karen D. Weatherholtz
Karen D. Weatherholtz
Senior Vice President - Human Relations
and Plan Administrator

THE MCCORMICK 401(k) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2003 and 2002 with Report of Independent Registered Public Accounting Firm

The McCormick 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2003 and 2002

Report of Independent Registered Public Accounting Firm

Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan as of November 30, 2003 and 2002, and the related statements of changes in net assets available for benefits for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2003 and 2002, and the changes in its net assets available for benefits for each of the three years in the period ended November 30, 2003, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of November 30, 2003 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

May 14, 2004

Baltimore, Maryland

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	November 30
	2003	2002
Assets
Investments:
Securities—at fair value:
McCormick & Company, Incorporated—common stock fund	$119,148,609	$107,135,189
Unaffiliated issuer- Mutual funds	168,980,036	155,454,727
Participant loans	3,947,663	4,943,888
Total investments	292,076,308	267,533,804

Receivables:
Employer’s contribution	140,123	217,644
Employees’ contributions	359,981	546,391
Accrued interest and dividends	1,861	2,294
Due from funds for securities sold, net	—	15,841
Total receivables	501,965	782,170
Total assets	292,578,273	268,315,974

Liabilities
Cash overdrafts	—	209,366
Due to funds for securities purchased	13,192	—
Net assets available for benefits	$292,565,081	$268,106,608

See accompanying notes.

The McCormick 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2003	2002	2001
Additions
Employer contributions:
Employer match	$6,630,495	$7,168,838	$6,386,570
Employee contributions	14,628,684	15,705,242	14,472,505
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,908,973	1,902,617	1,870,857
Mutual funds	1,732,392	1,613,852	1,428,038
Interest income	—	—	729,276
Other, net	530,705	59,906	211,349
	25,431,249	26,450,455	25,098,595

Deductions
Participant withdrawals	37,121,818	17,820,767	12,670,549
Administrative expenses	19,100	69,567	322,071
	37,140,918	17,890,334	12,992,620

Net realized loss on investments	(1,245,746)	(3,885,530)	(760,925)
Net unrealized appreciation (depreciation) of investments	37,413,888	(6,983,975)	(3,513,457)
Net increase/(decrease)	24,458,473	(2,309,384)	7,831,593

Net assets available for benefits at beginning of year	268,106,608	270,415,992	262,584,399
Net assets available for benefits at end of year	$292,565,081	$268,106,608	$270,415,992

See accompanying notes.

The McCormick 401(k) Retirement Plan

Notes to Financial Statements

November 30, 2003

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

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives are contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings.

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

Participants’ elective contributions, as well as Company matching contributions, are invested in the Plan’s investment funds as directed by the participant.

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

On August 12, 2003, the Company completed the sale of substantially all of the operating assets of its packaging segment (Packaging) to the Kerr Group, Inc.  As a result of the sale transaction a substantial number of Packaging employees were terminated from employment with the Company and hired by the Kerr Group, Inc.  Distributions from the Plan relating to the sale of Packaging have been included within participant withdrawals on the Statement of Changes in Net Assets.

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

Valuation of Securities and Income Recognition

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs.  Unitizing the Fund allows for daily trades.  The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund.  At November 30, 2003, 6,866,121 units were outstanding with a value of $17.35 per unit (5,802,733 units were outstanding with a value of $18.46 per unit at November 30, 2002).

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Administrative Expenses

Administrative services are provided by the Company which serves as the Plan Sponsor, without cost to the Plan; however, custodial trustee and investment advisors’ fees and other direct expenses are paid by the Plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

3. Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service (the IRS) dated February 25, 2004, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. This determination letter covers all amendments to the Plan since its inception and original qualification. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification.  The Plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and the related trust is tax-exempt.

4. Investments

The Plan’s investments are held in bank-administered trust funds.  The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A.  During 2003, 2002 and 2001, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated/(depreciated) in fair value by $36,168,142, $(10,869,505) and $(4,274,382), respectively, as follows:

	Year ended November 30
	2003	2002	2001
	Net Appreciation (Depreciation) in Fair Value During Year	Net Appreciation (Depreciation) in Fair Value During Year	Net Appreciation (Depreciation) in Fair Value During Year
McCormick & Company, Incorporated—common stock	$21,208,553	$10,624,712	$12,810,745
Mutual funds	14,959,589	(21,494,217)	(17,085,127)
Total	$36,168,142	$(10,869,505)	$(4,274,382)

The Plan’s interest and dividend income for the years ended November 30, 2003, 2002, and 2001 was $3,641,365, $3,516,469 and $4,028,171, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	November 30
	2003	2002

McCormick & Company, Incorporated—common stock fund	$119,148,609	$107,135,189
Mutual Funds:
Fidelity Magellan Fund	41,360,116	39,056,119
Fidelity Growth & Income Portfolio Fund	38,015,194	37,360,589
Wells Fargo Stable Return Fund	25,682,609	29,031,355
Fidelity US Bond Index Fund	16,240,275	19,589,872

5. Transactions with Parties-in-Interest

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.

6. Risks and Uncertainties

The Plan invests in various investment securities.  Investment securities are exposed to various risks such as interest rate, market and credit risks.  Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits.

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held At End of Year)

EIN 52-0408290, PN 004

November 30, 2003

Description of Investments	Shares Held	Cost Value**	Current Value
McCormick & Company, Incorporated:
Common stock*	4,054,983		$116,337,471

Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund*	2,811,138		2,811,138

Mutual Funds Investments:
Fidelity Magellan Fund	442,544		41,360,116
Fidelity Growth & Income Portfolio Fund	1,117,765		38,015,194
Wells Fargo Stable Return Fund*	733,420		25,682,609
Fidelity US Bond Index Fund	1,444,864		16,240,275
Wells Fargo Growth Balanced Fund*	246,519		6,882,823
American EuroPacific International Fund	290,743		8,350,137
TCW Galileo Small Cap Growth Fund	474,653		7,086,572
Vanguard S&P 500 Index Fund	84,897		8,323,265
UAM ICM Small Company Value	243,426		7,682,511
Wells Fargo Strategic Income Fund*	89,955		1,759,524
Vanguard Windsor II Fund	107,953		2,717,177
Harbor Capital Appreciation Fund	77,386		1,971,025
Wells Fargo Moderate Balanced Fund*	84,255		1,842,653
Wells Fargo Strategic Growth Allocation Fund*	84,015		1,066,155

Participant loans (5.25% - 9.75% annual interest rates)*			3,947,663

			$292,076,308

* Indicates parties-in-interest to the Plan

** Historical cost has been omitted, as all investments are participant directed

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated May 14, 2004, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2003 included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No. 1.

Form	Registration Number	Date Filed

S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

/s/ Ernst & Young LLP

May 28, 2004
Baltimore, Maryland