Form 10-Q
period 2004-05-31
MCCORMICK & CO INC
filed 2004-07-09
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding May 31, 2004

Common Stock	14,996,507

Common Stock Non-Voting	122,078,049

PART I – FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Net sales	$596,164	$527,912	$1,168,526	$1,013,359
Cost of goods sold	364,238	330,138	714,913	629,455

Gross profit	231,926	197,774	453,613	383,904

Selling, general and administrative expense	168,652	140,945	328,885	271,924
Special charges/(credits)	(6,448)	472	(6,379)	592

Operating income	69,722	56,357	131,107	111,388

Interest expense	9,695	9,679	19,267	19,190
Other income, net	(536)	(5,972)	(684)	(6,613)

Income from consolidated operations before income taxes	60,563	52,650	112,524	98,811

Income taxes	18,713	15,682	34,769	29,888

Net income from consolidated operations	41,850	36,968	77,755	68,923

Income from unconsolidated operations	1,825	2,479	5,085	5,326
Minority interest	(822)	(951)	(1,881)	(2,326)

Net income from continuing operations	42,853	38,496	80,959	71,923

Income from discontinued operations, net	—	1,463	—	3,175
Net income	$42,853	$39,959	$80,959	$75,098

Earnings per common share:
Basic:
Net income from continuing operations	$0.31	$0.28	$0.59	$0.52
Net income from discontinued operations	$—	$0.01	$—	$0.02
Net income	$0.31	$0.29	$0.59	$0.54

Average shares outstanding - basic	137,679	139,202	137,519	139,575

Diluted:
Net income from continuing operations	$0.30	$0.27	$0.57	$0.50
Net income from discontinued operations	$—	$0.01	$—	$0.02
Net income	$0.30	$0.28	$0.57	$0.53

Average shares outstanding - diluted	142,494	142,410	142,133	142,427

Cash dividends paid per common share	$0.14	$0.11	$0.28	$0.22

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	May 31, 2004	May 31, 2003	November 30, 2003
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$16,125	$24,994	$25,141
Receivables, net	313,607	289,829	347,451
Inventories
Raw materials and supplies	172,067	177,694	172,237
Finished products and work-in process	201,907	180,706	190,537
	373,974	358,400	362,774
Prepaid expenses and other current assets	37,416	37,298	26,754
Current assets of discontinued operations	—	62,604	—
Total current assets	741,122	773,125	762,120

Property, plant and equipment	941,964	839,068	912,394
Less: accumulated depreciation	(485,408)	(413,851)	(454,074)
Total property, plant and equipment, net	456,556	425,217	458,320

Goodwill, net	612,951	521,456	708,731
Intangible assets, net	114,554	7,462	8,191
Prepaid allowances	79,711	102,405	83,771
Investments and other assets	129,287	130,684	127,111
Non-current assets of discontinued operations	—	75,548	—

Total assets	$2,134,181	$2,035,897	$2,148,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$125,658	$152,793	$154,334
Current portion of long-term debt	17,152	445	16,703
Trade accounts payable	166,188	182,524	178,775
Other accrued liabilities	299,382	270,172	362,911
Current liabilities of discontinued operations	—	25,627	—
Total current liabilities	608,380	631,561	712,723

Long-term debt	495,884	451,529	448,623
Other long-term liabilities	204,904	209,139	209,480
Long-term liabilities of discontinued operations	—	113	—
Total liabilities	1,309,168	1,292,342	1,370,826

Minority interest	23,780	22,341	22,254

Shareholders’ Equity
Common stock	118,067	81,787	91,136
Common stock non-voting	194,125	164,938	171,465
Retained earnings	448,459	470,547	472,552
Accumulated other comprehensive income (loss)	40,582	3,942	20,011

Total shareholders’ equity	801,233	721,214	755,164

Total liabilities and shareholders’ equity	$2,134,181	$2,035,897	$2,148,244

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended May 31,
	2004	2003

Cash flows from continuing operating activities
Net income	$80,959	$75,098
Net income from discontinued operations	—	(3,175)
Net income from continuing operations	80,959	71,923
Adjustments to reconcile net income from continuing operations to net cash flow from continuing operating activities:
Depreciation and amortization	34,702	30,990
(Gain)/loss on sale of fixed assets	(277)	443
Income from unconsolidated operations	(5,085)	(5,326)
Changes in operating assets and liabilities	(44,794)	(92,106)
Dividends from unconsolidated affiliates	900	6,697
Net cash flow from continuing operating activities	66,405	12,621

Cash flows from continuing investing activities
Acquisition of businesses	—	(19,517)
Purchase price adjustment	—	50,007
Capital expenditures	(27,654)	(40,137)
Proceeds from sale of fixed assets	1,271	2,047
Net cash flow from continuing investing activities	(26,383)	(7,600)

Cash flows from continuing financing activities
Short-term borrowings, net	(28,686)	15,363
Long-term debt borrowings	49,788	—
Long-term debt repayments	(260)	(166)
Common stock issued	44,401	18,097
Common stock acquired by purchase	(80,740)	(35,075)
Dividends paid	(38,561)	(30,727)
Net cash flow from continuing financing activities	(54,058)	(32,508)

Effect of exchange rate changes on cash and cash equivalents	5,020	12,764
Net cash flow from discontinued operations	—	(7,615)

Decrease in cash and cash equivalents	(9,016)	(22,338)
Cash and cash equivalents at beginning of period	25,141	47,332

Cash and cash equivalents at end of period	$16,125	$24,994

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

The results of consolidated operations for the three and six month periods ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

Accounting and Disclosure Changes

In January 2003, the Financial Accounting Standards Board (FASB) issued and subsequently revised Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to Interpretation No. 46, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective for structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application for all other types of variable interest entities is required in financial statements for periods ended after March 15, 2004. The Company adopted Interpretation No. 46 as it relates to special purpose entities in the fourth quarter of 2003.  As a result, the Company consolidated an entity that is the lessor of a distribution center used by the Company.  In the second quarter of 2004, the Company adopted the remaining provisions of Interpretation No. 46 and there was no material effect on the condensed consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans.  This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  In addition to expanded annual disclosures, this statement requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  The Company has adopted this standard as of December 1, 2003.  See Note 6 for the quarterly disclosures required under this statement.

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(in thousands)

Net income as reported	$42,853	$39,959	$80,959	$75,098
Add: stock based employee compensation expense recorded, net of tax	428	—	447	—
Deduct: pro forma stock based employee compensation expense, net of tax	(3,666)	(3,393)	(6,555)	(5,854)
Pro forma net income	$39,615	$36,566	$74,851	$69,244

Earnings per common share:
Basic - as reported	$0.31	$0.29	$0.59	$0.54
Basic - pro forma	$0.29	$0.26	$0.54	$0.50

Diluted - as reported	$0.30	$0.28	$0.57	$0.53
Diluted - pro forma	$0.28	$0.26	$0.53	$0.49

Reclassifications

As a result of the Company’s sale of its packaging business and U.K. brokerage operation during 2003, the Company’s previously reported consolidated financial statements for the three and six months ended May 31, 2003 have been reclassified to separately present the income, assets, liabilities and cash flows of these discontinued operations.

Certain other amounts in the prior year have been reclassified to conform to the current year presentation.  The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.                             DISCONTINUED OPERATIONS

Following a review in 2002, the packaging business and U.K. brokerage operation were determined to be non-core to the Company.  On August 12, 2003, the Company completed the sale of substantially all the operating assets of its packaging segment (Packaging) to the Kerr Group, Inc.  Packaging manufactured certain products used for packaging the Company’s spices and seasonings as well as packaging products used by manufacturers in the vitamin, drug and personal care industries.                                             On July 1, 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management.  Jenks provided sales and distribution services for consumer product companies, including the Company, and was previously reported as a part of the Company’s consumer segment.

Prior period operating results have been reclassified to present the operations of Packaging and Jenks as “Income from discontinued operations, net” in the condensed consolidated statement of income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Interest expense has been allocated to discontinued operations based on the ratio of the net assets of the discontinued operations to the total net assets of the Company. The condensed consolidated balance sheet and condensed consolidated statement of cash flows have also been reclassified to present separately the assets, liabilities and cash flows of the discontinued operations.  The disclosures in the notes to consolidated financial statements exclude discontinued operations.

Summary operating results for the discontinued businesses for the three and six months ended May 31, 2003 are as follows (in thousands):

	Three Months Ended May 31, 2003	Six Months Ended May 31, 2003

Net sales from Packaging	$44,187	$86,481
Net sales from Jenks	24,026	51,432
Net sales from discontinued operations	$68,213	$137,913

Pre-tax income from Packaging	$5,052	$9,075
Interest expense allocation	(932)	(1,874)
Income taxes	(1,611)	(2,816)
Net income from Packaging	2,509	4,385

Pre-tax loss from Jenks	(1,445)	(1,644)
Interest expense allocation	(49)	(85)
Income taxes	448	519
Net loss from Jenks	(1,046)	(1,210)

Income from discontinued operations, net	$1,463	$3,175

The following table presents summarized balance sheet information of the discontinued operations as of May 31, 2003 (in thousands):

	Packaging	Jenks

Receivables, net	$21,311	$14,570
Inventories	15,391	10,804
Prepaid expenses and other current assets	528	—
Total current assets	37,230	25,374
Property, plant and equipment, net	74,068	496
Other long-term assets	984	—
Total assets	$112,282	$25,870

Trade accounts payable	$8,453	$10,896
Other accrued liabilities	6,180	98
Total current liabilities	14,633	10,994
Long-term debt	—	—
Other long-term liabilities	113	—
Total liabilities	$14,746	$10,994

The following table presents summarized cash flow information for the discontinued operations for the six months ended May 31, 2003 (in thousands):

2003

Operating activities	$(1,752)
Investing activities	(2,813)
Financing activities	(3,050)
Net cash flow from discontinued operations	$(7,615)

3.                             SPECIAL CHARGES/(CREDITS)

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. As of May 31, 2004, 377 of the 385 planned position reductions had taken place.

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

Costs yet to be incurred ($4.4 million) from the plan include the reorganization of several joint ventures and additional costs related to the consolidation of manufacturing locations, primarily costs for relocating machinery and equipment.  Additional cash expenditures under the plan will approximate $4.5 million.  These actions are expected to be completed in 2004.

During the three and six months ended May 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $2.2 million ($1.5 million after tax) and $2.3 million ($1.6 million after tax), respectively.  The costs recorded in 2004 primarily include costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  During the three and six months ended May 31, 2003, the Company recorded special charges under the 2001 restructuring plan of $0.5 million ($0.3 million after tax) and $0.6 million ($0.4 million after tax), respectively.  The costs recorded in 2003 primarily include additional costs associated with the consolidation of production facilities in Canada and further severance and relocation costs related to the workforce reduction.  These expenses were classified in the special charges/(credits) line in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of May 31, 2004 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2003	$4,715	$—	$102	$4,817
Special charges	20	785	1,468	2,273
Amounts utilized	(1,790)	(785)	(1,570)	(4,145)
May 31, 2004	$2,945	$—	$—	$2,945

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of May 31, 2003 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2002	$4,141	$—	$1,681	$5,822
Special charges	613	(617)	596	592
Amounts utilized	(1,887)	617	(2,149)	(3,419)
May 31, 2003	$2,867	$—	$128	$2,995

Also included in special charges/(credits) for the three and six months ended May 31, 2004 is a net gain of $8.7 million ($5.5 million after tax) related to funds received from a class action lawsuit that was settled in the Company’s favor.  This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class.  In the second quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount.  The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.  This additional cash will be used to fund sales growth and cost reduction initiatives in 2004.

4.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
	(in thousands)

Average shares outstanding - basic	137,679	139,202	137,519	139,575
Effect of dilutive securities:
Stock options and employee stock purchase plan	4,815	3,208	4,614	2,852
Average shares outstanding - diluted	142,494	142,410	142,133	142,427

During the quarter ended May 31, 2004, the Company issued 1,567,924 shares of common stock under its stock purchase and option plans and repurchased 1,999,791 shares of common stock in connection with its stock buyback program.  During the six months ended May 31, 2004, the Company issued 2,341,701 shares of common stock under its stock purchase and option plans and repurchased 2,416,271 shares of common stock in connection with its stock buyback program.  Under its stock option plans, the Company may issue shares on a net basis at the request of the option holder.  This occurs when the option price is settled by tendering outstanding shares held by the option holder for at least six months.

5.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
	(in thousands)

Net income	$42,853	$39,959	$80,959	$75,098
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	729	(520)	(770)	(688)
Net unrealized gain/(loss) on investments	109	(80)	598	83
Foreign currency translation adjustments	(28,365)	62,075	17,595	106,118
Derivative financial instruments	4,014	(1,822)	3,148	(4,264)
Comprehensive income	$19,340	$99,612	$101,530	$176,347

6.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of the Company’s pension expense for the three months ended May 31, 2004 and 2003 (in thousands):

	United States		International
	2004	2003	2004	2003
Defined benefit plans
Service cost	$2,910	$2,929	$1,289	$1,146
Interest costs	4,945	4,827	1,594	1,357
Expected return on plan assets	(4,649)	(4,253)	(1,661)	(1,680)
Amortization of prior service costs	4	2	18	20
Amortization of transition assets	—	—	(21)	(21)
Recognized net actuarial loss/(gain)	2,872	1,888	143	(12)
Less: discontinued operations	—	(698)	—	—
Total pension expense	$6,082	$4,695	$1,362	$810

The following table presents the components of the Company’s pension expense for the six months ended May 31, 2004 and 2003 (in thousands):

	United States		International
	2004	2003	2004	2003
Defined benefit plans
Service cost	$5,819	$5,859	$2,575	$2,291
Interest costs	9,890	9,655	3,186	2,713
Expected return on plan assets	(9,299)	(8,506)	(3,321)	(3,360)
Amortization of prior service costs	8	3	35	41
Amortization of transition assets	—	—	(41)	(42)
Recognized net actuarial loss/(gain)	5,745	3,776	284	(25)
Less: discontinued operations	—	(1,396)	—	—
Total pension expense	$12,163	$9,391	$2,718	$1,618

In the second quarter of 2004, the Company paid $22.0 million for its annual contribution to its U.S. pension plan.  Contributions to international plans are generally funded throughout the year.  Total contributions to the Company’s pension plans in 2004 are expected to be approximately $30.0 million.

The following table presents the components of the Company’s other postretirement benefits expense for the three months ended May 31, 2004 and 2003 (in thousands):

	2004	2003
Other postretirement benefits
Service cost	$646	$785
Interest costs	1,314	1,439
Amortization of prior service costs	(284)	(391)
Amortization of losses	265	244
Less: discontinued operations	—	(740)
Total other postretirement expense	$1,941	$1,337

The following table presents the components of the Company’s other postretirement benefits expense for the six months ended May 31, 2004 and 2003 (in thousands):

	2004	2003
Other postretirement benefits
Service cost	$1,334	$1,570
Interest costs	2,712	2,878
Amortization of prior service costs	(568)	(782)
Amortization of losses	644	488
Less: discontinued operations	—	(1,479)
Total other postretirement expense	$4,122	$2,675

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

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” which provides guidance on the accounting for the effects of the Act.  FASB Staff Position 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company has not fully evaluated the impact of the Act’s benefits and subsidies on the Company’s accumulated benefit obligation for other postretirement benefits.  The Company also has not determined what changes would be required to the current benefits provided to allow the Company to qualify for the federal subsidy.  Management believes that the provisions of the Act will not have a material effect on the condensed consolidated financial statements.

7.                    FINANCIAL INSTRUMENTS

On April 1, 2004, the Company issued a total of $50 million in medium-term notes under its existing $375 million shelf registration statement filed with the Securities and Exchange Commission in January 2001. The $50 million of medium-term notes mature on April 15, 2009 and pay interest semi-annually at a rate of 3.35%. The proceeds from the new issuance were used to pay off commercial paper debt.

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

8.                    ACQUISITIONS

The Company completed the purchase price allocation for the Zatarain’s acquisition.  The excess of the $180.0 million purchase price over the fair value of the net assets purchased was $176.2 million which includes $3.4 million of fees directly related to the acquisition.  An analysis of the various types of intangible assets resulted in the determination that the excess purchase price should be classified as the value of the brand name and goodwill.  No other intangible assets were identified as a result of this analysis.  The Company has concluded that the value of the excess purchase price resides in the consumer trust and recognition of the Zatarain’s brand name as authentic New Orleans style cuisine.  As a result, the Company has assigned $106.4 million of the excess purchase price to unamortizable brands based on an analysis of the premium value that is derived from consumer loyalty and trust in the brand quality.  The remaining $69.8 million of intangible assets were allocated to goodwill.  The Company will review these intangible assets for impairment at least annually using the discounted cash flow method.

9.                    BUSINESS SEGMENTS

The Company operates in two business segments: consumer and industrial. The Company sold its packaging segment during the third quarter of 2003 (see Note 2).  The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings and other flavors throughout the world. The consumer segment sells to retail outlets, including grocery, drug, dollar and mass merchandise stores under a variety of brands, including McCormick and Zatarain’s, Ducros and Vahine in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to food processors, restaurant chains, distributors, warehouse clubs and institutional operations.

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

Segment information for the three and six months ended May 31, 2003 has been restated to exclude discontinued operations.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended May 31, 2004
Net sales	$297,338	$298,826	$—	$596,164
Special charges/(credits)	23	2,179	(8,650)	(6,448)
Operating income	45,616	28,913	(4,807)	69,722
Income from unconsolidated operations	1,310	515	—	1,825

Six months ended May 31, 2004
Net sales	$596,392	$572,134	$—	$1,168,526
Special charges/(credits)	55	2,190	(8,624)	(6,379)
Operating income	94,614	54,271	(17,778)	131,107
Income from unconsolidated operations	3,975	1,110	—	5,085

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended May 31, 2003
Net sales	$247,772	$280,140	$—	$527,912
Special charges/(credits)	722	(250)	—	472
Operating income	36,401	29,489	(9,533)	56,357
Income from unconsolidated operations	2,310	169	—	2,479

Six months ended May 31, 2003
Net sales	$484,059	$529,300	$—	$1,013,359
Special charges/(credits)	869	(277)	—	592
Operating income	76,236	52,201	(17,049)	111,388
Income from unconsolidated operations	4,747	579	—	5,326

ITEM 2                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the second quarter of 2004 were $596.2 million, an increase of 12.9% above the second quarter of 2003.  Higher volumes, prices and product mix contributed 8.9%, of which 5.1% was attributable to the 2003 acquisition of Zatarain’s.  An increase of 4.0% was added by favorable foreign exchange rates. Sales for the six months ended May 31, 2004 were $1,168.5 million, an increase of 15.3% above the same period of the previous year.  Higher volumes, prices and product mix contributed 10.4%, of which 4.9% was from the Zatarain’s acquisition, and favorable foreign exchange rates added another 4.9% on a year to date basis.

Diluted earnings per share from continuing operations for the second quarter increased 11.1% to $0.30 compared to $0.27 in the second quarter of 2003. The $0.03 increase in earnings per share in the second quarter of 2004 compared to 2003 was the net effect of the following:

•                  Performance from the Company’s consumer and industrial businesses contributed an increase of $0.05 per share in the second quarter of 2004 compared to the prior year.  This was the net result of higher sales, including the Zatarain’s acquisition, improved gross profit margin and a $4.3 million increase in advertising expense.  Gross profit margin rose to 38.9% from 37.5% due to a positive shift in sales mix and success with cost reduction activities.

•                  In the second quarter of 2004, the Company recorded income of $8.7 million ($5.5 million after tax) as a special credit related to the settlement of a class action lawsuit against suppliers of flavor enhancers, increasing earnings per share by $0.04.   The Company will use these funds for various sales growth and cost reduction initiatives throughout 2004. In this regard, the Company recorded $4.3 million ($3.0 million after tax), or $0.02 per share of selling, general and administrative expense in connection with a plan to reorganize administrative and other functions in international locations.

•                  These increases in earnings per share were further offset by a $0.01 increase in special charges as compared to the second quarter of 2003.  These charges related to the Company’s 2001 restructuring plan.

•                  Also, interest income for the second quarter of 2004 was $0.03 less than in 2003, which was the period during which the Company recorded a one-time interest payment of $5.4 million in connection with the final settlement of the purchase price for the Ducros acquisition.

In summary, the $0.03 increase in earnings per share from continuing operations for the second quarter of 2004 was the net result of a $0.05 per share increase in operating results, a $0.04 per share increase from the lawsuit settlement, a $0.02 per share decrease from reorganization expense, a $0.01 per share decrease from special charges and a $0.03 per share decrease in interest income related to the 2003 Ducros purchase price settlement.

Diluted earnings per share from continuing operations for the six months ended May 31, 2004 was $0.57 compared to $0.50 for the same period of 2003, an increase of 14.0%.  This increase was a result of a $0.09 per share increase in operating results, a $0.04 per share increase from the lawsuit settlement, a $0.02 per share decrease from reorganization expense, a $0.01 per share decrease from special charges and a $0.03 per share decrease in interest income related to the 2003 Ducros purchase price settlement.

In August 2003, the Company completed the sale of substantially all of the operating assets of its packaging segment (Packaging).  In July 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management. The 2003 results of operations have been reclassified to present the results of Packaging and Jenks as “Income from discontinued operations, net” in the condensed consolidated statement of income.  Jenks was previously included in the Company’s consumer segment and Packaging was previously reported as a separate segment.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.  The condensed consolidated balance sheet and condensed consolidated statement of cash flows have also been reclassified to separately present the assets, liabilities and cash flows of the discontinued operations.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
	(in thousands)

Net sales	$297,338	$247,772	$596,392	$484,059
Operating income	45,616	36,401	94,614	76,236

For the second quarter of 2004, sales from McCormick’s consumer business increased 20.0% when compared to 2003.  The 2003 acquisition of Zatarain’s added 11.0% to sales, favorable foreign exchange rates added 4.8% and higher volume was the primary driver of an additional 4.2%.  Consumer sales in the Americas rose 23.9% with 17.5% from the Zatarain’s acquisition, 5.8% primarily from higher volumes and 0.6% from foreign exchange.  Sales volumes in the U.S. benefited from category growth and new product activity.  Sales in the second quarter continued to benefit from new distribution gained in 2003 with a leading dollar store chain and a major grocery retailer.  In addition to these volume increases, pricing was higher in the Americas for vanilla products in response to higher vanilla bean costs.  Consumer sales in Europe increased 13.3% for the quarter, with 11.5% due to favorable foreign exchange.  Schwartz sales in the U.K. and Ducros sales in Belgium, Spain, Portugal and other markets increased from new product distribution and effective marketing support.  In France, Ducros sales were adversely affected during the quarter by private label and economy products supplied by the competition to discount retail chains. The Company expects continued pressure from these competitors throughout 2004.  In the Asia/Pacific region, sales increased 14.6% with 13.2% due to favorable foreign exchange and 1.4% due primarily to higher volumes.  Sales in Australia remained flat with continued competitive pressure offset by increased volume from new products and a private label product line.  In China, sales increased from higher volume during the quarter.

For the six months ended May 31, 2004, total consumer sales increased 23.2% when compared to 2003.  The acquisition of Zatarain’s accounted for 10.3% of this increase, favorable foreign exchange rates added 6.2% and higher volume added another 6.7% to sales.

Second quarter operating income from continuing operations for the consumer business increased 25.3% compared to the same period of 2003. This increase was driven by strong sales performance and increased gross profit margins, offset in part by a $4.3 million increase in advertising related to new product launches.  Also affecting operating income in the second quarter were costs of $3.0 million associated with the reorganization of administrative and other functions in international locations.  Operating income margin (operating income as a percentage of sales) increased to 15.3% in the second quarter of 2004 from 14.7% in the comparable period last year due to success with cost reduction activities.

For the six months ended May 31, 2004, operating income from continuing operations for the consumer business increased 24.1% compared to the same period of 2003.  Operating income margin for the six months ended May 31, 2004 increased to 15.9% compared to 15.7% in the comparable period last year.  These increases were the result of similar factors as for the quarter discussed above.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
	(in thousands)

Net sales	$298,826	$280,140	$572,134	$529,300
Operating income	28,913	29,489	54,271	52,201

For the second quarter of 2004, sales for the Company’s industrial business increased 6.7% when compared to 2003.  Price and product mix were the primary drivers of a 3.4% increase and favorable foreign exchange rates added another 3.3%.  Higher costs for certain raw materials including vanilla, cheese and soy oil led to higher prices.  Continued emphasis on more value-added products continues to improve the product mix for this business.  In the Americas, industrial sales increased 4.7% in total, with a 4.3% increase in volume, price and product mix and a contribution of 0.4% from foreign exchange.  In the second quarter, strong product demand from restaurant customers continued, particularly quick service chains.  This sales increase was driven by a number of new products as well as customer promotions of products that the Company flavors.  Demand for products supplied to restaurants through broadline distributors showed some recovery following a difficult period in 2003.  New seasonings and compound flavors for food processors also contributed to the sales growth for the quarter.  Industrial sales in Europe increased 12.5% for the quarter, with 13.6% from foreign exchange offset by a 1.1% decline primarily from lower volume.  Higher sales from a new seasoning product were offset by a reduction in sales related to an initiative to rationalize food service customers and SKU’s following the 2003 acquisition of the Uniqsauces business.  The objective of this initiative is to focus the Company’s resources on value-added and other higher margin products, improve the Company’s market position for condiments in Europe, and increase the profitability of this part of the Company’s business.  This initiative will place some pressure on industrial sales in Europe during the second half of 2004.  In the Asia/Pacific region, industrial sales rose 12.4%, with a 7.5% increase from foreign exchange and the remaining increase due primarily to higher volumes in Australia.  In China and other parts of Southeast Asia, sales increased due to a recovery of business that had been impacted by the avian flu.  Many of the Company’s seasoning and coating products are sold to the restaurant industry and chicken processors.

For the six months ended May 31, 2004, total industrial sales increased 8.1% with 3.7% from favorable foreign exchange rates and the remaining increase due primarily to favorable pricing and product mix.

In the second quarter of 2004, industrial business operating income declined 2.0%. Higher sales and improved margins for the quarter led to an increase of 10.7% for the industrial business.  This was partially offset by $1.3 million of costs recorded in the second quarter of 2004 associated with the reorganization of administrative and other functions in international locations.  In addition, special charges related to the Company’s 2001 restructuring plan were $2.2 million in the second quarter of 2004 compared to a credit of $0.2 million in 2003.  The special charges recorded in 2004 primarily include costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing in the U.K.  Operating income margin decreased to 9.7% in the second quarter of 2004 from 10.5% in the comparable period last year as a result of the additional costs discussed above.

For the six months ended May 31, 2004, operating income from continuing operations for the industrial business increased 4.0% compared to the same period of 2003.  This increase is primarily the result of the strong increase in sales in the first quarter, partially offset by the increase in reorganization costs and special charges discussed above.  Operating income margin for the six months ended May

31, 2003 decreased to 9.5% compared to 9.9% in the comparable period last year as a result of the factors discussed above.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) increased 1.4% to 38.9% in the second quarter of 2004 from 37.5% in the comparable period of the prior year. Gross profit margin in the second quarter of 2004 was favorably impacted by strong sales growth in the U.S. branded consumer business, the net impact of higher pricing, the addition of the Zatarain’s business, progress with supply chain initiatives and a continued focus on more value-added products.  Gross profit margin for the six months ended May 31, 2004 increased to 38.8% compared to 37.9% for the same period of 2003.  This increase is also a result of the items discussed above.

Selling, general and administrative expenses increased in the second quarter of 2004 as compared to the same period of the prior year in both dollars and as a percentage of net sales.  Selling, general and administrative expenses as a percentage of sales were 28.3% in the second quarter of 2004 compared to 26.7% in the second quarter of 2003. The increase in selling, general and administrative expenses as a percentage of sales is primarily due to $4.3 million of costs related to the reorganization of administrative and other functions in international locations and an increase in advertising expenses of $4.3 million compared to the second quarter of 2003.  The costs incurred for the reorganization of administrative and other functions are primarily related to a headcount reduction that will reduce the Company’s future operating costs.  The increase in advertising relates to new products and seasonal marketing events, primarily in the U.S.  In addition, selling, general and administrative expenses were impacted by higher warehousing costs related to the B2K implementation and new product launches, higher fuel costs, anticipated increases in pension and other benefits, and other costs related to the B2K implementation. For the six months ended May 31, 2004, selling, general and administrative expenses as a percentage of sales increased to 28.1% from 26.8% for the same period of 2003 as a result of the items mentioned above.

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

Interest expense in the second quarter of 2004 was even with the second quarter of 2003. Higher average debt levels during 2004 have been offset by lower average short-term interest rates.

Other income, net decreased to $0.5 million in the second quarter of 2004 from $6.0 million in 2003.  In the second quarter of 2003, the Company recorded $5.4 million of interest income related to the Ducros purchase price settlement.

Income from unconsolidated operations for the quarter decreased $0.7 million when compared to the second quarter of 2003 and is $0.2 million below 2003 on a year to date basis.  This decrease is due primarily to the results of the Company’s joint ventures in Mexico and Japan.  The Company’s joint venture in Mexico continues to be impacted by the increasing cost of soybean oil despite several pricing actions. The Company’s retail joint venture in Japan has moved its business to a new distributor and expects to build sales in this market over time. The joint venture in Japan will have some start-up costs associated with the transition until a higher level of sales is achieved.  As a result of the situation in Mexico and the move to a new distributor in Japan, the Company expects income from unconsolidated operations for 2004 to end the year approximately $2 to $3 million below the 2003 results.

The effective tax rate for the quarter ended May 31, 2004 was 30.9% versus 29.8% for the quarter ended May 31, 2003.

Income from discontinued operations for the three and six months ended May 31, 2003 was $1.5 million and $3.2 million, respectively.  These amounts consist of the pretax income from Packaging and Jenks reduced by an allocation of interest expense and income taxes.

SPECIAL CHARGES/(CREDITS)

During the three and six months ended May 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $2.2 million ($1.5 million after tax) and $2.3 million ($1.6 million after tax), respectively.  The costs recorded in 2004 primarily include costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  During the three and six months ended May 31, 2003, the Company recorded special charges under the 2001 restructuring plan of $0.5 million ($0.3 million after tax) and $0.6 million ($0.4 million after tax), respectively.  The costs recorded in 2003 primarily include additional costs associated with the consolidation of production facilities in Canada and further severance and relocation costs related to the workforce reduction.

Also included in special charges/(credits) for the three and six months ended May 31, 2004 is a net gain of $8.7 million related to funds received from a class action lawsuit that was settled in the Company’s favor.  This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class.  In the second quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount.  The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.  This additional cash will be used to fund sales growth and cost reduction initiatives in 2004.

ACQUISITIONS

The Company completed the purchase price allocation for the Zatarain’s acquisition.  The excess of the $180.0 million purchase price over the fair value of the net assets purchased was $176.2 million which includes $3.4 million of fees directly related to the acquisition.  An analysis of the various types of intangible assets resulted in the determination that the excess purchase price should be classified as the value of the brand name and goodwill.  No other intangible assets were identified as a result of this analysis.  The Company has concluded that the value of the excess purchase price resides in the consumer trust and recognition of the Zatarain’s brand name as authentic New Orleans style cuisine.  As a result, the Company has assigned $106.4 million of the excess purchase price to unamortizable brands based on an analysis of the premium value that is derived from consumer loyalty and trust in the brand quality.  The remaining $69.8 million of intangible assets were allocated to goodwill.  The Company will review these intangible assets for impairment at least annually using the discounted cash flow method.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $0.8 million as of May 31, 2004, compared to unrealized losses of $2.6 million as of May 31, 2003 and $1.7 million as of November 30, 2003. The notional value of the Company’s portfolio of forward and option contracts was $32.3 million as of May 31, 2004, lower than the $47.3 million as of May 31, 2003 and the $58.9 million as of November 30, 2003.  The reduction in notional value since November 30, 2003 is primarily due to a decrease in foreign exchange contracts covering Canadian dollar exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt.  In addition, the Company uses interest rate derivatives to achieve a cost effective mix of fixed and variable rate indebtedness.  As of May 31, 2004, the Company had a total of $225 million of interest rate swap contracts as discussed below.

In July 2001, the Company entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of May 31, 2004 the fair value of these swap contracts was an unrealized loss of $8.4 million compared to an unrealized loss of $17.1 million in the same period last year and an unrealized loss of $10.9 million as of November 30, 2003.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

In August 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate medium-term note maturing on February 1, 2006.  As of May 31, 2004, the fair value of these swap contracts was an unrealized loss of $0.9 million compared to an unrealized loss of $0.5 million as of November 30, 2003.  The unrealized loss on these swap contracts is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized in the condensed consolidated statement of income as the interest rate swaps’ provisions match the applicable provisions of the debt.

On April 1, 2004, the Company entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium term notes on the same day.  This interest rate swap contract receives interest at 3.356% and pays a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of May 31, 2004, the fair value of this swap contract was an unrealized loss of $2.3 million, which is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2004, there has not been a material change in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business since November 30, 2003.

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

Due to the nature of the business, the Company generates much of its cash flow in the fourth quarter of the fiscal year.  In the condensed consolidated statement of cash flows, net cash provided by continuing operating activities was $66.4 million for the six months ended May 31, 2004 compared to $12.6 million in the six months ended May 31, 2003. The increase in operating cash flow is primarily the result of a lower increase in inventory in 2004 compared to 2003 and increased income from operations.  The increase in inventory in 2003 was due to the Company’s strategic decision to purchase vanilla beans in order to ensure an on-going supply and manage cost for this raw material.  As of May 31, 2004, $25.0 million of incremental vanilla beans remained in inventory, which we expect to use by the end of 2004.  This is a $5.0 million increase over the vanilla bean inventory at May 31, 2003.  The Company also made its annual contribution to its U.S. pension plan in the amount of $22.0 million in the second quarter of 2004.  The 2003 contribution of $22.0 million was not made until the third quarter of 2003.

Cash flows related to continuing investing activities used cash of $26.4 million in the six months ended May 31, 2004 compared to $7.6 million in the same period last year.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) decreased to $26.4 million in 2004 compared to $38.1 million last year. Net capital expenditures for 2004 are expected to be in the range of $80 to $90 million.  During the six months ended May 31, 2003, the Company paid $19.5 million for the acquisition of the Uniqsauces business.  The Company also received $55.4 million related to the Ducros purchase price settlement, of which $5.4 million related to the interest portion is included in cash flow from continuing operating activities.

Cash flows from continuing financing activities used $54.1 million during the six months ended May 31, 2004 compared to $32.5 million in the same period last year.  Short-term borrowings decreased by $28.7 million during 2004 compared to an increase of $15.4 million for the comparable period of 2003. In the second quarter of 2004, the Company issued a total of $50 million in medium-term notes under its existing $375 million shelf registration.  The $50 million of medium-term notes mature on April 15, 2009 and pay interest semi-annually at a rate of 3.35%.  The proceeds of this issuance were used to pay down short-term debt.  During 2004, the Company issued common stock for $44.4 million to employees who exercised previously granted stock options compared to $18.1 million from such exercises in the prior year.  In addition, the Company acquired 2.4 million shares for $80.7 million in 2004 under the Company’s share repurchase plan compared to 1.5 million shares for $34.0 million in 2003.  During the quarter, the Company completed its $250 million authorization and began to buy against its $300 million authorization approved by the Board of

Directors in the fourth quarter of 2003.  As of May 31, 2004, $241.6 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this program to extend into 2006.  The Company has paid $38.6 million of dividends in 2004 compared to $30.7 million for the same period of 2003.  Dividends paid in the first quarter of 2004 were declared on November 25, 2003.

The Company’s ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 43.6% as of May 31, 2004, down from 44.9% at May 31, 2003 and 44.4% at November 30, 2003.  This decrease from the prior year was primarily the result of an increase in shareholders’ equity due to fluctuations in foreign exchange rates as well as earnings in excess of dividends. During the period, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the six months ended May 31, 2004 and 2003 was $289.2 million and $227.6 million, respectively.

The reported values of the Company’s assets and liabilities have been significantly affected by fluctuations in foreign exchange rates between periods.  During the six months ended May 31, 2004, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $9.0 million, inventory of approximately $8.0 million, goodwill of approximately $17.0 million and other comprehensive income of approximately $42.0 million since May 31, 2003.

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

ACCOUNTING AND DISCLOSURE CHANGES

In January 2003, the Financial Accounting Standards Board (FASB) issued and subsequently revised Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to Interpretation No. 46, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective for structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application for all other types of variable interest entities is required in financial statements for periods ended after March 15, 2004. The Company adopted Interpretation No. 46 as it relates to special purpose entities in the fourth quarter of 2003.  As a result, the Company consolidated an entity that is the lessor of a distribution center used by the Company.  In the second quarter of 2004, the Company adopted the remaining provisions of Interpretation No. 46 and there was no material effect on the condensed consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans.  This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  In addition to expanded annual disclosures, this statement requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis.  SFAS No 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  The Company has adopted this standard as of December 1, 2003 and has made the required quarterly disclosures in the footnotes to the condensed consolidated financial statements.

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

ITEM 4                 CONTROLS AND PROCEDURES

Based on their evaluation as of May 31, 2004, the Company’s

management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Chief Financial Officer & Supply Chain, have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is included in the reports that the Company files or submits under the Securities Exchange Act of 1934.  Except as discussed below, there have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the B2K implementation in our U.S. industrial business, changes were made to the Company’s internal controls in order to adapt to the SAP environment. Management believes that the new controls are as effective as those that were in place prior to the implementation.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s repurchase program during the second quarter 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2004 to March 31, 2004	286,000	$31.65	286,000	$300.5 million
April 1, 2004 to April 30, 2004	556,700	$33.42	556,700	$281.9 million
May 1, 2004 to May 31, 2004	1,157,091	$34.85	1,157,091	$241.6 million
Total	1,999,791	$33.93	1,999,791	$241.6 million

Note:  During the second quarter of 2004, the Company completed its $250 million authorization, which was approved by the Board of Directors in the second quarter of 1999.  Also during the quarter, the Company began to purchase against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of May 31, 2004, $241.6 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this program to extend into 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on March 24, 2004.

(b)	No response required.

(c)	1.

The following individuals were nominees for the Board of Directors. The number of votes for or withheld for each nominee is as follows: Barry H. Beracha – for 13,796,337, withheld 81,124; James T. Brady – for 13,795,596, withheld 81,865; Francis A. Contino – for 13,779,335, withheld 98,126; Robert G. Davey – for 13,617,953, withheld 259,508; Edward S. Dunn, Jr. – for 13,796,596, withheld 80,865; J. Michael Fitzpatrick – for 13,807,534, withheld 69,927; Freeman A. Hrabowski, III – for 13,807,708, withheld 69,753; Robert J. Lawless – for 13,797,358, withheld 80,103; Margaret M.V. Preston – for 13,804,202, withheld 73,259; William E. Stevens – for 13,803,257, withheld 74,204; Karen D. Weatherholtz – for 13,798,310, withheld 79,151.

2.

The approval of the 2004 Long-Term Incentive Plan.  The number of votes for, against, abstaining or broker non-vote is as follows: For 12,695,571; Against 281,196; Abstain 112,328; Broker Non-Votes 788,366.

3.

The approval of the Directors’ Share Ownership Program. The number of votes for, against, abstaining or broker non-vote is as follows: For 12,708,183; Against 204,600; Abstain 176,312; Broker Non-Votes 788,366.

4.

The approval of the 2004 Directors’ Non-qualified Stock Plan. The number of votes for, against, abstaining or broker non-vote is as follows: For 12,676,863; Against 332,249; Abstain 79,983; Broker Non-Votes 788,366.

5.

The ratification of the appointment of Ernst & Young as independent auditors.  The number of votes for, against or abstaining is as follows: For 13,727,301; Against 106,500; Abstain 43,660; Broker Non-Votes 0.

(d)	No response required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.  See Exhibit Index at pages 30 - 34 of this Report on Form 10-Q.

(b)                                 Reports on Form 8-K.

Report on Form 8-K dated March 23, 2004 for purposes of furnishing, pursuant to Item 12, Registrant’s press release and presentation to analysts via webcast conference call to report Registrant’s first quarter results.  Registrant’s press release and presentation to analysts were furnished to, not filed with, the Commission.  Accordingly, such documents shall not be incorporated by reference into the Registrant’s filings with the Commission.

Report on Form 8-K dated March 29, 2004 for purposes of filing, pursuant to Items 5 and 7, historical financial information which was previously furnished to the Commission as part of the Registrant’s press release to report Registrant’s first quarter results.  The financial statements filed as Exhibit 99.1 were the Registrant’s unaudited Consolidated Income Statement for the three months ended February 29, 2004 and its unaudited Consolidated Balance Sheet as of said date.

Report on Form 8-K dated March 29, 2004 for purposes of reporting, pursuant to Items 5 and 7, the sale of $50,000,000 aggregate principal amount of 3.350% Medium-Term Notes - Fixed Rate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	July 9, 2004	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief
Financial Officer & Supply Chain

Date:	July 9, 2004	By:	/s/ Kenneth A. Kelly, Jr.
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

iv) $50,000,000 3.350% Medium-Term Note - Fixed Rate, incorporated by reference from Exhibit 4.1 of Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004.

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

(x)

Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie – CFS, dated July 12, 2000, which agreement is incorporated by reference from Exhibit 2 of Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000.

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

31.1 - Certification of Robert J. Lawless pursuant to Rule 13a-14(a)/15d-14(a)

31.2 - Certification of Francis A. Contino pursuant to Rule 13a-14(a)/15d-14(a)

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