Form 10-Q
period 2004-08-31
MCCORMICK & CO INC
filed 2004-10-08
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding August 31, 2004

Common Stock	14,826,409

Common Stock Non-Voting	121,889,127

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003

Net sales	$613,544	$557,612	$1,782,069	$1,570,973
Cost of goods sold	374,385	345,131	1,089,298	974,587

Gross profit	239,159	212,481	692,771	596,386

Selling, general and administrative expense	164,963	148,403	493,848	420,326
Special charges/(credits)	195	1,349	(6,184)	1,942

Operating income	74,001	62,729	205,107	174,118

Interest expense	10,558	10,027	29,826	29,216
Other income, net	(532)	(703)	(1,216)	(7,317)

Income from consolidated operations before income taxes	63,975	53,405	176,497	152,219

Income taxes	19,769	17,098	54,538	46,988

Net income from consolidated operations	44,206	36,307	121,959	105,231

Income from unconsolidated operations	3,222	4,401	8,309	9,728
Minority interest	(1,232)	(628)	(3,113)	(2,954)

Net income from continuing operations	46,196	40,080	127,155	112,005

Discontinued operations (net of tax):
Net income from discontinued operations	—	1,665	—	4,838
Gain on sale of discontinued operations	—	9,561	—	9,561
Net income	$46,196	$51,306	$127,155	$126,404

Earnings per common share:
Basic:
Net income from continuing operations	$0.34	$0.29	$0.93	$0.80
Net income from discontinued operations	$—	$0.01	$—	$0.03
Gain on sale of discontinued operations	$—	$0.07	$—	$0.07
Net income	$0.34	$0.37	$0.93	$0.91

Average shares outstanding - basic	136,961	139,447	137,341	139,549

Diluted:
Net income from continuing operations	$0.33	$0.28	$0.90	$0.79
Net income from discontinued operations	$—	$0.01	$—	$0.03
Gain on sale of discontinued operations	$—	$0.07	$—	$0.07
Net income	$0.33	$0.36	$0.90	$0.89

Average shares outstanding - diluted	141,687	143,087	141,984	142,658

Cash dividends paid per common share	$0.14	$0.12	$0.42	$0.34

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	August 31, 2004	August 31, 2003	November 30, 2003
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$25,909	$12,184	$25,141
Receivables, net	325,675	281,718	344,686
Inventories
Raw materials and supplies	168,582	182,791	172,237
Finished products and work-in process	208,605	204,928	190,537
	377,187	387,719	362,774
Prepaid expenses and other current assets	45,728	29,591	26,754
Total current assets	774,499	711,212	759,355

Property, plant and equipment	945,464	836,683	912,394
Less: accumulated depreciation	(490,708)	(416,841)	(454,074)
Total property, plant and equipment, net	454,756	419,842	458,320

Goodwill, net	611,487	665,939	708,731
Intangible assets, net	114,453	7,382	8,191
Prepaid allowances	70,589	92,224	83,771
Investments and other assets	132,114	120,504	127,112

Total assets	$2,157,898	$2,017,103	$2,145,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$164,669	$203,518	$154,334
Current portion of long-term debt	3,097	705	16,703
Trade accounts payable	161,172	167,926	178,775
Other accrued liabilities	289,522	274,966	360,170

Total current liabilities	618,460	647,115	709,982

Long-term debt	496,274	450,011	448,623
Other long-term liabilities	211,512	181,306	209,457
Total liabilities	1,326,246	1,278,432	1,368,062

Minority interest	26,006	19,234	22,254

Shareholders’ Equity
Common stock	121,457	85,952	91,136
Common stock non-voting	198,584	168,752	171,465
Retained earnings	449,192	499,919	472,552
Accumulated other comprehensive income (loss)	36,413	(35,186)	20,011

Total shareholders’ equity	805,646	719,437	755,164

Total liabilities and shareholders’ equity	$2,157,898	$2,017,103	$2,145,480

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended August 31,
	2004	2003

Cash flows from continuing operating activities
Net income	$127,155	$126,404
Gain on sale of discontinued operations	—	(9,561)
Net income from discontinued operations	—	(4,838)
Net income from continuing operations	127,155	112,005
Adjustments to reconcile net income from continuing operations to net cash flow from continuing operating activities:
Depreciation and amortization	53,427	46,953
Loss on sale of fixed assets	446	308
Income from unconsolidated operations	(8,309)	(9,728)
Changes in operating assets and liabilities	(66,571)	(146,943)
Dividends from unconsolidated affiliates	2,400	16,278
Net cash flow from continuing operating activities	108,548	18,873

Cash flows from continuing investing activities
Acquisition of businesses	—	(199,517)
Purchase price adjustment	—	50,007
Capital expenditures	(45,132)	(56,322)
Proceeds from sale of discontinued assets	—	138,261
Proceeds from sale of fixed assets	1,971	9,243
Net cash flow from continuing investing activities	(43,161)	(58,328)

Cash flows from continuing financing activities
Short-term borrowings, net	10,328	66,379
Long-term debt borrowings	50,088	—
Long-term debt repayments	(16,394)	(567)
Common stock issued	54,046	24,643
Common stock acquired by purchase	(108,438)	(40,570)
Dividends paid	(57,755)	(47,470)
Net cash flow from continuing financing activities	(68,125)	2,415

Effect of exchange rate changes on cash and cash equivalents	3,506	6,377
Net cash flow from discontinued operations	—	(4,485)

Increase (decrease) in cash and cash equivalents	768	(35,148)
Cash and cash equivalents at beginning of period	25,141	47,332

Cash and cash equivalents at end of period	$25,909	$12,184

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

The results of consolidated operations for the three and nine month periods ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

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

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” which provides guidance on the accounting for the effects of the Act.  FASB Staff Position 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company adopted FASB Staff Position 106-2 in the third quarter 2004, effective June 1, 2004. See Note 6 for impact of adoption.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(in thousands)

Net income as reported	$46,196	$51,306	$127,155	$126,404
Add: stock based employee compensation (credit) expense recorded, net of tax	(235)	—	212	—
Deduct: pro forma stock based employee compensation expense, net of tax	(3,426)	(2,721)	(9,976)	(8,575)
Pro forma net income	$42,535	$48,585	$117,391	$117,829

Earnings per common share:
Basic - as reported	$0.34	$0.37	$0.93	$0.91
Basic - pro forma	$0.31	$0.35	$0.85	$0.84

Diluted - as reported	$0.33	$0.36	$0.90	$0.89
Diluted - pro forma	$0.30	$0.34	$0.83	$0.83

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

The operations of Packaging and Jenks have been reported as “Income from discontinued operations, net” in the condensed consolidated statement of income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Interest expense has been allocated to discontinued operations based on the ratio of the net assets of the discontinued operations to the total net assets of the Company. The cash flows of Packaging and Jenks have been reported as “Net cash flow from discontinued operations” in the consolidated statement of cash flows.  The disclosures in the notes to consolidated financial statements exclude discontinued operations.

Summary operating results for the discontinued businesses for the three and nine months ended August 31, 2003 are as follows (in thousands):

	Three Months Ended August 31, 2003	Nine Months Ended August 31, 2003

Net sales from Packaging	$33,855	$120,336
Net sales from Jenks	8,138	59,570
Net sales from discontinued operations	$41,993	$179,906

Pre-tax income from Packaging	$3,574	$12,648
Interest expense allocation	(664)	(2,538)
Income taxes	(1,138)	(3,953)
Net income from Packaging	1,772	6,157

Pre-tax loss from Jenks	(139)	(1,783)
Interest expense allocation	(15)	(100)
Income taxes	47	564
Net loss from Jenks	(107)	(1,319)

Net income from discontinued operations	$1,665	$4,838

The following table presents summarized cash flow information for the discontinued operations for the nine months ended August 31, 2003 (in thousands):

2003

Operating activities	$3,764
Investing activities	(5,199)
Financing activities	(3,050)
Net cash flow from discontinued operations	$(4,485)

3.          SPECIAL CHARGES/(CREDITS)

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. As of August 31, 2004, 378 of the 385 planned position reductions had taken place.

The total plan will cost approximately $32.6 million ($25.6 million after tax). Total cash expenditures in connection with these costs will approximate $16.7 million, which will be funded through internally generated funds.  The remaining $15.9 million of costs associated with the plan will consist of write-offs of assets.  The total cost of the plan includes $1.8 million of special charges related to Packaging and Jenks that have been classified as income from discontinued operations in the condensed consolidated statements of income.

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

Costs yet to be incurred ($4.2 million) from the plan include the reorganization of a joint venture and additional costs related to the consolidation of manufacturing locations.  Additional cash expenditures under the plan will approximate $3.1 million.  These actions are currently expected to be completed in 2005.

During the three and nine months ended August 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $0.2 million ($0.1 million after tax) and $2.5 million ($1.7 million after tax), respectively.  The costs recorded in 2004 primarily include costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  During the three and nine months ended August 31, 2003, the Company recorded special charges under the 2001 restructuring plan of $1.3 million ($0.9 million after tax) and $1.9 million ($1.4 million after tax), respectively.  The costs recorded in 2003 primarily include additional costs associated with the consolidation of production facilities in Canada and further severance and relocation costs related to the workforce reduction.  These expenses were classified in the special charges/(credits) line in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of August 31, 2004 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2003	$4,715	$—	$102	$4,817
Special charges	20	785	1,663	2,468
Amounts utilized	(2,089)	(785)	(1,765)	(4,639)
August 31, 2004	$2,646	$—	$—	$2,646

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of August 31, 2003 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2002	$4,141	$—	$1,681	$5,822
Special charges	799	(617)	1,760	1,942
Amounts utilized	(3,266)	617	(3,441)	(6,090)
August 31, 2003	$1,674	$—	$—	$1,674

Also included in special charges/(credits) for the nine months ended August 31, 2004 is a net gain of $8.7 million ($5.5 million after tax) related to funds received from a class action lawsuit that was settled in the Company’s favor in the second quarter of 2004.  This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class.  In the second quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount.  The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.  This additional cash is being used to fund sales growth and cost reduction initiatives in 2004.

4.          EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
	(in thousands)

Average shares outstanding - basic	136,961	139,447	137,341	139,549
Effect of dilutive securities:
Stock options and employee stock purchase plan	4,726	3,640	4,643	3,109
Average shares outstanding - diluted	141,687	143,087	141,984	142,658

During the quarter ended August 31, 2004, the Company issued 410,446 shares of common stock under its stock purchase and option plans and repurchased 809,026 shares of common stock in connection with its stock buyback program.  During the nine months ended August 31, 2004, the Company issued 2,752,147 shares of common stock under its stock purchase and option plans and repurchased 3,225,297 shares of common stock in connection with its stock buyback program.  Under its stock option plans, the Company may issue shares on a net basis at the request of the option holder.  This occurs when the option price is settled by tendering outstanding shares held by the option holder for at least six months.

5.          COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
	(in thousands)

Net income	$46,196	$51,306	$127,155	$126,404
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	295	415	(475)	(273)
Net unrealized gain/(loss) on investments	165	646	763	729
Foreign currency translation adjustments	(4,079)	(46,257)	13,516	59,861
Derivative financial instruments	(549)	6,068	2,598	1,804
Comprehensive income	$42,028	$12,178	$143,557	$188,525

6.          PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of the Company’s pension expense for the three months ended August 31, 2004 and 2003 (in thousands):

	United States		International
	2004	2003	2004	2003
Defined benefit plans
Service cost	$2,910	$2,835	$1,282	$1,146
Interest costs	4,945	4,827	1,592	1,357
Expected return on plan assets	(4,649)	(4,253)	(1,658)	(1,680)
Amortization of prior service costs	4	2	18	20
Amortization of transition assets	—	—	(21)	(21)
Recognized net actuarial loss/(gain)	2,872	1,862	142	(12)
Less: discontinued operations	—	(556)	—	—
Total pension expense	$6,082	$4,717	$1,355	$810

The following table presents the components of the Company’s pension expense for the nine months ended August 31, 2004 and 2003 (in thousands):

	United States		International
	2004	2003	2004	2003
Defined benefit plans
Service cost	$8,729	$8,694	$3,858	$3,437
Interest costs	14,834	14,482	4,778	4,070
Expected return on plan assets	(13,948)	(12,759)	(4,979)	(5,039)
Amortization of prior service costs	12	5	53	61
Amortization of transition assets	—	—	(62)	(62)
Recognized net actuarial loss/(gain)	8,617	5,638	426	(37)
Less: discontinued operations	—	(1,952)	—	—
Total pension expense	$18,244	$14,108	$4,074	$2,430

In the second quarter of 2004, the Company paid $22 million for its annual contribution to its U.S. pension plan.  Contributions to international plans are generally funded throughout the year.  Total contributions to the Company’s pension plans in 2004 are expected to be approximately $30.0 million.

The following table presents the components of the Company’s other postretirement benefits expense for the three months and nine months ended August 31, 2004 and 2003 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Other postretirement benefits
Service cost	$667	$738	$2,001	$2,307
Interest costs	1,312	1,140	4,024	4,018
Amortization of prior service costs	(284)	(369)	(852)	(1,150)
Amortization of losses	252	188	896	676
One time recognition of curtailment gains	—	(3,466)	—	(3,466)
Discontinued operations	—	2,878	—	1,398
Total other postretirement expense	$1,947	$1,109	$6,069	$3,783

In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy of 28% of drug costs between $250 and $5,000, tax-free (the Subsidy), to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria.  The Company’s other postretirement plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. The Company’s actuaries have determined that one of the Company’s prescription drug plans for retirees and their dependents retired prior to January 1, 2004  provides a benefit that is at least actuarially equivalent to Medicare Part D under the Act.

In connection with the adoption of FASB Staff Position 106-2, the Act had the effect of reducing the accumulated postretirement benefit obligation by $3.0 million. This resulted in an unrecognized net gain to the plan, which is currently being amortized. The annual reduction in the Company’s other postretirement benefits expense due to the Subsidy is expected to be approximately $0.4 million, which includes the amortization of the unrecognized net gain. The provisions of the Act do not have a material effect on the condensed consolidated financial statements.

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

8.       ACQUISITIONS

In the second quarter of 2004, the Company completed the purchase price allocation for the Zatarain’s acquisition.  The excess of the $180.0 million purchase price over the fair value of the net assets purchased was $176.2 million, which includes $3.4 million of fees directly related to the acquisition.  An analysis of the various types of intangible assets resulted in the determination that the excess purchase price should be classified as the value of the brand name and goodwill.  No other intangible assets were identified as a result of this analysis.  The Company has concluded that the value of the excess purchase price resides in the consumer trust and recognition of the Zatarain’s brand name as authentic New Orleans style cuisine.  As a result, the Company has assigned $106.4 million of the excess purchase price to unamortizable brands based on an analysis of the premium value that is derived from consumer loyalty and trust in the brand quality.  The remaining $69.8 million of intangible assets were allocated to goodwill.  The Company will review these intangible assets for impairment at least annually using the discounted cash flow method.

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

Segment information for the nine months ended August 31, 2003 has been restated to exclude discontinued operations.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended August 31, 2004
Net sales	$303,239	$310,305	$—	$613,544
Special charges/(credits)	31	164	—	195
Operating income	56,776	31,207	(13,982)	74,001
Income from unconsolidated operations	2,620	602	—	3,222

Nine months ended August 31, 2004
Net sales	$899,630	$882,439	$—	$1,782,069
Special charges/(credits)	86	2,355	(8,624)	(6,184)
Operating income	151,390	85,478	(31,761)	205,107
Income from unconsolidated operations	6,593	1,716	—	8,309

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended August 31, 2003
Net sales	$271,634	$285,978	$—	$557,612
Special charges/(credits)	622	727	—	1,349
Operating income	45,304	27,872	(10,447)	62,729
Income from unconsolidated operations	3,590	811	—	4,401

Nine months ended August 31, 2003
Net sales	$755,693	$815,280	$—	$1,570,973
Special charges/(credits)	1,493	449	—	1,942
Operating income	121,539	80,074	(27,495)	174,118
Income from unconsolidated operations	8,309	1,419	—	9,728

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the third quarter of 2004 were $613.5 million, an increase of 10.0% above the third quarter of 2003.  Higher volumes, prices and product mix contributed 7.4% of the increase and 2.6% was added by favorable foreign exchange rates. Sales for the nine months ended August 31, 2004 were $1,782.1 million, an increase of 13.4% above the same period of the previous year.  Higher volumes, prices and product mix contributed 9.3%, of which 3.2% was from the Zatarain’s acquisition, and favorable foreign exchange rates added another 4.1% on a year to date basis.

Diluted earnings per share from continuing operations for the third quarter increased 17.9% to $0.33 compared to $0.28 in the third quarter of 2003. The $0.05 increase in diluted earnings per share in the third quarter of 2004 compared to 2003 was the net effect of the following:

•      Performance from the Company’s consumer and industrial businesses contributed an increase of $0.05 per share from continuing operations in the third quarter of 2004 compared to the prior year.  This was the result of higher sales and improved gross profit margin, partially offset by higher selling, general, and administrative expenses, including advertising expense. Gross profit margin rose to 39.0% from 38.1% due to a shift to more value added products, and some benefit from the net impact of pricing actions, as well as success with cost reduction activities.

•      Special charges decreased $0.01 as compared to the third quarter of 2003.  These charges related to the Company’s 2001 restructuring plan.

•      Unconsolidated net income decreased $0.01 as compared to the third quarter of 2003. This decrease is due to weaker results from the Company’s Signature Brands and Japan joint ventures.

Year-to-date, net cash flow from continuing operating activities was $108.5 million compared to $18.9 million in the prior year. For the third quarter, net cash flow from continuing operating activities rose to $42 million from $6 million a year ago. Contributing to the increases for the quarter and year were higher net income from continuing operations and a reduction in inventory that is being driven by supply chain initiatives.

Diluted earnings per share from continuing operations for the nine months ended August 31, 2004 was $0.90 compared to $0.79 for the same period of 2003, an increase of 13.9%.  This increase was a net result of a $0.14 per share increase in operating results, a $0.04 per share increase from the lawsuit settlement, a $0.02 per share decrease from international reorganization expense, a $0.01 per share decrease from interest and other expense, $0.01 per share decrease in unconsolidated net income and a $0.03 per share decrease in interest income related to the 2003 Ducros purchase price settlement.

In August 2003, the Company completed the sale of substantially all of the operating assets of its packaging segment (Packaging).  In July 2003 the Company sold the assets of Jenks Sales Brokers (Jenks), a division of the Company’s wholly owned U.K. subsidiary, to Jenks’ senior management. The results of Packaging and Jenks have been classified as “Income from discontinued operations, net” in the condensed consolidated statement of income.  Jenks was previously included in the Company’s consumer segment and Packaging was previously reported as a separate segment.  Certain fixed overhead charges previously allocated to Packaging have been reallocated to the other business segments.  The cash flows of Packaging and Jenks have been reported as “Net cash flow from discontinued operations” in the consolidated statement of cash flows.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
	(in thousands)

Net sales	$303,239	$271,634	$899,630	$755,693
Operating income	56,776	45,304	151,390	121,539

For the third quarter of 2004, sales from McCormick’s consumer business increased 11.6% when compared to 2003.  Higher volume added 5.5%, price and favorable product mix added 3.2%, and favorable foreign exchange rates added 2.9%.  Consumer sales in the Americas rose 13.5%, with 8.2% from higher volumes, 5.0% from higher prices and favorable product mix, and 0.3% from foreign exchange.  Sales volumes in the U.S. benefited from new product activity, including the Zatarain’s Ready-to-Serve rice product, and increased advertising and promotions.  Additional products that saw volume growth in the quarter were grinders, Hispanic products, GrillMates, and vanilla. Sales in the third quarter continued to benefit from new distribution gained in 2003 with a major grocery retailer. In addition to these volume increases, pricing was higher in the Americas for vanilla products in response to higher vanilla bean costs.  Consumer sales in Europe increased 9.2% for the quarter, with 8.4% due to favorable foreign exchange.  Sales in this region were affected by more intense competitive conditions.  In the U.K., private label in the Company’s category is quite developed and as a result, discount retail chains are making few new inroads.  However, pricing competition in general among what are now three primary retail chains is vigorous. We have responded to this situation with more competitive pricing on certain items in the Company’s range of products. In France, private label share in the Company’s category is small. This creates a greater opportunity for discount retail chains to make inroads with lower quality spices and herbs at lower cost, especially with the difficult consumer economy and unemployment situation in France. As a result of this competition, certain category sales in France were impacted during the quarter. In the Asia/Pacific region, sales increased 1.7%. Favorable foreign exchange added 5.0%, while a less favorable product mix in Australia and an emphasis on higher margin products in China led to a net 3.3% decline in volume, price and product mix in that region.

For the nine months ended August 31, 2004, total consumer sales increased 19.0% when compared to 2003.  The acquisition of Zatarain’s in the second quarter of 2003 accounted for 6.6% of this increase, favorable foreign exchange rates added 5.0% and higher volume and the effects of pricing and product mix added another 7.4% to sales.

Third quarter operating income from continuing operations for the consumer business increased 25.3% compared to the same period of 2003, despite a $2.6 million increase in advertising. The operating income increase was driven by strong sales performance, an emphasis on higher-margin products and cost reduction efforts. Operating income margin (operating income as a percentage of sales) increased to 18.7% in the third quarter of 2004 from 16.7% in the comparable period last year due to success with cost reduction activities.

For the nine months ended August 31, 2004, operating income from continuing operations for the consumer business increased 24.6% compared to the same period of 2003.  Operating income margin for the nine months ended August 31, 2004 increased to 16.8% compared to 16.1% in the comparable period last year.  These increases were the result of similar factors as for the quarter discussed above.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
	(in thousands)

Net sales	$310,305	$285,978	$882,439	$815,280
Operating income	31,207	27,872	85,478	80,074

For the third quarter of 2004, sales for the Company’s industrial business increased 8.5% when compared to 2003.  Volume added 4.7%, favorable foreign exchange rates added 2.3%, and price and product mix added 1.5%.  In the Americas, industrial sales increased 9.0% largely due to a 7.8% volume increase driven by new products such as coating systems.  Despite new customer gains, sales volumes to broadline food distributors were somewhat weak this quarter. We do not expect a strong improvement in the fourth quarter sales to the food service distributor channel. The remaining 1.2% increase for the quarter in the U.S. was in price and product mix. Higher costs for certain raw materials including vanilla, cheese and soy oil were passed through in higher pricing. Industrial sales in Europe increased 9.6% for the quarter, with an 11.1% increase from foreign exchange and a decrease of 1.5% from lower volume, net of some favorable price and product mix.  A shift in emphasis to higher margin products resulted in reduced sales of certain lower margin products. Sales also continue to be pressured by an initiative to rationalize food service customers and SKU’s following the 2003 acquisition of the Uniqsauces business.  The objective of this initiative is to focus the Company’s resources on value-added and higher margin products, improve the Company’s market position for condiments, ingredients, and other products in Europe, and increase the profitability of this part of the Company’s business.  This initiative will continue to pressure industrial sales in Europe in the fourth quarter of 2004.  In the Asia/Pacific region, industrial sales rose 1.5%, with a 2.5% increase from foreign exchange. The mix of products across industrial customers resulted in a 1.0% net decline in volume, price and product mix for the third quarter. Performance was affected by the elimination of certain bulk ingredient sales. Excluding the impact of the bulk ingredient sales, volume, price and product mix for the region would have been up 3.2%, benefiting from higher sales with quick service restaurant customers.

For the nine months ended August 31, 2004, total industrial sales increased 8.2% with 3.2% from favorable foreign exchange rates, 3.1% from higher volumes, and 1.9% from favorable pricing and product mix.

In the third quarter of 2004, industrial business operating income increased 12.0%. Higher sales, an emphasis on more value-added, higher margin products, and cost reduction efforts for the quarter led to the increase. Operating income margin increased to 10.1% in the third quarter of 2004 from 9.7% in the comparable period last year as a result of the factors discussed above.

For the nine months ended August 31, 2004, operating income from continuing operations for the industrial business increased 6.7% compared to the same period of 2003.  This increase is primarily the result of the strong increase in sales, partially offset by the international reorganization costs and special charges in the second quarter. Operating income margin for the nine months ended August 31, 2004 decreased to 9.7% compared to 9.8% in the comparable period last year as a result of the factors discussed above.

RESULTS OF OPERATIONS – COMPANY

Gross profit margin (gross profit as a percentage of sales) increased 0.9% to 39.0% in the third quarter of 2004 from 38.1% in the comparable period of the prior year. Gross profit margin in the third quarter of 2004 was favorably impacted by progress with cost saving supply chain initiatives, a continued focus on more value-added products, and the net impact of higher pricing, predominantly in the consumer segment.  Gross profit margin for the nine months ended August 31, 2004 increased to 38.9% compared to 38.0% for the same period of 2003.  This increase is also a result of the items discussed above.

Selling, general and administrative expenses increased in the third quarter of 2004 as compared to the same period of the prior year in both dollars and as a percentage of net sales.  Selling, general and administrative expenses as a percentage of sales were 26.9% in the third quarter of 2004 compared to 26.6% in the third quarter of 2003. The increase in selling, general and administrative expenses as a percentage of sales is due to an increase in distribution costs of $4.3 million and an increase in advertising expenses of $2.6 million compared to the third quarter of 2003.  The increase in advertising relates to new products and seasonal marketing events, in Europe and the U.S.  In addition, selling, general and administrative expenses were impacted by higher distribution costs related to higher sales volumes, as well as fuel surcharges and the new transportation regulations in the U.S. For the nine months ended August 31, 2004, selling, general and administrative expenses as a percentage of sales increased to 27.7% from 26.8% for the same period of 2003 as a result of the items mentioned above.

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

Interest expense in the third quarter of 2004 increased by $0.5 million compared to the third quarter of 2003. Higher average debt levels during 2004 were partially offset by lower average short-term interest rates.

For the nine months ended August 31, 2004, other income, net decreased to $1.2 million from $7.3 million in 2003. In the second quarter of 2003, the Company recorded $5.4 million of interest income related to the Ducros purchase price settlement.

Income from unconsolidated operations for the quarter decreased $1.2 million when compared to the third quarter of 2003 and is $1.4 million below 2003 on a year to date basis.  This decrease is due primarily to the results of the Company’s Signature Brands and Japan joint ventures. Signature Brands was affected this quarter by the later timing of some holiday orders. The Company expects the timing of these orders and new product activity will lead to improved results in the fourth quarter. The Company’s retail joint venture in Japan moved its business to a new distributor in the second quarter and expects to build sales in this market over time. The joint venture in Japan is currently working through a period of start-up costs associated with the transition until a higher level of sales is achieved.  The joint venture in Mexico has shown some improvement this quarter, with results equal to the same period last year.

The effective tax rate for the quarter ended August 31, 2004 was 30.9% versus 32.0% for the quarter ended August 31, 2003.

Income from discontinued operations for the three and nine months ended August 31, 2003 was $1.7 million and $4.8 million, respectively. These amounts consist of the pretax income from Packaging and Jenks reduced by an allocation of interest expense and income taxes and the net gain on sale of Packaging and Jenks.

SPECIAL CHARGES/(CREDITS)

 During the three and nine months ended August 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $0.2 million ($0.1 million after tax) and $2.5 million ($1.7 million after tax), respectively.  The costs recorded in 2004 primarily include costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  During the three and nine months ended August 31, 2003, the Company recorded special charges under the 2001 restructuring plan of $1.3 million ($0.9 million after tax) and $1.9 million ($1.3 million after tax), respectively.  The costs recorded in 2003 primarily include additional costs associated with the consolidation of production facilities in Canada and further severance and relocation costs related to the workforce reduction.

Also included in special charges/(credits) for the nine months ended August 31, 2004 is a net gain of $8.7 million related to funds received from a class action lawsuit that was settled in the Company’s favor in the second quarter of 2004.  This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class.  In the second quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount.  The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.  This additional cash is being used to fund sales growth and cost reduction initiatives in 2004.

ACQUISITIONS

In the second quarter of 2004, the Company completed the purchase price allocation for the Zatarain’s acquisition.  The excess of the $180.0 million purchase price over the fair value of the net assets purchased was $176.2 million, which includes $3.4 million of fees directly related to the acquisition.  An analysis of the various types of intangible assets resulted in the determination that the excess purchase price should be classified as the value of the brand name and goodwill.  No other intangible assets were identified as a result of this analysis.  The Company has concluded that the value of the excess purchase price resides in the consumer trust and recognition of the Zatarain’s brand name as authentic New Orleans style cuisine.  As a result, the Company has assigned $106.4 million of the excess purchase price to unamortizable brands based on an analysis of the premium value that is derived from consumer loyalty and trust in the brand quality.  The remaining $69.8 million of intangible assets were allocated to goodwill.  The Company will review these intangible assets for impairment at least annually using the discounted cash flow method.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $0.5 million as of August 31, 2004, compared to unrealized losses of $2.3 million as of August 31, 2003 and $1.7 million as of November 30, 2003. The notional value of the Company’s portfolio of forward and option contracts was $34.1 million as of August 31, 2004, lower than the $38.4 million as of August 31, 2003 and the $58.9 million as of November 30, 2003.  The reduction in notional value since November 30, 2003 is primarily due to a decrease in foreign exchange contracts covering Canadian dollar exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt.  In addition, the Company uses interest rate derivatives to achieve what it considers to be a cost effective mix of fixed and variable rate indebtedness.  As of August 31, 2004, the Company had a total of $225 million of interest rate swap contracts as discussed below.

In July 2001, the Company entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of August 31, 2004 the fair value of these swap contracts was an unrealized loss of $10.3 million compared to an unrealized loss of $9.2 million in the same period last year and an unrealized loss of $10.9 million as of November 30, 2003.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

In August 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate medium-term note maturing on February 1, 2006.  As of August 31, 2004, the fair value of these swap contracts was an unrealized loss of $0.3 million compared to an unrealized loss of $1.2 million in the same period last year and an unrealized loss of $0.5 million as of November 30, 2003.  The unrealized loss on these swap contracts is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized in the condensed consolidated statement of income as the interest rate swaps’ provisions match the applicable provisions of the debt.

On April 1, 2004, the Company entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium term notes on the same day.  This interest rate swap contract receives interest at 3.356% and pays a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of August 31, 2004, the fair value of this swap contract was an unrealized loss of $0.7 million, which is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2004, there has not been a material change in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business since November 30, 2003.

LIQUIDITY AND FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows.  Accordingly, the amounts in the condensed consolidated statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the condensed consolidated balance sheet.  The net cash flows from operating, investing and financing activities are presented excluding the effects of discontinued operations.

Due to the nature of the business, the Company generates much of its cash flow in the fourth quarter of the fiscal year.  In the condensed consolidated statement of cash flows, net cash provided by continuing operating activities was $108.5 million for the nine months ended August 31, 2004 compared to $18.9 million in the nine months ended August 31, 2003. The increase in operating cash flow is primarily the result of a lower increase in inventory in 2004 compared to 2003 and increased net income from continuing operations.  The increase in inventory in 2003 was due to the Company’s strategic decision to purchase vanilla beans in order to ensure an on-going supply and manage cost for this raw material.  As of August 31, 2004, vanilla bean inventory was down $19 million compared to August 31, 2003.

Net cash flow from continuing investing activities used cash of $43.2 million in the nine months ended August 31, 2004 compared to $58.3 million in the same period last year.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) decreased to $43.2 million in 2004 compared to $47.1 million last year. Net capital expenditures for the full year 2004 are expected to be approximately $80 million.  During the nine months ended August 31, 2003, the Company paid $180.0 million for the acquisition of Zatarain’s and $19.5 million for the acquisition of the Uniqsauces business.  The Company also received $55.4 million related to the Ducros purchase price settlement, of which $5.4 million related to the interest portion is included in net cash flow from continuing operating activities.

Net cash flow from continuing financing activities used $68.1 million during the nine months ended August 31, 2004 compared to $2.4 million provided in the same period last year.  Short-term borrowings increased by $10.3 million during 2004 compared to an increase of $66.4 million for the comparable period of 2003. In the second quarter of 2004, the Company issued a total of $50 million in medium-term notes under its existing $375 million shelf registration.  The $50 million of medium-term notes mature on April 15, 2009 and pay interest semi-annually at a rate of 3.35%.  The proceeds of this issuance were used to pay down short-term debt.  The Company paid down long-term debt of $16.4 million in 2004 compared to $0.6 million in 2003. During 2004, the Company issued common stock for $54.0 million to employees who exercised previously granted stock options compared to $24.6 million from such exercises in the prior year.  In addition, the Company acquired 3.2 million shares for $108.4 million in 2004 under the Company’s share repurchase plan compared to 1.7 million shares for $40.6 million in 2003.  During the second quarter of 2004, the Company completed its $250 million authorization and began to buy against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of August 31, 2004, $213.9 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this program to extend into 2006.  The Company has paid $57.8 million of dividends in 2004 compared to $47.5 million for the same period of 2003.  Dividends paid in the first quarter of 2004 were declared on November 25, 2003.

The Company’s ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 44.4% as of August 31, 2004, down from 47.0% at August 31, 2003 and even with 44.4% at November 30, 2003.  This decrease from the prior period was primarily the result of an increase in shareholders’ equity due to fluctuations in foreign exchange rates as well as earnings in excess of dividends. During the period, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the nine months ended August 31, 2004 and 2003 was $289.4 million and $281.4 million, respectively.

The reported values of the Company’s assets and liabilities have been significantly affected by fluctuations in foreign exchange rates between periods.  During the nine months ended August 31, 2004, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $19.0 million, inventory of approximately $14.0 million, goodwill of approximately $50.0 million and other comprehensive income of approximately $84.0 million since August 31, 2003.

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

ACCOUNTING AND DISCLOSURE CHANGES

In January 2003, the Financial Accounting Standards Board (FASB) issued and subsequently revised Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to Interpretation No. 46, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was effective for structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application for all other types of variable interest entities is required in financial statements for periods ended after March 15, 2004. The Company adopted Interpretation No. 46 as it relates to special purpose entities in the fourth quarter of 2003.  As a result, the Company consolidated an entity that is the lessor of a distribution center used by the Company.  In the third quarter of 2004, the Company adopted the remaining provisions of Interpretation No. 46 and there was no material effect on the condensed consolidated financial statements.

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” which provides guidance on the accounting for the effects of the Act.  FASB Staff Position 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company has adopted FASB Staff Position 106-2 effective June 1, 2004 and has made the required quarterly disclosures in the footnotes to the condensed consolidated financial statements. See Note 6 for impact of adoption.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by the Company, annualized savings from the Company’s streamlining activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations and the adequacy of internally generated funds and existing sources of liquidity are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and exchange rates for foreign currency. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4   CONTROLS AND PROCEDURES

Based on their evaluation as of August 31, 2004, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Chief Financial Officer & Supply Chain, have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is included in the reports that the Company files or submits under the Securities Exchange Act of 1934.  Except as discussed below, there have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the B2K implementation in the Company’s U.S. industrial business, changes were made to the Company’s internal controls over financial reporting in order to adapt to the new SAP software environment. Management believes that the new controls are effective.

PART II – OTHER INFORMATION

ITEM 2.    PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2004 to	CS-	0	$—	0	$234.8 million
June 30, 2004	CSNV-	186,026	$34.88	186,026
July 1, 2004 to	CS-	40,000	$35.79	40,000	$225.9 million
July 31, 2004	CSNV-	193,000	$35.19	193,000
August 1, 2004 to	CS-	18,676	$32.58	18,676	$213.9 million
August 31, 2004	CSNV-	371,324	$33.33	371,324
Total	CS-	58,676	$34.76	58,676	$213.9 million
	CSNV-	750,350	$34.19	750,350

Note:  During the quarter, the Company continued to purchase against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of August 31, 2004, $213.9 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this program to extend into 2006.

ITEM 6.       EXHIBITS

(a)           Exhibits.  See Exhibit Index at pages 28 - 32 of this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	October 8, 2004	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Chief
Financial Officer & Supply Chain

Date:	October 8, 2004	By:	/s/ Kenneth A. Kelly, Jr.
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

Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie - CFS, dated July 12, 2000, which agreement is incorporated by reference from Exhibit 2 of Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000.

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

	(xvi)	Retirement Agreement between Registrant and John C. Molan dated January 27, 2004, which agreement is attached to this report as Exhibit 10(xvi).**

(11)	Statement re: computation of per share earnings	Not applicable.

(15)	Letter re: unaudited interim financial information	Not applicable.

(18)	Letter re: change in accounting principles	Not applicable.

(19)	Report furnished to security holders	Not applicable.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Not applicable.

(24)	Power of attorney	Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

(99)	Additional Exhibits	None

*    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.