Form 10-K
period 2004-11-30
MCCORMICK & CO INC
filed 2005-01-27
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland

52-0408290

(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2004: $358,238,728.

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2004: $4,297,375,756.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Number of Shares Outstanding

Date

Common Stock	14,985,822	December 31, 2004
Common Stock Non-Voting	120,800,750	December 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2004	Part I, Part II

Registrant’s Proxy Statement dated February 16, 2005	Part III

PART I

As used herein, the “Registrant” means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

Item 1.  Business

The Registrant, a diversified specialty food company, is a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings and other flavors to the entire food industry. The Registrant was formed in 1915 under Maryland law as the successor to a business established in 1889.

The Registrant operates in two business segments: consumer and industrial. The Registrant sold its packaging segment during the third quarter of 2003. The consumer segment sells seasoning blends, spices, herbs, extracts, sauces, marinades and specialty foods to the consumer food market under a variety of brands, including “McCormick” and “Zatarain’s” in the US, “Ducros” and “Silvo” in continental Europe, “Club House” in Canada and “Schwartz” in the U.K. The industrial segment sells blended seasonings, spices and herbs, condiments, compound flavors and extracts, and coating systems to food processors, restaurants, distributors, warehouse clubs and institutional operations.

Please refer to pages 8 through 11, “Consumer Business,” pages 12 through 15 “Industrial Business,” and pages 16 and 17, “Q&A with Bob Lawless,” of the Registrant’s Annual Report to Stockholders for 2004 for a description of the business. Such pages of the Registrant’s Annual Report to Stockholders for 2004 are incorporated herein by reference.

For financial information about the Registrant’s business segments, please refer to pages 21 through 34, “Management’s Discussion and Analysis,” and Note 16, “Business Segments and

Geographic Areas” of the Notes to Consolidated Financial Statements on pages 53 and 54 of the Annual Report to Stockholders for 2004, which pages are incorporated herein by reference.

Raw Materials

The most significant raw materials to the Registrant are vanilla, cheese, pepper, packaging supplies, garlic, onion and capsicums.  Black pepper, vanilla beans and other spices and herbs are generally sourced from countries other than the United States. The Registrant is not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they may be subject to price volatility caused by weather and other unpredictable factors.  The Registrant responds to this volatility in a number of ways including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments.

Customers

The Registrant’s products are sold directly and through brokers, wholesalers and distributors. In the consumer segment, products are generally resold to consumers through grocery, drug, dollar and mass merchandise stores. These customers are serviced either through direct shipments, through the food wholesale channel, or by direct store delivery.  In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by food service customers to enhance the flavor of their foods. Customers for the industrial segment include food processors and the restaurant industry, supplied both directly and through distributors and warehouse clubs.

The Registrant has a large number of customers for its products.  No single customer accounted for as much as 10% of consolidated net sales in 2004. Sales to the Registrant’s five largest customers represented approximately 32% of consolidated net sales.

The dollar amount of backlog orders of the Registrant’s business is not material to an understanding of the Registrant’s business, taken as a whole.  No material portion of the Registrant’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Trademarks, Licenses and Patents

The Registrant owns a number of trademark registrations.  Although in the aggregate these trademarks may be material to the Registrant’s business, the loss of any one of those trademarks, with the exception of the Registrant’s “McCormick,” “Zatarain’s,” “Schwartz,” “Club House” and “Ducros”  trademarks, would not have a material adverse effect on the Registrant’s business. The “McCormick” trademark is extensively used by the Registrant in connection with the sale of virtually all of the Registrant’s food products worldwide. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

The Registrant has entered into a number of license agreements authorizing the use of its trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a material adverse effect on the Registrant’s business.  The term of the license agreements is generally 3 to 5 years or until such time as either party terminates the agreement.  Those agreements with specific terms are renewable upon agreement of the parties.

The Registrant owns various patents, but they are not viewed as material to the Registrant’s business.

Seasonal Nature of Business

Due to seasonal factors inherent in the business, the Registrant’s sales and income are lower in the first two quarters of the fiscal year and increase in the third and fourth quarters. The seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital

In order to meet increased demand for its consumer products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper.  For a description of the Registrant’s liquidity and capital resources, see Note 7 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 46 and 47 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference, and the “Financial Condition” section of “Management’s Discussion and Analysis” on pages 26 through 28 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference.

Competition

The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see page 21 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference.

Research and Development

Many of the Registrant’s products are prepared from confidential formulae developed by its research laboratories and product development teams. Expenditures for research and development amounted to $39.3 million in 2004, $33.2 million in 2003 and $31.4 million in 2002. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

Compliance with Federal, State and local provisions related to protection of the environment has had no material effect on the Registrant’s business. There were no material capital expenditures for environmental control facilities in 2004 and there are no material expenditures planned for such purposes in 2005.

Employees

The Registrant had approximately 8,000 employees worldwide as of December 31, 2004. The Registrant believes its relationship with employees to be good. The Registrant has no collective bargaining contracts in the United States. At the Registrant’s foreign subsidiaries, approximately 1,200 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information About Geographic Locations

For information on the net sales and long-lived assets of the Registrant, see “Geographic Areas” within Note 16 of the Notes to Consolidated Financial Statements on page 54 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference, and the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on page 30 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference.

Foreign Operations

The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately 38% of net sales in 2004 were from international operations.

Forward-Looking Information

For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 34 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference.

Available Information

The Registrant’s Internet website address is: www.mccormick.com. The Registrant makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.  The Registrant’s website also includes the Registrant’s Corporate Governance Guidelines, Business Ethics Policy and charters of its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  These documents are also available in print to any shareholder upon request.

Item 2.  Properties

The Registrant’s principal executive offices and primary research facilities are owned and are located in suburban Baltimore, Maryland.

The following is a list of the Registrant’s principal manufacturing properties, all of which are owned except for the facilities in Commerce, California and Sydney, Australia, which are leased:

United States
Hunt Valley, Maryland – consumer and industrial
(4 principal plants)
Salinas, California – consumer and industrial
Commerce, California – consumer
Dallas, Texas – industrial
Atlanta, Georgia – industrial
South Bend, Indiana – industrial
Gretna, Louisiana – consumer

Canada
London, Ontario – consumer and industrial

Mexico
Cuautitlan de Romero Rubio, Mexico – industrial

United Kingdom
Haddenham, England – consumer and industrial
Paisley, Scotland – industrial
Littleborough, England – consumer and industrial

France
Carpentras – consumer and industrial
Monteux - consumer (2 principal plants)

The Netherlands
Papendrecht - consumer

Australia
Melbourne – consumer and industrial
Sydney – consumer and industrial

China
Shanghai – consumer and industrial
Guangzhou – consumer and industrial

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

The Registrant believes its plants are well maintained and suitable for their intended use. The Registrant further believes that these plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. Many additions and improvements have been made to these facilities over the years and the plants’ manufacturing equipment includes equipment of the latest type and technology.

Item 3.  Legal Proceedings

There are no material pending legal proceedings in which the Registrant or any of its subsidiaries is a party or in which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of Registrant’s fiscal year 2004 to a vote of security holders.

Executive Officers of the Registrant

In addition to the executive officers described in the Registrant’s Proxy Statement for 2004 incorporated by reference in Item 10 of this Report, the following individuals are also executive officers of the Registrant: Paul C. Beard, H. Grey Goode, Jr., Kenneth A. Kelly, Jr., Robert W. Skelton, Mark T. Timbie, Alan D. Wilson and Jeryl Wolfe.

Mr. Beard is 50 years old and has had the following work experience during the last five years: 3/02 to present – Vice President, Finance & Treasurer; 1/00 to 3/02 – Vice President & General Manager, Global Restaurant Division; 12/98 to 1/00 – Vice President & General Manager, McCormick Flavor Division.

Mr. Goode is 56 years old and has had the following work experience during the last five years: 1/01 to present – Vice President, Tax; 9/96 to 1/01 – Director of Tax.

Mr. Kelly is 50 years old and has had the following work experience during the last five years: 2/00 to present – Vice President and Controller; 7/97 to 2/00 – Vice President, Finance & Administration/McCormick Schilling Division.

Mr. Skelton is 57 years old and has had the following work experience during the last five years: 11/02 to present – Senior Vice President, General Counsel & Secretary; 6/97 to 11/02 - Vice President, General Counsel & Secretary.

Mr. Timbie is 50 years old and has had the following work experience during the last five years: 1/04 to present – President, International Consumer Products Group; 3/01 to 12/03 – President, McCormick Canada; 10/99 to 2/01 – Vice President & General Manager, Perimeter Group/Consumer Markets; 6/96 to 9/99 – Vice President, Sales & Marketing/Consumer Products Division.

Mr. Wilson is 47 years old and has had the following work experience during the last five years: 1/03 to present – President, U.S. Consumer Products Division; 3/01 to 12/02 – Vice President & General Manager, Sales & Marketing; 12/98 to 2/01 – President, McCormick Canada.

Mr. Wolfe is 44 years old and has had the following work experience during the last five years:  10/04 to present – Vice President – Supply Chain & Chief Information Officer; 4/04 to 10/04 –Vice President – Global Business Solutions & Chief Information Officer; 4/00 to 4/04 – Vice President Global Business Solutions.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has disclosed in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 55 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference, the information relating to the market price and dividends paid on the Registrant’s common stocks. The market price of the Registrant’s Common Stock at the close of business on December 31, 2004 was $38.75 for the Common Stock and $38.60 for the Common Stock Non-Voting.

The Registrant’s Common Stock Non-Voting and voting Common Stock are listed and traded on the New York Stock Exchange. The approximate number of holders of Common Stock of the Registrant based on record ownership as of December 31, 2004 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,200
Common Stock Non-Voting, no par value	10,600

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2004 to September 30, 2004	CS – 0
				$201.9 million
	CSNV – 350,000	$34.22	350,000

October 1, 2004 to October 31, 2004	CS – 0
				$170.5 million
	CSNV – 900,000	$34.89	900,000

November 1, 2004 to November 30, 2004	CS – 101,984	$36.59	101,984
				$147.7 million
	CSNV – 526,016	$36.23	526,016

	CS – 101,984	$36.59	101,984
Total				$147.7 million
	CSNV – 1,776,016	$35.16	1,776,016

Note:  During the quarter, the Company continued to purchase against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of November 30, 2004, $147.7 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this program to extend into 2006.

Item 6.  Selected Financial Data

This information is set forth on the line items titled “Net sales-under EITF 01-09,” “Net sales prior to EITF 01-09,” “Net income from continuing operations,” “Earnings per share – Diluted - Continuing operations,” “Common Stock dividends declared,” “Long-term debt” and “Total assets” for the years 2000 through 2004 in the “Historical Financial Summary” on page 56 of the Registrant’s Annual Report to Stockholders for 2004, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 41 through 43 of the Registrant’s Annual Report to Stockholders for 2004 and Note 3 “Discontinued Operations” on page 44 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth in “Management’s Discussion and Analysis” on pages 21 through 34 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 30 through 32 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference, and in Note 8 “Financial Instruments” on pages 47 and 48 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 37 through 56 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference. The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on page 36 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference. The supplemental schedule for 2002, 2003 and 2004 is included on page 14 of this Report on Form 10-K.

The unaudited quarterly data is included in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 55 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Registrant maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Registrant’s principal executive officer and principal financial officer evaluated as of November 30, 2004 the effectiveness of this system of disclosure controls and procedures, and have concluded that such disclosure controls and procedures were effective as of such date.

Internal Control over Financial Reporting

Management’s report on the Registrant’s internal controls over financial reporting is included on page 35 of the Registrant’s Annual Report to Stockholders for 2004, which page is incorporated by reference. The Independent Registered Public Accounting Firm’s report with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting is included on pages 35 and 36 of the Registrant’s Annual Report to Stockholders for 2004, which pages are incorporated by reference.

Item 9B.  Other Information

On January 25, 2005, the Registrant entered into a $400,000,000 five year credit agreement with Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (the “Credit Agreement”).  The Credit Agreement replaced two existing credit agreements which were terminated on January 25, 2005: (i) a $225,000,000 five year credit agreement among the Registrant, Wachovia Bank, National Association, as administrative agent, and the other financial institutions party thereto, dated as of June 19, 2001 (as amended and modified from time to time), and (ii) a $125,000,000 364-day credit agreement among the Registrant, Wachovia Bank, National Association, as administrative agent, and the other financial institutions party thereto, dated as of June 19, 2001 (as amended and modified from time to time).

Loans under the Credit Agreement are to be repaid not later than the maturity date, and may be prepaid under certain circumstances as stated in the Credit Agreement.  The unpaid principal amount of any loans outstanding, accrued and unpaid interest, and other amounts owing under the Credit Agreement may be declared to be immediately due and payable if any event of default occurs and is continuing.  Upon notice to the administrative agent, the Registrant may request an increase in the aggregate commitments under the Credit Agreement by an amount not exceeding $100,000,000, provided that the aggregate commitments may not exceed $500,000,000. The Registrant has limited rights of recourse against third parties under the Credit Agreement.  A copy of the Credit Agreement, without schedules and exhibits, is attached hereto as Exhibit 10(xv).

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information responsive to this item is set forth in Part I of this Report in the section titled “Executive Officers of the Registrant” and in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for 2005, incorporated by reference herein, to be filed within 120 days after the end of the Registrant’s fiscal year (the “2005 Proxy Statement”).

The Registrant has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Registrant’s Internet website at www.mccormick.com and is available in print to any shareholder upon request. The Registrant intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the Internet website address set forth above.

Item 11.  Executive Compensation

Information responsive to this item is incorporated herein by reference to the sections titled “Report on Executive Compensation,” “Summary Compensation Table,” “Compensation of Directors,” “Pension Plan Table,” “Stock Options - Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” “Mid-Term Incentive Plan” and “Performance Graph – Shareholder Return” in the Registrant’s 2005 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the Registrant’s 2005 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information responsive to this Item is incorporated herein by reference to the section entitled “Independence of Directors” in the Registrant’s 2005 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the Registrant’s 2005 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  The following documents are filed as a part of this report:

1.                                       The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 13 of this Report.

2.                                       The financial statement schedule required by Item 8 of this Form 10-K is listed in the Table of Contents appearing on page 13 of this Report.

3.                                       The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 15 through 19 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/	Robert J. Lawless	Chairman, President &	January 27, 2005
		Robert J. Lawless	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/	Robert J. Lawless	Chairman, President &	January 27, 2005
		Robert J. Lawless	Chief Executive Officer

Principal Financial Officer:

By:	/s/	Francis A. Contino	Executive Vice	January 27, 2005
		Francis A. Contino	President - Strategic
Planning & Chief Financial
Officer

Principal Accounting Officer:

By:	/s/	Kenneth A. Kelly, Jr.	Vice President &	January 27, 2005
		Kenneth A. Kelly, Jr.	Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ Barry H. Beracha	January 27, 2005
Barry H. Beracha

/s/ James T. Brady	January 27, 2005
James T. Brady

/s/ Francis A. Contino	January 27, 2005
Francis A. Contino

January 27, 2005
Robert G. Davey

/s/ Edward S. Dunn, Jr.	January 27, 2005
Edward S. Dunn, Jr.

/s/ J. Michael Fitzpatrick	January 27, 2005
J. Michael Fitzpatrick

/s/ Freeman A. Hrabowski, III	January 27, 2005
Freeman A. Hrabowski, III

/s/ Robert J. Lawless	January 27, 2005
Robert J. Lawless

/s/ Margaret M. V. Preston	January 27, 2005
Margaret M. V. Preston

/s/ William E. Stevens	January 27, 2005
William E. Stevens

/s/ Karen D. Weatherholtz	January 27, 2005
Karen D. Weatherholtz

TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant’s 2004 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Statement of Income for the years ended November 30, 2004, 2003 & 2002

Consolidated Balance Sheet, November 30, 2004 & 2003

Consolidated Statement of Cash Flows for the years ended November 30, 2004, 2003 & 2002

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2004, 2003 & 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Included in Part IV of this Annual Report:

Supplemental Financial Schedule:

II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2004 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2004 is being furnished with this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS) (1)

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year

Year ended November 30, 2004 Allowance for doubtful receivables	$6.3	$1.2	$0.8	$ 6.7

Year ended November 30, 2003 Allowance for doubtful receivables	$5.4	$ 1.9	$1.0	$ 6.3

Year ended November 30, 2002 Allowance for doubtful receivables	$5.0	$ 1.0	$0.6	$ 5.4

Notes:

(1)            The table excludes discontinued operations.

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.

	Amendment to the By-Laws of McCormick & Company, Incorporated dated January 27, 2004	Incorporated by reference from Exhibit 3(i) of the Registrant’s Form 10-K for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on January 27, 2004.

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

(10)                            Material contracts

(i)                                     Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub I, LLC and Setco, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(i) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(ii)                                  Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and Tubed Products, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(ii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(iii)                               Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and O.G. Dehydrated, Inc., a former wholly-owned subsidiary of Tubed Products, Inc., which agreement is incorporated by reference from Exhibit 10(iii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(iv)                              Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein.**  Amendment Number 1 to the Supplemental Executive Retirement Plan, effective January 1, 2005,  is attached hereto as Exhibit 10(iv).

(v)                                 The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of the Registrant’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.**

(vi)                              The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.**

(vii)                           The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.**

(viii)                        2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.**

(ix)                                2004 Directors’ Non-Qualified Stock Option Plan, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.**

(x)                                   Directors’ Share Ownership Program, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth on page 28 of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.**

(xi)                                Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of the Registrant’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.**

(xii)                             Deferred Compensation Plan, effective January 1, 2005, in which directors, officers and certain other management employees participate, and attached hereto as Exhibit 10(xii).

(xiii)                          Stock Purchase Agreement among the Registrant, Eridania Beghin-Say and Compagnie Francaise de Sucrerie – CFS, dated July 12, 2000, which agreement is incorporated by reference from Exhibit 2 of Registrant’s Report on Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2000.

(xiv)                         Stock Purchase Agreement dated May 7, 2003 among the Registrant, Zatarain’s Brands, Inc., and the stockholders set forth on the stockholder signature pages of the Agreement, which agreement is incorporated by reference from Exhibit 10(vii) of Registrant’s Form 10-Q for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission on July 11, 2003.

(xv)                            Credit Agreement dated January 25, 2005 among the Registrant and Certain Financial Institutions.

(xvi)                         364-Day Credit Agreement, dated June 19, 2001 among Registrant and Certain Financial Institutions (terminated on January 25, 2005), which agreement is incorporated by reference from Exhibit 10 (xii) of Registrant’s 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.

(xvii)                      Revolving Credit Agreement, dated as of June 19, 2001 among Registrant and Certain Financial Institutions (terminated on January 25, 2005), which agreement is incorporated by reference from Exhibit 10 (xiii) of Registrant’s 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.

(xviii)                   Consulting agreement between Registrant and Robert W. Schroeder dated January 1, 2004, which agreement is incorporated by reference from Exhibit 10(xv) of Registrant’s Form 10-K for the fiscal year ended November 30, 2003, as filed with the Securities and Exchange Commission on January 29, 2004.**

(xix)                           Retirement Agreement between Registrant and John C. Molan dated January 27, 2004, which agreement is incorporated by reference from Exhibit 10(xvi) of the Registrant’s 10-Q for the quarter ended August 31, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.**

(11)	Statement re computation of per share earnings	Not applicable.

(12)	Statement re computation of ratios	Not applicable.

(13)	Annual report to security holders, Form 10-Q and 10-QSB, or quarterly report to security holders	The Registrant’s Annual Report to Stockholders for 2004 is attached as Exhibit 13.

(14)	Code of Ethics	Not applicable.

(16)	Letter re change in certifying accountant	Not applicable.

(18)	Letter re change in accounting principles	Not applicable.

(21)	Subsidiaries of the registrant	Attached as Exhibit 21.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Attached as Exhibit 23.

(24)	Power of attorney	Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

(99)	Additional Exhibits	None.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.