Form 10-Q
period 2005-02-28
MCCORMICK & CO INC
filed 2005-04-01
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding February 28, 2005

Common Stock	15,027,690

Common Stock Non-Voting	120,185,985

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended
	Feb 28, 2005	Feb 29, 2004

Net sales	$603,623	$572,362
Cost of goods sold	375,455	350,676

Gross profit	228,168	221,686

Selling, general and administrative expense	168,910	160,233
Special charges	1,300	69

Operating income	57,958	61,384

Interest expense	11,084	9,572
Other income, net	(54)	(148)

Income from consolidated operations before income taxes	46,928	51,960

Income taxes	15,017	16,056

Net income from consolidated operations	31,911	35,904

Income from unconsolidated operations	5,456	3,261
Minority interest	(1,332)	(1,059)

Net income	$36,035	$38,106

Earnings per common share - basic	$0.27	$0.28

Average shares outstanding - basic	135,649	137,357

Earnings per common share - diluted	$0.26	$0.27

Average shares outstanding - diluted	140,457	141,817

Cash dividends paid per common share	$0.16	$0.14

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	February 28, 2005	February 29, 2004	November 30, 2004
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$24,394	$17,735	$70,335
Receivables, net	362,790	321,968	407,645
Inventories
Raw materials and supplies	153,350	174,700	153,481
Finished products and work-in process	198,471	191,251	196,699
	351,821	365,951	350,180
Prepaid expenses and other current assets	36,479	30,093	35,917
Total current assets	775,484	735,747	864,077

Property, plant and equipment	999,308	939,310	989,005
Less: accumulated depreciation	(516,345)	(474,718)	(502,398)
Total property, plant and equipment, net	482,963	464,592	486,607

Goodwill, net	713,214	732,292	712,907
Intangible assets, net	115,394	8,713	115,187
Prepaid allowances	52,708	86,404	56,807
Investments and other assets	136,912	132,851	134,064

Total assets	$2,276,675	$2,160,599	$2,369,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$165,628	$162,545	$140,153
Current portion of long-term debt	201,757	17,141	33,027
Trade accounts payable	179,970	153,577	195,068
Other accrued liabilities	303,319	295,869	404,446
Total current liabilities	850,674	629,132	772,694

Long-term debt	295,524	450,024	464,957
Other long-term liabilities	193,724	219,839	211,290
Total liabilities	1,339,922	1,298,995	1,448,941

Minority interest	32,206	23,323	30,962

Shareholders’ Equity
Common stock	142,901	99,870	130,037
Common stock non-voting	213,470	178,490	206,056
Retained earnings	425,826	495,827	434,070
Accumulated other comprehensive income	122,350	64,094	119,583

Total shareholders’ equity	904,547	838,281	889,746

Total liabilities and shareholders’ equity	$2,276,675	$2,160,599	$2,369,649

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	Feb 28, 2005	Feb 29, 2004

Cash flows from operating activities
Net income	$36,035	$38,106
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	17,641	16,238
Income from unconsolidated operations	(5,456)	(3,261)
Changes in operating assets and liabilities	(55,650)	(43,396)
Dividends from unconsolidated affiliates	4,500	—
Net cash flow from operating activities	(2,930)	7,687

Cash flows from investing activities
Capital expenditures	(13,982)	(12,948)
Proceeds from sale of property, plant and equipment	24	875
Net cash flow from investing activities	(13,958)	(12,073)

Cash flows from financing activities
Short-term borrowings, net	25,439	7,911
Long-term debt borrowings	5	130
Long-term debt repayments	(126)	(130)
Proceeds from exercised stock options	13,648	10,091
Common stock acquired by purchase	(45,241)	(12,760)
Dividends paid	(21,714)	(19,236)
Net cash flow from financing activities	(27,989)	(13,994)

Effect of exchange rate changes on cash and cash equivalents	(1,064)	10,974

Decrease in cash and cash equivalents	(45,941)	(7,406)
Cash and cash equivalents at beginning of period	70,335	25,141

Cash and cash equivalents at end of period	$24,394	$17,735

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                       ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of McCormick & Company, Incorporated (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods.

The results of consolidated operations for the three month period ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

Accounting and Disclosure Changes

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123,”Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is continuing to evaluate the alternatives allowed under the standard, which the Company is required to adopt beginning in the fourth quarter of 2005.

Stock Based Employee Compensation

The Company uses the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock options issued to employees and directors.  Accordingly, no compensation expense is recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

In the first quarter of 2005, the Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model. This change was made in order to provide a better estimate of fair value. The Binomial model can incorporate a range of possible outcomes over an option’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior.  In accordance with APB 20, “Accounting Changes,” this change was made for options granted to employees and directors beginning in the first quarter of 2005. A total of 2.4 million stock options were granted in the first quarter of 2005 at a weighted average fair value of $7.47 per share. The Black-Scholes model would have produced a value that was approximately 15% higher. The first quarter after-tax decrease in pro forma stock based employee compensation expense as a result of this change was approximately $0.1 million and is reflected in the table below. The 2005 decrease in pro forma stock based employee compensation expense is anticipated to be approximately $0.6 million ($0.4 million after-tax).

	Three Months Ended
	Feb 28, 2005	Feb 29, 2004
	(in thousands)

Net income as reported	$36,035	$38,106
Add: stock based employee compensation expense recorded, net of tax	76	18
Deduct: pro forma stock based employee compensation expense, net of tax	(3,985)	(2,889)
Pro forma net income	$32,126	$35,235

Earnings per common share:
Basic – as reported	$0.27	$0.28
Basic – pro forma	$0.24	$0.26

Diluted – as reported	$0.26	$0.27
Diluted – pro forma	$0.23	$0.25

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.  The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.                                       SPECIAL CHARGES/(CREDITS)

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. As of February 28, 2005, the targeted 392 position reductions had taken place.

The total cost of the plan to date has been $33.5 million ($22.7 million after tax). Total cash expenditures have been $22.8 million, funded through internally generated funds.  The only remaining costs to be incurred are the possible reorganization of a joint venture and completion of the reorganization of certain industrial manufacturing facilities in the U.K.

During the three months ended February 28, 2005, the Company recorded special charges under the 2001 restructuring plan of $1.3 million ($0.9 million after tax).  The costs recorded in 2005 are the final portion of severance and related benefits associated with position eliminations.  During the three months ended February 29, 2004, the Company recorded special charges under the 2001 restructuring plan of $0.1 million.  The costs recorded in 2004 are additional costs related to the consolidation of a manufacturing location.  These expenses were classified in the special charges line in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of February 28, 2005 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2004	$4,055	$—	$378	$4,433
Special charges	1,300	—	—	1,300
Amounts utilized	(4,738)	—	(148)	(4,886)
February 28, 2005	$617	$—	$230	$847

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of February 29, 2004 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2003	$4,715	$—	$102	$4,817
Special charges	20	—	49	69
Amounts utilized	(1,584)	—	(151)	(1,735)
February 29, 2004	$3,151	$—	$—	$3,151

3.                                       EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended
	Feb 28,	Feb 29,
	2005	2004

Average shares outstanding - basic	135,649	137,357
Effect of dilutive securities:
Stock options and employee stock purchase plan	4,808	4,460
Average shares outstanding - diluted	140,457	141,817

During the quarter ended February 28, 2005, the Company issued 846,472 shares of common stock under its stock option and employee stock purchase plans and repurchased 1,200,976 shares of common stock in connection with its stock repurchase program.  During the quarter ended February 29, 2004, the Company issued 773,777 shares of common stock under its stock option and employee stock purchase plans and repurchased 416,480 shares of common stock in connection with its stock repurchase program.  Under its stock option plans, the Company may issue shares on a net basis at the request of the option holder.  This occurs when the option price is settled by tendering outstanding shares held for at least six months by the option holder.

4.                                       COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended
	Feb 28, 2005	Feb 29, 2004

Net income	$36,035	$38,106
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	(231)	(1,500)
Net unrealized gain on investments	—	490
Foreign currency translation adjustments	265	45,960
Derivative financial instruments	2,733	(867)
Comprehensive income	$38,802	$82,189

5.                                       PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of the Company’s pension expense for the three months ended February 28, 2005 and February 29,2004 (in thousands).

	United States		International
	2005	2004	2005	2004
Defined benefit plans
Service cost	$2,977	$2,910	$1,425	$1,287
Interest costs	5,165	4,945	1,925	1,592
Expected return on plan assets	(5,083)	(4,649)	(1,771)	(1,660)
Amortization of prior service costs	4	4	19	18
Amortization of transition assets	—	—	(22)	(21)
Recognized net actuarial loss	2,858	2,872	318	141
Total pension expense	$5,921	$6,082	$1,894	$1,357

On December 31, 2004, the Company paid $22 million for its annual contribution to its major U.S. pension plan.  Contributions to international plans are generally funded throughout the year.  Total contributions to the Company’s pension plans in 2005 are expected to be approximately $38 million.

The following table presents the components of the Company’s other postretirement benefits expense for the three months ended February 28, 2005 and February 29, 2004 (in thousands):

	Three months ended
	Feb 28, 2005	Feb 29, 2004
Other postretirement benefits
Service cost	$705	$688
Interest costs	1,340	1,398
Amortization of prior service costs	(284)	(284)
Amortization of losses	196	379
Total other postretirement expense	$1,957	$2,181

6.                                       FINANCIAL INSTRUMENTS

In January 2005, the Company entered into a $400 million five-year credit facility, which expires in January 2010. This facility replaces the credit facilities totaling $350 million existing on November 30, 2004, of which $125 million would have expired in June 2005 and $225 million would have expired in June 2006.

In addition, in January 2005, the Company filed a $500 million shelf registration statement with the Securities and Exchange Commission, which became effective February 23, 2005. Under the shelf registration, the Company may offer and sell any combination of debt securities in one or more offerings of up to a total dollar amount of $500 million.

In the first quarter of 2005, $170 million of medium-term notes were reclassified to current portion of long-term debt from long-term debt based on their February 1, 2006 maturity date.

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

7.                                       COMMITMENTS AND CONTINGENCIES

During the quarter, Premier Foods, PLC (Premier Foods), a supplier, notified the Company of a market withdrawal of Worcester Sauce supplied by Premier Foods. The product contained Sudan One, a red dye not permitted for food use. In response to Premier Foods’ notification, the Company withdrew all Worcester Sauce products supplied by Premier Foods and any other products containing Worcester Sauce as an ingredient. In the first quarter of 2005, the Company recorded a charge of $0.7 million ($0.5 million after-tax) in cost of goods sold related to this withdrawal. Although the Company expects to be fully indemnified by Premier Foods for these costs, it was premature to record a receivable for such costs in the quarter ended February 28, 2005.  The Company expects additional claims from customers relating to this withdrawal and may incur additional costs associated with this withdrawal.  The Company will likewise seek indemnification for such claims and costs.

8.                                       BUSINESS SEGMENTS

The Company operates in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, condiments and other flavors throughout the world. The consumer segment sells to retail outlets, including grocery, drug, dollar and mass merchandise stores under a variety of brands, including McCormick and Zatarain’s in the U.S., Ducros, Vahine and Silvo in continental Europe, Club House in Canada, and Schwartz in the U.K. The industrial segment sells to other food processors and the restaurant industry both directly and through distributors and warehouse clubs.

The Company measures segment performance based on operating income. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies.  Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost.  Corporate and eliminations includes general corporate expenses and other charges not directly attributable to the segments.

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended February 28, 2005
Net sales	$322,054	$281,569	$—	$603,623
Special charges	—	—	1,300	1,300
Operating income	54,191	16,165	(12,398)	57,958
Income from unconsolidated operations	4,650	806	—	5,456

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended February 29, 2004
Net sales	$299,054	$273,308	$—	$572,362
Special charges	32	11	26	69
Operating income	48,998	25,358	(12,972)	61,384
Income from unconsolidated operations	2,676	585	—	3,261

9.                                       SUBSEQUENT EVENT

On March 31, 2005, the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $100 million fixed rate medium-term notes expected to be issued in late 2005 under the Company’s existing shelf registration statement. The Company’s intention is to cash settle these swaps upon issuance of the medium-term notes thereby effectively locking in the fixed interest rate in effect at the time the swaps were initiated. The proceeds upon issuance of the medium-term notes will be used to pay down maturing long-term debt. The gain or loss on these swaps is deferred in other comprehensive income and will be amortized over the ten-year life of the medium-term notes as a component of interest expense.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the first quarter of 2005 were $603.6 million, an increase of 5.5% above the first quarter of 2004.  Higher volume, prices and product mix contributed 3.2% of the increase, with 2.1% attributable to the 2004 acquisition of Silvo. Favorable foreign exchange rates added 2.3%.

Diluted earnings per share from continuing operations for the first quarter were $0.26 compared to $0.27 in the first quarter of 2004. The earnings decline was due to a lower gross profit margin, higher interest rates, and a higher tax rate. In addition, special charges reduced earnings per share by $0.01.

Gross profit margin for the first quarter of 2005 was down 0.9% to 37.8%, primarily the result of sales of higher cost vanilla.  The Company purchased a strategic supply of vanilla beans in 2003 to ensure an on-going supply of quality product for customers and to manage the cost of this raw material during a period of anticipated short supply of quality vanilla beans.  However, a larger than expected crop caused the cost of vanilla beans currently available on the market to decline rapidly. This has caused significant margin pressure, particularly in the industrial business because of the higher costs associated with the strategic purchase. The Company anticipates this negative impact will continue to be a factor in the second quarter of 2005 as it works through the remainder of the strategic supply and can begin to utilize the lower cost vanilla beans now available in the market. The industrial business in Europe also contributed to the erosion of the gross profit margin in the first quarter of 2005.

For the first quarter, net cash flow used in operating activities was $2.9 million as compared to net cash flow provided by operating activities of $7.7 million a year ago. Contributing to the decrease for the quarter was a $22 million pension contribution made in the first quarter this year versus the second quarter last year. The Company also used net cash flow from financing activities this year of $28.0 million, which consisted of $45.2 million for share repurchases, versus $12.8 million last year, and $21.7 million in dividend payments, a 12.9% increase from last year.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended
	Feb 28, 2005	Feb 29, 2004
	(in thousands)

Net sales	$322,054	$299,054
Operating income	54,191	48,998

For the first quarter of 2005, sales from McCormick’s consumer business increased 7.7% when compared to 2004.  The 2004 acquisition of Silvo added 4.0% to sales, favorable foreign exchange rates added 2.7%, and higher volume, price and product mix added 1.0%.  Consumer sales in the Americas rose 4.2%, with a 5.1% increase from higher prices and favorable product mix and 0.6% from favorable foreign exchange, offset by a 1.5% volume decline.  Price and product mix benefited from the price increase announced in the first quarter for the U.S. business and introduction of new Grillmates products.  Increased sales of grinders and Zatarain’s brand products also benefited product mix. The volume decline related to efforts by the Company’s retail trade customers to reduce inventory levels as they worked through remaining inventory build following the holiday period. Consumer sales in Europe increased 16.2% for the quarter. The 2004 acquisition of Silvo added 12.2%. The remaining net 4.0% increase was a result of a 6.9% increase in foreign exchange rates, offset by a 2.9% decline in volume, price and product mix. The decline is attributable to a poor economy and continuation of difficult market conditions, primarily in France. Discount retail chains continue to gain market share in the retail sector. Sales of a limited selection of the Company’s spices and herbs continue to be under pressure from lower price products offered in discount retail chains.  The Company has increased promotional spending behind these items to support retail trade customers and maintain market share.  While this higher spending is recorded as a reduction of sales and therefore has reduced net sales, the Company has been successful in slowing the shift in sales to this alternative channel in recent quarters. In the Asia/Pacific region, sales decreased 3.6%. A net 5.8% decline in volume, price and product mix more than offset a favorable foreign exchange rates increase of 2.2%. Similar to the U.S., this region was impacted by a reduction in trade inventories both in Australia and in China.

First quarter operating income for the consumer business increased 10.6% compared to the same period of 2004. The operating income increase was driven mainly by increased sales as well as sales of higher-margin products. Operating income margin (operating income as a percentage of sales) increased to 16.8% in the first quarter of 2005 from 16.4% in the comparable period last year.

INDUSTRIAL BUSINESS

	Three months ended
	Feb 28, 2005	Feb 29, 2004
	(in thousands)

Net sales	$281,569	$273,308
Operating income	16,165	25,358

For the first quarter of 2005, sales for the Company’s industrial business increased 3.0% when compared to 2004. Favorable foreign exchange rates added 1.8%, and higher volumes, price and product mix added 1.2%. In the Americas, industrial sales increased 2.1%, the product of a 0.8% increase in price and product mix, a 0.7% increase in foreign exchange rates, and a 0.6% increase in volume.  Lower pricing on vanilla decreased sales and will have some impact on sales throughout 2005. This decrease was more than offset by higher sales to restaurant chains and food service distributors, and higher sales of snack seasonings. Industrial sales in Europe increased 4.0% for the quarter, with a 5.7% increase from foreign exchange and a decrease of 1.7% primarily from lower volume.  Sales continue to be impacted by an initiative to rationalize food service customers and eliminate lower margin SKU’s. In the Asia/Pacific region, industrial sales rose 9.1%, with a 2.0% benefit from favorable foreign exchange. Volume, price and product mix increased 7.1%, with increases in both Australia and China.

In the first quarter of 2005, industrial business operating income decreased 36.3%. The significant decrease was primarily due to lower vanilla pricing in the Americas, in response to the significant drop in vanilla bean costs. Lower operating income in Europe also pressured results, adversely impacted by the mix of customer purchases and product sales during the period. Operating income margin decreased to 5.7% in the first quarter of 2005 from 9.3% in the comparable period last year as a result of the factors discussed above.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) decreased 0.9% to 37.8% in the first quarter of 2005 from 38.7% in the comparable period of the prior year. Gross profit margin in the first quarter of 2005 was negatively impacted by lower vanilla pricing in the Americas industrial business and product mix in the European industrial business. This negative impact more than offset the favorable impact of cost reductions achieved as part of the $70 million cost reduction program begun in 2004. The Company is on track to meet its $25 million cost reduction goal for 2005. The cost reduction target of $25 million includes reduction in both cost of sales and selling, general and administrative expenses.

Selling, general and administrative expenses in the first quarter of 2005 increased 5.4%, in line with the increase in sales. Higher distribution costs related to higher sales volumes and fuel surcharges as well as higher promotion costs more than offset lower advertising spending. Advertising in the first quarter of 2004 was slightly higher than the current period due to increased spending related to product launches during that period. However, advertising and promotional spending combined were similar as a percentage of sales when compared to the first quarter of 2004. Selling, general and administrative expenses as a percentage of sales were 28.0% both in the first quarter of 2005 and the first quarter of 2004.

Pension expense for 2005 is expected to increase approximately 6% over the 2004 expense of $30.0 million.  In connection with the valuation performed at the end of 2004, no changes were made to the assumptions used to determine benefit obligations.

Interest expense in the first quarter of 2005 increased by $1.5 million compared to the first quarter of 2004 due to higher average short-term interest rates.

The effective tax rate for the quarter ended February 28, 2005 was 32.0% versus 30.9% for the quarter ended February 29, 2004. The 2004 rate included the impact of the utilization of certain net operating loss carryforwards. The decrease in available net operating loss carryforwards and mix of earnings among the different taxing jurisdictions in which the Company operates caused the increase in the 2005 effective tax rate.

Income from unconsolidated operations for the quarter increased by $2.2 million to $5.5 million compared to the same period in 2004.  This improvement was driven by significantly higher sales and income from the Company’s joint venture in Mexico. More effective marketing programs and promotions, lower soy oil cost, and new products all contributed to the improved performance in this joint venture.

SPECIAL CHARGES

During the three months ended February 28, 2005, the Company recorded special charges under the 2001 restructuring plan of $1.3 million ($0.9 million after tax).  The costs recorded in 2005 are the final portion of severance and related benefits associated with position eliminations.  During the three months ended February 29, 2004, the Company recorded special charges under the 2001 restructuring plan of $0.1 million.  The costs recorded in 2004 are additional costs related to the consolidation of a manufacturing location.  These expenses were classified in the special charges line in the condensed consolidated statement of income.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $2.0 million as of February 28, 2005, compared to unrealized losses of $2.6 million as of February 29, 2004 and $3.9 million as of November 30, 2004. The notional value of the Company’s portfolio of forward and option contracts was $37.5 million as of February 28, 2005, lower than the $47.4 million as of February 29, 2004 and the $51.1 million as of November 30, 2004.  The reduction in notional value since November 30, 2004 is primarily due to a decrease in foreign exchange contracts covering Canadian dollar exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt.  In addition, the Company uses interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt.  As of February 28, 2005, the Company had a total of $225 million of interest rate swap contracts as discussed below.

On April 1, 2004, the Company entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium term notes on the same day.  This interest rate swap contract receives interest at 3.356% and pays a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of February 28, 2005, the fair value of this swap contract was an unrealized loss of $1.7 million, which is offset by a corresponding decrease in value of the hedged debt, compared to an unrealized loss of $1.4 million as of November 30, 2004. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In August 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate medium-term note maturing on February 1, 2006.  As of February 28, 2005, the fair value of these swap contracts was an unrealized loss of $1.3 million compared to an unrealized gain of $0.6 million in the same period last year and an unrealized loss of $0.9 million as of November 30, 2004.  The unrealized loss on these swap contracts is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized in the condensed consolidated statement of income as the interest rate swaps’ provisions match the applicable provisions of the debt.

In July 2001, the Company entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of February 28, 2005 the fair value of these swap contracts was an unrealized loss of $7.9 million compared to an unrealized loss of $12.1 million in the same period last year and an unrealized loss of $9.5 million as of November 30, 2004.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In January 2005, the Company entered into a $400 million five-year credit facility, which expires in January 2010. This facility replaces the credit facilities totaling $350 million existing on November 30, 2004, of which $125 million would have expired in June 2005 and $225 million would have expired in June 2006.

As of February 28, 2005, there have been no other material changes in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business since November 30, 2004.

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

Due to the nature of the business, the Company generates much of its cash flow in the fourth quarter of the fiscal year.  In the condensed consolidated statement of cash flows, net cash used by operating activities was $2.9 million for the three months ended February 28, 2005 compared to net cash provided by operating activities of $7.7 million in the three months ended February 29, 2004. The decrease in operating cash flow is primarily the result of timing of the annual U.S. pension contribution.  The Company made a $22 million contribution to the U.S. Pension Plan in the first quarter of this year versus the same contribution made in the second quarter of 2004. The use of cash for the pension contribution was partially offset by a higher decrease in accounts receivable compared to the prior year as well as dividends received from unconsolidated affiliates this year of $4.5 million where none were received in the same period last year. The above noted cash flow changes were a result of timing between quarters as opposed to any longer term trends in the business.

Net cash flow from investing activities used cash of $14.0 million in the three months ended February 28, 2005 compared to $12.1 million in the same period last year.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) increased to $14.0 million in 2005 compared to $12.1 million last year. Net capital expenditures for the full year 2005 are expected to be approximately $80 million.

Net cash flow from financing activities used $28.0 million during the three months ended February 28, 2005 compared to $14.0 million used in the same period last year.  Short-term borrowings increased by $25.4 million during 2005 compared to an increase of $7.9 million for the comparable period of 2004. During 2005, the Company received $13.6 million from the issuance of common stock to employees who exercised previously granted stock options compared to $10.1 million from such exercises in the prior year.  In addition, the Company acquired 1.2 million shares for $45.2 million in 2005 under the Company’s share repurchase plan compared to 0.4 million shares for $12.8 million in 2004.  During the second quarter of 2004, the Company completed its $250 million authorization and began to buy against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of February 28, 2005, $102.5 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this authorization to be completed in 2005.  The Company increased dividends paid by 12.9% to $21.7 million in the first quarter of 2005 compared to $19.2 million for the same period of 2004.  Dividends paid in the first quarter of 2005 were declared on November 23, 2004.

The Company’s ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 41.4% as of February 28, 2005, down from 42.2% at February 29, 2004 and up from 40.9% at November 30, 2004.  The increase in short-term borrowings in the current quarter contributed to the slight increase in debt-to-total capital compared to November 30, 2004. During the quarter, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the three months ended February 28, 2005 and 2004 was $243.3 million and $278.3 million, respectively. The current portion of long-term debt increased in the current quarter as compared to November 30, 2004 due to reclassification of $170 million of medium-term notes based on their February 1, 2006 maturity date. The Company intends to fund payment of these notes through internally generated funds and issuance of new notes against its existing shelf registration.

The reported values of the Company’s assets and liabilities have been significantly affected by fluctuations in foreign exchange rates between periods.  During the three months ended February 28, 2005, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $11 million, inventory of approximately $6 million, and goodwill of approximately $27 million and other comprehensive income of approximately $47 million since February 29, 2004.

Management believes that internally generated funds and the Company’s existing sources of liquidity under its credit facilities are sufficient to meet current liquidity needs and longer-term financing requirements.  The Company’s availability of cash under its credit facilities has increased since year-end due to the new $400 million five-year credit facility the Company entered into in January 2005, which replaced the existing $350 million credit facility. If the Company were to undertake an acquisition that requires funds in excess of its existing sources of liquidity, it would look to sources of funding from additional credit facilities or debt and/or equity issuances.

ACCOUNTING AND DISCLOSURE CHANGES

The Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model in the first quarter of 2005. The impact is disclosed in Note 1.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123,”Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is continuing to evaluate the alternatives allowed under the standard, which the Company is required to adopt beginning in the fourth quarter of 2005.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.  Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in the Company’s financial instrument portfolio or market risk exposures since year end.

ITEM 4   CONTROLS AND PROCEDURES

Based on their evaluation as of February 28, 2005, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Strategic Planning & Chief Financial Officer, has concluded that the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f)) during the Company’s last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.   PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2004 to	CS - 0	$—	0	$147.7 million
December 31, 2004	CSNV - 0	$—	0

January 1, 2005 to	CS – 0	$—	0	$147.7 million
January 31, 2005	CSNV - 0	$—	0

February 1, 2005 to	CS – 0	$—	0	$102.5 million
February 28, 2005	CSNV – 1,200,976	$37.66	1,200,976

Total	CS – 0	$—	0	$102.5 million
	CSNV – 1,200,976	$37.66	1,200,976

Note:  During the quarter, the Company continued to purchase against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of February 28, 2005, $102.5 million remained of the $300 million authorization.  Without significant acquisition activity, the Company expects this authorization to be completed in 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	April 1, 2005	By:	/s/ Francis A. Contino
Francis A. Contino Executive Vice President, Strategic Planning & Chief Financial Officer

Date:	April 1, 2005	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr. Vice President & Controller

EXHIBIT INDEX

ITEM 601

EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 33-39582, as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 33-59842, as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 333-104084, as filed with the Securities and Exchange Commission on March 28, 2003

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-K for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on January 27, 2004.

(4)	Instruments defining the rights of security holders, including indentures

(i)  See Exhibit 3 (Restatement of Charter)
(ii) Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.
(iii) Indenture dated December 5, 2000 between Registrant and SunTrust Bank, Incorporated by reference from Exhibit 4(iii) of the Registrant’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003.
Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

(10)	Material contracts

(i)                                     Credit Agreement dated January 25, 2005 among the Registrant and Certain Financial Institutions, incorporated by reference from Exhibit 10 (xv) of the Registrant’s Form 10-K for the period ended November 30, 2004 as filed with the Securities and Exchange Commission on January 27, 2005.

(ii)                                  Amendment No. 1 to the Registrant’s Supplemental Executive Retirement Plan, effective January 1, 2005, incorporated by reference from Exhibit 10 (iv) of the Registrant’s Form 10-K for the period ended November 30, 2004 as filed with the Securities and Exchange Commission on January 27, 2005.*

(iii) The Registrant’s Deferred Compensation Plan, effective January 1, 2005, in which directors, officers and certain other management employees participate, incorporated by reference from Exhibit 10

(xii) of the Registrant’s Form 10-K for the period ended November 30, 2004 as filed with the Securities and Exchange Commission on January 27, 2005.*

(iv)                              Form of Stock Option Agreement between the Registrant and officers of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 7, 2005. *

(v)                                 Form of Stock Option Agreement between the Registrant and certain directors of the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 7, 2005). *

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

*   Management contract or compensatory plan or arrangement.