Form 10-K/A
period 2004-11-30
MCCORMICK & CO INC
filed 2005-05-27
CIK 63754

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2004: $358,238,728

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2004: $4,297,375,756

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

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2004, to include the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2004 and 2003, the Zatarain’s Partnership LP 401(K) Retirement Plan for the years ended December 31, 2004 and 2003, and the Mojave Foods Corporation 401(K) Retirement Plan for the period April 1, 2004 (inception) through November 30, 2004.  This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 11-K

Annual Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2004

Commission File Number 001-14920

THE McCORMICK 401(K) RETIREMENT PLAN

THE ZATARAIN’S PARTNERSHIP LP 401(K) RETIREMENT PLAN

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Full title of plans

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

	ii)	Statements of Net Assets Available For Benefits

	iii)	Statements of Changes in Net Assets Available For Benefits

	iv)	Notes to Financial Statements

		b)	Exhibits:	Consent of Independent Registered Public Accounting Firm.

SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE McCORMICK 401(K) RETIREMENT PLAN

DATE:	May 27, 2005	By:	/s/ Karen D. Weatherholtz
Karen D. Weatherholtz
Senior Vice President - Human Relations and Plan Administrator

THE MCCORMICK 401(K) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2004 and 2003 with Report of Independent Registered Public Accounting Firm

The McCormick 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2004 and 2003

Ernst & Young LLP	Phone:	410-539-79 40
621 East Pratt Street	Fax:	410-783-37 87
Baltimore, Maryland 21202	www.ey.com

Report of Independent Registered Public Accounting Firm

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan as of November 30, 2004 and 2003, and the related statements of changes in net assets available for benefits for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2004 and 2003, and the changes in its net assets available for benefits for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2004 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

May 20, 2005

Baltimore, Maryland

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	November 30
	2004	2003
Assets
Investments:
Securities – at fair value:
McCormick & Company, Incorporated – common stock fund	$145,045,917	$119,148,609
Unaffiliated issuer – Pooled, common and collective funds	28,303,299	25,682,609
Unaffiliated issuer – Mutual funds	160,066,728	143,297,427
Participant loans	4,143,682	3,947,663
Total investments	337,559,626	292,076,308

Receivables:
Employer’s contribution	141,906	140,123
Employees’ contributions	385,666	359,981
Accrued interest and dividends	1,918	1,861
Due from funds for securities sold, net	338,981	—
Total receivables	868,471	501,965
Total assets	338,428,097	292,578,273

Liabilities
Due to funds for securities purchased	—	13,192
Net assets available for benefits	$338,428,097	$292,565,081

See accompanying notes.

The McCormick 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2004	2003	2002
Additions
Employer contributions:
Employer match	$5,684,049	$6,630,495	$7,168,838
Employee contributions	13,265,739	14,628,684	15,705,242
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,382,701	1,908,973	1,902,617
Mutual funds	1,733,516	1,732,392	1,613,852
Interest income	—	—	—
Other, net	490,437	530,705	59,906
	23,556,442	25,431,249	26,450,455

Deductions
Participant withdrawals	24,194,944	37,121,818	17,820,767
Administrative expenses	15,100	19,100	69,567
	24,210,044	37,140,918	17,890,334

Net realized gain/(loss) on investments	5,282,926	(1,245,746)	(3,885,530)
Net unrealized appreciation (depreciation) of investments	41,233,692	37,413,888	(6,983,975)
Net increase/(decrease)	45,863,016	24,458,473	(2,309,384)

Net assets available for benefits at beginning of year	292,565,081	268,106,608	270,415,992
Net assets available for benefits at end of year	$338,428,097	$292,565,081	$268,106,608

See accompanying notes.

The McCormick 401(k) Retirement Plan

Notes to Financial Statements

November 30, 2004

1. Description of the Plan

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company), which incorporates a 401(k) savings and investment option.

Effective March 22, 2002, the Plan was amended to provide that the McCormick & Company, Incorporated common stock fund investment option is designated as an employee stock ownership plan (ESOP). This designation allows participants investing in the McCormick & Company, Incorporated common stock fund to elect to receive, in cash, dividends that are paid on McCormick stock held in their 401(k) Retirement Plan accounts. Dividends may also continue to be reinvested.  The McCormick & Company, Incorporated common stock fund invests principally in common stock of the Plan Sponsor.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives are contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations.

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

On August 12, 2003, the Company completed the sale of substantially all of the operating assets of its packaging segment (Packaging) to the Kerr Group, Inc.  As a result of the sale transaction a substantial number of Packaging employees were terminated from employment with the Company and hired by the Kerr Group, Inc.  Distributions from the Plan relating to the sale of Packaging have been included within participant withdrawals on the statement of changes in net assets in the year ended November 30, 2003.

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

Valuation of Securities and Income Recognition

Investments are stated at aggregate fair value. Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the plan year. Investments for which no sale was reported on that date are valued at the last reported bid price.  Pooled, common and collective funds are valued by the issuer of the funds based on the fund managers’ estimate of the individual closing price of the funds on the last day of the plan year as quoted by the applicable fund issuer.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs.  Unitizing the Fund allows for daily trades.  The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund.  At November 30, 2004, 5,336,037 units were outstanding with a value of approximately $27.18 per unit (6,866,121 units were outstanding with a value of approximately $17.35 per unit at November 30, 2003).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

3. Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service (the IRS) dated February 25, 2004, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. This determination letter covers all amendments to the Plan since its inception and original qualification. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification.  The Plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and therefore, the Plan is qualified and the related trust is tax-exempt.

4. Investments

The Plan’s investments are held in bank-administered trust funds.  The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. (Wells Fargo).  During 2004, 2003 and 2002, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated/(depreciated) in fair value by $46,516,618, $36,168,142 and $(10,869,505), respectively, as follows:

	Year ended November 30
	2004	2003	2002
	Net	Net	Net
	Appreciation	Appreciation	Appreciation
	(Depreciation)	(Depreciation)	(Depreciation)
	in Fair Value	in Fair Value	in Fair Value
	During Year	During Year	During Year
McCormick & Company, Incorporated — common stock	$31,507,826	$21,208,553	$10,624,712
Mutual, Pooled, common and collective funds	15,008,792	14,959,589	(21,494,217)
Total	$46,516,618	$36,168,142	$(10,869,505)

The Plan’s interest and dividend income for the years ended November 30, 2004, 2003, and 2002 was $4,116,217, $3,641,365 and $3,516,469, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	November 30
	2004	2003

McCormick & Company, Incorporated – common stock fund	$145,045,917	$119,148,609
Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund	28,303,299	25,682,609
Mutual Funds:
Fidelity Magellan Fund	41,513,791	41,360,116
Fidelity Growth & Income Portfolio Fund	40,233,185	38,015,194
Fidelity US Bond Index Fund	15,290,106	16,240,275

5. Transactions with Parties-in-Interest

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.  The Plan holds investments in common stock of McCormick & Company, Incorporated, the Parent of the Plan Sponsor, and in funds managed by affiliates of Wells Fargo, the custodial trustee of the Plan.  Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo funds are at the same rates as non-affiliated holders of these securities.

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

7. Subsequent Events

During the Plan Year the Investment Committee determined that the Fremont U. S. Small-Cap Fund (“Fremont Fund) should replace the TCW Galileo Small-Cap Growth Fund (TCW Fund).  Effective October 4, 2004 the Fremont Fund was added and no future contributions were permitted to the TCW Fund.  Between October 4, 2004 and December 8, 2004 participants could transfer assets out of the TCW Fund to any other Plan investment.  On December 8, 2004, the TCW Fund was closed and all remaining assets were transferred to the Fremont Fund.

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004

November 30, 2004

	Shares		Current
Description of Investments	Held	Cost **	Value

McCormick & Company, Incorporated:
Common Stock Fund*	3,955,899		$143,665,779

Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund*	1,380,138		1,380,138

Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund*	777,508		28,303,299

Mutual Funds Investments:
Fidelity Magellan Fund	408,511		41,513,791
Fidelity Growth & Income Portfolio Fund	1,072,786		40,233,185
Fidelity US Bond Index Fund	1,375,088		15,290,106
American EuroPacific Growth Fund	359,248		12,489,950
UAM ICM Small Company Value	275,187		10,341,527
Vanguard S&P 500 Index Fund	85,347		9,281,535
Wells Fargo Growth Balanced Fund*	290,416		8,671,352
Vanguard Windsor II Fund	263,504		7,918,303
TCW Galileo Small Cap Growth Fund	382,833		5,887,498
Harbor Capital Appreciation Fund	88,272		2,452,207
Wells Fargo Moderate Balanced Fund*	95,730		2,150,100
Wells Fargo Strategic Income Fund*	99,153		1,962,221
Wells Fargo Strategic Growth Allocation Fund*	83,929		1,165,772
Fremont U.S. Small-Cap Fund	60,049		709,181

Participant loans (5.25% - 9.75% annual interest rates)*			4,143,682
			$337,559,626

*                 Indicates parties-in-interest to the Plan

**          Historical cost has been omitted, as all investments are participant directed

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated May 20, 2005 with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2004, our report dated May 25, 2005 with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2004 and our report dated May 25, 2005 with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, LP 401(k) Retirement Plan for the year ended December 31, 2004, all included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No. 1.

Form	Registration Number	Date Filed

S-8	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

/s/ Ernst & Young LLP

May 26, 2005

Baltimore, Maryland

Required Information

Items 1 through 3:  Not required; see Item 4 below.

Item 4.  Plan Financial Statements and Schedules Prepared in accordance with the financial reporting requirements of ERISA.

a)	i)	Report of Independent Registered Public Accounting Firm

	v)	Statements of Net Assets Available For Benefits

	vi)	Statements of Changes in Net Assets Available For Benefits

	vii)	Notes to Financial Statements

		b)	Exhibits:	Consent of Independent Registered Public Accounting Firm.

SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE ZATARAIN’S PARTNERSHIP LP 401(K) RETIREMENT PLAN

DATE:	May 27, 2005	By:	/s/ Regina Templet
Regina Templet
Director of Finance – Zatarain’s Brands and Plan Administrator

THE ZATARAIN’S PARTNERSHIP, LP 401(K) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2004 and 2003 with Report of Independent Registered Public Accounting Firm

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2004 and 2003

Contents

Report of Independent Registered Public Accounting Firm

Audited Financial Statements

Statements of Net Assets Available for Benefits
Statements of Changes in Net Assets Available for Benefits
Notes to Financial Statements

Supplemental Schedule

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

Ernst & Young LLP	Phone:	410-539-7940
621 East Pratt Street	Fax:	410-783-3787
Baltimore, Maryland 21202	www.ey.com

Report of Independent Registered Public Accounting Firm

Investment Committee

McCormick & Company, Incorporated (on behalf of the Zatarain’s Partnership, LP 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of Zatarain’s Partnership, LP 401(k) Retirement Plan as of December 31, 2004 and 2003, and the related statements of changes in net assets available for benefits for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2004 and 2003, and the changes in its net assets available for benefits for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2004 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

May 25, 2005

Baltimore, Maryland

1

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	December 31
	2004	2003
Assets
Investments:
Securities – at fair value:
McCormick & Company, Incorporated – common stock fund	$41,532	$—
Unaffiliated issuer – Pooled, common and collectivefunds	727,279	681,946
Unaffiliated issuer – Mutual funds	4,804,063	3,715,609
Participant loans	13,054	8,943
Total investments	5,585,928	4,406,498

Receivables:
Employer’s contribution	346,564	329,413
Employees’ contributions	26,001	16,822
Accrued interest and dividends	164	—
Total receivables	372,729	346,235
Net assets available for benefits	$5,958,657	$4,752,733

See accompanying notes.

2

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended December 31
	2004	2003
Additions
Contributions:
Employer contributions	$435,442	$427,071
Employee contributions	404,604	396,448
Earnings from investments:
Dividends:
McCormick & Company, Incorporated common stock fund	460	—
Mutual funds	34,842	77,591
Other, net	19,353	—
	894,701	901,110

Deductions
Participant withdrawals	144,756	435,475
Administrative expenses	12,643	1,360
	157,399	436,835

Net realized gain on investments	50,537	—
Net unrealized appreciation of investments	418,085	631,784
Net increase	1,205,924	1,096,059

Net assets available for benefits at beginning of year	4,752,733	3,656,674
Net assets available for benefits at end of year	$5,958,657	$4,752,733

See accompanying notes.

3

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Notes to Financial Statements

December 31, 2004

1.  Description of the Plan

The Zatarain’s Partnership, L.P. 401(k) Retirement Plan (the “Plan”) is a defined contribution plan sponsored by Zatarain’s Partnership, L.P. (the “Company”), which incorporates a 401(k) savings and investment option.  The Plan has been in existence since 1990, and the investment option in Common Stock of McCormick & Company, Incorporated was added April 1, 2004.  The Company is wholly owned by McCormick & Company, Incorporated.  The Plan covers all full time employees of Zatarain’s Partnership, L.P. who have completed one year of service.

The following description of the Plan provides only general information.  Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives are contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations.  The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation.  The Company may also contribute annually 3% of an employee’s eligible compensation as a profit sharing contribution.  An employee is required to have at least one year of service to be eligible for matching or profit sharing contributions.

Participants are immediately vested in their contributions and the profit sharing contribution and all earnings on their vested balances.  The Company’s matching contributions vest as follows:  after 2 years of service – 20%; after 3 years of service – 40%; after 4 years of service – 60%; after 5 years of service – 100%.

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant.  At each plan year end, the employer contribution was unallocated.  Forfeitures of Company contributions are used to offset future Company contributions.

Participants are permitted to take loans against their contributions to the Plan, subject to a $1,000 minimum.  The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less.  The Plan Sponsor determines the interest rate for loans based on current market rates.

4

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years.  Longer terms are available for loans taken to purchase, construct or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave the account balance invested in the Plan, elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance.  Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance.

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

Valuation of Securities and Income Recognition

Investments are stated at aggregate fair value. Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the plan year. Investments for which no sale was reported on that date are valued at the last reported bid price.  Pooled, common and collective funds are valued by the issuer of the funds based on the fund managers’ estimate of the individual investments held by the fund.  Mutual funds are valued at the closing price of the funds on the last day of the plan year as quoted by the applicable fund issuer.

5

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

The McCormick Stock Fund (the Fund) became an investment option for participants in 2004.  The Fund is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs.  Unitizing the Fund allows for daily trades.  The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund.  At December 31, 2004, 4,496 units were outstanding with a value of approximately $9.24 per unit.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Administrative Expenses

Administrative services are provided by the Company which serves as the Plan Sponsor, and McCormick & Company, Incorporated without cost to the Plan; however, custodial trustee and investment advisors’ fees and other direct expenses are paid by the Plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

6

3. Income Tax Status

The Plan is a prototype plan.  The underlying standardized prototype plan has received an opinion letter from the Internal Revenue Service dated August 30, 2001, stating that the written form of the underlying prototype document is qualified under Section 401(a) of the Internal Revenue Code (the “Code”), and that any employer adopting this form of the plan will be considered to have a plan qualified under Section 401(a) of the Code. Therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Investments

The Plan’s investments are held in bank-administered trust funds.  The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. (Wells Fargo).    During 2004 and 2003, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated/(depreciated) in fair value by $468,622 and $631,784 as follows:

	Net Appreciation (Depreciation) in Fair Value During Year ended December 31
	2004	2003

McCormick & Company, Incorporated—common stock	$4,664	$—
Pooled, common and collective funds	25,792	—
Mutual funds	438,166	631,784
Total	$468,622	$631,784

The Plan’s interest and dividend income for the years ended December 31, 2004 and 2003 was $35,302 and $77,591, respectively.

7

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	December 31
	2004	2003
Mutual Funds:
Harbor Capital Appreciation Fund	$1,437,128	$1,199,660
American Funds EuriPacific Growth Fund	1,154,085	870,004
Wells Fargo Growth Balanced Fund	956,248	904,510
Vanguard S&P 500 Index Fund	735,313	618,431
Wells Fargo Stable Return Fund	727,279	681,946

5. Transactions with Parties-in-Interest

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.  The Plan holds investments in common stock of McCormick & Company, Incorporated, the Parent of the Plan Sponsor, and in funds managed by affiliates of Wells Fargo, the custodial trustee of the Plan.  Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo funds are at the same rates as non-affiliated holders of these securities.

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

8

Supplemental Schedule

9

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004

December 31, 2004

	Shares		Current
Description of Investments	Held	Cost**	Value

McCormick & Company, Incorporated:
Common stock*	985		$38,021

Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund*	3,511		3,511

Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund*	19,654		727,279

Mutual Funds Investments:
Harbor Capital Appreciation Fund	50,127		1,437,128
American Funds EuroPacific Growth	32,391		1,154,085
Wells Fargo Growth Balanced Fund*	31,960		956,248
Vanguard S&P 500 Index Fund	6,586		735,313
ICM Small Company Portfolio Fund	4,210		154,504
Vanguard Windsor II Fund	4,917		151,095
Wells Fargo Moderate Balanced Fund*	6,352		138,548
Fremont U.S. Small-Cap Fund	2,753		33,917
Fidelity U.S. Bond Index	1,701		18,953
Wells Fargo Strategic Growth Allocation*	897		12,671
Fidelity Growth & Income Portfolio Fund	189		7,221
Wells Fargo Strategic Income Fund*	226		4,380

Participant loans (5.00% - 8.00% annual interest rates) *	—		13,054
	166,459		$5,585,928

*      Indicates parties-in-interest to the Plan

**   Historical cost has been omitted, as all investments are participant directed

10

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated May 20, 2005 with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2004, our report dated May 25, 2005 with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2004 and our report dated May 25, 2005 with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, LP 401(k) Retirement Plan for the year ended December 31, 2004, all included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No. 1.

Form	Registration Number	Date Filed

S-8	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

/s/ Ernst & Young LLP

May 26, 2005
Baltimore, Maryland

11

Required Information

Items 1 through 3:  Not required; see Item 4 below.

Item 4.  Plan Financial Statements and Schedules Prepared in accordance with the financial reporting requirements of ERISA.

a)	i)	Report of Independent Registered Public Accounting Firm

	viii)	Statements of Net Assets Available For Benefits

	ix)	Statements of Changes in Net Assets Available For Benefits

	x)	Notes to Financial Statements

		b)	Exhibits:Consent of Independent Registered Public Accounting Firm.

SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE:	May 27, 2005	By:	/s/ Craig Berger
Craig Berger
Director of Finance – Mojave Foods Corporation
and Plan Administrator

THE MOJAVE FOODS CORPORATION 401( K ) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Period April 1, 2004 (inception) through November 30, 2004 with Report of Independent Registered Public Accounting Firm

The Mojave Foods Corporation 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Period April 1, 2004 (inception) through November 30, 2004

Ernst & Young LLP	Phone:	410-539-7940
621 East Pratt Street	Fax:	410-783-3787
Baltimore, Maryland 21202		www.ey.com

Report of Independent Registered Public Accounting Firm

Investment Committee

McCormick & Company, Incorporated (on behalf of the Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statement of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan as of November 30, 2004, and the related statement of changes in net assets available for benefits for the period April 1, 2004 (inception) through November 30, 2004. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2004, and the changes in its net assets available for benefits for the period April 1, 2004 (inception) through November 30, 2004, in conformity with U.S. generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2004 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernet & Young LLP

May 25, 2005
Baltimore, Maryland

1

The Mojave Foods Corporation 401(k) Retirement Plan

Statement of Net Assets Available for Benefits

November 30, 2004

Assets
Investments:
Securities – at fair value:
McCormick & Company, Incorporated – common stock fund	$7,947
Unaffiliated issuer – Pooled, common and collective funds	15,823
Unaffiliated issuer – Mutual funds	110,997
Total investments	134,767

Receivables:
Employer’s contribution	7,955
Employees’ contributions	2,040
Accrued interest and dividends	1
Total receivables	9,996
Net assets available for benefits	$144,763

See accompanying notes.

2

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

Period April 1, 2004 (inception) through November 30, 2004

Additions
Contributions:
Employer matching contributions	$7,955
Employee pre-tax contributions	90,108
Employee rollover contributions	40,682
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	35
Mutual funds	278
139,058

Deductions
Participant withdrawals	615
615

Net realized gain on investments	47
Net unrealized appreciation of investments	6,273
Net increase	144,763

Net assets available for benefits at beginning of period	—
Net assets available for benefits at end of period	$144,763

See accompanying notes.

3

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to Financial Statements

November 30, 2004

1.  Description of the Plan

The Mojave Foods Corporation 401(k) Retirement Plan (the “Plan”) is a defined contribution plan sponsored by Mojave Foods Corporation (the “Company”), which incorporates a 401(k) savings and investment option.  The Company is a wholly owned subsidiary of McCormick & Company, Incorporated.  The Plan covers substantially all full time employees of Mojave Foods Corporation who have completed six months of service.  Employees classified as “leased employees” of the Company are not eligible for participation.

The Plan began April 1, 2004.  The following description of the Plan provides only general information.  Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives are contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations.  Employees may participate after six months of service.  The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made during the plan year.  Participants are immediately vested in Company contributions for which they are eligible on the last day of the plan year.  During the period April 1, 2004 (inception) through November 30, 2004, the Company made a discretionary matching contribution of 10% of eligible employee pre-tax contributions.  At November 30, 2004, employer contributions receivable are unallocated.  Forfeitures of the Company contributions, if any, are used to reduce future Company contributions.  Participants are immediately vested in their contributions, in earnings on their contributions and in earnings on vested Company contributions.

Participant contributions are invested in the Plan’s investment funds as directed by the participant.

4

Participants are permitted to take loans against their contributions to the Plan, subject to a $500 minimum.  The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less.  The Plan Sponsor determines the interest rate for loans based on current market rates.  Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years.  Longer terms are available for loans taken to purchase, construct or substantially rehabilitate a primary home for the participant or the participant’s immediate family.  At November 30, 2004, there were no participant loans outstanding.

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave the account balance invested in the Plan, elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance.  Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance.

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

Valuation of Securities and Income Recognition

Investments are stated at aggregate fair value. Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the plan year. Investments for which no sale was reported on that date are valued at the last reported bid price.  Pooled, common and collective funds are valued by the issuer of the funds based on the fund managers’ estimate of the individual investments held by the fund.  Mutual funds are valued at the

5

closing price of the funds on the last day of the plan year as quoted by the applicable fund issuer.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs.  Unitizing the Fund allows for daily trades.  The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund.  At November 30, 2004, 822 units were outstanding with a value of approximately $9.67 per unit.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Administrative Expenses

Administrative services are provided by the Company which serves as the Plan Sponsor, and McCormick & Company, Incorporated, without cost to the Plan; however, custodial trustee and investment advisors’ fees and other direct expenses, if incurred, will be paid by the Plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

6

3. Income Tax Status

The Plan is a prototype plan.  The underlying standardized prototype plan has received an opinion letter from the Internal Revenue Service dated August 30, 2001, stating that the written form of the underlying prototype document is qualified under Section 401(a) of the Internal Revenue Code (the “Code”), and that any employer adopting this form of the plan will be considered to have a plan qualified under Section 401(a) of the Code. Therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4. Investments

The Plan’s investments are held in bank-administered trust funds.  The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. (Wells Fargo).  During the period from April 1, 2004 (inception) through November 30, 2004, the Plan’s investments (including investments bought, sold, or held throughout the period) appreciated/(depreciated) in fair value by $6,320 as follows:

Net
Appreciation
(Depreciation)
in Fair Value
During Period

McCormick & Company, Incorporated – common stock	$339
Pooled, Common and Collective Funds	188
Mutual funds	5,783
Total	$6,320

The Plan’s interest and dividend income for the period April 1, 2004 (inception) through November 30, 2004 was $313.

7

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

November 30
2004

McCormick & Company, Incorporated – common stock fund	$7,947
Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund	15,823
Mutual Funds:
ICM Small Company Portfolio Fund	21,924
Wells Fargo Strategic Growth Allocation Fund	16,376
Fidelity Growth & Income Portfolio Fund	16,025
Vanguard S&P 500 Index Fund	15,830
Fidelity US Bond Index Fund	12,853
Vanguard Windsor II Fund Inc.	8,040

5. Transactions with Parties-in-Interest

Fees paid during the period for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services.  The Plan holds investments in common stock of McCormick & Company, Incorporated, the Parent of the Plan Sponsor, and in funds managed by affiliates of Wells Fargo, the custodial trustee of the Plan.  Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo funds are at the same rates as non-affiliated holders of these securities.

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

8

Supplemental Schedule

9

The Mojave 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004

November 30, 2004

	Shares		Current
Description of Investments	Held	Cost **	Value

McCormick & Company, Incorporated:
Common stock*	201		$7,326

Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund*	621		621

Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund*	429		15,823

Mutual Fund Investments:
ICM Small Company Portfolio Fund	583		21,924
Wells Fargo Strategic Growth Allocation Fund	1,179		16,376
Fidelity Growth & Income Portfolio Fund	427		16,025
Vanguard S&P 500 Index Fund	146		15,830
Fidelity US Bond Index Fund	1,156		12,853
Vanguard Windsor II Fund Inc.	268		8,040
Wells Fargo Growth Balanced Fund*	171		5,109
Wells Fargo Strategic Income Fund*	211		4,179
American Funds EuroPacific Growth Fund	99		3,447
Harbor Capital Appreciation Fund	90		2,487
Fidelity Magellan Fund #21	24		2,413
Wells Fargo Moderate Balanced Fund*	103		2,314
			$134,767

*      Indicates parties-in-interest to the Plan

**   Historical cost has been omitted, as all investments are participant directed

10

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Incorporated and subsidiaries and in the related Prospectuses (if applicable) of our report dated May 20, 2005 with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2004, our report dated May 25, 2005 with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2004 and our report dated May 25, 2005 with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, LP 401(k) Retirement Plan for the year ended December 31, 2004, all included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No. 1.

Form	Registration Number	Date Filed

S-8	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

/s/ Ernst & Young LLP

May 26, 2005
Baltimore, Maryland

11