Form 10-Q
period 2005-05-31
MCCORMICK & CO INC
filed 2005-06-30
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2005

Common Stock	14,810,349

Common Stock Non-Voting	119,078,805

PART I – FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Net sales	$628,571	$596,164	$1,232,195	$1,168,526
Cost of goods sold	387,225	364,238	762,680	714,913

Gross profit	241,346	231,926	469,515	453,613

Selling, general and administrative expense	170,864	168,652	339,775	328,885
Special (credits)/charges	(670)	(6,448)	630	(6,379)

Operating income	71,152	69,722	129,110	131,107

Interest expense	11,942	9,695	23,026	19,267
Other (income)/expense, net	97	(536)	43	(684)

Income from consolidated operations before income taxes	59,113	60,563	106,041	112,524

Income taxes	18,916	18,713	33,933	34,769

Net income from consolidated operations	40,197	41,850	72,108	77,755

Income from unconsolidated operations	3,802	1,825	9,258	5,085
Minority interest	(1,205)	(822)	(2,537)	(1,881)

Net income	$42,794	$42,853	$78,829	$80,959

Earnings per common share - basic	$0.32	$0.31	$0.58	$0.59

Average shares outstanding - basic	134,742	137,679	135,193	137,519

Earnings per common share - diluted	$0.31	$0.30	$0.56	$0.57

Average shares outstanding - diluted	138,739	142,494	139,586	142,133

Cash dividends paid per common share	$0.16	$0.14	$0.32	$0.28

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	May 31, 2005	May 31, 2004	November 30, 2004
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$20,096	$16,125	$70,335
Receivables, net	328,117	309,700	407,645
Inventories
Raw materials and supplies	148,643	172,067	153,481
Finished products and work-in process	196,638	201,907	196,699
	345,281	373,974	350,180
Prepaid expenses and other current assets	45,560	37,416	35,917
Total current assets	739,054	737,215	864,077

Property, plant and equipment	977,089	941,964	989,005
Less: accumulated depreciation	(505,594)	(485,408)	(502,398)
Total property, plant and equipment, net	471,495	456,556	486,607

Goodwill, net	674,757	612,951	712,907
Intangible assets, net	114,962	114,554	115,187
Prepaid allowances	50,078	79,711	56,807
Investments and other assets	136,317	129,287	134,064

Total assets	$2,186,663	$2,130,274	$2,369,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$194,796	$125,658	$140,153
Current portion of long-term debt	226,659	17,152	33,027
Trade accounts payable	167,816	166,188	195,068
Other accrued liabilities	293,329	295,475	404,446
Total current liabilities	882,600	604,473	772,694

Long-term debt	271,202	495,884	464,957
Other long-term liabilities	197,745	204,900	211,290
Total liabilities	1,351,547	1,305,257	1,448,941

Minority interest	29,128	23,780	30,962

Shareholders’ Equity
Common stock	149,272	118,067	130,037
Common stock non-voting	222,855	194,125	206,056
Retained earnings	375,721	448,463	434,070
Accumulated other comprehensive income	58,140	40,582	119,583

Total shareholders’ equity	805,988	801,237	889,746

Total liabilities and shareholders’ equity	$2,186,663	$2,130,274	$2,369,649

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	May 31,
	2005	2004

Cash flows from operating activities
Net income	$78,829	$80,959
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	35,493	34,702
Income from unconsolidated operations	(9,258)	(5,085)
Changes in operating assets and liabilities	(47,504)	(31,943)
Dividends from unconsolidated affiliates	9,020	900
Net cash flow from operating activities	66,580	79,533

Cash flows from investing activities
Capital expenditures	(30,316)	(27,654)
Proceeds from sale of property, plant and equipment	488	1,271
Net cash flow from investing activities	(29,828)	(26,383)

Cash flows from financing activities
Short-term borrowings, net	54,686	(28,686)
Long-term debt borrowings	5	49,788
Long-term debt repayments	(352)	(260)
Proceeds from exercised stock options	28,983	31,273
Common stock acquired by purchase	(120,732)	(80,740)
Dividends paid	(43,337)	(38,561)
Net cash flow from financing activities	(80,747)	(67,186)

Effect of exchange rate changes on cash and cash equivalents	(6,244)	5,020

Decrease in cash and cash equivalents	(50,239)	(9,016)
Cash and cash equivalents at beginning of period	70,335	25,141

Cash and cash equivalents at end of period	$20,096	$16,125

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

The results of consolidated operations for the three and six month periods ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.  Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half.  The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business, where customers purchase for the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

Accounting and Disclosure Changes

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123,”Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. The cost will be recognized over the vesting period of the plans. Pro-forma compensation expense related to stock options subject to accelerated vesting upon retirement is currently recognized over the entire period of actual employment (up to the date of actual retirement). Upon adoption of SFAS No. 123R, compensation expense related to accelerated vesting will be recognized up to the date on which the employee becomes eligible to retire, regardless of the date on which the employee actually retires. If there are no changes made to the Company’s stock option plan, the Company now believes this change will have a material effect upon adoption of this statement. The Company is continuing to evaluate the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation clarifies the accounting for a conditional asset retirement obligation as identified in SFAS No. 143, “Accounting for Asset Retirement

Obligations.” Interpretation No. 47 is effective for fiscal years ending after December 15, 2005. The Company believes there will be no material effect upon adoption of this statement.

Stock Based Employee Compensation

The Company uses the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock options issued to employees and directors.  Accordingly, no compensation expense is recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Pro-forma compensation expense related to stock options subject to accelerated vesting upon retirement is recognized over the period of employment up to the date of actual retirement.

In the first quarter of 2005, the Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model. This change was made in order to provide a better estimate of fair value. The Binomial model can incorporate a range of possible outcomes over an option’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior. In accordance with APB 20, “Accounting Changes,” this change was made for options granted to employees and directors beginning in the first quarter of 2005. A total of 2.4 million stock options were granted in the first quarter of 2005 at a weighted average fair value of $7.47 per share. The Black-Scholes model would have produced a value that was approximately 15% higher. The three and six month after-tax decrease in pro forma stock based employee compensation expense as a result of this change was approximately $0.2 million and $0.3 million, respectively, and is reflected in the table below. The 2005 decrease in pro forma stock based employee compensation expense is anticipated to be approximately $0.6 million ($0.4 million after-tax). The employee stock purchase plan continues to be valued using the Black-Scholes model as employee exercise patterns are not relevant to this plan.

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(in thousands)

Net income as reported	$42,794	$42,853	$78,829	$80,959
Add: stock based employee compensation expense recorded, net of tax	49	428	124	447
Deduct: pro forma stock based employee compensation expense, net of tax	(3,253)	(3,666)	(7,238)	(6,555)
Pro forma net income	$39,590	$39,615	$71,715	$74,851

Earnings per common share:
Basic - as reported	$0.32	$0.31	$0.58	$0.59
Basic - pro forma	$0.29	$0.29	$0.53	$0.54

Diluted - as reported	$0.31	$0.30	$0.56	$0.57
Diluted - pro forma	$0.29	$0.28	$0.51	$0.53

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.  The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.                             SPECIAL (CREDITS)/CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. As of May 31, 2005, the targeted 392 position reductions had taken place.

The total cost of the plan was $32.8 million ($22.3 million after tax). Total cash expenditures were $22.9 million, funded through internally generated funds.  The Company does not expect to incur any other costs related to the plan.

The Company recorded a credit in special charges under the 2001 restructuring plan of $0.7 million ($0.5 million after tax) for the three months ended May 31, 2005 and recorded $0.6 million ($0.4 million after tax) of special charges for the six months ended May 31, 2005. The credit was an adjustment of previously accrued severance costs which were over accrued. The costs recorded in 2005 are the final portion of severance and related benefits associated with position eliminations. During the three and six months ended May 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $2.2 million ($1.5 million after tax) and $2.3 million ($1.6 million after tax).  The costs recorded in 2004 are costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  These expenses were classified in the special (credits)/charges line in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of May 31, 2005 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2004	$4,055	$—	$378	$4,433
Special charges	630	—	—	630
Amounts utilized	(4,456)	—	(366)	(4,822)
May 31, 2005	$229	$—	$12	$241

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

3.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2005	2004	2005	2004

Average shares outstanding - basic	134,742	137,679	135,193	137,519
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,997	4,815	4,393	4,614
Average shares outstanding - diluted	138,739	142,494	139,586	142,133

During the quarter ended May 31, 2005, the Company issued 834,530 shares of common stock under its stock option and employee stock purchase plans and repurchased 2,156,600 shares of common stock in connection with its stock repurchase program.  During the six months ended May 31, 2005, the Company issued 1,681,002 shares of common stock under its stock option and employee stock purchase plans and repurchased 3,357,576 shares of common stock in connection with its stock repurchase program. During the quarter ended May 31, 2004, the Company issued 1,567,924 shares of common stock under its stock option and employee stock purchase plans and repurchased 1,999,791 shares of common stock in connection with its stock repurchase program.  During the six months ended May 31, 2004, the Company issued 2,341,701 shares of common stock under its stock option and employee stock purchase plans and repurchased 2,416,271 shares of common stock in connection with its stock repurchase program. Under its stock option plans, the Company may issue shares on a net basis at the request of the option holder.  This occurs when the option price is settled by tendering outstanding shares held for at least six months by the option holder.

4.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2005	2004	2005	2004

Net income	$42,794	$42,853	$78,829	$80,959
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	1,245	729	1,015	(770)
Net unrealized gain on investments	—	109	—	598
Foreign currency translation adjustments	(63,142)	(28,365)	(62,877)	17,595
Derivative financial instruments	(2,313)	4,015	419	3,148
Comprehensive (loss)/income	$(21,416)	$19,341	$17,386	$101,530

5.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of the Company’s pension expense for the three months ended May 31, 2005 and 2004 (in thousands):

	United States		International
	2005	2004	2005	2004
Defined benefit plans
Service cost	$2,977	$2,910	$1,410	$1,289
Interest costs	5,165	4,945	1,905	1,594
Expected return on plan assets	(5,083)	(4,649)	(1,752)	(1,661)
Amortization of prior service costs	4	4	19	18
Amortization of transition assets	—	—	(22)	(21)
Recognized net actuarial loss	2,858	2,872	315	143
Total pension expense	$5,921	$6,082	$1,875	$1,362

The following table presents the components of the Company’s pension expense for the six months ended May 31, 2005 and 2004 (in thousands):

	United States		International
	2005	2004	2005	2004
Defined benefit plans
Service cost	$5,954	$5,819	$2,835	$2,575
Interest costs	10,330	9,890	3,830	3,186
Expected return on plan assets	(10,166)	(9,299)	(3,523)	(3,321)
Amortization of prior service costs	8	8	37	35
Amortization of transition assets	—	—	(44)	(41)
Recognized net actuarial loss	5,716	5,745	633	284
Total pension expense	$11,842	$12,163	$3,768	$2,718

On December 31, 2004, the Company paid $22 million for its annual contribution to its major U.S. pension plan. Contributions to international plans are generally funded throughout the year.  Total contributions to the Company’s pension plans in 2005 are expected to be approximately $38.3 million.

The following table presents the components of the Company’s other postretirement benefits expense for the three and six months ended May

31, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2005	2004	2005	2004
Other postretirement benefits
Service cost	$881	$646	$1,586	$1,334
Interest costs	1,169	1,314	2,508	2,712
Amortization of prior service costs	(284)	(284)	(567)	(568)
Amortization of (gains)/losses	(77)	265	119	644
Total other postretirement expense	$1,689	$1,941	$3,646	$4,122

6.                    FINANCIAL INSTRUMENTS

On March 31, 2005, the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $100 million fixed rate medium-term notes expected to be issued in late 2005 under the Company’s existing shelf registration statement. The Company’s intention is to cash settle these swaps upon issuance of the medium-term notes thereby effectively locking in the fixed interest rate in effect at the time the swaps were initiated. The Company has designated these outstanding interest rate swap contracts, which expire on December 15, 2005, as hedges of the variability in cash flows in the future quarterly interest payments on the debt due to changes in the benchmark interest rate that will occur in the period prior to issuance. The proceeds upon issuance of the medium-term notes will be used to pay down maturing long-term debt. The gain or loss on these swaps is deferred in other comprehensive income and will be amortized over the ten-year life of the medium-term notes as a component of interest expense. Hedge ineffectiveness associated with these hedges was not material in the quarter.

In January 2005, the Company entered into a $400 million five-year credit facility, which expires in January 2010. This facility replaces the credit facilities totaling $350 million existing on November 30, 2004, of which $125 million would have expired in June 2005 and $225 million would have expired in June 2006.

In addition, in January 2005, the Company filed a $500 million shelf registration statement with the Securities and Exchange Commission, which became effective February 23, 2005. Under the shelf registration statement, the Company may offer and sell any combination of debt securities in one or more offerings of up to a total dollar amount of $500 million.

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

7.                    COMMITMENTS AND CONTINGENCIES

In the first quarter of 2005, Premier Foods, PLC (Premier Foods), a supplier, notified the Company of a market withdrawal of Worcester Sauce supplied by Premier Foods. The product contained Sudan One, a red dye not permitted for food use. In response to Premier Foods’ notification, the Company withdrew all Worcester Sauce products supplied by Premier Foods and any other products containing Worcester Sauce as an ingredient. In the first quarter of 2005, the Company recorded a charge of $0.7 million ($0.5 million after-tax) in cost of goods sold related to this withdrawal. Although the Company expects to be fully indemnified by Premier Foods for these costs, it is premature to record a receivable for such costs as of May 31, 2005. The Company has not had additional claims from customers in the second quarter of 2005. The Company expects to be fully indemnified for costs incurred and will file a claim for damages in due course.

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

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended May 31, 2005
Net sales	$323,796	$304,775	$—	$628,571
Special (credits)/charges	—	—	(670)	(670)
Operating income	54,124	27,698	(10,670)	71,152
Income from unconsolidated operations	2,957	845	—	3,802

Six months ended May 31, 2005
Net sales	$645,851	$586,344	$—	$1,232,195
Special (credits)/charges	—	—	630	630
Operating income	108,315	43,863	(23,068)	129,110
Income from unconsolidated operations	7,607	1,651	—	9,258

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended May 31, 2004
Net sales	$297,338	$298,826	$—	$596,164
Special (credits)/charges	23	2,179	(8,650)	(6,448)
Operating income	45,616	28,913	(4,807)	69,722
Income from unconsolidated operations	1,310	515	—	1,825

Six months ended May 31, 2004
Net sales	$596,392	$572,134	$—	$1,168,526
Special (credits)/charges	55	2,190	(8,624)	(6,379)
Operating income	94,614	54,271	(17,778)	131,107
Income from unconsolidated operations	3,975	1,110	—	5,085

ITEM 2                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the second quarter of 2005 rose to $628.6 million, an increase of 5.4% above the second quarter of 2004.  New products, effective marketing programs and incremental sales from the Silvo business acquired in 2004 drove an increase of 3.6%, with 1.8% attributable to Silvo. Favorable foreign exchange rates added 1.8%. Sales for the six months ended May 31, 2005 were $1,232.2 million, an increase of 5.4% above the same period of the previous year.  Higher volume, higher prices and favorable product mix contributed 3.4% of the increase, with 1.9% attributable to Silvo. Favorable foreign exchange rates added 2.0%.

Diluted earnings per share for the second quarter of 2005 were $0.31 compared to $0.30 in the second quarter of 2004. Higher operating income added $0.01 to earnings per share and was the net result of an increase in sales, lower gross profit margin, and the effect of income related to the settlement of a class action lawsuit that was recorded in the second quarter of 2004. Higher cost vanilla beans continued to have a negative impact on gross profit margin in the second quarter, resulting in a decrease in earnings per share of $0.02 to $0.03. The Company purchased a strategic supply of vanilla beans in 2003 to ensure an ongoing supply of quality product for customers and manage the cost of this raw material. However, a larger than expected high quality crop caused vanilla bean costs to drop rapidly and as projected, the Company is experiencing significant margin pressure, particularly in the industrial business. Gross profit margin was also affected by additional operational accounting adjustments recorded in cost of goods sold for both the consumer and industrial segments related to the condiment operation in the U.K. They were recorded as a result of an extensive review of operational accounting in the Company’s condiment plants and resulted in a $0.02 earnings per share negative impact this period. Earnings per share this period were also impacted by higher income from the Company’s joint venture in Mexico and lower shares outstanding.  These positive factors were offset by higher interest rates and a higher tax rate.

Diluted earnings per share from continuing operations for the six months ended May 31, 2005 were $0.56 compared to $0.57 for the same period of 2004, a decrease of 1.8%.  Despite a 5.4% sales increase, earnings declined due to lower gross profit margin, additional operational accounting adjustments related to the condiment operation in the U.K., as well as higher interest rates and tax rate.

For the six months ended May 31, 2005, net cash flow from operating activities was $66.6 million as compared to $79.5 million for the same period last year. In 2005, the Company used operating cash flow and additional borrowings to fund $120.7 million of share repurchases and $43.3 million of dividend payments. In 2004, the Company used operating cash flow and additional borrowings to fund $80.7 million of share repurchases and $38.6 million of dividend payments.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
	2005	2004	2005	2004
	(in thousands)

Net sales	$323,796	$297,338	$645,851	$596,392
Operating income	54,124	45,616	108,315	94,614

For the second quarter of 2005, sales from McCormick’s consumer business rose 8.9% when compared to 2004.  Higher volume added 5.1% to sales of which 3.6% was due to the acquisition of Silvo. Favorable price and product mix added 2.0% and favorable foreign exchange rates added 1.8%.  In the Americas, sales increased 5.3%, with a 2.8% increase from favorable price and product mix, 1.8% from higher volume, and 0.7% from favorable foreign exchange rates.  Price and product mix benefited from the price increase announced in the first quarter of 2005 for the U.S. business. The early introduction of new Grillmates products, Hispanic products, grinder blends and dry seasoning mixes benefited volumes. The Company is gaining good trade acceptance for these items and the timing of the initial product shipments was ahead of plan. The inventory reduction efforts by the Company’s retail trade customers that impacted the first quarter of 2005 had no material impact in the second quarter. Consumer sales in Europe increased 18.3% for the quarter. The 2004 acquisition of Silvo added 11.8% and foreign exchange rates added 4.5%. While difficult market conditions and a poor economy continued, primarily in France, the Company grew volumes by 3.3%, excluding Silvo. This was offset in part by a 1.3% decline in price and product mix due largely to higher promotional spending. Increased promotional spending is targeted at certain ingredient items that compete with products in the discount retail chains. Discount retail chains in France continue to gain market share in the retail sector. Sales of a limited selection of the Company’s spices and herbs continue to be under pressure from lower price products offered in discount retail chains.  The Company has increased promotional spending behind these items to support retail trade customers and maintain market share.  While this higher spending is recorded as a reduction of sales and therefore reduces net sales, the Company has been successful in slowing the shift in sales to this alternative channel in recent quarters. In the Asia/Pacific region, sales decreased 0.9%, despite favorable foreign exchange rates adding 3.2%.

For the six months ended May 31, 2005, sales from McCormick’s consumer business increased 8.3% compared to the same period of 2004. The 2004 acquisition of Silvo added 3.8% to sales, favorable foreign exchange rates added 2.3%, and higher volume, price and product mix added 2.2%.

Second quarter operating income for the consumer business increased 18.7% compared to the same period of 2004. The operating income increase was driven mainly by increased sales as well as the results of cost savings initiatives that more than offset the impact of lower vanilla margins and the operational accounting adjustment. Operating income margin (operating income as a percentage of sales) increased to 16.7% in the second quarter of 2005 from 15.3% in the comparable period last year.

For the six months ended May 31, 2005, operating income for the consumer business increased 14.5% compared to the same period of 2004.  Operating income margin for the six months ended May 31, 2005 increased to 16.8% compared to 15.9% in the comparable period last year.  These increases were the result of similar factors as for the quarter discussed above.

INDUSTRIAL BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
	2005	2004	2005	2004
	(in thousands)

Net sales	$304,775	$298,826	$586,344	$572,134
Operating income	27,698	28,913	43,863	54,271

For the second quarter of 2005, sales for the Company’s industrial business increased 2.0% when compared to 2004. Higher volumes added 3.9% and foreign exchange rates added 1.6%, partially offset by a 3.5% decline from unfavorable price and product mix including lower vanilla pricing. In the Americas, industrial sales increased 2.0%, with a 2.1% increase in volume and a 0.9% increase in foreign exchange rates, offset in part by a 1.0% decline in price and product mix.  The higher volume came primarily from new snack seasoning sales as well as increased sales to food service distributors. As in the first quarter, these gains were partially offset by lower vanilla prices. Industrial sales in Europe increased 1.0% for the quarter, with a 4.0% increase from foreign exchange rates, and a net 3.0% decline from volume, price and product mix.  Sales in the second quarter of 2005 continued to be impacted by an initiative begun in 2004 to eliminate lower margin SKU’s. In the Asia/Pacific region, industrial sales rose 4.4%, a net increase of 2.5% from volume, price and product mix and a 1.9% benefit from favorable foreign exchange.

For the six months ended May 31, 2005, total industrial sales increased 2.5% with 1.7% from favorable foreign exchange rates and 2.3% from higher volumes, partially offset by a 1.5% decline in pricing and product mix.

In the second quarter of 2005, industrial business operating income decreased 4.2% or $1.2 million when compared to second quarter of 2004. The impact of lower vanilla prices and a portion of the operational accounting adjustment were offset in part by cost reductions and a positive product mix. Operating income margin decreased to 9.1% in the second quarter of 2005 from 9.7% in the comparable period last year as a result of the factors discussed above.

For the six months ended May 31, 2005, operating income for the industrial business decreased 19.2% compared to the same period of 2004.  The decrease is primarily the result of the factors discussed above. Operating income margin for the six months ended May 31, 2005 decreased to 7.5% compared to 9.5% in the comparable period last year as a result of the factors discussed above.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) decreased 0.5% to 38.4% in the second quarter of 2005 from 38.9% in the comparable period of the prior year. Gross profit margin in the second quarter of 2005 was negatively impacted by lower vanilla pricing and additional operational accounting adjustments related to the condiment operation in the U.K. This negative impact was offset in part by the favorable impact of cost reductions achieved as part of the $70 million cost reduction program begun in 2004. The Company is on track to meet its $25 million cost reduction goal for 2005. The cost reduction target of $25 million includes reduction in both cost of sales and selling, general and administrative expenses. Gross profit margin for the six months ended May 31, 2005 decreased to 38.1% compared to 38.8% for the same period of 2004.  This decrease is also a result of the items discussed above.

Selling, general and administrative expenses in the second quarter of 2005 increased 1.3%, but decreased 1.1% as a percentage of sales to 27.2%. As a percentage of sales, lower administrative more than offset higher distribution costs and increased promotional spending. Also, the second quarter of 2004 included $4.3 million of costs related to the reorganization of administrative and other functions in international locations, contributing to the higher selling, general and administrative expenses for that quarter. For the six months ended May 31, 2005, selling, general and administrative expenses as a percentage of sales decreased to 27.6% from 28.1% for the same period of 2004 as a result of the items mentioned above.

Pension expense for 2005 is expected to increase approximately 6% over the 2004 expense of $30.0 million.  In connection with the valuation performed at the end of 2004, no changes were made to the assumptions used to determine benefit obligations.

Interest expense in the second quarter of 2005 increased by $2.2 million compared to the second quarter of 2004 due to higher average short-term interest rates and increased debt.

The effective tax rate for the quarter ended May 31, 2005 was 32.0% versus 30.9% for the quarter ended May 31, 2004. The 2004 rate included the impact of the utilization of certain net operating loss carryforwards. The decrease in available net operating loss carryforwards and mix of earnings among the different taxing jurisdictions in which the Company operates caused the increase in the 2005 effective tax rate.

The increase in minority interest in the second quarter of 2005 to $1.2 million from $0.8 million in the second quarter of 2004 was due to strong results from the Vahine dessert line distributed by our 51%-owned joint venture, DPI.

Income from unconsolidated operations for the quarter increased by $2.0 million to $3.8 million from the same period in 2004.  This improvement was driven by higher sales and significantly higher income from the Company’s joint venture in Mexico. More effective marketing programs and promotions, lower soy oil cost, and new products all contributed to the continued improved performance in this joint venture.

SPECIAL (CREDITS) /CHARGES

The Company recorded a credit in special charges under the 2001 restructuring plan of $0.7 million ($0.5 million after tax) for the three months ended May 31, 2005 and recorded $0.6 million ($0.4 million after tax) of special charges for the six months ended May 31, 2005. The credit was an adjustment of previously accrued severance costs which were over accrued. The costs recorded in 2005 are the final portion of severance and related benefits associated with position eliminations. The Company does not expect to incur any other costs related to the plan. During the three and six months ended May 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $2.2 million ($1.5 million after tax) and $2.3 million ($1.6 million after tax), respectively.  The costs recorded in 2004 were costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  These expenses were classified in the special (credits)/charges line in the condensed consolidated statement of income.

Also included in special (credits)/charges for the three and six months ended May 31, 2004 was a net gain of $8.7 million ($5.5 million after tax) related to funds received from a class action lawsuit that was settled in the Company’s favor.  This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class.  In the second quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount.  The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts was an unrealized loss of $0.3 million as of May 31, 2005, compared to unrealized losses of $0.8 million as of May 31, 2004 and $3.9 million as of November 30, 2004. The notional value of the Company’s portfolio of forward and option contracts was $27.5 million as of May 31, 2005, lower than the $32.3 million notional value as of May 31, 2004 and the $51.1 million notional value as of November 30, 2004.  The reduction in notional value since November 30, 2004 is primarily due to a decrease in foreign exchange contracts covering Canadian and Australian dollar exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt arrangements.  In addition, the Company uses interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt.  As of May 31, 2005, the Company had a total of $325 million of interest rate swap contracts which are discussed below.

In March 2005, the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $100 million fixed rate medium-term notes expected to be issued in December 2005 under the Company’s existing shelf registration statement. The Company intends to cash settle these swaps upon issuance of the medium-term notes thereby effectively locking in a fixed interest rate in effect at the time the swaps were initiated. As of May 31, 2005 the fair value of these swap contracts was an unrealized loss of $4.7 million.  The Company has designated these outstanding interest rate swap contracts, which expire on December 15, 2005, as hedges of the variability in cash flows in the future quarterly interest payments on the debt due to changes in the benchmark interest rate that will occur in the period prior to issuance. The gain or loss on these swaps is deferred in other comprehensive income and will be amortized over the ten-year life of the medium-term notes as a component of interest expense. Hedge ineffectiveness associated with these hedges was not material in the quarter.

In April 2004, the Company entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium term notes on the same day.  This interest rate swap contract receives interest at 3.356% and pays a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of May 31, 2005, the fair value of this swap contract was an unrealized loss of $1.2 million, which is offset by a corresponding decrease in value of the hedged debt, compared to an unrealized loss of $2.3 million in the same period last year and an unrealized loss of $1.4 million as of November 30, 2004. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In August 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate medium-term note maturing on February 1, 2006.  As of May 31, 2005, the fair value of these swap contracts was an unrealized loss of $1.1 million compared to an unrealized loss of $0.9 million in the same period last year and an unrealized loss of $0.9 million as of November 30, 2004.  The unrealized loss on these swap contracts is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In July 2001, the Company entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of May 31, 2005 the fair value of these swap contracts was an unrealized loss of $9.2 million compared to an unrealized loss of $8.4 million in the same period last year and an unrealized loss of $9.5 million as of November 30, 2004.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

Credit Risk

The customers of the consumer business are predominantly food retailers and food wholesalers.  Consolidations in these industries have created larger customers, some of which are highly leveraged.  In addition, competition has increased with the growth in alternative channels, including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable. This has increased the Company’s exposure to credit risk.  Several customers over the past two years have filed for bankruptcy protection; however, these bankruptcies have not had a material effect on the Company’s results. The Company feels that the risks have been adequately provided for in its bad debt allowance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In January 2005, the Company entered into a $400 million five-year credit facility, which expires in January 2010. This facility replaces the credit facilities totaling $350 million existing on November 30, 2004, of which $125 million would have expired in June 2005 and $225 million would have expired in June 2006.

As of May 31, 2005, there have been no other material changes in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business since November 30, 2004.

LIQUIDITY AND FINANCIAL CONDITION

In the condensed consolidated statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows.  Accordingly, the amounts in the condensed consolidated statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the condensed consolidated balance sheet.

Due to the nature of the business, the Company generates much of its cash flow in the fourth quarter of the fiscal year.  In the condensed consolidated statement of cash flows, net cash from operating activities was $66.6 million for the six months ended May 31, 2005 compared to $79.5 million in the six months ended May 31, 2004. The decrease in operating cash flow is primarily the result of a decrease in accrued sales allowances and other accrued liabilities compared to increases in the same period last year. These fluctuations were mainly due to timing of liability payments. These decreases were partially offset by a higher decrease in accounts receivable compared to the prior year as well as dividends received from unconsolidated affiliates this year of $9.0 million compared to $0.9 million received in the same period last year. The above noted cash flow changes were a result of timing between quarters as opposed to any longer term trends in the business.

Net cash flow from investing activities used cash of $29.8 million in the six months ended May 31, 2005 compared to $26.4 million in the same period last year.  Net capital expenditures (capital expenditures less proceeds from sale of fixed assets) increased to $29.8 million in 2005 compared to $26.4 million last year. Net capital expenditures for the full year 2005 are expected to be approximately $85 million.

Net cash flow from financing activities used $80.7 million during the six months ended May 31, 2005 compared to $67.2 million used in the same period last year.  Short-term borrowings increased by $54.7 million during 2005 compared to a decrease of $28.7 million for the comparable period of 2004. The Company issued long-term debt of $49.8 million in the second quarter of 2004 which paid a portion of short-term debt outstanding. During six months ended May 31, 2004, net debt increased by $20.8 compared to $54.3 million in the same period in 2005. During the six months ended May 31, 2005, the Company received $29.0 million from the issuance of common stock to employees who exercised previously granted stock options compared to $31.3 million from such exercises in the same period in the prior year.  In addition, the Company acquired 3.4 million shares for $120.7 million in 2005 under the Company’s share repurchase plan compared to 2.4 million shares for $80.7 million in 2004.  During the second quarter of 2004, the Company completed all of its available purchases under its $250 million authorization and began to buy against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of May 31, 2005, $27.0 million remained of the $300 million authorization which is expected to be completed in the third quarter of 2005. In June 2005, the Board of Directors approved an additional $400 million authorization. In the absence of an acquisition, the Company expects that it will complete all of its available purchases under this authorization by the end of 2007. The share repurchase program is an effective return to shareholders in the absence of acquisitions and other investment opportunities. The company manages its capital structure to sustain a competitive cost of capital and appropriate use of leverage.  The use of cash flow for share repurchase supports the Company’s target capital structure. The Company increased dividends paid by 12.4% to $43.3 million in the second quarter of 2005 compared to $38.6 million for the same period of 2004.  Dividends paid in the first quarter of 2005 were declared on November 23, 2004.

The Company’s ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 45.3% as of May 31, 2005, up from 43.6% at May 31, 2004 and 40.9% at November 30, 2004.  The increase in short-term borrowings used to finance increased share repurchases as well as a decrease in the currency translation adjustment component of other comprehensive income contributed to the increase in debt-to-total capital. During the quarter, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the six months ended May 31, 2005 and 2004 was $276.5 million and $289.2 million, respectively. The current portion of long-term debt increased as compared to November 30, 2004 due to reclassification of $195 million of medium-term notes based on their February to April 2006 maturity dates. The Company intends to fund the payment of these notes through internally generated funds and issuance of new notes under its existing shelf registration statement.

The reported values of the Company’s assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods.  During the six months ended May 31, 2005, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were slightly higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $2 million, inventory of approximately $2 million, and goodwill of approximately $5 million and other comprehensive income of approximately $12 million since May 31, 2004.

Management believes that internally generated funds and the

Company’s existing sources of liquidity under its credit facilities are sufficient to meet current liquidity needs and longer-term financing requirements.  The Company’s availability of funding under its credit facilities has increased since year-end due to the new $400 million five-year credit facility the Company entered into in January 2005, which replaced the existing $350 million credit facility. If the Company were to undertake an acquisition that requires funds in excess of its existing sources of liquidity, it would look to sources of funding from additional credit facilities or debt and/or equity issuances.

ACCOUNTING AND DISCLOSURE CHANGES

The Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a Binomial lattice pricing model in the first quarter of 2005. The impact is disclosed in Note 1 to the condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123,”Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. The cost will be recognized over the vesting period of the plans. Pro-forma compensation expense related to stock options subject to accelerated vesting upon retirement is currently recognized over the entire period of actual employment (up to the date of actual retirement). Upon adoption of SFAS No. 123R, compensation expense related to accelerated vesting will be recognized up to the date on which the employee becomes eligible to retire, regardless of the date on which the employee actually retires. If there are no changes made to the Company’s stock option plan, the Company now believes this change will have a material effect upon adoption of this statement. The Company is continuing to evaluate the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation clarifies the accounting for a conditional asset retirement obligation as identified in SFAS No. 143, “Accounting for Asset Retirement Obligations.” Interpretation No. 47 is effective for fiscal years ending after December 15, 2005. The Company believes there will be no material effect upon adoption of this statement.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements in accordance with Accounting Principles Generally Accepted in the United States (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk, and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. In preparing the financial statements, the Company makes routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Management believes the Company’s most critical accounting estimates and assumptions are in the following areas:

Customer Contracts

In several of its major markets, the consumer business sells its products by entering into annual or multi-year contracts with its customers. These contracts include provisions for items such as sales discounts, marketing allowances and performance incentives. The discounts, allowances, and incentives are expensed based on certain estimated criteria such as sales volume of indirect customers, customers reaching anticipated volume thresholds, and marketing spending. The Company routinely reviews these criteria and makes adjustments as facts and circumstances change.

Goodwill and Intangible Asset Valuation

The Company reviews the carrying value of goodwill and intangibles annually utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit’s fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangibles. However, the current fair values of the Company’s reporting units are significantly in excess of carrying values, and accordingly management believes that only significant changes in the cash flow assumptions would result in impairment.

Income Taxes

The Company estimates income taxes and files income tax returns in each of the taxing jurisdictions in which it operates. At the end of each year, taxes are estimated. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time which will result in changes to the original estimate. These changes are recorded when known and generally take place in the third or fourth quarter. The Company is subject to tax audits in each of its jurisdictions, which could result in changes to the estimated taxes. The amount of these changes would vary by jurisdiction and would be recorded when known. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and on-going tax planning strategies in assessing the need for a valuation allowance.

Pension and Postretirement Benefits

Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates, and health care cost trend rates. The actuarial assumptions used in the Company’s pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for the Company’s future pension and postretirement benefit obligations. While the Company believes that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. A 1% change in the actuarial assumption for discount rate would impact pension and postretirement benefit expense by approximately $12 million. A 1% change in the expected return on plan assets would impact pension and postretirement benefit expense by approximately $4 million. In addition, see the preceding sections of the MD&A and notes 9 and 10 of the Form 10-K consolidated financial statements for the year ended November 30, 2004 for a discussion of these assumptions and the effects on the financial statements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by the Company, the expected impact of the prices of raw materials, such as vanilla beans, on our results of operations and gross margins, annualized savings from the Company’s streamlining activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as our ability to issue additional notes, and the Company’s expectations regarding purchasing shares of its Common Stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and exchange rates for foreign currency. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4                                CONTROLS AND PROCEDURES

Based on their evaluation as of May 31, 2005, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Strategic Planning & Chief Financial Officer, has concluded that the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f)) during the Company’s last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.                             PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2005 to March 31, 2005	CS - 20,000	$37.96	20,000	$90.2 million
	CSNV - 308,000	$37.49	308,000
April 1, 2005 to April 30, 2005	CS - 1,500	$34.55	1,500	$58.8 million
	CSNV - 904,100	$34.63	904,100
May 1, 2005 to May 31, 2005	CS - 45,000	$34.62	45,000	$27.0 million
	CSNV - 878,000	$34.43	878,000
Total	CS - 66,500	$35.62	66,500	$27.0 million
	CSNV - 2,090,100	$34.97	2,090,100

Note:  During the quarter ended May 31, 2005, the Company continued to purchase shares against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of May 31, 2005, $27.0 million remained of the $300 million authorization which is expected to be completed in the third quarter of 2005. In June 2005, the Board of Directors approved an additional $400 million authorization in June 2005. In the absence of an acquisition, the Company expects that it will complete all of its available purchases under this authorization by the end of 2007.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its Annual Meeting of Stockholders on March 23, 2005.

(b)                                 No response required.

(c)                                     1.                                    The following individuals were nominees for the Board of Directors. The number of votes for or withheld for each nominee are as follows: Barry H. Beracha - for 13,697,504, withheld 55,698; James T. Brady - for 13,700,651, withheld 52,551; Francis A. Contino - for 13,687,112, withheld 66,090; Robert G. Davey - for 13,608,211, withheld 144,991; Edward S. Dunn, Jr. - for 13,692,130, withheld 61,072; J. Michael Fitzpatrick - for 13,692,521, withheld 60,681; Freeman A. Hrabowski, III - for 13,702,342, withheld 50,860; Robert J. Lawless - for 13,687,254, withheld 65,948; Margaret M.V. Preston - for 13,699,868, withheld 53,334; William E. Stevens - for 13,692,624, withheld 60,578; Karen D. Weatherholtz - for 13,697,195, withheld 56,007.

2.                                       The approval of the 2005 Employees Stock Purchase Plan.  The number of votes for, against, abstaining or broker non-vote are as follows: For 12,801,088; Against 56,880; Abstain 143,586; Broker Non-Votes 751,648.

3.                                       The ratification of the appointment of Ernst & Young LLP as independent auditors.  The number of votes for, against or abstaining are as follows: For 13,605,197; Against 82,040; Abstain 65,965; Broker Non-Votes 0.

(d)                                 No response required.

ITEM 6.                             EXHIBITS

See Exhibit Index at pages 30-32 of this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	June 30, 2005	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President,
Strategic Planning & Chief
Financial Officer

Date:	June 30, 2005	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 33-39582, as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 33-59842, as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 333-104084, as filed with the Securities and Exchange Commission on March 28, 2003

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-K for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on January 27, 2004.

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

(10)	Material contracts	None

(11)	Statement re: computation of per share earnings	Not applicable.

(15)	Letter re: unaudited interim financial information	Not applicable.

(18)	Letter re: change in accounting principles	Not applicable.

(19)	Report furnished to security holders	Not applicable.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Not applicable.

(24)	Power of attorney	Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

(99)	Additional Exhibits	None

*  Management contract or compensatory plan or arrangement.