Form 10-Q
period 2005-08-31
MCCORMICK & CO INC
filed 2005-10-06
CIK 63754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2005

Common Stock	14,670,246

Common Stock Non-Voting	119,185,700

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4	CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 2.	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

ITEM 6.	EXHIBITS

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Net sales	$622,731	$613,544	$1,854,926	$1,782,069
Cost of goods sold	379,394	374,385	1,142,075	1,089,298

Gross profit	243,337	239,159	712,851	692,771

Selling, general and administrative expense	164,437	164,963	504,211	493,848
Special (credits)/charges	—	195	630	(6,184)

Operating income	78,900	74,001	208,010	205,107

Interest expense	12,536	10,558	35,562	29,826
Other income, net	(487)	(532)	(444)	(1,216)

Income from consolidated operations before income taxes	66,851	63,975	172,892	176,497

Income taxes	22,603	19,769	56,536	54,538

Net income from consolidated operations	44,248	44,206	116,356	121,959

Income from unconsolidated operations	4,571	3,222	13,829	8,309
Minority interest	(849)	(1,232)	(3,386)	(3,113)

Net income	$47,970	$46,196	$126,799	$127,155

Earnings per common share - basic	$0.36	$0.34	$0.94	$0.93

Average shares outstanding - basic	133,956	136,961	134,828	137,341

Earnings per common share - diluted	$0.35	$0.33	$0.91	$0.90

Average shares outstanding - diluted	137,382	141,687	138,842	141,984

Cash dividends paid per common share	$0.16	$0.14	$0.48	$0.42

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	August 31, 2005	August 31, 2004	November 30, 2004
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$46,117	$25,909	$70,335
Receivables, net	321,735	325,675	407,645
Inventories
Raw materials and supplies	154,168	168,582	153,481
Finished products and work-in process	203,083	208,605	196,699
	357,251	377,187	350,180
Prepaid expenses and other current assets	49,528	45,728	35,917
Total current assets	774,631	774,499	864,077

Property, plant and equipment	965,368	945,464	989,005
Less: accumulated depreciation	(495,790)	(490,708)	(502,398)
Total property, plant and equipment, net	469,578	454,756	486,607

Goodwill, net	711,938	611,487	712,907
Intangible assets, net	114,932	114,453	115,187
Prepaid allowances	55,113	70,589	56,807
Investments and other assets	145,450	132,114	134,064

Total assets	$2,271,642	$2,157,898	$2,369,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$200,063	$164,669	$140,153
Current portion of long-term debt	226,982	3,097	33,027
Trade accounts payable	170,034	161,172	195,068
Other accrued liabilities	300,865	289,522	404,446
Total current liabilities	897,944	618,460	772,694

Long-term debt	268,942	496,274	464,957

Other long-term liabilities	245,933	211,512	211,290
Total liabilities	1,412,819	1,326,246	1,448,941

Minority interest	29,828	26,006	30,962

Shareholders’ Equity
Common stock	150,984	121,457	130,037
Common stock non-voting	232,749	198,584	206,056
Retained earnings	383,476	449,192	434,070
Accumulated other comprehensive income	61,786	36,413	119,583

Total shareholders’ equity	828,995	805,646	889,746

Total liabilities and shareholders’ equity	$2,271,642	$2,157,898	$2,369,649

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	August 31,
	2005	2004

Cash flows from operating activities
Net income	$126,799	$127,155
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	54,220	53,427
Income from unconsolidated operations	(13,829)	(8,309)
Changes in operating assets and liabilities	(43,869)	(50,526)
Dividends from unconsolidated affiliates	10,544	2,400
Net cash flow from operating activities	133,865	124,147

Cash flows from investing activities
Capital expenditures	(45,831)	(45,132)
Proceeds from sale of property, plant and equipment	636	1,971
Net cash flow from investing activities	(45,195)	(43,161)

Cash flows from financing activities
Short-term borrowings, net	59,919	10,328
Long-term debt borrowings	—	50,088
Long-term debt repayments	(2,615)	(16,394)
Proceeds from exercised stock options	41,056	38,447
Common stock acquired by purchase	(141,280)	(108,438)
Dividends paid	(64,821)	(57,755)
Net cash flow from financing activities	(107,741)	(83,724)

Effect of exchange rate changes on cash and cash equivalents	(5,147)	3,506

Increase (decrease) in cash and cash equivalents	(24,218)	768
Cash and cash equivalents at beginning of period	70,335	25,141

Cash and cash equivalents at end of period	$46,117	$25,909

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

The results of consolidated operations for the three and nine month periods ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year. Historically, the Company’s consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers purchase more products in the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Accounting and Disclosure Changes

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. The cost will be recognized over the vesting period of the plans. Pro-forma compensation expense related to stock options subject to accelerated vesting upon retirement is currently recognized over the entire period of actual employment (up to the date of actual retirement). Upon adoption of SFAS No. 123R, compensation expense related to accelerated vesting will be recognized up to the date on which the employee becomes eligible to retire, regardless of the date on which the employee actually retires. If there are no changes made to the Company’s stock option plan, the Company believes this change will have a material effect upon adoption of this statement. The Company is continuing to evaluate the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

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

In the first quarter of 2005, the Company changed the valuation model used for estimating the fair value of options granted from a Black-Scholes option pricing model to a binomial lattice pricing model. This change was made because management believes that the binomial lattice pricing model provides a better estimate of fair value of options granted by the Company. The binomial model can incorporate a range of possible outcomes over an option’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior. In accordance with APB 20, “Accounting Changes,” this change was made for options granted to employees and directors beginning in the first quarter of 2005. A total of 2.4 million stock options were granted in the first quarter of 2005 at a weighted average fair value of $7.47 per share. The Black-Scholes model would have produced a value that was approximately 15% higher. The three and nine month after-tax decrease in pro forma stock based employee compensation expense as a result of this change was approximately $0.2 million and $0.5 million, respectively, and is reflected in the table below. The 2005 decrease in pro forma stock based employee compensation expense is anticipated to be approximately $1.2 million ($0.8 million after-tax). The employee stock purchase plan continues to be valued using the Black-Scholes model as employee exercise patterns are not relevant to this plan.

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
	(in thousands)

Net income as reported	$47,970	$46,196	$126,799	$127,155
Add: stock based employee compensation expense recorded, net of tax	23	(235)	148	212
Deduct: pro forma stock based employee compensation expense, net of tax	(4,204)	(3,426)	(11,442)	(9,976)
Pro forma net income	$43,789	$42,535	$115,505	$117,391

Earnings per common share:
Basic – as reported	$0.36	$0.34	$0.94	$0.93
Basic – pro forma	$0.33	$0.31	$0.86	$0.85

Diluted – as reported	$0.35	$0.33	$0.91	$0.90
Diluted – pro forma	$0.32	$0.30	$0.83	$0.83

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.                             SPECIAL (CREDITS)/CHARGES

During the fourth quarter of 2001, the Company adopted a plan to further streamline its operations. This plan included the consolidation of several distribution and manufacturing locations, the reduction of administrative and manufacturing positions, and the reorganization of several joint ventures. As of August 31, 2005, the targeted 392 position reductions had taken place.

The total cost of the plan was $32.8 million ($22.3 million after tax). Total cash expenditures were $22.9 million, funded through internally generated funds. The Company does not expect to incur any other costs related to the plan.

The Company recorded special charges under the 2001 restructuring plan of $0.6 million ($0.4 million after tax) for the nine months ended August 31, 2005. The costs recorded in 2005 are the final portion of severance and related benefits associated with position eliminations. During the three and nine months ended August 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $0.2 million ($0.1 million after tax) and $2.5 million ($1.7 million after tax). The costs recorded in 2004 are costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K. These expenses were classified in the special (credits)/charges line in the condensed consolidated statement of income.

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of August 31, 2005 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2004	$4,055	$—	$378	$4,433
Special charges	630	—	—	630
Amounts utilized	(4,473)	—	(378)	(4,851)
August 31, 2005	$212	$—	$—	$212

The major components of the special charges and the remaining accrual balance related to the 2001 restructuring plan as of August 31, 2004 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2003	$4,715	$—	$102	$4,817
Special charges	20	785	1,663	2,468
Amounts utilized	(2,089)	(785)	(1,765)	(4,639)
August 31, 2004	$2,646	$—	$—	$2,646

Also included in special charges/(credits) for the nine months ended August 31, 2004 is a net gain of $8.7 million ($5.5 million after tax) related to funds received from a class action lawsuit that was settled in the Company’s favor. This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws. The Company, as a purchaser of such products, participated as a member of the plaintiff class. In the third quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount. The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.

3.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004

Average shares outstanding - basic	133,956	136,961	134,828	137,341
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,426	4,726	4,014	4,643
Average shares outstanding - diluted	137,382	141,687	138,842	141,984

During the quarter ended August 31, 2005, the Company issued 571,302 shares of common stock under its stock option and employee stock purchase plans and repurchased 604,000 shares of common stock in connection with its stock repurchase program. During the nine months ended August 31, 2005, the Company issued 2,252,304 shares of common stock under its stock option and employee stock purchase plans and repurchased 3,961,576 shares of common stock in connection with its stock repurchase program. During the quarter ended August 31, 2004, the Company issued 410,446 shares of common stock under its stock option and employee stock purchase plans and repurchased 809,026 shares of common stock in connection with its stock repurchase program. During the nine months ended August 31, 2004, the Company issued 2,752,147 shares of common stock under its stock option and employee stock purchase plans and repurchased 3,225,297 shares of common stock in connection with its stock repurchase program. Under its stock option plans, the Company may issue shares on a net basis at the request of the option holder. This occurs when the option price is settled by tendering outstanding shares held for at least six months by the option holder.

4.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004

Net income	$47,970	$46,196	$126,799	$127,155
Other comprehensive income, (net of tax):
Minimum pension liability adjustment	142	295	1,157	(475)
Net unrealized gain on investments	—	165	—	763
Foreign currency translation adjustments	2,636	(4,079)	(60,241)	13,516
Derivative financial instruments	868	(549)	1,287	2,598

Comprehensive income	$51,616	$42,028	$69,002	$143,557

5.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of the Company’s pension expense for the three months ended August 31, 2005 and 2004 (in thousands):

	United States		International
	2005	2004	2005	2004
Defined benefit plans
Service cost	$2,977	$2,910	$1,363	$1,282
Interest costs	5,165	4,945	1,838	1,592
Expected return on plan assets	(5,083)	(4,649)	(1,697)	(1,658)
Amortization of prior service costs	4	4	18	18
Amortization of transition assets	—	—	(21)	(21)
Recognized net actuarial loss	2,858	2,872	300	142
Total pension expense	$5,921	$6,082	$1,801	$1,355

The following table presents the components of the Company’s pension expense for the nine months ended August 31, 2005 and 2004 (in thousands):

	United States		International
	2005	2004	2005	2004
Defined benefit plans
Service cost	$8,930	$8,729	$4,198	$3,858
Interest costs	15,494	14,834	5,668	4,778
Expected return on plan assets	(15,249)	(13,948)	(5,220)	(4,979)
Amortization of prior service costs	12	12	55	53
Amortization of transition assets	—	—	(64)	(62)
Recognized net actuarial loss	8,574	8,617	934	426
Total pension expense	$17,761	$18,244	$5,571	$4,074

On December 31, 2004, the Company paid $22 million for its annual contribution to its major U.S. pension plan. Contributions to international plans are generally funded throughout the year. Total contributions to the Company’s pension plans in 2005 are expected to be approximately $37.0 million.

The following table presents the components of the Company’s other postretirement benefits expense for the three and nine months ended August 31, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004
Other postretirement benefits
Service cost	$792	$667	$2,378	$2,001
Interest costs	1,255	1,312	3,763	4,024
Amortization of prior service costs	(284)	(284)	(851)	(852)
Amortization of (gains)/losses	60	252	179	896
Total other postretirement expense	$1,823	$1,947	$5,469	$6,069

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

7.                    COMMITMENTS AND CONTINGENCIES

In the first quarter of 2005, Premier Foods, PLC (Premier Foods), a supplier, notified the Company of a market withdrawal of Worcester Sauce supplied by Premier Foods. The product contained Sudan One, a red dye not permitted for food use. In response to Premier Foods’ notification, the Company withdrew all Worcester Sauce products supplied by Premier Foods and any other products containing Worcester Sauce as an ingredient. In the first quarter of 2005, the Company recorded a charge of $0.7 million ($0.5 million after-tax) in cost of goods sold related to this withdrawal. Although the Company expects to be fully indemnified by Premier Foods for these costs, it is premature to record a receivable for such costs as of August 31, 2005. The Company has not had additional claims from customers in the third quarter of 2005. The Company has filed a claim for damages and expects to be fully indemnified for costs incurred.

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

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended August 31, 2005
Net sales	$315,549	$307,182	$—	$622,731
Special (credits)/charges	—	—	—	—
Operating income	58,869	30,969	(10,938)	78,900
Income from unconsolidated operations	3,780	791	—	4,571

Nine months ended August 31, 2005
Net sales	$961,400	$893,527	$—	$1,854,926
Special (credits)/charges	—	—	630	630
Operating income	167,184	74,831	(34,005)	208,010
Income from unconsolidated operations	11,387	2,442	—	13,829

	Consumer	Industrial	Corporate & Eliminations	Total
	(in thousands)
Three months ended August 31, 2004
Net sales	$303,239	$310,305	$—	$613,544
Special (credits)/charges	31	164	—	195
Operating income	56,776	31,207	(13,982)	74,001
Income from unconsolidated operations	2,620	602	—	3,222

Nine months ended August 31, 2004
Net sales	$899,630	$882,439	$—	$1,782,069
Special (credits)/charges	86	2,355	(8,624)	(6,184)
Operating income	151,390	85,478	(31,761)	205,107
Income from unconsolidated operations	6,593	1,716	—	8,309

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the third quarter of 2005 rose to $622.7 million, an increase of 1.5% above the third quarter of 2004. Sales from the Silvo business acquired in 2004 added 1.6% and favorable foreign exchange rates added 0.7%, which was offset in part by lower sales to industrial customers. Sales for the nine months ended August 31, 2005 were $1,854.9 million, an increase of 4.1% compared to the same period of the previous year. Higher volume, higher prices and favorable product mix contributed 2.5% of the increase, with 1.8% of that attributable to Silvo. Favorable foreign exchange rates added 1.6%.

Diluted earnings per share for the third quarter were $0.35 compared to $0.33 for the third quarter of 2004. Higher operating income from the sales increase as well as higher margins added $0.02 to earnings per share. The negative effects of higher interest rates and an increase in the effective tax rate were offset by higher income from the Company’s joint venture in Mexico and lower number of shares outstanding.

Diluted earnings per share from continuing operations for the nine months ended August 31, 2005 were $0.91 compared to $0.90 for the same period of 2004. This increase was due to higher operating profit on increased sales, higher income from unconsolidated operations and lower shares outstanding. This increase was partially offset by higher interest rates, a higher effective tax rate and a class action settlement gain in the prior year.

For the nine months ended August 31, 2005, net cash flow from operating activities was $133.9 million as compared to $124.1 million for the same period last year. In 2005, the Company used operating cash flow and additional borrowings to fund $141.3 million of share repurchases and $64.8 million of dividend payments. In 2004, the Company used operating cash flow and additional borrowings to fund $108.4 million of share repurchases and $57.8 million of dividend payments.

RESULTS OF OPERATIONS - SEGMENTS

CONSUMER BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004
	(in thousands)

Net sales	$315,549	$303,239	$961,400	$899,630
Operating income	58,869	56,776	167,184	151,390

For the third quarter of 2005, sales from McCormick’s consumer business rose 4.1% compared to the same period in 2004. Volume, price and product mix drove 3.5% of the increase and favorable foreign exchange rates added 0.6%. Sales from Silvo accounted for 3.2% of the 3.5% increase. The Company has been successful in driving consumer business sales this year with the introduction of new products, pricing actions, new media advertising, a focus on Hispanic consumers in the U.S. and other important initiatives. However, consumer business sales in the third quarter were negatively affected by three factors: the timing of sales in the Americas, tough business conditions in Europe and streamlining actions to improve our profitability in the Asia/Pacific region.

In the Americas, sales rose 2.8% with 0.7% from favorable foreign exchange rates. The remaining increase of 2.1% trails the 5.3% increase achieved last quarter which was driven by an early start to the grilling season and distribution of new products. Also, at the end of the third quarter, the Company had a small negative impact on the shipment of Zatarain’s products due to Hurricane Katrina. Additionally, this year’s third quarter increase followed a sales increase of 13.5% in the third quarter of 2004 that was driven by new product success, effective marketing and new distribution. Year-to-date consumer sales in the Americas are up 4.1%, with 3.5% of the increase from higher volume, price and product mix. Grinders, GrillMates, Hispanic items and the introduction of new dry seasoning mix items are some of the product successes behind this increase.

Third quarter sales in Europe increased 7.7%. Silvo sales added 11.0% and foreign exchange rates were slightly unfavorable with a 0.5% negative impact. The remaining decrease from volume, price and product mix was 2.8%. Market conditions continue to be tough in this region, particularly in France. The Company has been successfully growing sales of value-added products such as dessert items, pastes and grinders with retail customers. However, hard discounters continue to place pressure on a limited number of core ingredient items. The Company continues to work with customers to promote special packs and critical items to combat these pressures. While progress has been made in slowing the migration of sales to alternative channels, the poor economic conditions in France are complicating the recovery.

In the Asia/Pacific region, sales declined 1.5% in the third quarter. During this period, foreign exchange rates had a positive impact of 6.1%. While sales in Australia were strong during the quarter, steps to improve our profitability in China limited overall sales growth for the region. With SAP in place for over a year, the Company is identifying additional low margin items that are being deemphasized from a promotional standpoint and in some cases eliminated. In addition, sales were affected by our reduction in the number of distributors in China as the Company moves to a higher quality network. While these steps are affecting near-term sales, they will lead to a better-positioned and more profitable business model for the long-term.

For the nine months ended August 31, 2005, sales from McCormick’s consumer business increased 6.9%. Favorable foreign exchange rates added 1.7%, and higher volume, price and product mix added 5.1%. Of the 5.1% increase, sales from Silvo added 3.6%.

Third quarter operating income for the consumer business

increased 3.7% compared to the same period of 2004. The operating income increase was driven mainly by increased sales. This 3.7% increase also includes a $1.0 million liability which was accrued in the third quarter for preliminary estimated costs to repair the damage at the Zatarain’s facility as a result of Hurricane Katrina. Furthermore, this increase in operating income follows an increase of 25% for the third quarter of 2004 that was achieved with higher sales, an emphasis on higher-margin products and cost reduction efforts. Operating income margin (operating income as a percentage of sales) was 18.7% in both the third quarter of 2005 and 2004.

For the nine months ended August 31, 2005, operating income for the consumer business increased 10.4% compared to the same period of 2004. Operating income margin for the nine months ended August 31, 2005 increased to 17.4% compared to 16.8% in the comparable period last year. These increases were due to increased sales and cost savings initiatives offset in part by lower vanilla margins in the first half of the year.

INDUSTRIAL BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004
	(in thousands)

Net sales	$307,182	$310,305	$893,526	$882,439
Operating income	30,969	31,207	74,831	85,478

For the third quarter of 2005, sales for the Company’s industrial business decreased 1.0% when compared to 2004. As anticipated, lower vanilla pricing decreased sales 2.8%. Foreign exchange rates had a positive impact of 0.8%. Sales increases in the Asia/Pacific region were more than offset by weak sales in the Americas and in Europe.

In the Americas, industrial sales decreased 0.7% despite a 1.1% increase from favorable foreign exchange rates. The Company had a tough comparison to the third quarter of 2004. Sales in the prior year rose 9% as a result of new product successes driven largely by sales of coating systems to some of the Company’s largest restaurant customers. While the Company continues to sell coating systems, during the third quarter of 2005, the customers emphasized other menu items. In the third quarter of 2005, the Company did benefit from the sale of some new items including grilling marinades, snack chip seasonings, and flavor systems for buffalo wings.

In Europe, sales declined 8.2% in the third quarter. Unfavorable foreign exchange rates had a 1.4% impact. The Company’s actions to eliminate lower margin SKU’s decreased industrial sales 2.5%. The remaining decrease of 4.3% was the result of competitive pressure that led to lower pricing and fewer sales of certain low margin products.

In the Asia/Pacific region, industrial sales rose 14.9%, with an increase of 11.1% from higher volume and a 3.8% benefit from favorable foreign exchange. Customers in this market, particularly quick service restaurants, continue to expand their stores and increase sales.

For the nine months ended August 31, 2005, total industrial sales increased 1.3% including 1.4% from favorable foreign exchange rates.

In the third quarter of 2005, industrial business operating income declined 0.8% compared to the third quarter of 2004, primarily due to the decrease in sales. Operating income margin was 10.1% in both the third quarter of 2005 and 2004.

For the nine months ended August 31, 2005, operating income for the industrial business decreased 12.5% compared to the same period of 2004.  The decrease is primarily the result of lower vanilla margins in the first half of the year. Operating income margin for the nine months ended August 31, 2005 decreased to 8.4% compared to 9.7% in the comparable period last year.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) increased by 0.1% to 39.1% in the third quarter of 2005 from 39.0% in the comparable period of the prior year. Gross profit margin in the third quarter of 2005 was negatively impacted by certain higher material costs, such as packaging, and higher conversion costs. This negative impact was offset by increased sales of higher margin consumer products and the favorable impact of cost reductions achieved as part of the $70 million cost reduction program begun in 2004. The Company is on track to meet its $25 million cost reduction goal for 2005. The cost reduction target of $25 million includes reductions in both cost of sales and selling, general and administrative expenses. Gross profit margin for the nine months ended August 31, 2005 decreased to 38.4% compared to 38.9% for the same period of 2004.  This decrease is due primarily to the negative impact of lower vanilla pricing and the second quarter additional operational accounting adjustments related to the condiment operation in the U.K.  These negative impacts were partially offset by the favorable impact of cost reductions discussed above.

Selling, general and administrative expenses decreased in the third quarter of 2005 as compared to the same period of the prior year in both dollars and as a percentage of net sales.  Selling, general and administrative expenses as a percentage of sales decreased to 26.4% in the third quarter of 2005 from 26.9% in the comparable period of the prior year.  As a percentage of sales, lower administrative costs more than offset higher distribution costs, which were being driven by increased fuel surcharges.  For the nine months ended August 31, 2005, selling, general and administrative expenses as a percentage of sales decreased to 27.2% from 27.7% for the same period of 2004 as a result of the items mentioned above.

Pension expense for 2005 is expected to increase approximately 6% over the 2004 expense of $30.0 million.  In connection with the valuation performed at the end of 2004, no changes were made to the assumptions used to determine benefit obligations.

Interest expense in the third quarter of 2005 increased by $2.0 million compared to the third quarter of 2004 due to higher average short-term interest rates and increased debt.

The effective tax rate for the nine months ended August 31, 2005 increased to 32.7% as compared to the effective tax rate of 32.0% that was used for the six months ended May 31, 2005.  This increase was in response to a change in our estimated mix of earnings for 2005 among our different taxing jurisdictions.  This change in the effective tax rate for the nine months caused the effective tax rate for the quarter ended August 31, 2005 to be 33.8% versus 30.9% for the quarter ended August 31, 2004.  The 2004 rate included the impact of the utilization of certain net operating loss carryforwards. In summary, the decrease in available net operating loss carryforwards and mix of earnings among the different taxing jurisdictions in which the Company operates caused the increase in the 2005 effective tax rate.

Minority interest decreased in the third quarter of 2005 to $0.8 million from $1.2 million in the third quarter of 2004 due to stronger results from our joint ventures in France and Turkey in 2004 compared to the third quarter of 2005.

Income from unconsolidated operations for the quarter increased by $1.4 million to $4.6 million compared to the same period in 2004.  This improvement was primarily driven by higher sales and significantly higher income from the Company’s joint venture in Mexico. More effective marketing programs and promotions, lower soy oil cost, and new products all contributed to the continued improved performance in this joint venture.

SPECIAL (CREDITS)/CHARGES

The Company recorded special charges under the 2001 restructuring plan of $0.6 million ($0.4 million after tax) for the nine months ended August 31, 2005.  The costs recorded in 2005 are the final portion of severance and related benefits associated with position eliminations. The Company does not expect to incur any other costs related to the plan. During the three and nine months ended August 31, 2004, the Company recorded special charges under the 2001 restructuring plan of $0.2 million ($0.1 million after tax) and $2.5 million ($1.7 million after tax), respectively.  The costs recorded in 2004 were costs to relocate machinery and equipment and the write-off of certain assets related to the consolidation of industrial manufacturing facilities in the U.K.  These expenses were classified in the special (credits)/charges line in the condensed consolidated statement of income.

Also included in special (credits)/charges for the three and nine months ended August 31, 2004 was a net gain of $8.7 million ($5.5 million after tax) related to funds received from a class action lawsuit that was settled in the Company’s favor.  This matter dated back to 1999 when a number of class action lawsuits were filed against manufacturers and sellers of various flavor enhancers for their violation of antitrust laws.  The Company, as a purchaser of such products, participated as a member of the plaintiff class.  In the third quarter of 2004, the Company received $11.1 million as a settlement of this claim and as a result of the settlement, was required to settle claims against the Company for a portion of this gross amount.  The net gain recorded was $8.7 million. This amount was recorded as a special credit and was not allocated to the business segments.

GLOBAL SUPPLY CHAIN INITIATIVES

In September, the Company announced actions to improve efficiencies in the global supply chain and a comprehensive review of the industrial business.  These actions will include the consolidation of global manufacturing, rationalization of distribution facilities, improvement in the way the Company goes-to-market and the elimination of administrative redundancies.  In addition, the Company will significantly reduce SKUs and inventory.  The Company anticipates the actions discussed above will occur over the next three years and will record charges as phases of the plan are approved and implemented.  The cumulative pre-tax impact will be $100-$130 million, with a larger portion of the costs being incurred in the first and second year.  Cost savings related to these actions will start to be realized in 2006.  After the third year, annual pre-tax savings are expected to reach $30-$45 million.  The Company’s evaluation of the initiatives discussed above and the related impact on costs, savings, and future cash flows are expected to be completed by fiscal year-end and more details disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

HURRICANE KATRINA

The Company has the manufacturing plant and headquarters for its Zatarain’s product line in Gretna, Louisiana.  On August 29, 2005 that facility was shut down due to the impact of hurricane Katrina.  Although the facility was not severely damaged, the timing of reestablishing the facility as both a manufacturing site and headquarters is unknown at this time.  In the meantime, the Company is producing and shipping Zatarain’s products by using co-pack suppliers and other McCormick facilities.  A liability of $1.0 million has been accrued as of August 31, 2005 for the estimated costs to the Company to repair the damage at the Gretna facility.  This estimate will be evaluated in the fourth quarter of 2005 and revised as necessary.  In addition to the accrual for damage, the Company lost three days of shipping at the end of August due to the closure of the Gretna facility which was not material to the third quarter.

The Company’s fourth quarter will also be affected due to hurricane Katrina.  Zatarain’s products, while distributed nationwide, have a large and loyal consumer base in the areas most affected by hurricane Katrina.  The Company is still assessing the impact of disruption of distribution channels, store closings and consumer demand in the affected area.  Including both property damage and sales disruption the Company currently estimates that earnings per share could be adversely affected by $.02 to $.03 in fiscal year 2005.  The Company has property and casualty insurance and business interruption insurance, both of which have deductibles.  The estimates above do not consider any possible reimbursement of costs from our insurance carriers.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

The fair value of the Company’s portfolio of forward and option contracts included an unrealized loss of $0.9 million as of August 31, 2005, compared to unrealized losses of $0.5 million as of August 31, 2004 and $3.9 million as of November 30, 2004. The notional value of the Company’s portfolio of forward and option contracts was $37.2 million as of August 31, 2005, compared to the $34.1 million notional value as of August 31, 2004 and the $51.1 million notional value as of November 30, 2004.  The reduction in notional value since November 30, 2004 is primarily due to a decrease in foreign exchange contracts covering Euro exposures.

Interest Rate Risk

The Company manages its interest rate exposure by entering into both fixed and variable rate debt arrangements.  In addition, the Company uses interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt.  As of August 31, 2005, the Company had a total of $325 million of interest rate swap contracts which are discussed below.

In March 2005, the Company entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $100 million fixed rate medium-term notes expected to be issued in December 2005 under the Company’s existing shelf registration statement. The Company intends to cash settle these swaps upon issuance of the medium-term notes thereby effectively locking in a fixed interest rate in effect at the time the swaps were initiated. As of August 31, 2005 the fair value of these swap contracts was an unrealized loss of $4.9 million.  The Company has designated these outstanding interest rate swap contracts, which expire on December 15, 2005, as hedges of the variability in cash flows in the future quarterly interest payments on the debt due to changes in the benchmark interest rate that will occur in the period prior to issuance. The gain or loss on these swaps is deferred in other comprehensive income and will be amortized over the ten-year life of the medium-term notes as a component of interest expense.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

In April 2004, the Company entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium term notes on the same day.  This interest rate swap contract receives interest at 3.356% and pays a variable rate of interest based on six-month LIBOR minus .21%. The Company designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of August 31, 2005, the fair value of this swap contract was an unrealized loss of $1.3 million, which is offset by a corresponding decrease in value of the hedged debt, compared to an unrealized loss of $0.7 million in the same period last year and an unrealized loss of $1.4 million as of November 30, 2004. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In August 2003, the Company entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. The Company designated these swaps, which expire on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate medium-term note maturing on February 1, 2006.  As of August 31, 2005, the fair value of these swap contracts was an unrealized loss of $0.7 million compared to an unrealized loss of $0.3 million in the same period last year and an unrealized loss of $0.9 million as of November 30, 2004.  The unrealized loss on these swap contracts is offset by a corresponding decrease in value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In July 2001, the Company entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, the Company will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of August 31, 2005 the fair value of these swap contracts was an unrealized loss of $8.1 million compared to an unrealized loss of $10.3 million in the same period last year and an unrealized loss of $9.5 million as of November 30, 2004.  The Company has designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as the Company intends to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

Credit Risk

The customers of the consumer business are predominantly food retailers and food wholesalers.  Consolidations in these industries have created larger customers, some of which are highly leveraged.  In addition, competition has increased with the growth in alternative channels, including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable. This has increased the Company’s exposure to credit risk.  Several customers over the past two years have filed for bankruptcy protection. However, these bankruptcies have not had a material effect on the Company’s results. The Company believes that the risks have been adequately provided for in its bad debt allowance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In January 2005, the Company entered into a $400 million five-year credit facility, which expires in January 2010. This facility replaces the credit facilities totaling $350 million existing on November 30, 2004, of which $125 million would have expired in June 2005 and $225 million would have expired in June 2006.

As of August 31, 2005, there have been no other material changes in the Company’s contractual obligations and commercial commitments outside of the ordinary course of business since November 30, 2004.

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

Due to the cyclical nature of the business, the Company generates much of its cash flow in the fourth quarter of the fiscal year.  In the condensed consolidated statement of cash flows, net cash from operating activities was $133.9 million for the nine months ended August 31, 2005 compared to $124.1 million for the nine months ended August 31, 2004. The increase in operating cash flow is primarily the result of a higher decrease in accounts receivable when compared to the same period last year.  This increase was partially offset by higher decreases in other accrued liabilities in 2005 compared to the same period in 2004.  In addition, dividends from unconsolidated affiliates increased from $2.4 million to $10.5 million.  The above noted cash flow changes were a result of timing between quarters as opposed to any longer term trends in the business.

Net cash flow from investing activities used cash of $45.2 million in the nine months ended August 31, 2005 compared to $43.2 million in the same period last year as net capital expenditures (capital expenditures less proceeds from sale of fixed assets) were comparable to last year.  Net capital expenditures for the fiscal year 2005 are expected to be approximately $80 million.

Net cash flow from financing activities used $107.7 million during the nine months ended August 31, 2005 compared to $83.7 million used in the same period last year.  Short-term borrowings increased by $59.9 million during the nine months ended 2005 compared to $10.3 million for the comparable period of 2004. The Company issued long-term debt of $50.1 million in 2004 which paid a portion of prior year short-term debt.  During the nine months ended August 31, 2005, the Company received $41.1 million from the issuance of common stock to employees who exercised previously granted stock options compared to $38.4 million from such exercises in the same period in the prior year.  In addition, the Company acquired 4.0 million shares of its common stock for $141.3 million in 2005 under the Company’s share repurchase plan compared to 3.2 million shares for $108.4 million in 2004.  During the second quarter of 2004, the Company completed all of its available purchases under its $250 million authorization and began to buy against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of August 31, 2005, $6.4 million remained of the $300 million authorization which is expected to be completed in the fourth quarter of 2005. In 2005, the Company expects share repurchases to be $10 million greater than the $174 million spent in 2004 and $65 million more than the $120 million spent in 2003.  In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization. In the absence of an acquisition, the Company expects that it will complete all of its available purchases under this authorization by the end of fiscal year 2007. The share repurchase program is an effective return to shareholders in the absence of acquisitions and other investment opportunities. The Company manages its capital structure to sustain a competitive cost of capital and an appropriate use of leverage.  The use of cash flow for share repurchase supports the Company’s target capital structure. The Company increased dividends paid by 12.2% to $64.8 million in the third quarter of 2005 compared to $57.7 million for the same period of 2004.  Dividends paid in the first quarter of 2005 were declared on November 23, 2004.

The Company’s ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 44.8% as of August 31, 2005, up from 44.4% at August 31, 2004 and 40.9% at November 30, 2004.  The increase in short-term borrowings as well as a decrease in the currency translation adjustment component of other comprehensive income contributed to the increase in debt-to-total capital. During the quarter, the Company’s short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the nine months ended August 31, 2005 and 2004 was $294.4 million and $289.4 million, respectively. The current portion of long-term debt increased as compared to November 30, 2004 due to reclassification of $195 million of medium-term notes based on their February to April 2006 maturity dates. The Company intends to fund the payment of these notes through internally generated funds and issuance of new notes under its existing shelf registration statement.

The reported values of the Company’s assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods.  At August 31, 2005, the exchange rates for the Euro, British pound sterling, Canadian dollar and Australian dollar were slightly higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $4 million, inventory of approximately $4 million, goodwill of approximately $7 million and other comprehensive income of approximately $19 million since August 31, 2004.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. The cost will be recognized over the vesting period of the plans. Pro-forma compensation expense related to stock options subject to accelerated vesting upon retirement is currently recognized over the entire period of actual employment (up to the date of actual retirement). Upon adoption of SFAS No. 123R, compensation expense related to accelerated vesting will be recognized up to the date on which the employee becomes eligible to retire, regardless of the date on which the employee actually retires. If there are no changes made to the Company’s stock option plan, the Company believes this change will have a material effect upon adoption of this statement. The Company is continuing to evaluate the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by the Company, the expected impact of the prices of raw materials on our results of operations and gross margins, annualized savings from the Company’s streamlining activities, the impact of Hurricane Katrina, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as our ability to issue additional notes, and the Company’s expectations regarding purchasing shares of its common stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and exchange rates for foreign currency. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4        CONTROLS AND PROCEDURES

Based on their evaluation as of August 31, 2005, the Company’s management, including its Chairman, President & Chief Executive Officer and its Executive Vice President, Strategic Planning & Chief Financial Officer, has concluded that the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f)) during the Company’s last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

      The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2005 to June 30, 2005	CS – 0	$0.00	0	$27.0 million
	CSNV – 0	$0.00	0
July 1, 2005 to July 31, 2005	CS – 85,832	$34.14	85,832	$8.8 million
	CSNV – 449,168	$33.88	449,168
August 1, 2005 to August 31, 2005	CS – 0	$0.00	0	$6.4 million
	CSNV – 69,000	$34.69	69,000
Total	CS – 85,832	$34.14	85,832	$6.4 million
	CSNV – 518,168	$33.99	518,168

Note:  During the quarter ended August 31, 2005, the Company continued to purchase shares of its common stock against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003.  As of August 31, 2005, $6.4 million remained of the $300 million authorization which is expected to be completed in the fourth quarter of 2005. In June 2005, the Board of Directors approved an additional $400 million to repurchase shares. In the absence of an acquisition, the Company expects that it will complete all of its available purchases under this authorization by the end of fiscal year 2007.

ITEM 6. EXHIBITS

See Exhibit Index at pages 28 - 29 of this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	October 3, 2005	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic Planning &
Chief Financial Officer

Date:	October 3, 2005	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER		REFERENCE OR PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 33-39582, as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 33-59842, as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of the Registration Statement on Form S-8, Registration No. 333-104084, as filed with the Securities and Exchange Commission on March 28, 2003

	By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-K for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on January 27, 2004.

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

(10)	Material contracts	None.

(11)	Statement re: computation of per share earnings	Not applicable.

(15)	Letter re: unaudited interim financial information	Not applicable.

(18)	Letter re: change in accounting principles	Not applicable.

(19)	Report furnished to security holders	Not applicable.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Not applicable.

(24)	Power of attorney	Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

(99)	Additional Exhibits	None

*  Management contract or compensatory plan or arrangement.