Form 10-K
period 2005-11-30
MCCORMICK & CO INC
filed 2006-01-27
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland	52-0408290
(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Not applicable.

Indicate By check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2005: $333,132,269.

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2005: $4,004,841,587.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Number of Shares Outstanding

Date

Common Stock	14,435,607	December 30, 2005
Common Stock Non-Voting	118,176,901	December 30, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2005	Part I, Part II

Registrant’s Proxy Statement dated February 17, 2006	Part III

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

The Registrant operates in two business segments: consumer and industrial. The Registrant sold its packaging segment during the third quarter of 2003. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades and specialty foods to the consumer food market under a variety of brands, including “McCormick” and “Zatarain’s” in the US, “Ducros” and “Silvo” in continental Europe, “Club House” in Canada and “Schwartz” in the U.K. The industrial segment sells seasoning blends, spices, herbs, wet flavors, compound flavors and coating systems to food manufacturers and the food service industry, served both directly and indirectly through distributors.

Please refer to pages 14, 15 and 21, for discussions on our Consumer and Industrial businesses, and page 5, “A Discussion with Bob Lawless,” of the Registrant’s Annual Report to Stockholders for 2005 for a description of the business. Such pages of the Registrant’s Annual Report to Stockholders for 2005 are incorporated herein by reference.

For financial information about the Registrant’s business segments, please refer to pages 22 through 27, “Management’s Discussion and Analysis,” and Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 54 and 55 of the Annual Report to Stockholders for 2005, which pages are incorporated herein by reference.

Raw Materials

The most significant raw materials to the Registrant are cheese, packaging supplies, pepper, capsicums, garlic, onion and vanilla.  Black pepper, vanilla beans and other spices and herbs are generally sourced from countries other than the United States. The Registrant is not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they may be subject to price volatility caused by weather and other unpredictable factors.  The Registrant responds to this volatility in a number of ways including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments.

Customers

The Registrant’s products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are generally resold to consumers through grocery, mass merchandise, discount and drug stores. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by food service customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food processors and the food service industry, which are supplied both directly and through distributors.

The Registrant has a large number of customers for its products.  No single customer accounted for as much as 10% of consolidated net sales in 2005. Sales to the Registrant’s five largest customers represented approximately 29.2% of consolidated net sales.

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

Working Capital

In order to meet increased demand for its consumer products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper.  For a description of the Registrant’s liquidity and capital resources, see Note 7 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 47 and 48 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference, and the “Financial Condition” section of “Management’s Discussion and Analysis” on pages 27 through 29 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference.

Competition

The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasonings and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see pages 21 and 22 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference.

Research and Development

Many of the Registrant’s products are prepared from confidential formulae developed by its research laboratories and product development teams. Expenditures for research and development were $42.1 million in 2005, $39.3 million in 2004 and $33.2 million in 2003. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

Compliance with federal, state and local provisions related to protection of the environment has had no material effect on the Registrant’s business. There were no material capital expenditures for environmental control facilities in 2005 and there are no material expenditures planned for such purposes in 2006.

Employees

The Registrant had approximately 8,000 employees worldwide as of December 31, 2005. The Registrant believes its relationship with employees to be good. The Registrant has no collective bargaining contracts in the United States. At the Registrant’s foreign subsidiaries, approximately 1,200 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information About Geographic Locations

For information on the net sales and long-lived assets of the Registrant, see “Geographic Areas” within Note 16 of the Notes to Consolidated Financial Statements on pages 54 and 55 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference, and the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 31 through 33 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference.

Foreign Operations

The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately 39% of net sales in 2005 were from international operations.

Forward-Looking Information

For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 35 of the Registrant’s Annual Report to Stockholders for 2005, which page is incorporated by reference.

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

Item 1A.  Risk Factors

The following are certain risk factors that could affect the Registrant’s business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Registrant’s common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have highlighted here are not the only ones that the Registrant faces.  If any of the risks actually occur, the Registrant’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of the Registrant’s stock could decline, and you may lose all or part of your investment.

Fluctuations In The Foreign Currency Markets May Negatively Impact Us.

The Registrant is exposed to fluctuations in foreign currency cash flows primarily related to raw material purchases. The Registrant is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Additionally, the Registrant is exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the functional currencies of our major markets (Euro, British pound sterling, Canadian dollar, Australian dollar, Mexican peso, Chinese renminbi and Japanese yen). On occasion, the Registrant may enter into forward and option contracts to manage these foreign currency risks. However, these contracts may not effectively limit or eliminate the Registrant’s exposure to a decline in operating results due to foreign currency translation. Therefore, the Registrant cannot assure you that future exchange rate fluctuations will not have a negative impact on its business, financial position or operating results.

Increases In Interest Rates May Negatively Impact Us.

The Registrant has total outstanding short-term borrowings of approximately $105.4 million at an average interest rate of approximately 4.0% on November 30, 2005. The Registrant’s policy is to manage our interest costs using a mix of fixed and variable rate debt. The Registrant also uses interest rate swaps to achieve a desired proportion of fixed and variable rate debt. The Registrant utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate exposures that exist as part of its ongoing business operations. The Registrant does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instrument. The Registrant’s use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, its use of these instruments may not effectively limit or eliminate its exposure to a decline in operating results due to changes in interest rates. Therefore, the Registrant cannot assure you that future interest rate increases will not have a material negative impact on its business, financial position or operating results.

Price Fluctuations In The Commodity Markets May Negatively Impact Us.

The Registrant purchases certain raw materials that are subject to price volatility caused by weather and other unpredictable factors. The most significant raw materials are cheese, packaging supplies, pepper, capsicums, garlic and onion. While future movements of raw material costs are uncertain, a variety of programs, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments, help it address this risk. Generally, the Registrant does not use derivatives to manage the volatility related to this risk. Even if it did use such instruments, however, their use might not effectively limit or eliminate its exposure to a decline in operating results due to changes in commodity prices. Therefore, the Registrant cannot assure you that future commodity price fluctuations will not have a negative impact on its business, financial position or operating results.

Item 1B.  Unresolved Staff Comments

None.

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

United Kingdom

Haddenham, England – consumer and industrial

Paisley, Scotland – industrial

Littleborough, England – consumer and industrial

France

Carpentras – consumer and industrial

Monteux - consumer (2 principal plants)

The Netherlands

Papendrecht - consumer

Australia

Melbourne – consumer and industrial

Sydney – consumer and industrial

China

Shanghai – consumer and industrial

Guangzhou – consumer and industrial

In addition to distribution facilities and warehouse space available at its manufacturing facilities, the Registrant leases regional distribution facilities in Belcamp, Maryland, Salinas, California, and Dallas, Texas and owns a distribution facility in Monteux, France.  The Registrant also owns, leases or contracts several other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution and administrative functions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of Registrant’s fiscal year 2005 to a vote of security holders.

Executive Officers of the Registrant

In addition to the executive officers described in the Registrant’s Proxy Statement for 2005 incorporated by reference in Item 10 of this Report, the following individuals are also executive officers of the Registrant: Paul C. Beard, Kenneth A. Kelly, Jr., Lawrence E. Kurzius, Charles T. Langmead, Robert W. Skelton, Mark T. Timbie and Alan D. Wilson.

Mr. Beard is 51 years old and has had the following work experience during the last five years: 3/02 to present – Vice President, Finance & Treasurer; 1/00 to 3/02 – Vice President & General Manager, Global Restaurant Division.

Mr. Kelly is 51 years old and has had the following work experience during the last five years: 2/00 to present – Vice President and Controller; 7/97 to 2/00 – Vice President, Finance & Administration/McCormick Schilling Division.

Mr. Kurzius is 48 years old and has had the following work experience during the last five years: 9/05 to present – President, U.S. Consumer Foods; 1/05 to 9/05 Vice President and General Manager, Sales and Marketing; 1/97 to 12/04 Mr. Kurzius was President and CEO of Zatarain’s Brands, Inc., which was acquired by McCormick in 2003.  Mr. Kurzius joined Zatarain’s in 1991.

Mr. Langmead is 48 years old and has had the following work experience during the last five years:  9/05 to present – President, U.S. Industrial Group; 2/02 to 9/05 - Vice President & General Manager, Food Service & Global Restaurant Divisions; 4/99 to 2/02 – Vice President & General Manager, Food Service Division.

Mr. Skelton is 58 years old and has had the following work experience during the last five years: 11/02 to present – Senior Vice President, General Counsel & Secretary; 6/97 to 11/02 - Vice President, General Counsel & Secretary.

Mr. Timbie is 51 years old and has had the following work experience during the last five years: 9/05 to present – President, International; 1/04 to 9/05 – President, International Consumer Products Group; 3/01 to 12/03 – President, McCormick Canada; 10/99 to 2/01 – Vice President & General Manager, Perimeter Group/Consumer Markets.

Mr. Wilson is 48 years old and has had the following work experience during the last five years: 9/05 to present – President, North American Consumer Foods and U.S. Supply Chain; 1/03 to 9/05 – President, U.S. Consumer Foods; 3/01 to 12/02 – Vice President & General Manager, Sales & Marketing; 12/98 to 2/01 – President, McCormick Canada.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has disclosed in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 55 of the Registrant’s Annual Report to Stockholders for 2005, which page is incorporated by reference, the information relating to the market price and dividends paid on the Registrant’s common stocks. The market price of the Registrant’s common stock at the close of business on December 30, 2005 was $30.64 for the Common Stock and $30.92 for the Common Stock Non-Voting.

The Registrant’s Common Stock Non-Voting and voting Common Stock are listed and traded on the New York Stock Exchange. The approximate number of holders of Common Stock of the Registrant based on record ownership as of December 31, 2005 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,100
Common Stock Non-Voting, no par value	10,900

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 1,2005 to	CS–7,000	$29.73	7,000	$6.2 million
September 30, 2005	CSNV–0	$0.00	0

October 1, 2005 to	CS–20,000	$30.87	20,000	$380.6 million
October 31, 2005	CSNV–800,000	$31.27	800,000

November 1, 2005 to	CS–25,000	$30.77	25,000	$362.1 million
November 30, 2005	CSNV–586,577	$30.20	586,577

Total	CS–52,000	$30.66	52,000	$362.1 million
	CSNV–1,386,577	$30.82	1,386,577

Note:  During the quarter, the Company continued to purchase against its $300 million authorization approved by the Board of Directors in the fourth quarter of 2003, and completed all of its available purchases under that authorization in October 2005.  In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization.  As of November 30, 2005, $362.1 million remained of the $400 million authorization.  In the absence of an acquisition, the Company expects that it will complete all of its available purchases under this authorization by the end of fiscal year 2007.

Item 6.  Selected Financial Data

This information is set forth on the line items titled “Net sales-under EITF 01-09,” “Net income from continuing operations,” “Earnings per share – Diluted - Continuing operations,” “Common dividends declared,” “Long-term debt” and “Total assets” for the years 2001 through 2005 in the “Historical Financial Summary” on page 56 of the Registrant’s Annual Report to Stockholders for 2005, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 42 through 44 of the Registrant’s Annual Report to Stockholders for 2005 and Note 3 “Discontinued Operations” on page 45 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth in “Management’s Discussion and Analysis” on pages 21 through 35 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 31 through 33 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference, and in Note 8 “Financial Instruments” on pages 48 and 49 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 38 through 56 of the Registrant’s Annual Report to Stockholders for 2005, which pages are incorporated by reference. The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on pages 36 and 37 of the Registrant’s Annual Report to Stockholders for 2005, which page is incorporated by reference. The supplemental schedule for 2003, 2004 and 2005 is included on page 15 of this Report on Form 10-K.

The unaudited quarterly data is included in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 55 of the Registrant’s Annual Report to Stockholders for 2005, which page is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Registrant maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Registrant’s principal executive officer and principal financial officer evaluated as of November 30, 2005 the effectiveness of this system of disclosure controls and procedures, and have concluded that such disclosure controls and procedures were effective as of such date.

Internal Control over Financial Reporting

Management’s report on the Registrant’s internal controls over financial reporting and the report of the Registrant’s Independent Registered Public Accounting Firm on internal controls over financial reporting are included on page 36 of the Registrant’s Annual Report to Stockholders for 2005, which page is incorporated by reference.

Certifications

The certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Registrant’s Chief Executive Officer filed a certification with the NYSE on April 21, 2005 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information responsive to this item is set forth in Part I of this Report in the section titled “Executive Officers of the Registrant” and in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for 2006, incorporated by reference herein, to be filed within 120 days after the end of the Registrant’s fiscal year (the “2006 Proxy Statement”).

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

Item 11.  Executive Compensation

Information responsive to this item is incorporated herein by reference to the sections titled “Report on Executive Compensation,” “Summary Compensation Table,” “Compensation of Directors,” “Pension Plan Table,” “Stock Options - Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” “Mid-Term Incentive Plan” and “Performance Graph – Shareholder Return” in the Registrant’s 2006 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the Registrant’s 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information responsive to this Item is incorporated herein by reference to the section entitled “Independence of Directors” in the Registrant’s 2006 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the Registrant’s 2006 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.     The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 14 of this Report.

2.     The financial statement schedule required by Item 8 of this Form 10-K is listed in the Table of Contents appearing on page 14 of this Report.

3.     The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 16 through 20 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ Robert J. Lawless	Chairman, President &	January 27, 2006
	Robert J. Lawless	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ Robert J. Lawless	Chairman, President &	January 27, 2006
	Robert J. Lawless	Chief Executive Officer

Principal Financial Officer:

By:	/s/ Francis A. Contino	Executive Vice	January 27, 2006
	Francis A. Contino	President - Strategic
Planning & Chief Financial
Officer

Principal Accounting Officer:

By:.	/s/ Kenneth A. Kelly, Jr	Vice President &	January 27, 2006
	Kenneth A. Kelly, Jr.	Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ Barry H. Beracha	January 27, 2006
Barry H. Beracha

/s/ James T. Brady	January 27, 2006
James T. Brady

/s/ John P. Bilbrey	January 27, 2006
John P. Bilbrey

/s/ Francis A. Contino	January 27, 2006
Francis A. Contino

/s/ Edward S. Dunn	January 27, 2006
Edward S. Dunn

/s/ J. Michael Fitzpatrick	January 27, 2006
J. Michael Fitzpatrick

/s/ Freeman A. Hrabowski, III	January 27, 2006
Freeman A. Hrabowski, III

/s/ Robert J. Lawless	January 27, 2006
Robert J. Lawless

/s/ Margaret M. V. Preston	January 27, 2006
Margaret M. V. Preston

/s/ William E. Stevens	January 27, 2006
William E. Stevens

/s/ Karen D. Weatherholtz	January 27, 2006
Karen D. Weatherholtz

TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant’s 2005 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Statement of Income for the years ended November 30, 2005, 2004 & 2003

Consolidated Balance Sheet, November 30, 2005 & 2004

Consolidated Statement of Cash Flows for the years ended November 30, 2005, 2004 & 2003

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2005, 2004 & 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting

Included in Part IV of this Annual Report:

Supplemental Financial Schedule:

II  - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2005 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2005 is being furnished with this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS) (1)

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year

Year ended November 30, 2005 Allowance for doubtful receivables	$6.7	$.3	$1.6	$5.4

Year ended November 30, 2004 Allowance for doubtful receivables	$6.3	$1.2	$0.8	$6.7

Year ended November 30, 2003 Allowance for doubtful receivables	$5.4	$1.9	$1.0	$6.3

Notes:

(1)The table excludes discontinued operations.

EXHIBIT INDEX

ITEM 601 EXHIBIT NUMBER	REFERENCE OR PAGE

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3) Articles of Incorporation and By-Laws

Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

By-Laws of McCormick & Company, Incorporated Restated and Amended on September 17, 2002	Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on October 11, 2002.
Amendment to the By-Laws of McCormick & Company, Incorporated dated January 27, 2004	Incorporated by reference from Exhibit 3(i) of the Registrant’s Form 10-K for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on January 27, 2004.

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

(10) Material contracts

(i)            Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub I, LLC and Setco, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(i) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(ii)           Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and Tubed Products, Inc., a former wholly-owned subsidiary of Registrant, which agreement is incorporated by reference from Exhibit 10(ii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(iii)          Asset Purchase Agreement dated June 26, 2003 among Kerr Group, Inc., Kerr Acquisition Sub II, LLC and O.G. Dehydrated, Inc., a former wholly-owned subsidiary of Tubed Products, Inc., which agreement is incorporated by reference from Exhibit 10(iii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003.*

(iv)          Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein. Amendment Number 1 to the Supplemental Executive Retirement Plan, effective January 1, 2005, which agreement is incorporated by reference from Exhibit 10(iv) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005. **

(v)           The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of the Registrant’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.**

(vi)         The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.**

(vii)        The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.**

(viii)       2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.**

(ix)          2004 Directors’ Non-Qualified Stock Option Plan, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.**

(x)           Directors’ Share Ownership Program, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth on page 28 of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.**

(xi)          Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of the Registrant’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.**

(xii)         2005 Deferred Compensation Plan, effective January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 10(xii) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.

(xiii)        The 2005 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 16, 2005, as filed with the Securities and Exchange Commission on February 16, 2005, and incorporated by reference herein.**

(xiv)        Stock Purchase Agreement dated May 7, 2003 among the Registrant, Zatarain’s Brands, Inc., and the stockholders set forth on the stockholder signature pages of the Agreement, which agreement is incorporated by reference from Exhibit 10(vii) of Registrant’s Form 10-Q for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission on July 11, 2003.

(xv)         $400,000,000 Credit Agreement, dated January 25, 2005 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xv) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.

(xvi)        Consulting agreement between Registrant and Robert W. Schroeder dated January 1, 2004, which agreement is incorporated by reference from Exhibit 10(xv) of Registrant’s Form 10-K for the fiscal year ended November 30, 2003, as filed with the Securities and Exchange Commission on January 29, 2004.**

(xvii)       Retirement Agreement between Registrant and John C. Molan dated January 27, 2004, which agreement is incorporated by reference from Exhibit 10(xvi) of the Registrant’s 10-Q for the quarter ended August 31, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.**

(11) Statement re computation of per share earnings	Not applicable.

(12) Statement re computation of ratios	Not applicable.

(13) Annual report to security holders, Form 10-Q and 10-QSB, or quarterly report to security holders	The Registrant’s Annual Report to Stockholders for 2005 is attached as Exhibit 13.

(14) Code of Ethics	Not applicable.

(16) Letter re change in certifying accountant	Not applicable.

(18) Letter re change in accounting principles	Not applicable.

(21) Subsidiaries of the registrant	Attached as Exhibit 21.

(22) Published report regarding matters submitted to vote of securities holders	Not applicable.

(23) Consents of experts and counsel	Attached as Exhibit 23.

(24) Power of attorney	Not applicable.

(31) Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32) Section 1350 Certifications	Attached.

(99) Additional Exhibits	None.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.