Form 10-Q
period 2006-02-28
MCCORMICK & CO INC
filed 2006-04-06
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2006 Commission File Number
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒   Accelerated Filer  ☐ Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding February 28, 2006

Common Stock	14,272,108

Common Stock Non-Voting	118,209,151

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6	EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended February 28,
	2006	2005

Net sales	$609,701	$603,623
Cost of goods sold	370,616	375,455

Gross profit	239,085	228,168

Selling, general and administrative expense	181,628	168,910
Special charges	33,164	1,300

Operating income	24,293	57,958

Interest expense	12,863	11,084
Other income, net	1,147	54

Income from consolidated operations before income taxes	12,577	46,928

Income taxes	4,025	15,017

Net income from consolidated operations	8,552	31,911

Income from unconsolidated operations	7,280	5,456
Minority interest	(1,444)	(1,332)

Net income	$14,388	$36,035

Earnings per common share – basic	$0.11	$0.27

Average shares outstanding – basic	132,611	135,649

Earnings per common share – diluted	$0.11	$0.26

Average shares outstanding – diluted	135,303	140,457

Cash dividends paid per common share	$0.18	$0.16

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	February 28, 2006	February 28, 2005	November 30, 2005
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$31,579	$24,394	$30,263
Receivables, net	345,353	362,790	369,277
Inventories
Raw materials and supplies	163,780	153,350	157,005
Finished products and work-in process	191,200	198,471	186,999
	354,980	351,821	344,004
Prepaid expenses and other current assets	53,754	36,479	56,665
Total current assets	785,666	775,484	800,209

Property, plant and equipment	949,934	999,308	963,883
Less: accumulated depreciation	(479,998)	(516,345)	(494,123)
Total property, plant and equipment, net	469,936	482,963	469,761

Goodwill, net	667,831	713,214	663,882
Intangible assets, net	158,603	115,394	158,309
Prepaid allowances	46,865	52,708	42,301
Investments and other assets	152,025	136,912	138,242

Total assets	$2,280,926	$2,276,675	$2,272,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$128,368	$165,628	$105,313
Current portion of long-term debt	27,533	201,757	739
Trade accounts payable	170,068	179,970	198,194
Other accrued liabilities	354,135	303,319	394,745
Total current liabilities	680,104	850,674	698,991

Long-term debt	467,659	295,524	463,900
Other long-term liabilities	269,961	193,724	280,671
Total liabilities	1,417,724	1,339,922	1,443,562

Minority interest	30,944	32,206	29,190

Shareholders’ Equity
Common stock	160,303	142,901	152,823
Common stock non-voting	242,213	213,470	234,334
Retained earnings	388,402	425,826	385,230
Accumulated other comprehensive income	41,340	122,350	27,564

Total shareholders’ equity	832,258	904,547	799,951

Total liabilities and shareholders’ equity	$2,280,926	$2,276,675	$2,272,704

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended February 28,
	2006	2005

Cash flows from operating activities
Net income	$14,388	$36,035
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	18,085	17,641
Stock-based compensation	10,150	—
Income from unconsolidated operations	(7,280)	(5,456)
Changes in operating assets and liabilities	(44,739)	(55,650)
Dividends from unconsolidated affiliates	—	4,500
Net cash flow used in operating activities	(9,396)	(2,930)

Cash flows from investing activities
Capital expenditures	(16,541)	(13,982)
Proceeds from sale of property, plant and equipment	132	24
Net cash flow used in investing activities	(16,409)	(13,958)

Cash flows from financing activities
Short-term borrowings, net	23,011	25,439
Long-term debt borrowings	198,558	—
Long-term debt repayments	(170,335)	(121)
Proceeds from exercised stock options	6,793	13,648
Common stock acquired by purchase	(12,816)	(45,241)
Dividends paid	(23,881)	(21,714)
Net cash flow from (used in) financing activities	21,330	(27,989)

Effect of exchange rate changes on cash and cash equivalents	5,791	(1,064)

Increase (decrease) in cash and cash equivalents	1,316	(45,941)
Cash and cash equivalents at beginning of period	30,263	70,335

Cash and cash equivalents at end of period	$31,579	$24,394

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods.

The results of consolidated operations for the three month period ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers purchase more products in the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

Accounting and Disclosure Changes

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 is effective no later than the end of our 2006 fiscal year. We do not expect that there will be a material effect upon adoption of this statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which was adopted in the first quarter of our 2006 fiscal year.  There is no material effect upon adoption of this statement.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.             STOCK-BASED COMPENSATION

In the first quarter of 2006, we adopted SFAS No. 123(R), “Share-Based Payment.”  This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued financial statements.  Compensation expense is measured and recognized beginning in 2006 as follows:

Awards granted after November 30, 2005 - Awards are measured at their fair value at date of grant.  The resulting compensation expense is recognized in the condensed consolidated income statement ratably over the vesting period of the award.  However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date.  For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

Awards granted prior to November 30, 2005 - Awards were measured at their fair value at the date of original grant.  Compensation expense associated with the unvested portion of these options at December 1, 2005 is recognized in the condensed consolidated income statement ratably over the remaining vesting period without regard to the employee’s retirement eligibility.  Upon retirement, any unrecognized compensation expense will be recognized immediately.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

As a result of our adoption of this new accounting standard, we recognized $8.7 million in compensation expense in selling, general and administrative expense in the first quarter of 2006, which includes $4.7 million associated with grants in 2006 to individuals who were eligible for retirement on or before the grant date.  In addition, we recognized $1.4 million of expense in special charges representing the acceleration of vesting in accordance with the provisions of the award for employees who are part of the voluntary separation program (see Note 3).  No similar expense was charged against income in the prior periods as we elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities.  Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operations.  The prior year statement of cash flows has not been restated.  The tax benefit from the exercise of options was $1.1 million during the three months ended February 28, 2006 and $5.3 million during the three months ended February 28, 2005.

We have two types of stock-based compensation awards:  restricted stock units (“RSU’s”) and stock options, including options granted under an employee stock purchase plan (“ESPP”). Below, we have summarized the key terms and methods of valuation for our stock-based compensation awards:

RSU’s

In the first quarter of 2006, we issued 0.3 million RSU’s.  The RSU’s are valued at the market price on the date of grant.  In general, they vest over a two-year term and are expensed ratably over that period, subject to the retirement eligibility rules.

Stock Options

ESPP - We have an ESPP, approved by the Board of Directors and stockholders, which enables employees to purchase McCormick common stock non-voting at the lower of the stock price at the grant date or purchase date.  This plan has a two-year term and is expensed immediately on the date of grant since employees can purchase the full amount of stock upon grant.  Historically, we have adopted a new ESPP upon the expiration of the current plan.

We value our ESPP using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below.  We use the Black-Scholes model as opposed to a lattice pricing model since employee exercise patterns are not relevant to this plan.  The major assumptions in this model are based on historical data.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Other Option Plans - Stock options are granted with an exercise price equal to the market price of the stock at the date of grant.  Substantially all of the options granted are exercisable pursuant to a four-year vesting schedule.

Beginning in the 2005 fiscal year, the fair value of these options was estimated using a lattice option pricing model which incorporates the assumptions noted in the table below.  We believe the lattice model provides a better estimated fair value of our options as it can incorporate a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock.  We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model.  The expected term of the options is derived from the output of the option pricing model and represents the period of time that options are expected to remain unexercised.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Prior to

2005, we valued our stock options using the Black-Scholes option pricing model.  In 2005, the Black-Scholes model would have produced a fair value that was approximately 15% higher than the lattice model.

Under our stock option plans, we may issue shares on a net basis at the request of the option holder.  This occurs when the option price is settled by tendering outstanding shares owned for at least six months by the option holder.

The fair values of grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	For the three months ended February 28, 2006	For the three months ended February 28, 2005

Risk-free interest rates	4.5-4.7%	2.4-4.2%
Dividend yield	2.0%	1.7%
Expected volatility	18.2-25.6%	12.4-20.5%
Expected lives	5.4	5.9

The following is a summary of all option activity for the quarter ended February 28, 2006:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at November 30, 2005	17,466	$24.58
Granted	520	32.83
Exercised	316	18.81
Forfeited	56	32.49
Outstanding at February 28, 2006	17,614	24.90	$110,826

Exercisable at February 28, 2006	12,719	$22.10	$115,668

A summary of our stock options outstanding at February 28, 2006 follows:

		Options outstanding		Options exercisable
(shares in thousands) Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average exercise price

$11.00-$17.84	2,576	3.1	$14.01	2,576	$14.01
$17.85-$24.68	8,044	5.2	$20.88	7,216	$20.72
$24.69-$31.51	3,803	7.1	$30.54	2,009	$30.53
$31.52-$38.35	3,191	7.7	$37.10	918	$37.15
	17,614	6.0	$24.90	12,719	$22.10

In the first quarter of 2006, the weighted-average grant-

date fair value of an option granted was $7.44.  The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was approximately $4.1 million.  Total unrecognized compensation expense from stock options was $28.2 million which is expected to be recognized over a weighted-average period of 2.3 years.

The following is the status of our RSU’s as of February 28, 2006, including changes during the three month period ended February 28, 2006:

(in thousands, except per share data)	Number of Shares	Weighted- Average Grant-Date Fair Value

RSU’s outstanding at November 30, 2005	—	—
Granted	283	$32.82
Vested	—	—
Forfeited	—	—
RSU’s outstanding at February 28, 2006	283	$32.82

As of February 28, 2006, there was approximately $6.4 million of total unrecognized compensation expense from RSU’s.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

For the three months ended February 28, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25.  Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date.  If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, our net income would have been reduced to the following pro forma amounts as follows:

Three Months Ended February 28, 2005
(in thousands)

Net income as reported	$36,035
Add: stock based employee compensation expense recorded, net of tax	76
Deduct: pro forma stock based employee compensation expense, net of tax	(3,985)
Pro forma net income	$32,126

Earnings per common share:
Basic - as reported	$0.27
Basic - pro forma	$0.24

Diluted - as reported	$0.26
Diluted - pro forma	$0.23

Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures and amortizes the compensation expense for retiree eligible individuals over the vesting period without consideration to acceleration of vesting for retirement eligible employees.  These computational differences and the differences in the terms and nature of 2006 stock-based compensation awards create incomparability between the pro forma stock compensation presented above and the stock compensation recognized in 2006.

3.                             SPECIAL CHARGES

In November of 2005, the Board of Directors approved a restructuring plan which is intended to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy and eliminate administrative redundancies. Total pre-tax charges under this restructuring plan are estimated to be $130-$150 million, with approximately 75% related to the consumer segment and 25% related to the industrial segment.  Of these charges, we expect approximately 60% will consist of severance and other personnel costs, 15% of asset write-offs and 25% of other exit costs.  We expect the cash related portion of the charges will be approximately $100 million. The actions being taken are expected to reduce our global workforce by 800-1,000 over the three-year period.

We estimate $50 million ($34 million after-tax) of annual cost savings will be achieved by 2008 as a result of the restructuring plan with $10 million ($7 million after-tax) to be realized in 2006.  We expect that this will improve margins and increase earnings per share.  We expect to invest a portion of these cost savings in sales growth drivers such as brand advertising.  These savings are expected to be reflected in both cost of sales and selling, general and administrative expenses in the consolidated statement of income.

In the fourth quarter of 2005, we recorded $10.7 million ($7.2 million after-tax) of charges as a result of actions taken under the restructuring plan, of which $10.5 million related to the consumer segment and $0.2 million related to the industrial segment.  These charges included certain severance costs associated with the closing of our consumer manufacturing plant in Salinas, California, closing costs for a small plant in Belgium and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

During the three months ended February 28, 2006, we recorded special charges of $33.4 million ($22.7 million after-tax), of which $33.2 million ($22.6 million after-tax) is reflected in special charges and $0.2 million ($0.1 million after-tax) is reflected in cost of goods sold.  We recorded $31.0 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S. and closures of manufacturing facilities in Salinas,

California, Hunt Valley, Maryland, Sydney, Australia and Kerava, Finland.  The remaining $2.2 million of special charges recorded in the first quarter include other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe.  Of the expected global workforce reduction of 800-1,000 employees, approximately 525 employees have been notified, of which the majority are expected to leave in 2006.

The major components of the special charges and the remaining accrual balance related to the 2005 restructuring plan as of February 28, 2006 follow (in thousands):

	Severance and personnel costs	Asset write-downs	Other exit costs	Total

November 30, 2005	$8,023	$—	$649	$8,672
Special charges	31,044	214	2,120	33,378
Amounts utilized	(3,151)	(214)	(2,484)	(5,849)
February 28, 2006	$35,916	$—	$285	$36,201

4.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended February 28,
	2006	2005

Average shares outstanding - basic	132,611	135,649
Effect of dilutive securities:
Stock options and employee stock purchase plan	2,692	4,808
Average shares outstanding - diluted	135,303	140,457

During the quarter ended February 28, 2006, we issued 303,362 shares of common stock under our stock option and employee stock purchase plans and repurchased 400,000 shares of common stock in connection with our stock repurchase program.  During the quarter ended February 28, 2005, we issued 846,472 shares of common stock under our stock option and employee stock purchase plans and repurchased 1,200,976 shares of common stock in connection with our stock repurchase program.

5.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended February 28,
	2006	2005

Net income	$14,388	$36,035
Other comprehensive income, (net of tax):
Minimum pension liability adjustment	(718)	(231)
Foreign currency translation adjustments	13,385	265
Derivative financial instruments	1,105	2,733
Comprehensive income	$28,160	$38,802

6.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense for the three months ended February 28, 2006 and 2005 (in thousands):

	United States		International
	2006	2005	2006	2005
Defined benefit plans
Service cost	$3,300	$2,977	$1,321	$1,425
Interest costs	5,530	5,165	2,006	1,925
Expected return on plan assets	(5,637)	(5,083)	(1,704)	(1,771)
Amortization of prior service costs	24	4	24	19
Amortization of transition assets	—	—	(1)	(22)
Recognized net actuarial loss	2,630	2,858	689	318
Total pension expense	$5,847	$5,921	$2,335	$1,894

On December 31, 2005, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans are generally funded throughout the year.  Total contributions to our pension plans in 2006 are expected to be approximately $35 million.

The following table presents the components of our other postretirement benefits expense for the three months ended February 28, 2006 and 2005 (in thousands):

	Three months ended February 28,
	2006	2005
Other postretirement benefits
Service cost	$913	$705
Interest costs	1,398	1,340
Amortization of prior service costs	(284)	(284)
Amortization of losses	254	196
Total other postretirement expense	$2,281	$1,957

7.                             FINANCIAL INSTRUMENTS

In December 2005, we issued $200 million of 5.20% senior notes due in 2015.  Net interest payments are fixed at 5.20% until maturity.  The net proceeds of this offering were used to pay down $170 million of long-term debt maturing in the first quarter of 2006. The remaining net proceeds will be used to pay down long-term debt maturing in the second and third quarter of 2006.

8.                             BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial.

The consumer and industrial segments manufacture, market and distribute seasoning blends, spices, herbs, coating systems and other flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, discount and drug stores, and warehouse clubs under a variety of brands, including McCormick and Zatarain’s in the U.S., Ducros, Vahine and Silvo in continental Europe, Club House in Canada, and Schwartz in the U.K. Our industrial segment sells to other food manufacturers and food service customers both directly and indirectly through distributors.

We measure segment performance based on operating income excluding special charges for our restructuring program.  The segments are managed separately due to their distinct distribution channels and marketing strategies, however, manufacturing and warehousing are often integrated to maximize cost efficiencies.  Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost.

For the quarter ended February, 28, 2006, we changed the way we internally manage and report our business segment results as follows:

•                  We now allocate 100% of our selling, general and administrative expenses to the business segments.  We believe that this allocation better represents the profitability of our two segments.

•                  The sales and income related to warehouse club customers are now managed in the consumer business.  Through 2005, this was managed in the industrial business.

•                  Special charges are managed separately from the business segments and accordingly the segments are measured on operating profit excluding special charges.

In line with these changes, prior period segment results have been restated to be comparable with the current presentation.

	Consumer	Industrial	Total
	(in thousands)
Three months ended February 28, 2006
Net sales	$344,764	$264,937	$609,701
Special charges	21,337	12,041	33,378
Operating income excluding special charges	46,205	11,466	57,671
Income from unconsolidated operations	6,527	753	7,280

Three months ended February 28, 2005
Net sales	$340,543	$263,080	$603,623
Special charges	923	377	1,300
Operating income excluding special charges	51,845	7,413	59,258
Income from unconsolidated operations	4,650	806	5,456

The reconciliation of operating income excluding special charges to operating income for the quarters ended February 28, 2006 and 2005 is as follows:

Three months ended February 28, 2006
Operating income excluding special charges	$57,671
Special charges	33,378
Operating income	24,293

Three months ended February 28, 2005
Operating income excluding special charges	$59,258
Special charges	1,300
Operating income	57,958

9.                             SUBSEQUENT EVENTS

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus 0.05%. We designated these swaps, which expire on December 15, 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% fixed rate senior notes maturing on December 15, 2015.  Any unrealized gain or loss on this swap will be offset by a corresponding increase or decrease in value of the hedged debt.  No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

ITEM 2           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the first quarter of 2006 rose to $609.7 million, an increase of 1.0% from the first quarter of 2005.  Higher volume driven by new products and favorable price and product mix contributed 3.3% to the increase while unfavorable foreign exchange rates reduced sales 2.3%.

Diluted earnings per share for the first quarter of 2006 were $0.11 compared to $0.26 for the first quarter of 2005.  During the quarter, $33.4 million of special charges were recorded which reduced earnings per share by $0.17.  Also in the first quarter of 2006, we adopted SFAS NO. 123(R), requiring all stock-based compensation to be expensed. As a result, we recorded $8.7 million of compensation expense which reduced earnings per share by an additional $0.04.  Higher sales, improved gross profit margin and higher income from our unconsolidated joint venture in Mexico added $0.06 to earnings per share.

Gross profit margin for the first quarter of 2006 was up 1.4 percentage points to 39.2%.  Last year gross profit margin in the first half was significantly impacted by vanilla.  In addition to an improvement in vanilla margins for our industrial business, we benefited from our cost savings initiatives.

For the first quarter of 2006, net cash flow used in operating activities was $9.4 million compared to $2.9 million in the same period of 2005.  In the first quarter of 2006, we used operating cash flow and additional borrowings to fund $12.8 million of share repurchases and $23.9 million of dividend payments. In the first quarter of 2005, we used operating cash flow and additional borrowings to fund $45.2 million of share repurchases and $21.7 million of dividend payments.

RESULTS OF OPERATIONS - SEGMENTS

For the quarter ended February, 28, 2006, we changed the way we internally manage and report our business segment results.

•                  We now allocate 100% of our selling, general and administrative expenses to the business segments.  We believe that this allocation better represents the profitability of our two segments.

•                  The sales and income related to warehouse club customers are now managed in the consumer business.  Through 2005, this was managed in the industrial business.

•                  Special charges are managed separately from the business segments and accordingly the segments are measured on operating profit excluding special charges.

In line with these changes, the segment results have been changed and prior periods have been restated to be comparable.

CONSUMER BUSINESS

	Three months ended February 28,
	2006	2005
	(in thousands)

Net sales	$344,764	$340,544
Operating income excluding special charges	46,205	51,845

For the first quarter of 2006, sales from our consumer business increased 1.2% compared to the same period in 2005.  The negative effect of foreign exchange rates decreased sales 3.2%.  Excluding the negative impact of foreign currency exchange, the overall sales increase was mainly due to the introduction of new products and higher sales volume.  We have been successful in increasing consumer business sales this year with the introduction of new products, a focus on marketing to Hispanic consumers in the U.S. and other important product related initiatives.  During the quarter, we recorded $3.0 million of slotting allowances associated with the launch of new products in the U.S., which lowered consumer business sales 1%.  Slotting allowances are up-front payments made to retailers to have new products carried by the retailers and placed on their shelves.

In the Americas, sales increased 5.0% in the first quarter of 2006, compared to the first quarter of 2005, with 0.5% of the increase coming from favorable foreign exchange rates.  We increased sales with the introduction of new products and increased sales volumes.  Our newly launched Zatarain’s Ready-to-Serve complete meals have been accepted at approximately 75% of our targeted retailers.  The new McCormick Finishing Sauces have also gained similar acceptance.  New products launched in fiscal year 2005, such as seasoning mixes for slow cookers contributed to sales growth, along with products marketed to Hispanic consumers.  The increase in this region was offset, in part, by $3.0 million of slotting allowances for the new Zatarain’s and McCormick brand products which decreased sales in the Americas 1.4%.  During the quarter, we successfully implemented a price increase that will offset the higher costs of energy, packaging and employee benefits that we expect to face in 2006.  In the first quarter of 2005, we had a negative impact on our sales from a reduction in trade inventories which we did not experience in the first quarter of 2006.

First quarter 2006 sales in Europe declined 5.1% compared to the first quarter of 2005.  Foreign exchange rates were very unfavorable resulting in a 10.2% negative impact on sales.  However, we continued to see a stabilization of competitive conditions for our spice category in France and increased sales in the first quarter of 2006.  Part of this increase was also due to additional customer purchases in advance of our B2K implementation on March 1, 2006.

In the Asia/Pacific region sales declined 3.0% in the first quarter of 2006 compared to the first quarter of 2005.  Of this decrease, 2.3% was due to the impact of unfavorable foreign exchange rates.  In China, we are continuing to eliminate lower margin items such as soy sauce.  In addition, sales of products to flavor chicken were weak in China due to concerns about Avian Flu.  These decreases were partially offset by increased sales of other core items, such as spices and herbs.

First quarter operating income excluding special charges for our consumer business decreased $5.6 million compared to the same period of 2005. This decrease was mainly due to stock-based compensation expense of $5.7 million which we did not record in prior periods.  Higher sales and operating income, primarily in the Americas, offset $3.0 million of slotting allowances for the new Zatarain’s and McCormick brand products and B2K implementation costs in Europe.  In the first quarter of 2006, $21.3 million of special charges were recorded in the consumer business.  Of this amount, $19.8 million was for severance costs associated with our voluntary separation program and closure of manufacturing facilities.  The remaining $1.5 million of special charges recorded in the first quarter include additional costs associated with the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

INDUSTRIAL BUSINESS

	Three months ended February 28,
	2006	2005
	(in thousands)

Net sales	$264,937	$263,080
Operating income excluding special charges	11,466	7,413

For the first quarter of 2006, sales for our industrial business increased 0.7% compared to the same period in 2005, despite a 1.2% negative impact from unfavorable foreign exchange rates.  This increase was driven primarily by higher volumes related to new product introductions by our U.S. customers.  The sales increase in the Americas was partially offset by weak sales in Europe and the Asia/Pacific region.

In the Americas, industrial sales increased 5.6% in the first quarter of 2006 compared to the same period in 2005, with 0.8% from favorable foreign exchange rates.  This increase reflects the introduction of new products by our customers, including some of those that were delayed in the latter part of 2005.  We also saw continued sales growth from seasonings and other products that flavor snacks.  A price increase was implemented for products sold to food service distributors to offset higher costs, including energy, packaging and employee benefits.  In the first quarter of 2006 we experienced very little impact from the elimination of lower margin SKUs and customer rationalization.  However, we expect to see a negative sales impact from these actions beginning in the second quarter of 2006 for our industrial sales in the Americas.

In Europe, sales declined 12.7% in the first quarter of 2006 compared to the same period of 2005, which resulted primarily from an unfavorable foreign exchange rate impact of 7.9%.  The remaining decrease was primarily due to the elimination of lower margin products.  In this region, between 2003 and 2005, we reduced our SKU count by 40%.  In 2006, we are targeting another 10% of SKU reductions which will continue to create pressure on sales, but we expect it will have a minimal impact on profit.

In the Asia/Pacific region, industrial sales declined 6.1% in the first quarter of 2006 compared to the first quarter of 2005.  Of this decrease, 0.5% came from unfavorable foreign exchange rates.  The remaining decrease was mainly due to our industrial business in Australia where lower margin products will no longer be supplied by McCormick.  Although this will have a negative sales impact throughout 2006, we expect it will have a minimal impact on profit.  This decline was partially offset by the benefit we continue to experience in China from the expansion of our restaurant and food manufacturer customers.

In the first quarter of 2006, industrial business operating

income excluding special charges increased $4.1 million compared to the first quarter of 2005.  Stock-based compensation of $3.0 million was recorded in the first quarter of 2006 with no corresponding expense in 2005.  Higher sales and significantly improved gross profit margin, primarily in the Americas, added $7.1 million to operating income in the first quarter of 2006.  In the first quarter of 2005, the industrial business was affected by a supply of high cost vanilla beans and the weak performance of the industrial business in Europe, both of which had a negative impact on operating profit margin.  In the first quarter of 2006, $12.0 million of special charges were recorded in the industrial business.  Of this amount, $11.5 million was for severance costs associated with our voluntary separation program and closure of manufacturing facilities.  The remaining $0.5 million of special charges recorded in the first quarter include other exit costs associated with the consolidation of production facilities.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) for the first quarter of 2006 increased to 39.2% compared to 37.8% in the same period last year.  Gross profit margin in the first half of last year was significantly impacted by vanilla.  In addition to an improvement with our vanilla margins, we have benefited from our cost savings activities.

Selling, general and administrative expenses increased in the first quarter of 2006 as compared to the same period of the prior year in both dollars and as a percentage of net sales.  Selling, general and administrative expenses as a percentage of sales increased to 29.8% in the first quarter of 2006 from 28.0% in the comparable period of the prior year.  This increase was primarily due to the adoption of SFAS 123(R) in the first quarter of 2006 which resulted in the recognition of $8.7 million of stock-based compensation expense.  In addition, our incentive compensation increased in line with our improved operating results.

Interest expense in the first quarter of 2006 increased by $1.8 million compared to the first quarter of 2005 due to higher average short-term and long-term interest rates and increased average total debt.

The effective tax rate of 32.0% was the same for the quarter ended February 28, 2006 and 2005.

Income from unconsolidated operations for the first quarter of 2006 increased by $1.8 million to $7.3 million compared to the same period in 2005.  This improvement was primarily driven by higher sales and significantly higher income from our joint venture in Mexico.  Strong mayonnaise sales and moderate soybean oil prices contributed to the continued improved performance in this joint venture.

SPECIAL CHARGES

As the next step in our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs.  At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements.  These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005.  As part of this plan, over the next three years, we will consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy and eliminate administrative redundancies.  In addition, for the industrial business, we will reallocate resources to key customers and take pricing actions on lower volume products to meet new margin targets.  A new business-wide forecasting process is being installed and the use of technology will be accelerated to monitor and manage the business.  Through 2008, these actions are intended to reduce the number of industrial business customers and products in the U.S. by approximately 25%.  Sales related to these customers and products represent approximately 2-5% of industrial business sales in the U.S.  As these sales have minimal profit, this reduction will lead to higher margins.  These reductions will also facilitate the consolidation of certain manufacturing facilities.

We expect that the restructuring plan will reduce complexity and increase the organizational focus on growth opportunities in both the consumer and industrial businesses.  In addition, we are projecting $50 million ($34 million after-tax) of annual cost savings by 2008.  In 2006, we expect to realize $10 million ($6.8 million after-tax) of savings and estimate that another $30 million ($20.4 million after-tax) will be realized in 2007.  We expect that this will improve margins and increase earnings per share, as well as invest a portion of these savings in sales growth drivers such as brand advertising.  These savings are expected to be reflected in both cost of sales and selling, general and administrative expenses in the consolidated statement of income.

Total pre-tax charges under this restructuring plan are estimated to be $130-$150 million with approximately 75% related to the consumer segment and 25% related to the industrial segment.  Of these charges, we expect that approximately 60% will consist of severance and other personnel costs, 15% will consist of asset write-offs and 25% will consist of other exit costs.  In the fourth quarter of 2005, $10.7 million ($7.2 million after tax) of charges were recorded, of which $10.5 million related to our consumer business.  These charges included certain severance costs associated with the closing of our manufacturing plant in Salinas, California, closing costs for a small plant in Belgium and costs associated with reorganization of the sales and distribution networks in the U.S. and Europe.  Following the

$10.7 million charge recorded in 2005, we expect to record up to $85 million during the 2006 fiscal year.  The remaining portion will occur fairly evenly between 2007 and 2008.  For the total plan, the cash related portion of the charges will be approximately $85-$100 million, of which approximately $60 million will be spent in 2006.  We intend to fund this spending through internally generated funds.  A significant portion of the cash expenditures will be related to employee severance.  The actions being taken pursuant to the restructuring plan are expected to reduce our global workforce by 800-1,000 over the three-year period.

During the three months ended February 28, 2006, we recorded special charges of $33.4 million ($22.7 million after tax).  The costs recorded in the first quarter of 2006 primarily include severance costs associated with our voluntary separation program in several functions in the U.S.  In addition, we announced the closure of two U.S. manufacturing facilities, one each in Sydney, Australia, and Kerava, Finland.  In Finland, we have made the decision to exit a small and unprofitable part of our business.  These expenses were classified in special charges ($33.2 million) cost of goods sold ($0.2 million) in the condensed consolidated statement of income.

HURRICANE KATRINA

In the fourth quarter of 2005, our Zatarain’s facility in Gretna, Louisiana was impacted by Hurricane Katrina.  By the end of the first quarter of 2006, Zatarain’s has transitioned many of its displaced operations back to the Gretna, Louisiana facility. Because of this continuing transition, we are still experiencing higher costs from co-packers which are expected to taper off during the remainder of 2006.  Despite this situation, Zatarain’s was able to launch a major new product initiative and increase sales in the first quarter of 2006 compared to the same period in 2005.  We are working with our property and casualty insurance and business interruption insurance carriers regarding possible reimbursement of costs.  We have not accrued for or recorded any receivables for these potential claims as of February 28, 2006.

JOINT VENTURE CHANGES

In February 2006, we signed a definitive agreement to acquire the remaining 49% share of Dessert Products International, S.A.S. (“DPI”) in exchange for our 50% ownership interest in the Signature Brands, L.L.C. joint venture. We acquired a 51% interest in the DPI business as part of the acquisition of the Ducros business in August 2000.  As a result, we will have 100% ownership of DPI, which markets the Vahine brand in France.

This action is part of our plan to simplify our business and focus on those areas we believe have strong growth potential.  Vahine is the leading brand of dessert aids in France and other

European countries.

The impact of this exchange on our ongoing sales and net income is expected to be neutral.  We will record a gain and receive cash upon completion of the transaction, which is expected to occur in the second quarter of 2006, subject to regulatory approvals and other customary closing conditions.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We manage our foreign currency exchange rate exposure by entering into forward and option foreign currency exchange contracts.  The fair value of our portfolio of forward and option contracts included an unrealized loss of $0.7 million as of February 28, 2006, compared to unrealized losses of $2.0 million as of February 28, 2005 and $0.6 million as of November 30, 2005. The notional value of our portfolio of forward and option contracts was $28.8 million as of February 28, 2006, compared to the $37.5 million notional value as of February 28, 2005 and the $24.0 million notional value as of November 30, 2005. The reduction in notional value since November 30, 2005 is primarily due to a decrease in foreign exchange contracts covering Euro exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements.  In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt.  As of February 28, 2006, we had a total of $125 million of interest rate swap contracts which are discussed below.

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus .05%. We designated these swaps, which expire on December 15, 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% fixed rate senior notes maturing on December 15, 2015.  Any unrealized gain or loss on this swap will be offset by a corresponding increase or decrease in value of the hedged debt.  No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In March 2005, we entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $100 million of fixed rate medium-term notes. We issued $200 million of 5.20% fixed rate senior notes in December 2005 under our existing shelf registration statement. These swaps were cash settled upon issuance of the senior notes thereby effectively locking in a fixed interest rate in effect at the time the swaps were initiated.  The loss of $0.2 million will be amortized over the 10-year term of the senior notes as interest expense in the condensed consolidated statement of income.

In April 2004, we entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium-term notes on the same date.  This interest rate swap contract receives interest at 3.36% and pays a variable rate of interest based on six-month LIBOR minus 0.21%. We designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of February 28, 2006, the fair value of this swap contract was an unrealized loss of $2.4 million, which is offset by a corresponding decrease in value of the hedged debt, compared to an unrealized loss of $1.7 million in the same period last year and an unrealized loss of $2.2 million as of November 30, 2005. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In August 2003, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 6.4% and pay a variable rate of interest based on six-month LIBOR. We designated these swaps, which expired on February 1, 2006, as fair value hedges of the changes in fair value of $100 million of the $150 million 6.4% fixed rate medium-term note which matured on February 1, 2006.

In July 2001, we entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35%. In return, under these swap contracts, we will receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011.  The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%.  As of February 28, 2006 the fair value of these swap contracts was an unrealized loss of $4.6 million compared to an unrealized loss of $7.9 million in the same period last year and an unrealized loss of $5.7 million as of November 30, 2005.  We have designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper.  The unrealized loss on these swap contracts is recorded in other comprehensive income, as we intend to maintain the commercial paper outstanding and hold these swap contracts until maturity.  Realized gains or losses are reflected in interest expense in the applicable period.  Hedge ineffectiveness associated with these hedges was not material in the quarter.

Credit Risk

The customers of the consumer business are predominantly food retailers and food wholesalers.  Consolidations in these industries have created larger customers, some of which are highly leveraged.  In addition, competition has increased with the growth in alternative channels, including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable. This has increased our exposure to credit risk.  Several customers over the past two years have filed for bankruptcy protection. However, these bankruptcies have not had a material effect on our results. We believe that we have adequately provided for these risks in our bad debt allowance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2006, there have been no other material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2005.

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

Due to the cyclical nature of the business, we generate much of our cash flow in the fourth quarter of the fiscal year.  In the condensed consolidated statement of cash flows, net cash used in operating activities was $9.4 million for the three months ended February 28, 2006 compared to $2.9 million for the three months ended February 28, 2005. The decrease in operating cash flow is primarily the result of a smaller decrease in accounts receivable, a larger increase in inventories and a larger decrease in accounts payable when compared to the first quarter of 2005.  In addition, $4.5 million of dividends were received from our joint ventures in the first quarter of 2005 versus none in the first quarter of 2006.  These decreases were partially offset by a higher increase in accrued liabilities when compared to the same period in the prior year.  We believe that these cash flow changes were a result of timing between quarters as opposed to any longer term trends in our business.

Net cash flow used in investing activities was $16.4 million during the three months ended February 28, 2006 compared to $14.0 million in the same period last year.  This decrease is due to additional spending on capital projects in the first quarter of 2006 compared to the same period last year.  Net capital expenditures for the fiscal year 2006 are expected to be approximately $95 million which is higher than the preceding two years due to the anticipated capital expenditures under our restructuring plan.

Net cash flow from financing activities provided $21.3 million during the three months ended February 28, 2006 compared to $28.0 million used in the same period last year.  This significant increase in cash from financing activities when compared to the prior year is due to the issuance of $200 million of senior notes for which only $170 million of the proceeds were used to repay debt in the first quarter of 2006.  In addition, we acquired 0.4 million shares of our common stock for $12.8 million in the first quarter of 2006 under our share repurchase plan compared to 1.2 million shares for $45.2 million in the first quarter of 2005.  As of February 28, 2006, $349.3 million remained of the $400 million authorization.  In the absence of an acquisition or other unanticipated need for cash, we expect this authorization to be completed by the end of 2007.  We received proceeds of $5.7 million from exercised options in the first quarter of 2006 compared to $13.6 million in the same period in the prior year.  We increased dividends paid by 10.0% to $23.9 million in the first quarter of 2006 compared to $21.7 million in the first quarter of 2005.  Dividends paid in the first quarter of 2006 were declared on November 22, 2005.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 41.9% as of February 28, 2006, up from 41.4% at February 28, 2005 and 40.7% at November 30, 2005.  The increase in short-term borrowings in the first quarter of 2006 contributed to the increase in debt-to-total capital compared to November 30, 2005.  When compared to February 28, 2005, the increase in debt to capital is due to the negative foreign currency effect on equity partially offset by a reduced level of debt.  During a quarter, our short-term debt varies; however, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the three months ended February 28, 2006 and 2005 was $160.3 million and $243.3 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods.  At February 28, 2006, the exchange rates for the Euro and British pound sterling were much lower than the same period last year.  Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $20 million, inventory of approximately $8 million, goodwill of approximately $51 million and other comprehensive income of approximately $84 million since February 28, 2005.

Management believes that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and longer-term financing requirements.  There has been no significant change in the availability of funding under these credit facilities since year-end.  If we were to undertake an acquisition that requires funds in excess of our existing sources of liquidity, we would look to sources of funding from additional credit facilities or debt and/or equity issuances.

ACCOUNTING AND DISCLOSURE CHANGES

In the first quarter of 2006, we adopted SFAS No. 123(R), “Share-Based Payment.”  This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  We elected to adopt the “Modified Prospective Application” transition method which does not result in the restatement of previously issued financial statements.  Compensation expense is measured and recognized beginning in 2006 as follows:

Awards granted after November 30, 2005 - Awards are measured at their fair value at date of grant.  The resulting compensation expense is recognized in the condensed consolidated income statement ratably over the vesting period of the award.  However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date.  For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

Awards granted prior to November 30, 2005 - Awards were measured at their fair value at the date of original grant.  Compensation expense associated with the unvested portion of these options at December 1, 2005 is recognized in the condensed consolidated income statement ratably over the remaining vesting period without regard to the employee’s retirement eligibility.  Upon retirement, any unrecognized compensation expense will be recognized immediately.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

As a result of our adoption of this new accounting standard, we recognized $8.7 million in compensation expense in selling, general and administrative expense in the first quarter of 2006, which includes $4.7 million associated with grants in 2006 to individuals who were eligible for retirement on or before the grant date.  In addition, we recognized $1.4 million of expense in special charges representing the acceleration of vesting in accordance with the provisions of the award for employees who are part of the voluntary separation programs (see Note 3).  No similar expense was charged against income in the prior periods as we elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities.  Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operations.  The prior year statement of cash flows has not been restated.  The tax benefit from the exercise of options was $1.1 million during the three months ended February 28, 2006 and $5.3 million during the three months ended February 28, 2005.

We have been reviewing the composition of our long-term incentive awards and determined in 2006 to decrease the number of stock options granted compared to prior periods and award restricted stock units. This change was made to both maintain compensation that is competitive to our peer companies and to issue less shares under these incentive programs.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 is effective no later than the end or our 2006 fiscal year. We do not expect that there will be a material effect upon adoption of this statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which was adopted in the first quarter of our 2006 fiscal year.  There is no material effect upon adoption of this statement.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, annualized savings and other benefits from our streamlining and restructuring activities, the impact of Hurricane Katrina and the transition back to Gretna, Louisiana, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and foreign currency exchange rates. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s

Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2005.  Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since fiscal year end.

ITEM 4           CONTROLS AND PROCEDURES

Based on their evaluation as of February 28, 2006, our management, including the Chairman, President & Chief Executive Officer and the Executive Vice President, Strategic Planning & Chief Financial Officer, has concluded that our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Registrant or any of its subsidiaries is a party or in which any of their property is the subject.

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended November 30, 2005.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2005 to December 31, 2005	CS - 0 CSNV - 0	$ $	0.00 0.00	0 0	$362.1 million

January 1, 2006 to January 31, 2006	CS - 92,500 CSNV - 0	$ $	30.99 0.00	92,500 0	$359.2 million

February 1, 2006 to February 28, 2006	CS - 0 CSNV - 307,500	$ $	0.00 32.36	0 307,500	$349.3 million

Total	CS - 92,500 CSNV - 307,500	$ $	30.99 32.36	92,500 307,500	$349.3 million

In June 2005, the Board of Directors approved $400 million to repurchase shares.  As of February 28, 2006, $349.3 million remained of the $400 million authorization.  In the absence of an acquisition or other unanticipated need for cash, we expect that we will complete all of our available purchases under this authorization by the end of fiscal year 2007.

ITEM 6.          EXHIBITS

The following exhibits are attached or incorporated herein by reference:

Exhibit Number		Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Restated and Amended on March 22, 2006	Incorporated by reference from Exhibit 3(i) of the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2006.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter)

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

(11)	Statement re computation of per share earnings	Not applicable.

(12)	Statement re computation of ratios	Not applicable.

(13)	Annual report to security holders, Form 10-Q and 10-QSB, or quarterly report to security holders	Not applicable.

(14)	Code of Ethics	Not applicable.

(16)	Letter re change in certifying accountant	Not applicable.

(18)	Letter re change in accounting principles	Not applicable.

(22)	Published report regarding matters submitted to vote of securities holders	Not applicable.

(23)	Consents of experts and counsel	Not applicable.

(24)	Power of attorney	Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

(99)	Additional Exhibits	None.

*                      Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**               Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	April 3, 2006	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic
Planning & Chief Financial Officer

Date:	April 3, 2006	By:	/s/ Kenneth A. Kelly, Jr
Kenneth A. Kelly, Jr.
Vice President & Controller