Form 10-K/A
period 2005-11-30
MCCORMICK & CO INC
filed 2006-05-26
CIK 63754

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). (Check one)

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2005: $333,132,269

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2005: $4,004,841,587

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Number of Shares Outstanding

Date

Common Stock	14,435,607	December 31, 2005
Common Stock Non-Voting	118,176,901	December 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2005	Part I, Part II

Registrant’s Proxy Statement dated February 17, 2006	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2005, to include the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2005 and 2004, the Zatarain’s Partnership L.P. 401(K) Retirement Plan for the years ended December 31, 2005 and 2004, and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2005 and 2004. This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 11-K

Annual Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2005

Commission File Number 001-14920

THE McCORMICK 401(K) RETIREMENT PLAN

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

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

a)             i)              Report of Registered Public Accounting Firm

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

THE McCORMICK 401(K) RETIREMENT PLAN

DATE:	May 26, 2006	By:	/s/ Karen D. Weatherholtz
Karen D. Weatherholtz
Senior Vice President - Human Relations
and Plan Administrator

THE MCCORMICK 401(K) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2005 and 2004 with Report of Independent Registered Public Accounting Firm

The McCormick 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan as of November 30, 2005 and 2004, and the related statements of changes in net assets available for benefits for the years ended November 30, 2005, 2004 and 2003. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2005 and 2004, and the changes in its net assets available for benefits for the years ended November 30, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2005 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

May 25, 2006

Baltimore, Maryland

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	November 30
	2005	2004
Assets
Investments:
Securities—at fair value:
McCormick & Company, Incorporated—common stock fund	$121,296,236	$145,045,917
Unaffiliated issuer — Pooled, common and collective funds	28,265,367	28,303,299
Unaffiliated issuer- Mutual funds	180,828,165	160,066,728
Participant loans	4,478,320	4,143,682
Total investments	334,868,088	337,559,626

Receivables:
Employer’s contribution	—	141,906
Employees’ contributions	—	385,666
Accrued interest and dividends	60,819	1,918
Due from funds for securities sold, net	150,228	338,981
Total receivables	211,047	868,471
Total assets	335,079,135	338,428,097

Liabilities
Cash overdrafts	2,341	—
Net assets available for benefits	$335,076,794	$338,428,097

See accompanying notes.

The McCormick 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2005	2004	2003
Additions
Employer contributions:
Employer match	$5,639,202	$5,684,049	$6,630,495
Employee contributions	14,347,450	13,265,739	14,628,684
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,469,721	2,382,701	1,908,973
Mutual funds	2,423,914	1,733,516	1,732,392
Other, net	552,731	490,437	530,705
	25,433,018	23,556,442	25,431,249

Deductions
Participant withdrawals	20,283,914	24,194,944	37,121,818
Participant loan fees	17,949	15,100	19,100
	20,301,863	24,210,044	37,140,918

Net realized gain/(loss) on investments	7,074,003	5,282,926	(1,245,746)
Net unrealized (depreciation)/appreciation of investments	(15,556,461)	41,233,692	37,413,888
Net (decrease)/increase	(3,351,303)	45,863,016	24,458,473

Net assets available for benefits at beginning of year	338,428,097	292,565,081	268,106,608
Net assets available for benefits at end of year	$335,076,794	$338,428,097	$292,565,081

See accompanying notes.

The McCormick 401(k) Retirement Plan

Notes to Financial Statements

November 30, 2005

1.     Description of the Plan

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company), which incorporates a 401(k) savings and investment option.

Effective March 22, 2002, the Plan was amended to provide that the McCormick & Company, Incorporated common stock fund investment option is designated as an employee stock ownership plan (ESOP). This designation allows participants investing in McCormick & Company, Incorporated common stock to elect to receive, in cash, dividends that are paid on McCormick stock held in their 401(k) Retirement Plan accounts. Dividends may also continue to be reinvested. The McCormick & Company, Incorporated common stock fund invests principally in common stock of the Plan Sponsor.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives is contained in the Plan Document.

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

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave their account balance invested in the Plan, elect to rollover their entire balance to an Individual Retirement Account (IRA) or another qualified plan, elect to receive a lump-sum payment equal to their entire balance, or elect annual installments to extend from two to eight years. Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover their entire balance to an IRA or another qualified plan or elect to receive a lump-sum payment equal to their entire balance. In the absence of instruction from a participant, balances less than $1,000 automatically will be paid directly to the participant and those greater than $1,000 will be rolled over to an IRA designated by the Administrator.

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

The change in the difference between fair value and the cost of investments is reflected in the statement of changes in net assets available for benefits as net unrealized appreciation or depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. At November 30, 2005, 4,613,528 units were outstanding with a value of $26.29 per unit (5,336,037 units were outstanding with a value of $27.18 per unit at November 30, 2004).

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Administrative services are provided by the Company which serves as the Plan Sponsor, without cost to the Plan; however, investment advisors’ fees are paid by the Plan.

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

4.     Investments

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During 2005, 2004 and 2003, the Plan’s investments (including investments bought, sold, or held throughout the year) (depreciated)/appreciated in fair value by $(8,482,458), $46,516,618 and $36,168,142, respectively, as follows:

	Net Appreciation (Depreciation) in Fair Value During Year Year ended November 30
	2005	2004	2003
McCormick & Company, Incorporated—common stock	$(20,732,458)	$31,507,826	$21,208,553
Pooled, Common and Collective funds	1,094,776	1,012,478	1,231,489
Mutual funds	11,155,224	13,996,314	13,728,100
Total	$(8,482,458)	$46,516,618	$36,168,142

The Plan’s dividend income for the years ended November 30, 2005, 2004, and 2003 was $4,893,635, $4,116,217 and $3,641,365, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	November 30
	2005	2004

McCormick & Company, Incorporated—common stock fund	$121,296,236	$145,045,917
Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund	28,265,367	28,303,299
Mutual Funds:
Fidelity Magellan Fund	39,593,269	41,513,791
Fidelity Growth & Income Portfolio Fund	38,772,837	40,233,185
American Funds EuroPacific Growth Fund	18,849,703	12,489,950

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

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held At End of Year)

EIN 52-0408290, PN 004
November 30, 2005

Description of Investments	Shares Held	Cost**	Current Value

McCormick & Company, Incorporated:
Common Stock Fund *	3,861,109		$120,543,817
Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund*	752,419		752,419
Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund *	746,613		28,265,367

Mutual Funds Investments:
Fidelity Magellan Fund	366,570		39,593,269
Fidelity Growth & Income Portfolio Fund	1,024,381		38,772,837
American Funds EuroPacific Growth Fund	459,301		18,849,703
Fidelity US Bond Index Fund	1,522,493		16,519,050
UAM ICM Small Company Value	326,878		12,633,849
Vanguard Windsor II Fund	218,611		12,559,228
Vanguard S&P 500 Index Fund	92,371		10,582,899
Managers Small Cap Fund	575,204		7,805,515
Wells Fargo Advantage Growth Balanced Fund *	246,531		7,709,021
Harbor Capital Appreciation Fund	136,534		4,453,730
Wells Fargo Advantage Moderate Balanced Fund *	114,207		2,575,372
Wells Fargo Advantage Conservative Alloc. Fund *	96,245		1,912,382
Wells Fargo Advantage Aggressive Alloc. Fund *	88,414		1,313,827
Vanguard Target Retirement Fund 2015	77,788		902,340
Merrill Lynch Large Cap Core Fund	57,239		787,607
Vanguard Target Retirement Fund 2025	64,986		772,031
Vanguard Target Retirement Fund 2035	55,544		685,416
Vanguard Target Retirement Income Fund	61,211		643,938
Vanguard Index Tr Small Cap Stock Fund	19,909		573,771
Vanguard Mid-Cap Index Fund	31,602		555,566
Vanguard Total International Stock	40,109		555,505
Vanguard Target Retirement Fund 2045	5,650		71,309

Participant loans (5.25% – 9.75% annual int. rates) *			4,478,320

			$334,868,088

*	Indicates parties-in-interest to the Plan
**	Historical cost has been omitted, as all investments are participant directed

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. and in the related Prospectus (if applicable)

Registration
Form	Number	Date Filed

S-8	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

of our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2005, our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2005, and our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, LP 401(k) Retirement Plan for the year ended December 31, 2005, all included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No.1.

/s/ Ernst & Young LLP

May 25, 2006
Baltimore, Maryland

Required Information

Items 1 through 3:  Not required; see Item 4 below.

Item 4.  Plan Financial Statements and Schedules Prepared in accordance with the financial reporting requirements of ERISA.

a)             i)              Report of Registered Public Accounting Firm

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

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

DATE:	May 26, 2006	By:	/s/ Regina Templet
Regina Templet
Director of Finance – Zatarain’s Brands
and Plan Administrator

THE ZATARAIN’S PARTNERSHIP, LP 401(K) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2005 and 2004 with Report of Independent Registered Public Accounting Firm

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Investment Committee

McCormick & Company, Incorporated (on behalf of the Zatarain’s Partnership, LP 401 (k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of Zatarain’s Partnership, LP 401(k) Retirement Plan as of December 31, 2005 and 2004, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2005 and 2004, and the changes in its net assets available for benefits for the years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2005 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

May 25, 2006

Baltimore, Maryland

1

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	December 31
	2005	2004
Assets
Investments:
Securities—at fair value:
McCormick & Company, Incorporated—common stock fund	$24,762	$41,532
Unaffiliated issuer- Pooled, common/collective fund	890,408	727,279
Unaffiliated issuer- Mutual funds	5,268,227	4,804,063
Participant loans	87,728	13,054
Total investments	6,271,125	5,585,928

Receivables:
Employer’s contribution	346,672	346,564
Employees’ contributions	28,227	26,001
Accrued interest and dividends	411	164
Total receivables	375,310	372,729
Total assets	6,646,435	5,958,657

Liabilities
Due to funds for securities purchased	7,414	—
Net assets available for benefits	$6,639,021	$5,958,657

See accompanying notes.

2

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended December 31
	2005	2004
Additions
Employer contributions:
Employer contributions	$432,317	$435,442
Employee contributions	405,569	404,604
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	765	460
Mutual funds	47,538	34,842
Other, net	26,093	19,353
	912,282	894,701

Deductions
Participant withdrawals	778,114	144,756
Participant loan fees	16,663	12,643
	794,777	157,399

Net realized gain on investments	349,248	50,537
Net unrealized appreciation of investments	213,611	418,085
Net increase	680,364	1,205,924

Net assets available for benefits at beginning of year	5,958,657	4,752,733
Net assets available for benefits at end of year	$6,639,021	$5,958,657

See accompanying notes.

3

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Notes to Financial Statements

December 31, 2005

1.     Description of the Plan.

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

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives is contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations. The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation. The Company may also contribute annually 3% of an employee’s eligible compensation as a profit sharing contribution. An employee is required to have at least one year of service to be eligible for matching or profit sharing contributions. During 2005 and 2004, the Company made profit sharing contributions of $340,000 and $340,000, respectively.

Participants are immediately vested in their contributions and the profit sharing contribution and all earnings on their vested balances. The Company’s matching contributions vest as follows: after 2 years of service – 20%; after 3 years of service – 40%; after 4 years of service – 60%; after 5 years of service – 100%.

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant. At each plan year end, the employer profit sharing contribution was unallocated. Forfeitures of Company contributions are used to offset future Company contributions. Forfeitures during the years ended December 31, 2005 and 2004 were $5,916 and $10,336, respectively.

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

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave the account balance invested in the Plan, elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance. Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance. In the absence of instruction from a participant, balances less than $1,000 automatically will be paid directly to the participant and those greater than $1,000 will be rolled over to an IRA designated by the Administrator.

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

5

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) became an investment option for participants in 2004. The Fund is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. At December 31, 2005, 2,472 units were outstanding with a value of approximately $10.02 per unit (4,496 units were outstanding with a value of approximately $9.24 per unit at December 31, 2004).

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Administrative services are provided by the Company which serves as the Plan Sponsor, and McCormick & Company, Incorporated without cost to the Plan; however, investment advisors’ fees are paid by the Plan.

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

6

Therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

4.     Investments

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During 2005 and 2004, the Plan’s investments (including investments bought, sold, or held throughout the year) (depreciated)/appreciated in fair value by $562,859 and $468,622 as follows:

	Net Appreciation (Depreciation) in Fair Value During Year Year ended December 31
	2005	2004

McCormick & Company, Incorporated—common stock	$(7,514)	$4,664
Pooled, Common and Collective funds	34,599	25,792
Mutual funds	535,814	438,166
Total	$562,859	$468,622

The Plan’s dividend income for the years ended December 31, 2005 and 2004 was $48,303 and $35,302, respectively.

7

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	December 31
	2005	2004
Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund	$890,408	$727,279
Mutual Funds:
Harbor Capital Appreciation Fund	1,538,248	1,437,128
American Funds EuroPacific Growth Fund	1,248,923	1,154,085
Wells Fargo Growth Balanced Fund	1,012,384	956,248
Vanguard S&P 500 Index Fund	670,304	735,313

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

8

Supplemental Schedule

The Zatarain’s Partnership, LP 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held At End of Year)

EIN 52-0408290, PN 004
December 31, 2005

Description of Investments	Shares Held	Cost**	Current Value

McCormick & Company, Incorporated:
Common stock*	745		$23,035

Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund*	1,727		1,727

Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund*	23,432		890,408

Mutual Funds Investments:
Harbor Capital Appreciation Fund	47,099		1,538,248
American Funds EuroPacific Growth Fund	30,387		1,248,923
Wells Fargo Growth Balanced Fund*	34,754		1,012,384
Vanguard S&P 500 Index Fund	5,879		670,304
Vanguard Windsor II Fund	5,033		279,939
ICM Small Company Portfolio Fund	4,334		157,026
Wells Fargo Moderate Balanced Fund*	7,131		149,742
Managers Small-Cap Fund	5,607		76,532
Fidelity U.S. Bond Index	4,998		54,477
Vanguard Target Retirement	2,772		31,765
Fidelity Magellan Fund	197		20,966
Wells Fargo Aggressive Allocation Fund*	1,036		14,840
Merrell Lynch Large Cap Core Fund	252		3,325
Vanguard Index Tr Small Cap Stock Fund	117		3,325
Vanguard Total International Stock	233		3,325
Fidelity Growth & Income Portfolio Fund	76		2,618
Wells Fargo Conservative Allocation Fund*	26		488
Participant loans (5.00% – 8.00% annual interest rates)*	—		87,728

			$6,271,125

*	Indicates parties-in-interest to the Plan
**	Historical cost has been omitted, as all investments are participant directed

9

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. and in the related Prospectus (if applicable)

Registration
Form	Number	Date Filed

S-8	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

of our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2005, our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2005, and our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, LP 401(k) Retirement Plan for the year ended December 31, 2005, all included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No.1.

/s/ Ernst & Young LLP

May 25, 2006
Baltimore, Maryland

10

Required Information

Items 1 through 3:  Not required; see Item 4 below.

Item 4.  Plan Financial Statements and Schedules Prepared in accordance with the financial reporting requirements of ERISA.

a)             i)              Report of Registered Public Accounting Firm

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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE:	May 26, 2006	By:	/s/ Craig Berger
Craig Berger
Director of Finance – Mojave Foods Corporation
and Plan Administrator

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2005 and 2004 with Report of Independent Registered Public Accounting Firm

The Mojave Foods Corporation 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Investment Committee
Mojave Foods, Incorporated

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corp. 401(k) Retirement Plan as of November 30, 2005 and 2004, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2005 and 2004, and the changes in its net assets available for benefits for years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held at end of year as of November 30, 2005 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

May 25, 2006

Baltimore, Maryland

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	November 30
	2005	2004
Assets
Investments:
Securities—at fair value:
McCormick & Company, Incorporated — common stock fund	$17,299	$7,947
Unaffiliated issuer — Pooled, common and collective funds	35,826	15,823
Unaffiliated issuer- Mutual funds	235,509	110,997
Participant loans	2,213	—
Total investments	290,847	134,767

Receivables:
Employer’s contribution	25,442	7,955
Employees’ contributions	2,166	2,040
Accrued interest and dividends	120	1
Total receivables	27,728	9,996
Total assets	318,575	144,763

Liabilities
Due to funds for securities purchased	1,977	—
Net assets available for benefits	$316,598	$144,763

See accompanying notes.

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2005	2004
Additions
Contributions:
Employer contributions	$25,442	$7,955
Employee contributions	141,101	90,108
Employee rollover contributions	—	40,682
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	266	35
Mutual funds	2,125	278
Other, net	567	—
	169,501	139,058

Deductions
Participant withdrawals	7,618	615
Participant Loan Fees	150	—
	7,768	615

Net realized gain on investments	3,686	47
Net unrealized appreciation of investments	6,416	6,273
Net increase	171,835	144,763

Net assets available for benefits at beginning of year	144,763	—
Net assets available for benefits at end of year	$316,598	$144,763

See accompanying notes.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to Financial Statements

November 30, 2005

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

The Plan began April 1, 2004. The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives is contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. Participants are immediately vested in Company contributions for which they are eligible on the last day of the plan year. During the period December 1, 2004 through November 30, 2005, the Company made a discretionary matching contribution of 20% of eligible employee pre-tax contributions. During the period April 1, 2004 (inception) through November 30, 2004, the Company made a discretionary matching contribution of 10% of eligible employee pre-tax contributions. Participants are immediately vested in their contributions, in earnings on their contributions and in earnings on vested Company contributions.

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

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave the account balance invested in the Plan, elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance. Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump sum payment equal to their account balance. In the absence of instruction from a participant, balances less than $1,000 automatically will be paid directly to the participant and those greater than $1,000 will be rolled over to an IRA designated by the Administrator.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. At November 30, 2005, 2,068 units were outstanding with a value of approximately $8.37 per unit (822 units were outstanding with a value of $9.67 per unit at November 30, 2004).

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Administrative services are provided by the Company which serves as the Plan Sponsor, and McCormick & Company, Incorporated, without cost to the Plan; however, investment advisors’ fees are paid by the Plan.

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

4.     Investments

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During 2005 and 2004, the Plan’s investments (including investments bought, sold, or held throughout the year) (depreciated)/appreciated in fair value by $10,102 and $6,320, respectively, as follows:

	Net Appreciation (Depreciation) in Fair Value During Year Year ended November 30
	2005	2004

McCormick & Company, Incorporated—common stock	$(2,080)	$339
Pooled, Common and Collective funds	1,003	188
Mutual funds	11,179	5,793
Total	$10,102	$6,320

The Plan’s dividend income for the years ended November 30, 2005 and 2004 was $2,391 and $313, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets are as follows:

	November 30
	2005	2004
McCormick & Company, Incorporated—common stock fund	$17,299	$7,947
Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund	35,826	15,823
Mutual Funds:
Vanguard S&P 500 Index Fund	42,064	15,830
ICM Small Company Portfolio Fund	36,629	21,924
Fidelity US Bond Index Fund	33,295	12,853
Fidelity Growth & Income Portfolio Fund	23,792	16,025
Wells Fargo Strategic Growth Allocation Fund	23,438	16,376
Vanguard Windsor II Fund Inc.	21,431	8,040

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

Supplemental Schedule

The Mojave 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held At End of Year)

EIN 52-0408290, PN 004
November 30, 2005

Description of Investments	Shares Held	Cost**	Current Value

McCormick & Company, Incorporated:
Common stock *	504		$15,735

Money Market Fund:
Wells Fargo Short-term Investment Money Market Fund *	1,564		1,564

Pooled, Common and Collective Funds:
Wells Fargo Stable Return Fund *	946		35,826

Mutual Funds Investments:
Vanguard S&P 500 Index Fund	367		42,064
ICM Small Company Portfolio Fund	948		36,629
Fidelity US Bond Index Fund	3,069		33,295
Fidelity Growth & Income Portfolio Fund	629		23,792
Wells Fargo Strategic Growth Allocation Fund *	1,577		23,438
Vanguard Windsor II Fund Inc.	373		21,431
Wells Fargo Growth Balanced Fund *	414		12,941
Wells Fargo Strategic Income Fund *	567		11,271
American Funds EuroPacific Growth Fund	211		8,661
Harbor Capital Appreciation Fund	235		7,659
Wells Fargo Moderate Balanced Fund *	318		7,167
Fidelity Magellan Fund	66		7,161

Participant loans (7.00% – 7.25% annual interest rates) *			2,213
			$290,847

*	Indicates parties-in-interest to the Plan
**	Historical cost has been omitted, as all investments are participant directed

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. and in the related Prospectus (if applicable)

Registration
Form	Number	Date Filed

S-8	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	*05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

* Includes amendment filed 6/18/91

of our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2005, our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2005, and our report dated May 25, 2006, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, LP 401(k) Retirement Plan for the year ended December 31, 2005, all included under Item 4 Financial Statements and Exhibits on this Form 10-K/A, No.1.

/s/ Ernst & Young LLP

May 25, 2006
Baltimore, Maryland