Form 10-Q
period 2006-05-31
MCCORMICK & CO INC
filed 2006-07-07
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2006

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2006
Common Stock	13,699,503

Common Stock Non-Voting	118,142,107

PART I — FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(in thousands except per share amounts)

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Net sales	$639,906	$628,571	$1,249,607	$1,232,195
Cost of goods sold	389,342	387,225	759,958	762,680

Gross profit	250,564	241,346	489,649	469,515

Selling, general and administrative expense	187,347	170,864	368,975	339,775
Restructuring charges (credits)	8,519	(670)	41,683	630

Operating income	54,698	71,152	78,991	129,110

Interest expense	12,324	11,942	25,186	23,026
Other (income) expense, net	(1,775)	97	(2,923)	43

Income from consolidated operations before income taxes	44,149	59,113	56,728	106,041

Income taxes	13,068	18,916	17,093	33,933

Net income from consolidated operations	31,081	40,197	39,635	72,108

Gain on sale of unconsolidated operations	26,528	—	26,528	—
Income from unconsolidated operations	4,765	3,802	12,044	9,258
Minority interest	(730)	(1,205)	(2,174)	(2,537)

Net income	$61,644	$42,794	$76,033	$78,829

Earnings per common share — basic	$0.47	$0.32	$0.57	$0.58

Average shares outstanding — basic	132,182	134,742	132,384	135,193

Earnings per common share — diluted	$0.46	$0.31	$0.56	$0.56

Average shares outstanding — diluted	135,420	138,739	135,373	139,586

Cash dividends paid per common share	$0.18	$0.16	$0.36	$0.32

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	May 31, 2006	May 31, 2005	November 30, 2005
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$74,068	$20,096	$30,263
Receivables, net	327,066	328,117	369,277
Inventories
Raw materials and supplies	191,379	148,643	157,005
Finished products and work-in process	190,484	196,638	186,999
	381,863	345,281	344,004
Prepaid expenses and other current assets	49,967	45,560	56,665
Total current assets	832,964	739,054	800,209

Property, plant and equipment	981,744	977,089	963,883
Less: accumulated depreciation	(507,045)	(505,594)	(494,122)
Total property, plant and equipment, net	474,699	471,495	469,761

Goodwill, net	721,952	674,757	663,882
Intangible assets, net	161,650	114,962	158,309
Prepaid allowances	48,480	50,078	42,301
Investments and other assets	123,670	136,317	138,242

Total assets	$2,363,415	$2,186,663	$2,272,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$148,696	$194,796	$105,313
Current portion of long-term debt	2,560	226,659	739
Trade accounts payable	174,638	167,816	198,194
Other accrued liabilities	377,476	293,329	394,745
Total current liabilities	703,370	882,600	698,991

Long-term debt	462,957	271,202	463,900
Other long-term liabilities	283,676	197,745	280,671
Total liabilities	1,450,003	1,351,547	1,443,562

Minority interest	3,359	29,128	29,190

Shareholders’ Equity
Common stock	166,274	149,272	152,823
Common stock non-voting	253,839	222,855	234,334
Retained earnings	384,095	375,721	385,230
Accumulated other comprehensive income	105,845	58,140	27,564

Total shareholders’ equity	910,053	805,988	799,951

Total liabilities and shareholders’ equity	$2,363,415	$2,186,663	$2,272,704

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	May 31,
	2006	2005

Cash flows from operating activities
Net income	$76,033	$78,829
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	39,458	35,493
Stock-based compensation	14,753	—
Gain on sale of unconsolidated operations	(26,528)	—
Income from unconsolidated operations	(12,044)	(9,258)
Changes in operating assets and liabilities	(19,708)	(47,504)
Dividends from unconsolidated affiliates	9,100	9,020
Net cash flow from operating activities	81,064	66,580

Cash flows from investing activities
Capital expenditures	(33,746)	(30,316)
Proceeds from redemption of unconsolidated operations	20,000	—
Proceeds from sale of property, plant and equipment	298	488
Net cash flow used in investing activities	(13,448)	(29,828)

Cash flows from financing activities
Short-term borrowings, net	43,327	54,686
Long-term debt borrowings	198,558	5
Long-term debt repayments	(195,432)	(352)
Proceeds from exercised stock options	25,235	28,983
Common stock acquired by purchase	(60,393)	(120,732)
Dividends paid	(47,710)	(43,337)
Net cash flow used in financing activities	(36,415)	(80,747)

Effect of exchange rate changes on cash and cash equivalents	12,604	(6,244)

Increase (decrease) in cash and cash equivalents	43,805	(50,239)
Cash and cash equivalents at beginning of period	30,263	70,335

Cash and cash equivalents at end of period	$74,068	$20,096

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

The results of consolidated operations for the three and six month periods ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers purchase more products in the fourth quarter holiday season.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which was adopted in the first quarter of our 2006 fiscal year. There was no material effect upon adoption of this statement.

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

Awards granted after November 30, 2005 — Awards are measured at their fair value at date of grant. The resulting compensation expense is recognized in the income statement ratably over the vesting period of the award. However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

Awards granted prior to November 30, 2005 — Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at December 1, 2005 is recognized in the income statement ratably over the remaining vesting period without regard to the employee’s retirement eligibility. Upon retirement, any unrecognized compensation expense will be recognized immediately.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

For the three and six months ended May 31, 2006, we recognized $5.0 million and $13.7 million, respectively, of compensation expense in selling, general and administrative expense. These amounts included $0.4 million and $5.1 million for the three and six months ended May 31, 2006, respectively, for expenses associated with grants in 2006 to individuals who were eligible for retirement on or before the grant date. Additionally, during the six months ended May 31, 2006, we recognized $1.1 million of expense in restructuring charges representing the acceleration of vesting in accordance with the provisions of the award for employees who are part of our severance charges (see Note 3). During the second quarter of 2006 the amount recognized in restructuring charges representing the acceleration of vesting was insignificant. No stock compensation expense was charged against income in the prior years as we elected to apply the provisions of APB No. 25 to those periods.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options in excess of the compensation expense recognized for those options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits had been reflected as a cash inflow from operations. The prior year statement of cash flows has not been restated. The excess tax benefit from the exercise of options was $4.4 million during the six months ended May 31, 2006, and $9.9 million during the six months ended May 31, 2005.

We have two types of stock-based compensation awards:  restricted stock units (“RSU’s”) and stock options, including grants under an employee stock purchase plan (“ESPP”). Below, we have summarized the key terms and methods of valuation for our stock-based compensation awards:

RSU’s

RSU’s are valued at the market price of the underlying stock on the date of grant. Substantially all of the RSU’s vest over a two-year term and are expensed ratably over that period, subject to the retirement eligibility rules.

Stock Options

ESPP — We have an ESPP, approved by the Board of Directors and stockholders, which enables employees to purchase McCormick common stock non-voting at the lower of the stock price at the grant date or purchase date. This plan has a two-year term and is expensed immediately on the date of grant since employees can purchase the full amount of stock upon grant. Historically, we have adopted a new ESPP upon the expiration of an existing plan.

We value our ESPP using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. We use the Black-Scholes model as opposed to a lattice pricing model since employee exercise patterns are not relevant to this plan. The major assumptions in this model are based on historical data. The risk-free interest rate is based on the U.S. Treasury two-year rate in effect at the time of grant.

Other Option Plans — Stock options are granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a four-year vesting schedule.

Beginning in the 2005 fiscal year, the fair value of the options was estimated using a lattice option pricing model which incorporates the assumptions noted in the table below. We believe the lattice model provides a better estimated fair value of our options as it can incorporate a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is derived from the output of the option pricing model and represents the period of time that options are expected to remain unexercised. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Previously, we valued our stock options using the Black-Scholes option pricing model. In 2005, the Black-Scholes model would have produced a fair value that was approximately 15% higher than the lattice model.

Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs when the option price is settled by tendering outstanding shares owned by the option holder.

The fair values of grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans for the three and six months ended May 31,:

	Three and six months ended May 31, 2006	Three and six months ended May 31, 2005

Risk-free interest rates	4.5 – 4.7%	2.4 – 4.2%
Dividend yield	2.0%	1.7%
Expected volatility	18.2 – 25.6%	12.4 – 20.5%
Expected lives	5.4	5.9

The following is a summary of all option activity for the six months ended May 31, 2006:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at November 30, 2005	17,466	$24.58
Granted	555	32.96
Exercised	1,059	19.77
Forfeited	118	32.87
Outstanding at May 31, 2006	16,844	25.10	$128,873

Exercisable at May 31, 2006	12,138	$22.34	$126,334

The following is a summary of our outstanding stock options at May 31, 2006:

(shares in thousands)		Options outstanding		Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average exercise price

$11.00-$17.84	2,365	3.0	$13.93	2,365	$13.93
$17.85-$24.68	7,577	5.1	$20.88	6,797	$20.72
$24.69-$31.51	3,717	7.0	$30.54	2,014	$30.53
$31.52-$38.35	3,185	7.6	$37.08	962	$37.29
	16,844	5.9	$25.10	12,138	$22.34

For the three and six months ended May 31, 2006, the weighted-average grant-date fair value of an option granted was $7.89 and $7.47, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three and six months ended May 31, 2006 was approximately $10.4 million and $14.5 million, respectively. Total unrecognized compensation expense from stock options at May 31, 2006 was $23.5 million which is expected to be recognized over a weighted-average period of 1.5 years.

The following is the status of our RSU’s as of May 31, 2006, including changes during the six months ended May 31, 2006:

(in thousands, except per share data)	Number of Shares	Weighted- Average Grant-Date Fair Value

RSU’s outstanding at November 30, 2005	—	—
Granted	290	$32.87
Vested	—	—
Forfeited	4	32.82
RSU’s outstanding at May 31, 2006	286	$32.87

As of May 31, 2006, there was approximately $5.3 million of total unrecognized compensation expense from RSU’s. That cost is expected to be recognized over a weighted-average period of 1.3 years.

In the prior year, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, our net income would have been reduced to the following pro forma amounts as follows:

	Three months ended	Six months ended
	May 31,	May 31,
	2005	2005
	(in thousands)

Net income as reported	$42,794	$78,829
Add: stock based employee compensation expense recorded, net of tax	49	124
Deduct: pro forma stock based employee compensation expense, net of tax	(3,253)	(7,238)
Pro forma net income	$39,590	$71,715

Earnings per common share:
Basic — as reported	$0.32	$0.58
Basic — pro forma	$0.29	$0.53

Diluted — as reported	$0.31	$0.56
Diluted — pro forma	$0.29	$0.51

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

3.                             RESTRUCTURING ACTIVITIES

In November of 2005, the Board of Directors approved a restructuring plan which is intended to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We originally estimated pre-tax charges of $130-$150 million under this program. However, after considering the $33.7 million pre-tax gain on Signature (see discussion below) and other refinements to the estimates, we now anticipate pre-tax charges of $110-$130 million for this program. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $75-$85 million will consist of severance and other personnel costs and $40-$45 million of other exit costs. Asset write-offs are expected to be $30-$35 million, offset by the gain on Signature of $34 million. We expect the cash related portion of the charges will be approximately $85 - $100 million, of which approximately $60 million is expected to be spent in 2006. The actions being taken are expected to reduce our global workforce by 800-1,000 over the three-year period.

We estimate $50 million ($34 million after-tax) of annual cost savings will be achieved by 2008 as a result of the restructuring plan with $10 million ($7 million after-tax) to be realized in 2006. We expect that this will improve margins and increase earnings per share. We will invest a portion of these cost savings in sales growth drivers such as brand advertising. These savings will be reflected in both cost of sales and selling, general and administrative expenses in the consolidated statement of income.

Joint venture transactions — We participated in two separate joint ventures with the same joint venture partner, Hero A.G. We owned 50% of Signature Brands, L.L.C. (“Signature”) and 51% of Dessert Products International, S.A.S. (“DPI”) with Hero A.G. being the other owner of each of these businesses. Signature is a cake decorating business in the U.S. and DPI markets the Vahine brand of dessert aids in France and other European countries.

In the second quarter of 2006, we exchanged the remaining 49% share of DPI for our 50% ownership investment in Signature. In addition, we received $20.0 million in cash with this transaction. There is a purchase price adjustment which will be settled in the third quarter of 2006 whereby we will pay $10.8 million in cash to Hero A.G. The purchase price adjustment has been considered in the calculation of the gain on Signature and the purchase price allocation of DPI.

In recording this transaction, we valued both the investment received and the investment given at their fair value. On the disposition of our Signature investment, the fair value of our investment was $56.0 million as compared to our book value of this unconsolidated subsidiary of $21.7 million. After consideration of disposition costs of $0.6 million and taxes of $7.2 million, we recorded a net after-tax gain of $26.5 million which is shown on the line entitled “Gain on sale of unconsolidated operations” in our income statement. On the acquisition of the 49% minority interest of DPI, the fair value of these shares was assessed at $46.9 million. Since this business was consolidated, the book value of this 49% share was shown as $29.9 million of minority interest on our balance sheet. After consideration of disposition costs of $0.7 million, we preliminarily allocated $17.7 million to goodwill.

This action is part of our plan to simplify our joint venture structure under the restructuring program and focus on those areas we believe have strong growth potential.

Other Restructuring Costs — In the fourth quarter of 2005, we recorded $10.7 million ($7.2 million after-tax) of charges as a result of actions taken under the restructuring plan, of which $10.5 million related to the consumer segment and $0.2 million related to the industrial segment. These charges included certain severance costs associated with the closing of our consumer manufacturing plant in Salinas, California, closing costs for a small plant in Belgium and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

During the three months ended May 31, 2006, we recorded restructuring charges, exclusive of the gain on Signature, of $13.0 million ($7.7 million after-tax), of which $8.5 million is reflected in restructuring charges and $4.5 million is reflected in cost of goods sold in our income statement. We recorded $5.1 million of severance costs associated with our closure of our business in Finland and reorganization of administrative functions in Europe. In addition, we recorded $3.4 million of other exit costs, primarily contract termination costs associated with customers and distributors in connection with the closure of the business in Finland. The $4.5 million of restructuring charges for asset write-downs was all recorded in cost of goods sold and is primarily accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley,

Maryland. Of the expected global workforce reduction of 800-1,000 employees, approximately 580 employees have been notified, of which the majority are expected to leave in 2006.

During the six months ended May 31, 2006, we recorded restructuring charges, exclusive of the gain on Signature, of $46.4 million ($30.5 million after-tax), of which $41.7 million is reflected in restructuring charges and $4.7 million is reflected in cost of goods sold in our income statement. We recorded $36.2 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S.; closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia and Finland; and reorganization of administrative functions in Europe. In addition, we recorded $5.5 million of other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe and contract termination costs associated with customers and distributors in connection with the closure of the business in Finland. The $4.7 million of restructuring charges for asset write-downs was all recorded in cost of goods sold and is primarily accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. Through the six months ended May 31, 2006, $13.3 million in cash has been spent on the restructuring plan. From inception of the project in November 2005, $14.8 million in cash has been spent on the restructuring plan.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of May 31, 2006 follow (in thousands):

	Severance and personnel costs	Asset related charges	Other Exit costs	Total
Balance at Nov 30, 2005	$8,023	$—	$649	$8,672
First Quarter 2006:
Restructuring charges	31,044	214	2,120	33,378
Amounts utilized	(3,151)	(214)	(2,484)	(5,849)

Balance at Feb 28, 2006	35,916	—	285	36,201
Second Quarter 2006:
Restructuring charges	5,122	4,488	3,397	13,007
Amounts utilized	(7,050)	(4,488)	(600)	(12,138)
Balance at May 31, 2006	$33,988	$—	$3,082	$37,070

During the period, we also recognized a net after-tax gain of $26.5 million on the disposition of our investment in Signature.

4.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Average shares outstanding — basic	132,182	134,742	132,384	135,193
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,238	3,997	2,989	4,393
Average shares outstanding — diluted	135,420	138,739	135,373	139,586

The following table sets forth the common stock activity for the three and six months ended May 31, 2006 and 2005 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Shares issued under stock option and employee stock purchase plans	755	835	1,059	1,681
Shares repurchased in connection with the stock repurchase program	1,393	2,157	1,793	3,358

5.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Net income	$61,644	$42,794	$76,033	$78,829
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	(1,639)	1,245	(2,357)	1,015
Foreign currency translation adjustments	65,327	(63,142)	78,712	(62,877)
Derivative financial instruments	820	(2,313)	1,924	419
Comprehensive (loss)/income	$126,152	$(21,416)	$154,312	$17,386

6.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, 2006 and 2005 (in thousands):

	United States		International
	2006	2005	2006	2005
Defined benefit plans
Service cost	$3,300	$2,977	$1,342	$1,410
Interest costs	5,530	5,165	2,038	1,905
Expected return on plan assets	(5,637)	(5,083)	(1,731)	(1,752)
Amortization of prior service costs	24	4	24	19
Amortization of transition assets	—	—	(1)	(22)
Recognized net actuarial loss	2,630	2,858	700	315
Total pension expense	$5,847	$5,921	$2,372	$1,875

The following table presents the components of our pension expense for the six months ended May 31, 2006 and 2005 (in thousands):

	United States		International
	2006	2005	2006	2005
Defined benefit plans
Service cost	$6,599	$5,954	$2,663	$2,835
Interest costs	11,061	10,330	4,044	3,830
Expected return on plan assets	(11,274)	(10,166)	(3,436)	(3,523)
Amortization of prior service costs	47	8	48	37
Amortization of transition assets	—	—	(3)	(44)
Recognized net actuarial loss	5,260	5,716	1,390	633
Total pension expense	$11,693	$11,842	$4,706	$3,768

On December 31, 2005, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans are generally funded throughout the year. Total contributions to our pension plans in 2006 are expected to be approximately $35 million.

The following table presents the components of our other postretirement benefits expense for the three and six months ended May 31, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005
Other postretirement benefits
Service cost	$896	$881	$1,808	$1,586
Interest costs	1,418	1,169	2,816	2,508
Amortization of prior service costs	(284)	(284)	(567)	(567)
Amortization of (gains)/losses	252	(77)	506	119
Total other postretirement expense	$2,282	$1,689	$4,563	$3,646

7.                             FINANCIAL INSTRUMENTS

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus .05%. We designated these swaps, which expire on December 15, 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% senior notes due December 15, 2015, which are described below. Any unrealized gain or loss on this swap will be offset by a corresponding increase or decrease in value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In December 2005, we issued $200 million of 5.20% senior notes due in 2015. Net interest payments are fixed at 5.20% until maturity and are payable semiannually in arrears in June and December of each year. The net proceeds of this offering were used to pay down $195 million of long-term debt which matured in the first half of 2006.

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

We measure segment performance based on operating income excluding restructuring charges for our restructuring program. The segments are managed separately due to their distinct distribution channels and marketing strategies, however, manufacturing and warehousing are often integrated to maximize cost efficiencies. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost.

In the first quarter of 2006, we changed the way we internally manage and report our business segment results as follows:

•                  We now allocate 100% of our selling, general and administrative expenses to the business segments. We believe that this allocation better represents the profitability of our two segments.

•                  The sales and income related to warehouse club customers are now managed in the consumer business. Previously, this was managed in the industrial business.

•                  Restructuring charges are managed separately from the business segments and accordingly the segments are measured on operating profit excluding restructuring charges.

In line with these changes, prior year segment results have been restated to be comparable with the current presentation.

	Consumer	Industrial	Total
	(in thousands)
Three months ended May 31, 2006
Net sales	$350,054	$289,852	$639,906
Restructuring charges	8,698	4,309	13,007
Operating income excluding restructuring charges	48,808	18,897	67,705
Income from unconsolidated operations	3,771	994	4,765

Three months ended May 31, 2005
Net sales	$343,971	$284,600	$628,571
Restructuring charges (credits)	(481)	(189)	(670)
Operating income excluding restructuring charges	53,371	17,111	70,482
Income from unconsolidated operations	2,957	845	3,802

	Consumer	Industrial	Total
	(in thousands)
Six months ended May 31, 2006
Net sales	$694,818	$554,789	$1,249,607
Restructuring charges	30,035	16,350	46,385
Operating income excluding restructuring charges	95,013	30,363	125,376
Income from unconsolidated operations	10,297	1,747	12,044

Six months ended May 31, 2005
Net sales	$684,515	$547,680	$1,232,195
Restructuring charges	442	188	630
Operating income excluding restructuring charges	105,216	24,524	129,740
Income from unconsolidated operations	7,607	1,651	9,258

The reconciliation of operating income excluding restructuring charges to operating income for the quarters ended May 31, 2006 and 2005 is as follows:

	Three months ended May 31, 2006	Three months ended May 31, 2005

Operating income excluding restructuring charges	$67,705	$70,482
Restructuring charges (credits)	13,007	(670)
Operating income	54,698	71,152

	Six months ended May 31, 2006	Six months ended May 31, 2005

Operating income excluding restructuring charges	$125,376	$129,740
Restructuring charges	46,385	630
Operating income	78,991	129,110

9.                             SUBSEQUENT EVENTS

On June 27, 2006, we purchased the assets of Epicurean International for $97 million in cash. This business operates predominately in North America and will be included in our consumer segment. This business develops, imports and markets a line of authentic, easy-to-prepare Asian products under the Thai Kitchen® and Simply Asia® brands and has annual sales of approximately $50 million. Its primary products include noodle and soup bowls, meal kits, coconut milk, and various sauces and pastes.

The $97 million purchase price was funded with commercial paper.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the second quarter of 2006 rose to $639.9 million, an increase of 1.8% from the second quarter of 2005. Higher volume driven by new products, marketing programs and pricing actions contributed 2.6% to the increase while unfavorable foreign exchange rates reduced sales 0.8%.

Diluted earnings per share for the second quarter of 2006 were $0.46 compared to $0.31 for the second quarter of 2005. Actions related to our restructuring program, including the gain on the sale of unconsolidated operations, increased diluted earnings per share by $0.14 in 2006. Also, beginning in the first quarter of 2006, we adopted SFAS No. 123(R), requiring all stock-based compensation to be expensed. As a result, we recorded $5.0 million of pre-tax compensation expense in the second quarter which reduced earnings per share by $0.02. Higher sales, improved gross profit margin, increased interest income and income from our unconsolidated operations, and lower shares outstanding combined added $0.03 to earnings per share.

Sales for the six months ended May 31, 2006 were $1,249.6 million, an increase of 1.4% from the same period last year. Higher volume driven by new products, marketing programs, and favorable price and product mix contributed 2.9% to the increase while unfavorable foreign exchange rates reduced sales 1.5%.

Diluted earnings per share for the six months ended May 31, 2006 were $0.56 compared to $0.56 for the same period last year. Actions related to our restructuring program, including the gain on the sale of unconsolidated operations, decreased diluted earnings per share by $0.03 in 2006. The impact of adopting SFAS No. 123(R) resulted in $13.7 million of pre-tax compensation expense which reduced earnings per share by an additional $0.07. Higher sales, improved gross profit margin, income from our unconsolidated operations, and lower shares outstanding combined added $0.10 to earnings per share.

For the six months ended May 31, 2006, net cash flow from operating activities was $81.1 million compared to $66.6 million in the same period of 2005. In 2006, we used operating cash flow and additional borrowings to fund $60.4 million of share repurchases and $47.7 million of dividend payments. In 2005, we used operating cash flow and additional borrowings to fund $120.7 million of share repurchases and $43.3 million of dividend payments.

RESULTS OF OPERATIONS — SEGMENTS

In the first quarter of 2006, we changed the way we internally manage and report our business segment results.

•                  We now allocate 100% of our selling, general and administrative expenses to the business segments. We believe that this allocation better represents the profitability of our two segments.

•                  The sales and income related to warehouse club customers are now managed in the consumer business. Previously, this was managed in the industrial business.

•                  Restructuring charges are managed separately from the business segments and accordingly the segments are measured on operating profit excluding restructuring charges.

In line with these changes, prior year segment results have been restated to be comparable with the current presentation.

CONSUMER BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005
	(in thousands)

Net sales	$350,054	$343,971	$694,818	$684,515
Operating income excluding restructuring charges	48,808	53,371	95,013	105,216

The Company began recording stock-based compensation expense in the first quarter of 2006. Stock compensation expense recorded in the consumer business operating results was $3.1 million in the second quarter and $8.9 million year-to-date.

For the second quarter of 2006, sales from our consumer business increased 1.8% compared to the same period in 2005. This included a decrease of approximately 1% from the reduction of low margin business, mainly in international regions. The negative effect of foreign exchange rates decreased sales 1.1%. Excluding the negative impact of foreign currency exchange, the overall sales increase was mainly due to favorable price, product mix, new products and marketing programs. Led by North America, advertising for the total Company was up 17% this quarter, including support for new products.

In the Americas, sales increased 6.0% in the second quarter of 2006, compared to the second quarter of 2005, with 0.8% of the increase coming from favorable foreign exchange rates. A U.S. price increase was taken early in 2006 to offset the higher costs of energy, packaging and benefits, which contributed to the second quarter sales increase. We increased sales with higher volumes from existing business and the introduction of new products, including Zatarain’s microwaveable complete meals and McCormick Finishing Sauces. Both products are meeting our targets for consumer takeaway. New products launched in fiscal year 2005, such as seasoning mixes for slow cookers contributed to sales growth, along with products marketed to Hispanic consumers. These products marketed to Hispanic consumers, which are sold under the Mojave and McCormick brands continue to grow and accounted for 1% of the second quarter increase in this region.

Second quarter 2006 sales in Europe declined 6.7% compared to the second quarter of 2005. Foreign exchange rates were unfavorable resulting in a 5.0% negative impact on sales. The 1.7% decline in local currency is due to timing around the March 1, 2006 SAP implementation, which caused an increase in first quarter 2006 sales, as well as our decision to exit the business in Finland. We continue to see a stabilization of competitive conditions for our spice category in France at this time.

In the Asia/Pacific region sales declined 0.6% in the second quarter of 2006 compared to the second quarter of 2005. Of this decrease, 1.9% was due to the impact of unfavorable foreign exchange rates. In Australia, sales of spices and seasonings and Aeroplane branded products were strong, but were offset in part by the discontinuation of some low margin contract packing business.

For the six months ended May 31, 2006, sales from McCormick’s consumer business increased 1.5% compared to the same period of 2005. Higher volume, price and product mix added 3.7%, while unfavorable foreign exchange rates reduced sales by 2.2%.

Second quarter 2006 operating income excluding restructuring charges for our consumer business decreased $4.6 million compared to the same period of 2005. This decrease was mainly due to stock-based compensation expense of $3.1 million which we did not record in prior periods, as well as expense increases in SAP implementation costs in Europe, advertising and incentive compensation. Higher sales and operating income in the Americas offset a portion of these expense increases. In addition, the second quarter of 2005 included the impact of an operational accounting adjustment. Operating income margin excluding restructure charges for the second quarter decreased to 13.9% compared to 15.5% in the comparable period last year. These decreases were mostly the result of stock-based compensation expense recorded in 2006 of $3.1 million.

In the second quarter of 2006, $8.7 million of restructuring charges were recorded in the consumer business. Of this amount, $3.4 million was for severance costs associated with our voluntary separation program and closure of manufacturing facilities and reorganization of administration in Europe. The remaining $5.3 million of restructuring charges recorded in the second quarter include additional costs associated with the closure of our business in Finland, accelerated depreciation related to the closure of the Salinas California manufacturing facility and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

For the six months ended May 31, 2006, operating income excluding restructuring charges for the consumer business decreased 9.7% compared to the same period of 2005. Operating income margin excluding restructure charges for the six months ended May 31, 2006 decreased to 13.7% compared to 15.4% in the comparable period last year. These decreases were mostly the result of stock-based compensation expense recorded in 2006 of $8.9 million. As was the case in the second quarter, higher profits in the Americas were offset by higher costs for SAP implementation costs in Europe, incentive compensation and $3.0 million of slotting allowances in the first quarter of 2006.

INDUSTRIAL BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005
	(in thousands)

Net sales	$289,852	$284,600	$554,789	$547,680
Operating income excluding restructuring charges	18,897	17,111	30,363	24,524

The Company began recording stock-based compensation expense in the first quarter of 2006. Stock compensation expense recorded in the industrial business operating results was $1.8 million in the second quarter and $4.8 million year-to-date.

For the second quarter of 2006, sales for our industrial business increased 1.8% compared to the same period in 2005, while unfavorable foreign exchange rates decreased sales 0.4%. This increase was driven primarily by higher volumes related to new product introductions by our U.S. customers. The reduction of low margin business reduced sales approximately 1.0%. The sales increase in the Americas was partially offset by lower sales in Europe and the Asia/Pacific region.

In the Americas, industrial sales increased 5.3% in the second quarter of 2006 compared to the same period in 2005, with 1.0% from favorable foreign exchange rates. New products drove a portion of this increase and included beverage flavors, products that flavor several new restaurant menu items, and new snack seasonings.  Sales also benefited from a price increase implemented earlier in 2006 for products sold to food service distributors. As with our U.S. consumer business, this price increase was taken to offset higher costs, including energy, packaging and benefits.

In the second quarter of 2006 we experienced very little impact from the elimination of lower margin SKUs and customer rationalization because many of these communications occurred during the second quarter. However, we expect to see a negative sales impact from these actions beginning in the second half of 2006 for our industrial sales in the Americas, but less of an impact on profits.

In Europe, sales declined 6.4% in the second quarter of 2006 compared to the same period of 2005, which resulted primarily from an unfavorable foreign exchange rate impact of 5.5%. The remaining decrease was primarily due to the reduction of lower margin products. In this region, between 2003 and 2005, we reduced our SKU count by 40%. In 2006, we are targeting another 10% of SKU reductions which will continue to impact sales, but have minimal profit impact.

In the Asia/Pacific region, industrial sales declined 8.2% in the second quarter of 2006 compared to the second quarter of 2005. Favorable foreign exchange rates increased sales 0.5%. The main reason for this decline is the discontinued supply of certain low margin products in Australia, which began in the first quarter. In China, we have continued to grow sales to both food service customers and food manufacturers. While industrial sales in the Asia/Pacific region were down in the first six months of 2006, operating income was up due to a more positive mix of products sold.

For the six months ended May 31, 2006, total industrial sales increased 1.3% compared to the same period last year, with 2.1% from favorable pricing, product mix and volumes and 0.8% from unfavorable foreign exchange rates.

In the second quarter of 2006, industrial business operating income excluding restructuring charges increased $1.8 million compared to the second quarter of 2005. Stock-based compensation of $1.8 million was recorded in the second quarter of 2006 with no corresponding expense in 2005. Operating income in the second quarter was driven by higher sales, offset in part by increases in incentive compensation and the SAP implementation. In addition, the second quarter of 2005 included the impact of an operational accounting adjustment. Operating income margin excluding restructure charges for the second quarter increased to 6.5% compared to 6.0% in the comparable period last year. The increase is primarily the result of the factors discussed above, partially offset by stock-based compensation expense recorded in 2006 of $1.8 million.

In the second quarter of 2006, $4.3 million of restructuring charges were recorded in the industrial business. Of this amount, $1.7 million was for severance costs associated with our voluntary separation program and closure of a manufacturing facility. The remaining $2.6 million of restructuring charges recorded in the second quarter of 2006 include other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

For the six months ended May 31, 2006, operating income excluding restructuring charges for the industrial business increased 23.8% compared to the same period of 2005. Operating income margin excluding restructure charges for the six months ended May 31, 2006 increased to 5.5% compared to 4.5% in the comparable period last year. The increase is primarily the result of the factors discussed above, partially offset by stock-based compensation expense recorded in 2006 of $4.8 million. In addition, in the first quarter of 2005, the industrial business was negatively impacted by a supply of high cost vanilla beans.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) for the second quarter of 2006 increased to 39.2% compared to 38.4% in the same period last year. The increase is attributable to pricing actions and cost savings initiatives. The gross profit margin in the second quarter of 2005 was adversely affected by an operational accounting adjustment related to a condiment operation in the U.K. Likewise, in the second quarter of 2006, cost of goods sold included $4.5 million of restructuring charges that lowered gross profit margin by 0.7%. Gross profit margin for the six months ended May 31, 2006 was 39.2% compared to 38.1% for the same period last year. In the first half of 2005, gross profit margin was negatively impacted by higher costs of vanilla and an operational accounting adjustment related to our European Industrial operations in the U.K. In addition to an improvement in vanilla margins for our industrial business, we benefited from pricing actions and our cost savings initiatives.

Selling, general and administrative expenses increased in the second quarter of 2006 as compared to the same period of the prior year in dollars and as a percentage of net sales. Selling, general and administrative expenses as a percentage of sales increased to 29.3% in the second quarter of 2006 from 27.2% in the comparable period of the prior year. This increase included the recognition of stock-based compensation expense ($5.0 million for the second quarter and $13.7 million for six months ended May 31, 2006) in accordance with the adoption of SFAS 123(R) effective December 1, 2005. In addition, our incentive compensation increased in line with our improved operating results, we increased advertising for new products and incurred SAP implementation costs in Europe. For the six months ended May 31, 2006, selling, general and administrative expenses as a percentage of sales increased to 29.5% from 27.6% as a result of the same items noted above.

Interest expense increased in the second quarter of 2006 and for the six months ended May 31, 2006 by $0.4 million and $2.2 million, respectively, compared to the same periods last year due to higher average short-term rates.

The effective tax rate for the quarter ended May 31, 2006 was 29.6% versus 32.0% for the quarter ended May 31, 2005. The 2006 tax rate includes $1.1 million of additional tax benefits related to the closure of a manufacturing facility in Finland and a very small facility in Uruguay. Excluding the effect of these additional tax benefits, the tax rate for 2006 is estimated to be 32%.

Income from unconsolidated operations for the second quarter of 2006 increased by $1.0 million to $4.8 million compared to the same period in 2005. This improvement was primarily driven by higher sales and higher income from our joint venture in Mexico. Strong mayonnaise sales and moderate soybean oil prices contributed to the continued improved performance in this joint venture. For the six months ended May 31, 2006, income from unconsolidated operations increased by $2.8 million to $12.0 million compared to the same period in 2005 for the same reason noted above.

RESTRUCTURING CHARGES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs. At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements. These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005. As part of this plan, over the next three years, we will consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. In addition, for the industrial business, we will reallocate resources to key customers and take pricing actions on lower volume products to meet new margin targets. A new business-wide forecasting process is being installed and the use of technology will be accelerated to monitor and manage the business. Through 2008, these actions are intended to reduce the number of industrial business customers and products in the U.S. by approximately 25%. Sales related to these customers and products represent approximately 2-5% of industrial business sales in the U.S. As these sales have minimal profit, this reduction is expected to lead to higher margins. These reductions will also lead to the consolidation of certain manufacturing facilities.

We expect that the restructuring plan will reduce complexity and increase the organizational focus on growth opportunities in both the consumer and industrial businesses. In addition, we are projecting $50 million ($34 million after-tax) of annual cost savings by 2008. In 2006, we expect to realize $10 million ($7 million after-tax) of savings and estimate that another $30 million ($20.4 million after-tax) will be realized in 2007. We expect that this will improve margins and increase earnings per share, as well as allow us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are expected to be reflected in both cost of sales and selling, general and administrative expenses in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $110-$130 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. We originally estimated pre-tax charges of $130-$150 million under this program. However, after considering the $33.7 million pre-tax gain on Signature and other refinements to the estimates, we now anticipate pre-tax charges of $110-$130 million for this program. Of these charges, we expect that approximately $75-$85 million will consist of severance and other personnel costs and $40-$45 million of other exit costs. Asset write-offs are expected to be $30-$35 million, offset by the gain on Signature of $34 million. In the fourth quarter of 2005, $10.7 million ($7.2 million after tax) of charges were recorded, of which $10.5 million related to our consumer business. These charges included certain severance costs associated with the closing of our manufacturing plant in Salinas, California, closing costs for a small plant in Belgium and costs associated with reorganization of the sales and distribution networks in the U.S. and Europe. Following the $10.7 million charge recorded in 2005, we expect to record up to $60 million during the 2006 fiscal year. The remaining portion will be incurred approximately 60% in 2007 and 40% in 2008. For the total plan, the cash related portion of the charges will be approximately $85-$100 million, of which approximately $60 million will be spent in 2006. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken pursuant to the restructuring plan are expected to reduce our global workforce by 800-1,000 over the three-year period. Of the expected global workforce reduction of 800-1,000 employees, approximately 580 employees have been notified, of which the majority are expected to leave in 2006.

Joint venture transactions — We participated in two separate joint ventures with the same joint venture partner, Hero A.G. We owned 50% of Signature Brands, L.L.C. (“Signature”) and 51% of Dessert Products International, S.A.S. (“DPI”) with Hero A.G. being the other owner of each of these businesses. Signature is a cake decorating business in the U.S. and DPI markets the Vahine brand of dessert aids in France and other European countries.

In the second quarter of 2006, we exchanged the remaining 49% share of DPI for our 50% ownership investment in Signature. In addition, we received $20.0 million in cash with this transaction. There is a purchase price adjustment which will be settled in the third quarter of 2006 whereby we will pay $10.8 million in cash to Hero A.G. The purchase price adjustment has been considered in the calculation of the gain on Signature and the purchase price allocation of DPI.

In recording this transaction, we valued both the investment received and the investment given at their fair value. On the disposition of Signature shares, the fair value of the shares was $56.0 million as compared to our book value of this unconsolidated subsidiary of $21.7 million. After consideration of disposition costs of $0.6 million and taxes of $7.2 million, we recorded a net after-tax gain of $26.5 million which is shown on the line entitled “Gain on sale of unconsolidated operations” in our income statement. On the acquisition of the 49% minority interest of DPI, the fair value of these shares was assessed at $46.9 million. Since this business was consolidated, the book value of this 49% share was shown as $29.9 million of minority interest on our balance sheet. After consideration of disposition costs of $0.7 million, we preliminarily allocated $17.7 million to goodwill. The impact of this exchange, excluding the $26.5 million gain, on our ongoing sales and net income is expected to be neutral.

This action is part of our plan to simplify our joint venture structure under the restructuring program and focus on those areas we believe have strong growth potential.

Other Restructuring Costs — During the three and six months ended May 31, 2006, we recorded restructuring charges of $13.0 million ($7.7 million after tax) and $46.4 million ($30.5 million after tax), respectively. The costs recorded during 2006 primarily include severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S. and closures of manufacturing facilities in Salinas, California; Hunt Valley, Maryland; Sydney, Australia and Finland; reorganization of administrative functions in Europe; and accelerated depreciation related to the closure of manufacturing facilities in Salinas and Hunt Valley. In addition, we recorded other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe and contract termination costs associated with customers and distributors in connection with the closure of the business in Finland. For the six months ended May 31, 2006, these expenses were classified in restructuring charges ($41.7 million) and cost of goods sold ($4.7 million) in the income statement. Through the six months ended May 31, 2006, $13.3 million in cash has been spent on restructuring charges under the 2005 restructuring plan. This is offset by the $20 million in cash received from the sale of

Signature referred to above. From inception of the project in November 2005, $14.8 million in cash has been spent on restructuring charges under the 2005 restructuring plan, also offset by the $20 million in cash received from the sale of Signature.

In our income statement, restructuring charges under this program will be displayed in three lines items. The gain related to our disposition of Signature as described under joint venture transactions is on the line entitled “Gain on sale of unconsolidated operations”. Other restructuring costs are included in restructuring charges and cost of goods sold.

HURRICANE KATRINA

In the fourth quarter of 2005, our Zatarain’s facility in Gretna, Louisiana was impacted by Hurricane Katrina. Zatarain’s has transitioned many of its displaced operations back to the Gretna, Louisiana facility. Because of this continuing transition, we are still experiencing higher costs from co-packers which are expected to taper off during the remainder of 2006. Despite this situation, Zatarain’s was able to launch a major new product initiative and increase sales in the second quarter and six months ended May 31, 2006 compared to the same periods in 2005. We are working with our property and casualty insurance and business interruption insurance carriers regarding possible reimbursement of costs. During the quarter we received a partial reimbursement for certain costs already incurred and will continue to pursue additional reimbursement for business interruption costs. We are unable to predict if we will receive any additional reimbursement or other payments. Consequently, we have not recorded a receivable for these potential claims as of May 31, 2006.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We manage our foreign currency exchange rate exposure by entering into forward and option foreign currency exchange contracts. The fair value of our portfolio of forward and option contracts included an unrealized loss of $1.2 million as of May 31, 2006, compared to unrealized losses of $0.3 million as of May 31, 2005 and $0.6 million as of November 30, 2005. The notional value of our portfolio of forward and option contracts was $28.9 million as of May 31, 2006, compared to the $27.5 million notional value as of May 31, 2005 and the $24.0 million notional value as of November 30, 2005. The increase in notional value since November 30, 2005 is primarily due to an increase in foreign exchange contracts covering Euro and British pound sterling exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of May 31, 2006, we had a total of $225 million, notional value, of interest rate swap contracts outstanding which are discussed below.

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus .05%. We designated these swaps, which expire on December 15, 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% fixed rate senior notes maturing on December 15, 2015. As of May 31, 2006, the fair value of this swap contract was an unrealized loss of $3.0 million, which is offset by a corresponding decrease in value of the hedged debt. Any unrealized gain or loss on this swap will be offset by a corresponding increase or decrease in value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In March 2005, we entered into forward starting interest rate swaps to manage the interest rate risk associated with the anticipated issuance of $100 million of fixed rate medium-term notes. We issued $200 million of 5.20% fixed rate senior notes in December 2005 under our existing shelf registration statement. These swaps were cash settled upon issuance of the senior notes thereby effectively locking in a fixed interest rate in effect at the time the swaps were initiated. The loss of $0.2 million will be amortized over the 10-year term of the senior notes as interest expense in the income statement.

In April 2004, we entered into a $50 million interest rate swap contract in conjunction with the issuance of $50 million of medium-term notes on the same date. This interest rate swap contract receives interest at 3.36% and pays a variable rate of interest based on six-month LIBOR minus 0.21%. We designated this swap, which expires on April 15, 2009, as a fair value hedge of the changes in fair value of $50 million of medium-term notes maturing on April 15, 2009. As of May 31, 2006, the fair value of this swap contract was an unrealized loss of $2.7 million, which is offset by a corresponding decrease in value of the hedged debt, compared to an unrealized loss of $1.2 million in the same period last year and an unrealized loss of $2.2 million as of November 30, 2005. No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

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

In July 2001, we entered into interest rate swap contracts for a total notional amount of $75 million to pay a fixed rate of interest of 6.35% and receive a variable rate of interest, based on the six-month LIBOR, for the period from 2001 through 2011. The net effect of the interest rate swap contracts effectively fixes the interest rate of $75 million of commercial paper at 6.35%. As of May 31, 2006 the fair value of these swap contracts was an unrealized loss of $3.0 million compared to an unrealized loss of $9.2 million in the same period last year and an unrealized loss of $5.7 million as of November 30, 2005. We have designated these outstanding interest rate swap contracts as cash flow hedges of the variable interest rate risk associated with $75 million of commercial paper. The unrealized loss on these swap contracts is recorded in other comprehensive income, as we intend to maintain the commercial paper outstanding and hold these swap contracts until maturity. Realized gains or losses are reflected in interest expense in the applicable period. Hedge ineffectiveness associated with these hedges was not material in the quarter.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2006, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2005.

LIQUIDITY AND FINANCIAL CONDITION

In the statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.

Due to the cyclical nature of the business, we generate much of our cash flow in the fourth quarter of the fiscal year. In the statement of cash flows, net cash from operating activities was $81.1 million for the six months ended May 31, 2006 compared to $66.6 million for the six months ended May 31, 2005. The increase in operating cash flow is primarily the result of an increase in accrued liabilities when compared to the same period last year, offset by an increase in inventories attributable to build-up in anticipation of production transfer from facilities that will be closed, as well as increased purchases of certain raw materials. In 2006 operating cash flow includes a cash outflow of $13.3 million related to the restructuring plan. Operating cash flow in the second half of 2006 will be more adversely affected by the restructuring plan, which is described above.

Net cash flow used in investing activities was $13.4 million for the six months ended May 31, 2006 compared to $29.8 million in the same period last year. This decrease is due to $20 million in cash proceeds received from the redemption of our joint venture. See Footnote 3 of the condensed consolidated financial statements for additional information. We also spent $33.4 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in 2006 compared to $29.8 million for 2005. Net capital expenditures for the fiscal year 2006 are expected to be approximately $90 million which is higher than the preceding two years due to the anticipated capital expenditures under our restructuring plan.

Net cash flow used in financing activities was $36.4 million during for the six months ended May 31, 2006 compared to $80.7 million for the same period last year. This significant change in cash used in financing activities when compared to the prior year is primarily due to a decrease in the number of shares of common stock purchased by us pursuant to our share repurchase plan. We have acquired 1.8 million shares of our common stock for $60.4 million in 2006 under our share repurchase plan compared to 3.4 million shares for $120.7 million in 2005. As of May 31, 2006, $301.7 million remained of the $400 million authorization. In the absence of an acquisition or other unanticipated need for cash, we expect to spend approximately $50 million to repurchase shares during the second half of 2006, bringing our share repurchase for the total year to approximately $110 million. During the six months ended May 31, 2006, we received proceeds of $25.2 million from exercised options compared to $29.0 million in the same period in the prior year. We increased dividends paid by 10.1% to $47.7 million for the six months ended May 31, 2006 compared to $43.3 million in the same period last year. Dividends paid in the first quarter of 2006 were declared on November 22, 2005. During the six months ended May 31, 2006, we issued $200 million of senior notes and used the proceeds to repay $195.4 million of long-term debt.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 40.2% as of May 31, 2006, down from 45.3% at May 31, 2005 and down from 40.7% at November 30, 2005. The increase in capital due to the favorable foreign currency effect on equity for the first six months of 2006 caused the decrease in debt-to-total capital compared to November 30, 2005. When compared to May 31, 2005, the decrease in debt to capital is due to a reduced level of debt. During a quarter, our short-term debt varies. However, it is usually lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2006 and 2005 was $232.5 million and $276.5 million, respectively. Total average debt outstanding for the six months ended May 31, 2006 and 2005 was $776.8 million and $776.6 million, respectively.

On June 27, 2006, we purchased the assets of Epicurean International for $97 million in cash. The transaction was funded with commercial paper. See Note 9 of the condensed consolidated financial statements for further information.

Following the acquisition of the Epicurean business, we entered into an additional $100 million revolving credit facility to back-up our commercial paper program. We also intend to issue up to $100 million of medium term notes in 2006 to refinance short-term borrowings.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2006, the exchange rates for the Euro, British pound sterling and Canadian dollar were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $10 million, inventory of approximately $6 million, goodwill of approximately $22 million and other comprehensive income of approximately $44 million since May 31, 2005.

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

Awards granted after November 30, 2005 — Awards are measured at their fair value at date of grant. The resulting compensation expense is recognized in the income statement ratably over the vesting period of the award. However, if the employee becomes eligible for retirement during the vesting period, the compensation expense is recognized ratably only until the retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recognized immediately.

Awards granted prior to November 30, 2005 — Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at December 1, 2005 is recognized in the income statement ratably over the remaining vesting period without regard to the employee’s retirement eligibility. Upon retirement, any unrecognized compensation expense will be recognized immediately.

For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data.

For the three and six months ended May 31, 2006, we recognized $5.0 million and $13.7 million, respectively, of compensation expense in selling, general and administrative expense. These amounts included $0.4 million and $5.1 million for the three and six months ended May 31, 2006, respectively, for expenses associated with grants in 2006 to individuals who were eligible for retirement on or before the grant date. Additionally, during six months ended May 31, 2006, we recognized $1.1 million of expense in restructuring charges representing the acceleration of vesting in accordance with the provisions of the award for employees who are part of our severance charges (see Note 3). During the second quarter of 2006 the amount recognized in restructuring charges representing the acceleration of vesting was insignificant. No compensation expense was charged against income in the prior years as we elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options in excess of the compensation expense recognized for those options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operations. The prior year statement of cash flows has not been restated. The excess tax benefit from the exercise of options was $4.4 million during the six months ended May 31, 2006, and $9.9 million during the six months ended May 31, 2005.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

Interpretation No. 47 is effective no later than the end or our 2006 fiscal year. We do not expect that there will be a material effect upon adoption of this statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which was adopted in the second quarter of our 2006 fiscal year. There is no material effect upon adoption of this statement.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, expected trends in net sales and earnings performance and other financial measures, annualized savings and other benefits from our streamlining and restructuring activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and foreign currency exchange rates. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4   CONTROLS AND PROCEDURES

Based on our evaluation as of May 31, 2006, the Chairman, President & Chief Executive Officer and the Executive Vice President, Strategic Planning & Chief Financial Officer, have concluded that our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective based upon the reasonable assurance level.

In conjunction with the SAP implementation in the Company’s European business, changes were made to the Company’s internal controls over financial reporting in order to adapt to the new SAP software environment. Management believes that the new controls are effective based upon the reasonable assurance level.

No other change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Registrant or any of its subsidiaries is a party or in which any of their property is the subject.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended November 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that MayYet Be Purchased Under the Plans or Programs
March 1, 2006 to	CS — 195,444	$34.11	195,444	$332.8 million
March 31, 2006	CSNV — 293,250	$33.25	293,250

April 1, 2006 to	CS — 58,600	$34.02	58,600	$318.4 million
April 30, 2006	CSNV — 366,450	$33.97	366,450

May 1, 2006 to	CS — 53,735	$34.91	53,735	$301.7 million
May 31, 2006	CSNV — 425,150	$34.87	425,150

Total	CS — 307,779	$34.23	307,779	$301.7 million
	CSNV — 1,084,850	$34.12	1,084,850

In June 2005, the Board of Directors approved $400 million to repurchase shares. As of May 31, 2006, $301.7 million remained of the $400 million authorization. In the absence of an acquisition or other unanticipated need for cash, we expect that we will complete all of our available purchases under this authorization by the end of fiscal year 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of stockholders on March 22, 2006.

(b)  Response included below in (c).

(c)  1.                                                                   The following individuals were nominees for the Board of Directors. The number of votes for or withheld for each nominee are as follows: Barry H. Beracha - for 12,858,534, withheld 56,884; John P. Bilbrey - for 12,862,208, withheld 53,210; James T. Brady — for 12,853,332, withheld 62,086; Francis A. Contino - for 12,807,584, withheld 107,834; J. Michael Fitzpatrick - for 12,858,815, withheld 56,603; Freeman A. Hrabowski, III - for 12,856,993, withheld 58,425; Robert J. Lawless - for 12,816,520, withheld 98,898; Margaret M.V. Preston - for 12,860,377, withheld 55,041; William E. Stevens - for 12,861,491, withheld 53,927; Karen D. Weatherholtz - for 12,843,415, withheld 72,003.

       2.                                                                  The ratification of the appointment of Ernst & Young LLP as independent auditors. The number of votes for, against or abstaining are as follows: For 12,839,219; Against 62,618; Abstain 13,581; Broker Non-Votes 0.

(d)  No response required.

ITEM 6. EXHIBITS

The following exhibits are attached or incorporated herein by reference:

Exhibit Number		Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable.

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Restated and Amended on June 27, 2006	Incorporated by reference from Exhibit 3(i) of the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2006.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter)

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

McCORMICK & COMPANY, INCORPORATED

Date: July 7, 2006	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic
Planning & Chief Financial Officer

Date: July 7, 2006	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller