Form 10-Q
period 2006-08-31
MCCORMICK & CO INC
filed 2006-10-05
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended   August 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding August 31, 2006

Common Stock	13,450,667
Common Stock Non-Voting	117,959,171

PART I — FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(in thousands except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Net sales	$663,095	$622,731	$1,912,702	$1,854,926
Cost of goods sold	393,818	379,394	1,153,775	1,142,075

Gross profit	269,277	243,337	758,927	712,851

Selling, general and administrative expense	187,576	164,437	556,552	504,211
Restructuring charges	17,535	—	59,218	630

Operating income	64,166	78,900	143,157	208,010

Interest expense	14,048	12,536	39,234	35,562
Other income, net	(2,078)	(487)	(5,000)	(444)

Income from consolidated operations before income taxes	52,196	66,851	108,923	172,892

Income taxes	13,647	22,603	30,739	56,536

Net income from consolidated operations	38,549	44,248	78,184	116,356

Gain on sale of unconsolidated operations	253	—	26,781	—
Income from unconsolidated operations	4,398	4,571	16,442	13,829
Minority interest	(132)	(849)	(2,307)	(3,386)

Net income	$43,068	$47,970	$119,100	$126,799

Earnings per common share — basic	$0.33	$0.36	$0.90	$0.94

Average shares outstanding — basic	131,587	133,956	132,119	134,828

Earnings per common share — diluted	$0.32	$0.35	$0.88	$0.91

Average shares outstanding — diluted	134,829	137,382	135,197	138,842

Cash dividends paid per common share	$0.18	$0.16	$0.54	$0.48

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	August 31, 2006	August 31, 2005	November 30, 2005
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,712	$46,117	$30,263
Receivables, net	327,822	321,735	369,277
Inventories
Raw materials and supplies	185,235	154,168	157,005
Finished products and work-in process	231,860	203,083	186,999
	417,095	357,251	344,004
Prepaid expenses and other current assets	47,134	49,528	56,665
Total current assets	829,763	774,631	800,209

Property, plant and equipment	1,003,537	965,368	963,883
Less: accumulated depreciation	(527,943)	(495,790)	(494,122)
Total property, plant and equipment, net	475,594	469,578	469,761

Goodwill, net	785,403	711,938	663,882
Intangible assets, net	192,226	114,932	158,309
Prepaid allowances	43,069	55,113	42,301
Investments and other assets	134,663	145,450	138,242

Total assets	$2,460,718	$2,271,642	$2,272,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$152,294	$200,063	$105,313
Current portion of long-term debt	549	226,982	739
Trade accounts payable	188,509	170,034	198,194
Other accrued liabilities	348,322	300,865	394,746
Total current liabilities	689,674	897,944	698,992

Long-term debt	566,140	268,942	463,900
Other long-term liabilities	285,134	245,933	280,671
Total liabilities	1,540,948	1,412,819	1,443,563

Minority interest	3,267	29,828	29,190

Shareholders’ Equity
Common stock	171,266	150,984	152,823
Common stock non-voting	260,362	232,749	234,334
Retained earnings	378,893	383,476	385,230
Accumulated other comprehensive income	105,982	61,786	27,564

Total shareholders’ equity	916,503	828,995	799,951

Total liabilities and shareholders’ equity	$2,460,718	$2,271,642	$2,272,704

See notes to condensed consolidated financial statements.

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended August 31,
	2006	2005
Cash flows from operating activities
Net income	$119,100	$126,799
Adjustments to reconcile net income To net cash flow from operating activities:
Depreciation and amortization	61,282	54,220
Stock-based compensation	20,500	—
Gain on sale of unconsolidated operations	(26,781)	—
Income from unconsolidated operations	(16,442)	(13,829)
Changes in operating assets and liabilities	(41,547)	(43,869)
Dividends from unconsolidated affiliates	9,100	10,544
Net cash flow from operating activities	125,212	133,865

Cash flows from investing activities
Acquisitions of businesses	(102,616)	—
Capital expenditures	(56,992)	(45,831)
Proceeds from redemption of unconsolidated operations	9,236	—
Proceeds from sale of property, plant and equipment	379	636
Net cash flow used in investing activities	(149,993)	(45,195)

Cash flows from financing activities
Short-term borrowings, net	46,907	59,919
Long-term debt borrowings	298,553	—
Long-term debt repayments	(197,553)	(2,615)
Proceeds from exercised stock options	34,070	41,056
Common stock acquired by purchase	(87,952)	(141,280)
Dividends paid	(71,420)	(64,821)
Net cash flow provided by (used in) financing activities	22,605	(107,741)

Effect of exchange rate changes on cash and cash equivalents	9,625	(5,147)

Increase (decrease) in cash and cash equivalents	7,449	(24,218)
Cash and cash equivalents at beginning of period	30,263	70,335

Cash and cash equivalents at end of period	$37,712	$46,117

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

The results of consolidated operations for the three and nine month periods ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers purchase more products in the fourth quarter holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

Accounting and Disclosure Changes

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income).  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt for our fiscal year ending November 30, 2008. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 is effective no later than the end of our 2006 fiscal year. We do not expect that there will be a material effect upon adoption of this interpretation.

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

2.                             ACQUISITIONS

On June 27, 2006, we purchased the assets of Epicurean International (“Simply Asia Foods”) for $97.6 million in cash.  This business operates in North America and is included in our consumer segment.  Simply Asia Foods develops, imports and markets a line of authentic, easy-to-prepare Asian products under the Thai Kitchen® and Simply Asia® brands and has annual sales of approximately $50 million.  Its primary products include noodle and soup bowls, meal kits, coconut milk, and various sauces and pastes.  Simply Asia Foods is part of our growth strategy to improve margins and increase sales and profits.

The excess purchase price over the estimated fair value of the net assets purchased was $90.9 million.  The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets.  As of August 31, 2006, $26.3 million was allocated to other intangibles assets and $64.6 million remained in goodwill.  We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. Based on preliminary estimates, we have included amortization expense in the Statement of Income.

In conjunction with the purchase of Simply Asia Foods, we also entered into an operating lease for the office building and warehouse.  The lease is not material to the Company.  The lessor is a current employee of McCormick and the lease is at a fair market value rate.

The $97.6 million purchase price was initially funded with commercial paper. In July 2006, we issued $100 million of 5.80% senior notes due 2011 to pay down this commercial paper debt (see Note 9).

On August 1, 2006, we invested $5.0 million in an industrial joint venture in South Africa.

3.                             STOCK-BASED COMPENSATION

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

For the three and nine months ended August 31, 2006, we recognized $4.4 million and $18.1 million, respectively, of stock-based compensation expense in selling, general and administrative expense.  The amount recorded in the nine-month period includes $5.1 million for expenses associated with grants in fiscal 2006 to individuals who were eligible for retirement on or before the grant date (no such expense was incurred for the third quarter of 2006).  Additionally, during the three and nine months ended August 31, 2006, we recognized $1.3 million and $2.4 million, respectively, of stock-based compensation expense as part of our restructuring charges.  This expense is for the acceleration of vesting in accordance with the provisions of the awards for employees who are terminated pursuant to the restructuring plan and, therefore, are part of our severance charges (see Note 4).  Only nominal amounts of stock-based compensation expense were charged against income in the prior periods as we applied the provisions of APB No. 25 to those periods.

The following table presents the impact of stock-based compensation expense for 2006:

	Three months ended August 31, 2006	Nine months ended August 31, 2006
	(in thousands)
Reduction to income from consolidated operations before income taxes	$5,747	$20,500

Reduction to net income	$3,908	$13,940

Reduction to earnings per common share:
Basic	$0.03	$0.11

Diluted	$0.03	$0.10

SFAS No. 123(R) also requires that the tax benefit from the exercise of options in excess of the compensation expense recognized for those options be reflected in the statement of cash flows as cash from financing activities.  Prior to the adoption of SFAS No. 123(R), these tax benefits had been reflected as cash from operations.  The prior year statement of cash flows has not been restated.  The excess tax benefit from the exercise of options was $6.0 million during the nine months ended August 31, 2006, and $11.2 million during the nine months ended August 31, 2005.

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

Stock Options

ESPP — We have an ESPP, approved by the Board of Directors and stockholders, which enables employees to purchase McCormick common stock non-voting at the lower of the stock price at the grant date or the purchase date.  This plan has a two-year term and is expensed immediately on the date of grant since employees can purchase the full amount of stock upon grant.  Historically, we have adopted a new ESPP upon the expiration of an existing plan.

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

Beginning in the 2005 fiscal year, the fair value of the options was estimated using a lattice option pricing model which incorporates the assumptions noted in the table below.  We believe the lattice model provides a better estimated fair value of our options as it can incorporate a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock.  We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model.  The expected term of an option is derived from the output of the option pricing model and represents the period of time that options are expected to remain unexercised.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Previously, we valued our stock options using the Black-Scholes option pricing model.  In 2005, the Black-Scholes model would have produced a fair value that was approximately 15% higher than the lattice model.

Under our stock option plans, we may issue shares on a net basis at the request of the option holder.  This occurs when the option price is settled by tendering outstanding shares owned by the option holder.

The fair values of grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans for the three and nine months ended August 31,:

	Three and nine months ended August 31, 2006	Three and nine months ended August 31, 2005
Risk-free interest rates	4.5-4.7%	2.4-4.2%
Dividend yield	2.0%	1.7%
Expected volatility	18.2-25.6%	12.4-20.5%
Expected lives	5.4	5.9

The following is a summary of all option activity for the nine months ended August 31, 2006:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at November 30, 2005	17,466	$24.58
Granted	555	32.96
Exercised	1,434	19.91
Forfeited	200	34.19
Outstanding at August 31, 2006	16,387	25.15	$184,639

Exercisable at August 31, 2006	11,833	$22.42	$165,641

The following is a summary of our outstanding stock options at August 31, 2006:

(shares in thousands)		Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price

$11.00-$17.84	2,252	2.8	$13.91	2,252	2.8	$13.91
$17.85-$24.68	7,371	5.2	$20.89	6,618	5.0	$20.73
$24.69-$31.51	3,648	6.8	$30.54	2,009	6.4	$30.51
$31.52-$38.35	3,116	7.8	$37.07	954	5.7	$37.28
	16,387	5.7	$25.15	11,833	4.9	$22.42

No options were granted in the third quarter of 2006.  For the nine months ended August 31, 2006, the weighted-average grant-date fair value of an option granted was $7.47.  The total intrinsic value (the difference between the exercise price and the market price on the date of exercise) of all options exercised during the nine months ended August 31, 2006 was approximately $19.9 million. Total unrecognized compensation expense from stock options at August 31, 2006 was $19.6 million which is expected to be recognized over a weighted-average period of 1.4 years.

The following is the status of our RSU’s as of August 31, 2006, including changes during the nine months ended August 31, 2006:

(in thousands, except per share data)	Number of Shares	Weighted- Average Grant-Date Fair Value
RSU’s outstanding at November 30, 2005	—	—
Granted	290	$32.88
Vested	2	$32.83
Forfeited	5	$32.83
RSU’s outstanding at August 31, 2006	283	$32.88

As of August 31, 2006, there was approximately $4.4 million of total unrecognized compensation expense from RSU’s. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

	Three months ended August 31, 2005	Nine months ended August 31, 2005
	(in thousands)
Net income as reported	$47,970	$126,799
Add: stock based employee compensation expense recorded, net of tax	23	148
Deduct: pro forma stock based employee compensation expense, net of tax	(4,204)	(11,442)
Pro forma net income	$43,789	$115,505

Earnings per common share:
Basic — as reported	$0.36	$0.94
Basic — pro forma	$0.33	$0.86

Diluted — as reported	$0.35	$0.91
Diluted — pro forma	$0.32	$0.83

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

4.                             RESTRUCTURING ACTIVITIES

In November of 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We originally estimated pre-tax charges of $130-$150 million under this program. However, after considering the $33.7 million pre-tax gain on Signature recorded in the second quarter (see discussion below) and other refinements to the original estimates, we now anticipate pre-tax charges of $110-$130 million for this program.  The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment.  Of these charges, we expect approximately $80-$90 million will consist of severance and other personnel costs and approximately $35-$40 million for other exit costs.  Asset write-offs are expected to be approximately $30-$35 million, offset by the gain on Signature of $34 million.  We expect the cash related portion of the charges will be approximately $85 - $100 million, of which approximately $50 million is expected to be spent in 2006. The actions being taken are expected to reduce our global workforce by 800-1,000 over the three-year period contemplated by the restructuring plan.

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

In the second quarter of 2006, we exchanged our 50% ownership investment in Signature for the remaining 49% share of DPI.  In addition, we received $20.0 million in cash with this transaction.  There was a purchase price adjustment, which was settled in the third quarter of 2006, whereby we paid $10.8 million in cash to Hero A.G.  Of the total purchase price adjustment, $6.8 million was attributable to DPI and $4.0 million was attributable to Signature.

In recording this transaction, we valued both the investment received and the investment given at their fair value.  On the disposition of our Signature investment, the fair value of our investment was $56.0 million as compared to our book value of this unconsolidated subsidiary of $21.7 million.  After consideration of disposition costs of $0.6 million and taxes of $7.2 million, we recorded a net after-tax gain of $26.5 million which is shown on the line entitled “Gain on sale of unconsolidated operations” in our income statement.  On the acquisition of the 49% minority interest of DPI, the fair value of this interest was assessed at $40.0 million. Since this business was consolidated, the book value of this 49% interest was shown as $29.9 million of minority interest on our balance sheet.  After consideration of acquisition costs of $0.7 million and the purchase price adjustment attributable to DPI of $6.8 million, we preliminarily allocated $17.7 million to goodwill.

In the third quarter of 2006, in connection with the exiting of an unconsolidated joint venture in Asia, we recorded a net gain of $0.3 million, after tax.

These actions are part of our plan to simplify our joint venture structure under the restructuring program and focus on areas we believe have strong growth potential.

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

During the three months ended August 31, 2006, we recorded restructuring charges of $19.3 million ($13.5 million after-tax), of which $17.5 million is reflected in restructuring charges and $1.8 million is reflected in cost of goods sold in our income statement.  We recorded $12.5 million of severance costs, primarily associated with the closure of an industrial plant in Scotland, additional costs of our voluntary separation program in the U.S. and the reduction of both administrative and plant personnel at other global locations.  In addition, we recorded $1.1 million of other exit costs related to these same programs.  The $5.7 million of asset write-downs is primarily related to the closure of the plant in Scotland and accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland.  Of the expected global workforce reduction of 800-1,000 employees, approximately 650 employees have been notified, of which the majority are expected to leave in fiscal 2006.

During the nine months ended August 31, 2006, we recorded restructuring charges, exclusive of the gain on Signature, of $65.6 million ($44.0 million after-tax), of which $59.2 million is reflected in restructuring charges and $6.4 million is reflected in cost of goods sold in our income statement.  We recorded $48.6 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S.; closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia, Scotland and Finland; and the reduction of both administrative and plant personnel at other global locations. In addition, we recorded $6.6 million of other exit costs associated with the consolidation of production facilities, the reorganization of the sales and distribution networks in the U.S. and Europe and contract termination costs associated with customers and distributors in connection with the closure of the business in Finland.  The $10.4 million of asset write-downs is primarily accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland and the closure of the plant in Scotland.

Including the $9.2 million cash received on redemption of our Signature investment, $17.0 million in cash has been spent on the restructuring plan through the nine months ended August 31, 2006. From inception of the project in November 2005, $18.5 million in cash has been spent on the restructuring plan.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan as of August 31, 2006 are as follows (in thousands):

	Severance and personnel costs	Asset related charges	Other Exit costs	Total
Third Quarter 2006:
Balance at May 31, 2006	$33,988	$—	$3,082	$37,070
Restructuring charges	12,457	5,672	1,129	19,258
Amounts utilized	(11,910)	(5,672)	(966)	(18,548)
Balance at Aug 31, 2006	$34,535	$—	$3,245	$37,780

Nine months ended August 31, 2006:
Balance at Nov 30, 2005	$8,023	$—	$649	$8,672
Restructuring charges	48,623	10,374	6,647	65,644
Amounts utilized	(22,111)	(10,374)	(4,051)	(36,536)
Balance at Aug 31, 2006	$34,535	$—	$3,245	$37,780

As we discussed above, during the nine months ended August 31, 2006, we also recognized a net after-tax gain of $26.5 million on the redemption of our investment in Signature.  This gain was recorded in the second quarter of 2006.

5.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Average shares outstanding — basic	131,587	133,956	132,119	134,828
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,242	3,426	3,078	4,014
Average shares outstanding — diluted	134,829	137,382	135,197	138,842

The following table sets forth the common stock activity for the three and nine months ended August 31, 2006 and 2005 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Shares issued under stock option and employee stock purchase plans	367	571	1,426	2,252
Shares repurchased in connection with the stock repurchase program	796	604	2,589	3,962

6.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Net income	$43,068	$47,970	$119,100	$126,799
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	(603)	142	(2,960)	1,157
Foreign currency translation adjustments	626	2,636	79,338	(60,241)
Derivative financial instruments	115	868	2,039	1,287
Comprehensive income	$43,206	$51,616	$197,517	$69,002

7.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, 2006 and 2005 (in thousands):

	United States		International
	2006	2005	2006	2005
Defined benefit plans
Service cost	$3,300	$2,977	$1,647	$1,591
Interest costs	5,530	5,165	2,252	1,949
Expected return on plan assets	(5,637)	(5,083)	(1,918)	(1,800)
Amortization of prior service costs	24	4	25	18
Amortization of transition assets	—	—	(1)	(21)
Recognized net actuarial loss	2,630	2,858	732	300
Total pension expense	$5,847	$5,921	$2,737	$2,037

The following table presents the components of our pension expense for the nine months ended August 31, 2006 and 2005 (in thousands):

	United States		International
	2006	2005	2006	2005
Defined benefit plans
Service cost	$9,899	$8,930	$4,780	$4,915
Interest costs	16,591	15,494	6,532	6,018
Expected return on plan assets	(16,911)	(15,249)	(5,573)	(5,546)
Amortization of prior service costs	71	12	74	55
Amortization of transition assets	—	—	(4)	(64)
Recognized net actuarial loss	7,890	8,574	2,123	934
Total pension expense	$17,540	$17,761	$7,932	$6,312

On December 31, 2005, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans are generally funded throughout the year.  Total contributions to our pension plans in 2006 are expected to be approximately $36 million.

The following table presents the components of our other postretirement benefits expense for the three and nine months ended August 31, 2006 and 2005 (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Other postretirement benefits
Service cost	$905	$792	$2,713	$2,378
Interest costs	1,408	1,255	4,224	3,763
Amortization of prior service costs	(284)	(284)	(851)	(851)
Amortization of (gains)/losses	253	60	759	179
Total other postretirement expense	$2,282	$1,823	$6,845	$5,469

8.                             INCOME TAXES

Income taxes for the third quarter of 2006 include $3.5 million of tax benefit related to the resolution of an international tax audit.  The tax rate for nine months ended August 31, 2006 includes the same favorable tax resolution plus $0.6 million of additional tax benefits related to the closure of a manufacturing facility in Finland.  Excluding the effect of these additional tax benefits, the effective tax rate for fiscal year 2006 is estimated to be 32%.

9.                             FINANCIAL INSTRUMENTS

In July 2006, we issued $100 million of 5.80% senior notes due 2011.  Net interest payments are fixed at 5.80% until maturity and are payable semiannually in arrears in January and July of each year, commencing on January 15, 2007.  The $99.4 million of net proceeds from this offering were used to pay down the commercial paper debt generated in June 2006 by the acquisition of Simply Asia Foods (see Note 2).

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus .05%. We designated these swaps, which expire on December 15, 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% senior notes due 2015 that we issued in December 2005, which are described below. Any unrealized gain or loss on this swap will be offset by a corresponding increase or decrease in value of the hedged debt.  No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

In December 2005, we issued $200 million of 5.20% senior notes due 2015.  Net interest payments are fixed at 5.20% until maturity and are payable semiannually in arrears in June and December of each year.  The net proceeds of this offering were used to pay down $195 million of long-term debt which matured in the first half of 2006.

10.                       BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial.  The consumer and industrial segments manufacture, market and distribute seasoning blends, spices, herbs, coating systems and other flavors throughout the world.  Our consumer segment sells to retail outlets, including grocery, mass merchandise, discount and drug stores, and warehouse clubs under a variety of brands, including McCormick, Zatarain’s, Simply Asia and Thai Kitchen in the U.S., Ducros, Vahine and Silvo in continental Europe, Club House in Canada, and Schwartz in the U.K. Our industrial segment sells to other food manufacturers and food service customers both directly and indirectly through distributors.

We measure segment performance based on operating income excluding restructuring charges from our restructuring program.  The segments are managed separately due to their distinct distribution channels and marketing strategies, however, manufacturing and warehousing are often integrated to maximize cost efficiencies.  Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost.

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

In line with these changes, prior year segment results have been restated to be comparable with the current presentation.

	Consumer	Industrial	Total
	(in thousands)
Three months ended August 31, 2006
Net sales	$357,059	$306,036	$663,095
Restructuring charges	11,419	7,839	19,258
Operating income excluding restructuring charges	60,679	22,745	83,424
Income from unconsolidated operations	3,260	1,138	4,398

Three months ended August 31, 2005
Net sales	$333,457	$289,274	$622,731
Restructuring charges	—	—	—
Operating income excluding restructuring charges	57,983	20,917	78,900
Income from unconsolidated operations	3,780	791	4,571

	Consumer	Industrial	Total
	(in thousands)
Nine months ended August 31, 2006
Net sales	$1,051,877	$860,825	$1,912,702
Restructuring charges	41,454	24,190	65,644
Operating income excluding restructuring charges	155,692	53,109	208,801
Income from unconsolidated operations	13,557	2,885	16,442

Nine months ended August 31, 2005
Net sales	$1,017,972	$836,954	$1,854,926
Restructuring charges	442	188	630
Operating income excluding restructuring charges	163,199	45,441	208,640
Income from unconsolidated operations	11,387	2,442	13,829

The reconciliation of operating income excluding restructuring charges to operating income for the three and nine months ended August 31, 2006 and 2005 is as follows:

	Three months ended August 31, 2006	Three months ended August 31, 2005

Operating income excluding restructuring charges	$83,424	$78,900
Restructuring charges	19,258	—
Operating income	64,166	78,900

	Nine months ended August 31, 2006	Nine months ended August 31, 2005

Operating income excluding restructuring charges	$208,801	$208,640
Restructuring charges	65,644	630
Operating income	143,157	208,010

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the third quarter of 2006 rose to $663.1 million, an increase of 6.5% from the third quarter of 2005.  Pricing actions taken early in 2006 and higher volume driven by new products, higher sales of ethnic items including the recent acquisition of Simply Asia Foods and effective marketing programs contributed 4.8% and favorable foreign exchange rates added 1.7%.

Diluted earnings per share for the third quarter of 2006 were $0.32 compared to $0.35 for the third quarter of 2005.  Actions related to our restructuring program decreased diluted earnings per share by $0.10 in this period.  Also, beginning in the first quarter of 2006, we adopted SFAS No. 123(R), requiring stock-based compensation to be expensed.  As a result, we recorded $4.4 million of pre-tax compensation expense in selling, general and administrative expenses in the third quarter which reduced earnings per share by $0.02 in this period.  During the third quarter, higher sales and gross profit margin, net of an increase in operating expenses, added $0.05 to earnings per share.  Earnings per share was further increased by changes in income taxes which added $0.03, and a 2% reduction in diluted shares outstanding which added $0.01.

Sales for the nine months ended August 31, 2006 were $1,912.7 million, an increase of 3.1% from the same period last year.  Pricing actions taken early in 2006 and higher volume driven by new products, higher sales of ethnic items including products from a recent acquisition and effective marketing programs contributed 3.6%, while unfavorable foreign exchange rates reduced sales 0.5%.

Diluted earnings per share for the nine months ended August 31, 2006 were $0.88 compared to $0.91 for the same period last year. Actions related to our restructuring program, including the gain on the sale of unconsolidated operations, decreased diluted earnings per share by $0.13 in this period.  The impact of adopting SFAS No. 123(R) resulted in $18.1 million of pre-tax compensation expense in selling, general and administrative expenses which reduced earnings per share by an additional $0.09 in this period. Higher sales and gross profit margin, net of an increase in operating expenses added $0.13 to earnings per share. Earnings per share was further increased by changes in income taxes which added $0.04, and a 3% reduction in diluted shares outstanding which added $0.02.

For the nine months ended August 31, 2006, net cash flow from operating activities was $125.2 million compared to $133.9 million in the same period of 2005.  In this period, we used operating cash flow and additional borrowings to fund $102.6 million of business acquisitions, $88.0 million of share repurchases, $71.4 million of dividend payments and $56.6 million in net capital expenditures.  In the same period for 2005, we used operating cash flow and additional borrowings to fund $141.3 million of share repurchases, $64.8 million of dividend payments and $45.2 million of net capital expenditures.

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

In line with these changes, prior year segment results have been restated to be comparable with the current presentation.

CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in thousands)
Net sales	$357,059	$333,457	$1,051,877	$1,017,972
Operating income excluding restructuring charges	60,679	57,983	155,692	163,199

The Company began recording stock-based compensation expense in the first quarter of 2006.  Stock compensation expense recorded in the consumer business operating results was $2.9 million in the third quarter and $11.7 million in the nine months ended August 31, 2006.

For the third quarter of 2006, sales from our consumer business increased 7.1% compared to the same period in 2005.  Foreign exchange rates had a positive effect, increasing sales 2.0%.  Favorable pricing, new products and effective marketing programs and higher volumes of ethnic items added 2.8% to sales. As part of our growth strategy, we acquired Simply Asia Foods in late June, which contributed an additional 2.3% to sales.

In the Americas, sales increased 8.7% in the third quarter of 2006, compared to the third quarter of 2005, with 0.9% of the increase coming from favorable foreign exchange rates.  The acquisition of Simply Asia Foods added 3.5%.  The remaining increase of 4.3% was due in part to the U.S. pricing action taken early in 2006.  During the quarter, a number of product lines led to higher volumes.  These include our ethnic items, our new gourmet grinders and new Signature Blends, and even core items such as pepper and gravies. Sales of Zatarain’s were also up aided by the new Ready-to-Serve Complete Meals.

Third quarter 2006 sales in Europe increased 3.3% compared to the third quarter of 2005.  Favorable foreign exchange rates were responsible for a 4.9% increase in sales.  Offsetting this was a decline of 0.6% due to our decision to exit Finland earlier this year.  We also continue to see an impact from lower distribution in the Netherlands.  In the U.K., sales of Schwartz branded herbs and spices continues to be strong, but has been offset in part this year by weaker performance in dry seasoning mixes and some non-core wet products.  In France higher sales in 2006 have been led by core spice and seasoning products.  We have recently introduced a line of smaller sized and lower priced Ducros brand spices and herbs as an alternative to products found in non-grocery channels.  We continue to see a stabilization of competitive conditions for our spice category in France at this time.

In the Asia/Pacific region sales increased 7.2% in the third quarter of 2006 compared to the third quarter of 2005.  Of this increase, 0.6% was due to the impact of favorable foreign exchange rates.  The sales contribution from China was particularly strong this quarter.

For the nine months ended August 31, 2006, sales from McCormick’s consumer business increased 3.3% compared to the same period of 2005. Higher volume, price and product mix added 4.1%, while unfavorable foreign exchange rates reduced sales by 0.8%.

Third quarter 2006 operating income excluding restructuring charges for our consumer business increased $2.7 million compared to the same period of 2005. Included in this increase was a $2.9 million negative impact of stock-based compensation expense.  We also recorded higher accruals for incentive compensation expense due to higher profit levels this quarter as compared to a lower accrual for this expense at the same time last year.  Higher sales and significantly improved gross profit margin more than offset these factors.  Operating income margin excluding restructuring charges for the third quarter decreased to 17.0% compared to 17.4% in the third quarter last year.  These decreases were mostly the result of stock-based compensation expense recorded in the third quarter of 2006 of $2.9 million.

In the third quarter of 2006, $11.4 million of restructuring charges were recorded in the consumer business.  Charges include costs of our voluntary separation program in the U.S., the reduction of both administrative and plant personnel at other global locations and additional costs associated with accelerated depreciation related to the closure of the Salinas California manufacturing facility.

For the nine months ended August 31, 2006, operating income excluding restructuring charges for the consumer business decreased 4.6% compared to the same period of 2005.  Operating income margin excluding restructuring charges for the nine months ended August 31, 2006 decreased to 14.8% compared to 16.0% in the same period last year.  These decreases were mostly the result of stock-based compensation expense recorded in the nine months ended August 31, 2006 of $11.7 million.  As was the case in the third quarter, higher sales and significantly improved gross profit margin more than offset the increase in stock-based compensation and higher incentive compensation expense.  Through the nine months ended August 31, 2006, advertising and promotional expense as a percentage of sales have been at about the same level as the same period last year.  In the fourth quarter, we expect to spend advertising and promotional expense at a higher level than the same period last year to support the consumer brands.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in thousands)
Net sales	$306,036	$289,274	$860,825	$836,954
Operating income excluding restructuring charges	22,745	20,917	53,109	45,441

The Company began recording stock-based compensation expense in the first quarter of 2006.  Stock compensation expense recorded in the industrial business operating results was $1.6 million in the third quarter and $6.4 million in the nine months ended August 31, 2006.

For the third quarter of 2006, sales for our industrial business increased 5.8% compared to the same period in 2005, including a favorable foreign exchange rate impact of 1.3%.  This increase was driven primarily by higher volumes related to new product introductions.  The reduction of certain low margin business reduced sales approximately 1.5%.  The sales increase in the Americas and Europe was partially offset by lower sales in the Asia/Pacific region.

In the Americas, industrial sales increased 5.5% in the third quarter of 2006 compared to the same period in 2005, with 0.6% from favorable foreign exchange rates.  In this region, customer and product rationalization reduced sales approximately 1.5%.  An increase of 6.4% for the quarter reflects higher sales to strategic customers.  Sales to food manufacturers led this increase with particular strength in snack seasoning sales, and new flavors for beverages and other consumer products.  Through food service distributors we increased sales to both quick service and casual dining restaurants during the quarter.  Sales of our seasoning and coating systems for chicken were especially strong. We also benefited from a price increase implemented earlier in 2006 for products sold to food service distributors.

In Europe, industrial sales increased 11.7% in the third quarter of 2006 compared to the same period of 2005, which included a favorable foreign exchange rate impact of 3.2%.  Some of the same types of products as in the Americas drove the increase in Europe, including snack seasonings and products to flavor chicken sold through the food service channel.  In this region, customer and product rationalization reduced sales approximately 2.0%.

In the Asia/Pacific region, industrial sales declined 5.1% in the third quarter of 2006 compared to the third quarter of 2005.  Favorable foreign exchange rates increased sales 2.0%.  The main reason for this decline is the discontinued supply of certain low margin products in Australia, which began in the first quarter.  In China, we have continued to grow sales to both food service customers and food manufacturers.  While industrial sales in the Asia/Pacific region were down in the first nine months of 2006, operating income was up due to a more positive mix of products sold.

For the nine months ended August 31, 2006, total industrial sales increased 2.9% compared to the same period last year, with 3.0% from favorable pricing, product mix and volumes and 0.1% of unfavorable foreign exchange rates.  The reduction of certain low margin business reduced sales approximately 1.0%.

In the third quarter of 2006, industrial business operating income excluding restructuring charges increased $1.8 million compared to the third quarter of 2005.  Stock-based compensation of $1.6 million was recorded in the third quarter of 2006 with no corresponding expense in 2005.  Operating income in the third quarter was driven by higher sales and gross profit margin, only partially offset by stock-based compensation and higher incentive compensation accruals due to the higher profit level.  Operating income margin excluding restructuring charges for the third quarter increased to 7.4% compared to 7.2% in the comparable period last year.

In the third quarter of 2006, $7.8 million of restructuring charges were recorded in the industrial business.  Charges include costs of the closure of a plant in Scotland, our voluntary separation program in the U.S. and the reduction of both administrative and plant personnel at other global locations.

For the nine months ended August 31, 2006, operating income excluding restructuring charges for the industrial business increased 16.9% compared to the same period of 2005.  Operating income margin excluding restructuring charges for the nine months ended August 31, 2006 increased to 6.2% compared to 5.4% in the comparable period last year.  The increase is primarily the result of the factors discussed above, partially offset by stock-based compensation expense recorded in 2006 of $6.4 million and higher incentive compensation.  In addition, in the first half of 2005, the industrial business was negatively impacted by a supply of high cost vanilla beans.

RESULTS OF OPERATIONS - COMPANY

Gross profit margin (gross profit as a percentage of sales) for the third quarter of 2006 increased to 40.6% compared to 39.1% in the same period last year.  The increase is attributable to cost reductions and a more favorable product mix.  Gross profit margin for the nine months ended August 31, 2006 was 39.7% compared to 38.4% for the same period last year.  Pricing actions were taken early in 2006 to offset the higher costs of energy, benefits and certain materials.  In the first half of 2005, gross profit margin was negatively impacted by higher costs of vanilla and an operational accounting adjustment related to our European industrial operations in the U.K.  In addition to an improvement in vanilla margins for our industrial business, we are benefiting from our cost savings initiatives and the elimination of certain lower margin business.

Selling, general and administrative expenses increased in the third quarter of 2006 compared to the same period of the prior year in dollars and as a percentage of net sales.  Selling, general and administrative expenses as a percentage of sales increased to 28.3% in the third quarter of 2006 from 26.4% in the comparable period of the prior year.  This increase included the recognition of stock-based compensation expense ($4.4 million for the third quarter and $18.1 million for nine months ended August 31, 2006) in accordance with the adoption of SFAS 123(R) effective

December 1, 2005. In addition, our incentive compensation increased in line with our improved operating results.  For the nine months ended August 31, 2006, selling, general and administrative expenses as a percentage of sales increased to 29.1% from 27.2% as a result of the same items noted above, plus we incurred SAP implementation costs in Europe during the first half of the year.  Through the nine months ended August 31, 2006, advertising and promotional expense as a percentage of sales have been at about the same level as the same period last year.  In the fourth quarter, we expect to spend advertising and promotional expense at a higher level than the same period last year to support the consumer brands.

Interest expense increased in the third quarter of 2006 and for the nine months ended August 31, 2006 by $1.5 million and $3.7 million, respectively, compared to the same periods last year due to higher average short-term borrowing rates and slightly higher average debt balances.

The effective tax rate for the third quarter of 2006 was 26.1% versus 33.8% for the third quarter of 2005.  The effective tax rate for the third quarter of 2006 includes $3.5 million of tax benefit related to the resolution of an international tax audit.  The effective tax rate for nine months ended August 31, 2006 includes the same favorable tax audit resolution plus $0.6 million of additional tax benefits related to the closure of a manufacturing facility in Finland.  Excluding the effect of these additional tax benefits, the effective tax rate for fiscal year 2006 is estimated to be 32%.

Income from unconsolidated operations for the third quarter of 2006 decreased by $0.2 million to $4.4 million compared to the same period in 2005.  For the nine months ended August 31, 2006, income from unconsolidated operations increased by $2.6 million to $16.4 million compared to the same period in 2005.  This improvement was primarily driven by higher sales and higher income from our joint venture in Mexico. Strong mayonnaise sales and moderate soybean oil prices contributed to the continued improved performance in this joint venture.

RESTRUCTURING CHARGES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs.  At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements.  These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005.  As part of this plan, over a three-year period, we will consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. In addition, for the industrial business, we will reallocate resources to key customers and take pricing actions on lower volume products to meet new margin targets.  A new business-wide forecasting process is being installed and the use of technology will be accelerated to monitor and manage the business.  Through 2008, these actions are intended to reduce the number of industrial business customers and products in the U.S. by approximately 25%.  Sales related to these customers and products represent approximately 2-5% of industrial business sales in the U.S.  As these sales have minimal profit, this reduction is expected to lead to higher margins. These reductions will also lead to the consolidation of certain manufacturing facilities.

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

Total pre-tax charges under this restructuring plan are estimated to be $110-$130 million with approximately 65% related to the consumer segment and 35% related to the industrial segment.  We originally estimated pre-tax charges of $130-$150 million under this program.  However, after considering the $33.7 million pre-tax gain on our Signature investment and other refinements to the estimates, we now anticipate pre-tax charges of $110-$130 million for this program.  Of these charges, we expect that approximately $80-$90 million will consist of severance and other personnel costs and approximately $35-$40 million of other exit costs.  Asset write-offs are expected to be approximately $30-$35 million, offset by the gain on our Signature investment of $34 million.  In the fourth quarter of 2005, $10.7 million ($7.2 million after tax) of charges were recorded, of which $10.5 million related to our consumer business.  These charges included certain severance costs associated with the closing of our manufacturing plant in Salinas, California, closing costs for a small plant in Belgium and costs associated with reorganization of the sales and distribution networks in the U.S. and Europe.  Following the $10.7 million charge recorded in 2005, we expect to record up to $50 million during the 2006 fiscal year.  The remaining portion will be incurred approximately 65% in 2007 and 35% in 2008.  For the total plan, the cash related portion of the charges will be approximately $85-$100 million, of which approximately $50 million will be spent in 2006.  We intend to fund this spending through internally generated funds.  A significant portion of the cash expenditures will be related to employee severance.  The actions being taken pursuant to the restructuring plan are expected to reduce our global workforce by 800-1,000 over the three-year period.  Of the expected global workforce reduction of 800-1,000 employees, approximately 650 employees have been notified, of which the majority are expected to leave in fiscal 2006.

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

In the second quarter of 2006, we exchanged the remaining 49% share of DPI for our 50% ownership investment in Signature.  In addition, we received $20.0 million in cash with this transaction.  There was a purchase price adjustment which was settled in the third quarter of 2006 whereby we paid $10.8 million in cash to Hero A.G.  Of the total purchase price adjustment, $6.8 million was attributable to DPI and $4.0 million was attributable to Signature.

In recording this transaction, we valued both the investment received and the investment given at their fair value.  On the redemption of our Signature investment, the fair value of our investment was $56.0 million as compared to our book value of this unconsolidated subsidiary of $21.7 million.  After consideration of disposition costs of $0.6 million and taxes of $7.2 million, we recorded a net after-tax gain of $26.5 million which is shown on the line entitled “Gain on sale of unconsolidated operations” in our income statement.  On the acquisition of the 49% minority interest of DPI, the fair value of this interest was assessed at $40.0 million. Since this business was consolidated, the book value of this 49% interest was shown as $29.9 million of minority interest on our balance sheet.  After consideration of acquisition costs of $0.7 million and the purchase price adjustment attributable to DPI of $6.8 million, we preliminarily allocated $17.7 million to goodwill.  The impact of this exchange, excluding the $26.5 million gain, on our ongoing sales and net income is expected to be neutral.

In the third quarter of 2006, in connection with the exiting of an unconsolidated joint venture in Asia, we recorded a net gain of $0.3 million, after tax.

These actions are part of our plan to simplify our joint venture structure under the restructuring program and focus on those areas we believe have strong growth potential.

Other Restructuring Costs — During the three and nine months ended August 31, 2006, we recorded restructuring charges of $19.3 million ($13.5 million after tax) and $65.6 million ($44.0 million after tax), respectively.  The costs recorded during 2006 primarily include severance costs and special early retirement benefits, asset write-downs and other exit costs.  For the nine months ended August 31, 2006, these expenses were classified in restructuring charges ($59.2 million) and cost of goods sold ($6.4 million) in the income statement.  Actions to date include severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S.; closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia, Scotland and Finland; and the reduction of both administrative and plant personnel at other global locations.  Through the nine months ended August 31, 2006, $26.2 million in cash has been spent on restructuring charges under the restructuring plan. This is offset by the $9.2 million in net cash received from the sale of Signature referred to above.  From inception of the project in November 2005, $27.7 million in cash has been spent on restructuring charges under the 2005 restructuring plan, also offset by the $9.2 million in net cash received from the sale of Signature.

In our income statement, restructuring charges under this program are displayed in three line items.  The gain related to our disposition of Signature and an Asian joint venture as described under joint venture transactions is on the line entitled “Gain on sale of unconsolidated operations”.  Other restructuring costs are included in restructuring charges and cost of goods sold.

HURRICANE KATRINA

In the fourth quarter of 2005, our Zatarain’s facility in Gretna, Louisiana was impacted by Hurricane Katrina.  Zatarain’s has transitioned many of its displaced operations back to the Gretna, Louisiana facility. Because of this continuing transition, we are still experiencing higher costs from co-packers which are expected to taper off during the remainder of 2006.  Despite this situation, Zatarain’s was able to launch a major new product initiative and increase sales in the third quarter and nine months ended August 31, 2006 compared to the same periods in 2005.  We are working with our insurance carriers regarding possible reimbursement of costs.  During the year we received a partial reimbursement for certain costs already incurred (primarily property damage related) and will continue to pursue additional reimbursement for business interruption costs.  We are unable to predict if we will receive any additional reimbursement or other payments.  Consequently, we have not recorded a receivable for these potential claims as of August 31, 2006.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We manage our foreign currency exchange rate exposure by entering into forward and option foreign currency exchange contracts.  The fair value of our portfolio of forward and option contracts included an unrealized loss of $0.6 million as of August 31, 2006, compared to unrealized losses of $0.9 million as of August 31,

2005 and $0.6 million as of November 30, 2005. The notional value of our portfolio of forward and option contracts was $34.1 million as of August 31, 2006, compared to the $37.2 million notional value as of August 31, 2005 and the $24.0 million notional value as of November 30, 2005. The increase in notional value since November 30, 2005 is primarily due to an increase in foreign exchange contracts covering Euro and British pound sterling exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements.  In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt.  As of August 31, 2006, we had a total of $225 million, notional value, of interest rate swap contracts outstanding.

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus .05%. We designated these swaps, which expire on December 15, 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% fixed rate senior notes maturing on December 15, 2015.  As of August 31, 2006, the fair value of this swap contract was an unrealized loss of $0.3 million, which is offset by a corresponding decrease in value of the hedged debt.  Any unrealized gain or loss on this swap will be offset by a corresponding increase or decrease in value of the hedged debt.  No hedge ineffectiveness is recognized as the interest rate swap’s provisions match the applicable provisions of the debt.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2006, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2005.

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

Due to the cyclical nature of the business, we generate much of our cash flow in the fourth quarter of the fiscal year.  In the statement of cash flows, net cash from operating activities was $125.2 million for the nine months ended August 31, 2006 compared to $133.9 million for the nine months ended August 31, 2005.  The decrease in operating cash flow is primarily the result of an increase in inventories attributable to build-up in anticipation of production transfer from facilities that will be closed, as well as increased purchases of certain raw materials, offset by an increase in accrued liabilities when compared to the same period last year.  In the first nine months of fiscal 2006 operating cash flow includes a cash outflow of $17.0 million related to the restructuring plan.  Operating cash flow in the last quarter of 2006 will be more adversely affected by the restructuring plan, which is described above.

Net cash flow used in investing activities was $150.0 million for the nine months ended August 31, 2006 compared to $45.2 million in the same period last year.  This increase is due to $102.6 million in cash used for acquisitions of businesses for the purchases of Simply Asia Foods ($97.6 million) and a joint business venture in South Africa ($5.0 million).  See Footnote 2 of the condensed consolidated financial statements for additional information.  We also spent $56.6 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in the first nine months of fiscal 2006 compared to $45.2 million for the same period in 2005.  Net capital expenditures for the fiscal year 2006 are expected to be approximately $90 million which is higher than the preceding two years due to the anticipated capital expenditures under our restructuring plan.

Net cash flow provided by (used in) financing activities was $22.6 million for the nine months ended August 31, 2006 compared to ($107.7) million for the same period last year.  This significant change in cash provided by (used in) financing activities when compared to the prior year is primarily due to $300 million in senior notes issued in fiscal year 2006 (see Footnote 9 of the condensed consolidated financial statements for additional information) and a decrease in the number of shares of common stock purchased by us pursuant to our share repurchase plan.  We have acquired 2.6 million shares of our common stock for $88.0 million in 2006 under our share repurchase plan compared to 4.0 million shares for $141.3 million in 2005.  As of August 31, 2006, $274.1 million remained of the $400 million authorization. In the absence of an acquisition or other unanticipated need for cash, we expect to spend approximately $42.0 million to repurchase shares during the fourth quarter of 2006, bringing our share repurchase for the total year to approximately $130.0 million.  During the nine months ended August 31, 2006, we received proceeds of $34.1 million from exercised options compared to $41.1 million in the same period in the prior year.  We increased dividends paid by 10.2% to $71.4 million for the nine months ended August 31, 2006 compared to $64.8 million in the same period last year.  Dividends paid in the first quarter of 2006 were declared on November 22, 2005.  During the nine months ended August 31, 2006, we issued $300 million of senior notes and used the proceeds to repay $197.6 million of long-term debt and to fund the $97.6 million asset purchase of Simply Asia Foods.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 43.9% as of August 31, 2006, down from 44.8% at August 31, 2005 and up from 40.7% at November 30, 2005.  The increase in debt levels from the issuance of senior notes in fiscal 2006 caused the increase in debt-to-total capital compared to November 30, 2005.  When compared to August 31, 2005, the increase in capital due to the favorable foreign currency effect on equity is causing the decrease in debt-to-total capital. During a quarter, our short-term debt varies.  However, it is usually lower at the end of a quarter.  The average short-term borrowings outstanding for the nine months ended August 31, 2006 and 2005 was $264.2 million and $294.4 million, respectively.  Total average debt outstanding for the nine months ended August 31, 2006 and 2005 was $806.6 million and $794.1 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods.  At August 31, 2006, the exchange rates for the Euro, British pound sterling and Canadian dollar were higher than the same period last year.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $8 million, inventory of approximately $6 million, goodwill of approximately $20 million and other comprehensive income of approximately $42 million since August 31, 2005.  Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $17 million, inventory of approximately $10 million, goodwill of approximately $41 million and other comprehensive income of approximately $79 million since November 30, 2005.

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

For the three and nine months ended August 31, 2006, we recognized $4.4 million and $18.1 million, respectively, of stock-based compensation expense in selling, general and administrative expense.  The amount recorded in the nine-month period includes $5.1 million for expenses associated with grants in 2006 to individuals who were eligible for retirement on or before the grant date (no such expense was incurred for the third quarter of 2006). Additionally, during three and nine months ended August 31, 2006, we recognized $1.3 million and $2.4 million, respectively of stock-based compensation expense in restructuring charges.  This expense is for the acceleration of vesting, in accordance with the provisions of the award, for employees who are terminated pursuant to the restructuring plan and, therefore, are part of our severance charges (see Note 4).  No stock-based compensation expense was charged against income in the prior years as we applied the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options in excess of the compensation expense recognized for those options be reflected in the statement of cash flows as cash from financing activities.  Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as cash from operations.  The prior year statement of cash flows has not been restated.  The excess tax benefit from the exercise of options was $6.0 million during the nine months ended August 31, 2006, and $11.2 million during the nine months ended August 31, 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income).  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt for our fiscal year ending November 30, 2008. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 is effective no later than the end or our 2006 fiscal year. We do not expect that there will be a material effect upon adoption of this interpretation.

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

ITEM 4   CONTROLS AND PROCEDURES

Based on our evaluation as of August 31, 2006, the Chairman, President & Chief Executive Officer and the Executive Vice President, Strategic Planning & Chief Financial Officer, have concluded that our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective based upon the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2006 to June 30, 2006	CS — 0	$0.00	0	$292.4 million
	CSNV — 276,625	$33.69	276,625
July 1, 2006 to July 31, 2006	CS — 96,721	$34.62	96,721	$282.1 million
	CSNV — 201,112	$34.48	201,112
August 1, 2006 to August 31, 2006	CS — 73,481	$35.98	73,481	$274.1 million
	CSNV — 148,500	$35.69	148,500
Total	CS — 170,202	$35.21	170,202	$274.1 million
	CSNV — 626,237	$34.42	626,237

In June 2005, the Board of Directors approved $400 million to repurchase shares. As of August 31, 2006, $274.1 million remained of the $400 million authorization. In the absence of an acquisition or other unanticipated need for cash, we expect that we will complete all of our available purchases under this authorization by the end of fiscal year 2007.

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

(i)

Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein. Amendment Number 1 to the Supplemental Executive Retirement Plan, effective January 1, 2005, which agreement is incorporated by reference from Exhibit 10(iv) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005. *

(ii)

The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of the Registrant’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)

The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)

The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.*

(v)

2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)

2004 Directors’ Non-Qualified Stock Option Plan, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)

Directors’ Share Ownership Program, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth on page 28 of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)

Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of the Registrant’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(ix)

2005 Deferred Compensation Plan, effective January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 10(xii) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.

(x)

The 2005 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 16, 2005, as filed with the Securities and Exchange Commission on February 16, 2005, and incorporated by reference herein.*

(xi)

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

*                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: October 5, 2006	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic Planning & Chief Financial Officer

Date: October 5, 2006	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller