Form 10-K
period 2006-11-30
MCCORMICK & CO INC
filed 2007-01-29
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates.  The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2006: $285,001,059

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2006: $4,039,740,055

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Check one:

Large accelerated filer   ☒          Accelerated filer   ☐          Non-accelerated filer   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	13,359,983	December 29, 2006
Common Stock Non-Voting	116,826,715	December 29, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders	Part I, Part II
Registrant’s Proxy Statement dated February 16, 2007	Part III

PART I

As used herein, the “Registrant” means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

Item 1.  Business

The Registrant, a diversified specialty food company, is a global leader in the manufacture, marketing and distribution of spices, herbs, seasoning blends and other flavors to the entire food industry. The Registrant was formed in 1915 under Maryland law as the successor to a business established in 1889.

The Registrant operates in two business segments: consumer and industrial. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades and specialty foods to the consumer food market under a variety of brands, including “McCormick,” “Zatarain’s,” “Simply Asia” and “Thai Kitchens” in the US, “Ducros,” “Vahine” and “Silvo” in continental Europe, “Club House” in Canada and “Schwartz” in the U.K. The industrial segment sells seasoning blends, natural spices and herbs, wet flavors, coating systems and compound flavors to food manufacturers and the food service industry, served both directly and indirectly through distributors.

Please refer to pages 18 and 19, of the Registrant’s Annual Report to Stockholders for 2006 for descriptions of our consumer and industrial businesses, and pages 7 through 13, of the Registrant’s Annual Report to Stockholders for 2006 for a discussion of growth initiatives for the business. Such pages of the Registrant’s Annual Report to Stockholders for 2006 are incorporated herein by reference.

For financial information about the Registrant’s business segments, please refer to pages 20 through 24, “Management’s Discussion and Analysis,” and Note 15, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 55 and 56 of the Annual Report to Stockholders for 2006, which pages are incorporated herein by reference.

Raw Materials

The most significant raw materials to the Registrant are cheese, pepper, capsicums, garlic, onion and vanilla.  Pepper, vanilla beans and other spices and herbs are generally sourced from countries other than the United States. Others, like onion, are primarily sourced from within the United States. The Registrant is not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they may be subject to price volatility caused by weather and other unpredictable factors.  The Registrant responds to this volatility in a number of ways including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments.

Customers

The Registrant’s products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are resold to consumers through retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under a variety of brands.  In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by food service customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food manufacturers and the food service industry, which are supplied both directly and through distributors.

The Registrant has a large number of customers for its products.  No single customer accounted for 10% or more of consolidated net sales in 2006.  Sales to the Registrant’s five largest customers represented approximately 29.6% of consolidated net sales.

The dollar amount of backlog orders of the Registrant’s business is not material to an understanding of the Registrant’s business, taken as a whole.  No material portion of the Registrant’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Trademarks, Licenses and Patents

The Registrant owns a number of trademark registrations.  Although in the aggregate these trademarks may be material to the Registrant’s business, the loss of any one of those trademarks, with the exception of the Registrant’s “McCormick,” “Club House,” “Ducros,” “Schwartz,” “Vahine” and “Zatarain’s” trademarks, would not have a material adverse effect on the Registrant’s business. The “McCormick” trademark is extensively used by the Registrant in connection with the sale of virtually all of the Registrant’s food products worldwide. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as the Registrant deems them to be useful.

The Registrant has entered into a number of license agreements authorizing the use of its trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a material adverse effect on the Registrant’s business.  The term of the license agreements is generally three to five years or until such time as either party terminates the agreement.  Those agreements with specific terms are renewable upon agreement of the parties.

The Registrant owns various patents, but they are not viewed as material to the Registrant’s business.

Seasonal Nature of Business

Due to seasonal factors inherent in the business, the Registrant’s sales, income and cash from operations generally are lower in the first two quarters of the fiscal year, increase in the third quarter and are significantly higher in the fourth quarter. The seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital

In order to meet increased demand for its consumer products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper.  For a description of the Registrant’s liquidity and capital resources, see Note 7 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 49 and 50 of the Registrant’s Annual Report to Stockholders for 2006, which page is incorporated by reference, and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis” on pages 24 through 26 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference.

Competition

The Registrant is a global leader in the manufacture and sale of spices, herbs, extracts, seasoning blends and flavorings and competes in a geographic market that is international and highly competitive. For further discussion, see pages 18 and 19 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference.

Research and Development

Many of the Registrant’s products are prepared from confidential formulae developed by its research laboratories and product development teams. Expenditures for research and development were $43.6 million in 2006, $43.1 million in 2005 and $39.3 million in 2004. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on the Registrant’s business. There were no material capital expenditures for environmental control facilities in 2006 and there are no material expenditures planned for such purposes in 2007.

Employees

The Registrant had approximately 7,500 employees worldwide as of December 31, 2006. The Registrant believes its relationship with employees to be good. The Registrant has no collective bargaining contracts in the United States. At the Registrant’s foreign subsidiaries, approximately 840 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information About Geographic Locations

For information on the net sales and long-lived assets of the Registrant, see Note 15, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 55 and 56 of the Annual Report to Stockholders for 2006, and the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 29 through 31 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference.

Foreign Operations

The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately 38% of sales in 2006 were from international operations.

Forward-Looking Information

For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 34 of the Registrant’s Annual Report to Stockholders for 2006, which page is incorporated by reference.

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

Item 1A.  Risk Factors

The following are certain risk factors that could affect the Registrant’s business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Registrant’s common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that are highlighted here are not the only ones that the Registrant faces.  If any of the risks actually occur, the Registrant’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of the Registrant’s securities could decline, and you may lose all or part of your investment.

Price Fluctuations In The Raw Material Markets May Negatively Impact Us.

The Registrant purchases certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. The most significant raw materials are cheese, pepper, capsicums, garlic, onion and vanilla. While future movements of raw material costs are uncertain, the Registrant responds to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. The Registrant has not used derivatives to manage the volatility related to this risk.  Any actions the Registrant may take in response to price fluctuations may not effectively limit or eliminate its exposure to a decline in operating results due to changes in raw material prices. Therefore, the Registrant cannot assure you that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.

Fluctuations In The Foreign Currency Markets May Negatively Impact Us.

The Registrant is exposed to fluctuations in foreign currency cash flows primarily related to raw material purchases. The Registrant is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Additionally, the Registrant is exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the functional currencies of our major markets (Euro, British pound sterling, Canadian dollar, Australian dollar, Mexican peso and Chinese renminbi). On occasion, the Registrant may enter into forward and option contracts to manage these foreign currency risks. However, these contracts may not effectively limit or eliminate the Registrant’s exposure to a decline in operating results due to foreign currency translation. Therefore, the Registrant cannot assure you that future exchange rate fluctuations will not have a negative impact on its business, financial position or operating results.

Increases In Interest Rates May Negatively Impact Us.

The Registrant had total outstanding short-term borrowings of approximately $80.8 million at an average interest rate of approximately 5.5% on November 30, 2006. The Registrant’s policy is to manage our interest costs using a mix of fixed and variable rate debt. The Registrant also uses interest rate swaps to achieve a desired proportion of fixed and variable rate debt. The Registrant utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate exposures that exist as part of its ongoing business operations. The Registrant does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instrument. The Registrant’s use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, its use of these instruments may not effectively limit or eliminate its exposure to a decline in operating results due to changes in interest rates. Therefore, the Registrant cannot assure you that future interest rate increases will not have a material negative impact on its business, financial position or operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Registrant’s principal executive offices and primary research facilities are owned and are located in suburban Baltimore, Maryland.

The following is a list of the Registrant’s principal manufacturing properties, all of which are owned except for the facilities in Commerce and Union City, California and Melbourne, Australia which are leased:

United States

Atlanta, Georgia — industrial

Commerce, California — consumer

Dallas, Texas — industrial

Hunt Valley, Maryland — consumer and industrial (3 principal plants)

New Orleans, Louisiana — consumer

South Bend, Indiana — industrial

Union City, California — consumer

Canada

London, Ontario — consumer and industrial

Mexico

Cuautitlan de Romero Rubio, Mexico — industrial

United Kingdom

Haddenham, England — consumer and industrial

Littleborough, England — consumer and industrial

France

Carpentras — consumer and industrial

Monteux — consumer (2 principal plants)

The Netherlands

Papendrecht — consumer

Australia

Melbourne — consumer and industrial

China

Guangzhou — consumer and industrial

Shanghai — consumer and industrial

In addition to distribution facilities and warehouse space available at its manufacturing facilities, the Registrant leases regional distribution facilities in Belcamp, Maryland, Salinas, California, and Dallas, Texas and owns a distribution facility in Monteux, France.  The Registrant also owns, leases or contracts other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution and administrative functions.

The Registrant believes its plants are well maintained and suitable for their intended use. The Registrant further believes that these plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and additional growth. Many additions and improvements have been made to these facilities over the years and the plants’ manufacturing equipment includes equipment of the latest type and technology.

Item 3.  Legal Proceedings

There are no material pending legal proceedings in which the Registrant or any of its subsidiaries is a party or in which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of Registrant’s fiscal year 2006 to a vote of security holders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has disclosed in Note 17, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 57 of the Registrant’s Annual Report to Stockholders for 2006, which page is incorporated by reference, the information relating to the market price and dividends paid on the Registrant’s classes of common stock. The market price of the Registrant’s common stock at the close of business on December 29, 2005 was $38.60 for the Common Stock and $38.56 for the Common Stock Non-Voting.

The Registrant’s Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange. The approximate number of holders of Common Stock of the Registrant based on record ownership as of December 29, 2006 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	10,500

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2006 to	CS — 109,516	$37.18	CS — 109,516	$247.1 million
September 30, 2006	CSNV — 621,484	$36.99	CSNV — 621,484

October 1, 2006 to	CS — 74,403	$37.46	CS — 74,403	$239.6 million
October 31, 2006	CSNV — 126,231	$37.33	CSNV — 126,231

November 1, 2006 to	CS — 0	$0	CS — 0	$206.1 million
November 30, 2006	CSNV — 886,500	$37.67	CSNV — 886,500

Total	CS — 183,919	$37.29	CS — 183,919	$206.1 million
	CSNV — 1,634,215	$37.38	CSNV — 1,634,215

Note:        In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization.  As of November 30, 2006, $206.1 million remained of the $400 million authorization.  This amount is expected to be sufficient for 2007 share repurchases.

Item 6.  Selected Financial Data

This information is set forth on the line items titled “Net sales,” “Net income from continuing operations,” “Earnings per share — Diluted — Continuing operations,” “Common dividends declared,” “Long-term debt” and “Total assets” in the “Historical Financial Summary” on page 58 of the Registrant’s Annual Report to Stockholders for 2006, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 42 through 44 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth in “Management’s Discussion and Analysis” on pages 18 through 34 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 29 through 31 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference, and in Note 8 “Financial Instruments” on pages 50 and 51 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 38 through 57 of the Registrant’s Annual Report to Stockholders for 2006, which pages are incorporated by reference. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on pages 36 and 37 of the Registrant’s Annual Report to Stockholders for 2006, which page is incorporated by reference. The supplemental schedule for 2004, 2005 and 2006 is included on page 15 of this Report on Form 10-K.

The unaudited quarterly data is included in Note 17, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 57 of the Registrant’s Annual Report to Stockholders for 2006, which page is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Registrant maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Registrant’s principal executive officer and principal financial officer evaluated as of November 30, 2006 the effectiveness of this system of disclosure controls and procedures, and have concluded that such disclosure controls and procedures were effective as of such date.

Internal Control over Financial Reporting

Management’s report on the Registrant’s internal controls over financial reporting and the report of the Registrant’s Independent Registered Public Accounting Firm on internal controls over financial reporting are included on pages 36 and 37 of the Registrant’s Annual Report to Stockholders for 2006, which page is incorporated by reference.  No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f)) during the last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Registrant’s Chief Executive Officer filed a certification with the NYSE on April 20, 2006 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information responsive to this item is set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for 2007, incorporated by reference herein, to be filed within 120 days after the end of the Registrant’s fiscal year (the “2007 Proxy Statement”).

In addition to the executive officers described in the Registrant’s Proxy Statement for 2007 incorporated by reference in Item 10 of this Report, the following individuals are also executive officers of the Registrant: Paul C. Beard, Kenneth A. Kelly, Jr., Charles T. Langmead, Robert W. Skelton and Karen D. Weatherholtz.

Mr. Beard is 52 years old and has held the following positions with the Registrant: March 2002 to present — Vice President, Finance & Treasurer; January 2000 to March 2002 — Vice President & General Manager, Global Restaurant Division.

Mr. Kelly is 52 years old and has held the following positions with the Registrant: February 2000 to present — Vice President, Controller.

Mr. Langmead is 49 years old and has held the following positions with the Registrant:  September 2005 to present — President, U.S. Industrial Group; February 2002 to September 2005 — Vice President & General Manager, Food Service & Global Restaurant Divisions; April 1999 to February 2002 — Vice President & General Manager, Food Service Division.

Mr. Skelton is 59 years old and has held the following positions with the Registrant: November 2002 to present — Senior Vice President, General Counsel & Secretary; June 1997 to November 2002 — Vice President, General Counsel & Secretary.

Ms. Weatherholtz is 56 years old and has held the following positions with the Registrant: November 1999 to present — Senior Vice President, Human Relations.

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

Item 11.  Executive Compensation

Information responsive to this item is incorporated herein by reference to the sections titled “Report on Executive Compensation,” “Summary Compensation Table,” “Compensation of Directors,” “Pension Plan Table,” “Stock Options — Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Equity Compensation Plan Information,” “Mid-Term Incentive Plan” and “Performance Graph — Shareholder Return” in the Registrant’s 2007 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the Registrant’s 2007 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information responsive to this Item is incorporated herein by reference to the section entitled “Independence of Directors” in the Registrant’s 2007 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the Registrant’s 2007 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.             The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 15 of this Report.

2.             The financial statement schedule required by Item 8 of this Form 10-K which is listed in the Table of Contents appearing on page 15 of this Report.

3.             The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 17 and 18 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ Robert J. Lawless	Chairman & Chief	January 29, 2007
	Robert J. Lawless	Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ Robert J. Lawless	Chairman & Chief	January 29, 2007
	Robert J. Lawless	Executive Officer

Principal Financial Officer:

By:	/s/ Francis A. Contino	Executive Vice	January 29, 2007
	Francis A. Contino	President — Strategic Planning & Chief Financial Officer

Principal Accounting Officer:

By:	/s/ Kenneth A. Kelly, Jr.	Vice President &	January 29, 2007
	Kenneth A. Kelly, Jr.	Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ Barry H. Beracha	January 23, 2007
Barry H. Beracha

/s/ James T. Brady	January 23, 2007
James T. Brady

/s/ John P. Bilbrey	January 23, 2007
John P. Bilbrey

/s/ Francis A. Contino	January 23, 2007
Francis A. Contino

/s/ J. Michael Fitzpatrick	January 23, 2007
J. Michael Fitzpatrick

/s/ Freeman A. Hrabowski, III	January 23, 2007
Freeman A. Hrabowski, III

/s/ Robert J. Lawless	January 23, 2007
Robert J. Lawless

/s/ Michael D. Mangan	January 23, 2007
Michael D. Mangan

/s/ Margaret M. V. Preston	January 23, 2007
Margaret M. V. Preston

/s/ William E. Stevens	January 23, 2007
William E. Stevens

/s/ Karen D. Weatherholtz	January 23, 2007
Karen D. Weatherholtz

TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant’s 2005 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Income Statement for the years ended November 30, 2006, 2005 & 2004

Consolidated Balance Sheet, November 30, 2006 & 2005

Consolidated Cash Flow Statement for the years ended November 30, 2006, 2005 & 2004

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2006, 2005 & 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Included in Part IV of this Annual Report:

Supplemental Financial Schedule:

II  — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2006 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2006 is being furnished with this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS) (1)

Column A	Column B	Column C	Column D	Column E

Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year

Year ended November 30, 2006 Allowance for doubtful receivables	$5.4	$1.5	$1.0	$5.9
Year ended November 30, 2005 Allowance for doubtful receivables	$6.7	$0.3	$1.6	$5.4
Year ended November 30, 2004 Allowance for doubtful receivables	$6.3	$1.2	$0.8	$6.7

Notes:

(1)             The table excludes discontinued operations.

EXHIBIT INDEX

Exhibit Number	Description

(3) Articles of Incorporation and By-Laws

Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

By-Laws of McCormick & Company, Incorporated Restated and Amended on June 27, 2006	Incorporated by reference from Exhibit 3(i) of the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2006.

(4) Instruments defining the rights of security holders, including indentures

(i)	See Exhibit 3 (Restatement of Charter)

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

(iv)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated December 1, 2005, as filed with the Securities and Exchange Commission on December 6, 2005.

(v)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated July 10, 2006, as filed with the Securities and Exchange Commission on July 13, 2006.

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

(21) Subsidiaries of the registrant Attached.

(23) Consents of experts and counsel Attached.

(31) Rule 13a-14(a)/15d-14(a) Certifications Attached.

(32) Section 1350 Certifications Attached.

*                    Management contract or compensatory plan or arrangement.