Form 10-Q
period 2007-02-28
MCCORMICK & CO INC
filed 2007-04-06
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2007

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2007
Common Stock	13,362,192
Common Stock Non-Voting	117,299,498

PART I — FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in thousands except per share amounts)

	Three Months Ended February 28,
	2007	2006

Net sales	$652,639	$609,701
Cost of goods sold	388,287	370,616

Gross profit	264,352	239,085

Selling, general and administrative expense	190,637	181,628
Restructuring charges	7,364	33,164

Operating income	66,351	24,293

Interest expense	13,853	12,863
Other income, net	1,843	1,147

Income from consolidated operations before income taxes	54,341	12,577

Income taxes	15,989	4,025

Net income from consolidated operations	38,352	8,552

Loss on sale of unconsolidated operations	(290)	—
Income from unconsolidated operations	6,573	7,280
Minority interest	(407)	(1,444)

Net income	$44,228	$14,388

Earnings per common share — basic	$0.34	$0.11

Average shares outstanding — basic	130,344	132,611

Earnings per common share — diluted	$0.33	$0.11

Average shares outstanding — diluted	134,195	135,303

Cash dividends paid per common share	$0.20	$0.18

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	February 28, 2007	February 28, 2006	November 30, 2006
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$38,582	$31,579	$49,043
Receivables, net	379,789	345,353	379,063
Inventories
Raw materials and supplies	185,278	163,780	172,196
Finished products and work-in-process	226,562	191,200	233,531
	411,840	354,980	405,727
Prepaid expenses and other current assets	57,116	53,754	65,626
Total current assets	887,327	785,666	899,459

Property, plant and equipment	973,457	902,488	965,824
Less: accumulated depreciation	(507,509)	(450,798)	(496,360)
Total property, plant and equipment, net	465,948	451,690	469,464

Goodwill, net	808,228	667,831	803,823
Intangible assets, net	191,001	158,603	193,570
Prepaid allowances	49,123	46,865	45,494
Investments and other assets	160,267	170,271	156,152

Total assets	$2,561,894	$2,280,926	$2,567,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$185,774	$128,368	$80,835
Current portion of long-term debt	151,249	27,533	573
Trade accounts payable	218,193	170,068	224,361
Other accrued liabilities	340,525	354,135	474,770
Total current liabilities	895,741	680,104	780,539

Long-term debt	418,426	467,659	569,591
Other long-term liabilities	255,893	269,961	281,001
Total liabilities	1,570,060	1,417,724	1,631,131

Minority interest	4,030	30,944	3,555

Shareholders’ Equity
Common stock	186,623	160,303	177,898
Common stock non-voting	279,050	242,213	266,385
Retained earnings	381,951	388,402	348,681
Accumulated other comprehensive income	140,180	41,340	140,312

Total shareholders’ equity	987,804	832,258	933,276

Total liabilities and shareholders’ equity	$2,561,894	$2,280,926	$2,567,962

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in thousands)

	Three months ended February 28,
	2007	2006

Cash flows from operating activities
Net income	$44,228	$14,388
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	19,882	18,085
Stock-based compensation	4,630	10,150
Income from unconsolidated operations	(6,573)	(7,280)
Changes in operating assets and liabilities	(137,635)	(45,830)
Dividends from unconsolidated affiliates	377	—
Net cash flow used in operating activities	(75,091)	(10,487)

Cash flows from investing activities
Acquisition of business	(3,041)	—
Capital expenditures	(15,456)	(15,450)
Proceeds from sale of property, plant and equipment	50	132
Net cash flow used in investing activities	(18,447)	(15,318)

Cash flows from financing activities
Short-term borrowings, net	105,152	23,011
Long-term debt borrowings	—	198,558
Long-term debt repayments	(139)	(170,335)
Proceeds from exercised stock options	16,694	6,793
Common stock acquired by purchase	(10,967)	(12,816)
Dividends paid	(26,055)	(23,881)
Net cash flow provided by financing activities	84,685	21,330

Effect of exchange rate changes on cash and cash equivalents	(1,608)	5,791

(Decrease) increase in cash and cash equivalents	(10,461)	1,316
Cash and cash equivalents at beginning of period	49,043	30,263

Cash and cash equivalents at end of period	$38,582	$31,579

See notes to condensed consolidated financial statements (unaudited).

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

The results of consolidated operations for the three month period ended February 28, 2007 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2006.

Accounting and Disclosure Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement will require us to (a) record on our balance sheet a liability for our pension plans’ underfunded status (b) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30, and (c) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income). The requirement to record the funded status and the disclosure requirements are effective for our year ending November 30, 2007. The requirement to change the measurement date is effective for our year ending November 30, 2009. Since our plans are currently in an underfunded status, we expect to record a liability and corresponding charge to shareholders’ equity upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our year ending November 30, 2008. We do not expect any material impact from adoption of this new accounting pronouncement on our financial statements.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for our year ending November 30, 2008. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. In 2006, the net book value of in-store displays of $18.2 million has been reclassified from property, plant and equipment to other assets to conform to the current year presentation. In 2006, $1.1 million of expenditures for in-store displays were reclassified from investing activities to operating activities in the cash flow statement to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.   ACQUISITIONS

Acquisitions of brands are part of our growth strategy to improve margins and increase sales and profits.

On January 31, 2007, we purchased the assets of Fish Crisp Enterprises, Inc. (Fish Crisp) for $3.0 million in cash. This business operates in North America and is included in our consumer segment from the date of acquisition. Fish Crisp markets and sells seafood products under the Rocky Madsen’s Fish Crisp Original® and Gourmet Grill® brands and has annual sales of approximately $2 million.

On June 27, 2006, we purchased the assets of Epicurean International (Simply Asia Foods) for $97.6 million in cash.  This business operates in North America and is included in our consumer segment from the date of acquisition. Simply Asia Foods develops, imports and markets a line of authentic, easy-to-prepare Asian products under the Thai Kitchen® and Simply Asia® brands. Its primary products include noodle and soup bowls, meal kits, coconut milk, and various sauces and pastes.

As of February 28, 2007, $26.3 million was allocated to other intangibles assets and $64.7 million remained in goodwill for the Simply Asia Foods acquisition. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. Based on preliminary estimates, we have included amortization expense in the income statement.

On August 1, 2006, we invested $5.0 million in an industrial joint venture in South Africa.

3.   STOCK-BASED COMPENSATION

For the three months ended February 28, 2007 and 2006, we recorded $4.6 million and $8.7 million, respectively, of stock-based compensation expense in selling, general and administrative expense. Our 2007 annual grant of stock options and restricted stock units (RSU) will occur in the second quarter, whereas the 2006 annual grant occurred in the first quarter. The amount recorded in 2006 includes $4.7 million for expenses associated with grants to individuals who were eligible for retirement on or before the grant date. Additionally, during the three months ended February 28, 2006, we recognized $1.4 million of stock-based compensation expense as part of our restructuring charges. This expense is for the acceleration of vesting in accordance with the provisions of the awards for employees who are terminated pursuant to the restructuring plan and, therefore, is part of our severance charges (see Note 4).

The following is a summary of all option activity for the three months ended February 28:

	2007		2006
(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	15,771	$25.31	17,466	$24.58
Granted	—	—	520	32.83
Exercised	702	20.81	316	18.81
Forfeited	15	35.52	56	32.49
Outstanding at February 28	15,054	25.51	17,614	24.90

Exercisable at February 28	12,893	$23.99	12,719	$22.10

The following is a summary of all of our RSU activity for the three months ended February 28:

	2007		2006
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of year	280	$32.88	—	—
Granted	—	—	283	$32.82
Vested	139	$32.83	—	—
Forfeited	2	$32.83	—	—
Outstanding at February 28	139	$32.93	283	$32.82

No options or RSU were granted in the first quarter of 2007. In the first quarter of 2006, the weighted-average grant-date fair value of an option granted was $7.44. As of February 28, 2007 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $192.4 million and the intrinsic value for all options exercisable was $184.3 million. The total intrinsic value of all options exercised during the three months ended February 28, 2007 and 2006 was $12.6 million and $4.1 million, respectively.

The following table presents the impact of stock-based compensation expense for the three months ended February 28:

	2007	2006
	(in thousands)

Reduction to income from consolidated operations before income taxes	$4,630	$10,150

Reduction to net income	$3,148	$6,902

Reduction to earnings per common share:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

4.   RESTRUCTURING ACTIVITIES

In November of 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of $110-$130 million for this program. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $85-$95 million will consist of severance and other personnel costs and approximately $45-$50 million for other exit costs. Asset write-offs are expected to be approximately $15-$20 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. We expect the cash related portion of the charges will be approximately $95 - $105 million, of which approximately $45 million is expected to be spent in 2007. The actions being taken are expected to reduce our global workforce by approximately 1,000 over the three-year period.

During the three months ended February 28, 2007, we recorded restructuring charges of $7.8 million ($5.3 million after-tax), of which $7.4 million is reflected in restructuring charges and $0.4 million is reflected in cost of goods sold in our income statement. We recorded $2.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $4.8 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $0.9 million is comprised of write-downs for inventory write-offs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. Of the expected global workforce reduction of approximately 1,000 employees, approximately 750 employees have been notified, of which the majority have already left the Company as of February 28, 2007. From inception of the project in November 2005, we have incurred $68.9 million of restructuring charges, including the $33.7 gain recorded on the redemption of our Signature investment in 2006.

Also in the first quarter of 2007, in connection with the exiting of an unconsolidated joint venture in Asia in the prior year, we recorded a net loss of $0.3 million, after tax.

During the three months ended February 28, 2006, we recorded restructuring charges of $33.4 million ($22.7 million after-tax), of which $33.2 million is reflected in restructuring charges and $0.2 million is reflected in cost of goods sold. We recorded $31.0 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S. and closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia and Kerava, Finland. The remaining $2.2 million of restructuring charges recorded in the first quarter of 2006 include other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe.

In the first quarter of 2007, $5.3 million of restructuring charges were recorded in the consumer business, compared to $21.3 million in the first quarter of 2006. The charges in the first quarter of 2007 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The $21.3 million restructuring charges in the first quarter of 2006 included $19.8 million for severance costs associated with our voluntary separation program and closure of manufacturing facilities. The remaining $1.5 million of restructuring charges recorded in the first quarter of 2006 include additional costs associated with the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

In the first quarter of 2007, $2.5 million of restructuring charges were recorded in the industrial business, compared to $12.0 million in the first quarter of 2006. The charges in the first quarter of 2007 include other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. The $12.0 million restructuring charges in the first quarter of 2006 included $11.5 million for severance costs associated with our voluntary separation program and closure of manufacturing facilities. The remaining $0.5 million of restructuring charges recorded in the first quarter of 2006 include other exit costs associated with the consolidation of production facilities.

During the three months ended February 28, 2007 and 2006, we spent $20.1 million and $4.2 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $61.2 million in cash has been spent on the restructuring plan, including the $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in thousands):

	Severance and personnel costs	Asset related charges	Other Exit costs	Total
First Quarter 2007:

Balance at Nov 30, 2006	$20,348	$—	$3,091	$23,439
Restructuring charges	2,132	859	4,848	7,839
Amounts utilized	(13,305)	(859)	(6,985)	(21,149)
Balance at Feb 28, 2007	$9,175	$—	$954	$10,129

First Quarter 2006:

Balance at Nov 30, 2005	$8,023	$—	$649	$8,672
Restructuring charges	31,044	214	2,120	33,378
Amounts utilized	(3,151)	(214)	(2,484)	(5,849)
Balance at Feb 28, 2006	$35,916	$—	$285	$36,201

5.   EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended February 28,
	2007	2006

Average shares outstanding — basic	130,344	132,611
Effect of dilutive securities:
Stock options, RSUs and employee stock purchase plan	3,851	2,692
Average shares outstanding — diluted	134,195	135,303

The following table sets forth the common stock activity for the three months ended February 28, 2007 and 2006 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in thousands):

	Three months ended February 28,
	2007	2006

Shares issued under stock option and employee stock purchase plans	782	303
Shares repurchased in connection with the stock repurchase program	280	400

6.   COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended February 28,
	2007	2006

Net income	$44,228	$14,388
Other comprehensive income (loss), (net of tax):
Minimum pension liabilityadjustment	33	(718)
Foreign currency translation adjustments	(709)	13,385
Derivative financial instruments	544	1,105
Comprehensive income	$44,096	$28,160

7.   PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28 (in thousands):

	United States		International
	2007	2006	2007	2006
Defined benefit plans
Service cost	$2,943	$3,300	$1,633	$1,478
Interest costs	6,124	5,530	2,560	2,128
Expected return on plan assets	(6,182)	(5,637)	(2,371)	(1,819)
Amortization of prior service costs	21	24	24	24
Amortization of transition assets	—	—	—	(1)
Recognized net actuarial loss	2,500	2,630	765	689
Total pension expense	$5,406	$5,847	$2,611	$2,499

On December 29, 2006, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans are generally funded throughout the year. Total contributions to our pension plans in 2007 are expected to be approximately $44 million.

The following table presents the components of our other postretirement benefits expense for the three months ended February 28 (in thousands):

	Three months ended February 28,
	2007	2006
Other postretirement benefits
Service cost	$796	$913
Interest costs	1,467	1,398
Amortization of prior service costs	(284)	(284)
Amortization of (gains)/losses	250	254
Total other postretirement expense	$2,229	$2,281

8.   INCOME TAXES

Income taxes for the first quarter of 2007 include $1.4 million of a discrete tax benefit as a result of new tax legislation enacted in The Netherlands in December 2006 that reduced the corporate income tax rate. Based upon this new tax legislation and in accordance with SFAS No. 109, we recorded a decrease to income tax expense and adjusted our deferred tax liabilities.

9.   FINANCIAL INSTRUMENTS

In July 2006, we issued $100 million of 5.80% medium-term notes due 2011. Net interest is payable semiannually in arrears in January and July of each year. The net proceeds from this offering were used to pay down the commercial paper debt placed in June 2006 for the acquisition of Simply Asia Foods.

In December 2005, we issued $200 million of 5.20% medium-term notes due 2015. Interest is payable semiannually in arrears in June and December of each year. The net proceeds of this offering were used to pay down long-term debt which matured in 2006.

10.   BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasoning blends and other flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under a variety of brands, including McCormick®, Zatarain’s®, Simply Asia® and Thai Kitchen® in the U.S., Ducros®, Vahine® and Silvo® in continental Europe, Schwartz® in the U.K and Club House® in Canada. Our industrial segment sells to other food manufacturers and the food service industry both directly and indirectly through distributors.

In each of our segments, we produce and sell many individual products which are similar in composition and nature. It is impractical to segregate and identify profits for each of these individual product lines.

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as these programs are managed separately from the business segment.  Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies.  We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.

	Consumer	Industrial	Total
	(in thousands)
Three months ended February 28, 2007
Net sales	$374,769	$277,870	$652,639
Restructuring charges	5,345	2,494	7,839
Operating income excluding restructuring charges	60,187	14,003	74,190
Income from unconsolidated operations	5,368	1,205	6,573

Three months ended February 28, 2006
Net sales	$344,764	$264,937	$609,701
Restructuring charges	21,337	12,041	33,378
Operating income excluding restructuring charges	46,205	11,466	57,671
Income from unconsolidated operations	6,527	753	7,280

The reconciliation of operating income excluding restructuring charges to operating income for the three months ended February 28, 2007 and 2006 is as follows:

	Three months ended February 28, 2007	Three months ended February 28, 2006

Operating income excluding restructuring charges	$74,190	$57,671
Restructuring charges	7,839	33,378
Operating income	66,351	24,293

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the first quarter of 2007 rose to $652.6 million, an increase of 7.0% from the first quarter of 2006, which includes 2.7% for the impact of favorable foreign exchange rates.

Diluted earnings per share for the first quarter of 2007 were $0.33 compared to $0.11 for the first quarter of 2006, an increase of $0.22. Charges related to the Company’s restructuring program reduced earnings per share $0.04 in the first quarter of 2007 and $0.17 in the first quarter of 2006.

For the first quarter of 2007, net cash used for operating activities was $75.1 million compared to $10.5 million in the same period of 2006. In this period, we used additional borrowings to fund $11.0 million of share repurchases, $26.1 million of dividend payments and $15.4 million in net capital expenditures. In the same period for 2006, we used additional borrowings to fund $12.8 million of share repurchases, $23.9 million of dividend payments and $15.3 million of net capital expenditures.

RESULTS OF OPERATIONS—COMPANY

	Three months ended February 28,
	2007	2006
	(in thousands)

Net sales	$652,639	$609,701
Percent growth	7.0%
Gross profit	$264,352	$239,085
Gross profit margin	40.5%	39.2%

The sales increase of 7.0% includes 2.7% for the favorable impact of foreign currency. The remaining 4.3% increase results from higher volume from Simply Asia Foods acquired in mid-2006, which added 2.0%, new products, ethnic items and convenience items, as well as pricing actions. First quarter sales included the impact of actions to reduce low margin business, which lowered sales 0.9%.

The increase in gross profit margin during the quarter was primarily driven by cost savings from restructuring projects and a positive sales mix due in part to the elimination of lower margin business. The impact of cost savings on gross profit margin is expected to be greater in the first half of 2007. During the first and second quarters of 2006 there was little benefit from our restructuring program. By the fourth quarter of 2006, we began to experience benefits from our restructuring actions. Restructuring charges in both 2007 and 2006 had a negligible impact on our gross profit margin.

	Three months ended February 28,
	2007	2006
	(in thousands)

Selling, general & administrativeexpense (SG&A)	$190,637	$181,628
Percent of net sales	29.2%	29.8%

The primary reason for the decrease in SG&A as a percentage of net sales is that the grant date for 2007 stock based compensation will occur in the second quarter of 2007. This compares to a grant date in the first quarter of 2006. The variance between years relates to retirement eligible employees for whom options and restricted stock units are expensed immediately rather than during the entire vesting period. This was the primary reason for a favorable comparison of approximately $4 million in the first quarter with a similar negative comparison expected in the second quarter. In the first quarter this favorable comparison was offset in part by a $2 million increase in advertising in the consumer business.

Interest expense increased in the first quarter of 2007 by $1.0 million compared to the same period last year. Both average short-term borrowings and short-term borrowing rates were up in 2007 when compared to 2006. However, these effects were mostly offset by the refinancing of higher interest rate long-term debt in 2006, which has reduced the average interest rate on our total debt when the first quarter of 2007 is compared to the first quarter of 2006.

The effective tax rate for the first quarter of 2007 was 29.4% compared to a 32.0% rate for the first quarter of 2006. The effective tax rate for the first quarter of 2007 includes a $1.4 million discrete tax benefit as a result of new tax legislation in The Netherlands (see Note 8). Excluding the effect of this tax benefit, the effective tax rate for the remainder of fiscal year 2007 is estimated to be 32.0%.

Income from unconsolidated operations and minority interest, combined, for the first quarter of 2007 increased by $0.3 million to $6.2 million when compared to the same period in 2006. This improvement was primarily driven by the exiting of an unprofitable unconsolidated joint venture in Asia in the third quarter of 2006.

Diluted earnings per share for the first quarter of 2007 were $0.33 compared to $0.11 for the first quarter of 2006, an increase of $0.22. Charges related to the Company’s restructuring program reduced earnings per share $0.04 in the first quarter of 2007 and $0.17 in the first quarter of 2006. The remaining increase was due to higher sales and gross profit margins, as well as $0.02 from lower stock based compensation expense and $0.01 from a lower tax rate.

RESULTS OF OPERATIONS — SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as these programs are managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended February 28,
	2007	2006
	(in thousands)

Net sales	$374,769	$344,764
Percent growth	8.7%
Operating income excluding restructuring charges	$60,187	$46,205
Operating income margin, excluding restructuring charges	16.1%	13.4%

The sales increase of 8.7% includes a favorable foreign exchange rate impact of 3.2%. An increase of 2.0% came from higher volume and pricing (volume driven by new products, effective marketing programs and higher volumes of ethnic items) and 3.5% from sales of Simply Asia Foods, which we acquired early in the third quarter of 2006.

In the Americas, sales increased 9.7% in the first quarter of 2007, compared to the first quarter of 2006, with foreign exchange having no impact. The acquisition of Simply Asia Foods added 5.4%. The remaining increase of 4.3% resulted from higher volume, as well as the U.S. pricing action taken in late January 2006. During the quarter, a number of product lines led to higher sales. These include our ethnic items, our Zatarain’s brand and new products such as roasting rubs and our expanded organic line.

First quarter 2007 sales in Europe increased 6.0% compared to the first quarter of 2006. Without the impact of favorable foreign exchange rates, sales in Europe decreased by 3.6%. Of this decline, 0.9% was due to our decision to exit Finland in 2006.  We also continue to see an impact from lower distribution in The Netherlands. Sales in our other markets, in total, were generally flat to last year. In the first quarter of 2006, sales, excluding foreign currency, rose 5.1% compared to the first quarter of 2005 and we attributed a portion of this increase to customers’ buy-in preceding our SAP implementation. We expect 2007 consumer sales in Europe to improve in comparison to 2006 since the impact of Finland and the lower distribution in The Netherlands began in the second quarter of 2006.

In the Asia/Pacific region sales increased 13.7% in the first quarter of 2007 compared to the first quarter of 2006. Of this increase, 5.0% was due to the impact of favorable foreign exchange rates. Building off momentum in 2006, China posted strong sales growth this quarter. The changes to this business we have made over the past 2 years in our distributor network, product line-up and organization are delivering results.

First quarter 2007 operating income excluding restructuring charges for our consumer business increased $14.0 million, or 30%, compared to the same period of 2006. This increase was due to the benefit of higher sales and improved gross profit margins. We are seeing the benefit of cost savings related to our restructuring program.  In addition, there was a favorable impact related to stock-based compensation. Partially offsetting these factors was a $2.0 million increase in advertising in the first quarter of 2007 versus the first quarter of 2006.

In the first quarter of 2007, $5.3 million of restructuring charges were recorded in the consumer business, compared to $21.3 million in the first quarter of 2006. The charges in the first quarter of 2007 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in the first quarter of 2006 of $21.3 million included $19.8 million for severance costs associated with our voluntary separation program and closure of manufacturing facilities. The remaining $1.5 million of restructuring charges recorded in the first quarter of 2006 include additional costs associated with the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

INDUSTRIAL BUSINESS

	Three months ended February 28,
	2007	2006
	(in thousands)

Net sales	$277,870	$264,937
Percent growth	4.9%
Operating income excluding restructuring charges	$14,003	$11,466
Operating income margin, excluding restructuring charges	5.0%	4.3%

The sales increase of 4.9% includes a favorable foreign exchange rate impact of 2.1%. Excluding foreign currency, the increase was driven primarily by increased volume with strategic customers. The reduction of certain low margin business reduced sales by 1.7%.

In the Americas, industrial sales decreased 0.5% in the first quarter of 2007 compared to the same period in 2006. Excluding the impact of foreign exchange rates, sales were down 0.2%. In this region, customer and product rationalization reduced sales approximately 1.7%. A sales increase of 1.5% was due to higher volumes with our strategic customers. Based on our projected customer orders, this increase was generally in line with our estimated sales. However, we did experience some unfavorable impact on food service volumes particularly in the Northeast where winter weather curtailed restaurant traffic in the latter part of our first quarter.

In Europe, industrial sales increased 18.7% in the first quarter of 2007 compared to the same period of 2006, which included a favorable foreign exchange rate impact of 10.3%. In this region, the elimination of lower margin customers and products reduced sales 2.0%.  The increase of 10.4% was due to higher volumes of seasonings for poultry and snack products that began to show strength in the latter part of 2006. Incremental sales of poultry seasonings were largely due to a joint venture in South Africa, which began in August 2006.

In the Asia/Pacific region, industrial sales increased 23.7% in the first quarter of 2007 compared to the first quarter of 2006, which included a favorable foreign exchange rate impact of 5.7%. We increased sales in both Australia and China and in particular with quick service restaurant customers. These customers have awarded the supply of new items to McCormick and we are benefiting from their promotions in these markets. With this rapid growth, the Asia Pacific region is becoming a more important contributor to overall industrial sales.

In the first quarter of 2007, industrial business operating income excluding restructuring charges increased $2.5 million, or 22%, compared to the first quarter of 2006. Our rate of profit growth was well ahead of the sales increase driven by cost savings related to our restructuring activity. As with the consumer business, the industrial business also had a benefit from the timing of stock compensation expense in 2007 versus 2006.

In the first quarter of 2007, $2.5 million of restructuring charges were recorded in the industrial business, compared to $12.0 million in the first quarter of 2006. The charges in the first quarter of 2007 include other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. The $12.0 million restructuring charges in the first quarter of 2006 included $11.5 million for severance costs associated with our voluntary separation program and closure of manufacturing facilities. The remaining $0.5 million of restructuring charges recorded in the first quarter of 2006 include other exit costs associated with the consolidation of production facilities.

RESTRUCTURING CHARGES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs. At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements. These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005. As part of this plan, over a three-year period, we are consolidating our global manufacturing, rationalizing our distribution facilities, improving our go-to-market strategy, eliminating administrative redundancies and rationalizing our joint venture partnerships. In addition, for the industrial business, we are reallocating resources to key customers and taking pricing actions on lower volume products to meet new margin targets. A new business-wide forecasting process is being installed and the use of technology is being accelerated to monitor and manage the business. Through 2008, these actions are intended to reduce the number of industrial business customers and products in the U.S. Sales related to these customers and products represent approximately 2-5% of industrial business sales in the U.S. As these sales have minimal profit, this reduction is leading to higher margins. These reductions are also leading to the consolidation of certain manufacturing facilities.

We expect that the restructuring plan will reduce complexity and increase the organizational focus on growth opportunities in both the consumer and industrial businesses. In addition, we are projecting $50 million ($34 million after-tax) of annual cost savings by 2008. In 2006, we realized $10 million ($7 million after-tax) of annual cost savings and expect to realize another $30 million ($20 million after-tax) in 2007. We expect that this will improve margins and increase earnings per share, as well as allow us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are expected to be reflected in both cost of sales and selling, general and administrative expenses in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $110-$130 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. We estimate pre-tax charges of $110-$130 million for this program. Of these charges, we expect that approximately $85-$95 million will consist of severance and other personnel costs and approximately $45-$50 million of other exit costs. Asset write-offs are expected to be approximately $15-$20 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. In the fourth quarter of 2005, $10.7 million ($7.2 million after tax) of charges were recorded, of which $10.5 million related to our consumer business. Following the $10.7 million charge recorded in 2005, we recorded $50.4 million ($30.3 million after tax) during the 2006 fiscal year, including the offset of the gain on our Signature investment. In the first quarter of 2007 we recorded $7.8 million of restructuring charges. We expect to incur a total of $36 million in charges in 2007 with the remainder in 2008. For the total plan, the cash related portion of the charges will be approximately $95-$105 million, of which approximately $45 million is expected to be spent in 2007. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken pursuant to the restructuring plan are expected to reduce our global workforce by approximately 1,000 over the three-year period. Of the expected global workforce reduction of approximately 1,000 employees, approximately 750 employees have been notified, of which the majority have already left the Company as of February 28, 2007.

During the three months ended February 28, 2007, we recorded restructuring charges of $7.8 million ($5.3 million after-tax), of which $7.4 million is reflected in restructuring charges and $0.4 million is reflected in cost of goods sold in our income statement. We recorded $2.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $4.8 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $0.9 million is comprised of write-downs for inventory write-offs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. From inception of the project in November 2005, we have incurred $68.9 million of restructuring charges, including the $33.7 gain recorded on the redemption of our Signature investment in 2006.

Also in the first quarter of 2007, in connection with the exiting of an unconsolidated joint venture in Asia in the prior year, we recorded a net loss of $0.3 million, after tax.

During the three months ended February 28, 2006, we recorded restructuring charges of $33.4 million ($22.7 million after-tax), of which $33.2 million is reflected in restructuring charges and $0.2 million is reflected in cost of goods sold. We recorded $31.0 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S. and closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia and Kerava, Finland. The remaining $2.2 million of restructuring charges recorded in the first quarter of 2006 include other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe.

During the three months ended February 28, 2007 and 2006, we spent $20.1 million and $4.2 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $61.2 million in cash has been spent on the restructuring plan, including the $9.2 million cash received on redemption of our Signature investment in 2006.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward and option contracts was an unrealized gain of $0.3 million as of February 28, 2007, compared to unrealized losses of $0.7 million as of February 28, 2006 and $0.2 million as of November 30, 2006. The notional value of our portfolio of forward and option contracts was $50.8 million as of February 28, 2007, compared to the $28.8 million notional value as of February 28, 2006 and the $47.9 million notional value as of November 30, 2006. The quarterly fluctuation in nominal value is a result of our decision on foreign currency exposure coverage, based on foreign currency markets and the future outlook of foreign currency values.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of February 28, 2007, we had a total of $225 million, notional value, of interest rate swap contracts outstanding.

Credit Risk

There has been no significant change to our credit risk since the disclosure in our Annual Report on Form 10-K for the year ended November 30, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2007, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2006.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended February 28,
	2007	2006
	(in thousands)

Net cash used in operating activities	$(75,091)	$(10,487)
Net cash used in investing activities	(18,447)	(15,318)
Net cash provided by financing activities	84,685	21,330

Cash flows for the three months ended February 28, 2006 reflect the reclassification of $1.1 million of expenditures for in-store displays from investing to operating activities to conform to the current year presentation.

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

Operating Cash Flow - The decrease in operating cash flow is primarily the result of payments in the first quarter of 2007 for incentive compensation accrued at November 30, 2006 based upon prior year results, the timing of quarterly income tax payments and cash payments for restructuring costs.

Investing Cash Flow - The increase in cash flow used is due to $3.0 million in cash used for the acquisition of business for the purchase of Fish Crisp. We spent $15.4 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in the first three months of fiscal 2007 which is very comparable to the same period last year. Net capital expenditures for the fiscal year 2007 are expected to be approximately $85 million.

Financing Cash Flow - This significant change in cash provided by financing activities when compared to the prior year is primarily due to an increase in short-term borrowings of $82.1 million. The short-term borrowings were necessary to fund operating and investing cash requirements.

The following table outlines the activity in our share repurchase program for the three months ended February 28:

	2007	2006
	(in thousands)
Number of shares ofcommon stock	280	400
Dollar amount	$10,967	$12,816

As of February 28, 2007, $195 million remained of the $400 million authorization. In the absence of an acquisition or other unanticipated need for cash, we expect to spend $150-$180 million for share repurchase during 2007, which is an amount similar to that spent in each of the past three years. During the three months ended February 28, 2007, we received proceeds of $16.7 million from exercised options compared to $6.8 million in the same period in the prior year. We increased dividends paid by 9.1% to $26.1 million for the three months ended February 28, 2007 compared to $23.9 million in the same period last year. Dividends paid in the first quarter of 2007 were declared on November 28, 2006.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 43.2% as of February 28, 2007, up from 41.9% at February 28, 2006 and up from 41.0% at November 30, 2006. The increase in debt levels caused the increase in debt-to-total capital compared to February 28, 2006. This was partially offset by the increase in equity caused by foreign currency movements. When compared to November 30, 2006, the increase in short-term borrowings is causing the increase in debt-to-total capital. During a quarter, our short-term borrowings vary. However, borrowings are lower at the end of a quarter.  The average short-term borrowings outstanding for the three months ended February 28, 2007 and 2006 was $282.2 million and $160.3 million, respectively. Total average debt outstanding for the three months ended February 28, 2007 and 2006 was $852.5 million and $771.4 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2007, the exchange rates for the Euro and British pound sterling were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $22 million, inventory of approximately $10 million, goodwill of approximately $51 million and other comprehensive income of approximately $96 million since February 28, 2006. At February 28, 2007, the exchange rates for the Euro and British pound sterling were slightly higher and Canadian dollar was lower than the period at last year-end. The net impact of these exchange rate fluctuations resulted in negligible changes in accounts receivable, inventory, goodwill and other comprehensive income since November 30, 2006.

Management believes that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and longer-term financing requirements. If we were to undertake an acquisition that requires funds in excess of our existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.

ACCOUNTING AND DISCLOSURE CHANGES

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement will require us to (a) record on our balance sheet a liability for our pension plans’ underfunded status (b) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30, and (c) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income). The requirement to record the funded status and the disclosure requirements are effective for our year ending November 30, 2007. The requirement to change the measurement date is effective for our year ending November 30, 2009. Since our plans are currently in an underfunded status, we expect to record a liability and corresponding charge to shareholders’ equity upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our year ending November 30, 2008. We do not expect any material impact from adoption of this new accounting pronouncement on our financial statements.

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for our year ending November 30, 2008. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2006. Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2006 fiscal year end.

ITEM 4.                    CONTROLS AND PROCEDURES

Based on our evaluation as of February 28, 2007, the Chairman & Chief Executive Officer and the Executive Vice President, Strategic Planning & Chief Financial Officer, have concluded that our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective based upon the reasonable assurance level.

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

ITEM 1A.           RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended November 30, 2006.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2006 to December 31, 2006	CS — 200	$39.02	200	$206.1 million
	CSNV — 0	$0.00	0

January 1, 2007 to January 31, 2007	CS — 29,000	$38.82	29,000	$205.1 million
	CSNV — 0	$0.00	0

February 1, 2007 to February 28, 2007	CS — 60,444	$39.08	60,444	$195.2 million
	CSNV — 190,000	$39.30	190,000

Total	CS — 89,644	$38.99	89,644	$195.2 million
	CSNV — 190,000	$39.30	190,000

In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization.  As of February 28, 2007, $195.2 million remained of the $400 million authorization.  This amount is expected to be sufficient for fiscal year 2007 share repurchases.

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

.	(xi)

$400,000,000 Credit Agreement, dated January 25, 2005 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xv) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005

(xii)

The 2007 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 16, 2007, as filed with the Securities and Exchange Commission on February 16, 2007, and incorporated by reference herein.*

(31)		Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)		Section 1350 Certifications	Attached.

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	April 5, 2007	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic Planning & Chief Financial Officer

Date:	April 5, 2007	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller