Form 10-K/A
period 2006-11-30
MCCORMICK & CO INC
filed 2007-05-29
CIK 63754

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2006: $285,001,059

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2006: $4,039,740,055

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	13,359,983	December 29, 2006
Common Stock Non-Voting	116,826,715	December 29, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2006	Part I, Part II

Registrant’s Proxy Statement
dated February 16, 2007	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2006, to include the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2006 and 2005, the Zatarain’s Partnership L.P. 401(K) Retirement Plan for the years ended December 31, 2006 and 2005, and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2006 and 2005.  This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

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

THE McCORMICK 401(K) RETIREMENT PLAN

DATE: May 25, 2007	By:	/s/ Cecile K. Perich
Cecile K. Perich
Vice President - Human Relations
and Plan Administrator

The McCormick 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2006 and 2005 with Report of Independent Registered Public Accounting Firm

The McCormick 401(k) Retirement Plan
Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan as of November 30, 2006 and 2005, and the related statements of changes in net assets available for benefits for the years ended November 30, 2006, 2005 and 2004. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2006 and 2005, and the changes in its net assets available for benefits for the years ended November 30, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2006 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

May 22, 2007
Baltimore, Maryland

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	November 30
	2006	2005
Assets
Investments:
Securities — at fair value:
McCormick & Company, Incorporated — Common stock fund	$129,624,307	$121,296,236
Unaffiliated issuer — Pooled, common and collective funds	28,631,459	28,265,367
Unaffiliated issuer — Mutual funds	210,409,027	180,828,165
Participant loans	4,133,409	4,478,320
Total investments	372,798,202	334,868,088

Receivables:
Employer’s contribution	(158)	—
Employees’ contributions	30,468	—
Accrued interest and dividends	72,627	60,819
Due from funds for securities sold, net	21,697	150,228
Total receivables	124,634	211,047
Total assets	372,922,836	335,079,135

Liabilities
Cash overdrafts	—	2,341
Net assets available for benefits	$372,922,836	$335,076,794

See accompanying notes.

The McCormick 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2006	2005	2004
Additions
Employer contributions:
Employer match	$5,575,025	$5,639,202	$5,684,049
Employee contributions	13,635,239	14,347,450	13,265,739
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	3,103,304	2,469,721	2,382,701
Mutual funds	2,642,416	2,423,914	1,733,516
Other, net	(73,358)	552,731	490,437
	24,882,626	25,433,018	23,556,442

Deductions
Participant withdrawals	37,211,669	20,283,914	24,194,944
Participant loan fees	12,804	17,949	15,100
	37,224,473	20,301,863	24,210,044

Net realized gain on investments	21,113,660	7,074,003	5,282,926
Net unrealized appreciation/(depreciation) of investments	29,074,229	(15,556,461)	41,233,692
Net increase/(decrease)	37,846,042	(3,351,303)	45,863,016

Net assets available for benefits at beginning of year	335,076,794	338,428,097	292,565,081
Net assets available for benefits at end of year	$372,922,836	$335,076,794	$338,428,097

See accompanying notes.

The McCormick 401(k) Retirement Plan

Notes to Financial Statements
November 30, 2006

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

1.              Description of the Plan (continued)

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

The change in the difference between fair value and the cost of investments is reflected in the statements of changes in net assets available for benefits as net unrealized appreciation or depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

2.              Significant Accounting Policies (continued)

Valuation of Securities and Income Recognition (continued)

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. At November 30, 2006, 5,024,915 units were outstanding with a value of $25.80 per unit (4,613,528 units were outstanding with a value of $26.29 per unit at November 30, 2005). At November 30, 2006, the Fund held 3,303,271 shares of McCormick & Company, Incorporated common stock with an aggregate value of $127,902,663 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,721,644. At November 30, 2005, the Fund held 3,861,109 shares of McCormick & Company, Incorporated common stock with an aggregate value of $120,543,817 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $752,419.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Administrative services are provided by the Company, which serves as the Plan Sponsor, without cost to the Plan; however, investment advisors’ fees are paid by the Plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

3.              Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated February 25, 2004, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this determination by the Internal Revenue Service, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4.              Investments

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During 2006, 2005 and 2004, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated /(depreciated) in fair value by $50,187,889, $(8,482,458) and $46,516,618, respectively, as follows:

	Net Appreciation (Depreciation) in Fair Value During the
	Year Ended November 30
	2006	2005	2004
McCormick & Company, Incorporated—Common stock	$25,980,305	$(20,732,458)	$31,507,826
Pooled, common and collective funds	1,250,288	1,094,776	1,012,478
Mutual funds	22,957,296	11,155,224	13,996,314
Total	$50,187,889	$(8,482,458)	$46,516,618

The Plan’s dividend income for the years ended November 30, 2006, 2005, and 2004 was $5,745,720, $4,893,635 and $4,116,217, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets available for benefits are as follows:

	November 30
	2006	2005
McCormick & Company, Incorporated—common stock fund	$129,624,307	$121,296,236
Pooled, common and collective funds:
Wells Fargo Stable Return Fund	28,631,459	28,265,367
Mutual funds:
Vanguard S&P 500 Index Fund	45,688,232	—
Merrill Lynch Large Cap Core Fund	40,465,305	787,607
American Funds EuroPacific Growth Fund	24,276,261	18,849,703
Fidelity Magellan Fund	—	39,593,269
Fidelity Growth & Income Portfolio Fund	—	38,772,837

5.              Transactions with Parties-in-Interest

Fees paid during the year for legal, accounting and other services rendered by parties-in-interest were based on customary and reasonable rates for such services. The Plan holds investments in common stock of McCormick & Company, Incorporated, the Plan Sponsor, and in funds managed by affiliates of Wells Fargo, the custodial trustee of the Plan. Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo funds are at the same rates as non-affiliated holders of these securities.

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

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004
November 30, 2006

Description of Investments	Shares Held	Cost**	Current Value

McCormick & Company, Incorporated
Common Stock*	3,303,271		$127,902,663

Money Market
Wells Fargo Short-Term Investment Money Market Fund*	1,721,644		1,721,644

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	724,712		28,631,459

Mutual Funds
Vanguard S&P 500 Index Fund	355,661		45,688,232
Merrill Lynch Large Cap Core Fund	2,813,999		40,465,305
American Funds EuroPacific Growth Fund	498,998		24,276,261
Fidelity US Bond Index Fund	1,362,003		14,954,795
Vanguard Windsor II Fund	229,561		14,531,238
UAM ICM Small Company Value	327,568		14,108,337
Vanguard Target Retirement Fund 2025	976,730		12,873,295
Managers Small Cap Fund	579,009		9,194,660
Vanguard Target Retirement Fund 2015	547,452		6,936,221
Harbor Capital Appreciation Fund	159,074		5,311,465
Vanguard Target Retirement Income Fund	453,825		4,914,921
Vanguard Total International Stock	273,942		4,802,208
Vanguard Mid-Cap Index Fund	51,809		4,723,977
Vanguard Target Retirement Fund 2035	270,234		3,769,767
Vanguard Index Tr Small Cap Stock Fund	84,658		2,794,550
Vanguard Target Retirement Fund 2045	73,926		1,063,795

Participant loans (5.25% — 9.75% annual int. rates)*			4,133,409
			$372,798,202

*                    Indicates parties-in-interest to the Plan.

**             Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. of our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2006, our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2006, and our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P.  401(k) Savings Plan for the year ended December 31, 2006, all included in this Form 10-K/A of McCormick & Company, Inc.

Form	Registration Number	Date Filed

S-8	333-142020	04/11/2007
S-8 POS	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

May 29, 2007
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

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

DATE:	May 25, 2007	By:	/s/ Regina Templet
Regina Templet
Director of Finance — Zatarain’s Brands
and Plan Administrator

11

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2006 and 2005 with Report of Independent Registered Public Accounting Firm

The Zatarain’s Partnership, L.P. 401(k) Savings Plan
Audited Financial Statements and Supplemental Schedule

Years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Investment Committee
McCormick & Company, Incorporated (on behalf of
The Zatarain’s Partnership, L.P. 401(k) Savings Plan)

We have audited the accompanying statements of net assets available for benefits of The Zatarain’s Partnership, L.P. 401(k) Savings Plan as of December 31, 2006 and 2005, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2006 and 2005, and the changes in its net assets available for benefits for the years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2006 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

May 22, 2007
Baltimore, Maryland

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statements of Net Assets Available for Benefits

	December 31
	2006	2005
Assets
Investments:
Securities — at fair value:
McCormick & Company, Incorporated — Common stock fund	$34,476	$24,762
Unaffiliated issuer — Pooled, common and collective fund	558,683	890,408
Unaffiliated issuer — Mutual funds	6,252,660	5,268,227
Participant loans	78,470	87,728
Total investments	6,924,289	6,271,125

Receivables:
Employer’s contribution	315,912	346,672
Employees’ contributions	20,217	28,227
Accrued interest and dividends	410	411
Total receivables	336,539	375,310
Total assets	7,260,828	6,646,435

Liabilities
Due to funds for securities purchased	—	7,414
Net assets available for benefits	$7,260,828	$6,639,021

See accompanying notes.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended December 31
	2006	2005
Additions
Employer contributions:
Employer contributions	$391,674	$432,317
Employee contributions	346,092	405,569
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	753	765
Mutual funds	54,713	47,538
Other, net	6,249	26,093
	799,481	912,282

Deductions
Participant withdrawals	843,116	778,114
Participant loan fees	350	16,663
	843,466	794,777

Net realized gain on investments	279,220	349,248
Net unrealized appreciation of investments	386,572	213,611
Net increase	621,807	680,364

Net assets available for benefits at beginning of year	6,639,021	5,958,657
Net assets available for benefits at end of year	$7,260,828	$6,639,021

See accompanying notes.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to Financial Statements
December 31, 2006

1.              Description of the Plan

The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) is a defined contribution plan sponsored by Zatarain’s Partnership, L.P. (the Company), which incorporates a 401(k) savings and investment option. The Plan has been in existence since 1990. The investment option in common stock of McCormick & Company, Incorporated was added April 1, 2004. The Company is wholly owned by McCormick & Company, Incorporated. The Plan covers all full-time employees of Zatarain’s Partnership, L.P. who have completed one year of service.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives is contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations. The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation. The Company may also contribute annually 3% of an employee’s eligible compensation as a profit-sharing contribution. An employee is required to have at least one year of service to be eligible for matching or profit-sharing contributions. During 2006 and 2005, the Company made profit-sharing contributions of $311,000 and $340,000, respectively.

Participants are immediately vested in their contributions, the profit-sharing contribution and all earnings on their vested balances. The Company’s matching contributions vest as follows: after 2 years of service — 20%; after 3 years of service — 40%; after 4 years of service — 60%; after 5 years of service — 100%.

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant. At each plan year end, the employer profit-sharing contribution was unallocated. Forfeitures of Company contributions are used to offset future Company contributions. Forfeitures during the years ended December 31, 2006 and 2005 were $4,165 and $5,916, respectively.

Participants are permitted to take loans against their contributions to the Plan, subject to a $1,000 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor (the Company) determines the interest rate for loans based on current market rates.

1.              Description of the Plan (continued)

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Upon termination of service, a participant with an account balance greater than $1,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump-sum payment equal to their account balance. Balances less than $1,000 will automatically be paid directly to the participant.

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

The change in the difference between fair value and the cost of investments is reflected in the statements of changes in net asset available for benefits as net unrealized appreciation or depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

2.              Significant Accounting Policies (continued)

Valuation of Securities and Income Recognition (continued)

The McCormick Stock Fund (the Fund) became an investment option for participants in 2004. The Fund is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. At December 31, 2006, 4,278 units were outstanding with a value of approximately $8.06 per unit (2,472 units were outstanding with a value of approximately $10.02 per unit at December 31, 2005). At December 31, 2006, the Fund held 804 shares of McCormick & Company, Incorporated common stock with an aggregate value of $31,002 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,474. At December 31, 2005, the Fund held 745 shares of McCormick & Company, Incorporated common stock with an aggregate value of $23,035 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,727.

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

3.              Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated January 20, 2006, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to this determination by the Internal Revenue Service, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to

3.              Income Tax Status (continued)

maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4.              Investments

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During 2006 and 2005, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in fair value by $665,792 and $562,859 as follows:

	Net Appreciation (Depreciation) in Fair Value During the
	Year Ended December 31
	2006	2005
McCormick & Company, Incorporated—Common Stock	$5,726	$(7,514)
Pooled, common and collective funds	33,855	34,559
Mutual funds	626,211	535,814
Total	$665,792	$562,859

The Plan’s dividend income for the years ended December 31, 2006 and 2005 was $55,466 and $48,303, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets are available for benefits as follows:

	December 31
	2006	2005
Pooled, common and collective funds:
Wells Fargo Stable Return Fund	$558,683	$890,408
Mutual funds:
American Funds EuroPacific Growth Fund	1,667,799	1,248,923
Harbor Capital Appreciation Fund	1,555,972	1,538,248
Vanguard Target Retirement 2025 #304	1,231,624	31,765
Vanguard Institutional Index Fund	750,519	670,304
Wells Fargo Growth Balanced Fund	—	1,012,384

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

Supplemental Schedule

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004
December 31, 2006

Description of Investments	Shares Held	Cost**	Current Value

McCormick & Company, Incorporated
Common stock*	804		$31,002

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	3,474		3,474

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	14,086		558,683

Mutual Funds
American Funds EuroPacific Growth Fund	35,820		1,667,799
Harbor Capital Appreciation Fund	46,656		1,555,972
Vanguard Target Retirement 2025 #304	94,450		1,231,624
Vanguard Institutional Index Fund	5,791		750,519
Vanguard Windsor II Fund	5,737		353,921
Vanguard Target Retirement 2015	16,082		200,387
ICM Small Company Portfolio Fund	4,763		177,982
Managers Small-Cap Fund	4,522		71,499
Fidelity U.S. Bond Index	6,078		66,003
Vanguard Target Retirement 2035 #305	4,194		58,171
Vanguard Index Tr Small Cap Stock Fund	1,455		47,500
Vanguard Mid Cap Index Fund	415		37,197
Merrill Lynch Large Cap Core Fund	1,157		16,505
Vanguard Total International Stock	838		14,801
Vanguard Target retirement 2045 #306	121		1,736
Vanguard Target Retirement Fund #308	98		1,044

Participant loans (5.00%—9.25% annual interest rates)*	—		78,470
			$6,924,289

*                    Indicates parties-in-interest to the Plan.

**             Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. of our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2006, our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2006, and our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P.  401(k) Savings Plan for the year ended December 31, 2006, all included in this Form 10-K/A of McCormick & Company, Inc.

Registration
Form	Number	Date Filed
S-8	333-142020	04/11/2007
S-8 POS	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

May 29, 2007
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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE:	May 25, 2007	By:	/s/ Craig Berger
Craig Berger
Director of Finance — Mojave Foods Corporation
and Plan Administrator

The Mojave Foods Corporation 401(k) Retirement Plan

Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2006 and 2005 with Report of Independent Registered Public Accounting Firm

The Mojave Foods Corporation 401(k) Retirement Plan
Audited Financial Statements and Supplemental Schedule

Years ended November 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Investment Committee
McCormick & Company, Incorporated (on behalf of
The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan as of November 30, 2006 and 2005, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at November 30, 2006 and 2005, and the changes in its net assets available for benefits for the years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2006 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP

May 22, 2007
Baltimore, Maryland

1

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

	November 30
	2006	2005
Assets
Investments:
Securities — at fair value:
McCormick & Company, Incorporated — Common stock fund	$33,214	$17,299
Unaffiliated issuer — Pooled, common and collective funds	59,573	35,826
Unaffiliated issuer — Mutual funds	392,802	235,509
Participant loans	6,529	2,213
Total investments	492,118	290,847

Receivables:
Employer’s contribution	37,162	25,442
Employees’ contributions	—	2,166
Accrued interest and dividends	224	120
Total receivables	37,386	27,728
Total assets	529,504	318,575

Liabilities
Due to funds for securities purchased	—	1,977
Net assets available for benefits	$529,504	$316,598

See accompanying notes.

2

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Changes in Net Assets Available for Benefits

	Year ended November 30
	2006	2005
Additions
Contributions:
Employer contributions	$37,162	$25,442
Employee contributions	149,927	141,101
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	566	266
Mutual funds	4,691	2,125
Other, net	2,156	567
	194,502	169,501

Deductions
Participant withdrawals	22,761	7,618
Participant loan fees	300	150
	23,061	7,768

Net realized gain on investments	10,450	3,686
Net unrealized appreciation of investments	31,015	6,416
Net increase	212,906	171,835

Net assets available for benefits at beginning of year	316,598	144,763
Net assets available for benefits at end of year	$529,504	$316,598

See accompanying notes.

3

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to Financial Statements
November 30, 2006

1.              Description of the Plan

The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by Mojave Foods Corporation (the Company), which incorporates a 401(k) savings and investment option. The Company is a wholly owned subsidiary of McCormick & Company, Incorporated. The Plan covers substantially all full-time employees of Mojave Foods Corporation who have completed six months of service. Employees classified as “leased employees” of the Company are not eligible for participation.

The Plan began April 1, 2004. The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives is contained in the Plan Document.

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the period December 1, 2005 through November 30, 2006, the Company made a discretionary matching contribution of 25% of eligible employee pretax contributions. During the period December 1, 2004 through November 30, 2005, the Company made a discretionary matching contribution of 20% of eligible employee pretax contributions. Participants are immediately vested in their contributions, in earnings on their contributions, in matching Company contributions, and in earnings on vested Company contributions.

Participant contributions are invested in the Plan’s investment funds as directed by the participant.

Participants are permitted to take loans against their contributions to the Plan, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor (the Company) determines the interest rate for loans based on current market rates. Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

4

1.              Description of the Plan (continued)

Upon termination of service, a participant with an account balance greater than $1,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump-sum payment equal to their account balance. Balances less than $1,000 will automatically be paid directly to the participant.

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

The change in the difference between fair value and the cost of investments is reflected in the statements of changes in net asset available for benefits as net unrealized appreciation or depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick common stock and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of

5

2.              Significant Accounting Policies (continued)

Valuation of Securities and Income Recognition (continued)

McCormick common stock and the cash investments held by the Fund. At November 30, 2006, 4,056 units were outstanding with a value of approximately $8.19 per unit (2,068 units were outstanding with a value of $8.37 per unit at November 30, 2005). At November 30, 2006, the Fund held 773 shares of McCormick & Company, Incorporated common stock with an aggregate value of $29,931 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,283. At November 30, 2005, the Fund held 504 shares of McCormick & Company, Incorporated common stock with an aggregate value of $15,735 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,564.

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

3.              Income Tax Status

The underlying non-standardized prototype plan has received an opinion letter from the Internal Revenue Service (IRS) dated August 30, 2001 stating that the form of the plan is qualified under Section 401 of the Internal Revenue Code, and therefore, the related trust is tax-exempt. In accordance with Revenue Procedure 2006-6 and Announcement 2001-77, the Plan Sponsor has determined that it is eligible to and has chosen to rely on the current IRS prototype plan opinion letter. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and therefore, believes that the Plan is qualified and the related trust is tax-exempt.

6

4.              Investments

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During 2006 and 2005, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in fair value by $41,465 and $10,102, respectively, as follows:

	Net Appreciation (Depreciation) in Fair Value During the
	Year Ended November 30
	2006	2005

McCormick & Company, Incorporated — Common stock	$5,078	$(2,080)
Pooled, common and collective funds	2,100	1,003
Mutual funds	34,287	11,179
Total	$41,465	$10,102

The Plan’s dividend income for the years ended November 30, 2006 and 2005 was $5,257 and $2,391, respectively.

The fair value of individual investments that represent 5% or more of the Plan’s net assets available for benefits are as follows:

	November 30
	2006	2005
McCormick & Company, Incorporated — Common stock fund	$33,214	$17,299
Pooled, common and collective funds:
Wells Fargo Stable Return Fund	59,573	35,826
Mutual funds:
Vanguard S&P 500 Index Fund	113,503	42,064
Fidelity US Bond Index Fund	55,248	33,295
ICM Small Company Portfolio Fund	53,281	36,629
Vanguard Windsor II Fund Inc.	34,867	21,431
Vanguard Target Retirement 2035 #305	34,436	—
Fidelity Growth & Income Portfolio Fund	—	23,792
Wells Fargo Strategic Growth Allocation Fund	—	23,438

7

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

8

Supplemental Schedule

The Mojave Foods Corporation 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

EIN 52-0408290, PN 004
November 30, 2006

Description of Investments	Shares Held	Cost**	Current Value

McCormick & Company, Incorporated
Common stock*	773		$29,931

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	3,283		3,283

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	1,508		59,573

Mutual Funds
Vanguard S&P 500 Index Fund	884		113,503
ICM Small Company Portfolio Fund	1,237		53,281
Fidelity US Bond Index Fund	5,032		55,248
Vanguard Target Retirement 2035 #305	2,468		34,436
Vanguard Target Retirement Fund #308	1,837		19,890
Vanguard Windsor II Fund Inc.	551		34,867
Blackrock Large Cap Core Fund Class 1	1,224		17,603
Vanguard Target Retirement 2015 #303	1,150		14,576
American Funds EuroPacific Growth Fund	387		18,831
Harbor Capital Appreciation Fund	422		14,090
Vanguard Target Retirement 2025 #304	1,068		14,078
Vanguard Total International Stock Index	106		1,854
Vanguard Small Cap Index Fund #548	7		240
Managers Small Cap fund #416	4		64
Vanguard Mid Cap Index Fund	3		241

Participant loans (7.25%—9.25% annual interest rates)*			6,529
			$492,118

*                    Indicates parties-in-interest to the Plan.

**             Historical cost has been omitted, as all investments are participant directed.

9

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. of our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan for the year ended November 30, 2006, our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan for the year ended November 30, 2006, and our report dated May 22, 2007, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P.  401(k) Savings Plan for the year ended December 31, 2006, all included in this Form 10-K/A of McCormick & Company, Inc.

Registration
Form	Number	Date Filed
S-8	333-142020	04/11/2007
S-8 POS	333-123808	04/04/2005
S-8	333-104084	03/23/2005
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-104084	03/28/2003
S-8	333-57590	03/26/2001
S-3/A	333-46490	01/23/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-3	33-66614	07/27/1993
S-3	33-40920	05/29/1991
S-8	33-33724	03/02/1990
S-3	33-32712	12/21/1989
S-3	33-24660	03/16/1989
S-8	33-24658	09/15/1988
S-3	33-24659	09/15/1988

May 29, 2007
Baltimore, Maryland

10