Form 10-Q
period 2007-05-31
MCCORMICK & CO INC
filed 2007-07-09
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒   Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2007
Common Stock	13,105,799
Common Stock Non-Voting	116,584,812

PART I — FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in thousands except per share amounts)

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Net sales	$687,214	$639,906	$1,339,854	$1,249,607
Cost of goods sold	415,414	389,342	803,702	759,958

Gross profit	271,800	250,564	536,152	489,649

Selling, general and administrative expense	198,452	187,347	389,091	368,975
Restructuring charges	6,440	8,519	13,803	41,683

Operating income	66,908	54,698	133,258	78,991

Interest expense	15,232	12,324	29,085	25,186
Other income, net	(2,227)	(1,775)	(4,071)	(2,923)

Income from consolidated operations before income taxes	53,903	44,149	108,244	56,728

Income taxes	16,755	13,068	32,744	17,093

Net income from consolidated operations	37,148	31,081	75,500	39,635

Gain (loss) on sale of unconsolidated operations	(555)	26,528	(845)	26,528
Income from unconsolidated operations	5,023	4,765	11,596	12,044
Minority interest	(191)	(730)	(598)	(2,174)

Net income	$41,425	$61,644	$85,653	$76,033

Earnings per common share — basic	$0.32	$0.47	$0.66	$0.57

Average shares outstanding — basic	130,150	132,182	130,193	132,384

Earnings per common share — diluted	$0.31	$0.46	$0.64	$0.56

Average shares outstanding — diluted	133,637	135,420	133,837	135,373

Cash dividends paid per common share	$0.20	$0.18	$0.40	$0.36

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	May 31, 2007	May 31, 2006	November 30, 2006
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$40,469	$74,068	$49,043
Receivables, net	360,930	327,066	379,063
Inventories
Raw materials and supplies	180,120	191,379	172,196
Finished products and work-in-process	247,392	190,484	233,531
	427,512	381,863	405,727
Prepaid expenses and other current assets	59,470	49,967	65,626
Total current assets	888,381	832,964	899,459

Property, plant and equipment	993,441	932,436	965,824
Less: accumulated depreciation	(521,083)	(475,579)	(496,360)
Total property, plant and equipment, net	472,358	456,857	469,464

Goodwill, net	819,866	721,952	803,823
Intangible assets, net	193,514	161,650	193,570
Prepaid allowances	47,007	48,480	45,494
Investments and other assets	162,969	141,512	156,152

Total assets	$2,584,095	$2,363,415	$2,567,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$195,714	$148,696	$80,835
Current portion of long-term debt	151,325	2,560	573
Trade accounts payable	215,606	174,638	224,361
Other accrued liabilities	332,408	377,476	474,770
Total current liabilities	895,053	703,370	780,539

Long-term debt	415,849	462,957	569,591
Other long-term liabilities	264,120	283,676	281,001
Total liabilities	1,575,022	1,450,003	1,631,131

Minority interest	4,465	3,359	3,555

Shareholders’ Equity
Common stock	191,488	166,274	177,898
Common stock non-voting	289,430	253,839	266,385
Retained earnings	355,392	384,095	348,681
Accumulated other comprehensive income	168,298	105,845	140,312

Total shareholders’ equity	1,004,608	910,053	933,276

Total liabilities and shareholders’ equity	$2,584,095	$2,363,415	$2,567,962

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in thousands)

	Six months ended
	May 31,
	2007	2006

Cash flows from operating activities
Net income	$85,653	$76,033
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	39,917	39,458
Stock-based compensation	13,440	14,753
Loss/(gain) on sale of unconsolidated operations	845	(26,528)
Income from unconsolidated operations	(11,596)	(12,044)
Changes in operating assets and liabilities	(145,916)	(22,119)
Dividends from unconsolidated affiliates	9,674	9,100
Net cash flow (used in) from operating activities	(7,983)	78,653

Cash flows from investing activities
Acquisition of business	(3,127)	—
Capital expenditures	(34,806)	(31,335)
Proceeds from redemption of unconsolidated operations	—	20,000
Proceeds from sale of property, plant and equipment	100	298
Net cash flow used in investing activities	(37,833)	(11,037)

Cash flows from financing activities
Short-term borrowings, net	115,129	43,327
Long-term debt borrowings	—	198,558
Long-term debt repayments	(220)	(195,432)
Proceeds from exercised stock options	27,886	25,235
Common stock acquired by purchase	(57,536)	(60,393)
Dividends paid	(52,136)	(47,710)
Net cash flow from (used in) financing activities	33,123	(36,415)

Effect of exchange rate changes on cash and cash equivalents	4,119	12,604

(Decrease) increase in cash and cash equivalents	(8,574)	43,805
Cash and cash equivalents at beginning of period	49,043	30,263

Cash and cash equivalents at end of period	$40,469	$74,068

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

The results of consolidated operations for the three and six month periods ended May 31, 2007 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2006.

Accounting and Disclosure Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement will require us to (a) record a liability on our balance sheet for our pension plans’ underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. The requirements to record the funded status and certain disclosure requirements are effective for our year ending November 30, 2007 and will be reflected in our year-end report. The requirement to change the measurement date is effective for our year ending November 30, 2009. Since our plans are currently in an underfunded status, we expect to record a liability of approximately $50 million, net of deferred taxes, and a corresponding charge to shareholders’ equity upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our first quarter ending February 29, 2008. We do not expect any material impact from adoption of this new accounting pronouncement on our financial statements.

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

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the May 31, 2006 consolidated balance sheet, the net book value of in-store displays of $17.8 million has been reclassified from property, plant and equipment to other assets to conform to the current year presentation. In 2006, $2.4 million of expenditures for in-store displays were reclassified from investing activities to operating activities in the cash flow statement to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.                             ACQUISITIONS

Acquisitions of new brands are part of our growth strategy to improve margins and increase sales and profits.

On January 31, 2007, we purchased the assets of Fish Crisp Enterprises, Inc. (Fish Crisp), a business which operates in North America and is included in our consumer segment from the date of acquisition. Fish Crisp markets and sells seafood products under the Rocky Madsen’s Fish Crisp Original® and Gourmet Grill® brands and has annual sales of approximately $2 million. The total purchase price was $3.1 million.

On June 27, 2006, we purchased the assets of Epicurean International (Simply Asia Foods) for $97.6 million in cash.  This business operates in North America and has been included in our consumer segment since the date of acquisition. Simply Asia

Foods develops, imports and markets a line of authentic, easy-to-prepare Asian products under the Thai Kitchen® and Simply Asia® brands. Its primary products include noodle and soup bowls, meal kits, coconut milk, and various sauces and pastes.

As of May 31, 2007, $4.7 million was allocated to tangible net assets, $28.2 million was allocated to other intangibles assets and $64.7 million remained in goodwill for the Simply Asia Foods acquisition. We expect the final valuation, which is scheduled to be completed in the third quarter, to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. Based on preliminary estimates, we have included amortization expense in the income statement.

On August 1, 2006, we invested $5.0 million in an industrial joint venture in South Africa.

3.                             STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Stock-based compensation expense	$ 8,623	$ 4,951	$ 13,253	$ 13,680

Our 2007 annual grant of stock options and restricted stock units (RSU) occurred in the second quarter, whereas the 2006 annual grant occurred in the first quarter. The amount recorded for the three and six months ended May 31, 2006 includes $0.4 million and $5.1 million, respectively, for expenses associated with grants to individuals who were eligible for retirement on or before the grant date. For the three and six months ended May 31, 2007, the amount recorded for expenses associated with grants to individuals who were eligible for retirement on or before the grant date was $4.9 million. Additionally, we recognized $0.2 million and $1.1 million of stock-based compensation expense as part of our restructuring charges for the six months ended May 31, 2007 and 2006, respectively. This expense is for the acceleration of vesting in accordance with the provisions of the awards for employees who were terminated pursuant to the restructuring plan and, therefore, is part of our severance charges (see Note 4).

The fair values of grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans for the six months ended May 31:

	2007	2006

Risk-free interest rates	4.5 - 5.1%	4.5 - 4.7%
Dividend yield	2.0 - 2.1%	2.0%
Expected volatility	13.4 - 24.9%	18.2 - 25.6%
Expected lives	1.9-5.3	5.4

The following is a summary of all option activity for the six months ended May 31:

	2007		2006
(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	15,771	$ 25.31	17,466	$ 24.58
Granted	754	38.20	555	32.96
Exercised	(1,091)	22.80	(1,059)	19.77
Forfeited	(126)	33.70	(118)	32.87
Outstanding at May 31	15,308	26.05	16,844	25.10

Exercisable at May 31	12,566	$ 23.99	12,138	$ 22.34

The following is a summary of all of our RSU activity for the six months ended May 31:

	2007		2006
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of year	280	$ 32.88	—	—
Granted	257	38.28	290	$ 32.87
Vested	(155)	33.02	—	—
Forfeited	(4)	34.16	(4)	32.82
Outstanding at May 31	378	$ 36.47	286	$ 32.87

No options or RSU were granted in the first quarter of 2007. For the three months ended May 31, 2007, the weighted-average grant-date fair value of an option granted was $6.83. For the three and six months ended May 31, 2006, the weighted-average grant-date fair value of an option granted was $7.89 and $7.47, respectively. As of May 31, 2007 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $172.1 million and the intrinsic value for all options exercisable was $167.1 million. The total intrinsic value of all options exercised was as follows (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Total intrinsic value for all options exercised	$ 3.8	$ 10.4	$ 16.5	$ 14.5

4.                             RESTRUCTURING ACTIVITIES

In November of 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing,

rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of $110-$130 million for this program, inclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (see discussion below) recorded in 2006. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and approximately 35% related to the industrial segment. Of these charges, we expect approximately $85-$95 million will consist of severance and other personnel costs and approximately $50-$55 million for other exit costs. Asset write-offs are expected to be approximately $10-$15 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture. We expect the cash related portion of the charges will be approximately $95-$105 million, of which approximately $45 million is expected to be spent in 2007. The actions being taken are expected to reduce our global workforce by approximately 1,100 over the three-year period.

Joint venture transactions — Previously, we participated in two separate joint ventures with the same joint venture partner, Hero A.G. We owned 50% of Signature Brands, L.L.C. (“Signature”) and 51% of Dessert Products International, S.A.S. (“DPI”) with Hero A.G. being the other owner of each of these businesses. Signature is a cake decorating business in the U.S. and DPI markets the Vahine brand of dessert aids in France and other European countries.

In the second quarter of 2006, we exchanged our 50% ownership investment in Signature for the 49% share of DPI owned by Hero A.G. In addition, we received $20.0 million in cash with this transaction. There was a purchase price adjustment which was settled in the third quarter of 2006 whereby we paid $10.8 million in cash to Hero A.G. The purchase price adjustment was considered in the calculation of the gain on Signature and the purchase price allocation of DPI.

In recording this transaction, we valued both the investment received and the investment given at their fair value. On the disposition of our Signature investment, the fair value of our investment was $56.0 million as compared to our book value of this unconsolidated subsidiary of $21.7 million.  After consideration of disposition costs of $0.6 million and taxes of $7.2 million, we recorded a net after-tax gain of $26.5 million which is shown on the line entitled “Gain on sale of unconsolidated operations” in our income statement. On the acquisition of the 49% minority interest of DPI, the fair value of these shares was assessed at $46.9 million. Since this business was consolidated, the book value of this 49% share was shown as $29.9 million of minority interest on our balance sheet.  After consideration of disposition costs of $0.7 million, we allocated $17.7 million to goodwill.

Also in the three months ended May 31, 2007, in connection with unconsolidated joint venture transactions initially recorded in the prior year, we recorded a net loss of $0.6 million, after tax. This loss is shown on the line entitled “Gain (loss) on sale of unconsolidated operations” in our income statement.

In the first quarter of 2007, in connection with the termination of an unconsolidated joint venture in Asia in the prior year, we recorded a net loss of $0.3 million, after tax.

Other Restructuring Costs — During the three months ended May 31, 2007, we recorded restructuring charges of $7.2 million ($4.9 million after-tax), of which $6.4 million is reflected in restructuring charges and $0.8 million is reflected in cost of goods sold in our income statement. We recorded $3.0 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. In addition, we recorded $3.1 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.1 million is write-downs of assets which is primarily the accelerated depreciation of assets related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland. Of the expected global workforce reduction of approximately 1,100 employees, approximately 950 employees have been notified, the majority of which have left the Company as of May 31, 2007.

During the six months ended May 31, 2007, we recorded restructuring charges of $15.1 million ($10.2 million after-tax), of which $13.8 million is reflected in restructuring charges and $1.3 million is reflected in cost of goods sold in our income statement. We recorded $5.2 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $8.0 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.9 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets. From inception of the project in November 2005, we have incurred $76.1 million of restructuring charges, including the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

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

During the six months ended May 31, 2006, we recorded restructuring charges, exclusive of the gain on Signature, of $46.4 million ($30.5 million after-tax), of which $41.7 million is reflected in restructuring charges and $4.7 million is reflected in cost of goods sold in our income statement.  We recorded $36.2 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S.; closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia and Kerava, Finland; and reorganization of administrative functions in Europe. In addition, we recorded $5.5 million of other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe and contract termination costs associated with customers and distributors in connection with the closure of the business in Finland.  The $4.7 million of restructuring charges for asset write-downs was all recorded in cost of goods sold and is primarily accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland.

In the second quarter of 2007, $4.2 million of restructuring charges were recorded in the consumer business, compared to $8.7 million in the second quarter of 2006. The charges in the second quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in the second quarter of 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of manufacturing facilities and reorganization of administration in Europe, other exit costs related to the closure of our business in Finland, accelerated depreciation related to the closure of the Salinas, California manufacturing facility and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

During the six months ended May 31, 2007, $9.6 million of restructuring charges were recorded in the consumer business, compared to $30.0 million for the same period of 2006. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of manufacturing facilities and reorganization of administration in Europe, other exit costs related to the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

In the second quarter of 2007, $3.0 million of restructuring charges were recorded in the industrial business, compared to $4.3 million in the second quarter of 2006. The charges in the second quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland. The restructuring charges recorded in the second quarter of 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of a manufacturing facility and other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

During the six months ended May 31, 2007, $5.5 million of restructuring charges were recorded in the industrial business, compared to $16.4 million for the same period of 2006. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. The restructuring charges recorded in 2006 include severance costs associated with our voluntary separation program and closure of manufacturing facilities and other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

During the three months ended May 31, 2007, we spent $9.9 million in cash on the restructuring plan. During the three months ended May 31, 2006, we received $12.0 million in cash, net, on the restructuring plan due to the $20.0 million cash received on the redemption of our Signature investment. During the six months ended May 31, 2007 and 2006, we spent $30.0 million and received $7.8 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $71.0 million in cash has been spent on the restructuring plan, including the $9.2 million net cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in thousands):

	Severance and personnel costs	Asset related charges	Other exit costs	Total
Second Quarter 2007:

Balance at Feb 28, 2007	$ 9,175	$ —	$ 954	$ 10,129
Restructuring charges	3,040	1,058	3,114	7,212
Amounts utilized	(6,673)	(1,058)	(3,416)	(11,147)
Balance at May 31, 2007	$ 5,542	$ —	$ 652	$ 6,194

Six months ended May 31, 2007:

Balance at Nov 30, 2006	$ 20,348	$ —	$ 3,091	$ 23,439
Restructuring charges	5,172	1,917	7,963	15,052
Amounts utilized	(19,978)	(1,917)	(10,402)	(32,297)
Balance at May 31, 2007	$ 5,542	$ —	$ 652	$ 6,194

Second Quarter 2006:

Balance at Feb 28, 2006	$ 35,916	$ —	$ 285	$ 36,201
Restructuring charges	5,122	4,488	3,397	13,007
Amounts utilized	(7,050)	(4,488)	(600)	(12,138)
Balance at May 31, 2006	$ 33,988	$ —	$ 3,082	$ 37,070

Six months ended May 31, 2006:

Balance at Nov 30, 2005	$ 8,023	$ —	$ 649	$ 8,672
Restructuring charges	36,166	4,702	5,517	46,385
Amounts utilized	(10,201)	(4,702)	(3,084)	(17,987)
Balance at May 31, 2006	$ 33,988	$ —	$ 3,082	$ 37,070

5.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Average shares outstanding — basic	130,150	132,182	130,193	132,384
Effect of dilutive securities:
Stock options and employee stock purchase plan	3,487	3,238	3,644	2,989
Average shares outstanding — diluted	133,637	135,420	133,837	135,373

The following table sets forth the common stock activity for the three and six months ended May 31, 2007 and 2006 under our stock option and employee stock purchase plans and the repurchases of common stock under our stock repurchase program (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Shares issued under stock option and employee stock purchase plans	403	755	1,185	1,059
Shares repurchased in connection with the stock repurchase program	1,240	1,393	1,520	1,793

6.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Net income	$ 41,425	$ 61,644	$ 85,653	$ 76,033
Other comprehensive income (loss), (net of tax):
Minimum pension liability adjustment	(683)	(1,639)	(650)	(2,357)
Foreign currency translation adjustments	29,064	65,327	28,355	78,712
Derivative financial instruments	(262)	820	281	1,924
Comprehensive (loss)/income	$ 69,544	$ 126,152	$ 113,639	$ 154,312

7.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31 (in thousands):

	United States		International
	2007	2006	2007	2006
Defined benefit plans
Service cost	$ 2,943	$ 3,300	$ 1,654	$ 1,503
Interest costs	6,140	5,530	2,589	2,163
Expected return on plan assets	(6,182)	(5,637)	(2,398)	(1,849)
Amortization of prior service costs	21	24	24	24
Amortization of transition assets	—	—	—	(1)
Recognized net actuarial loss	2,500	2,630	772	700
Total pension expense	$ 5,422	$ 5,847	$ 2,641	$ 2,540

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31 (in thousands):

	United States		International
	2007	2006	2007	2006
Defined benefit plans
Service cost	$ 5,886	$ 6,599	$ 3,287	$ 2,981
Interest costs	12,264	11,061	5,149	4,291
Expected return on plan assets	(12,364)	(11,274)	(4,769)	(3,668)
Amortization of prior service costs	42	47	48	48
Amortization of transition assets	—	—	—	(2)
Recognized net actuarial loss	5,000	5,260	1,537	1,389
Total pension expense	$ 10,828	$ 11,693	$ 5,252	$ 5,039

On December 29, 2006, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans are generally funded throughout the year. Total contributions to our pension plans in 2007 are expected to be approximately $45 million.

The following table presents the components of our other postretirement benefits expense (in thousands):

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006
Other postretirement benefits
Service cost	$ 962	$ 896	$ 1,758	$ 1,808
Interest costs	1,399	1,418	2,866	2,816
Amortization of prior service costs	(283)	(284)	(567)	(567)
Amortization of (gains)/losses	163	252	413	506
Total other postretirement expense	$ 2,241	$ 2,282	$ 4,470	$ 4,563

8.                             INCOME TAXES

Income taxes for the six months ended May 31, 2007 include $1.9 million of discrete tax benefits due to new tax legislation enacted in The Netherlands in December 2006 that reduced the corporate income tax rate and the settlement of certain U.S. tax issues.

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

In each of our segments, we produce and sell many individual products which are similar in composition and nature. It is impractical to segregate and identify sales and profits for each of these individual product lines.

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

	Consumer	Industrial	Total
	(in thousands)
Three months ended May 31, 2007
Net sales	$ 372,511	$ 314,703	$ 687,214
Restructuring charges	4,212	3,000	7,212
Operating income excluding restructuring charges	53,142	20,978	74,120
Income from unconsolidated operations	3,878	1,145	5,023

Three months ended May 31, 2006
Net sales	$ 350,054	$ 289,852	$ 639,906
Restructuring charges	8,698	4,309	13,007
Operating income excluding restructuring charges	48,808	18,897	67,705
Income from unconsolidated operations	3,771	994	4,765

	Consumer	Industrial	Total
	(in thousands)
Six months ended May 31, 2007
Net sales	$ 747,281	$ 592,573	$ 1,339,854
Restructuring charges	9,558	5,494	15,052
Operating income excluding restructuring charges	113,329	34,981	148,310
Income from unconsolidated operations	9,247	2,349	11,596

Six months ended May 31, 2006
Net sales	$ 694,818	$ 554,789	$ 1,249,607
Restructuring charges	30,035	16,350	46,385
Operating income excluding restructuring charges	95,013	30,363	125,376
Income from unconsolidated operations	10,297	1,747	12,044

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in thousands):

	Three months ended May 31, 2007	Three months ended May 31, 2006

Operating income excluding restructuring charges	$ 74,120	$ 67,705
Less: Restructuring charges	7,212	13,007
Operating income	$ 66,908	$ 54,698

	Six months ended May 31, 2007	Six months ended May 31, 2006

Operating income excluding restructuring charges	$ 148,310	$ 125,376
Less: Restructuring charges	15,052	46,385
Operating income	$ 133,258	$ 78,991

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings and other flavors to the entire food industry. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa.

We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack.

Our Financial Objectives

With good visibility into our business prospects and operating environment, growth objectives are used as internal goals and to provide a financial outlook for our shareholders. Annual objectives were set to grow sales 3-5% and earnings per share on a comparable basis (excluding the impact of restructuring charges) 8-10% through 2008. In this quarter, we improved our outlook for 2007 earnings per share growth to 9-11% on a comparable basis.

Our Strategy

Our strategy — to improve margins, invest in our business and increase sales and profits — is as effective now as it was when we developed it in 1998.

Due to cost savings from restructuring projects, the elimination of lower margin business, acquisitions of high-margin brands and the introduction of higher-margin, more value-added products, our gross profit margin continues to improve. Our goal is to improve gross profit margin by at least 0.5% a year for the next five years.

We are investing in our business by revitalizing our McCormick brand spices and seasonings in the United States. New labels and new flip-top caps — along with new store shelving displays that make shopping easier for the consumer and restocking easier for retailers — continues to be rolled out and is expected to be completed in 2008. We also continue to introduce new products, placing particular emphasis on ethnic food items and the growing organic spices segment. Increased promotion and marketing continues to be an important part of this investment strategy, including alternative media such as on-line advertising and new areas on our website where consumers can share recipes and view instructional videos for preparing foods.

To grow sales and profits, we have undertaken a restructuring program to improve our global supply chain. The plan, which was announced in 2005 and will extend through 2008, is intended to reduce our complexity and create an organization more focused on growth opportunities. Our goal is to reduce annual costs by $50 million by 2008.

We have made significant progress in transforming our U.S. industrial business. We are simplifying and focusing our resources on growing our business with large customers who have the greatest potential to add profitable sales. From 2005 to 2008, we expect to increase operating income margin, excluding restructuring charges, by 2.5 to 3.5 percentage points.

In addition, we are focused on monitoring and leading the latest trends through innovation. Convenience, freshness and ethnic flavors drive consumer demand and our new product development and acquisition strategy.

RESULTS OF OPERATIONS — COMPANY

	Three months ended		Six months ended
	May 31,		May 31,
(in thousands)	2007	2006	2007	2006

Net sales	$687,214	$639,906	$1,339,854	$1,249,607
Percent growth	7.4%		7.2%
Gross profit	$271,800	$250,564	$536,152	$489,649
Gross profit margin	39.6%	39.2%	40.0%	39.2%

The sales increase of 7.4% for the second quarter includes 2.6% for the favorable impact of foreign currency. The remaining 4.8% increase results from higher volume, including an increase of 1.4% from the June 2006 acquisition of Simply Asia Foods, pricing actions and favorable product mix. Second quarter sales also reflect the impact of actions to eliminate low margin business, which lowered sales 1.0%.  For the six months ended May 31, 2007, the sales increase of 7.2% versus the same period last year includes 2.7% for the favorable impact of foreign currency. The remaining 4.5% increase was due to higher volumes (including the Simply Asia impact of 1.7%), pricing actions and favorable product mix. Six month sales also reflect the impact of actions to eliminate low margin business, which lowered sales 1.0%.

Restructuring charges in the second quarter of 2007 were less than the comparable period of the prior year and accounted for an increase of 0.6% in the gross profit margin. Cost savings activity had a favorable impact this quarter. Offsetting these increases was the negative effect of a lag between higher raw material costs and some of our pricing actions in both our consumer and industrial business. We also incurred costs in the second quarter of 2007 in connection with maintaining customer service levels during several facility consolidations. Gross profit margin for the six months ended May 31, 2007 was 40.0% compared to 39.2% for the same period last year. Restructuring charges in the first six months of 2007 were less than the same period in 2006 and accounted for a 0.3% increase in gross profit margin. During the first and second quarters of 2006 there was little margin benefit from the actions of our restructuring program. By the fourth quarter of 2006, however, we began to experience benefits from our restructuring actions.

	Three months ended		Six months ended
	May 31,		May 31,
(in thousands)	2007	2006	2007	2006

Selling, general & administrative expense (SG&A)	$198,452	$187,347	$389,091	$368,975
Percent of net sales	28.9%	29.3%	29.0%	29.5%

The primary reason for the decrease in SG&A as a percentage of net sales in the second quarter is the benefit from reductions in operating expenses as part of our $30 million cost savings goal for 2007 as outlined in our restructuring plan. We also had $2.2 million of lower advertising expense in the second quarter of 2007 compared to the prior year due to the timing of our marketing support plans. These favorable items were partially offset by a $3.7 million increase in stock-based compensation expense in the second quarter. The increase in stock-based compensation expense was a result of the stock-based compensation grant date occurring in the second quarter of 2007, whereas in 2006 the grant date for stock-based compensation occurred in the first quarter. For the six months ended May 31, 2007, advertising and stock-based compensation expense are in line with the prior year. For the six months ended May 31, 2007, SG&A as a percentage of net sales decreased to 29.0% from 29.5% as a result of the cost savings from our restructuring plan as discussed above.

Interest expense increased in the second quarter of 2007 and for the six months ended May 31, 2007 by $2.9 million and $3.9 million, respectively, compared to the same periods last year. On a three and six month basis, both average short-term borrowings and short-term borrowing rates were up in 2007 when compared to 2006. However, these effects were partially offset by the refinancing of higher interest rate long-term debt in 2006, which has reduced the average interest rate on our total debt when the first six months of 2007 are compared to the first six months of 2006.

The effective tax rate for the second quarter of 2007 was 31.1% compared to a 29.6% rate for the second quarter of 2006. The effective tax rate for the six months ended May 31, 2007 was 30.3% compared to a 30.1% rate for the same period last year. The tax rate for the first half of 2006 included $1.1 million of discrete tax benefits related to the closure of a manufacturing facility in Finland and a very small facility in Uruguay. The effective tax rate for the first half of 2007 includes $1.9 million of discrete tax benefits due to new tax legislation in The Netherlands that reduced the corporate income tax rate and the settlement of certain U.S. tax issues (see Note 8). Excluding the effect of these tax benefits, the effective tax rate for the remainder of fiscal year 2007 is estimated to be 32.0%.

Income from unconsolidated operations and minority interest, combined, for the second quarter of 2007 increased by $0.8 million to $4.8 million when compared to the same period in 2006. This improvement was driven primarily by the termination of an unprofitable unconsolidated joint venture in Asia in the fourth quarter of 2006. For the six months ended May 31, 2007, income from unconsolidated operations and minority interest, combined, increased by $1.1 million to $11.0 million compared to the same period in 2006 for the reason noted above.

Diluted earnings per share for the second quarter of 2007 were $0.31 compared to $0.46 for the second quarter of 2006, a decrease of $0.15. Charges related to our restructuring program reduced earnings per share $0.04 in the second quarter of 2007 and the net impact of credits related to our program were an increase of $0.14 in the second quarter of 2006. Excluding the impact of these restructuring charges and credits, diluted earnings per share was up $0.03 for the second quarter of 2007. This increase was due to higher sales and improved gross profit margin, which added $0.05. The negative effect of the later date for our stock-based compensation grants lowered diluted earnings per share by $0.02. For the six months ended May 31, 2007, diluted earnings per share increased by $0.08 to $0.64 compared to the same period in 2006. Excluding the impact of restructuring charges and credits in both years, diluted earnings per share would have increased by $0.13 for the six months ended May 31, 2007 compared to the same period last year. Of this increase, $0.12 was due to higher sales and improved gross profit margin.

RESULTS OF OPERATIONS — SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as these programs are managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006
	(in thousands)

Net sales	$372,511	$350,054	$747,281	$694,818
Percent growth	6.4%		7.6%
Operating income excluding restructuring charges	53,142	48,808	113,329	95,013
Operating income margin, excluding restructuring charges	14.3%	13.9%	15.2%	13.7%

Sales for the consumer business rose 6.4% in the second quarter of 2007 as compared to the second quarter of 2006, with an impact of 2.9% from favorable foreign currency rates. Higher volume was due to the incremental sales from the Simply Asia Foods business acquired in June 2006 (which accounted for 2.5%) and the positive impact of marketing support behind branded products, particularly in Europe. Favorable pricing actions and product mix also increased sales.

Sales in the Americas were up 4.7% this quarter as compared to the same period last year, with foreign exchange rates having no impact and incremental sales from Simply Asia Foods adding 3.7%. This quarter, higher sales with grocery retailers offset lower sales to alternative channels, including warehouse clubs. Areas of particular strength during this quarter included our gourmet line and Hispanic products in the U.S., and Club House branded products in Canada. Sales also increased as a result of higher pepper prices, although this was offset in part by lower pepper volumes.

Second quarter 2007 sales in Europe increased 10.1% from the second quarter of 2006. Favorable foreign exchange rates had a significant impact by adding 9.2% to this growth. Sales in our largest European markets increased approximately 4%. Earlier this year we were able to take a price increase for our Schwartz branded products in the U.K., our first price increase in five years for that market. With improved and incremental marketing support, we grew sales volume of our Ducros branded products in France. In both of these key markets, we are continuing to make strides with improved merchandising with our retail customers. Two factors unfavorably impacted second quarter 2007 sales in Europe. First was the continued impact of lower distribution in The Netherlands. The second factor was our decision to exit Finland in 2006. Together these two factors reduced second quarter consumer sales in Europe by approximately 3%.

In the Asia/Pacific region, sales for the second quarter of 2007 increased 8.1% as compared to the same period of 2006, with favorable foreign exchange rates adding 7.0%. Sales in China continued at a strong growth rate, increasing at a double-digit pace this quarter. The changes to this business we have made over the past two years in our distributor network, product line-up and organization are continuing to deliver positive results. In the overall region, sales growth in China was offset in part by lost distribution of our branded spices and herb line with a retailer in Australia. Our emphasis in Australia remains on value added items including our line of Aeroplane brand gelatin products, which are selling very well.

For the six months ended May 31, 2007, sales from McCormick’s consumer business increased 7.6% compared to the same period last year. Higher volume, price and product mix added 4.6%, while favorable foreign exchange rates increased sales by 3.0%.

Second quarter 2007 operating income excluding restructuring charges for our consumer business increased $4.3 million, or 8.9%, compared to the same period of 2006. This increase was due to the benefit of higher sales and the impact of cost savings resulting from action related to our restructuring program. Advertising expense was down $2.2 million in the second quarter of 2007 compared to the same period for the prior year due to the timing of our marketing plans. This benefit was more than offset by a $2.8 million increase in stock-based compensation expense from the prior year, caused by the timing of the stock-based compensation grant date.

In the second quarter of 2007, $4.2 million of restructuring charges were recorded in the consumer business, compared to $8.7 million in the second quarter of 2006. The charges in the second quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in the second quarter of 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of manufacturing facilities and reorganization of administration in Europe, other exit costs associated with the closure of our business in Finland, accelerated depreciation related to the closure of the Salinas, California manufacturing facility and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

For the six months ended May 31, 2007, operating income excluding restructuring charges for the consumer business increased 19.3% compared to the same period of 2006. Operating income margin excluding restructure charges for the six months ended May 31, 2007 increased to 15.2% compared to 13.7% in the comparable period last year. These increases were mostly the result of higher sales, improved gross profit margins and the impact of cost savings resulting from actions related to our restructuring program.

During the six months ended May 31, 2007, $9.6 million of restructuring charges were recorded in the consumer business,

compared to $30.0 million for the same period of 2006. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of manufacturing facilities and reorganization of administration in Europe, other exit costs associated with the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

INDUSTRIAL BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006
	(in thousands)

Net sales	$314,703	$289,852	$592,573	$554,789
Percent growth	8.6%		6.8%
Operating income excluding restructuring charges	20,978	18,897	34,981	30,363
Operating income margin, excluding restructuring charges	6.7%	6.5%	5.9%	5.5%

The second quarter sales increase of 8.6% from the second quarter of 2006 includes a favorable foreign exchange rate impact of 2.3%. Excluding impact of foreign currency, the increase was driven primarily by increased volume with strategic customers. The reduction of certain low margin business in the U.S. and Europe reduced sales by 2.0%.

In the Americas, industrial sales increased 1.7% in the second quarter of 2007 compared to the same period in 2006. Excluding the impact of foreign exchange rates, sales were up 1.8%. In this region, customer and product rationalization reduced sales approximately 2.2%. A sales increase of  4.0% was mainly due to price and product mix. As costs for certain commodities (including flour, cheese and soyoil) have risen, we are passing these increases through to customers in higher pricing for our products. Because our price increases occur periodically, we will more fully offset higher input costs as we move through the next few quarters. Sales volumes rose for snack seasonings, several new seasoning products for large food manufacturers, and condiment products for the restaurant industry. Offsetting these increases was a general sales weakness with certain restaurant customers, both quick service and casual dining.

In Europe, industrial sales increased 26.0% in the second quarter of 2007 compared to the same period of 2006, which included a favorable foreign exchange rate impact of 10.0%. In this region,

the elimination of lower margin customers and products reduced sales 1.9%. The remaining increase of 17.9% was due to higher volumes of condiments and seasonings for snack products that began to show strength in the latter part of 2006. Incremental sales of condiments were due largely to a joint venture in South Africa, which began in August 2006. Sales of Schwartz brand food service products in the U.K. also lifted sales in this region.

In the Asia/Pacific region, industrial sales increased 34.4% in the second quarter of 2007 compared to the second quarter of 2006, which included a favorable foreign exchange rate impact of 7.5%. We increased sales in both Australia and China and in particular with quick service restaurant customers. These customers have awarded the supply of new items to us and we are benefiting from their promotions in these markets.

For the six months ended May 31, 2007, total industrial sales increased 6.8% compared to the same period last year, with 4.6% from favorable pricing, product mix and volumes and 2.2% from favorable foreign exchange rates.

In the second quarter of 2007, industrial business operating income excluding restructuring charges increased $2.1 million, or 11.0%, compared to the second quarter of 2006. This increase was driven by higher sales. However, our rate of profit growth was greater than our sales growth as our profit growth was also driven by cost savings resulting from action related to our restructuring program. Operating income for this business was unfavorably affected by $0.9 million of higher stock-based compensation expense compared to the prior year due to the timing of stock compensation grants.

In the second quarter of 2007, $3.0 million of restructuring charges were recorded in the industrial business, compared to $4.3 million in the second quarter of 2006. The charges in the second quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland. The restructuring charges recorded in the second quarter of 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of a manufacturing facility and other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

For the six months ended May 31, 2007, operating income excluding restructuring charges for the industrial business increased 15.2% compared to the same period of 2006. Our rate of profit growth was well ahead of the sales growth driven by cost savings resulting from action related to our restructuring program. Operating income margin excluding restructure charges for the six months ended May 31, 2007 increased to 5.9% compared to 5.5% in the comparable period last year.

During the six months ended May 31, 2007, $5.5 million of restructuring charges were recorded in the industrial business, compared to $16.4 million for the same period of 2006. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. The restructuring charges recorded in 2006 include severance costs associated with our voluntary separation program and closure of manufacturing facilities and other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

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

We expect that the restructuring plan will reduce complexity and increase the organizational focus on growth opportunities in both the consumer and industrial businesses. In addition, we are projecting $50 million ($34 million after-tax) of annual cost savings by 2008. In 2006, we realized $10 million ($7 million after-tax) of annual cost savings and expect to realize another $30 million ($20 million after-tax) in 2007. We expect that this will improve margins and increase earnings per share, as well as allow us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are expected to be reflected in both cost of goods sold and selling, general and administrative expense in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $110-$130 million, inclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. The total pre-tax restructuring charges are expected to be approximately 65% related to the consumer segment and approximately 35% related to the industrial segment. Of these charges, we expect that approximately $85-$95 million will consist of severance and other personnel costs and approximately $50-$55 million of other exit costs. Asset write-offs are expected to be approximately $10-$15 million, exclusive of the $34 million pre-tax gain on Signature recorded in 2006. In the fourth quarter of 2005, $10.7 million ($7.2 million after tax) of charges were recorded. Following the $10.7 million charge recorded in 2005, we recorded $50.4 million ($30.3 million after tax) during the 2006 fiscal year, including the offset of the gain on our Signature investment. In the three and six months ended May 31, 2007, we recorded $7.2 million ($4.9 million after tax) and $15.1 million ($10.2 million after tax), respectively, of restructuring charges. We expect to incur a total of $36 million in charges in 2007, with the remainder in 2008. For the total plan, the cash related portion of the charges will be approximately $95-$105 million, of which approximately $45 million is expected to be spent in 2007. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken pursuant to the restructuring plan are expected to reduce our global workforce by approximately 1,100 over the three-year period. Of the expected global workforce reduction of approximately 1,100 employees, approximately 950 employees have been notified, the majority of which have left the Company as of May 31, 2007.

Joint venture transactions — Previously, we participated in two separate joint ventures with the same joint venture partner, Hero A.G. We owned 50% of Signature Brands, L.L.C. (“Signature”) and 51% of Dessert Products International, S.A.S. (“DPI”) with Hero A.G. being the other owner of each of these businesses. Signature is a cake decorating business in the U.S. and DPI markets the Vahine brand of dessert aids in France and other European countries.

In the second quarter of 2006, we exchanged our 50% ownership investment in Signature for the 49% share of DPI owned by Hero A.G. In addition, we received $20.0 million in cash with this transaction. There was a purchase price adjustment which was settled in the third quarter of 2006 whereby we paid $10.8 million in cash to Hero A.G. The purchase price adjustment was considered in the calculation of the gain on Signature and the purchase price allocation of DPI.

In recording this transaction, we valued both the investment received and the investment given at their fair value. On the disposition of our Signature investment, the fair value of our investment was $56.0 million as compared to our book value of this unconsolidated subsidiary of $21.7 million.  After consideration of disposition costs of $0.6 million and taxes of $7.2 million, we recorded a net after-tax gain of $26.5 million which is shown on the line entitled “Gain on sale of unconsolidated operations” in our income statement. On the acquisition of the 49% minority interest of DPI, the fair value of these shares was assessed at $46.9 million. Since this business was consolidated, the book value of this 49% share was shown as $29.9 million of minority interest on our balance sheet.  After consideration of disposition costs of $0.7 million, we allocated $17.7 million to goodwill.

Also in the three months ended May 31, 2007, in connection with unconsolidated joint venture transactions initially recorded in the prior year, we recorded a net loss of $0.6 million, after tax. This loss is shown on the line entitled “Gain (loss) on sale of unconsolidated operations” in our income statement.

In the first quarter of 2007, in connection with the termination of an unconsolidated joint venture in Asia in the prior year, we recorded a net loss of $0.3 million, after tax.

Other Restructuring Costs — During the three months ended May 31, 2007, we recorded restructuring charges of $7.2 million ($4.9 million after-tax), of which $6.4 million is reflected in restructuring charges and $0.8 million is reflected in cost of goods sold in our income statement. We recorded $3.0 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. In addition, we recorded $3.1 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.1 million is write-downs of assets which is primarily the accelerated depreciation of assets related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland.

During the six months ended May 31, 2007, we recorded restructuring charges of $15.1 million ($10.2 million after-tax), of which $13.8 million is reflected in restructuring charges and $1.3 million is reflected in cost of goods sold in our income statement. We recorded $5.2 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $8.0 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.9 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets. From inception of the project in November 2005, we have incurred $76.1 million of restructuring charges, including the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

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

During the six months ended May 31, 2006, we recorded restructuring charges, exclusive of the gain on Signature, of $46.4 million ($30.5 million after-tax), of which $41.7 million is reflected in restructuring charges and $4.7 million is reflected in cost of goods sold in our income statement.  We recorded $36.2 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S.; closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia and Kerava, Finland; and reorganization of administrative functions in Europe. In addition, we recorded $5.5 million of other exit costs associated with the consolidation of production facilities and the reorganization of the sales and distribution networks in the U.S. and Europe and contract termination costs associated with customers and distributors in connection with the closure of the business in Finland.  The $4.7 million of restructuring charges for asset write-downs was all recorded in cost of goods sold and is primarily accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland.

During the six months ended May 31, 2007 and 2006, we spent $30.0 million and received $7.8 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $71.0 million in cash has been spent on the restructuring plan, including the $9.2 million net cash received on redemption of our Signature investment in 2006.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward and option currency contracts was an unrealized loss of $1.4 million as of May 31, 2007, compared to unrealized losses of $1.2 million as of May 31, 2006 and $0.2 million as of November 30, 2006. The notional value of our portfolio of forward and option currency contracts was $42.3 million as of May 31, 2007, compared to the $28.9 million notional value as of May 31, 2006 and the $47.9 million notional value as of November 30, 2006. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on foreign currency markets and the future outlook of foreign currency values.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. There has been no change in the notional value of interest rate swap contracts outstanding since year end.

Credit Risk

There has been no significant change to our credit risk since the disclosure in our Annual Report on Form 10-K for the year ended November 30, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2007, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2006.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31,
	2007	2006
	(in thousands)

Net cash (used in) from operating activities	$(7,983)	$78,653
Net cash used in investing activities	(37,833)	(11,037)
Net cash provided by (used in) financing activities	33,123	(36,415)

Cash flows for the six months ended May 31, 2006 reflect the reclassification of $2.4 million of expenditures for in-store displays from investing to operating activities to conform to the current year presentation.

In the statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.

Due to the cyclical nature of the business, we typically generate much of our cash flow in the fourth quarter of the fiscal year.

Operating Cash Flow — The decrease in operating cash flow is primarily the result of payments in the first quarter of 2007 for incentive compensation accrued at November 30, 2006 based upon prior year results, the timing of income tax payments and cash payments for restructuring costs.

Investing Cash Flow — The increase in cash flow used is due to $3.1 million in cash used for the acquisition of a business in 2007 and, in 2006, we received $20 million of proceeds from the redemption of our Signature investment (see Note 4 for additional information). We spent $34.7 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in the first six months of fiscal 2007, compared to $31.0 million for the same period last year. Net capital expenditures for the fiscal year 2007 are expected to be approximately $85 million.

Financing Cash Flow — This significant change in cash provided by financing activities when compared to the prior year is primarily due to incremental short-term borrowings. The short-term borrowings were necessary to fund operating and investing cash requirements.

The following table outlines the activity in our share repurchase program for the six months ended May 31:

	2007	2006
	(in thousands)
Number of shares of common stock	1,520	1,793
Dollar amount	$57,536	$60,393

As of May 31, 2007, $148 million remained of the $400 million share repurchase authorization. In the absence of an acquisition or other unanticipated need for cash, we expect to spend $150-$180 million for share repurchase during 2007, which is an amount similar to that spent in each of the past three years. During the six months ended May 31, 2007, we received proceeds of $27.9 million from exercised options compared to $25.2 million in the same period in the prior year. We increased dividends paid by 9.3% to $52.1 million for the six months ended May 31, 2007 compared to $47.7 million in the same period last year. Dividends paid in the first quarter of 2007 were declared on November 28, 2006.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 43.1% as of May 31, 2007, up from 40.2% at May 31, 2006 and up from 41.0% at November 30, 2006. The increase in debt levels caused the increase in debt-to-total capital compared to May 31, 2006. This was partially offset by the increase in equity caused by foreign currency fluctuations. The increase in short-term borrowings as compared to November 30, 2006 is driving the increase in debt-to-total capital. During a quarter, our short-term borrowings vary. However, borrowings are lower at the end of a quarter.  The average short-term borrowings outstanding for the six months ended May 31, 2007 and 2006 was $324.3 million and $232.5 million, respectively. Total average debt outstanding for the six months ended May 31, 2007 and 2006 was $894.5 million and $776.8 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2007, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than the same period last year. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $11 million, inventory of approximately $7 million, goodwill of approximately $26 million and other comprehensive income of approximately $60 million since May 31, 2006. At May 31, 2007, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were also higher than at November 30, 2006. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $6 million, inventory of approximately $4 million, goodwill of approximately $11 million and other comprehensive income of approximately $28 million since November 30, 2006.

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

ACCOUNTING AND DISCLOSURE CHANGES

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement will require us to (a) record a liability on our balance sheet for our pension plans’ underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. The requirements to record the funded status and certain disclosure requirements are effective for our year ending November 30, 2007 and will be reflected in our year-end report. The requirement to change the measurement date is effective for our year ending November 30, 2009. Since our plans are currently in an underfunded status, we expect to record a liability of approximately $50 million, net of deferred taxes, and a corresponding charge to shareholders’ equity upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our first quarter ending February 29, 2008. We do not expect any material impact from adoption of this new accounting pronouncement on our financial statements.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, expected trends in net sales and earnings performance and other financial measures, annualized savings and other benefits from our streamlining and restructuring activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and foreign currency exchange rates. Actual results may vary significantly from projections. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4   CONTROLS AND PROCEDURES

Based on our evaluation as of May 31, 2007, the Chairman & Chief Executive Officer and the Executive Vice President, Strategic Planning & Chief Financial Officer, have concluded that our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective based upon the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q. Any of the following risks could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. While we believe it has identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

Damage To Our Reputation Or Brand Name Could Negatively Impact Us.

Our reputation for manufacturing high quality products is widely recognized. In order to safeguard that reputation, we have adopted rigorous quality assurance and quality control procedures which are designed to ensure conformity to specification and compliance with law. We also continually make efforts to increase our brand awareness and relevance, and to maintain and improve our relationships with our customers and consumers. A serious breach of our quality assurance or quality control procedures, or deterioration of our quality image, or impairment of our customer or consumer relationships, could have a material negative impact on our financial condition and results of operations.

Issues Regarding Procurement of Raw Materials May Negatively Impact Us.

Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials are cheese, pepper, capsicums, garlic, onion and vanilla. While future movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We have not used derivatives to manage the volatility related to this risk. Any actions we may take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot assure you that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.

In addition, we may have very little opportunity to mitigate the availability risk of certain raw materials due to the effect of weather on crop yield, political unrest in the producing countries, changes in governmental agricultural programs and other factors beyond our control. Therefore, we cannot provide assurance that future raw material availability will not have a negative impact on our business, financial condition or operating results.

Further, political, socio-economic, and cultural conditions, as well as disruptions caused by terrorist activities, in developing countries create risks for food safety.  Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot assure you that such events will not have a negative impact on our business, financial condition or operating results.

Our Profitability May Suffer As A Result Of Competition In Our Markets.

The food industry is intensely competitive. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures. Such pressures also may impair our ability to take appropriate remedial action to address commodity and other cost increases.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

A natural disaster such as an earthquake, fire, flood, or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting our operating activities, major facilities, or employees’ and customers’ health, or a computer system failure, could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all.  In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event that could prevent us from delivering products in a timely manner.  We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing.  In the event that an earthquake, natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

We may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These potential acquisitions and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, and indemnities and potential disputes with the buyers or sellers.  In addition, we may be required to incur asset impairment charges related to acquired businesses which may reduce our profitability. If we are unable to consummate these transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected.

Our Foreign Operations Are Subject To Additional Risks.

We operate our business and market our products internationally. In 2006, 38% of our sales were generated in foreign countries. Our foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. In particular, our subsidiaries conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

The Consolidation Of Customers May Put Pressures On Our Operating Margins And Profitability.

Our customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue throughout the U.S., the European Union and other major markets. Such consolidation could present a challenge to margin growth and profitability in that they have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These factors and others could have an adverse impact on our future sales growth and profitability.

Fluctuations In The Foreign Currency Markets May Negatively Impact Us.

We are exposed to fluctuations in foreign currency cash flows primarily related to raw material purchases. Most of this exposure is due to our foreign operations needing to purchase raw materials in the U.S. dollars. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Australian dollar, Mexican peso, Chinese renminbi and Thai baht. On occasion, we may enter into forward and option contracts to manage these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot assure you that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.

Increases In Interest Rates May Negatively Impact Us.

We had total outstanding short-term borrowings of approximately $195.7 million at an average interest rate of approximately 5.3% on May 31, 2007. Our policy is to manage our interest costs using a mix of fixed and variable rate debt. We also use interest rate swaps to achieve a desired proportion of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot assure you that future interest rate increases will not have a material negative impact on our business, financial position or operating results.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2007 to March 31, 2007	CS – 56,911	$37.41	56,911	$178.9 million
	CSNV – 375,000	$37.85	375,000
April 1, 2007 to April 30, 2007	CS – 35,000	$38.19	35,000	$162.3 million
	CSNV – 400,000	$38.07	400,000
May 1, 2007 to May 31, 2007	CS – 92,119	$37.39	92,119	$148.4 million
	CSNV – 281,100	$37.18	281,100
Total	CS – 184,030	$37.55	184,030	$148.4 million
	CSNV – 1,056,100	$37.76	1,056,100

In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization.  As of May 31, 2007, $148.4 million remained of the $400 million authorization.  This amount is expected to be sufficient for fiscal year 2007 share repurchases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of stockholders on March 28, 2007.

(b)  Response included below in (c).

(c)

1.  The following individuals were elected by the stockholders to the Board of Directors by the votes indicated.

Name	Votes For	Votes Withheld
John P. Bilbrey	11,896,450	93,625
James T. Brady	11,906,486	83,289
Francis A. Contino	11,867,266	122,509
J. Michael Fitzpatrick	11,916,533	73,242
Freeman A. Hrabowski	11,973,540	16,235
Robert J. Lawless	11,917,130	72,645
Michael D. Mangan	11,895,949	93,826
Margaret M.V. Preston	11,909,683	80,092
George A. Roche	11,902,912	86,863
William E. Stevens	11,906,931	82,844

2.  The stockholders approved the 2007 Employees Stock Purchase Plan by a vote of 10,984,885 votes for and 21,032 votes against, with 123,058 abstentions and 860,800 broker non-votes.

3.  The stockholders ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for 2007 by a vote of 11,913,011 votes for and 36,875 votes against, with 39,889 abstentions and no broker non-votes.

(d)  No response required.

ITEM 6. EXHIBITS

The following exhibits are attached or incorporated herein by reference:

Exhibit Number		Description
(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2007	Incorporated by reference from Exhibit 3(i) of the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2007.

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

McCORMICK & COMPANY, INCORPORATED

Date: July 9, 2007	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic
Planning & Chief Financial Officer

Date: July 9, 2007	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller