Form 10-Q
period 2007-08-31
MCCORMICK & CO INC
filed 2007-10-09
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 2007

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2007
Common Stock	12,989,543
Common Stock Non-Voting	114,757,416

PART I — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in thousands except per share amounts)

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Net sales	$716,227	$663,095	$2,056,081	$1,912,702
Cost of goods sold	431,898	393,818	1,235,600	1,153,775

Gross profit	284,329	269,277	820,481	758,927

Selling, general and administrative expense	192,596	187,576	581,687	556,552
Restructuring charges	2,845	17,535	16,648	59,218

Operating income	88,888	64,166	222,146	143,157

Interest expense	15,805	14,048	44,890	39,234
Other income, net	(2,411)	(2,078)	(6,482)	(5,000)

Income from consolidated operations before income taxes	75,494	52,196	183,738	108,923

Income taxes	23,200	13,647	55,944	30,739

Income from consolidated operations	52,294	38,549	127,794	78,184

Gain (loss) on sale of unconsolidated operations	34	253	(811)	26,781
Income from unconsolidated operations	4,596	4,398	16,192	16,442
Minority interest	(76)	(132)	(673)	(2,307)

Net income	$56,848	$43,068	$142,502	$119,100

Earnings per common share — basic	$0.44	$0.33	$1.10	$0.90

Average shares outstanding — basic	129,096	131,587	129,799	132,119

Earnings per common share — diluted	$0.43	$0.32	$1.07	$0.88

Average shares outstanding — diluted	132,405	134,829	133,326	135,197

Cash dividends paid per common share	$0.20	$0.18	$0.60	$0.54

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

	August 31, 2007	August 31, 2006	November 30, 2006
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$45,724	$37,712	$49,043
Receivables, net	399,859	327,822	379,063
Inventories
Raw materials and supplies	180,574	185,235	172,196
Finished products and work-in-process	259,285	231,860	233,531
	439,859	417,095	405,727
Prepaid expenses and other current assets	58,151	47,134	65,626
Total current assets	943,593	829,763	899,459

Property, plant and equipment	1,000,266	952,071	965,824
Less: accumulated depreciation	(530,752)	(494,818)	(496,360)
Total property, plant and equipment, net	469,514	457,253	469,464

Goodwill, net	835,743	785,403	803,823
Intangible assets, net	204,365	192,226	193,570
Prepaid allowances	46,682	43,069	45,494
Investments and other assets	173,448	153,004	156,152

Total assets	$2,673,345	$2,460,718	$2,567,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$304,325	$152,294	$80,835
Current portion of long-term debt	151,361	549	573
Trade accounts payable	209,333	188,509	224,361
Other accrued liabilities	338,940	348,322	474,770
Total current liabilities	1,003,959	689,674	780,539

Long-term debt	417,972	566,140	569,591
Other long-term liabilities	272,851	285,134	281,001
Total liabilities	1,694,782	1,540,948	1,631,131

Minority interest	9,233	3,267	3,555

Shareholders’ Equity
Common stock	197,106	171,266	177,898
Common stock non-voting	292,300	260,362	266,385
Retained earnings	298,787	378,893	348,681
Accumulated other comprehensive income	181,137	105,982	140,312

Total shareholders’ equity	969,330	916,503	933,276

Total liabilities and shareholders’ equity	$2,673,345	$2,460,718	$2,567,962

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in thousands)

	Nine months ended
	August 31,
	2007	2006

Cash flows from operating activities
Net income	$142,502	$119,100
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	61,389	61,282
Stock-based compensation	17,489	20,500
Loss/(gain) on sale of unconsolidated operations	811	(26,781)
Income from unconsolidated operations	(16,192)	(16,442)
Changes in operating assets and liabilities	(192,713)	(46,789)
Dividends from unconsolidated affiliates	9,674	9,100
Net cash flow from operating activities	22,960	119,970

Cash flows from investing activities
Acquisition of business	(15,943)	(102,616)
Capital expenditures	(50,632)	(51,750)
Proceeds from redemption of unconsolidated operations	—	9,236
Proceeds from sale of property, plant and equipment	111	379
Net cash flow used in investing activities	(66,464)	(144,751)

Cash flows from financing activities
Short-term borrowings, net	223,642	46,907
Long-term debt borrowings	—	298,553
Long-term debt repayments	(344)	(197,553)
Proceeds from exercised stock options	34,118	34,070
Common stock acquired by purchase	(146,828)	(87,952)
Dividends paid	(78,095)	(71,420)
Net cash flow from financing activities	32,493	22,605

Effect of exchange rate changes on cash and cash equivalents	7,692	9,625

(Decrease) increase in cash and cash equivalents	(3,319)	7,449
Cash and cash equivalents at beginning of period	49,043	30,263

Cash and cash equivalents at end of period	$45,724	$37,712

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

The results of consolidated operations for the three and nine month periods ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2006.

Accounting and Disclosure Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement will require us to (a) record a liability on our balance sheet for our pension plans’ underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. The requirements to record the funded status and certain disclosure requirements are effective for our year ending November 30, 2007 and will be reflected in our year-end report. The requirement to change the measurement date is effective for our year ending November 30, 2009. Since our plans are currently in an underfunded status, we expect to record a liability of approximately $50 million, net of deferred taxes, with a corresponding decrease to shareholders’ equity upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our first quarter ending February 29, 2008. We do not expect any material impact from initial adoption of this new accounting pronouncement on our financial statements.

In June 2006, the FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for our first quarter ending February 29, 2008. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the August 31, 2006 consolidated balance sheet, the net book value of in-store displays of $18.3 million has been reclassified from property, plant and equipment to other assets to conform to the current year presentation. In 2006, $5.2 million of expenditures for in-store displays were reclassified from investing activities to operating activities in the cash flow statement to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.                             ACQUISITIONS

Acquisitions of new brands are part of our strategy to improve margins and increase sales and profits.

On July 30, 2007, we purchased Thai Kitchen SA (Thai Kitchen), a business which operates in Europe and is included in our consumer segment from the date of acquisition. Thai Kitchen is an import export brand-owning enterprise and its acquisition complements our U.S. purchase of Simply Asia Foods in 2006. This acquisition of Thai Kitchen provides us with global ownership of the Thai Kitchen® brand. This business markets and sells Thai products, including curry pastes, kits, cooking sauces, snacks, coconut milk, soups and rice and noodle items. The annual sales are approximately $7.0 million. The total purchase price was $12.8 million in cash. The total purchase price has been allocated based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. Based on preliminary estimates, we have included amortization expense in the income statement.

On January 31, 2007, we purchased the assets of Fish Crisp Enterprises, Inc. (Fish Crisp), a business which operates in North America and has been included in our consumer segment from the date of acquisition. Fish Crisp markets and sells seafood products under the Rocky Madsen’s Fish Crisp Original® and Gourmet Grill® brands and has annual sales of approximately $2.0 million. The total purchase price for Fish Crisp was $3.1 million in cash.

On June 27, 2006, we purchased the assets of the Simply Asia Foods business for $97.6 million in cash.  This business operates in North America and has been included in our consumer segment since the date of acquisition. Simply Asia Foods develops, imports and markets a line of authentic, easy-to-prepare Asian products under the Thai Kitchen® and Simply Asia® brands. Its primary products include noodle and soup bowls, meal kits, coconut milk, and various sauces and pastes.

During the quarter ending August 31, 2007, we completed the final valuation of assets for Simply Asia Foods which resulted in $4.8 million being allocated to tangible net assets, $28.2 million allocated to other intangibles assets and $64.6 million allocated to goodwill. The value for brands and other intangible assets consists of $12.1 million which is amortizable and $16.1 million which is non-amortizable. The applicable amortization expense is included in the income statement.

On August 1, 2006, we invested $5.0 million in an industrial joint venture in South Africa.

3.                             STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Stock-based compensation expense	$4,050	$4,431	$17,302	$18,111

The amount recorded for the nine months ended August 31, 2007 and 2006 includes $4.9 million and $5.1 million, respectively, for expenses associated with grants to individuals who were eligible for retirement on or before the grant date. Additionally, we recorded $0.2 million and $2.4 million of stock-based compensation expense as part of our restructuring charges for the nine months ended August 31, 2007 and 2006, respectively. In the three months ended August 31, 2006, we recorded $1.3 million of stock-based compensation expense as part of our restructuring charges. These expenses were for the acceleration of vesting in accordance with the provisions of the awards for employees who were terminated pursuant to the restructuring plan and, therefore, are part of our severance charges (see Note 4).

The fair value of grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans for the nine months ended August 31:

	2007	2006

Risk-free interest rates	4.5-5.1%	4.5-4.7%
Dividend yield	2.0-2.1%	2.0%
Expected volatility	13.4-24.9%	18.2-25.6%
Expected lives	1.9-5.3	5.4

The following is a summary of all option activity for the nine months ended August 31:

	2007		2006
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
	(shares in thousands)

Outstanding at beginning of year	15,771	$25.31	17,466	$24.58
Granted	752	38.20	555	32.96
Exercised	(1,671)	22.40	(1,434)	19.91
Forfeited	(194)	34.93	(200)	34.19
Outstanding at August 31	14,658	26.17	16,387	25.15

Exercisable at August 31	11,968	$24.07	11,833	$22.42

The following is a summary of all of our restricted stock units (RSU) activity for the nine months ended August 31:

	2007		2006
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(shares in thousands)
Outstanding at beginning of year	280	$32.88	—	—
Granted	257	38.28	290	$32.88
Vested	(155)	33.03	(2)	32.83
Forfeited	(5)	34.64	(5)	32.83
Outstanding at August 31	377	$36.47	283	$32.88

No options or RSU’s were granted in the third quarters of 2007 or 2006. For the nine months ended August 31, 2007 and 2006, the weighted-average grant-date fair value of an option granted was $6.83 and $7.47, respectively. As of August 31, 2007 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $148.8 million and the intrinsic value for all options exercisable was $144.0 million. The total intrinsic value of all options exercised was as follows (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Total intrinsic value for all options exercised	$9.2	$5.4	$25.7	$19.9

4.                             RESTRUCTURING ACTIVITIES

In November of 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of $110-$130 million for this program, inclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (see discussion below) recorded in 2006. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and approximately 35% related to the industrial segment. Of these charges, we expect approximately $85-$95 million will consist of severance and other personnel costs and approximately $50-$55 million for other exit costs. Asset write-offs are expected to be approximately $10-$15 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture. We expect the cash related portion of the charges will be approximately $95-$105 million, of which approximately $45 million is expected to be spent in 2007. The actions being taken are expected to reduce our global workforce by approximately 1,200 over the three-year period.

Joint venture transactions—Previously, we participated in two separate joint ventures with the same joint venture partner, Hero A.G. We owned 50% of Signature Brands, L.L.C. (“Signature”) and 51% of Dessert Products International, S.A.S. (“DPI”) with Hero A.G. being the other owner of each of these businesses. Signature is a cake decorating business in the U.S. and DPI markets the Vahine brand of dessert aids in France and other European countries.

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

Also in the nine months ended August 31, 2007, in connection with unconsolidated joint venture transactions initially recorded in the prior year, we recorded a net loss of $0.8 million, after tax. This loss is shown on the line entitled “Gain (loss) on sale of unconsolidated operations” in our income statement.

Other Restructuring Costs—During the three months ended August 31, 2007, we recorded restructuring charges of $4.2 million ($3.0 million after-tax), of which $2.8 million is reflected in restructuring charges and $1.4 million is reflected in cost of goods sold in our income statement. We recorded $1.6 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and the U.S. In addition, we recorded $3.9 million of other exit costs related to the consolidation of production facilities in Europe and closure of our manufacturing facility in Salinas, California. Partially offsetting these costs is a $1.3 million net asset related gain. This gain is composed of a gain from the sale of our manufacturing facility in Paisley, Scotland, mostly offset by write-downs of assets which are primarily the accelerated depreciation of assets related to the closure of the manufacturing facility in Salinas, California. Of the expected global workforce reduction of approximately 1,200 employees, approximately 975 employees have left the Company as of August 31, 2007.

During the nine months ended August 31, 2007, we recorded restructuring charges of $19.3 million ($13.3 million after-tax), of which $16.6 million is reflected in restructuring charges and $2.7 million is reflected in cost of goods sold in our income statement. We recorded $6.8 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $11.9 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland and to the consolidation of production facilities in Europe. The remaining $0.6 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets, mostly offset by the asset related gain from the sale of our manufacturing facility in Paisley, Scotland.

From inception of the project in November 2005, we have incurred $80.3 million of restructuring charges, including the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the three months ended August 31, 2006, we recorded restructuring charges of $19.3 million ($13.5 million after-tax), of which $17.5 million was reflected in restructuring charges and $1.8 million was reflected in cost of goods sold in our income statement. We recorded $12.5 million of severance costs, primarily associated with the closure of an industrial plant in Scotland, additional costs of our voluntary separation program in the U.S. and the reduction of both administrative and plant personnel at other global locations.  In addition, we recorded $1.1 million of other exit costs related to these same programs.  The $5.7 million of asset write-downs was primarily related to the closure of the plant in Scotland and accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland.

During the nine months ended August 31, 2006, we recorded restructuring charges, exclusive of the gain on Signature, of $65.6 million ($44.0 million after-tax), of which $59.2 million was reflected in restructuring charges and $6.4 million was reflected in cost of goods sold in our income statement.  We recorded $48.6 million of severance costs and special early retirement benefits associated with our voluntary separation program in several functions in the U.S.; closures of manufacturing facilities in Salinas, California, Hunt Valley, Maryland, Sydney, Australia, Paisley, Scotland and Kerava, Finland; and the reduction of both administrative and plant personnel at other global locations. In addition, we recorded $6.6 million of other exit costs associated with the consolidation of production facilities, the reorganization of the sales and distribution networks in the U.S. and Europe and contract termination costs associated with customers and distributors in connection with the closure of the business in Finland. The $10.4 million of asset write-downs was primarily accelerated depreciation related to the closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland and the closure of the plant in Scotland.

The business segment components of the restructuring charges recorded in 2007 and 2006 are as follows (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Consumer	$4,210	$11,419	$13,769	$41,454
Industrial	—	7,839	5,493	24,190
Total restructuring charges	$4,210	$19,258	$19,262	$65,644

Consumer: The restructuring charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in 2006 include severance costs associated with our voluntary separation program in the U.S. and closure of manufacturing facilities and reorganization of administration in Europe, other exit costs related to the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

Industrial: The restructuring charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe, offset by the asset related gain on the sale of our manufacturing facility in Paisley, Scotland. The restructuring charges recorded in 2006 include severance costs associated with our voluntary separation program and closure of manufacturing facilities and other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

During the three months ended August 31, 2007 and 2006, we spent $3.6 million and $22.3 million, respectively, in cash on the restructuring plan. During the nine months ended August 31, 2007 and 2006, we spent $33.6 million and $14.5 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $74.6 million in cash has been spent on the restructuring plan, including the $9.2 million net cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in thousands):

	Severance and personnel costs	Asset related (gain) charges	Other exit costs	Total
Third Quarter 2007:

Balance at May 31, 2007	$5,542	$—	$652	$6,194
Restructuring charges (gain)	1,569	(1,288)	3,929	4,210
Amounts utilized	(4,148)	1,288	(3,862)	(6,722)
Balance at Aug 31, 2007	$2,963	$—	$719	$3,682

Nine months ended August 31, 2007:

Balance at Nov 30, 2006	$20,348	$—	$3,091	$23,439
Restructuring charges	6,741	629	11,892	19,262
Amounts utilized	(24,126)	(629)	(14,264)	(39,019)
Balance at Aug 31, 2007	$2,963	$—	$719	$3,682

Third Quarter 2006:

Balance at May 31, 2006	$33,988	$—	$3,082	$37,070
Restructuring charges	12,457	5,672	1,129	19,258
Amounts utilized	(11,910)	(5,672)	(966)	(18,548)
Balance at Aug 31, 2006	$34,535	$—	$3,245	$37,780

Nine months ended August 31, 2006:

Balance at Nov 30, 2005	$8,023	$—	$649	$8,672
Restructuring charges	48,623	10,374	6,647	65,644
Amounts utilized	(22,111)	(10,374)	(4,051)	(36,536)
Balance at Aug 31, 2006	$34,535	$—	$3,245	$37,780

5.                             EARNINGS PER SHARE AND COMMON STOCK TRANSACTIONS

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Average shares outstanding—basic	129,096	131,587	129,799	132,119
Effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	3,309	3,242	3,527	3,078
Average shares outstanding—diluted	132,405	134,829	133,326	135,197

The following table sets forth the common stock activity for the three and nine months ended August 31, 2007 and 2006 under our stock option and employee stock purchase plans and the repurchases of common stock under our stock repurchase program (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Shares issued under stock option and employee stock purchase plans	360	367	1,545	1,426
Shares repurchased in connection with the stock repurchase program	2,452	796	3,972	2,589

6.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Net income	$56,848	$43,068	$142,502	$119,100
Other comprehensive income (loss), (net of tax):
Minimum pension liabilityadjustment	(597)	(603)	(1,247)	(2,960)
Foreign currency translation adjustments	14,833	626	43,188	79,338
Derivative financial instruments	(1,398)	115	(1,115)	2,039
Comprehensive income	$69,686	$43,206	$183,328	$197,517

7.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31 (in thousands):

	United States		International
	2007	2006	2007	2006
Defined benefit plans
Service cost	$2,943	$3,300	$1,677	$1,566
Interest costs	6,132	5,530	2,677	2,257
Expected return on plan assets	(6,182)	(5,637)	(2,479)	(1,925)
Amortization of prior service costs	21	24	31	25
Amortization of transition assets	—	—	—	(1)
Recognized net actuarial loss	2,500	2,630	793	733
Total pension expense	$5,414	$5,847	$2,699	$2,655

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31 (in thousands):

	United States		International
	2007	2006	2007	2006
Defined benefit plans
Service cost	$8,829	$9,899	$4,964	$4,547
Interest costs	18,396	16,591	7,826	6,548
Expected return on plan assets	(18,546)	(16,911)	(7,248)	(5,593)
Amortization of prior service costs	63	71	79	73
Amortization of transition assets	—	—	—	(3)
Recognized net actuarial loss	7,500	7,890	2,330	2,122
Total pension expense	$16,242	$17,540	$7,951	$7,694

On December 29, 2006, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans are generally funded throughout the year. Total contributions to our pension plans in 2007 are expected to be approximately $45 million. Through the end of the third quarter of 2007, we have made $41 million in total contributions to our pension plans.

The following table presents the components of our other postretirement benefits expense (in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006
Other postretirement benefits
Service cost	$879	$905	$2,637	$2,713
Interest costs	1,432	1,408	4,298	4,224
Amortization of prior service costs	(284)	(284)	(851)	(851)
Amortization of (gains)/losses	207	253	620	759
Total other postretirement expense	$2,234	$2,282	$6,704	$6,845

8.                             INCOME TAXES

Income taxes for the third quarter of 2007 include $0.6 million of discrete tax expense adjustments related to the reduction of the UK deferred tax asset, mostly offset by other discrete U.S. tax adjustments. Tax legislation was enacted in July 2007 for the United Kingdom that reduced the corporate income tax rate. In accordance with SFAS No. 109, the net deferred tax asset was revalued to the enacted tax rate. For the nine months ended August 31, 2007, income taxes include $1.3 million of discrete tax benefits primarily the result of new tax legislation enacted in The Netherlands in December 2006 that reduced the corporate income tax rate, partially offset by the UK tax rate change and other U.S. tax adjustments.

Income taxes for the third quarter of 2006 included $3.5 million of tax benefit related to the resolution of an international tax audit. The tax rate for nine months ended August 31, 2006 included the same favorable tax resolution plus $0.6 million of additional tax benefits related to the closure of a manufacturing facility in Finland.

9.                             FINANCIAL INSTRUMENTS

In August 2007, we entered into $150 million of forward treasury lock agreements to manage the interest rate risk associated with the anticipated issuance of fixed rate medium-term notes expected to be issued in December 2007. We intend to cash settle these agreements upon issuance of the medium-term notes thereby effectively locking in the fixed interest rate in effect at the time the agreements were initiated. The locked weighted average fixed rate of these agreements is 4.72%. We have designated these outstanding forward treasury lock agreements, which expire on December 17, 2007, as cash flow hedges. The proceeds upon issuance of the medium-term notes will be used to pay down long-term debt maturing in the first quarter of 2008. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the ten-year life of the medium-term notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material in the quarter.

In July 2007, we entered into a $500 million five-year revolving credit agreement with various domestic banks for general business purposes. Our current pricing under the new credit agreement, on a fully drawn basis, is LIBOR plus 0.25%. The agreement, which replaces a previously existing $400 million revolving credit agreement, expires in July 2012.

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

10.                       BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial.  The consumer and industrial segments manufacture, market and distribute spices, herbs, seasoning blends and other flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the McCormick® brand and a variety of brands, including Zatarain’s®, Simply Asia® and Thai Kitchen® in the U.S., Ducros®, Vahine®, Silvo® and Thai Kitchen® in continental Europe, Schwartz® in the U.K and Club House® in Canada. Our industrial segment sells to other food manufacturers and the food service industry both directly and indirectly through distributors.

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

	Consumer	Industrial	Total
	(in thousands)
Three months ended August 31, 2007
Net sales	$387,423	$328,804	$716,227
Restructuring charges	4,210	—	4,210
Operating income excluding restructuring charges	70,513	22,585	93,098
Income from unconsolidated operations	3,889	707	4,596

Three months ended August 31, 2006
Net sales	$357,059	$306,036	$663,095
Restructuring charges	11,419	7,839	19,258
Operating income excluding restructuring charges	60,679	22,745	83,424
Income from unconsolidated operations	3,260	1,138	4,398

	Consumer	Industrial	Total
	(in thousands)
Nine months ended August 31, 2007
Net sales	$1,134,704	$921,377	$2,056,081
Restructuring charges	13,769	5,493	19,262
Operating income excluding restructuring charges	183,843	57,565	241,408
Income from unconsolidated operations	13,136	3,056	16,192

Nine months ended August 31, 2006
Net sales	$1,051,877	$860,825	$1,912,702
Restructuring charges	41,454	24,190	65,644
Operating income excluding restructuring charges	155,692	53,109	208,801
Income from unconsolidated operations	13,557	2,885	16,442

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in thousands):

	Three months ended Aug 31, 2007	Three months ended Aug 31, 2006

Operating income excluding restructuring charges	$93,098	$83,424
Less: Restructuring charges	4,210	19,258
Operating income	$88,888	$64,166

	Nine months ended Aug 31, 2007	Nine months ended Aug 31, 2006
Operating income excluding restructuring charges	$241,408	$208,801
Less: Restructuring charges	19,262	65,644
Operating income	$222,146	$143,157

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

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

Our Financial Objectives

With good visibility into our business prospects and operating environment, growth objectives are used as internal goals and to provide a financial outlook for our shareholders. Annual objectives were set to grow sales 3-5% and earnings per share on a comparable basis (excluding the impact of restructuring charges) 8-10% through 2008. At the end of the second quarter, we improved our outlook for 2007 earnings per share growth to 9-11% on a comparable basis (excluding the impact of restructuring charges).

Our Strategy

Our strategy is to improve margins, invest in our business and increase sales and profits. We believe this strategy is as effective now as it was when we developed it in 1998.

Due to cost savings from restructuring projects, the elimination of lower margin business, acquisitions of high-margin brands and the introduction of higher-margin, more value-added products, our gross profit margin continues to improve. Our goal is to improve gross profit margin by at least 0.5% a year for the next five years. In the first half of 2007, we incurred some costs related to maintaining customer service levels during several facility consolidations. Beginning in the second quarter and continuing into the third quarter of 2007, we began to see the effects of higher commodity costs offsetting these savings in our industrial business. Material cost increases have also affected the consumer business, however to a much lesser extent and have been mostly offset by other cost efficiencies. We are striving to recoup some of these higher material costs with our industrial customers through pricing actions. However, we expect to see continued pressure on our gross profit margin for the remainder of fiscal year 2007 and will not achieve our goal of 0.5% gross profit margin improvement this year.

We are investing in our consumer business by revitalizing our McCormick brand spices and seasonings in the United States. New labels and new flip-top caps—along with new store shelving displays that make shopping easier for the consumer and restocking easier for retailers—continues to be rolled out and is expected to be completed in 2008. We also continue to introduce new products, placing particular emphasis on ethnic food items and the growing organic spices market. Increased promotion and marketing continues to be an important part of this investment strategy, including alternative media such as on-line advertising and new areas on our website where consumers can share recipes and view instructional videos for preparing foods.

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

Across all of our businesses, we are focused on monitoring and leading the latest trends through innovation. Convenience, freshness, wellness and ethnic flavors drive consumer demand and are a part of our new product development and acquisition strategy.

RESULTS OF OPERATIONS—COMPANY

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006
	(in thousands)

Net sales	$716,227	$663,095	$2,056,081	$1,912,702
Percent growth	8.0%		7.5%
Gross profit	$284,329	$269,277	$820,481	$758,927
Gross profit margin	39.7%	40.6%	39.9%	39.7%

The sales increase of 8.0% for the third quarter includes 2.5% for the favorable impact of foreign currency. The remaining 5.5% increase results from higher volume, pricing actions and favorable product mix. A portion of the third quarter volume increase is due to an estimated $9-11 million of earlier shipments in the U.S. consumer business for the fall season. By encouraging customers to buy early, we were able to achieve operational efficiency by moving some production out of the peak fourth quarter. Third quarter sales also reflect the impact of actions to eliminate low margin business, which lowered sales approximately 1%.  For the nine months ended August 31, 2007, the sales increase of 7.5% versus the same period last year includes 2.6% for the favorable impact of foreign currency. The remaining 4.9% increase was due to higher volumes (including the Simply Asia impact of 1.2%), pricing actions and favorable product mix. Nine month sales also reflect the impact of actions to eliminate low margin business, which lowered sales approximately 1%.

A decrease of 0.9% in gross profit margin for the third quarter was primarily due to the impact of higher material costs on the industrial business. The impact of these higher costs on margin more than offset the benefit of savings from our restructuring program that are being realized in 2007.  While we continue to take pricing actions to offset increased material costs, gross profit margin will continue to be under pressure through the remainder of fiscal year 2007 as commodity costs are expected to remain at a high level through the fourth quarter. Also, in a period of rising costs, our price increases to industrial customers maintain gross profit dollars, but result in a lower gross profit margin. Material cost increases have also affected the consumer business, however to a much lesser extent and have been mostly offset by other cost efficiencies. Gross profit margin for the nine months ended August 31, 2007 was 39.9% compared to 39.7% for the same period last year. Restructuring charges in the first nine months of 2007 were less than the same period in 2006 and accounted for 0.2% of the increase in gross profit margin year over year. During the first nine months of 2006 there was little margin benefit from the actions of our restructuring program. By the fourth quarter of 2006, however, we began to experience benefits from our restructuring actions. The effect of material cost increases noted for the third quarter also affected the results for the nine months.

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006
	(in thousands)

Selling, general & administrative expense (SG&A)	$192,596	$187,576	$581,687	$556,552
Percent of net sales	26.9%	28.3%	28.3%	29.1%

The primary reason for the decrease in SG&A as a percentage of net sales in the third quarter is the benefit from reductions in operating expenses as part of our $30 million cost savings goal for 2007 as outlined in our restructuring plan, as well as lower incentive compensation expense. We recorded lower incentive compensation expense in the third quarter of 2007 compared to the third quarter of 2006 in which we increased our year-to-date accrual in line with our improved operating results last year. For the nine months ended August 31, 2007, SG&A as a percentage of net sales decreased to 28.3% from 29.1% for these same reasons.

Interest expense increased in the third quarter of 2007 and for the nine months ended August 31, 2007 by $1.8 million and $5.7 million, respectively, compared to the same periods last year. On a three and nine month basis, both average short-term borrowings and short-term borrowing rates were up in 2007 when compared to 2006. However, these effects were partially offset by the refinancing of higher interest rate long-term debt in 2006, which has reduced the average interest rate on our total debt when the first nine months of 2007 are compared to the first nine months of 2006.

The effective tax rate for the third quarter of 2007 was 30.7% compared to a 26.1% rate for the third quarter of 2006. The effective tax rate for the nine months ended August 31, 2007 was 30.4% compared to a 28.2% rate for the same period last year. The tax rate for the first nine months of 2006 included $4.1 million of discrete tax benefits related to the resolution of an international tax audit and the closure of a manufacturing facility in Finland. The effective tax rate for the first nine months of 2007 includes $1.3 million of discrete tax benefits due to new tax legislation in The Netherlands that reduced the corporate income tax rate, offset by a UK tax rate change that reduced the UK deferred tax asset (see Note 8). Excluding the effect of these discrete tax benefits, the effective tax rate for fiscal year 2007 is estimated to be 31.1%. A tax rate of 31.1% is below our previous estimate of 32.0%, and is a result of changes in our income across the various tax jurisdictions in which we operate.

Income from unconsolidated operations and minority interest, combined, for the third quarter of 2007 increased by $0.3 million to $4.5 million when compared to the same period in 2006. This improvement was driven primarily by the termination of an unprofitable unconsolidated joint venture in Asia in the fourth quarter of 2006. For the nine months ended August 31, 2007, income from unconsolidated operations and minority interest, combined, increased by $1.4 million to $15.5 million compared to the same period in 2006 for the same reason.

Diluted earnings per share for the third quarter of 2007 were $0.43 compared to $0.32 for the third quarter of 2006, an increase of $0.11. Charges related to our restructuring program reduced earnings per share $0.02 in the third quarter of 2007 and $0.10 in the third quarter of 2006. Excluding the impact of these restructuring charges, diluted earnings per share was up $0.03 for the third quarter of 2007. We estimate that the earlier timing of sales for our U.S. consumer business added approximately $0.02.  Other sales increases and improved operating income margin added another $0.03. We had unfavorable effects from a higher tax rate versus 2006 of $0.02 and from higher interest expense of $0.01 while lower average shares outstanding increased diluted earnings per share $0.01. For the nine months ended August 31, 2007, diluted earnings per share increased by $0.19 to $1.07 compared to the same period in 2006. Excluding the impact of restructuring charges and credits in both years, diluted earnings per share increased by $0.16 for the nine months ended August 31, 2007 compared to the same period last year due to higher sales and improved gross profit margin. Higher interest expense reduced diluted earnings per share by $0.03, which was offset by the favorable impacts of lower average shares outstanding and the combined higher income from unconsolidated operations and minority interest.

RESULTS OF OPERATIONS—SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as these programs are managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006
	(in thousands)

Net sales	$387,423	$357,059	$1,134,704	$1,051,877
Percent growth	8.5%		7.9%
Operating income excluding restructuring charges	70,513	60,679	183,843	155,692
Operating income margin, excluding restructuring charges	18.2%	17.0%	16.2%	14.8%

Sales for the consumer business rose 8.5% in the third quarter of 2007 as compared to the third quarter of 2006, with an impact of 2.4% from favorable foreign currency rates. The remaining increase of 6.1% was primarily driven by higher volume.

Sales in the Americas were up 7.9% this quarter as compared to the same period last year, with foreign exchange rates adding 0.5%. Sales were affected significantly by an estimated $9 to $11 million of earlier sales for the fall season in the U.S. By encouraging certain customers to buy early, we were able to achieve operational efficiency by moving some production out of the peak fourth quarter. We also expect to benefit from early store placement for promoted items.  This move added 3.5-4.5% to third quarter sales in the Americas. While this action will lower fourth quarter sales, the percent reduction is expected to be closer to 3% as this is our peak sales period for the consumer business in the Americas. In the third quarter, areas of particular strength included Hispanic, seafood complements, Zatarain’s, and gourmet products in the U.S. and Club House brand products in Canada. For the second consecutive quarter, we were unfavorably impacted by the expansion into private label line by one of our warehouse club customers.  While we are a supplier for some of this private label, a number of our branded products are no longer carried by this customer.  This reduced sales in the region by approximately 1%. Offsetting this decrease was the incremental impact of Simply Asia Foods in the month of June.

Third quarter 2007 sales in Europe increased 9.7% from the third quarter of 2006, of which 6.2% was due to favorable foreign exchange rates. With improved and incremental marketing support, we grew sales volume of our Ducros branded products in France. Sales of our Schwartz brand in the U.K. had the benefit of product introductions, marketing support and higher pricing. In both of these key markets, we are continuing to make progress with improved merchandising for our retail customers.

In the Asia/Pacific region, sales for the third quarter of 2007 increased 10.6% as compared to the same period of 2006, with favorable foreign exchange rates adding 9.3%. Sales in China continued at a strong growth rate, increasing at a double-digit rate in the third quarter. Expanded distribution and marketing support behind our core spice and seasoning products drove sales along with increases in a number of wet products.  Sales growth in China was offset in part by lower sales of our branded spices and herb line in Australia. This was due to the move by a large retailer earlier in 2007 to introduce a private label line of spices and herbs.  Our emphasis in Australia remains on value added items and we are achieving growth with product lines such as Aeroplane brand gelatin.

For the nine months ended August 31, 2007, sales from McCormick’s consumer business increased 7.9% compared to the same period last year. Higher volume, price and product mix added 5.1%, while favorable foreign exchange rates increased sales by 2.8%.

Third quarter 2007 operating income excluding restructuring charges for our consumer business increased $9.8 million, or 16.2%, compared to the same period of 2006. This increase was due to the benefit of higher sales, lower incentive compensation expense and the impact of cost savings resulting from actions related to our restructuring program.

In the third quarter of 2007, $4.2 million of restructuring charges were recorded in the consumer business, compared to $11.4 million in the third quarter of 2006. The charges in the third quarter of 2007 include severance costs associated with the reduction of administrative personnel in Europe and the U.S., other exit costs related to the consolidation of production facilities in Europe and the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets. The restructuring charges in the third quarter of 2006 included costs of our voluntary separation program in the U.S., the reduction of both administrative and plant personnel at other global locations and additional costs for accelerated depreciation related to the closure of the Salinas California manufacturing facility.

For the nine months ended August 31, 2007, operating income excluding restructuring charges for the consumer business increased 18.1% compared to the same period of 2006. Operating income margin excluding restructure charges for the nine months ended August 31, 2007 increased to 16.2% compared to 14.8% in the comparable period last year. These increases were mostly the result of higher sales, improved gross profit margins and the impact of cost savings resulting from actions related to our restructuring program.

During the nine months ended August 31, 2007, $13.8 million of restructuring charges were recorded in the consumer business, compared to $41.5 million for the same period of 2006. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets and to the consolidation of production facilities in Europe. The restructuring charges in 2006 included severance costs associated with our voluntary separation program in the U.S. and closure of manufacturing facilities and reorganization of administration in Europe, other exit costs associated with the consolidation of production facilities and costs associated with the reorganization of the sales and distribution networks in the U.S. and Europe.

INDUSTRIAL BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006
	(in thousands)

Net sales	$328,804	$306,036	$921,377	$860,825
Percent growth	7.4%		7.0%
Operating income excluding restructuring charges	22,585	22,745	57,565	53,109
Operating income margin, excluding restructuring charges	6.9%	7.4%	6.2%	6.2%

The third quarter sales increase of 7.4% from the third quarter of 2006 includes a favorable foreign exchange rate impact of 2.6%. An increase of 7.2% was driven equally by volume and by price and product mix. A reduction in certain low margin business reduced sales by 2.4%.

In the Americas, industrial sales increased 2.9% in the third quarter of 2007 compared to the same period in 2006. Excluding the impact of foreign exchange rates, sales were up 2.2%. In this region, customer and product rationalization reduced sales approximately 2.6%. A remaining sales increase of 4.8% was mainly due to price increases taken to keep pace with increases in material costs including pepper, soy oil and flour.  Higher volume this quarter was achieved with increased sales of snack seasonings, new beverage flavors and other new items to large food manufacturers. This part of our business is performing in line with our targets for 2007.  However, we have continued to experience reduced sales for the restaurant side of our business which is being affected by the general weakness in the food service industry.

In Europe, industrial sales increased 16.1% in the third quarter of 2007 compared to the same period of 2006, which included a favorable foreign exchange rate impact of 7.3%. In this region, the elimination of lower margin customers and products reduced sales 2.5%. The remaining increase of 11.3% was volume-related due to strong promotional and new product sales to quick service restaurants. Sales of Schwartz and Ducro branded products to the food service channel also rose this quarter. About one third of the increase was incremental sales of condiments from a consolidated joint venture in South Africa, which was added in the fourth quarter of 2006.  Some moderation of our industrial sales growth in Europe is expected in the fourth quarter.

In the Asia/Pacific region, industrial sales increased 27.3% in the third quarter of 2007 compared to the third quarter of 2006, which included a favorable foreign exchange rate impact of 8.5%. We increased sales in both Australia and China, especially with quick service restaurant customers. These customers have awarded the supply of new items to us and we are benefiting from their promotions in these markets.

For the nine months ended August 31, 2007, total industrial sales increased 7.0% compared to the same period last year, with 4.7% from favorable pricing, product mix and volumes and 2.3% from favorable foreign exchange rates.

In the third quarter of 2007, industrial business operating income excluding restructuring charges decreased $0.2 million, or 0.7%, compared to the third quarter of 2006. Our 7.4% sales increase, lower incentive compensation expense and the benefit of cost savings were offset by higher material costs during this quarter. While we continue to take price increases to offset higher material costs, industrial operating income will continue to be under pressure through the fourth quarter. While our pricing policy will allow us to pass-through some higher material costs to industrial customers, in a period of rising costs, these actions maintain gross profit dollars but result in a lower gross profit margin percentage.

In the third quarter of 2007, no restructuring charges were recorded in the industrial business, compared to $7.8 million in the third quarter of 2006. In the third quarter of 2007, the asset related gain from the sale of our manufacturing facility in Paisley, Scotland offset charges for severance costs associated with the reduction of administrative personnel in Europe and the U.S. and other exit costs related to the consolidation of production facilities in Europe. The restructuring charges recorded in the third quarter of 2006 included costs of the closure of a plant in Scotland, our voluntary separation program in the U.S. and the reduction of both administrative and plant personnel at other global locations.

For the nine months ended August 31, 2007, operating income excluding restructuring charges for the industrial business increased 8.4% compared to the same period of 2006. Gains in operating income in the first half of the year were partially offset by the third quarter performance. This trend is expected to continue in the fourth quarter. Operating income margin excluding restructure charges for the nine months ended August 31, 2007 remained unchanged at 6.2% compared to the comparable period last year.

During the nine months ended August 31, 2007, $5.5 million of restructuring charges were recorded in the industrial business, compared to $24.2 million for the same period of 2006. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. These charges were partially offset by the asset related gain from the sale of our manufacturing facility in Paisley, Scotland. The restructuring charges recorded in 2006 included severance costs associated with our voluntary separation program and closure of manufacturing facilities and other exit costs associated with the consolidation of production facilities and accelerated depreciation related to the closure of manufacturing facilities.

RESTRUCTURING CHARGES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs. At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements. These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005. As part of this plan, over a three-year period, we are consolidating our global manufacturing, rationalizing our distribution facilities, improving our go-to-market strategy, eliminating administrative redundancies and rationalizing our joint venture partnerships. In addition, for the industrial business, we are reallocating resources to key customers and taking pricing actions on lower volume products to meet new margin targets. A new business-wide forecasting process is being installed and the use of technology is being accelerated to monitor and manage the business. Through 2008, these actions are intended to reduce the number of industrial business customers and products in the U.S. Sales related to these customers and products represent approximately 2-5% of industrial business sales in the U.S. As these sales have minimal profit, this reduction is expected to increase margins. These reductions are also leading to the consolidation of certain manufacturing facilities.

We expect that the restructuring plan will reduce complexity and increase the organizational focus on growth opportunities in both the consumer and industrial businesses. In addition, we are projecting at least $50 million ($34 million after-tax) of annual cost savings by 2008. In 2006, we realized $10 million ($7 million after-tax) of annual cost savings and expect to realize another $30 million ($20 million after-tax) in 2007. We expect that this will improve margins and increase earnings per share, as well as allow us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are expected to be reflected in both cost of goods sold and selling, general and administrative expense in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $110-$130 million, inclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. The total pre-tax restructuring charges are expected to be approximately 65% related to the consumer segment and approximately 35% related to the industrial segment. Of these charges, we expect that approximately $85-$95 million will consist of severance and other personnel costs and approximately $50-$55 million of other exit costs. Asset write-offs are expected to be approximately $10-$15 million, exclusive of the $34 million pre-tax gain on Signature recorded in 2006. In the fourth quarter of 2005, $10.7 million ($7.2 million after tax) of charges were recorded. Following the $10.7 million charge recorded in 2005, we recorded $50.4 million ($30.3 million after tax) during the 2006 fiscal year, including the offset of the gain on our Signature investment. In the three and nine months ended August 31, 2007, we recorded $4.2 million ($3.0 million after tax) and $19.3 million ($13.3 million after tax), respectively, of restructuring charges. We expect to incur a total of $36 million in charges in 2007, with the remainder in 2008. For the total plan, the cash related portion of the charges will be approximately $95-$105 million, of which approximately $45 million is expected to be spent in 2007. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken pursuant to the restructuring plan are expected to reduce our global workforce by approximately 1,200 over the three-year period. Of the expected global workforce reduction, approximately 975 employees have left the Company as of August 31, 2007.

Joint venture transactions—Previously, we participated in two separate joint ventures with the same joint venture partner, Hero A.G. We owned 50% of Signature Brands, L.L.C. (“Signature”) and 51% of Dessert Products International, S.A.S. (“DPI”) with Hero A.G. being the other owner of each of these businesses. Signature is a cake decorating business in the U.S. and DPI markets the Vahine brand of dessert aids in France and other European countries.

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

Also in the nine months ended August 31, 2007, in connection with unconsolidated joint venture transactions initially recorded in the prior year, we recorded a net loss of $0.8 million, after tax. This loss is shown on the line entitled “Gain (loss) on sale of unconsolidated operations” in our income statement.

Other Restructuring Costs—During the three months ended August 31, 2007, we recorded restructuring charges of $4.2 million ($3.0 million after-tax), of which $2.8 million is reflected in restructuring charges and $1.4 million is reflected in cost of goods sold in our income statement. We recorded $1.6 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and the U.S. In addition, we recorded $3.9 million of other exit costs related to the consolidation of production facilities in Europe and closure of our manufacturing facility in Salinas, California. Partially offsetting these costs is a $1.3 million net asset related gain. This gain is composed of a gain from the sale of our manufacturing facility in Paisley, Scotland, mostly offset by write-downs of assets which are primarily the accelerated depreciation of assets related to the closure of the manufacturing facility in Salinas, California.

During the nine months ended August 31, 2007, we recorded restructuring charges of $19.3 million ($13.3 million after-tax), of which $16.6 million is reflected in restructuring charges and $2.7 million is reflected in cost of goods sold in our income statement. We recorded $6.7 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $11.9 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland and to the consolidation of production facilities in Europe. The remaining $0.6 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets, mostly offset by the asset related gain from the sale of our manufacturing facility in Paisley, Scotland. From inception of the project in November 2005, we have incurred $80.3 million of restructuring charges, including the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

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

During the nine months ended August 31, 2007 and 2006, we spent $33.6 million and $14.5 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $74.6 million in cash has been spent on the restructuring plan, including the $9.2 million net cash received on redemption of our Signature investment in 2006.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward currency contracts was an unrealized loss of $0.8 million as of August 31, 2007, compared to unrealized losses of $0.6 million as of August 31, 2006 and $0.2 million as of November 30, 2006. The notional value of our portfolio of forward currency contracts was $57.4 million as of August 31,

2007, compared to the $34.1 million notional value as of August 31, 2006 and the $47.9 million notional value as of November 30, 2006. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on foreign currency markets and the future outlook of foreign currency values.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt.

In August 2007, we entered into $150 million of forward treasury lock agreements to manage the interest rate risk associated with the anticipated issuance of fixed rate medium-term notes expected to be issued in December 2007. We intend to cash settle these agreements upon issuance of the medium-term notes thereby effectively locking in the fixed interest rate in effect at the time the agreements were initiated. The locked weighted average fixed rate of these agreements is 4.72%. We have designated these outstanding forward treasury lock agreements, which expire on December 17, 2007, as cash flow hedges. The proceeds upon issuance of the medium-term notes will be used to pay down long-term debt maturing in the first quarter of 2008. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the ten-year life of the medium-term notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material in the quarter.

Credit Risk

There has been no significant change to our credit risk since the disclosure in our Annual Report on Form 10-K for the year ended November 30, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2007, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2006.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31,
	2007	2006
	(in thousands)

Net cash from operating activities	$22,960	$119,970
Net cash used in investing activities	(66,464)	(144,751)
Net cash provided by financing activities	32,493	22,605

Cash flows for the nine months ended August 31, 2006 reflect the reclassification of $5.2 million of expenditures for in-store displays from investing to operating activities to conform to the current year presentation.

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

Operating Cash Flow—The decrease in operating cash flow is primarily the result of payments in the first quarter of 2007 for incentive compensation accrued at November 30, 2006 based upon prior year results, when compared to the same payments in the prior year; the increase in accounts receivables due to the increase and timing of sales, including an estimated $9 to $11 million of earlier sales for the fall season in the U.S. consumer business; increased cash payments for restructuring costs; and the timing of tax payments.

Investing Cash Flow—The decrease in cash flow used is due to $15.9 million in cash used for the acquisition of a business in 2007 compared to $102.6 million for the same period last year. We spent $50.5 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in the first nine months of fiscal 2007, compared to $51.4 million for the same period last year. Net capital expenditures for the fiscal year 2007 are expected to be approximately $85-$90 million.

Financing Cash Flow—The increase in cash provided by financing activities when compared to the prior year is primarily due to incremental short-term borrowings. The short-term borrowings were necessary to fund operating cash requirements and our share repurchase program.

The following table outlines the activity in our share repurchase program for the nine months ended August 31:

	2007	2006
	(in thousands)
Number of shares of common stock	3,972	2,589
Dollar amount	$146,828	$87,952

As of August 31, 2007, $59 million remained of the $400 million share repurchase authorization. In the absence of an acquisition or other unanticipated need for cash, we expect to spend $180 million for share repurchases during 2007, which is an amount similar to that spent in each of the past three years. During the nine months ended August 31, 2007, we received proceeds of $34.1 million from exercised options which was equal to the same period in the prior year. We increased dividends paid by 9.3% to $78.1 million for the nine months ended August 31, 2007 compared to $71.4 million in the same period last year. Dividends paid in the first quarter of 2007 were declared on November 28, 2006.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 47.2% as of August 31, 2007, up from 43.9% at August 31, 2006 and up from 41.0% at November 30, 2006. The increase in debt levels caused the increase in debt-to-total capital compared to August 31, 2006. This was partially offset by the increase in equity caused by foreign currency fluctuations. The increase in short-term borrowings as compared to November 30, 2006 is driving the increase in debt-to-total capital. During a quarter, our short-term borrowings vary. However, borrowings are lower at the end of a quarter.  The average short-term borrowings outstanding for the nine months ended August 31, 2007 and 2006 was $352.9 million and $264.2 million, respectively. Total average debt outstanding for the nine months ended August 31, 2007 and 2006 was $923.1 million and $806.6 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2007, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than the same period last year. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $12 million, inventory of approximately $9 million, goodwill of approximately $33 million and other comprehensive income of approximately $74 million since August 31, 2006. At August 31, 2007, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were also higher than at November 30, 2006. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $8 million, inventory of approximately $6 million, goodwill of approximately $18 million and other comprehensive income of approximately $43 million since November 30, 2006.

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

In August 2007, we entered into $150 million of forward treasury lock agreements to manage the interest rate risk associated with the anticipated issuance of fixed rate medium-term notes expected to be issued in December 2007. The proceeds upon issuance of the medium-term notes will be used to pay down long-term debt maturing in the first quarter of 2008. We do not expect that the credit issues currently influencing the financial markets will have an impact on our ability to issue debt going forward.

ACCOUNTING AND DISCLOSURE CHANGES

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement will require us to (a) record a liability on our balance sheet for our pension plans’ underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. The requirements to record the funded status and certain disclosure requirements are effective for our year ending November 30, 2007 and will be reflected in our year-end report. The requirement to change the measurement date is effective for our year ending November 30, 2009. Since our plans are currently in an underfunded status, we expect to record a liability of approximately $50 million, net of deferred taxes, with a corresponding decrease to shareholders’ equity upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This statement does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our first quarter ending February 29, 2008. We do not expect any material impact from initial adoption of this new accounting pronouncement on our financial statements.

In June 2006, the FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes when it is uncertain how an income or expense item should be treated on an income tax return. FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 is effective for our first quarter ending February 29, 2008. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

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

ITEM 4   CONTROLS AND PROCEDURES

Based on our evaluation as of August 31, 2007, the Chairman & Chief Executive Officer and the Executive Vice President, Strategic Planning & Chief Financial Officer, have concluded that our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective based upon the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-Q for Fiscal Quarter Ended May 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2007 to	CS — 0	$00.00	0	$141.2 million
June 30, 2007	CSNV — 192,400	$37.12	192,400

July 1, 2007 to	CS — 59,909	$37.74	59,909	$121.1 million
July 31, 2007	CSNV — 484,592	$36.78	484,592

August 1, 2007 to	CS — 65,188	$36.38	65,188	$59.2 million
August 31, 2007	CSNV — 1,649,900	$36.07	1,649,900

Total	CS — 125,097	$37.03	125,097	$59.2 million
	CSNV — 2,326,892	$36.30	2,326,892

In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization.  As of August 31, 2007, $59.2 million remained of the $400 million authorization.  This amount is expected to be sufficient for fiscal year 2007 share repurchases.

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

McCORMICK & COMPANY, INCORPORATED

Date: October 9, 2007	By:	/s/ Francis A. Contino
Francis A. Contino
Executive Vice President, Strategic Planning & Chief Financial Officer

Date: October 9, 2007	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller