Form 10-K
period 2007-11-30
MCCORMICK & CO INC
filed 2008-01-28
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland	52-0408290
(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle
Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2007: $295,588,791

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2007: $4,336,471,138

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class

Number of Shares Outstanding

Date

Common Stock	12,737,897	December 31, 2007
Common Stock Non-Voting	115,122,793	December 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Annual Report to Stockholders
for Fiscal Year Ended November 30, 2007	Part I, Part II

Proxy Statement
dated February 20, 2008	Part III

PART I

                As used herein, the “Registrant” means McCormick & Company, Incorporated and its subsidiaries, unless the context otherwise requires.

Item 1.  Business

                The Registrant is a diversified specialty food company and a global leader in the manufacture, marketing and distribution of flavor products (including spices, herbs, extracts, seasonings and flavorings) and other specialty food products to the entire food industry. The Registrant’s major sales, distribution and production facilities are located in North America and Europe. Additional facilities are located in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. The Registrant was formed in 1915 under Maryland law as the successor to a business established in 1889.

                The Registrant operates in two business segments: consumer and industrial. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades and specialty foods to the consumer food market under a variety of brands worldwide, including “McCormick,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahine,” “Silvo,” “Club House” and “Schwartz.”  The industrial segment sells seasoning blends, natural spices and herbs, wet flavors, coating systems and compound flavors to food manufacturers and the food service industry, served both directly and indirectly through distributors.

                Please refer to pages 15 through 17, of the Registrant’s Annual Report to Stockholders for 2007 for descriptions of the Registrant’s consumer and industrial businesses, and pages 6, 7, 8, 11 and 16 of the Registrant’s Annual Report to Stockholders for 2007 for a discussion of growth initiatives for the business. Such pages of the Registrant’s Annual Report to Stockholders for 2007 are incorporated by reference.

                For financial information about the Registrant’s business segments, please refer to pages 18 through 22, “Management’s Discussion and Analysis,” and Note 14, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 57 and 58 of the Annual Report to Stockholders for 2007, which pages are incorporated by reference.

                For a discussion of the Registrant’s recent acquisition activity, please refer to page 25,  “Management’s Discussion and Analysis,” and Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements on page 45 of the Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Raw Materials

                The most significant raw materials to the Registrant are cheese, pepper, soybean oil, wheat, sweeteners, capsicums, garlic and onion.  Pepper and other spices and herbs are generally sourced from countries other than the United States. Others, like cheese and onion, are primarily sourced from within the United States. The Registrant is not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions and other factors beyond the Registrant’s control.  The Registrant responds to this volatility in a number of ways including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments.

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

                The Registrant has a large number of customers for its products.  In fiscal year 2007, sales to one of the Registrant’s customers, PepsiCo, Inc., accounted for 10% of consolidated net sales.  Sales to the Registrant’s five largest customers represented approximately 28.5% of consolidated net sales for this period.

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

Seasonality

                Due to seasonal factors inherent in the business, the Registrant’s sales, income and cash from operations generally are lower in the first two quarters of the fiscal year, increase in the third quarter and are significantly higher in the fourth quarter due to the holiday season. The seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital

                In order to meet increased demand for its consumer products during its fourth quarter, the Registrant usually builds its inventories during the third quarter. The Registrant generally finances working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper.  For a description of the Registrant’s liquidity and capital resources, see Note 6 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 48 and 49 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference, and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis” on pages 22 through 25 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Competition

                The Registrant is a global leader in the manufacture and sale of flavor products (including spices, herbs, extracts, seasonings and flavorings) and other specialty food products, and competes in a geographic market that is international and highly competitive. The Registrant’s strategies for competing in each of its segments include a focus on price and value, product quality and innovation, and superior service.  Additionally, in the consumer segment, the Registrant focuses on brand recognition and loyalty, effective advertising and promotional programs, and the identification and satisfaction of consumer preferences.  For further discussion, see pages 12, and 15 through 17 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Research and Development

                Many of the Registrant’s products are prepared from confidential formulae developed by its research laboratories and product development teams. Expenditures for research and development were $49.3 million in 2007, $45.0 million in 2006 and $43.1 million in 2005. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

                The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on the Registrant’s business. There were no material capital expenditures for environmental control facilities in 2007 and there are no material expenditures planned for such purposes in 2008.

Employees

                The Registrant had approximately 7,500 employees worldwide as of December 31, 2007. The Registrant believes its relationship with employees to be good. The Registrant has no collective bargaining contracts in the United States. At the Registrant’s foreign subsidiaries, approximately 1,200 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information About Geographic Locations

                For information on the net sales and long-lived assets of the Registrant, see Note 14, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 57 and 58 of the Annual Report to Stockholders for 2007, and the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 28 through 30 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Foreign Operations

                The Registrant is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends and exchange rate fluctuations. Approximately 40% of sales in 2007 were from international operations.

Forward-Looking Information

                For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 33 of the Registrant’s Annual Report to Stockholders for 2007, which page is incorporated by reference.

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

Item 1A.  Risk Factors

The following are certain risk factors that could affect the Registrant’s business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Registrant’s common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that the Registrant faces.  If any of the risks actually occur, the Registrant’s business, financial condition or results of operations could be negatively affected. In that case, the trading price of the Registrant’s securities could decline, and you may lose all or part of your investment.

Damage To The Registrant’s Reputation Or Brand Name Could Negatively Impact The Registrant.

The Registrant’s reputation for manufacturing high quality products is widely recognized. In order to safeguard that reputation, the Registrant has adopted rigorous quality assurance and quality control procedures which are designed to ensure conformity to specification and compliance with law. The Registrant also continually makes efforts to increase its brand awareness and relevance, and to maintain and improve relationships with its customers and consumers. A serious breach of the Registrant’s quality assurance or quality control procedures, or deterioration of its quality image, or impairment of its customer or consumer relationships, could have a material negative impact on its financial condition and results of operations.

Issues Regarding Procurement Of Raw Materials May Negatively Impact The Registrant.

The Registrant’s purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond the Registrant’s control. The most significant raw materials are cheese, pepper, soybean oil, wheat, sweeteners, capsicums, garlic and onion. While future movements of raw material costs are uncertain, the Registrant seeks to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. The Registrant has not used derivatives to manage the volatility related to this risk. Any actions taken in response to market price fluctuations may not effectively limit or eliminate the Registrant’s exposure to changes in raw material prices. Therefore, the Registrant cannot provide assurance that future raw material price fluctuations will not have a negative impact on its business, financial condition or operating results.

In addition, the Registrant may have very little opportunity to mitigate the availability risk of certain raw materials due to the effect of weather on crop yield, political unrest in the producing countries, changes in governmental agricultural programs and other factors beyond the Registrant’s control. Therefore, the Registrant cannot provide assurance that future raw material availability will not have a negative impact on its business, financial condition or operating results.

Further, political, socio-economic, and cultural conditions, as well as disruptions caused by terrorist activities, in developing countries create risks for food safety.  Although the Registrant has adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of its imported products, the Registrant cannot provide assurance that such events will not have a negative impact on its business, financial condition or operating results.

The Registrant’s Profitability May Suffer As A Result Of Competition In Its Markets.

The food industry is intensely competitive. Competition in the Registrant’s product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity and the ability to identify and satisfy consumer preferences. From time to time, the Registrant may need to reduce the prices for some of its products to respond to competitive and customer pressures. Such pressures also may impair the Registrant’s ability to take appropriate remedial action to address commodity and other cost increases.

The Registrant’s Operations May Be Impaired As A Result Of Disasters, Business Interruptions Or Similar Events.

A natural disaster such as an earthquake, fire, flood, or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting the Registrant’s operating activities, major facilities, or employees’ and customers’ health, or a computer system failure, could cause an interruption or delay in the Registrant’s business and loss of inventory and/or data or render the Registrant unable to accept and fulfill customer orders in a timely manner, or at all.  In addition, some of the Registrant’s inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent the Registrant from delivering products in a timely manner.  The Registrant cannot provide assurance that its disaster recovery plan will address all of the issues it may encounter in the event of a disaster or other unanticipated issue, and the Registrant’s business interruption insurance may not adequately compensate it for losses that may occur from any of the foregoing.  In the event that an earthquake, natural disaster, terrorist attack or other catastrophic event were to destroy any part of the Registrant’s facilities or interrupt its operations for any extended period of time, or if harsh weather or health conditions prevent the Registrant from delivering products in a timely manner, the Registrant’s business, financial condition and operating results could be seriously harmed.

The Registrant May Not Be Able To Successfully Consummate Proposed Acquisitions Or Divestitures Or Integrate Acquired Businesses.

From time to time, the Registrant may acquire other businesses and, based on an evaluation of its business portfolio, divest existing businesses. These potential acquisitions and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, and indemnities and potential disputes with the buyers or sellers.  In addition, the Registrant may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce its profitability. If the Registrant is unable to consummate these transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, its financial results could be adversely affected.

The Registrant’s Foreign Operations Are Subject To Additional Risks.

The Registrant operates its business and markets its products internationally. In 2007, 40% of the Registrant’s sales were generated in foreign countries. The Registrant’s foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. In particular, the Registrant’s subsidiaries conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, the Registrant’s reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect the Registrant’s profitability.

The Consolidation Of Customers May Put Pressures On The Registrant’s Operating Margins And Profitability.

                The Registrant’s customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue throughout the U.S., the European Union and other major markets.  Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These factors and others could have an adverse impact on the Registrant’s future sales growth and profitability.

Fluctuations In Foreign Currency Markets May Negatively Impact The Registrant.

                The Registrant is exposed to fluctuations in foreign currency cash flows primarily related to raw material purchases.  Most of this exposure is due to foreign operations needing to purchase raw materials in U.S. dollars.  The Registrant also is exposed to fluctuations in the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Additionally, the Registrant is exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Australian dollar, Mexican peso, Chinese renminbi and Thai baht. On occasion, the Registrant may enter into forward and option contracts to manage these foreign currency risks. However, these contracts may not effectively limit or eliminate the Registrant’s exposure to a decline in operating results due to foreign currency exchange changes. Therefore, the Registrant cannot provide assurance that future exchange rate fluctuations will not have a negative impact on its business, financial position or operating results.

Increases In Interest Rates May Negatively Impact The Registrant.

                The Registrant had total outstanding short-term borrowings of approximately $149.2 million at an average interest rate of approximately 5.28% on November 30, 2007.  The Registrant’s policy is to manage its interest costs using a mix of fixed and variable rate debt.  The Registrant also uses interest rate swaps to achieve a desired proportion of fixed and variable rate debt.  The Registrant utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate exposures that exist as part of its ongoing business operations.  The Registrant does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instrument.  The Registrant’s use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines.  However, the Registrant’s use of these instruments may not effectively limit or eliminate its exposure to changes in interest rates. Therefore, the Registrant cannot provide assurance that future interest rate increases will not have a material negative impact on its business, financial position or operating results.

The Pending Acquisition Of The Assets Of Lawry’s May Pose Risks To The Registrant’s Business.

                The Registrant has entered into an asset purchase agreement with Conopco, Inc. under which the Registrant agreed to purchase specified assets used in connection with the manufacturing, marketing, distributing and selling of food products under the Lawry’s and Adolph’s brands, including the “Lawry’s®” and “Adolph’s®” trade names, trademarks, and service marks, and all associated goodwill. There may be risks or costs resulting from the Lawry’s acquisition that are not presently known to the Registrant. Various factors, including regulatory approval, may delay or prevent us from completing the acquisition and increase the costs associated with the acquisition. For example, the Registrant has agreed with Conopco to divest its Season-All® business if the divesture becomes necessary to obtain clearance under the Hart-Scott-Rodino Act (“HSR”). The Registrant has agreed to pay Conopco a $30 million termination fee, subject to certain limited conditions, in the event that HSR clearance is not obtained.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

                The Registrant’s principal executive offices and primary research facilities are owned and are located in suburban Baltimore, Maryland.

                The following is a list of the Registrant’s principal manufacturing properties, all of which are owned except for the facilities in Commerce, California and Melbourne, Australia which are leased:

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

France
Carpentras — consumer and industrial
Monteux — consumer (2 principal plants)

The Netherlands
Papendrecht — consumer

Australia
Melbourne — consumer and industrial

.	China
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

Item 4.  Submission of Matters to a Vote of Security Holders

                No matter was submitted to a vote of security holders during the fourth quarter of Registrant’s fiscal year 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                The Registrant has disclosed in Note 16, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 59 of the Registrant’s Annual Report to Stockholders for 2007, which page is incorporated by reference, the information relating to the market price and dividends paid on the Registrant’s classes of common stock.  The market price of the Registrant’s common stock at the close of business on December 31, 2007 was $37.95 for the Common Stock and $37.91 for the Common Stock Non-Voting.

                The Registrant’s Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange. The approximate number of holders of Common Stock of the Registrant based on record ownership as of December 31, 2007 was as follows:

Approximate Number
Title of Class	of Record Holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	10,500

The following table summarizes the Company’s purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2007 to September 30, 2007	CS — 0	$0	CS — 0	$51.2 million
	CSNV — 225,000	$35.46	CSNV — 225,000

October 1, 2007 to October 31, 2007	CS — 58,913	$36.58	CS — 58,913	$49.1 million
	CSNV — 0	$0	CSNV — 0

November 1, 2007 to November 30, 2007	CS — 0.378	$35.16	CS — 0.378	$49.1 million
	CSNV — 0	$0	CSNV — 0

Total	CS — 58,913.378	$36.58	CS — 58,913.378	$49.1 million
	CSNV — 225,000	$35.46	CSNV — 225,000

Note:  In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization.  As of November 30, 2007, $49.1 million remained of the $400 million authorization.  This amount is expected to be sufficient for 2008 share repurchases in view of the anticipated acquisition of the Lawry’s business.

Item 6.  Selected Financial Data

                This information is set forth on the line items titled “Net sales,” “Net income from continuing operations,” “Earnings per share — Diluted - Continuing operations,” “Common dividends declared,” “Long-term debt” and “Total assets” in the “Historical Financial Summary” on page 60 of the Registrant’s Annual Report to Stockholders for 2007, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 43 through 45 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                This information is set forth in “Management’s Discussion and Analysis” on pages 15 through 37 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

                This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 28 through 30 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference, and in Note 7 “Financial Instruments” on pages 49 and 50 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

                The financial statements and supplementary data are included on pages 39 through 59 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on page 38 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference. The supplemental schedule for 2005, 2006 and 2007 is included on page 18 of this Annual Report on Form 10-K.

                The unaudited quarterly data is included in Note 16, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 59 of the Registrant’s Annual Report to Stockholders for 2007, which page is incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

                The Registrant maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. The Registrant’s principal executive officer and principal financial officer evaluated as of November 30, 2007 the effectiveness of this system of disclosure controls and procedures, and have concluded that such disclosure controls and procedures were effective as of such date.

Internal Control over Financial Reporting

                Management’s report on the Registrant’s internal controls over financial reporting and the report of the Registrant’s Independent Registered Public Accounting Firm on internal controls over financial reporting are included on pages 37 and 38 of the Registrant’s Annual Report to Stockholders for 2007, which pages are incorporated by reference.  No change occurred in the Registrant’s internal controls over financial reporting (as defined in Rule 13a-15(f)) during the last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Certifications

The certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31 and 32 to this Annual Report on Form 10-K.  Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Registrant’s Chief Executive Officer filed a certification with the NYSE on April 13, 2007 reporting that he was not aware of any violation by the Registrant of the NYSE’s Corporate Governance listing standards.

Item 9B.  Other Information

                In connection with the retirement of Mr. Lawless as Chief Executive Officer effective January 1, 2008, the Registrant entered into a consulting agreement with Mr.  Lawless, the current Chairman of the Registrant’s Board of Directors.  The agreement provides that Mr. Lawless, when and as requested by Mr. Wilson, the Registrant’s current Chief Executive Officer, will provide consulting services and advice to the Registrant and participate in various external activities and events for the benefit of the Registrant.  The agreement, which was approved by the Compensation Committee of the Registrant’s Board of Directors on January 22, 2008 and was executed on January 23, 2008, has a term of twelve months beginning January 1, 2008 and may be renewed for additional periods of time thereafter upon mutual written agreement.  Mr.  Lawless is to provide up to 400 hours of consulting services per year to the Registrant, subject to his reasonable availability.  For his services and commitments, the Registrant will pay Mr. Lawless a consulting fee at a rate equal to $20,000 per month for each month during the term of the agreement.  The Registrant will also reimburse Mr. Lawless for reasonable expenses that he incurs in providing these services.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

                Information responsive to this item is set forth in the sections titled “Corporate Goverannce,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for 2008, incorporated by reference herein, to be filed within 120 days after the end of the Registrant’s fiscal year (the “2008 Proxy Statement”).

                In addition to the executive officers described in the 2008 Proxy Statement incorporated by reference in Item 10 of this Report, the following individuals are also executive officers of the Registrant: Paul C. Beard; Kenneth A. Kelly, Jr.; Charles T. Langmead; Cecile K. Perich; and Robert W. Skelton.

                Mr. Beard is 53 years old and, during the last five years, has held the following position with the Registrant: March 2002 to present — Vice President, Finance & Treasurer.

                Mr. Kelly is 53 years old and, during the last five years, has held the following position with the Registrant: February 2000 to present — Vice President & Controller.

                Mr. Langmead is 50 years old and, during the last five years, has held the following positions with the Registrant:  September 2005 to present — President, U.S. Industrial Group; February 2002 to September 2005 — Vice President & General Manager, Food Service & Global Restaurant Divisions.

                Ms. Perich is 56 years old and, during the last five years, has held the following positions with the Registrant: February 2007 to present — Vice President — Human Relations; January 1997 to February 2007 — Vice President — Human Relations, U.S. Industrial Group.

                Mr. Skelton is 60 years old and, during the last five years, has held the following position with the Registrant: November 2002 to present — Senior Vice President, General Counsel & Secretary.

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

Item 11.  Executive Compensation

                Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion And Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Transactions

                Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2008 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

                Information responsive to this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2008 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

                Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

                (a)           The following documents are filed as a part of this Report:

                                1.             The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 17 of this Report.

                                2.             The financial statement schedule required by Item 8 of this Form 10-K which is listed in the Table of Contents appearing on page 17 of this Report.

                                3.             The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 19 through 21 of this Report.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ Alan D. Wilson	President & Chief	January 28, 2008
	Alan D. Wilson	Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ Alan D. Wilson	President & Chief	January 28, 2008
	Alan D. Wilson	Executive Officer

Principal Financial Officer:

By:	/s/ Gordon M. Stetz, Jr.	Executive Vice	January 28, 2008
	Gordon M. Stetz, Jr.	President & Chief Financial
Officer

Principal Accounting Officer:

By:	/s/ Kenneth A. Kelly, Jr.	Vice President &	January 28, 2008
	Kenneth A. Kelly, Jr.	Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ John P. Bilbrey	January 28, 2008
John P. Bilbrey

/s/ James T. Brady	January 28, 2008
James T. Brady

/s/ Francis A. Contino	January 28, 2008
Francis A. Contino

/s/ J. Michael Fitzpatrick	January 28, 2008
J. Michael Fitzpatrick

/s/ Freeman A. Hrabowski, III	January 28, 2008
Freeman A. Hrabowski, III

/s/ Robert J. Lawless	January 28, 2008
Robert J. Lawless

/s/ Michael D. Mangan	January 28, 2008
Michael D. Mangan

/s/ Joseph W. McGrath	January 28, 2008
Joseph W. McGrath

/s/ Margaret M. V. Preston	January 28, 2008

Margaret M. V. Preston

/s/ George A. Roche	January 28, 2008
George A. Roche

/s/ William E. Stevens	January 28, 2008

William E. Stevens

/s/ Alan D. Wilson	January 28, 2008
Alan D. Wilson

TABLE OF CONTENTS AND RELATED INFORMATION

Included in the Registrant’s 2007 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Income Statement for the years ended November 30, 2007, 2006 & 2005

Consolidated Balance Sheet, November 30, 2007 & 2006

Consolidated Cash Flow Statement for the years ended November 30, 2007, 2006 & 2005

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2007, 2006 & 2005

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

*Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2007 Annual Report to Stockholders of the Registrant for its fiscal year ended November 30, 2007 is being furnished with this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS) (1)

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year

Year ended November 30, 2007 Allowance for doubtful receivables	$5.9	$.4	$.6	$5.7

Year ended November 30, 2006 Allowance for doubtful receivables	$5.4	$1.5	$1.0	$5.9

Year ended November 30, 2005 Allowance for doubtful receivables	$6.7	$.3	$1.6	$5.4

Notes: None

EXHIBIT INDEX

Exhibit Number		Description

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Restated and Amended on June 26, 2007	Incorporated by reference from Exhibit 3(i) of the Registrant’s Form 8-K dated June 26, 2007, as filed with the Securities and Exchange Commission on July 2, 2007.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter)

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

(iv)

Indenture dated December 7, 2007 between Registrant and The Bank of New York, incorporated by reference from Exhibit 4.1 of Registrant’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007. Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated December 1, 2005, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated July 10, 2006, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007.

(10)	Material contracts

(i)

Registrant’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein. Amendment Number 1 to the Supplemental Executive Retirement Plan, effective January 1, 2005, which agreement is incorporated by reference from Exhibit 10(iv) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.*

(ii)

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

2005 Deferred Compensation Plan, effective January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 10(xii) of the Registrant’s Form 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.*

(x)

$400,000,000 Credit Agreement, dated January 25, 2005 among Registrant and Certain Financial Institutions, which agreement is incorporated by reference from Exhibit 10(xv) of the Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.

(xi)

The 2007 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 16, 2007, as filed with the Securities and Exchange Commission on February 16, 2007, and incorporated by reference herein.*

(xii)

Asset Purchase Agreement, dated November 13, 2007, between the Registrant and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 13, 2007.

	(xiii)	Consulting Agreement, dated as of January 1, 2007, among the Registrant, CKB Consulting LLC and Robert J. Lawless.* Attached

(13)	Annual Report to Stockholders “2007”	Attached.

(21)	Subsidiaries of the registrant	Attached.

(23)	Consents of experts and counsel	Attached.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

* Management contract or compensatory plan or arrangement.