Form 10-Q
period 2008-02-29
MCCORMICK & CO INC
filed 2008-04-07
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 29, 2008

Common Stock	12,783,616

Common Stock Non-Voting	115,407,137

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in thousands except per share amounts)

	Three Months Ended
	Feb 29,	Feb 28,
	2008	2007

Net sales	$723,950	$652,639
Cost of goods sold	438,200	388,287

Gross profit	285,750	264,352

Selling, general and administrative expense	204,725	190,637
Restructuring charges	3,636	7,364

Operating income	77,389	66,351

Interest expense	14,757	13,853
Other income, net	3,300	1,843

Income from consolidated operations before income taxes	65,932	54,341

Income taxes	19,873	15,989

Net income from consolidated operations	46,059	38,352

Loss on sale of unconsolidated operations	—	(290)
Income from unconsolidated operations	5,429	6,573
Minority interest	(65)	(407)

Net income	$51,423	$44,228

Earnings per common share – basic	$0.40	$0.34

Average shares outstanding – basic	127,950	130,344

Earnings per common share – diluted	$0.39	$0.33

Average shares outstanding – diluted	131,067	134,195

Cash dividends paid per common share	$0.22	$0.20

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	February 29,	February 28,	November 30,
	2008	2007	2007
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$24,436	$38,582	$45,876
Receivables, net	423,761	379,789	456,541
Inventories
Finished products	217,480	211,487	221,977
Raw materials and work-in-process	231,903	200,353	208,185
	449,383	411,840	430,162
Prepaid expenses and other current assets	53,764	57,116	50,508
Total current assets	951,344	887,327	983,087

Property, plant and equipment	1,049,748	973,457	1,028,841
Less: accumulated depreciation	(563,100)	(507,509)	(541,229)
Total property, plant and equipment, net	486,648	465,948	487,612

Goodwill, net	947,747	808,228	879,543
Intangible assets, net	227,769	191,001	207,515
Prepaid allowances	45,473	49,123	39,256
Investments and other assets	199,295	160,267	190,438

Total assets	$2,858,276	$2,561,894	$2,787,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$116,994	$185,774	$149,232
Current portion of long-term debt	2,867	151,249	403
Trade accounts payable	251,356	218,193	243,300
Other accrued liabilities	366,509	340,525	468,372
Total current liabilities	737,726	895,741	861,307

Long-term debt	676,665	418,426	573,473
Other long-term liabilities	279,387	255,893	257,672
Total liabilities	1,693,778	1,570,060	1,692,452

Minority interest	9,126	4,030	9,852

Shareholders’ Equity
Common stock	204,590	186,623	201,013
Common stock non-voting	308,204	279,050	300,059
Retained earnings	360,358	381,951	323,780
Accumulated other comprehensive income	282,220	140,180	260,295

Total shareholders’ equity	1,155,372	987,804	1,085,147

Total liabilities and shareholders’ equity	$2,858,276	$2,561,894	$2,787,451

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in thousands)

	Three months ended
	Feb 29,	Feb 28,
	2008	2007

Cash flows from operating activities
Net income	$51,423	$44,228
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	22,449	19,882
Stock-based compensation	3,730	4,630
Income from unconsolidated operations	(5,429)	(6,573)
Changes in operating assets and liabilities	(47,904)	(137,635)
Dividends from unconsolidated affiliates	—	377
Net cash flow provided by (used in) operating activities	24,269	(75,091)

Cash flows from investing activities
Acquisition of business	(76,402)	(3,041)
Capital expenditures	(17,280)	(15,456)
Proceeds from sale of property, plant and equipment	108	50
Net cash flow used in investing activities	(93,574)	(18,447)

Cash flows from financing activities
Short-term borrowings, net	(29,739)	105,152
Long-term debt borrowings	248,275	—
Long-term debt repayments	(150,096)	(139)
Proceeds from exercised stock options	6,015	16,694
Common stock acquired by purchase	—	(10,967)
Dividends paid	(28,148)	(26,055)
Net cash flow provided by financing activities	46,307	84,685

Effect of exchange rate changes on cash and cash equivalents	1,558	(1,608)

Decrease in cash and cash equivalents	(21,440)	(10,461)
Cash and cash equivalents at beginning of period	45,876	49,043

Cash and cash equivalents at end of period	$24,436	$38,582

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

The results of consolidated operations for the three month period ended February 29, 2008 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2007.

Accounting and Disclosure Changes

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for our first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after November 30, 2009. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements, however, the implementation of SFAS No. 141R may have a material impact on our financial statements for businesses we acquire post-adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provide additional disclosures with our filing for our year ended November 30, 2007. Changes in the funded status will be recorded beginning with our year ending November 30, 2008. The requirement to change the measurement date is effective for our year ending November 30, 2009. The impact of measuring the funded status as of November 30, 2009 will be dependent upon interest rates, market performance and other factors at the measurement date and therefore cannot be determined.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 (see Note 10 for further details). There was no material effect upon adoption of this new accounting pronouncement on our financial statements. We have not yet determined the impact on our financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities for our first quarter of 2009.

On December 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 sets a threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each tax position, we must determine whether it is more likely than not that the position will be sustained on audit based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. See Note 8 for further details.

2.                             ACQUISITIONS

Acquisitions of brands are part of our growth strategy to improve margin and increase sales and profits.

On February 20, 2008, we purchased Billy Bee Honey Products Ltd. (Billy Bee) for $76.4 million in cash, a business which operates in North America and is primarily included in our consumer segment from the date of acquisition. Billy Bee markets and sells under the “Billy Bee” and “Doyon” brands. The annual sales of this business are approximately $37.0 million and include branded, private label and industrial products.

The excess purchase price over the estimated fair value of the tangible net assets purchased was $69.5 million.  The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of February 29, 2008, $19.1 million was allocated to other intangible assets and $50.4 million to goodwill.  We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable.

On November 13, 2007, we signed a definitive agreement with Unilever to purchase the assets of the Lawry’s business for $605 million in cash. The transaction is expected to close in the second half of 2008. Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” and “Adolph’s” brands. The acquisition includes the rights to the brands as well as related inventory and a small number of dedicated production lines. It does not include any manufacturing facilities or employees. The closing of the Lawry’s acquisition is subject to the expiration or termination of the Hart-Scott-Rodino (HSR) waiting period and other customary closing conditions. We are continuing to work with the FTC on the HSR regulatory review process. We have agreed to pay Unilever a $30 million termination fee, subject to certain limited conditions, in the event that HSR clearance is not obtained.

On July 30, 2007, we purchased Thai Kitchen SA (Thai Kitchen) for $12.8 million in cash, a business which operates in Europe and is included in our consumer segment from the date of acquisition. This acquisition complements our U.S. purchase of Simply Asia Foods in 2006. The annual sales are approximately $7.0 million.

On January 31, 2007, we purchased the assets of Fish Crisp

Enterprises, Inc. (Fish Crisp) for $3.0 million in cash. This business operates in North America and is included in our consumer segment from the date of acquisition. Fish Crisp markets and sells seafood products under the “Rocky Madsen’s Fish Crisp Original” and “Gourmet Grill” brands and has annual sales of approximately $2 million.

3.                             RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of $115 to $125 million for this program. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect $85 to $90 million will consist of severance and other personnel costs and $50 to $55 million for other exit costs. Asset write-offs are expected to be $10 to $20 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. We expect the cash related portion of the charges will be $95 to $105 million, of which approximately $9 million is expected to be spent in 2008, net of cash received for asset sales. The actions being taken are expected to reduce positions by approximately 1,200 by November 2008.

During the three months ended February 29, 2008, we recorded restructuring charges of $3.9 million ($2.7 million after-tax), of which $3.6 million is reflected in restructuring charges and $0.3 million is reflected in cost of goods sold in our income statement. We recorded $1.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $2.3 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. The remaining $0.5 million is comprised of inventory write-offs related primarily to facility consolidations in France and accelerated depreciation of assets. Of the 1,200 positions expected to be reduced, 1,025 positions have been eliminated as of February 29, 2008. From inception of the project in November 2005, we have incurred $99.8 million of restructuring charges, including the $33.7 gain recorded on the redemption of our Signature investment in 2006.

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

Also in the first quarter of 2007, in connection with the exiting of an unconsolidated joint venture in Asia, we recorded a net loss of $0.3 million, after tax.

The business segment components of the restructuring charges recorded in 2008 and 2007 are as follows (in thousands):

	Three months ended
	Feb 29,	Feb 28,
	2008	2007

Consumer	$2,610	$5,345
Industrial	1,313	2,494

Total restructuring charges	$3,923	$7,839

Consumer: The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. The restructuring charges in 2007 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

Industrial: The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe. The restructuring charges in 2007 include other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe.

During the three months ended February 29, 2008 and February 28, 2007, we spent $5.0 million and $20.1 million, respectively, in cash on the restructuring plan. From inception of the project in November 2005, $88.3 million in cash has been spent on the restructuring plan, including the $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in thousands):

	Severance	Asset
	and personnel	related	Other
	costs	charges	Exit costs	Total
First Quarter 2008:

Balance at Nov 30, 2007	$7,151	$—	$300	$7,451
Restructuring charges	1,110	543	2,270	3,923
Amounts utilized	(2,571)	(543)	(2,438)	(5,552)

Balance at Feb 29, 2008	$5,690	$—	$132	$5,822

First Quarter 2007:

Balance at Nov 30, 2006	$20,348	$—	$3,091	$23,439
Restructuring charges	2,132	859	4,848	7,839
Amounts utilized	(13,305)	(859)	(6,985)	(21,149)
Balance at Feb 28, 2007	$9,175	$—	$954	$10,129

4.                             EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in thousands):

	Three months ended
	Feb 29,	Feb 28,
	2008	2007

Average shares outstanding – basic	127,950	130,344
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	3,117	3,851
Average shares outstanding – diluted	131,067	134,195

The following table sets forth the common stock activity for the three months ended February 29, 2008 and February 28, 2007 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in thousands):

	Three months ended
	Feb 29,	Feb 28,
	2008	2007

Shares issued under stock option and employee stock purchase plans and RSUs	434	782
Shares repurchased in connection with the stock repurchase program	—	280

As of February 29, 2008, $49 million remained of the $400 million share repurchased authorization.

5.                             COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in thousands):

	Three months ended
	Feb 29,	Feb 28,
	2008	2007

Net income	$51,423	$44,228
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs	(746)	33
Foreign currency translation adjustments	24,165	(709)
Derivative financial instruments	(1,495)	544
Comprehensive income	$73,347	$44,096

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in thousands):

	Feb 29,	Feb 28,
	2008	2007

Foreign currency translation adjustment	$370,790	$222,718
Unrealized gain (loss) on foreign currency exchange contracts	(1,872)	243
Fair value of open interest rate swaps	(5,206)	(3,240)
Unamortized value of settled interest rate swaps	(6,464)	—
Pension and other postretirement costs	(75,028)	(79,541)
Accumulated other comprehensive income	$282,220	$140,180

6.                             PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 29, 2008 and February 28, 2007 (in thousands):

	United States		International
	2008	2007	2008	2007
Defined benefit plans
Service cost	$2,653	$2,943	$1,530	$1,633
Interest costs	6,536	6,124	2,959	2,560
Expected return on plan assets	(6,599)	(6,182)	(3,175)	(2,371)
Amortization of prior service costs	2	21	33	24
Recognized net actuarial loss	1,197	2,500	472	765
Total pension expense	$3,789	$5,406	$1,819	$2,611

We do not expect to make any contributions to our major U.S. pension plan in 2008 as we were in an overfunded status as of November 30, 2007. In the three months ended February 28, 2007, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans and our qualified U.S. plan are generally funded throughout the year. Total contributions to our pension plans in 2008 are expected to be approximately $20 million.

The following table presents the components of our other postretirement benefits expense for the three months ended February 29, 2008 and February 28, 2007 (in thousands):

	Three months ended
	Feb 29,	Feb 28,
	2008	2007
Other postretirement benefits
Service cost	$941	$796
Interest costs	1,557	1,467
Amortization of prior service costs	(331)	(284)
Amortization of (gains)/losses	205	250
Total other postretirement expense	$2,372	$2,229

7.                             STOCK-BASED COMPENSATION

For the three months ended February 29, 2008 and February 28, 2007, we recorded $3.7 million and $4.6 million, respectively, of stock-based compensation expense in selling, general and administrative expense. Our 2008 annual grant of stock options and restricted stock units (RSU) will occur in the second quarter, similar to the 2007 annual grant.

The following is a summary of all option activity for the three months ended February 29, 2008 and February 28, 2007:

	2008		2007
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
(shares in thousands)	Shares	Price	Shares	Price

Outstanding at beginning of period	14,236	$26.38	15,771	$25.31
Exercised	(368)	18.58	(702)	20.81
Forfeited	(14)	36.40	(15)	35.52
Outstanding at end of February	13,854	26.58	15,054	25.51

Exercisable at end of February	12,744	$25.62	12,893	$23.99

As of February 29, 2008 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $120.2 million and the intrinsic value for all options exercisable was $119.9 million. The total intrinsic value of all options exercised during the three months ended February 29, 2008 and February 28, 2007 was $6.5 million and $12.6 million, respectively.

The following is a summary of all of our RSU activity for the three months ended February 29, 2008 and February 28, 2007:

	2008		2007
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date
(shares in thousands)	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of period	373	$36.47	280	$32.88
Vested	(150)	$33.80	(139)	$32.83
Forfeited	(2)	$36.73	(2)	$32.83
Outstanding at end of February	221	$38.28	139	$32.93

8.                             INCOME TAXES

On December 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Upon adoption, we recorded the cumulative effect of this change in accounting principle of $12.8 million as a reduction to the opening balance of retained earnings.

The total amount of unrecognized tax benefits as of December 1, 2007 was $26.5 million, the recognition of which would have an effect of $24.8 million on the effective tax rate. We have historically classified unrecognized tax benefits in other accrued liabilities. As a result of the adoption of FIN 48, unrecognized tax benefits were reclassified to other long-term liabilities, unless expected to be paid within one year.

We record interest and penalties related to our federal, state, and non-U.S. income taxes in income tax expense. As of December 1, 2007, we had accrued $2.3 million of interest and penalties related to unrecognized tax benefits.

There were no significant changes to unrecognized tax benefits during the three months ended February 29, 2008. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits varies depending on the tax jurisdiction. In major jurisdictions, with few exceptions, we are no longer subject to income tax audits by taxing authorities for years before 2003. In 2007, the Internal Revenue Service commenced an examination of our U.S. income tax return for the tax year 2005 that is anticipated to be completed by the end of fiscal year 2008 or in early fiscal year 2009. Based on our current knowledge, we do not believe that the outcome of the examination will have a material impact on our financial statements.

Income taxes for the first quarter of 2008 include $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlements of state tax audits.

Income taxes for the first quarter of 2007 include $1.4 million of a discrete tax benefit as a result of new tax legislation enacted in The Netherlands in December 2006 that reduced the corporate income tax rate. Based upon this new tax legislation and in accordance with SFAS No. 109, we recorded a decrease to income tax expense and adjusted our deferred tax liabilities.

9.                             FINANCIAL INSTRUMENTS

In December 2007, we issued $250 million of 5.75% notes due 2017. Net interest is payable semiannually in arrears in January and July of each year. These notes were also subject to an interest rate hedge as further disclosed below. The net proceeds from this offering were used to repay $150 million of debt that matured in the first quarter of 2008 with the remainder used to repay short-term debt.

In August 2007, we entered into $150 million of forward treasury lock agreements to manage the interest rate risk associated with the forecasted issuance of $250 million of fixed rate notes issued in December 2007. We cash settled these treasury lock agreements for a loss of $10.5 million simultaneous with the issuance of the notes and effectively fixed the interest rate on the $250 million notes at a weighted average fixed rate of 6.25%. The loss on these agreements has been deferred in other comprehensive income and will be amortized over the ten-year life of the notes as a component of interest expense.

10.                       FAIR VALUE MEASUREMENTS

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•                  Level 1:       Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2:       Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                  Level 3:       Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value	Fair Value Measurements at 2/29/08 Using Fair Value Hierarchy
	as of
	2/29/08	Level 1	Level 2	Level 3
Assets

Cash and cash equivalents	$24,436	$24,436	$—	$—
Long-term investments	48,986	48,986	—
Interest rate derivatives	1,680	—	1,680	—

Total	$75,102	$73,422	$1,680	$—

Liabilities

Long-term debt	$706,834	$—	$706,834	$—
Foreign currency derivatives	2,522	—	2,522	—

Total	$709,356	$—	$709,356	$—

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

11.                       BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial.  The consumer and industrial segments manufacture, market and distribute spices, herbs, seasoning blends and other flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Silvo”, “Schwartz”, “Club House” and “Billy Bee”. Our industrial segment sells to other food manufacturers and the food service industry both directly and indirectly through distributors.

In each of our segments, we produce and sell many individual products which are similar in composition and nature. It is impractical to segregate and identify revenue and profits for each of these individual product lines.

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

	Consumer	Industrial	Total
	(in thousands)
Three months ended February 29, 2008
Net sales	$410,430	$313,520	$723,950
Restructuring charges	2,610	1,313	3,923
Operating income excluding restructuring charges	66,977	14,335	81,312
Income from unconsolidated operations	4,049	1,380	5,429

Three months ended February 28, 2007
Net sales	$374,769	$277,870	$652,639
Restructuring charges	5,345	2,494	7,839
Operating income excluding restructuring charges	60,187	14,003	74,190
Income from unconsolidated operations	5,368	1,205	6,573

The reconciliation of operating income excluding restructuring charges to operating income for the three months ended February 29, 2008 and February 28, 2007 is as follows:

	Three months ended February 29, 2008	Three months ended February 28, 2007

Operating income excluding restructuring charges	$81,312	$74,190
Restructuring charges	3,923	7,839
Operating income	77,389	66,351

ITEM 2           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

We are a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings and other flavors to the entire food industry. Customers range from retail outlets and food service providers to food manufacturers. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa.

We operate in two business segments, consumer and industrial. Profit margins in our consumer business are higher than the profit margins in our industrial business, which is consistent with the experience of other manufacturers operating in the same business segments. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack.

Our Financial Objectives

With good visibility into our business prospects and operating environment, growth objectives are used as internal goals and to provide a financial outlook for our shareholders. Our objectives in 2008 are to grow sales 5 to 7% and earnings per share 8 to 10%. Sales growth will benefit from higher pricing, favorable foreign exchange rates and the addition of Billy Bee Honey Products. Upon completion of our three-year restructuring program, beginning in 2009, we expect to grow sales annually by 4 to 6% and earnings per share by 9 to 11%.

Our Strategy

Our strategy is to improve margins, invest in our business and increase sales and profits. We believe this strategy is as effective now as it was when we developed it in 1998.

Our goal is to improve gross profit margin with cost savings from restructuring projects, the elimination of lower margin business, acquisitions of high-margin brands and the introduction of higher-margin, more value-added products. While our long-term goal is to improve gross profit margin by at least 0.5% a year for the next five years, we do not expect to achieve this goal in 2008. This is primarily due to the effects of higher commodity costs that we began to experience in second half of 2007 and which are continuing into 2008. While we have been able to offset the dollar impact of these higher costs through our pricing actions, there was a negative impact on our gross profit margin in the first quarter of 2008.

We are investing in our consumer business by revitalizing our McCormick brand spices and seasonings in the United States. New labels and new flip-top caps were introduced in 2006, and new store shelving displays that make shopping easier for the consumer and restocking easier for retailers continues to be rolled out and is expected to be completed in 2008. A similar effort is underway that is designed to drive growth of our Schwartz brand in the U.K. and the Ducros brand in France.

To grow sales and profits, we have undertaken a restructuring program to improve our global supply chain. The plan, which was announced in 2005 and will extend through 2008, is intended to reduce our complexity and create an organization more focused on growth opportunities. We expect to reach up to $55 million in annual cost savings, ahead of our initial goal of $50 million.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential. In our developed markets, we are seeking brands that have a niche position and meet a growing consumer trend.

We have made significant progress in transforming our U.S. industrial business. We are simplifying the business and focusing our resources on large customers who have the greatest potential to add profitable sales.

Across all of our businesses, we are focused on monitoring and leading the latest trends through innovation. Convenience, freshness, wellness and ethnic flavors drive consumer demand and are a part of our new product development and acquisition strategy.

RESULTS OF OPERATIONS - COMPANY

	Three months ended
	Feb 29,	Feb 28,
	2008	2007
	(in thousands)

Net sales	$723,950	$652,639
Percent growth	10.9%
Gross profit	$285,750	$264,352
Gross profit margin	39.5%	40.5%

The sales increase of 10.9% includes 3.8% for the favorable impact of foreign currency. The remaining 7.1% increase results from higher pricing of approximately 5% and volume increases particularly in brand spices and seasonings from new products.

Gross profit increased 8.1% while the gross profit margin remains under pressure from higher and more volatile commodity costs. We have taken pricing actions which have offset the higher commodity costs on a dollar basis. However, on a gross profit margin basis these changes had a net unfavorable impact of 50 basis points. Gross profit margin was also adversely impacted by a sales growth rate for our lower margin industrial products, which exceeded the sales growth for our higher margin consumer products. Restructuring charges in both 2008 and 2007 had a negligible impact on our gross profit margin.

	Three months ended
	Feb 29,	Feb 28,
	2008	2007
	(in thousands)

Selling, general & administrative expense (SG&A)	$204,725	$190,637
Percent of net sales	28.3%	29.2%

SG&A expense as a percentage of net sales decreased due to savings from our restructuring program and decreases in advertising. The decreases in advertising of $1.8 million are timing related. For the full year 2007, we spent $54 million for advertising and we expect to increase our spending for advertising expense in 2008 by over 10%.

Interest expense increased in the first quarter of 2008 by $0.9 million compared to the same period last year. Total average debt outstanding was higher in 2008 when compared to 2007. However, this effect was partially offset by the refinancing of higher interest rate long-term debt during the first quarter of 2008, which has reduced the average interest rate on our total debt for 2008 when compared to 2007.

The effective tax rate for the first quarter of 2008 was 30.1% compared to a 29.4% rate for the first quarter of 2007. The effective tax rate for the first quarter of 2008 includes $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlement of state tax audits. Excluding the effect of these tax benefits, the effective tax rate for fiscal year 2008 is estimated to be 31%. The effective tax rate for the first quarter of 2007 includes a $1.4 million discrete tax benefit as a result of new tax legislation enacted in The Netherlands in December 2006 (see Note 8 of the financial statements).

Income from unconsolidated operations for the first quarter of 2008 decreased by $1.1 million to $5.4 million when compared to the same period in 2007. This decrease was primarily driven by the higher cost of soy oil, which is impacting our joint venture in Mexico. Soy oil is the primary ingredient in mayonnaise, which is the leading product for this joint venture. If the price of soy oil stays at the current level, it is likely that we will continue to report lower levels of joint venture profit throughout 2008 when compared to 2007.

Diluted earnings per share for the first quarter of 2008 were $0.39 compared to $0.33 for the first quarter of 2007, an increase of $0.06. Charges related to the Company’s restructuring program reduced earnings per share $0.02 in the first quarter of 2008 and $0.04 in the first quarter of 2007. Higher operating income added $0.04, lower shares outstanding added $0.01 and a reduction in income from unconsolidated operations decreased earnings per share by $0.01 during the first quarter.

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as these programs are managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended
	Feb 29,	Feb 28,
	2008	2007
	(in thousands)

Net sales	$410,430	$374,769
Percent growth	9.5%
Operating income excluding restructuring charges	$66,977	$60,187
Operating income margin, excluding restructuring charges	16.3%	16.1%

The sales increase of 9.5% includes a favorable foreign exchange rate impact of 4.2%. The remaining increase of 5.3% came equally from increased prices and higher volume.

In the Americas, sales increased 8.2% in the first quarter of 2008, compared to the first quarter of 2007, with 1.4% of the increase coming from favorable foreign exchange rates. About one half of the remaining increase resulted from higher volume and product mix, while the other half of the increase was from pricing actions. Marketing support, innovation, our revitalization program and an early Easter holiday drove increases in spices and seasonings, Hispanic items, dry seasoning mixes, economy brands and our Club House brand in Canada. The pricing component was aided by some carryover benefit of higher pepper prices taken during 2007, and a one month benefit of a 2008 pricing action that applied to a broad range of products to offset commodity cost increases.

First quarter 2008 sales in Europe increased 11.7% compared to the first quarter of 2007. Without the impact of favorable foreign exchange rates, sales in Europe increased by 2.6%. We had a carryover benefit from price increases taken in 2007 and incremental sales from the acquisition of Thai Kitchen SA in Europe last year. In addition our Schwartz brand in the U.K. is responding well to improved merchandising and advertising. We are expanding a successful U.K. campaign with print ads to other markets in Europe.

In the Asia/Pacific region sales increased 13.6% in the first quarter of 2008 compared to the first quarter of 2007. Of this increase, 10.6% was due to the impact of favorable foreign exchange rates. While we continue to grow sales in China at a double-digit pace, our consumer business in Australia had lower sales. In both Australia and China, we are introducing improved merchandising systems which have met with success in the U.S. and Europe.

First quarter 2008 operating income excluding restructuring charges for our consumer business increased $6.8 million, or 11.3%, compared to the same period of 2007 due primarily to the sales increase of 9.5%. Also, while we plan to increase our advertising by 10% in 2008, this expense was down $1.8 million in the first quarter of 2008 when compared to the prior year due to the timing of our marketing programs.

In the first quarter of 2008, $2.6 million of restructuring charges were recorded in the consumer business, compared to $5.3 million in the first quarter of 2007. The charges in the first quarter of 2008 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S. and U.K. The restructuring charges in the first quarter of 2007 included severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

INDUSTRIAL BUSINESS

	Three months ended
	Feb 29,	Feb 28,
	2008	2007
	(in thousands)

Net sales	$313,520	$277,870
Percent growth	12.8%
Operating income excluding restructuring charges	$14,335	$14,003
Operating income margin, excluding restructuring charges	4.6%	5.0%

The sales increase of 12.8% includes a favorable foreign exchange rate impact of 3.3%. Pricing is being increased to reflect higher costs of flour, soy oil, cheese and other commodities. A favorable product mix also added to first quarter sales.

In the Americas, industrial sales increased 10.1% in the first quarter of 2008 compared to the same period in 2007. Excluding the impact of foreign exchange rates, sales were up 8.4%. Higher pricing to offset commodity increases accounted for the majority of this first quarter sales increase. We have also achieved growth with snack seasonings, beverage flavors and new seasoning business for several food manufacturers.

In Europe, industrial sales increased 17.3% in the first quarter of 2008 compared to the same period of 2007, which included a favorable foreign exchange rate impact of 5.3%. Pricing contributed about half of the remaining increase. Strong sales of snack seasonings and seasoning blends and condiments for the restaurant industry also contributed to growth in the first quarter.

In the Asia/Pacific region, industrial sales increased 23.9% in the first quarter of 2008 compared to the first quarter of 2007, which included a favorable foreign exchange rate impact of 10.6%. Pricing changes were minimal in the first quarter. Higher volumes and a positive sales mix were due to increased sales of seasonings for chicken sold to restaurant customers and snack seasonings sold to food manufacturers.

In the first quarter of 2008, industrial business operating income excluding restructuring charges increased $0.3 million, or 2.4%, compared to the first quarter of 2007. Our rate of profit growth was well below that of the sales increase of 12.8% due to pressures from higher commodity costs.

In the first quarter of 2008, $1.3 million of restructuring charges were recorded in the industrial business, compared to $2.5 million in the first quarter of 2007. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe. The charges in the first quarter of 2007 include other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe.

RESTRUCTURING CHARGES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs. At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements. These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005. As part of this plan, over a three-year period, we are consolidating our global manufacturing, rationalizing our distribution facilities, improving our go-to-market strategy, eliminating administrative redundancies and rationalizing our joint venture partnerships. In addition, for the industrial business, we are reallocating resources to key customers and taking pricing actions on lower volume products to meet new margin targets. Through 2007, these actions have reduced the number of industrial business customers by 30% and products in the U.S. by approximately 20%. Sales related to these customers and products represent approximately 2 to 5% of industrial business sales in the U.S. As these sales have minimal profit, this reduction is leading to higher margins. These reductions are also leading to the consolidation of certain manufacturing facilities.

We expect that the restructuring plan will reduce complexity and increase the organizational focus on growth opportunities in both the consumer and industrial businesses. We are projecting up to $55 million ($37 million after-tax) of annual cost savings by the end of 2008. In 2006, we realized $10 million ($7 million after-tax) of annual cost savings and another $35 million ($24 million after-tax) in 2007. This has improved margins and increased earnings per share, offset higher costs, as well as allowed us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are reflected in both cost of sales and selling, general and administrative expenses in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $115 to $125 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect that $85 to $90 million will consist of severance and other personnel costs and $50 to $55 million of other exit costs. Asset write-offs are expected to be $10 to $20 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006.

Restructuring charges to date include $10.7 million recorded in 2005, $50.4 million recorded during 2006 (including the gain on Signature) and $34.8 million recorded in 2007. We recorded $3.9 million in the first quarter of 2008 and expect to incur a total of $20 million in charges for the 2008 year.  For the total plan, the cash related portion of the charges will be approximately $95 to $105 million, with total cash spent to date of $88.3 million, after offsetting the $9.2 million in net cash received from the redemption of Signature. We expect to spend approximately $9 million in 2008, net of cash received from asset sales. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken are expected to reduce positions by approximately 1,200 by November 2008. Of the expected position reduction, 1,025 positions have been eliminated as of February 29, 2008.

During the three months ended February 29, 2008, we recorded restructuring charges of $3.9 million ($2.7 million after-tax), of which $3.6 million is reflected in restructuring charges and $0.3 million is reflected in cost of goods sold in our income statement. We recorded $1.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $2.3 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S. and U.K. The remaining $0.5 million is comprised of inventory write-offs related primarily to facility consolidations in France and accelerated depreciation of assets. From inception of the project in November 2005, we have incurred $99.8 million of restructuring charges, including the $33.7 gain recorded on the redemption of our Signature investment in 2006.

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

Also in the first quarter of 2007, in connection with the exiting of an unconsolidated joint venture in Asia, we recorded a net loss of $0.3 million, after tax.

During the three months ended February 29, 2008 and February 28,

2007, we spent $5.0 million and $20.1 million, respectively, in cash on the restructuring plan.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward and option contracts was an unrealized loss of $2.5 million as of February 29, 2008, compared to an unrealized gain of $0.3 million as of February 28, 2007 and a unrealized loss of $2.7 million as of November 30, 2007. The notional value of our portfolio of forward and option contracts was $59.8 million as of February 29, 2008, compared to the $50.8 million notional value as of February 28, 2007 and the $63.1 million notional value as of November 30, 2007. The quarterly fluctuation in nominal value is a result of our decisions on foreign currency exposure coverage, based on foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of February 29, 2008, we had a total of $225 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps changed from $10.8 million loss as of November 30, 2007 to $1.7 million gain as of February 29, 2008 due to the settlement of the treasury lock agreements in December 2007 (see Note 9 of the financial statements) and changes in interest rates.

Credit Risk

There has been no significant change to our credit risk since the disclosure in our Annual Report on Form 10-K for the year ended November 30, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 29, 2008, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2007.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	Feb 29,	Feb 28,
	2008	2007
	(in thousands)

Net cash provided by (used in) operating activities	$24,269	$(75,091)
Net cash used in investing activities	(93,574)	(18,447)
Net cash provided by financing activities	46,307	84,685

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

Operating Cash Flow - The increase in operating cash flow is driven by strong collections of receivables in the first quarter of 2008. In addition, payments for restructuring actions and income taxes were less in the first quarter of 2008 as compared to those made in the prior year. Also, during the three months ended February 28, 2007, we made a $22 million contribution to our major U.S. pension plan. We did not make any contributions to our major U.S. pension plan in 2008 as we are currently in an overfunded status.

Investing Cash Flow - The increase in cash flow used is due to $76.4 million in cash used for the acquisition of Billy Bee in the current year, as compared to $3.0 million in cash used for the purchase of Fish Crisp in the prior year. The $76.4 million is being financed through cash from operations and short-term credit facilities. We spent $17.2 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in the first quarter of 2008, compared to $15.4 million for the same period last year. Net capital expenditures for the fiscal year 2008 are expected to be approximately $90 million.

Financing Cash Flow - This change in cash provided by financing activities when compared to the prior year is primarily due to a change in the need for short-term borrowings. In the first quarter of 2007, we increased short-term borrowings by $105.1 million to fund operating and investing cash requirements. In the first quarter of 2008, we borrowed $250 million ($248.3 million in net proceeds) to repay $150 million of debt that matured during the quarter and repaid short-term debt with the remainder (see Note 9 of the financial statements).

In the quarter ending February 28, 2007, we repurchased 280,000 shares for $11.0 million. There were no shares repurchased during the quarter ended February 29, 2008. As of February 29, 2008, $49 million remained of the $400 million share repurchase authorization. The amount of share repurchases in 2008 will be less than prior years in anticipation of the Lawry’s acquisition (see Note 2 of the financial statements). During the three months ended February 29, 2008, we received proceeds of $6.0 million from exercised options compared to $16.7 million in the same period in the prior year. We increased dividends paid to $28.1 million for the three months ended February 29, 2008 compared to $26.1 million in the same period last year. Dividends paid in the first quarter of 2008 were declared on November 27, 2007.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 40.6% as of February 29, 2008, down from 43.2% at February 28, 2007 and up from 39.8% at November 30, 2007. The increase in capital levels caused the decrease in debt-to-total capital compared to February 28, 2007. This was due to the increase in equity caused by foreign currency movements and the weaker U.S. dollar. When compared to November 30, 2007, the increase in debt from the Billy Bee acquisition is causing the increase in debt-to-total capital. During a quarter, our short-term borrowings vary. However, borrowings are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 29, 2008 and February 28, 2007 was $197.2 million and $283.3 million, respectively. Total average debt outstanding for the three months ended February 29, 2008 and February 28, 2007 was $967.1 million and $853.6 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 29, 2008, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and the Australian dollar were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $31 million, inventory of approximately $18 million, goodwill of approximately $73 million and other comprehensive income of approximately $148 million since February 28, 2007. At February 29, 2008, the exchange rates for the Euro, the Canadian dollar and Australian dollar were also higher than at November 30, 2007. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $6 million, inventory of approximately $2 million, goodwill of approximately $16 million and other comprehensive income of approximately $24 million since November 30, 2007.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

In November 2007, we entered into a definitive agreement to purchase the assets of Lawry’s for $605 million in cash. Upon the closing of this transaction (expected in the second half of fiscal year 2008 subject to FTC clearance), we will finance this purchase through cash from operations, bank lines and commercial paper borrowings. The commercial terms of additional bank facilities have been negotiated and we anticipate no difficulties in obtaining financing. Post-closing, an appropriate longer-term capital structure will be put in place.

ACCOUNTING AND DISCLOSURE CHANGES

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for our first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us for acquisitions made after November 30, 2009, however, the implementation of SFAS No. 141R may have a material impact on our financial statements for businesses we acquire post-adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provide additional disclosures with our filing for our year ended November 30, 2007. Changes in the funded status will be recorded beginning with our year ending November 30, 2008. The requirement to change the measurement date is effective for our year ending November 30, 2009. The impact of measuring the funded status as of November 30, 2009 will be dependent upon interest rates, market performance and other factors at the measurement date and therefore cannot be determined.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 (see Note 10 for further details). There was no material effect upon adoption of this new accounting pronouncement on our financial statements. We have not yet determined the impact on our financial statements from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities for our first quarter of 2009.

On December 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 sets a threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each tax position, we must determine whether it is more likely than not that the position will be sustained on audit based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. See Note 8 for further details.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In the first quarter of 2008, we adopted SFAS No. 157 for financial assets and liabilities. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•

Level    2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

We disclosed the fair values of our financial instruments in a table in Note 10 of our financial statements. The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values of our long-term investments are impacted by future changes in the stock and bond markets. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quoted market prices from various banks for similar instruments. The fair values of our long-term debt and derivative instruments are impacted by changes in interest rates and the credit markets.

GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 1 to the financial statements included in our 2007 Form 10K, we review the carrying value of goodwill and non-amortizable intangible assets and conduct tests of impairment on an annual basis. In the first quarter of 2008 we had an indicator of possible impairment relating to the $45.1 million carrying value of our Silvo brand name in the Netherlands. The valuation of this brand intangible is based on a business plan which includes increases in sales and profits of the branded products. In the first quarter of 2008 we bid on a significant new contract relating to this business but were unsuccessful on this occasion. We considered this an indicator of possible impairment, and accordingly tested the brand name intangible for impairment and determined that the asset was not impaired. If the test had indicated impairment, then the value of the brand would be written down to its fair value. We have a focused business plan to support this brand and increase future sales and profits. We will continue to monitor against this plan and review our brand name intangible for impairment on, at least, an annual basis.

FORWARD - LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, expected trends in net sales and earnings performance and other financial measures, annualized savings and other benefits from our streamlining and restructuring activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Operating results may be materially affected by external factors such as: competitive conditions, customer relationships and financial condition, availability and cost of raw and packaging materials, governmental actions and political events, and economic conditions, including fluctuations in interest and foreign currency exchange rates. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2007. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2007 fiscal year end.

ITEM 4           CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Registrant or any of its subsidiaries is a party or in which any of their property is the subject.

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended November 30, 2007.

ITEM 6.          EXHIBITS

The following exhibits are attached or incorporated herein by reference:

Exhibit Number		Description

(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	By-Laws of McCormick & Company, Incorporated Restated and Amended on June 26, 2007	Incorporated by reference from Exhibit 3(i) of the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2007.

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

(iv)

Indenture dated December 5, 2007 between Registrant and The Bank of New York, incorporated by reference from Exhibit 4.1 of Registrant’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007. Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

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

The 2007 Employees Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 16, 2007, as filed with the Securities and Exchange Commission on February 16, 2007, and incorporated by reference herein.*

(xi)

Asset Purchase Agreement, dated November 13, 2007, between the Registrant and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 13, 2007.

(xii)

Consulting Agreement, dated January 1, 2008, among the Registrant, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10 (xiii) of the Registrant’s Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 28, 2008.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	April 7, 2008	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President
& Chief Financial Officer

Date:	April 7, 2008	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Vice President & Controller