Form 10-K/A
period 2007-11-30
MCCORMICK & CO INC
filed 2008-05-28
CIK 63754

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2007: $295,588,791

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2007: $4,336,471,138

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,737,897	December 31, 2007
Common Stock Non-Voting	115,122,793	December 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2007	Part I, Part II

Registrant’s Proxy Statement dated February 20, 2008	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2007, to include the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2007 and 2006, the Zatarain’s Partnership L.P. 401(K) Retirement Plan for the years ended December 31, 2007 and 2006, and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2007 and 2006. This amendment does not affect the Company's historical results of operations, financial condition or cash flows for any periods presented.

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

THE McCORMICK 401(K) RETIREMENT PLAN

DATE: May 27, 2008	By:	/s/ Cecile K. Perich
Cecile K. Perich
Vice President - Human Relations and Plan Administrator

The McCormick 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Reports of Independent Registered Public Accounting Firms

As of November 30, 2007 and 2006

November 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statement of net assets available for benefits of The McCormick 401(k) Retirement Plan (the Plan) as of November 30, 2007, and the related statement of changes in net assets available for benefits for the year ended November 30, 2007. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2007, and the changes in its net assets available for benefits for the year ended November 30, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2007 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statement of net assets available for benefits of The McCormick 401(k) Retirement Plan as of November 30, 2006. This financial statement is the responsibility of the Plan’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 2, the Plan adopted Financial Accounting Standards Board Staff Position, AAG INV-1 and SOP 94-4-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans, in 2007. In accordance with the provisions of this new standard, the statement of net assets available for benefits as of November 30, 2006 has been restated.

/s/ Ernst & Young, LLP

Baltimore, Maryland

May 22, 2007, except for Note 2 as to which the date is May 28, 2008

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2007 and 2006

	2007	2006
		Restated –See Note 2
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$113,983,182	$129,624,307
Pooled, common and collective funds	24,180,133	28,631,459
Mutual funds	223,999,532	210,409,027
Participant loans	3,823,621	4,133,409

Total Investments	365,986,468	372,798,202

Receivables:
Employer’s contribution	33,588	(158)
Employees’ contributions	69,114	30,468
Accrued interest and dividends	119,514	72,627
Due from funds for securities sold, net	939,135	21,697

Total Receivables	1,161,351	124,634

Total Assets at Fair Value	367,147,819	372,922,836
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	72,759	406,532

Net Assets Available for Benefits	$367,220,578	$373,329,368

The accompanying notes are an integral part of these financial statements.

The McCormick 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2007

ADDITIONS
Contributions:
Employer contributions	$5,664,583
Employee contributions	13,791,568
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,487,327
Mutual funds	3,277,387
Net appreciation of investments	14,784,942
Transfer from other plan	719,494
Other, net	340,662

Total Additions	41,065,963

DEDUCTIONS
Participant withdrawals	47,161,979
Administrative expenses	12,774

Total Deductions	47,174,753

Net decrease	(6,108,790)
Net assets available for benefits, beginning of year	373,329,368

Net Assets Available for Benefits, End of Year	$367,220,578

The accompanying notes are an integral part of this financial statements.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

1.	DESCRIPTION OF THE PLAN

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company, the Plan Sponsor), which incorporates a 401(k) savings and investment option.

Effective March 22, 2002, the Plan was amended to provide that the McCormick & Company, Incorporated Common Stock Fund investment option is designated as an employee stock ownership plan (ESOP). This designation allows participants investing in McCormick & Company, Incorporated common stock to elect to receive, in cash, dividends that are paid on McCormick & Company, Incorporated common stock held in their 401(k) Retirement Plan accounts. Dividends may also continue to be reinvested. The McCormick & Company, Incorporated common stock fund invests principally in Common Stock of the Plan Sponsor. The Plan is subject to the provisions of the Employee Retirement Income Security Act (ERISA).

During the Plan year 2006, the Company purchased Epicurean International. All eligible employees of Epicurean International became eligible for the Plan. The total net assets of the Simply Asia Foods 401(K) Plan, which was sponsored by Epicurean International, of approximately $719,000 were transferred into Plan during the Plan year 2007.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives is contained in the Plan Document.

Contributions

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

1.	DESCRIPTION OF THE PLAN (continued)

Participant Accounts

Each participant’s account is credited with the participant’s contribution, and an allocation of the employer’s contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are vested. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account balance.

Participant Loans

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Company’s Investment Committee determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 5.25% to 9.75%.

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, reconstruct, or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Payment of Benefits

Participants may choose to receive account distributions either in the form of a lump sum payment or installments over a period of time as defined in the Plan Agreement. Benefits and withdrawals are recorded when paid.

Plan Termination

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave his or her account balance invested in the Plan, elect to rollover his or her entire balance to an Individual Retirement Account (IRA) or another qualified plan, elect to receive a lump-sum payment equal to his or her entire balance, or elect annual installments to extend from two to eight years. Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover his or her entire balance to an IRA or another qualified plan or elect to receive a lump-sum payment equal to his or her entire balance. In the absence of instruction from a participant, balances less than $1,000 automatically will be paid directly to the participant and those greater than $1,000 will be rolled over to an IRA designated by the Plan Administrator.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

1.	DESCRIPTION OF THE PLAN (continued)

Plan Termination (continued)

The Company has no intentions to terminate the plan, however the Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial, or other good causes make it necessary to do so. Also the Company may amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested benefits.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements of the Plan are prepared on the accrual basis of accounting.

Adoption of New Accounting Guidance

In December 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AAG INV-1 and SOP 94-4-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans (the “FSP”). The FSP defines the circumstances in which an investment contract is considered fully benefit responsive and provides certain reporting and disclosure requirements for fully benefit responsive investment contracts in defined-contribution health and welfare and pension plans. The financial statement presentation and disclosure provisions of the FSP are effective for financial statements issued for annual periods ending after December 15, 2006, and are required to be applied retroactively to all prior periods presented for comparative purposes. The Plan has adopted the provisions of the FSP as of November 30, 2007.

As required by the FSP, investments in the accompanying statements of net assets available for benefits include fully benefit-responsive investment contracts recognized at fair value. AICPA Statement of Position 94-4-1, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans, as amended, requires fully benefit-responsive investment contracts to be reported at fair value in the Plan’s statements of net assets available for benefits with a corresponding adjustment to reflect these investments at contract value. The requirements of the FSP have been applied retroactively to the statement of net assets available for benefits as of November 30, 2006, presented for comparative purposes. Adoption of the FSP had no effect on the statement of changes in net assets available for benefits for any period presented.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The change in the difference between fair value and the cost of investments is reflected in the accompanying statement of changes in net assets available for benefits as net appreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of November 30, 2007, 3,613,549 units were outstanding with a value of $31.54 per unit (5,024,915 units were outstanding with a value of $25.80 per unit as of November 30, 2006). As of November 30, 2007, the Fund held 2,966,128 shares of McCormick & Company, Incorporated common stock with an aggregate value of $113,335,761 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $647,421. As of November 30, 2006, the Fund held 3,303,271 shares of McCormick & Company, Incorporated common stock with an aggregate value of $127,902,663 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,721,644.

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit-responsive within the meaning of the FSP. Accordingly, in the Statements of Net Assets Available for Benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid by the Plan and included as administrative expenses.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing accounting principles generally accepted in the United States requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, will be adopted by the Plan in 2008. Adoption of SFAS No. 157 is not expected to have a material impact to the Plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of year end and the changes therein and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

3.	INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 25, 2004, stating that the Plan as designed is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to receiving the determination from the Internal Revenue Service, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan sponsor believes the Plan is designed and currently being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2007 the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in value by $14,784,942, as follows:

McCormick & Company, Incorporated—Common stock	$(1,919,532)
Pooled, common and collective funds	821,415
Mutual funds	15,883,059

Total	$14,784,942

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2007 and 2006 are as follows:

	As of November 30,
	2007	2006
McCormick & Company, Incorporated—Common stock fund	$113,983,182	$129,624,307
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	24,252,892	29,037,991
Mutual funds:
Vanguard S&P 500 Index Fund	45,930,340	45,688,232
Blackrock Large Cap Core Fund	39,770,870	40,465,305
American Funds EuroPacific Growth Fund	29,860,746	24,276,261

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

The Plan holds investments in common stock of McCormick & Company, Incorporated, the Plan Sponsor, and in funds managed by affiliates of Wells Fargo Minnesota N.A., the custodial trustee of the Plan. Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo Minnesota N.A. funds are at the same rates as non-affiliated holders of these securities.

6.	RISKS AND UNCERTAINTIES

The Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the accompanying statements of net assets available for benefits.

7.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits and increase in net assets per the accompanying financial statements and the Form 5500 are as follows:

	As of November 30,
	2007	2006
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$367,220,578	$373,329,368
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(72,759)	(406,532)

Net assets available for benefits per the Form 5500, at fair value	$367,147,819	$372,922,836

Year Ended November 30, 2007
Statement of changes for net assets available for benefits:
Net decrease in net assets available for benefits per the financial statements	$(6,108,790)
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	333,773

Net decrease in net assets available for benefits per Form 5500	$(5,775,017)

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

As of November 30, 2007

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common Stock*	2,966,128	$113,335,761

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	647,421	647,421

		113,983,182

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	585,093	24,180,133

Mutual Funds
Vanguard S&P 500 Index Fund	338,146	45,930,340
Blackrock Large Cap Core Fund	2,884,037	39,770,870
American Funds EuroPacific Growth Fund	532,752	29,860,746
Vanguard Windsor II Fund Adm	233,732	14,977,521
Fidelity US Bond Index Fund	1,303,415	14,246,324
Vanguard Target Retirement Fund 2025 #304	1,003,408	14,168,116
ICM Small Company Value Fund	356,254	13,612,474
Vanguard Total International Stock Index	459,109	9,590,782
Managers Small Cap Fund	496,324	8,392,845
Vanguard Target Retirement Fund 2015	599,332	8,067,012
Vanguard Mid Cap Index Fund	268,045	5,645,023
T Rowe Price Growth Stock Fund	153,398	5,370,456
Vanguard Target Retirement Fund #308	460,745	5,197,205
Vanguard Target Retirement Fund 2035	320,337	4,814,671
Vanguard Index Trust Small Cap Stock Fund	94,005	2,820,148
Vanguard Target Retirement Fund 2045 #306	98,905	1,534,999

		223,999,532

Participant loans (5.25% – 9.75% annual interest rates)*	N/A	3,823,621

		$365,986,468

*	Indicates parties-in-interest to the Plan.

Note:    Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2007, our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2007, and our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2007.

Form	Registration Number	Date Filed
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997

/s/ SB & Company LLC

May 21, 2008
Hunt Valley, Maryland

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. of our report dated May 22, 2007, except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the McCormick 401(k) Retirement Plan as of November 30, 2006, our report dated May 22, 2007 except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the Mojave Foods Corporation 401(k) Retirement Plan as of November 30, 2006, and our report dated May 22, 2007 except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the Zatarain’s Partnership, L.P. 401(k) Savings Plan as of December 31, 2006, all included in this Form 10-K/A of McCormick & Company, Inc.

Form	Registration Number	Date Filed
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-8	33-33724	03/02/1990

/s/ Ernst & Young LLP

Baltimore, Maryland
May 28, 2008

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

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

DATE: May 27, 2008	By:	/s/ Regina Templet
Regina Templet
Director of Finance – Zatarain’s Brands
and Plan Administrator

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Financial Statements and Supplemental Schedule Together with

Reports of Independent Registered Public Accounting Firms

As of December 31, 2007 and 2006

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Zatarain’s Partnership, L.P. 401(k) Savings Plan)

We have audited the accompanying statement of net assets available for benefits of The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) as of December 31, 2007, and the related statement of changes in net assets available for benefits for the year ended December 31, 2007. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2007 and the changes in its net assets available for benefits for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2007 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Zatarain’s Partnership, L.P. 401(k) Savings Plan)

We have audited the accompanying statement of net assets available for benefits of The Zatarain’s Partnership, L.P. 401(k) Savings Plan as of December 31, 2006. This financial statement is the responsibility of the Plan’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 2, the Plan adopted Financial Accounting Standards Board Staff Position, AAG INV-1 and SOP 94-4-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans, in 2007. In accordance with the provisions of this new standard, the statement of net assets available for benefits as of December 31, 2006 has been restated.

/s/ Ernst & Young, LLP

Baltimore, Maryland

May 22, 2007, except for Note 2 as to which the date is May 28, 2008

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statements of Net Assets Available for Benefits

As of December 31, 2007 and 2006

	2007	2006
		Restated – See Note 2
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$41,313	$34,476
Pooled, common and collective fund	739,043	558,683
Mutual funds	7,098,386	6,252,660
Participant loan	83,294	78,470

Total Investments	7,962,036	6,924,289

Receivables:
Employer’s contribution	318,742	315,912
Employees’ contributions	496	20,217
Accrued interest and dividends	2,649	410

Total Receivables	321,887	336,539

Total Assets	8,283,923	7,260,828

LIABILITIES
Due to funds for securities purchased	2,493	—

Net Assets Reflecting all Investments at Fair Value	8,281,430	7,260,828
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	2,224	7,933

Net Assets Available for Benefits	$8,283,654	$7,268,761

The accompanying notes are an integral part of these financial statements.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended December 31, 2007

ADDITIONS
Contributions:
Employer contributions	$386,945
Employee contributions	275,705
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,064
Mutual funds	150,643
Net appreciation of investments	596,198
Other, net	6,672

Total Additions	1,417,227

DEDUCTIONS
Participant withdrawals	402,184
Administration expenses	150

Total Deductions	402,334

Net increase	1,014,893
Net assets available for benefits, beginning of year	7,268,761

Net Assets Available for Benefits, End of Year	$8,283,654

The accompanying notes are an integral part of this financial statement.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

1.	DESCRIPTION OF THE PLAN

The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) is a defined contribution plan sponsored by Zatarain’s Partnership, L.P. (the Company, the Plan Sponsor), which incorporates a 401(k) savings and investment option. The investment option in common stock of McCormick & Company, Incorporated was added April 1, 2004. The Company is wholly owned subsidiary of McCormick & Company, Incorporated. The Plan covers all full-time employees of Zatarain’s Partnership, L.P. who have completed one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act (ERISA).

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives is contained in the Plan Document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations. The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation. The Company may also contribute annually 3% of an employee’s eligible compensation as a profit-sharing contribution. An employee is required to have at least one year of service to be eligible for matching or profit-sharing contributions. During the year ended December 31, 2007, the Company made profit-sharing contributions of $317,000.

Participants are immediately vested in their contributions, the profit-sharing contribution and all earnings on their vested balances. The Company’s matching contributions vest as follows:

After Years of Service	Vesting Percentage
2	20%
3	40%
4	60%
5	80%
6	100%

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant. At each plan year end, the employer profit-sharing contribution is unallocated. Forfeitures of Company contributions are used to offset future Company contributions. Forfeitures during the year ended December 31, 2007 were $3,914, which were used to reduce the Company’s contribution.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

1.	DESCRIPTION OF THE PLAN (continued)

Participant Accounts

Each participant’s account is credited with the participant’s contribution, and an allocation of the employer’s contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are vested. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account balance.

Participant Loans

Participants are permitted to take loans from their account balances, subject to a $1,000 minimum. The maximum amount of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor (the Company) determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 7.00% to 9.25%.

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Payment of Benefits

Participants may choose to receive account distributions either in the form of a lump sum payment or installments over a period of time as defined in the Plan Agreement. Benefits and withdrawals are recorded when paid.

Plan Termination

Upon termination of service, a participant with an account balance greater than $1,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump-sum payment equal to his or her account balance. Balances less than $1,000 will automatically be paid directly to the participant.

The Company has no intentions to terminate the plan, however the Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial or other good causes make it necessary to do so. Also the Company may amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested benefits.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements of the Plan are prepared on the accrual basis of accounting.

Adoption of New Accounting Guidance

In December 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AAG INV-1 and SOP 94-4-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans (the “FSP”). The FSP defines the circumstances in which an investment contract is considered fully benefit responsive and provides certain reporting and disclosure requirements for fully benefit responsive investment contracts in defined-contribution health and welfare and pension plans. The financial statement presentation and disclosure provisions of the FSP are effective for financial statements issued for annual periods ending after December 15, 2006, and are required to be applied retroactively to all prior periods presented for comparative purposes. The Plan has adopted the provisions of the FSP as of November 30, 2007.

As required by the FSP, investments in the accompanying statements of net assets available for benefits include fully benefit-responsive investment contracts recognized at fair value. AICPA Statement of Position 94-4-1, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans, as amended, requires fully benefit-responsive investment contracts to be reported at fair value in the Plan’s statements of net assets available for benefits with a corresponding adjustment to reflect these investments at contract value. The requirements of the FSP have been applied retroactively to the statement of net assets available for benefits as of November 30, 2006, presented for comparative purposes. Adoption of the FSP had no effect on the statement of changes in net assets available for benefits for any period presented.

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

The change in the difference between fair value and the cost of investments is reflected in the accompanying statement of changes in net assets available for benefits as net appreciation of investments.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investment are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of December 31, 2007, 4,551 units were outstanding with a value of approximately $9.08 per unit (4,278 units were outstanding with a value of approximately $8.06 per unit as of December 31, 2006). As of December 31, 2007, the Fund held 996 shares of McCormick & Company, Incorporated common stock with an aggregate value of $37,758 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,555. As of December 31, 2006, the Fund held 804 shares of McCormick & Company, Incorporated common stock with an aggregate value of $31,002 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,474.

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive within the meaning of the FSP. Accordingly, in the Statements of Net Assets Available for Benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid by the Plan and included as administrative expenses.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing accounting principles generally accepted in the United States requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, will be adopted by the Plan in 2008. Adoption of SFAS No. 157 is not expected to have a material impact to the Plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of year end and the changes therein and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

3.	INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated January 20, 2006, stating that the Plan as designed is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to receiving the determination from the Internal Revenue Service, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan sponsor believes the Plan is designed and currently being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended December 31, 2007, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by $596,198 as follows:

McCormick & Company, Incorporated—Common stock	$(544)
Pooled, common and collective funds	24,605
Mutual funds	572,137

Total	$596,198

The value of individual investments that represent 5% or more of the Plan’s net assets are available for benefits as of December 31, 2007 and 2006 are follows:

	As of December 31,
	2007	2006
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	$741,267	$566,616
Mutual funds:
American Funds EuroPacific Growth Fund	1,881,441	1,667,799
T. Rowe Price Growth Stock Fund	1,522,686	—
Vanguard Target Retirement 2025 #304	1,354,337	1,231,624
Vanguard Institutional Index Fund	790,773	750,519
Harbor Capital Appreciation Fund	—	1,555,972

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

The Plan holds investments in common stock of McCormick & Company, Incorporated, the Parent of the Plan Sponsor, and in funds managed by affiliates of Wells Fargo Minnesota N.A., the custodial trustee of the Plan. Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo Minnesota N.A. funds are at the same rates as non-affiliated holders of these securities.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2007 and 2006

6.	RISKS AND UNCERTAINTIES

The Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the accompanying statements of net assets available for benefits.

7.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits and increase in net assets per the accompanying financial statements and the Form 5500 are as follows:

	As of December 31,
	2007	2006
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$8,283,654	$7,268,761
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(2,224)	(7,933)

Net assets available for benefits per the Form 5500, at fair value	$8,281,430	$7,260,828

Year Ended December 31, 2007
Statement of changes for net assets available for benefits:
Net increase in net assets available for benefits per the financial statements	$1,014,893
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	5,709

Net increase in net assets available for benefits per Form 5500	$1,020,602

Supplemental Schedule

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

As of December 31, 2007

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common stock*	996	$37,758

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	3,555	3,555

		41,313

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	17,818	739,043

Mutual Funds
American Funds EuroPacific Growth Fund	36,985	1,881,441
T Rowe Price Growth Stock Fund	45,237	1,522,686
Vanguard Target Retirement 2025 #304	98,713	1,354,337
Vanguard Institutional Index Fund	5,895	790,773
ICM Small Company Value Fund	10,728	355,519
Fidelity U.S. Bond Index	28,554	310,949
Vanguard Windsor II Fund Adm	4,665	258,837
Vanguard Target Retirement 2015	18,310	239,123
Vanguard Target Retirement 2035 #305	8,106	118,512
Vanguard Mid Cap Index Fund	2,398	49,777
Vanguard Small Cap Index Signal	1,546	45,412
Vanguard Target Retirement 2045 #306	2,961	44,676
Managers Small-Cap Fund	2,476	42,068
Vanguard Total International Stock Index	2,069	41,157
Blackrock Large Cap Core Fund	3,039	40,934
Vanguard Target Retirement Fund #308	196	2,185

		7,098,386

Participant loans (7.00%–9.25% annual interest rates)*	N/A	83,294

		$7,962,036

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2007, our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2007, and our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2007.

Form	Registration Number	Date Filed
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997

/s/ SB & Company LLC

May 21, 2008
Hunt Valley, Maryland

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. of our report dated May 22, 2007, except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the McCormick 401(k) Retirement Plan as of November 30, 2006, our report dated May 22, 2007 except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the Mojave Foods Corporation 401(k) Retirement Plan as of November 30, 2006, and our report dated May 22, 2007 except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the Zatarain’s Partnership, L.P. 401(k) Savings Plan as of December 31, 2006, all included in this Form 10-K/A of McCormick & Company, Inc.

Form	Registration Number	Date Filed
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-8	33-33724	03/02/1990

/s/ Ernst & Young LLP

Baltimore, Maryland
May 28, 2008

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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE: May 27, 2008	By:	/s/ Craig Berger
Craig Berger
Director of Finance – Mojave Foods Corporation
and Plan Administrator

The Mojave Foods Corporation 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Reports of Independent Registered Public Accounting Firms

As of November 30, 2007 and 2006

November 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statement of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) as of November 30, 2007, and the related statement of changes in net assets available for benefits for the year ended November 30, 2007. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2007 and the changes in its net assets available for benefits for the year ended November 30, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2007 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statement of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan as of November 30, 2006. This financial statement is the responsibility of the Plan’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 2, the Plan adopted Financial Accounting Standards Board Staff Position, AAG INV-1 and SOP 94-4-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans, in 2007. In accordance with the provisions of this new standard, the statement of net assets available for benefits as of November 30, 2006 has been restated.

/s/ Ernst & Young, LLP

Baltimore, Maryland

May 22, 2007, except for Note 2 as to which the date is May 28, 2008

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2007 and 2006

	2007	2006
		Restated –See Note 2
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$47,547	$33,214
Pooled, common and collective funds	55,856	59,573
Mutual funds	618,480	392,802
Participant loans	10,312	6,529

Total Investments	732,195	492,118

Receivables:
Employer’s contribution	35,757	37,162
Employees’ contributions	7,138	—
Accrued interest and dividends	319	224

Total Receivables	43,214	37,386

Total Assets at Fair Value	775,409	529,504
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	168	846

Net Assets Available for Benefits	$775,577	$530,350

The accompanying notes are an integral part of these financial statements.

The Mojave Foods Corporation 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2007

ADDITIONS
Contributions:
Employer contributions	$35,757
Employee contributions	179,898
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	989
Mutual funds	9,917
Net appreciation of investments	29,794
Other, net	468

Total Additions	256,823

DEDUCTIONS
Participant withdrawals	11,346
Administrative expenses	250

Total Deductions	11,596

Net increase	245,227
Net assets available for benefits, beginning of year	530,350

Net Assets Available for Benefits, End of Year	$775,577

The accompanying notes are an integral part of this financial statement.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

1.	DESCRIPTION OF THE PLAN

The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by Mojave Foods Corporation (the Company, the Plan Sponsor), which incorporates a 401(k) savings and investment option. The Company is a wholly owned subsidiary of McCormick & Company, Incorporated. The Plan covers substantially all full-time employees of Mojave Foods Corporation who have completed six months of service. Employees classified as “leased employees” of the Company are not eligible for participation. The Plan is subject to the provisions of the Employee Retirement Income Security Act (ERISA).

The Plan began April 1, 2004. The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives is contained in the Plan document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the year ended November 30, 2007, the Company made a discretionary matching contribution of 20% of eligible employee pretax contributions. During the year ended November 30, 2006, the Company made a discretionary matching contribution of 25% of eligible employee pretax contributions.

Participants are immediately vested in their contributions, in earnings on their contributions, in matching Company contributions, and in earnings on vested Company contributions.

Participants’ elective contributions, as well as Company matching contributions, are invested in the Plan’s investment funds as directed by the participant.

Participant Accounts

Each participant’s account is credited with the participant’s contribution, and an allocation of the employer’s contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are vested. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account balance.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

1.	DESCRIPTION OF THE PLAN (continued)

Participant Loans

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 7.25% to 9.25%.

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct, or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Payment of Benefits

Participants may choose to receive account distributions either in the form of a lump sum payment or installments over a period of time as defined in the Plan Agreement. Benefits and withdrawals are recorded when paid.

Plan Termination

Upon termination of service, a participant with an account balance greater than $1,000 may elect to rollover the balance to an Individual Retirement Account, or another qualified plan, or elect to receive a lump-sum payment equal to his or her account balance. Balances less than $1,000 will automatically be paid directly to the participant.

The Company has no intentions to terminate the plan; however, the Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial or other good cause make it necessary to do so. Also the Company may amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested benefits.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

2.	SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements of the Plan are prepared on the accrual basis of accounting.

Adoption of New Accounting Guidance

In December 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AAG INV-1 and SOP 94-4-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans (the “FSP”). The FSP defines the circumstances in which an investment contract is considered fully benefit responsive and provides certain reporting and disclosure requirements for fully benefit responsive investment contracts in defined-contribution health and welfare and pension plans. The financial statement presentation and disclosure provisions of the FSP are effective for financial statements issued for annual periods ending after December 15, 2006, and are required to be applied retroactively to all prior periods presented for comparative purposes. The Plan has adopted the provisions of the FSP as of November 30, 2007.

As required by the FSP, investments in the accompanying statements of net assets available for benefits include fully benefit-responsive investment contracts recognized at fair value. AICPA Statement of Position 94-4-1, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans, as amended, requires fully benefit-responsive investment contracts to be reported at fair value in the Plan’s statements of net assets available for benefits with a corresponding adjustment to reflect these investments at contract value. The requirements of the FSP have been applied retroactively to the statement of net assets available for benefits as of November 30, 2006, presented for comparative purposes. Adoption of the FSP had no effect on the statement of changes in net assets available for benefits for any period presented.

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

The change in the difference between fair value and the cost of investments is reflected in the accompanying statement of changes in net assets available for benefits as net appreciation of investments.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2007, 5,649 units were outstanding with a value of approximately $8.42 per unit (4,056 units were outstanding with a value of $8.19 per unit as of November 30, 2006). As of November 30, 2007, the Fund held 1,126 shares of McCormick & Company, Incorporated common stock with an aggregate value of $43,024 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $ 4,523. As of November 30, 2006, the Fund held 773 shares of McCormick & Company, Incorporated common stock with an aggregate value of $29,931 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,283.

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive within the meaning of the FSP. Accordingly, in the Statements of Net Assets Available for Benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid by the Plan and included as administrative expenses.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing accounting principles generally accepted in the United States requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, will be adopted by the Plan in 2008. Adoption of SFAS No. 157 is not expected to have a material impact to the Plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of year end and the changes therein and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

3.	INCOME TAX STATUS

The Plan was designed using a non-standardized prototype plan document and has received an opinion letter from the Internal Revenue Service (IRS) dated August 30, 2001 stating that the form of the plan is qualified under Section 401 of the Internal Revenue Code, and therefore, the related trust is tax-exempt. In accordance with Revenue Procedure 2006-6 and Announcement 2001-77, the Plan sponsor has determined that it is eligible to and has chosen to rely on the current IRS prototype plan opinion letter. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan sponsor believes the Plan is being operated in compliance with the applicable requirements of the Code and therefore, believes that the Plan is qualified and the related trust is tax-exempt.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2007, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by $29,794, as follows:

McCormick & Company, Incorporated—Common stock	$(119)
Pooled, common and collective funds	2,317
Mutual funds	27,596

Total	$29,794

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2007 and 2006 are as follows:

	As of November 30,
	2007	2006
McCormick & Company, Incorporated – Common stock fund	$47,547	$33,214
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	56,024	60,419
Mutual funds:
Vanguard S&P 500 Index Fund	159,295	113,503
Fidelity US Bond Index Fund	84,591	55,248
ICM Small Company Portfolio Fund	77,646	53,281
Vanguard Target Retirement 2035 #305	56,491	34,436
Vanguard Windsor II Fund Inc.	56,177	34,867
Vanguard Target Retirement 2025 #304	38,563	14,078

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

The Plan holds investments in common stock of McCormick & Company, Incorporated, the Parent of the Plan Sponsor, and in funds managed by affiliates of Wells Fargo Minnesota N.A., the custodial trustee of the Plan. Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo Minnesota N.A. funds are at the same rates as non-affiliated holders of these securities.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2007 and 2006

6.	RISKS AND UNCERTAINTIES

The Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the accompanying statements of net assets available for benefits.

7.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits and increase in net assets per the accompanying financial statements and the Form 5500 are as follows:

	As of November 30,
	2007	2006
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$775,577	$530,350
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(168)	(846)

Net assets available for benefits per the Form 5500, at fair value	$775,409	$529,504

Year Ended November 30, 2007
Statement of changes for net assets available for benefits:
Net increase in net assets available for benefits per the financial statements	$245,227
Adjustment from fair value to contract value for Fully benefit-responsive investment contracts	678

Net increase in net assets available for benefits per Form 5500	$245,905

Supplemental Schedule

The Mojave Foods Corporation 401(k) Retirement Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

As of November 30, 2007

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common stock*	1,126	$43,024

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	4,523	4,523

		47,547
Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	1,352	55,856

Mutual Funds
Vanguard S&P 500 Index Fund	1,173	159,295
Fidelity US Bond Index Fund	7,739	84,591
ICM Small Company Portfolio Fund	2,032	77,646
Vanguard Target Retirement 2035 #305	3,759	56,491
Vanguard Windsor II Fund Adm	877	56,177
Vanguard Target Retirement 2025 #304	2,731	38,563
American Funds EuroPacific Growth Fund	645	36,139
Vanguard Target Retirement Fund #308	2,681	30,244
Blackrock Large Cap Core Fund	1,450	19,989
Vanguard Total International Stock Index	912	19,047
T. Rowe Price Growth Stock Fund	490	17,166
Vanguard Target Retirement 2015 #303	1,093	14,713
Vanguard Mid Cap Index Fund	382	8,055
Vanguard Small Cap Index Fund #548	6	178
Managers Small Cap fund #416	11	186

		618,480

Participant loans (7.25%–9.25% annual interest rates)*	N/A	10,312

		$732,195

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2007, our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2007, and our report dated May 21, 2008, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2007.

Form	Registration Number	Date Filed
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997

/s/ SB & Company LLC

May 21, 2008
Hunt Valley, Maryland

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements of McCormick & Company, Inc. of our report dated May 22, 2007, except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the McCormick 401(k) Retirement Plan as of November 30, 2006, our report dated May 22, 2007 except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the Mojave Foods Corporation 401(k) Retirement Plan as of November 30, 2006, and our report dated May 22, 2007 except for Note 2 as to which the date is May 28, 2008, with respect to the statement of net assets available for benefits of the Zatarain’s Partnership, L.P. 401(k) Savings Plan as of December 31, 2006, all included in this Form 10-K/A of McCormick & Company, Inc.

Form	Registration Number	Date Filed
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	33-23727	03/21/1997
S-8	33-33724	03/02/1990

/s/ Ernst & Young LLP

Baltimore, Maryland
May 28, 2008