Form 10-Q
period 2008-05-31
MCCORMICK & CO INC
filed 2008-07-09
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended  May 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding May 31, 2008
Common Stock	12,806,676
Common Stock Non-Voting	116,149,074

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Net sales	$764.1	$687.2	$1,488.1	$1,339.9
Cost of goods sold	466.2	415.4	904.4	803.7

Gross profit	297.9	271.8	583.7	536.2

Selling, general and administrative expense	222.0	198.5	426.7	389.1
Restructuring charges/(credits)	(4.6)	6.4	(0.9)	13.8

Operating income	80.5	66.9	157.9	133.3

Interest expense	12.7	15.2	27.5	29.1
Other income, net	(3.0)	(2.2)	(6.4)	(4.0)

Income from consolidated operations before income taxes	70.8	53.9	136.8	108.2

Income taxes	21.8	16.8	41.7	32.7

Net income from consolidated operations	49.0	37.1	95.1	75.5

Income from unconsolidated operations	4.5	5.0	10.0	11.6
Loss on sale of unconsolidated operations	—	(.5)	—	(.8)
Minority interest	(.2)	(.2)	(.3)	(.6)

Net income	$53.3	$41.4	$104.8	$85.7

Earnings per common share – basic	$0.41	$0.32	$0.82	$0.66

Average shares outstanding – basic	128.7	130.2	128.3	130.2

Earnings per common share – diluted	$0.41	$0.31	$0.80	$0.64

Average shares outstanding – diluted	131.5	133.6	131.3	133.8

Cash dividends paid per common share	$0.22	$0.20	$0.44	$0.40

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	May 31, 2008	May 31, 2007	November 30, 2007
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47.3	$40.5	$45.9
Receivables, net	416.5	360.9	456.5
Inventories
Finished products	233.1	217.7	222.0
Raw materials and work-in-process	226.5	209.8	208.2

	459.6	427.5	430.2
Prepaid expenses and other current assets	59.4	59.5	50.5

Total current assets	982.8	888.4	983.1

Property, plant and equipment	1,063.8	993.4	1,028.8
Less: accumulated depreciation	(574.4)	(521.1)	(541.2)

Total property, plant and equipment, net	489.4	472.3	487.6

Goodwill, net	965.3	819.9	879.5
Intangible assets, net	228.0	193.5	207.5
Prepaid allowances	44.0	47.0	39.3
Investments and other assets	190.9	163.0	190.5

Total assets	$2,900.4	$2,584.1	$2,787.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$85.6	$195.7	$149.2
Current portion of long-term debt	50.7	151.3	.4
Trade accounts payable	260.2	215.6	243.3
Other accrued liabilities	360.2	332.5	468.4

Total current liabilities	756.7	895.1	861.3

Long-term debt	626.9	415.8	573.5
Other long-term liabilities	272.8	264.1	257.7

Total liabilities	1,656.4	1,575.0	1,692.5

Minority interest	9.5	4.5	9.9

Shareholders’ Equity
Common stock	214.7	191.5	201.0
Common stock non-voting	323.9	289.4	300.0
Retained earnings	380.5	355.4	323.8
Accumulated other comprehensive income	315.4	168.3	260.3

Total shareholders’ equity	1,234.5	1,004.6	1,085.1

Total liabilities and shareholders’ equity	$2,900.4	$2,584.1	$2,787.5

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Six months ended
	May 31,	May 31,
	2008	2007
Cash flows from operating activities
Net income	$104.8	$85.7
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	44.1	39.9
Stock-based compensation	11.9	13.4
Loss on sale of unconsolidated operations	—	.8
Income from unconsolidated operations	(10.0)	(11.6)
Changes in operating assets and liabilities	(69.3)	(145.9)
Dividends from unconsolidated affiliates	11.2	9.7

Net cash flow provided by (used in) operating activities	92.7	(8.0)

Cash flows from investing activities
Acquisition of business	(77.8)	(3.1)
Capital expenditures	(40.2)	(34.8)
Proceeds from sale of property, plant and equipment	14.8	.1

Net cash flow used in investing activities	(103.2)	(37.8)

Cash flows from financing activities
Short-term borrowings, net	(61.0)	115.1
Long-term debt borrowings	253.2	—
Long-term debt repayments	(150.2)	(.2)
Proceeds from exercised stock options	18.7	27.9
Common stock acquired by purchase	—	(57.6)
Dividends paid	(56.5)	(52.1)

Net cash flow provided by financing activities	4.2	33.1

Effect of exchange rate changes on cash and cash equivalents	7.7	4.1

Increase (decrease) in cash and cash equivalents	1.4	(8.6)
Cash and cash equivalents at beginning of period	45.9	49.1

Cash and cash equivalents at end of period	$47.3	$40.5

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

The results of consolidated operations for the three and six month periods ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales and net income are lower in the first half of the fiscal year and increase in the second half. The increase in sales and earnings in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

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

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

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

The excess purchase price over the estimated fair value of the tangible net assets purchased was $71.6 million. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of May 31, 2008, $18.6 million was allocated to other intangible assets and $53.0 million to goodwill. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition.

On November 13, 2007, we signed a definitive agreement with Unilever to purchase the assets of the Lawry’s business for $605 million in cash. The transaction is expected to close in the second half of 2008. Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” and “Adolph’s” brands. The acquisition includes the rights to the brands as well as related inventory and a small number of dedicated production lines. It does not include any employees or manufacturing facilities. The closing of the Lawry’s acquisition is subject to the expiration or termination of the Hart-Scott-Rodino (HSR) waiting period and other customary closing conditions. We are continuing to work with the Federal Trade Commission (FTC) on the HSR regulatory review process. We have agreed to pay Unilever a $30 million termination fee, subject to certain limited conditions, in the event that HSR clearance is not obtained.

On July 30, 2007, we purchased Thai Kitchen SA (Thai Kitchen) for $12.8 million in cash, a business which operates in Europe and is included in our consumer segment from the date of acquisition. This acquisition complements our U.S. purchase of Simply Asia Foods in 2006. The annual sales are approximately $7.0 million.

On January 31, 2007, we purchased the assets of Fish Crisp Enterprises, Inc. (Fish Crisp) for $3.1 million in cash. This business operates in North America and is included in our consumer segment from the date of acquisition. Fish Crisp markets and sells seafood products under the “Rocky Madsen’s Fish Crisp Original” and “Gourmet Grill” brands and has annual sales of approximately $2 million.

3.	EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Average shares outstanding – basic	128.7	130.2	128.3	130.2
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	2.8	3.4	3.0	3.6

Average shares outstanding – diluted	131.5	133.6	131.3	133.8

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2008 and 2007 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Anti-dilutive securities	3.3	2.8	3.0	2.6

The following table sets forth the common stock activity for the three and six months ended May 31, 2008 and 2007 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Shares issued under stock option and employee stock purchase plans and RSUs	.8	.4	1.2	1.2
Shares repurchased in connection with the stock repurchase program	—	1.2	—	1.5

As of May 31, 2008, $49 million remained of the $400 million share repurchase authorization.

4.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Net income	$53.3	$41.4	$104.8	$85.7
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs	2.7	(.7)	2.0	(.7)
Foreign currency translation adjustments	28.5	29.1	52.6	28.3
Derivative financial instruments	2.0	(.3)	.5	.3

Comprehensive income	$86.5	$69.5	$159.9	$113.6

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	May 31,	May 31,	November 30,
	2008	2007	2007
Foreign currency translation adjustment	$399.2	$251.8	$346.6
Unrealized gain (loss) on foreign currency exchange contracts	(1.4)	(.9)	(2.1)
Fair value of open interest rate swaps	(3.8)	(2.4)	(9.9)
Unamortized value of settled interest rate swaps	(6.3)	—	—
Pension and other postretirement costs	(72.3)	(80.2)	(74.3)

Accumulated other comprehensive income	$315.4	$168.3	$260.3

5.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31 (in millions):

	United States		International
	2008	2007	2008	2007
Defined benefit plans
Service cost	$2.7	$3.0	$1.5	$1.6
Interest costs	6.5	6.1	3.0	2.6
Expected return on plan assets	(6.6)	(6.2)	(3.2)	(2.4)
Amortization of prior service costs	—	—	.1	—
Recognized net actuarial loss	1.2	2.5	.6	.8

Total pension expense	$3.8	$5.4	$2.0	$2.6

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31 (in millions):

	United States		International
	2008	2007	2008	2007
Defined benefit plans
Service cost	$5.3	$5.9	$3.0	$3.3
Interest costs	13.1	12.3	6.0	5.2
Expected return on plan assets	(13.2)	(12.4)	(6.3)	(4.7)
Amortization of prior service costs	—	—	.1	—
Recognized net actuarial loss	2.4	5.0	1.1	1.5

Total pension expense	$7.6	$10.8	$3.9	$5.3

We do not expect to make any contributions to our major U.S. pension plan in 2008 as we were in an overfunded status as of November 30, 2007. In the first quarter of 2007, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. Total contributions to our pension plans in 2008 are expected to be approximately $27 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Other postretirement benefits
Service cost	$.8	$.9	$1.7	$1.8
Interest costs	1.6	1.4	3.2	2.9
Amortization of prior service costs	(.3)	(.3)	(.7)	(.6)
Amortization of (gains)/losses	.3	.2	.5	.4

Total other postretirement expense	$2.4	$2.2	$4.7	$4.5

6.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Stock-based compensation expense	$8.2	$8.6	$11.9	$13.3

Our 2008 annual grant of stock options and restricted stock units (RSU) occurred in the second quarter, similar to the 2007 annual grant. The weighted-average grant-date fair value of an option granted in 2008 was $7.20 and in 2007 was $6.83. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2008	2007
Risk-free interest rates	1.4-3.6%	4.5-5.1%
Dividend yield	2.3%	2.0-2.1%
Expected volatility	18.7-24.7%	13.4-24.9%
Expected lives	6.1	1.9-5.3

As of May 31, 2008 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $139.2 million and the intrinsic value for all options exercisable was $138.4 million. The total intrinsic value of all options exercised was as follows (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Total intrinsic value for all options exercised	$15.6	$3.8	$22.2	$16.5

The following is a summary of all option activity for the six months ended May 31:

	2008		2007
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	14.2	$26.38	15.8	$25.31
Granted	.6	37.58	.7	38.20
Exercised	(1.2)	18.26	(1.1)	22.80
Forfeited	—	—	(.1)	33.70

Outstanding at end of May	13.6	27.57	15.3	26.05

Exercisable at end of May	12.2	$26.41	12.6	$23.99

The following is a summary of all of our RSU activity for the six months ended May 31:

	2008		2007
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	373	$36.47	280	$32.88
Granted	279	37.58	257	38.28
Vested	(261)	35.71	(155)	33.02
Forfeited	(3)	37.33	(4)	34.16

Outstanding at end of May	388	$37.78	378	$36.47

7.	RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of $115 to $120 million for this program. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $90 million will consist of severance and other personnel costs and approximately $50 million for other exit costs. Asset write-offs are expected to be $10 to

$15 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. We expect the cash related portion of the charges will be $95 to $100 million, of which approximately $9 million is expected to be spent in 2008, net of cash received for asset sales. The actions being taken are expected to reduce positions by approximately 1,200 by November 2008.

The following is a summary of restructuring activities (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Pre-tax restructuring charges/(credits)
Other restructuring charges/(credits)	$(4.6)	$6.4	$(0.9)	$13.8
Recorded in cost of goods sold	1.5	0.8	1.7	1.2

(Increase) reduction in operating income	(3.1)	7.2	0.8	15.0
Income tax effect	1.0	(2.2)	(0.3)	(4.8)
Loss on sale of unconsolidated operations, net of tax	—	0.5	—	0.8

(Increase) reduction in net income	$(2.1)	$5.5	$0.5	$11.0

During the three months ended May 31, 2008, we recorded $2.0 million of severance costs, primarily associated with the reduction of administrative personnel in Canada and Europe. In addition, we recorded $2.5 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. These restructuring charges were offset by a $7.6 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007. Of the 1,200 positions expected to be reduced, 1,034 positions have been eliminated as of May 31, 2008. From inception of the project in November 2005, we have incurred $96.6 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 gain recorded on the redemption of our Signature investment in 2006.

During the six months ended May 31, 2008, we recorded $3.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and Canada. In addition, we recorded $4.7 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a $7.0 million credit related to the disposal of assets. This credit was the result of a gain on the disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007.

During the three months ended May 31, 2007, we recorded $3.0 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. In addition, we recorded

$3.1 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.1 million is comprised of write-downs of assets which is primarily the accelerated depreciation of assets related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland.

During the six months ended May 31, 2007, we recorded $5.2 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $7.9 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.9 million is comprised of inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets.

Also in the three and six months ended May 31, 2007, we recorded net losses, after tax, of $0.5 million and $0.8 million, respectively, in connection with unconsolidated joint venture transactions initially recorded in 2006. These losses are shown on the line entitled “Loss on sale of unconsolidated operations” in our income statement.

The business segment components of the restructuring charges/(credits) recorded in 2008 and 2007 are as follows (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Consumer	$(4.7)	$4.2	$(2.2)	$9.5
Industrial	1.6	3.0	3.0	5.5

Total restructuring (credit) charges	$(3.1)	$7.2	$0.8	$15.0

Consumer: The restructuring credits in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by the $8.4 million gain recorded on disposal of our Salinas manufacturing facility in 2008 (recorded as an asset related credit). The restructuring charges in 2007 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

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

During 2008 and 2007, the following cash was (received) spent on our restructuring plan (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Total cash (received) spent	$(9.7)	$9.9	$(4.7)	$30.0

The cash received for the three and six months ended May 31, 2008 include $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008. From inception of the project in November 2005, $78.6 million in cash has been spent on the restructuring plan, including the $14.4 million cash received from the Salinas sale and $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in millions):

	Severance and personnel costs	Asset related charges/ (credits)	Other exit costs	Total
Second Quarter 2008:

Balance at Feb 29, 2008	$5.7	$—	$.1	$5.8
Restructuring charges	2.0	(7.6)	2.5	(3.1)
Amounts utilized	(2.5)	7.6	(2.3)	2.8

Balance at May 31, 2008	$5.2	$—	$.3	$5.5

Six months ended May 31, 2008:

Balance at Nov 30, 2007	$7.1	$—	$.4	$7.5
Restructuring charges	3.1	(7.0)	4.7	.8
Amounts utilized	(5.0)	7.0	(4.8)	(2.8)

Balance at May 31, 2008	$5.2	$—	$.3	$5.5

Second Quarter 2007:

Balance at Feb 28, 2007	$9.2	$—	$.9	$10.1
Restructuring charges	3.0	1.1	3.1	7.2
Amounts utilized	(6.7)	(1.1)	(3.3)	(11.1)

Balance at May 31, 2007	$5.5	$—	$.7	$6.2

Six months ended May 31, 2007:

Balance at Nov 30, 2006	$20.3	$—	$3.1	$23.4
Restructuring charges	5.2	1.9	7.9	15.0
Amounts utilized	(20.0)	(1.9)	(10.3)	(32.2)

Balance at May 31, 2007	$5.5	$—	$.7	$6.2

8.	INCOME TAXES

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

There were no significant changes to unrecognized tax benefits during the six months ended May 31, 2008. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

Income taxes for the six months ended May 31, 2008 include $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlement of state tax audits.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in millions):

	Fair Value as of 5/31/08	Fair Value Measurements at 5/31/08 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47.3	$47.3	$—	$—
Long-term investments	50.1	50.1	—	—

Total	$97.4	$97.4	$—	$—

Liabilities
Long-term debt	$681.7	$—	$681.7	$—
Interest rate derivatives	0.4		0.4
Foreign currency derivatives	2.2	—	2.2	—

Total	$684.3	$—	$684.3	$—

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

	Consumer	Industrial	Total
	(in millions)
Three months ended May 31, 2008
Net sales	$417.5	$346.6	$764.1
Restructuring charges/(credits)	(4.7)	1.6	(3.1)
Operating income excluding restructuring charges/(credits)	55.8	21.6	77.4
Income from unconsolidated operations	3.3	1.2	4.5

Three months ended May 31, 2007
Net sales	$372.5	$314.7	$687.2
Restructuring charges	4.2	3.0	7.2
Operating income excluding restructuring charges	53.1	21.0	74.1
Income from unconsolidated operations	3.9	1.1	5.0

	Consumer	Industrial	Total
	(in millions)
Six months ended May 31, 2008
Net sales	$827.9	$660.2	$1,488.1
Restructuring charges/(credits)	(2.2)	3.0	.8
Operating income excluding restructuring charges/(credits)	122.7	36.0	158.7
Income from unconsolidated operations	7.4	2.6	10.0

Six months ended May 31, 2007
Net sales	$747.3	$592.6	$1,339.9
Restructuring charges	9.5	5.5	15.0
Operating income excluding restructuring charges	113.3	35.0	148.3
Income from unconsolidated operations	9.2	2.4	11.6

The following table is a reconciliation of operating income excluding restructuring charges/(credits) to operating income (in millions):

	Three months ended	Three months ended
	May 31, 2008	May 31, 2007
Operating income excluding restructuring charges	$77.4	$74.1
Restructuring charges/(credits)	(3.1)	7.2

Operating income	$80.5	$66.9

	Six months ended May 31, 2008	Six months ended May 31, 2007
Operating income excluding restructuring charges	$158.7	$148.3
Less: Restructuring charges	.8	15.0

Operating income	$157.9	$133.3

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in two business segments, consumer and industrial. Profit margins in our consumer business are higher than the profit margins in our industrial business, which is consistent with the experience of other manufacturers operating in the same business segments. On average, approximately 80% of our product costs are from materials and packaging and approximately 20% are from labor and overhead. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack.

Our Strategy

Our strategy is to improve margins, invest in our business and increase sales and profits. We believe this strategy is as effective now as when we developed it in 1998.

Improving Margins - Our goal is to improve profit margins with cost savings from our restructuring program and supply chain initiatives, the elimination of lower margin business, acquisitions of high-margin brands and the introduction of higher-margin, more value-added products. The restructuring program that is underway is designed to improve our global supply chain. This plan, which was announced in 2005 and will extend through 2008, is intended to reduce our complexity and create an organization more focused on growth opportunities.

While our long-term goal is to improve profit margins, we do not expect to achieve this goal in 2008. This is primarily due to the effects of higher commodity costs that we began to experience in the second half of 2007 and which are continuing into 2008. While we have been able to offset the dollar impact of these higher costs through our pricing actions, we do not expect to improve profit margin in 2008.

Investing in the Business - We are investing in our consumer business by revitalizing our McCormick brand spices and seasonings in the United States. We started introducing new labels and new flip-top caps in 2006 and are continuing to roll out new store shelving displays that make shopping easier for the consumer and restocking easier for retailers. These projects are expected to be completed in 2008. A similar effort is underway that is designed to drive growth of our Schwartz brand in the U.K. and the Ducros brand in France. In the second half of 2008, we are relaunching our entire line of Vahine dessert items with significantly upgraded packaging and have already received a great response from retailers in France. Our consumer business is also driven by marketing spending to support our brands.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential. In our developed markets, we are seeking brands that have a niche position and meet a growing consumer trend.

We have made significant progress in transforming our U.S. industrial business. We are simplifying the business and focusing our resources on large customers who have the greatest potential to add profitable sales. Over the years we have grown industrial sales by maintaining a commitment to service and quality while working with our strategic partners to expand markets and develop new products.

Across all of our businesses, we are focused on monitoring and leading the latest trends through innovation. Convenience, freshness, wellness and ethnic flavors drive consumer demand and are a part of our new product development and acquisition strategy.

Increasing Sales and Profits - With good visibility into our business prospects and operating environment, growth objectives are used as internal goals and to provide a financial outlook for our shareholders. Our current objectives in 2008 are to grow sales at a high single digit rate and earnings per share 8 to 10%. Sales growth will benefit from higher pricing taken to offset higher input costs, as well as favorable foreign exchange rates and the addition of Billy Bee Honey Products. Beginning in 2009, we expect to grow sales annually by 4 to 6% and earnings per share by 9 to 11%.

RESULTS OF OPERATIONS - COMPANY

	Three months ended		Six months ended
	May 31,		May 31,
(in millions)	2008	2007	2008	2007
Net sales	$764.1	$687.2	$1,488.1	$1,339.9
Percent growth	11.2%		11.1%
Gross profit	$297.9	$271.8	$583.7	$536.2
Gross profit margin	39.0%	39.6%	39.2%	40.0%

The sales increase of 11.2% for the second quarter includes 3.9% for the favorable impact of foreign currency. While higher pricing contributed significantly to the sales growth, the combination of volume and product mix also had a positive effect that included the impact of new products and new distribution, as well as 1.7% in incremental sales from the acquisitions of Billy Bee in Canada and Thai Kitchen in Europe. For the six months ended May 31, 2008, the sales increase of 11.1% versus the same period last year includes 3.9% from the favorable impact of foreign currency. The remaining 7.2% increase was due to pricing actions, along with favorable product mix and higher volumes, including a 1.0% increase from acquisitions.

Gross profit increased 9.6% and 8.9% for the second quarter and first half of the year, respectively, while the gross profit margin remains under pressure from higher and more volatile commodity and energy costs. Through a combination of pricing actions, cost savings and favorable product mix, we have an effective offset to these dollar cost increases. However, on a gross profit margin basis these changes had a net unfavorable impact of 60 basis points for the quarter and 80 basis points for the first six months of the year. Restructuring charges in both 2008 and 2007 had a negligible impact on our gross profit margin.

	Three months ended		Six months ended
	May 31,		May 31,
(in millions)	2008	2007	2008	2007
Selling, general & administrative expense (SG&A)	$222.0	$198.5	$426.7	$389.1
Percent of net sales	29.1%	28.9%	28.7%	29.0%

The primary reason for the increase in SG&A as a percentage of net sales in the second quarter is our increase in marketing support by $4.8 million with print advertising, interactive media and other programs designed to drive sales of our branded products. For the six months ended May 31, 2008, our marketing support has increased by 10% over the prior year, however, SG&A as a percentage of net sales decreased primarily as a result of the cost savings from reductions in operating expenses as part of our restructuring program. For the full year 2008, we expect to increase advertising 10% with an even greater increase in our total marketing support which includes point of sale materials, sampling and other sales–building programs.

	Three months ended		Six months ended
	May 31,		May 31,
(in millions)	2008	2007	2008	2007
Interest expense	$12.7	$15.2	$27.5	$29.1
Other income, net	3.0	2.2	6.4	4.0

Lower interest rates led to a favorable variance in interest expense, offsetting the fact that total average debt outstanding was higher in 2008 when compared to 2007. In addition, the increase in other income was due to higher interest income in the three and six months ended May 31, 2008 versus the same periods in the prior year.

	Three months ended		Six months ended
	May 31,		May 31,
(in millions)	2008	2007	2008	2007
Income from consolidated operations before income taxes	$70.8	$53.9	$136.8	$108.2
Income taxes	21.8	16.8	41.7	32.7
Effective tax rate	30.8%	31.2%	30.5%	30.2%

The effective tax rate for the first six months of 2008 includes $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlement of state tax audits. Excluding the effect of these tax benefits, the effective tax rate for fiscal year 2008 is estimated to be 31%, which is consistent with our 2007 effective tax rate. The effective tax rate for the first half of 2007 includes $1.9 million of discrete tax benefits due to new tax legislation in The Netherlands that reduced the corporate income tax rate and the settlement of certain U.S. tax issues.

Income from unconsolidated operations for the three and six months ended May 31, 2008 decreased by $0.5 million and $1.6 million, respectively, when compared to the same periods in 2007. These decreases for both the quarter and year were primarily driven by the higher cost of soy oil, which is impacting our joint venture in Mexico. Soy oil is the primary ingredient in mayonnaise, which is the leading product for this joint venture. If the price of soy oil stays at the current level, it is likely that we will continue to report lower levels of joint venture profit throughout 2008 when compared to 2007.

The following table outlines the major components of the change in diluted earnings per share from 2007 to 2008:

	Three months ended	Six months ended
	May 31,	May 31,
2007 Earnings per share - diluted	$0.31	$0.64
Restructuring activities	0.06	0.08
Higher operating income	0.02	0.06
Lower interest expense/higher interest income	0.02	0.02
Lower unconsolidated income	—	(0.01)
Effect of lower shares outstanding	—	0.01

2008 Earnings per share - diluted	$0.41	$0.80

RESULTS OF OPERATIONS - SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended		Six months ended
	May 31,		May 31,
(in millions)	2008	2007	2008	2007
Net sales	$417.5	$372.5	$827.9	$747.3
Percent growth	12.1%		10.8%
Operating income excluding restructuring charges	55.8	53.1	122.7	113.3
Operating income margin, excluding restructuring charges	13.4%	14.3%	14.8%	15.2%

The 12.1% increase in sales in the second quarter of 2008 as compared to the second quarter of 2007, included an impact of 5.0% from favorable foreign currency rates and 2.6% from recent acquisitions. About 70% of the remaining increase came from pricing actions and 30% from favorable mix and higher volume.

In the Americas, sales increased 11.4% in the second quarter of 2008, compared to the second quarter of 2007, with 1.8% of the increase coming from favorable foreign exchange rates and another 3.0% from the Billy Bee acquisition. The remaining increase of 6.6% had similar contributions from pricing and from favorable product mix and increased volume. New products, new distribution, marketing and merchandizing played important roles in achieving these results. We are not seeing any measurable pull back by U.S. consumers following our February price increase. While our latest consumer takeaway analysis showed an increase in private label purchases, there was a nearly equal increase in consumer purchases of our branded products.

Second quarter 2008 sales in Europe increased 12.6% compared to the second quarter of 2007, with the majority of the increase, 11%, coming from favorable foreign exchange rates. In addition, higher pricing had a positive effect on sales, as well as the 2007 acquisition of Thai Kitchen in Europe which added 2.0% this quarter. Our markets in the U.K. and France are also benefiting from improved store merchandizing, product innovation and marketing support. In several smaller markets we are working to improve our financial performance with changes in distribution systems, merchandising, product packaging and marketing.

In the Asia/Pacific region sales increased 17.4% in the second quarter of 2008 compared to the second quarter of 2007. Of this increase, 13.2% was due to the impact of favorable foreign exchange rates. While we continue to grow sales in China at a double-digit pace, our consumer business in Australia was down slightly. In both Australia and China, we are introducing improved merchandising systems which have met with success in the U.S. and Europe.

For the six months ended May 31, 2008, sales from McCormick’s consumer business increased 10.8% compared to the same period last year. Higher volume, price and product mix added 6.2%, while favorable foreign exchange rates increased sales by 4.6%.

Second quarter 2008 operating income excluding restructuring charges for our consumer business increased $2.7 million, or 5.1%. This was below the 12.1% increase in sales, due mainly to increased investments in marketing to grow our brands.

In the second quarter of 2008, we recorded $4.7 million of restructuring credits in the consumer business, compared to $4.2 million in restructuring charges for the same period of 2007. The restructuring credits in the second quarter of 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.K. These restructuring charges were offset by a credit related to the disposal of assets. This credit was the result of an $8.4 million gain recorded on disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007. The restructuring charges in the second quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

For the six months ended May 31, 2008, operating income excluding restructuring charges for the consumer business increased 8.3% compared to the same period of 2007. The growth in operating income was mostly the result of higher sales.

During the six months ended May 31, 2008, we recorded $2.2 million of restructuring credits in the consumer business, compared to $9.5 million in restructuring charges for the same period of 2007. The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a credit related to the disposal of assets. This credit was the result of an $8.4 million gain recorded on disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007. The restructuring charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
	(in millions)
Net sales	$346.6	$314.7	$660.2	$592.6
Percent growth	10.1%		11.4%
Operating income excluding restructuring charges	21.6	21.0	36.0	35.0
Operating income margin, excluding restructuring charges	6.2%	6.7%	5.5%	5.9%

The second quarter sales increase of 10.1% from the second quarter of 2007 includes a favorable foreign exchange rate impact of 2.5%. The remaining increase was largely due to higher pricing.

In the Americas, industrial sales increased 8.2% in the second quarter of 2008 compared to the same period in 2007. Excluding the impact of foreign exchange rates, sales were up 6.2%. Higher pricing, in response to commodity cost increases, more than offset a decline from product mix and volume. We had success with a number of new products for snacks, beverages, poultry and side dishes. However, demand was down this quarter for some of our core restaurant products as customers shifted their emphasis to other menu items.

In Europe, industrial sales increased 9.6% in the second quarter of 2008 compared to the same period of 2007, which included a favorable foreign exchange rate impact of 0.7%. Higher pricing drove two thirds of the remaining increase and favorable product mix and volume the other one third.

In the Asia/Pacific region, industrial sales increased 26.9% in the second quarter of 2008 compared to the second quarter of 2007, which included a favorable foreign exchange rate impact of 12.7%. Higher volumes and a positive sales mix resulted from increased sales of seasonings for chicken sold to restaurant customers and snack seasonings sold to food manufacturers. Pricing had a minimal impact in the second quarter.

For the six months ended May 31, 2008, total industrial sales increased 11.4% compared to the same period last year, with 8.5% from favorable pricing, product mix and volumes and 2.9% from favorable foreign exchange rates.

In the second quarter of 2008, industrial business operating income excluding restructuring charges increased 2.9%, compared to the second quarter of 2007. We were able to offset the impact of higher commodity costs and deliver a modest profit increase in our industrial business.

In the second quarter of 2008, $1.6 million of restructuring charges were recorded in the industrial business, compared to $3.0 million in the second quarter of 2007. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe. The charges in the second quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland.

For the six months ended May 31, 2008, operating income excluding restructuring charges for the industrial business increased 2.9% compared to the same period of 2007. The benefit of our increased sales was largely offset by higher commodity costs.

During the six months ended May 31, 2008, $3.0 million of restructuring charges were recorded in the industrial business, compared to $5.5 million for the same period of 2007. The charges in 2008 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe.

RESTRUCTURING ACTIVITIES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs. At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements. These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005. As part of this plan, over a three-year period, we are consolidating our global manufacturing, rationalizing our distribution facilities, improving our go-to-market strategy, eliminating administrative redundancies and rationalizing our joint venture partnerships. In addition, for the industrial business, we are reallocating resources to key customers and taking pricing actions on lower volume products to meet new margin targets. Through 2007, these actions reduced the number of industrial business customers by 30% and products in the U.S. by approximately 20%. Sales related to these customers and products represented approximately 2 to 5% of industrial business sales in the U.S. As these sales had minimal profit, this reduction improved margins. These reductions also facilitated the consolidation of certain manufacturing facilities.

The restructuring plan has reduced complexity and increased the organizational focus on growth opportunities in both the consumer and industrial businesses. We are projecting up to $55 million ($37 million after-tax) of annual cost savings by the end of 2008. In 2006, we realized $10 million ($7 million after-tax) of annual cost savings and another $35 million ($24 million after-tax) in 2007. This has improved margins and increased earnings per share, offset higher costs, as well as allowed us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are reflected in both cost of sales and selling, general and administrative expenses in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $115 to $120 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $90 million will consist of severance and other personnel costs and approximately $50 million of other exit costs. Asset write-offs are expected to be $10 to $15 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006.

Restructuring charges to date include $10.7 million recorded in 2005, $50.4 million recorded during 2006 (including the gain on Signature) and $34.8 million recorded in 2007. In the three and six months ended May 31, 2008, we recorded $3.1 million restructuring credits and $0.8 million restructuring charges, respectively. We expect to incur a total of approximately $20 million in charges for the 2008 year. For the total plan, the cash related portion of the charges will be approximately $95 to $100 million, with total cash spent to date of $78.6 million, after offsetting the $14.4 million net cash received from the Salinas sale in April, 2008 and $9.2 million in net cash received from the redemption of Signature. We expect to spend approximately $9 million in 2008, net of cash received from asset sales. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken are expected to reduce positions by approximately 1,200 by November 2008. Of the expected position reduction, 1,034 positions have been eliminated as of May 31, 2008.

The following is a summary of restructuring activities (in millions):

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
Pre-tax restructuring charges/(credits)
Other restructuring charges/(credits)	$(4.6)	$6.4	$(0.9)	$13.8
Recorded in cost of goods sold	1.5	0.8	1.7	1.2

(Increase) reduction in operating income	(3.1)	7.2	0.8	15.0
Income tax effect	1.0	(2.2)	(0.3)	(4.8)
Loss on sale of unconsolidated operations, net of tax	—	0.5	—	0.8

(Increase) reduction in net income	$(2.1)	$5.5	$0.5	$11.0

(Increase) reduction in earnings per share - diluted	$(0.02)	$0.04	$—	$0.08

During the three months ended May 31, 2008, we recorded $2.0 million of severance costs, primarily associated with the reduction of administrative personnel in Canada and Europe. In addition, we recorded $2.5 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. These restructuring charges were offset by a $7.6 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007.

During the six months ended May 31, 2008, we recorded $3.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and Canada. In addition, we recorded $4.7 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a $7.0 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007. From inception of the project in November 2005, we have incurred $96.6 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 gain recorded on the redemption of our Signature investment in 2006.

During the three months ended May 31, 2007, we recorded $3.0 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. In addition, we recorded $3.1 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.1 million is write-downs of assets which is primarily the accelerated depreciation of assets related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland.

During the six months ended May 31, 2007, we recorded $5.2 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $7.9 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland. The remaining $1.9 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets.

Also in the three and six months ended May 31, 2007, we recorded net losses, after tax, of $0.5 million and $0.8 million, respectively, in connection with unconsolidated joint venture transactions initially recorded in 2006.

During the six months ended May 31, 2008 and 2007, we received $4.7 million and spent $30.0 million, respectively, in cash on the restructuring plan. The cash received in 2008 includes $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward and option contracts was an unrealized loss of $2.2 million as of May 31, 2008, compared to an unrealized losses of $1.4 million as of May 31, 2007 and $2.7 million as of November 30, 2007. The notional value of our portfolio of forward and option contracts was $60.9 million as of May 31, 2008, compared to the $42.3 million notional value as of May 31, 2007 and the $63.1 million notional value as of November 30, 2007. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of May 31, 2008, we had a total of $225 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps changed from a $10.8 million loss as of November 30, 2007 to a $0.4 million loss as of May 31, 2008 due to the settlement of the treasury lock agreements in December 2007 (see Note 9 of the financial statements) and changes in interest rates.

Credit Risk

There has been no significant change to our credit risk since the disclosure in our Annual Report on Form 10-K for the year ended November 30, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2008, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2007.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2008	2007
	(in millions)
Net cash provided by (used in) operating activities	$92.7	$(8.0)
Net cash used in investing activities	(103.2)	(37.8)
Net cash provided by financing activities	4.2	33.1

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

Operating Cash Flow - The increase in operating cash flow is driven by lower payments for restructuring actions and strong collections of receivables in the first half of 2008 as compared to the first half of 2007. Payments for income taxes were less in the first six months of 2008 as compared to those made in the prior year. Also, during the six months ended May 31, 2007, we made a $22 million contribution to our major U.S. pension plan. We have not made any contributions to our major U.S. pension plan in 2008 as we were in an overfunded status as of November 30, 2007.

Investing Cash Flow - The increase in cash flow used for investing is due to $76.4 million in cash used for the acquisition of Billy Bee in the current year, as compared to $3.0 million in cash used for the purchase of Fish Crisp in the prior year. The $76.4 million is being financed through cash from operations and short-term credit facilities. We spent $25.4 million on net capital expenditures (capital expenditures less proceeds from sale of fixed assets) in the first half of 2008, compared to $34.7 million for the same period last year. Net capital expenditures for the fiscal year 2008 are expected to be approximately $90 million.

Financing Cash Flow - The decrease in cash flow provided by financing activities when compared to the prior year is primarily due to a change in the need for short-term borrowings. In the first six months of 2008, we borrowed $250 million ($248.3 million in net proceeds) to repay $150 million of debt that matured during the quarter and repaid short-term debt with the remainder (see Note 9 of the financial statements). In the first six months of 2007, we increased short-term borrowings by $115.1 million to fund operating and investing cash requirements.

There were no shares repurchased during the six months ended May 31, 2008. In the six months ended May 31, 2007, we repurchased 1,520,000 shares for $57.6 million. As of May 31, 2008, $49 million remained of the $400 million share repurchase authorization. The amount of share repurchases in 2008 will be less than prior years in anticipation of the Lawry’s acquisition (see Note 2 of the financial statements). During the six months ended May 31, 2008, we received proceeds of $18.7 million from exercised options compared to $27.9 million in the same period in the prior year. We increased dividends paid to $56.5 million for the six months ended May 31, 2008 compared to $52.1 million in the same period last year. Dividends paid in the first quarter of 2008 were declared on November 27, 2007.

Our ratio of debt-to-total capital (total capital includes debt, minority interest and shareholders’ equity) was 38.0% as of May 31, 2008, down from 43.1% at May 31, 2007 and 39.8% at November 30, 2007. The increase in shareholders’ equity due to the weaker U.S. dollar, earnings in excess of dividends and issuance of common stock under employee benefit programs caused the decrease in debt-to-total capital compared to May 31, 2007 and November 30, 2007. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2008 and May 31, 2007 was $237.6 million and $325.4 million, respectively. Total average debt outstanding for the six months ended May 31, 2008 and May 31, 2007 was $957.4 million and $895.6 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2008, the exchange rates for the Euro, the Canadian dollar, the Australian dollar and the British pound sterling were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $28 million, inventory of approximately $15 million, goodwill of approximately $75 million and other comprehensive income of approximately $147 million since May 31, 2007. At May 31, 2008, the exchange rates for the Euro, the Canadian dollar and Australian dollar were also higher than at November 30, 2007. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $10 million, inventory of approximately $4 million, goodwill of approximately $29 million and other comprehensive income of approximately $53 million since November 30, 2007.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including those related to the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, expected trends in net sales and earnings performance and other financial measures, annualized savings and other benefits from our streamlining and restructuring activities, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could be materially affected by external factors such as damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, and global economic conditions generally which would include interest and inflation rates as well as foreign currency fluctuations, and other risks described in the our Form 10-K for the fiscal year ended November 30, 2007. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended November 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	CS – 500	$37.39	500	$49.1 million
Total	CS – 500	$37.39	500	$49.1 million

In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization. As of May 31, 2008, $49.1 million remained of the $400 million authorization. This amount is expected to be sufficient for fiscal year 2008 share repurchases.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of stockholders on April 2, 2008.

(b) Response included below in (c).

(c)

1. The following individuals were elected by the stockholders to the Board of Directors by the votes indicated.

Name	Votes For	Votes Against	Abstentions
John P. Bilbrey	11,293,488	35,949	18,214
James T. Brady	11,299,986	30,810	16,855
J. Michael Fitzpatrick	11,277,882	29,013	40,756
Freeman A. Hrabowski	11,265,581	38,412	43,658
Robert J. Lawless	11,275,920	59,269	12,463
Michael D. Mangan	11,267,134	38,544	41,973
Joseph W. McGrath	11,273,060	31,179	43,413
Margaret M.V. Preston	11,298,239	30,821	18,593
George A. Roche	11,272,081	33,532	42,039
William E. Stevens	11,301,998	28,220	17,434
Alan D. Wilson	11,279,455	29,891	38,305

There were no broker non-votes with respect to the election of directors.

2. The stockholders approved the 2007 Omnibus incentive Plan by a vote of 9,693,038 for and 39,032 votes against, with 17,765 abstentions and 1,277,002 broker non-votes.

3. The stockholders ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for 2008 by a vote of 11,290,855 votes for and 39,032 votes against, with 17,765 abstentions and no broker non-votes.

(d) No response required.

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

Exhibit Number		Description
(3)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

By-Laws of McCormick & Company, Incorporated Restated and Amended on June 24, 2008	Incorporated by reference from Exhibit 3(i) of the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between Registrant and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of Registrant’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003. Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

	(iv)	Indenture dated December 5, 2007 between Registrant and The Bank of New York, incorporated by reference from Exhibit 4.1 of Registrant’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007. Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of Registrant with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601b(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated December 1, 2005, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated July 10, 2006, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of the Registrant’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007.

(10)	Material contracts

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

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of the Registrant’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of the Registrant’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.*

(v)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth in Exhibit B of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of the Registrant’s Board of Directors who are not also employees of the Registrant, is set forth on page 28 of the Registrant’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of the Registrant’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(ix)	2005 Deferred Compensation Plan, effective January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 10(xii) of Registrant’s 10-K for the fiscal year ended November 30, 2004, as filed with the Securities and Exchange Commission on January 27, 2005.*

(x)	The 2007 Employees Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 16, 2007, as filed with the Securities and Exchange Commission on February 16, 2007, and incorporated by reference herein.*

(xi)	Asset Purchase Agreement, dated November 13, 2007, between the Registrant and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 13, 2007.

(xii)	Consulting Agreement, dated January 1, 2008, among the Registrant, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10 (xiii) of the Registrant’s Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 28, 2008.*

(xiii)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of the Registrant’s definitive Proxy Statement dated February 20, 2008, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	July 9, 2008	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date:	July 9, 2008	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller