Form 10-Q
period 2008-08-31
MCCORMICK & CO INC
filed 2008-10-09
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 2008

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

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding August 31, 2008
Common Stock	12,473,304
Common Stock Non-Voting	117,520,834

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Net sales	$781.6	$716.2	$2,269.7	$2,056.1
Cost of goods sold	473.2	431.9	1,377.6	1,235.6

Gross profit	308.4	284.3	892.1	820.5

Selling, general and administrative expense	212.9	192.6	639.6	581.8
Restructuring charges	2.6	2.8	1.7	16.6

Operating income	92.9	88.9	250.8	222.1

Interest expense	12.8	15.8	40.3	44.9
Other income, net	(10.0)	(2.4)	(16.4)	(6.5)

Income from consolidated operations before income taxes	90.1	75.5	226.9	183.7

Income taxes	26.8	23.2	68.5	55.9

Net income from consolidated operations	63.3	52.3	158.4	127.8

Income from unconsolidated operations	5.3	4.5	15.0	15.5
Loss on sale of unconsolidated operations	—	—	—	(.8)

Net income	$68.6	$56.8	$173.4	$142.5

Earnings per common share – basic	$0.53	$0.44	$1.35	$1.10

Average shares outstanding – basic	129.3	129.1	128.7	129.8

Earnings per common share – diluted	$0.52	$0.43	$1.32	$1.07

Average shares outstanding – diluted	132.3	132.4	131.6	133.3

Cash dividends paid per common share	$0.22	$0.20	$0.66	$0.60

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	August 31, 2008	August 31, 2007	November 30, 2007
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30.3	$45.7	$45.9
Receivables, net	429.8	399.9	456.5
Inventories
Finished products	239.9	229.4	222.0
Raw materials and work-in-process	222.4	210.5	208.2

	462.3	439.9	430.2
Prepaid expenses and other current assets	57.6	58.1	50.5

Total current assets	980.0	943.6	983.1

Property, plant and equipment	1,051.5	1,000.3	1,028.8
Less: accumulated depreciation	(574.9)	(530.8)	(541.2)

Total property, plant and equipment, net	476.6	469.5	487.6

Goodwill, net	1,328.3	835.7	879.5
Intangible assets, net	419.7	204.4	207.5
Prepaid allowances	42.0	46.7	39.3
Investments and other assets	183.7	173.4	190.5

Total assets	$3,430.3	$2,673.3	$2,787.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$422.9	$304.3	$149.2
Current portion of long-term debt	50.6	151.4	.4
Trade accounts payable	249.2	209.3	243.3
Other accrued liabilities	334.4	339.0	468.4

Total current liabilities	1,057.1	1,004.0	861.3

Long-term debt	878.2	418.0	573.5
Other long-term liabilities	279.8	282.0	267.6

Total liabilities	2,215.1	1,704.0	1,702.4

Shareholders’ Equity
Common stock	224.8	197.1	201.0
Common stock non-voting	353.3	292.3	300.0
Retained earnings	403.3	298.8	323.8
Accumulated other comprehensive income	233.8	181.1	260.3

Total shareholders’ equity	1,215.2	969.3	1,085.1

Total liabilities and shareholders’ equity	$3,430.3	$2,673.3	$2,787.5

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Nine months ended
	August 31,	August 31,
	2008	2007
Cash flows from operating activities
Net income	$173.4	$142.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	64.6	61.4
Stock-based compensation	15.0	17.5
Loss on sale of unconsolidated operations	—	.8
Income from unconsolidated operations	(15.0)	(15.5)
Changes in operating assets and liabilities	(134.1)	(193.4)
Dividends from unconsolidated affiliates	11.4	9.7

Net cash flow provided by operating activities	115.3	23.0

Cash flows from investing activities
Acquisition of business	(696.8)	(15.9)
Capital expenditures	(56.7)	(50.7)
Net proceeds from sale of Season-All	14.0	—
Proceeds from sale of property, plant and equipment	14.8	.1

Net cash flow used in investing activities	(724.7)	(66.5)

Cash flows from financing activities
Short-term borrowings, net	524.4	223.6
Long-term debt borrowings	255.0	—
Long-term debt repayments	(150.3)	(.3)
Proceeds from exercised stock options	47.6	34.1
Common stock acquired by purchase	(9.3)	(146.8)
Dividends paid	(85.5)	(78.1)

Net cash flow provided by financing activities	581.9	32.5

Effect of exchange rate changes on cash and cash equivalents	11.9	7.6

Decrease in cash and cash equivalents	(15.6)	(3.4)
Cash and cash equivalents at beginning of period	45.9	49.1

Cash and cash equivalents at end of period	$30.3	$45.7

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

The results of consolidated operations for the three and nine month periods ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in sales, earnings and cash flow from operations in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provided additional disclosures with our filing for our year ended November 30, 2007. The requirement to change the measurement date is effective for our year ending November 30, 2009. The impact of measuring the funded status as of November 30, 2009 will be dependent upon interest rates, market performance and other factors at the measurement date and therefore cannot be determined.

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

On July 31, 2008, we completed the purchase of the assets of the Lawry’s business from Conopco, Inc. an indirect subsidiary of Unilever N.V. (“Unilever”). Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” and “Adolph’s” brands in North America. The acquisition included the rights to the brands as well as related inventory and a small number of dedicated production lines. It did not include any manufacturing facilities or employees. The annual sales of this business are approximately $150 million. The allocation of Lawry’s sales is expected to be approximately 90% to our consumer segment and approximately 10% to our industrial segment. The purchase price was $604 million in cash, the assumption of certain liabilities relating to the purchased assets and transaction costs of $15 million. We used cash on hand and borrowings under our commercial paper program to fund the purchase price. On September 3, 2008 we issued $250 million in medium term debt ($248 million in net proceeds) to repay a portion of our outstanding commercial paper issued to fund the Lawry’s acquisition (see Note 9). Because we refinanced a portion of the commercial paper borrowings associated with the Lawry’s transaction, $248 million of short-term borrowings has been classified as long-term debt in the August 31, 2008 balance sheet. The purchase agreement has undergone a regulatory review and the Federal Trade Commission (FTC) granted final approval for the transaction. As part of that approval, we sold our Season-All business to Morton International, Inc. With annual sales of approximately $18 million, the Season-All business was sold for $15 million in cash (with net cash proceeds of $14 million). This resulted in a pre-tax gain of $12.9 million which was recorded as part of Other income, net in our income statement.

We are accounting for the acquisition of Lawry’s as a purchase of a business under United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Lawry’s are recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. The excess purchase price over the estimated fair value of the tangible net assets purchased was $609.7 million, which includes $15 million of transaction costs. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of August 31, 2008, $202.0 million was allocated to other intangible assets and $407.7 million to goodwill. The significant amount of goodwill is due to the profitability of the Lawry’s business, our plans to grow this business and achieve synergies during the integration process. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support will be different under our ownership. Net sales for the three and nine months ended August 31, 2008 from this acquisition were $12.4 million. Operating expenses for the three and nine months ended August 31, 2008 include amortization of intangible assets from the Lawry’s acquisition of $0.5 million.

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

The excess purchase price over the estimated fair value of the tangible net assets purchased was $71.6 million. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of August 31, 2008, $18.6 million was allocated to other intangible assets and $53.0 million to goodwill. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition.

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

3.	EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Average shares outstanding – basic	129.3	129.1	128.7	129.8
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	3.0	3.3	2.9	3.5

Average shares outstanding – diluted	132.3	132.4	131.6	133.3

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2008 and 2007 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Anti-dilutive securities	1.0	3.1	3.3	2.9

The following table sets forth the common stock activity for the three and nine months ended August 31, 2008 and 2007 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Shares issued under stock option and employee stock purchase plans and RSUs	1.2	.4	2.4	1.5
Shares repurchased in connection with the stock repurchase program	.2	2.5	.2	4.0

As of August 31, 2008, $40 million remained of the $400 million share repurchase authorization.

4.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Net income	$68.6	$56.8	$173.4	$142.5
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs	3.6	(.6)	5.6	(1.3)
Foreign currency translation adjustments	(90.5)	14.9	(37.9)	43.2
Derivative financial instruments	5.4	(1.4)	5.9	(1.1)

Comprehensive (loss) income	$(12.9)	$69.7	$147.0	$183.3

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	August 31,	August 31,	November 30,
	2008	2007	2007
Foreign currency translation adjustment	$308.7	$266.6	$346.6
Unrealized gain (loss) on foreign currency exchange contracts	0.8	(.6)	(2.1)
Fair value of open interest rate swaps	—	(4.1)	(9.9)
Unamortized value of settled interest rate swaps	(7.0)	—	—
Pension and other postretirement costs	(68.7)	(80.8)	(74.3)

Accumulated other comprehensive income	$233.8	$181.1	$260.3

5.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31 (in millions):

	United States		International
	2008	2007	2008	2007
Defined benefit plans
Service cost	$2.7	$3.0	$1.5	$1.7
Interest costs	6.5	6.1	3.0	2.7
Expected return on plan assets	(6.6)	(6.2)	(3.2)	(2.5)
Amortization of prior service costs	—	—	.1	—
Recognized net actuarial loss	1.2	2.5	.5	.8

Total pension expense	$3.8	$5.4	$1.9	$2.7

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31 (in millions):

	United States		International
	2008	2007	2008	2007
Defined benefit plans
Service cost	$8.0	$8.8	$4.6	$5.0
Interest costs	19.6	18.4	8.9	7.8
Expected return on plan assets	(19.8)	(18.6)	(9.5)	(7.2)
Amortization of prior service costs	—	.1	.2	.1
Recognized net actuarial loss	3.6	7.5	1.6	2.3

Total pension expense	$11.4	$16.2	$5.8	$8.0

During the nine months ended August 31, 2008, we have not made any contributions to our major U.S. pension plan as we were in an overfunded status as of November 30, 2007. However, we may need to make changes in the funding of our U.S. pension plan in the future depending upon economic conditions and investment performance. In the first quarter of 2007, we made a $22 million contribution to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. Total contributions to our international pension plans and our nonqualified U.S. plan in 2008 are expected to be approximately $25 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Other postretirement benefits
Service cost	$.9	$.9	$2.6	$2.6
Interest costs	1.6	1.4	4.8	4.3
Amortization of prior service costs	(.3)	(.3)	(1.0)	(.8)
Amortization of (gains) and losses	.2	.2	.7	.6

Total other postretirement expense	$2.4	$2.2	$7.1	$6.7

6.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Stock-based compensation expense	$3.1	$4.1	$15.0	$17.3

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

As of August 31, 2008 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $146.6 million and the intrinsic value for all options exercisable was $142.6 million. The total intrinsic value of all options exercised was as follows (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Total intrinsic value for all options exercised	$28.7	$9.2	$50.9	$25.7

The following is a summary of all option activity for the nine months ended August 31:

	2008		2007
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	14.2	$26.38	15.8	$25.31
Granted	.6	37.58	.8	38.20
Exercised	(2.7)	20.24	(1.7)	22.40
Forfeited	—	—	(.2)	34.93

Outstanding at end of August	12.1	28.29	14.7	26.17

Exercisable at end of August	10.7	$27.18	12.0	$24.07

The following is a summary of all of our RSU activity for the nine months ended August 31:

	2008		2007
(shares in thousands)	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of period	373	$36.47	280	$32.88
Granted	279	37.58	257	38.28
Vested	(275)	35.81	(155)	33.03
Forfeited	(3)	37.38	(5)	34.64

Outstanding at end of August	374	$37.78	377	$36.47

7.	RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of approximately $115 million for this program. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $90 million will consist of severance and other personnel costs and approximately $50 million for other exit costs. Asset write-offs are expected to be approximately $10 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. We expect the cash related portion of the charges will be approximately $95 million, of which approximately $10 million is expected to be spent in 2008, net of cash received for asset sales. The actions being taken are expected to reduce positions by approximately 1,250 by November 2008. Certain parts of the restructuring program are still underway in the fourth quarter of 2008 and it is possible that some of these initiatives might not be completed until 2009.

The following is a summary of restructuring activities (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Pre-tax restructuring charges
Other restructuring charges	$2.6	$2.8	$1.7	$16.6
Recorded in cost of goods sold	0.9	1.4	2.5	2.7

Reduction in operating income	3.5	4.2	4.2	19.3
Income tax effect	(1.1)	(1.2)	(1.3)	(6.0)
Loss on sale of unconsolidated operations, net of tax	—	—	—	0.8

Reduction in net income	$2.4	$3.0	$2.9	$14.1

During the three months ended August 31, 2008, we recorded $1.0 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $1.5 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. The remaining $1.0 million is comprised of asset write-downs in Europe. Of the 1,250 positions expected to be reduced, 1,105 positions have been eliminated as of August 31, 2008. From inception of the project in November 2005, we have incurred $100.1 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the nine months ended August 31, 2008, we recorded $4.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and Canada. In addition, we recorded $6.2 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a $6.1 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007.

During the three months ended August 31, 2007, we recorded $1.6 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and the U.S. In addition, we recorded $3.9 million of other exit costs related to the consolidation of production facilities in Europe and closure of our manufacturing facility in Salinas, California. Partially offsetting these costs is a $1.3 million net asset related gain. This gain is composed of a gain from the sale of our manufacturing facility in Paisley, Scotland, mostly offset by write-downs of assets which are primarily the accelerated depreciation of assets related to the closure of the manufacturing facility in Salinas, California.

During the nine months ended August 31, 2007, we recorded $6.8 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $11.9 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland and to the consolidation of production facilities in Europe. The remaining $0.6 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets, mostly offset by the asset related gain from the sale of our manufacturing facility in Paisley, Scotland.

Also in the nine months ended August 31, 2007, we recorded net losses, after tax, of $0.8 million, in connection with unconsolidated joint venture transactions initially recorded in 2006. These losses are shown on the line entitled “Loss on sale of unconsolidated operations” in our income statement.

The business segment components of the restructuring charges recorded in 2008 and 2007 are as follows (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Consumer	$2.4	$4.2	$0.2	$13.8
Industrial	1.1	—	4.0	5.5

Total restructuring charges	$3.5	$4.2	$4.2	$19.3

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

During 2008 and 2007, the following cash was spent on our restructuring plan (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Total cash spent	$4.7	$3.6	$0.1	$33.6

The cash spent for the nine months ended August 31, 2008 includes the $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008. From inception of the project in November 2005, $83.3 million in cash has been spent on the restructuring plan, including the $14.4 million cash received from the Salinas sale and $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in millions):

	Severance and personnel costs	Asset related charges/ (credits)	Other exit costs	Total
Third Quarter 2008:

Balance at May 31, 2008	$5.2	$—	$.3	$5.5
Restructuring charges	1.0	1.0	1.5	3.5
Amounts utilized	(3.1)	(1.0)	(1.6)	(5.7)

Balance at Aug 31, 2008	$3.1	$—	$.2	$3.3

Nine months ended August 31, 2008:

Balance at Nov 30, 2007	$7.1	$—	$.4	$7.5
Restructuring charges	4.1	(6.1)	6.2	4.2
Amounts utilized	(8.1)	6.1	(6.4)	(8.4)

Balance at Aug 31, 2008	$3.1	$—	$.2	$3.3

Third Quarter 2007:

Balance at May 31, 2007	$5.5	$—	$.7	$6.2
Restructuring charges	1.6	(1.3)	3.9	4.2
Amounts utilized	(4.1)	1.3	(3.9)	(6.7)

Balance at Aug 31, 2007	$3.0	$—	$.7	$3.7

Nine months ended August 31, 2007:

Balance at Nov 30, 2006	$20.3	$—	$3.1	$23.4
Restructuring charges	6.8	.6	11.9	19.3
Amounts utilized	(24.1)	(.6)	(14.3)	(39.0)

Balance at Aug 31, 2007	$3.0	$—	$.7	$3.7

8.	INCOME TAXES

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

There were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2008. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits varies depending on the tax jurisdiction. In major jurisdictions, with few exceptions, we are no longer subject to income tax audits by taxing authorities for years before 2003. In 2007, the Internal Revenue Service commenced an examination of our U.S. income tax return for the tax year 2005 that is anticipated to be completed early in fiscal year 2009.

Income taxes for the third quarter of 2008 and nine months ended August 31, 2008 include $1.1 million and $1.8 million, respectively, of discrete tax benefits related to U.S. tax adjustments.

Income taxes for the third quarter of 2007 include $0.6 million of discrete tax expense adjustments were principally due to the change in the UK tax rate. Income taxes for the nine months ended August 31, 2007 include $1.3 million of discrete tax benefits and were principally due to the change in the tax rate in The Netherlands and the UK.

9.	FINANCIAL INSTRUMENTS

In September 2008, we issued $250 million of 5.25% notes due 2013, with net cash proceeds received of $248.0 million. Interest is payable semiannually in arrears in March and September of each year. Of these notes, $100 million were subject to an interest rate hedge as further disclosed below. The net proceeds from this offering were used to pay down commercial paper which was issued for the purchase of the Lawry’s business (see Note 2).

We entered into three separate forward treasury lock agreements totaling $100 million in July and August of 2008. These forward treasury lock agreements were executed to manage the interest rate risk associated with the forecasted issuance of $250 million of fixed rate medium-term notes issued in September 2008. We cash settled these treasury lock agreements for a loss of $1.5 million simultaneous with the issuance of the notes and effectively fixed the interest rate on the $250 million notes at a weighted average fixed rate of 5.54%. The loss on these agreements has been deferred in other comprehensive income and will be amortized over the five-year life of the medium-term notes as a component of interest expense.

In connection with the issuance of the $250 million of fixed rate debt used to finance the Lawry’s acquisition, we rebalanced our debt portfolio to achieve a desired mix of floating and fixed interest rates by terminating $75 million of existing forward starting interest rate swaps with a payment of $5.0 million.

In July 2008, we entered into a $500 million 364 day revolving credit agreement with various banks for general business purposes. Our current pricing under this new credit agreement, on a fully drawn basis, is LIBOR plus 0.25%. The amount of credit facilities at August 31, 2008 was $1 billion, which supports our commercial paper borrowing program. In September 2008, when we received the net proceeds of $248.0 million from the five year note issuance, our availability under the new credit facility was reduced by $250 million and our total credit facilities supporting the commercial paper program was $750 million.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in millions):

		Fair Value Measurements at 8/31/08 Using Fair Value Hierarchy
	Fair Value as of 8/31/08	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$30.3	$30.3	$—	$—
Long-term investments	49.3	49.3	—	—
Interest rate derivatives	6.8	—	6.8	—
Foreign currency derivatives	1.9	—	1.9	—

Total	$88.3	$79.6	$8.7	$—

Liabilities
Long-term debt	$927.7	$—	$927.7	$—

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quoted market prices from various banks for similar instruments.

11.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasoning blends and other flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Silvo”, “Schwartz”, “Club House” and “Billy Bee”. Our industrial segment sells to other food manufacturers and the food service industry both directly and indirectly through distributors.

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

	Consumer	Industrial	Total
	(in millions)
Three months ended August 31, 2008
Net sales	$443.0	$338.6	$781.6
Restructuring charges	2.4	1.1	3.5
Operating income excluding restructuring charges	75.1	21.3	96.4
Income from unconsolidated operations	3.2	2.1	5.3

Three months ended August 31, 2007
Net sales	$387.4	$328.8	$716.2
Restructuring charges	4.2	—	4.2
Operating income excluding restructuring charges	70.5	22.6	93.1
Income from unconsolidated operations	3.7	.8	4.5

	Consumer	Industrial	Total
	(in millions)
Nine months ended August 31, 2008
Net sales	$1,270.9	$998.8	$2,269.7
Restructuring charges	.2	4.0	4.2
Operating income excluding restructuring charges	197.8	57.2	255.0
Income from unconsolidated operations	10.5	4.5	15.0

Nine months ended August 31, 2007
Net sales	$1,134.7	$921.4	$2,056.1
Restructuring charges	13.8	5.5	19.3
Operating income excluding restructuring charges	183.8	57.6	241.4
Income from unconsolidated operations	12.8	2.7	15.5

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in millions):

	Three months ended Aug 31, 2008	Three months ended Aug 31, 2007
Operating income excluding restructuring charges	$96.4	$93.1
Less: Restructuring charges	3.5	4.2

Operating income	$92.9	$88.9

	Nine months ended Aug 31, 2008	Nine months ended Aug 31, 2007
Operating income excluding restructuring charges	$255.0	$241.4
Less: Restructuring charges	4.2	19.3

Operating income	$250.8	$222.1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Improving Margins - Our goal is to improve profit margins with cost savings from our restructuring program and supply chain initiatives, the elimination of lower margin business, acquisitions of high-margin brands and the introduction of higher-margin, more value-added products. The restructuring program that is underway is designed to improve our global supply chain. This plan, which was announced in 2005 and will extend through 2008 and possibly into 2009, is intended to reduce our complexity and create an organization more focused on growth opportunities.

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

Investing in the Business - We are investing in our consumer business by revitalizing our McCormick brand spices and seasonings in the United States. We started introducing new labels and new flip-top caps in 2006 and are continuing to roll out new store shelving displays that make shopping easier for the consumer and restocking easier for retailers. These projects are expected to be completed in 2008. A similar effort is underway that is designed to drive growth of our Schwartz brand in the U.K. and the Ducros brand in France. In the second half of 2008, we are relaunching our entire line of Vahine dessert items in France with significantly upgraded packaging.

We have increased our marketing support to drive growth of our brands. From 2002 to 2007 we doubled our advertising expense. With investments in advertising, sampling, interactive media and other programs, we plan a double digit increase in total marketing support for 2008.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential. In our developed markets, we are seeking brands that have a niche position and meet a growing consumer trend.

We have made significant progress in transforming our U.S. industrial business. We have simplified the business and are focusing our resources on large customers who have the greatest potential to add profitable sales. Over the years we have grown industrial sales by maintaining a commitment to service and quality while working with our strategic partners to expand markets and develop new products.

Across all of our businesses, we are focused on monitoring and leading the latest trends through innovation. Convenience, freshness, wellness and ethnic flavors drive consumer demand and are a part of our new product development and acquisition strategy.

Increasing Sales and Profits - With good visibility into our business prospects and operating environment, growth objectives are used as internal goals and to provide a financial outlook for our shareholders. Our current objective in 2008 is to grow sales 9 to 10%. Our guidance for 2008 earnings per share is between $2.04 to $2.08. Sales growth is benefitting from increased volume and product mix, including the addition of Lawry’s and Bill Bee Honey Products. Also adding to sales in 2008 is higher pricing taken to offset higher input costs, as well as favorable foreign exchange rates. Our long-term financial objectives continue to be to grow sales 4 to 6% and earnings per share 9 to 11%.

RESULTS OF OPERATIONS - COMPANY

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2008	2007	2008	2007
Net sales	$781.6	$716.2	$2,269.7	$2,056.1
Percent growth	9.1%		10.4%
Gross profit	$308.4	$284.3	$892.1	$820.5
Gross profit margin	39.5%	39.7%	39.3%	39.9%

The sales increase of 9.1% for the third quarter includes 2.9% for the favorable impact of foreign currency. With a weak dollar through the first three quarters, exchange rates have had a positive effect on sales, but stronger dollar exchange rates could have a negative sales impact in the fourth quarter.

In addition to the foreign exchange rate benefit, we were able to realize a 4.4% increase in sales due to pricing in the third quarter. Volume and product mix were up 1.8%, with a strong contribution from the consumer business partially offset by lower volume and mix in the industrial business. Incremental sales from acquisitions added 2.9% to the quarter. These included Lawry’s, Billy Bee in Canada and Thai Kitchen Europe, less the reduction in sales from the disposition of Season-All. For the nine months ended August 31, 2008, the sales increase of 10.4% versus the same period last year includes 3.5% from the favorable impact of foreign currency. The remaining 6.9% increase was due to pricing actions, along with favorable volume and product mix, including a 1.7% increase from acquisitions.

Gross profit increased 8.5% and 8.7% for the third quarter and first nine months of the year over the comparable periods from last year, respectively, while the gross profit margin remains under pressure from higher and more volatile commodity and energy costs. Through a combination of pricing actions, cost savings and favorable product mix, we have an effective offset to these dollar cost increases. However, on a gross profit margin basis these changes had a net unfavorable impact of 20 basis points for the quarter and 60 basis points for the first nine months of the year. Restructuring charges in both 2008 and 2007 had a negligible impact on our gross profit margin.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2008	2007	2008	2007
Selling, general & administrative expense (SG&A)	$212.9	$192.6	$639.6	$581.8
Percent of net sales	27.2%	26.9%	28.2%	28.3%

The primary reason for the increase in SG&A as a percentage of net sales in the third quarter is our increase in marketing support by $6.8 million with print advertising, interactive media and other programs designed to drive sales of our branded products. For the nine months ended August 31, 2008, we have significantly increased our marketing support over the prior year, however, SG&A as a percentage of net sales decreased primarily as a result of the cost savings from reductions in operating expenses as part of our restructuring program.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2008	2007	2008	2007
Interest expense	$12.8	$15.8	$40.3	$44.9
Other income, net	10.0	2.4	16.4	6.5

Lower interest rates led to a favorable variance in interest expense, offsetting the fact that total average debt outstanding was higher in 2008 when compared to 2007. In connection with the acquisition of Lawry’s, we sold our Season-All business and recorded a $12.9 million pre-tax gain in other income, net in the third quarter of 2008. Also, we made a $5.0 million payment to terminate existing forward starting interest rate swaps in connection with the rebalancing of our debt structure. In addition, interest income was higher in the nine months ended August 31, 2008 versus the same period in the prior year.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2008	2007	2008	2007
Income from consolidated operations before income taxes	$90.1	$75.5	$226.9	$183.7
Income taxes	26.8	23.2	68.5	55.9
Effective tax rate	29.7%	30.7%	30.2%	30.4%

The effective tax rate for the three months and nine months ended August 31, 2008 include $1.1 million and $1.8 million, respectively, in discrete tax benefits related to U.S. tax adjustments. Excluding the effect of these tax benefits, the effective tax rate for fiscal year 2008 is estimated to be 31%, which is consistent with our 2007 effective tax rate. The effective tax rate for the third quarter of 2007 includes $0.6 million of discrete tax benefits principally due to the change in the UK tax rate. The effective tax rate for the first nine months of 2007 includes $1.3 million of discrete tax benefits principally due to the change in the tax rate in the Netherlands and the UK (see Note 8 to the financial statements).

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2008	2007	2008	2007
Income from unconsolidated operations	$5.3	$4.5	$15.0	$15.5

Income from unconsolidated operations for the third quarter 2008 increased slightly compared to the same period in 2007. Income from unconsolidated operations for the nine months ended August 31, 2008 decreased slightly when compared to the same period in 2007. The decrease for the year was primarily driven by the higher cost of soy oil, which is impacting our joint venture in Mexico. Soy oil is the primary ingredient in mayonnaise, which is the leading product for this joint venture.

The following table outlines the major components of the change in diluted earnings per share from 2007 to 2008:

	Three months ended	Nine months ended
	August 31,	August 31,
2007 Earnings per share - diluted	$0.43	$1.07
Restructuring activities	—	0.08
Higher operating income	0.02	0.07
Lower interest expense/higher other income	0.06	0.08
Higher unconsolidated income and lower tax rate	0.01	—
Effect of lower shares outstanding	—	0.02

2008 Earnings per share - diluted	$0.52	$1.32

RESULTS OF OPERATIONS - SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2008	2007	2008	2007
Net sales	$443.0	$387.4	$1,270.9	$1,134.7
Percent growth	14.4%		12.0%
Operating income excluding restructuring charges	75.1	70.5	197.8	183.8
Operating income margin, excluding restructuring charges	17.0%	18.2%	15.6%	16.2%

The 14.4% increase in sales in the third quarter of 2008 as compared to the third quarter of 2007, included an impact of 3.9% from favorable foreign currency rates and 7.3% from volume and product mix that included a 4.5% benefit from acquisitions. The remaining increase of 3.2% was due to our pricing actions.

In the Americas, sales increased 15.0% in the third quarter of 2008, compared to the third quarter of 2007, with 0.6% of the increase coming from favorable foreign exchange rates. Volume and product mix rose 9.9% and pricing added 4.5% to sales this quarter. Of the 9.9% increase in volume and product mix, acquisitions accounted for 5.9% of the increase. We had new and expanded distribution of branded products with non-grocery customers and increases in warehouse clubs. With incremental marketing support, we are achieving increased sales of our branded products. In addition, we continue to grow our sales of private label and economy brands.

Third quarter 2008 sales in Europe increased 11.0% compared to the third quarter of 2007, with the majority of the increase, 10.5%, coming from favorable foreign exchange rates. Higher pricing also had a positive effect, increasing sales 1.2%. This was offset in part by a 0.7% reduction in volume and product mix, including additional sales from Thai Kitchen in Europe.

Our markets in the U.K. and France began to feel the impact of growing economic pressure on the consumer. Despite this pressure, sales of the U.K. Schwartz brand outpaced the category for the quarter. In France, in addition to a difficult economy, there are early signs of trade inventory reductions. In The Netherlands, we continue to face stiff competition and are working to regain distribution lost in 2006 with improved merchandising and product innovation. In Europe we are working to compete more effectively in a difficult market as we complete several restructuring actions, pass through higher costs in our pricing, introduce new products and optimize our marketing mix.

In the Asia/Pacific region we had excellent growth, as sales increased 24.8% in the third quarter of 2008 compared to the third quarter of 2007. Of this increase, 13.1% was due to the impact of favorable foreign exchange rates. The remaining increase was driven by higher volume and favorable product mix, primarily in China. Improvements in Australia include the successful introduction of new products and a customized version of the gravity feed merchandising system.

For the nine months ended August 31, 2008, sales from McCormick’s consumer business increased 12.0% compared to the same period last year. Higher volume, price and product mix added 7.6%, while favorable foreign exchange rates increased sales by 4.4%.

Third quarter 2008 operating income excluding restructuring charges for our consumer business increased $4.6 million, or 6.5%. This was below the 14.4% increase in sales, due mainly to increased investments in marketing to grow our brands.

In the third quarter of 2008, we recorded $2.4 million of restructuring charges in the consumer business, compared to $4.2 million for the same period of 2007. The restructuring charges in the third quarter of 2008 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. The restructuring charges in the third quarter of 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

For the nine months ended August 31, 2008, operating income excluding restructuring charges for the consumer business increased 7.6% compared to the same period of 2007. The growth in operating income was mostly the result of higher sales.

During the nine months ended August 31, 2008, we recorded $0.2 million of restructuring charges in the consumer business, compared to $13.8 million for the same period of 2007. The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a credit related to the disposal of assets. This credit was the result of an $8.4 million gain recorded on disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007. The restructuring charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S. and Europe, other exit and inventory write-off costs related to the closure of the manufacturing facility in Salinas, California and accelerated depreciation of assets.

INDUSTRIAL BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
	(in millions)
Net sales	$338.6	$328.8	$998.8	$921.4
Percent growth	3.0%		8.4%
Operating income excluding restructuring charges	21.3	22.6	57.2	57.6
Operating income margin, excluding restructuring charges	6.3%	6.9%	5.7%	6.2%

The third quarter sales increase of 3.0% from the third quarter of 2007 includes a favorable foreign exchange rate impact of 1.7%. Higher pricing added 5.8% to sales, while volume and product mix lowered sales by 4.5%.

In the Americas, sales increased 0.7%, but decreased 0.2% excluding the impact from favorable foreign exchange rates. In this region, higher pricing of 5.3% was largely offset by lower volume and product mix. Declines in coatings and other restaurant customer products drove much of this decrease. In addition, we discontinued the sale of certain low margin items.

In Europe, industrial sales increased 0.6%, net of a 0.1% unfavorable variance from foreign exchange rates. Foreign exchange rates had little impact here as our primary exposure is to the British pound, as compared to our consumer business in Europe which is largely affected by both the Euro and the British pound. We realized a significant amount of pricing which added 9.1% to industrial sales in Europe this quarter. Volume and product mix declined 8.4% primarily with restaurant customers. As in the U.S., this decline included some actions on our part to discontinue the supply of certain lower margin items. The reduced volume has had an unfavorable impact on our manufacturing efficiencies.

In the Asia/Pacific region, industrial sales increased 25.9% in the third quarter of 2008 compared to the third quarter of 2007, which included a favorable foreign exchange rate impact of 11.8%. Pricing had a minimal impact in this region. Higher volume and product mix resulted from increased sales of both core and promotional items to quick service restaurants in both China and Australia.

For the nine months ended August 31, 2008, total industrial sales increased 8.4% compared to the same period last year, with 5.9% from favorable pricing, product mix and volumes and 2.5% from favorable foreign exchange rates.

In the third quarter of 2008, industrial business operating income excluding restructuring charges decreased 5.8%, compared to the third quarter of 2007. Following two quarters of increases, lower sales volume, mainly in Europe, led to a $1.3 million decrease this quarter.

In the third quarter of 2008, $1.1 million of restructuring charges were recorded in the industrial business, compared to no restructuring charges recorded in the third quarter of 2007. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe. In the third quarter of 2007, the asset related gain from the sale of our manufacturing facility in Paisley, Scotland offset charges for severance costs associated with the reduction of administrative personnel in Europe and the U.S. and other exit costs related to the consolidation of production facilities in Europe.

For the nine months ended August 31, 2008, operating income excluding restructuring charges for the industrial business decreased 0.7% compared to the same period of 2007. The benefit of our increased sales was offset by higher commodity costs.

During the nine months ended August 31, 2008, $4.0 million of restructuring charges were recorded in the industrial business, compared to $5.5 million for the same period of 2007. The charges in 2008 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe. The charges in 2007 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe.

ACQUISITIONS

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

On July 31, 2008, we completed the purchase of the assets of the Lawry’s business from Conopco, Inc. an indirect subsidiary of Unilever N.V. (“Unilever”). Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” and “Adolph’s” brands in North America. The acquisition included the rights to the brands as well as related inventory and a small number of dedicated production lines. It did not include any manufacturing facilities or employees. The annual sales of this business are approximately $150 million. The allocation of Lawry’s sales is expected to be approximately 90% to our consumer segment and approximately 10% to our industrial segment. The purchase price was $604 million in cash, the assumption of certain liabilities relating to the purchased assets and transaction costs of $15 million. We used cash on hand and borrowings under our commercial paper program to fund the purchase price. On September 3, 2008 we issued $250 million in medium term debt ($248 million in net proceeds) to repay a portion of our outstanding commercial paper issued to fund the Lawry’s acquisition (see Note 9). Because we refinanced a portion of the commercial paper borrowings associated with the Lawry’s transaction, $248 million of short-term borrowings has been classified as long-term debt in the August 31, 2008 balance sheet. The purchase agreement has undergone a regulatory review and the Federal Trade Commission (FTC) granted final approval for the transaction. As part of that approval, we sold our Season-All business to Morton International, Inc. With annual sales of approximately $18 million, the Season-All business was sold for $15 million in cash. This resulted in a pre-tax gain of $12.9 million which was recorded as part of Other income, net in our income statement.

We are accounting for the acquisition of Lawry’s as a purchase of a business under United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Lawry’s are recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. The excess purchase price over the estimated fair value of the tangible net assets purchased was $609.7 million, which includes $15 million of transaction costs. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of August 31, 2008, $202.0 million was allocated to other intangible assets and $407.7 million to goodwill. The significant amount of goodwill is due to the profitability of the Lawry’s business, our plans to grow this business and achieve synergies during the integration process. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support will be different under our ownership. In the first year of operations after the acquisition of Lawry’s and disposal of Season-All, we project net incremental revenues of approximately $130 million with an accretion to earnings per share of approximately $.08 to $.10 on a fully diluted basis. Net sales for the three and nine months ended August 31, 2008 from this acquisition were $12.4 million. In addition, we estimate a sales decrease of $1.4 million due to lost sales from the Season-All business that was divested as a condition of the Lawry’s acquisition. Operating expenses for the three and nine months ended August 31, 2008 include amortization of intangible assets from the Lawry’s acquisition of $0.5 million.

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

The excess purchase price over the estimated fair value of the tangible net assets purchased was $71.6 million. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of August 31, 2008, $18.6 million was allocated to other intangible assets and $53.0 million to goodwill. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition.

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

RESTRUCTURING ACTIVITIES

As part of our plan to improve margins, we announced in September 2005 significant actions to improve the effectiveness of our supply chain and reduce costs. At that time, we also stated that a comprehensive review of our global industrial business was underway to identify improvements. These actions were included in the comprehensive restructuring plan which the Board of Directors approved in November 2005. As part of this plan, over a three-year period, we are consolidating our global manufacturing, rationalizing our distribution facilities, improving our go-to-market strategy, eliminating administrative redundancies and rationalizing our joint venture partnerships. Certain parts of the restructuring program are still underway in the fourth quarter of 2008 and it is possible that some of these initiatives might not be completed until 2009. In addition, for the industrial business, we are reallocating resources to key customers and taking pricing actions on lower volume products to meet new margin targets. Through 2007, these actions reduced the number of industrial business customers by 30% and products in the U.S. by approximately 20%. Sales related to these customers and products represented approximately 3.5% of industrial business sales in the U.S. As these sales had minimal profit, this reduction improved margins. These reductions also facilitated the consolidation of certain manufacturing facilities.

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

Total pre-tax charges under this restructuring plan are estimated to be $115 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $90 million will consist of severance and other personnel costs and approximately $50 million of other exit costs. Asset write-offs are expected to be $10 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006.

Restructuring charges to date include $10.7 million recorded in 2005, $50.4 million recorded during 2006 (including the gain on Signature) and $34.8 million recorded in 2007. In the three and nine months ended August 31, 2008, we recorded $3.5 million and $4.2 million of restructuring charges, respectively. We expect to incur a total of approximately $20 million in charges for the 2008 year. For the total plan, the cash related portion of the charges is expected to be approximately $95 to $100 million. After offsetting the $14.4 million net cash received from the Salinas sale in April, 2008 and $9.2 million in net cash received from the redemption of Signature, total cash spent to date was $83.3 million. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken are expected to reduce positions by approximately 1,250 by November 2008. Of the expected position reduction, 1,105 positions have been eliminated as of August 31, 2008. From inception of the project in November 2005, we have incurred $100.1 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 gain recorded on the redemption of our Signature investment in 2006.

The following is a summary of restructuring activities (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Pre-tax restructuring charges
Other restructuring charges	$2.6	$2.8	$1.7	$16.6
Recorded in cost of goods sold	0.9	1.4	2.5	2.7

Reduction in operating income	3.5	4.2	4.2	19.3
Income tax effect	(1.1)	(1.2)	(1.3)	(6.0)
Loss on sale of unconsolidated operations, net of tax	—	—	—	0.8

Reduction in net income	$2.4	$3.0	$2.9	$14.1

Reduction in earnings per share - diluted	$0.02	$0.02	$0.02	$0.10

During the three months ended August 31, 2008, we recorded $1.0 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $1.5 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. The remaining $1.0 million is comprised of asset write-downs in Europe. Of the 1,250 positions expected to be reduced, 1,105 positions have been eliminated as of August 31, 2008.

During the nine months ended August 31, 2008, we recorded $4.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and Canada. In addition, we recorded $6.2 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a $6.1 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility, which was consolidated with other manufacturing facilities in 2007. From inception of the project in November 2005, we have incurred $100.1 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 gain recorded on the redemption of our Signature investment in 2006.

During the three months ended August 31, 2007, we recorded restructuring charges of $4.2 million, of which $2.8 million is reflected in restructuring charges and $1.4 million is reflected in cost of goods sold in our income statement. We recorded $1.6 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and the U.S. In addition, we recorded $3.9 million of other exit costs related to the consolidation of production facilities in Europe and closure of our manufacturing facility in Salinas, California. Partially offsetting these costs is a $1.3 million net asset related gain. This gain is composed of a gain from the sale of our manufacturing facility in Paisley, Scotland, mostly offset by write-downs of assets which are primarily the accelerated depreciation of assets related to the closure of the manufacturing facility in Salinas, California.

During the nine months ended August 31, 2007, we recorded restructuring charges of $19.3 million, of which $16.6 million is reflected in restructuring charges and $2.7 million is reflected in cost of goods sold in our income statement. We recorded $6.8 million of severance costs, primarily associated with the reduction of administrative personnel in the U.S. and Europe. In addition, we recorded $11.9 million of other exit costs related to closure of manufacturing facilities in Salinas, California and Hunt Valley, Maryland and to the consolidation of production facilities in Europe. The remaining $0.6 million is comprised of asset write-downs for inventory write-offs related to the closure of the manufacturing facilities in Salinas, California and Hunt Valley, Maryland and accelerated depreciation of assets, mostly offset by the asset related gain from the sale of our manufacturing facility in Paisley, Scotland.

Also in the nine months ended August 31, 2007, we recorded net losses, after tax, of $0.8 million, in connection with unconsolidated joint venture transactions initially recorded in 2006.

During the nine months ended August 31, 2008 and 2007, we spent $0.1 million and $33.6 million, respectively, in cash on the restructuring plan. The cash received in 2008 includes $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward and option contracts was an unrealized gain of $1.9 million as of August 31, 2008, compared to an unrealized losses of $0.8 million as of August 31, 2007 and $2.7 million as of November 30, 2007. The notional value of our portfolio of forward and option contracts was $53.1 million as of August 31, 2008, compared to the $57.4 million notional value as of August 31, 2007 and the $63.1 million notional value as of November 30, 2007. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of August 31, 2008, we had a total of $150 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps changed from a $10.8 million loss as of November 30, 2007 to a $6.8 million gain as of August 31, 2008 due to the termination of two forward starting interest rate swaps in July 2008, the settlement of the treasury lock agreements in December 2007 (see Note 9 of the financial statements) and changes in interest rates.

We entered into three separate forward treasury lock agreements totaling $100 million in July and August of 2008. These forward treasury lock agreements were executed to manage the interest rate risk associated with the forecasted issuance of $250 million of fixed rate medium-term notes issued in September 2008. We cash settled these treasury lock agreements for a loss of $1.5 million simultaneous with the issuance of the notes and effectively fixed the interest rate on the $250 million notes at a weighted average fixed rate of 5.54%. The loss on these agreements has been deferred in other comprehensive income and will be amortized over the five-year life of the medium-term notes as a component of interest expense.

In connection with the issuance of the $250 million of fixed rate debt used to finance the Lawry’s acquisition, we rebalanced our debt portfolio to achieve a desired mix of floating and fixed interest rates by terminating $75 million of existing forward starting interest rate swaps with a payment of $5.0 million.

Credit Risk

Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have changed our financing structure as a part of our acquisition of Lawry’s. These changes are described in Note 9.

As of August 31, 2008, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2007 other than those described in Note 9 to our financial statements.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2008	2007
	(in millions)
Net cash provided by operating activities	$115.3	$23.0
Net cash used in investing activities	(724.7)	(66.5)
Net cash provided by financing activities	581.9	32.5

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

Operating Cash Flow - The increase in operating cash flow is driven by lower payments for restructuring actions, strong collections of receivables and effective management of inventory in the first nine months of 2008 as compared to the first nine months of 2007. Also, during the nine months ended August 31, 2007, we made a $22 million contribution to our major U.S. pension plan. For the nine months ended August 31, 2008, we have not made any contributions to our major U.S. pension plan in 2008 as we were in an overfunded status as of November 30, 2007. However, we may need to make changes in the funding of our U.S. pension plan in the future depending upon economic conditions and investment performance.

Investing Cash Flow - The increase in cash flow used for investing is due to $695.4 million in cash used for the acquisition of Lawry’s and Billy Bee in the current year, as compared to $15.9 million in cash used for the acquisition of businesses in the prior year. The $695.4 million is being financed through cash from operations, commercial paper, short-term credit facilities and the issuance of $250 million in long-term debt. We also received $14 million in net proceeds from the sale of Season-All in 2008. We spent $56.7 million on capital expenditures in the first nine months of 2008, compared to $50.7 million for the same period last year. Capital expenditures for the fiscal year 2008 are expected to be approximately $90 million.

Financing Cash Flow - The increase in cash flow provided by financing activities when compared to the prior year is primarily due to an increase in net long-term debt borrowings. In the first nine months of 2008, we borrowed $250 million ($248.3 million in net proceeds) to repay $150 million of debt that matured during the first quarter and repaid short-term debt with the remainder (see Note 9 of the financial statements). For the first nine months of 2008, we increased short-term borrowings by $524.4 million. In the first nine months of 2007, we increased short-term borrowings by $223.6 million to fund operating and investing cash requirements. In September 2008, we issued $250 million of 5.25% notes due 2013, with net cash proceeds received of $248.0 million. The net proceeds from this offering were used to pay down commercial paper which was generated in the purchase of the Lawry’s business (see Note 2 of the financial statements).

The following table outlines the activity in our share repurchase program for the nine months ended August 31:

	2008	2007
	(in millions)
Number of shares of common stock	0.2	4.0
Dollar amount	$9.3	$146.8

As of August 31, 2008, $40 million remained of the $400 million share repurchase authorization. The amount of share repurchases in 2008 will be less than prior years due to the funding required for the Lawry’s acquisition. During the nine months ended August 31, 2008, we received proceeds of $47.6 million from exercised options compared to $34.1 million in the same period in the prior year. We increased dividends paid to $85.5 million for the nine months ended August 31, 2008 compared to $78.1 million in the same period last year. Dividends paid in the first quarter of 2008 were declared on November 27, 2007.

Our ratio of debt-to-total capital (total capital includes debt and shareholders’ equity) was 52.7% as of August 31, 2008, up from 47.4% at August 31, 2007 and 40.0% at November 30, 2007. The increase in debt-to-total capital at August 31, 2008 as compared to August 31, 2007 and November 30, 2007 is primarily due to the additional short-term and long-term borrowings to finance the acquisition of businesses in 2008. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2008 and August 31, 2007 was $313.6 million and $354.1 million, respectively. Total average debt outstanding for the nine months ended August 31, 2008 and August 31, 2007 was $1,016.7 million and $924.3 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2008, the exchange rates for the Euro and the Australian dollar and were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $9 million, inventory of approximately $2 million, goodwill of approximately $30 million and other comprehensive income of approximately $42 million since August 31, 2007. At August 31, 2008, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than at November 30, 2007. Exchange rate fluctuations resulted in decreases in accounts receivable of approximately $8 million, inventory of approximately $7 million, goodwill of approximately $12 million and other comprehensive income of approximately $38 million since November 30, 2007.

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

The following risk factor is provided to supplement and update the Risk Factors previously disclosed in our Form 10-K for the Fiscal Year ended November 30, 2007. The risk factor set forth below and in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

On July 31, 2008, we completed our previously announced purchase from Conopco, Inc., an indirect subsidiary of Unilever N.V., of specified assets used in connection with the manufacture, marketing, distribution, and sale of food products under the “Lawry’s” and “Adolph’s” brands. As previously announced, the terms of the approval from the Federal Trade Commission for the acquisition required the sale of our Season-All business, and in accordance with these terms, on July 31, 2008, we completed the sale of our Season-All business to Morton International Inc. There may be risks or costs resulting from the Lawry’s acquisition that are not presently known to us. Various factors may be necessary for us to achieve our objectives with respect to the acquisition and/or avoid increases in the costs associated with the acquisition, including continued customer acceptance of the Lawry’s and Adolph’s product lines, the successful integration of the Lawry’s business into our business, and the completion of transition services agreements with Conopco, Inc., for the Lawry’s business, and with Morton International Inc., for the Season-All business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2008 to June 30, 2008	CSV – 0 CSNV – 300	$ $	0 37.72	0 300	$49.1 million
July 1, 2008 to July 31, 2008	CSV – 18,967 CSNV – 0	$ $	35.50 0	18,967 0	$49 million
August 1, 2008 to August 31, 2008	CSV –152,257 CSNV – 50,178	$ $	40.89 40.90	152,257 50,178	$40 million
Total	CSV – 171,224 CSNV – 50,478	$ $	40.29 40.88	171,224 50,478	$40 million

In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization. As of August 31, 2008, $40 million remained of the $400 million authorization. This amount is expected to be sufficient for fiscal year 2008 share repurchases.

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

(viii)

Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between the Company and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Form 8-K on December 10, 2007), incorporated by reference from

Exhibit 4.1 of the Registrant’s Form 8-K dated September 3, 2008, as filed with the Securities and Exchange Commission on September 4, 2008.

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

McCORMICK & COMPANY, INCORPORATED

Date:	October 9, 2008	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date:	October 9, 2008	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller