Form 10-K
period 2008-11-30
MCCORMICK & CO INC
filed 2009-01-28
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland	52-0408290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 Loveton Circle, Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting Common Stock held by non-affiliates at May 31, 2008: $295,899,533

The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2008: $4,350,496,610

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,345,213	December 31, 2008
Common Stock Non-Voting	117,763,031	December 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2008
(the “Annual Report to Stockholders for 2008”)	Part I, Part II

Proxy Statement for McCormick’s March 25, 2009
Annual Meeting of Shareholders
(the “2009 Proxy Statement”)	Part III

PART I

As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.

Item 1.	Business

McCormick is a diversified specialty food company and a global leader in the manufacture, marketing and distribution of flavor products (including spices, herbs, extracts, seasonings and flavorings) and other specialty food products to the entire food industry. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are located in Central America, Australia, China, Singapore, Thailand, and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.

We operate in two business segments: consumer and industrial. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades, and specialty foods to the consumer food market under a variety of brands worldwide, including “McCormick®,” “Lawry’s®,” “Zatarain’s®,” “Thai Kitchen®,” “Simply Asia®,” “Ducros®,” “Schwartz™,” “Vahine™,” “Silvo™, “Club House™,” and “Billy Bee™.” The industrial segment sells seasoning blends, natural spices and herbs, wet flavors, coating systems, and compound flavors to food manufacturers and the food service industry both directly and indirectly through distributors.

Please refer to pages 16 through 18, of our Annual Report to Stockholders for 2008 for descriptions of our consumer and industrial businesses, and pages 5, 6, 7, and 8 of our Annual Report to Stockholders for 2008 for a discussion of growth initiatives for the business. These pages of our Annual Report to Stockholders for 2008, as well as all other page references to our Annual Report to Stockholders for 2008 contained in this Form 10-K, are incorporated herein by reference.

For financial information about our business segments, please refer to pages 19 through 24, “Management’s Discussion and Analysis – Results of Operations” of our Annual Report to Stockholders for 2008, and Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 61 and 62 of the Annual Report to Stockholders for 2008.

For a discussion of our recent acquisition activity, please refer to pages 27 through 29, “Management’s Discussion and Analysis - Acquisitions” of our Annual Report to Stockholders for 2008, and Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements on pages 47 through 48 of the Annual Report to Stockholders for 2008.

Raw Materials

The most significant raw materials used by us in our business are cheese, pepper, soybean oil, wheat, capsicums, onion, and garlic. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like cheese and onion, are primarily sourced from within the United States. We are not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control. We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments.

Customers

McCormick’s products are sold directly to customers and also through brokers, wholesalers, and distributors. In the consumer segment, products are resold to consumers through a variety of retail outlets, including grocery, mass merchandise, warehouse clubs, discount, and drug stores under a variety of brands. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by food service customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food manufacturers and the food service industry supplied both directly and indirectly through distributors.

We have a large number of customers for our products. In fiscal years 2007 and 2008, sales to one of our customers, PepsiCo, Inc., accounted for approximately 10% of consolidated net sales. Sales to our five largest customers represented approximately 30% of consolidated net sales for the 2008 fiscal year.

The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Trademarks, Licenses and Patents

McCormick owns a number of trademark registrations. Although in the aggregate these trademarks may be material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Club House,” “Ducros,” “Schwartz,” and “Vahine,” trademarks, would not have a material adverse effect on our business. The “McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as we deem them to be useful.

We have entered into a number of license agreements authorizing the use of our trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a material adverse effect on our business. The term of the license agreements is generally three to five years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

We also own various patents, none of which are viewed as material to our business.

Seasonality

Due to seasonal factors inherent in McCormick’s business, our sales, income, and cash from operations generally are lower in the first two quarters of the fiscal year, increase in the third quarter and are significantly higher in the fourth quarter due to the holiday season. This seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital

In order to meet increased demand for our consumer products during our fourth quarter, McCormick usually builds its inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see Note 7 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 51 and 52 of our Annual Report to Stockholders for 2008, and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis” on pages 24 through 27 of our Annual Report to Stockholders for 2008.

Competition

McCormick competes in a geographic market that is international and highly competitive. Our strategies for competing in each of our segments include a focus on price and value, product quality and innovation, and superior service. Additionally, in the consumer segment, we focus on brand recognition and loyalty, effective advertising, promotional programs, and the identification and satisfaction of consumer preferences. For further discussion, see pages 16 through 18 of our Annual Report to Stockholders for 2008.

Research and Development

Many of McCormick’s products are prepared from confidential formulas developed by our research laboratories and product development teams, as well as from, in some cases, customer proprietary formulas. Expenditures for research and development were $51.0 million in 2008, $49.3 million in 2007, and $45.0 million in 2006. The amount spent on customer-sponsored research activities is not material to us.

Environmental Regulations

The cost of compliance with federal, state, and local provisions related to protection of the environment has had no material effect on McCormick’s business. There were no material capital expenditures for environmental control facilities in fiscal year 2008 and there are no material expenditures planned for such purposes in fiscal year 2009.

Employees

McCormick had approximately 7,500 full time employees worldwide as of December 31, 2008. We believe our relationship with employees to be good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,560 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations

For information on the net sales and long-lived assets of McCormick by geographic area, see Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 61 and 62 of our Annual Report to Stockholders for 2008, and the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 32 through 34 of our Annual Report to Stockholders for 2008.

Foreign Operations

McCormick is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends, and exchange rate fluctuations. Approximately 42% of sales in fiscal year 2008 were from non-U.S. operations.

Forward-Looking Information

For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 37 of our Annual Report to Stockholders for 2008.

Available Information

Our principal corporate internet website address is: www.mccormickcorporation.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding McCormick. Our website also includes our Corporate Governance Guidelines, Business Ethics Policy and charters of the Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee of our Board of Directors. These documents are also available in print to any stockholder upon request.

Item 1A.	Risk Factors

The following are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Non-Voting Common Stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Damage to Our Reputation or Brand Name or Loss of Brand Relevance due to Increased Private Label Use by Consumers Could Negatively Impact Us.

Our reputation for manufacturing high-quality products is widely recognized. In order to safeguard that reputation, we have adopted rigorous quality assurance and quality control procedures which are designed to ensure conformity to specification and compliance with law. We also continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brand through effective marketing and other measures. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships, or failure to adequately protect the relevance of our brand, which may lead to customers or consumers purchasing other brands or private label brands that may or may not be manufactured by us, could have a material negative impact on our financial condition and results of operations.

Issues Regarding Procurement of Raw Materials May Negatively Impact Us.

Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are cheese, pepper, soybean oil, wheat, capsicums, onion, and garlic. While future movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. We have not used derivatives to manage the volatility related to this risk. Any actions taken in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.

In addition, we may have very little opportunity to mitigate the availability risk of certain raw materials due to the effect of weather on crop yield, political unrest in the producing countries, changes in governmental agricultural programs, and other factors beyond our control. Therefore, we cannot provide assurance that future raw material availability will not have a negative impact on our business, financial condition, or operating results.

Further, political, socio-economic, and cultural conditions, as well as disruptions caused by terrorist activities, in developing countries create risks for food safety. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.

Our Profitability May Suffer as a Result of Competition in Our Markets.

The food industry is intensely competitive. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures. Such pressures also may impair our ability to take appropriate remedial action to address commodity and other cost increases.

Our Operations may be Impaired as a Result of Disasters, Business Interruptions or Similar Events.

A natural disaster such as an earthquake, fire, flood, or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting our operating activities, major facilities, or employees’ and customers’ health, or a computer system failure, could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner.

We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster, terrorist attack, or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health conditions prevent us from delivering products in a timely manner, our business, financial condition, and operating results could be seriously harmed.

We May Not Be Able to Successfully Consummate Proposed Acquisitions or Divestitures or Integrate Acquired Businesses.

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These potential acquisitions and divestitures may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities and indemnities and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce its profitability. For example, as reported on the Form 8-K filed by us on November 25, 2008, we recorded a non-cash impairment charge representing a reduction in the value of our Silvo brand, which was acquired by us in 2004. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected.

Our Failure to Successfully Integrate the Recently Purchased Assets of the Lawry’s Business into Our Existing Operations Could Adversely Affect Our Financial Results.

On July 31, 2008, we completed our previously announced purchase from Conopco, Inc., an indirect subsidiary of Unilever N.V., of specified assets used in connection with the manufacture, marketing, distribution, and sale of food products under the “Lawry’s” and “Adolph’s®” brands. As previously announced, the terms of the order from the Federal Trade Commission for the acquisition required the sale of our Season-All business, and in accordance with these terms, on July 31, 2008, we completed the sale of our Season-All business to Morton International Inc. There may be risks or costs resulting from the Lawry’s acquisition that are not presently known to us. Various factors may be necessary for us to achieve our objectives with respect to the acquisition and/or avoid increases in the costs associated with the acquisition, including continued customer acceptance of the Lawry’s and Adolph’s product lines, the successful integration of the Lawry’s business into our business, and the completion of transition services agreements with Conopco, Inc., for the Lawry’s business, and with Morton International Inc., for the Season-All business.

Our Foreign Operations are Subject to Additional Risks.

We operate our business and market our products internationally. In fiscal year 2008, 42% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with foreign laws, enforcement of remedies in foreign jurisdictions, and other economic or political uncertainties. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

Fluctuations in Foreign Currency Markets May Negatively Impact Us.

We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Australian dollar, Mexican peso, Chinese renminbi, and Thai baht. We routinely enter into foreign currency exchange contracts to facilitate managing foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position, or operating results.

The Consolidation of Customers May Put Pressures on Our Operating Margins and Profitability.

Our customers, such as supermarkets, warehouse clubs, and food distributors, have consolidated in recent years and consolidation is expected to continue throughout the U.S., the European Union, and other major markets. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, demanding lower pricing, increased promotional programs and specifically tailored products, and shifting shelf space currently used for our products to private label products. These factors and others could have an adverse impact on our future sales growth and profitability.

Increases in Interest Rates May Negatively Impact Us.

We had total outstanding short-term borrowings of approximately $303.1 million at an average interest rate of approximately 2.1% on November 30, 2008. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate increases will not have a material negative impact on our business, financial position, or operating results.

The Deterioration of Credit and Capital Markets May Adversely Affect our Access to Sources of Funding.

We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our seasonal working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. In addition, global capital markets have experienced volatility that has tightened access to capital markets and other sources of funding. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. Our inability to obtain financing on terms and within a time acceptable to us could have an adverse impact on our operations, financial condition, and liquidity.

We Face Risks Associated With Certain Pension Obligations.

We hold investments in equity and debt securities in our qualified defined benefit pension plans. A deterioration in the value of plan assets, driven by a decrease in the value of plan assets resulting from general financial downturn or otherwise, could cause (or increase) an underfunded status of our primary defined benefit pension plan, thereby increasing our obligation to make contributions to the plan. For example, from November 2007 to November 2008, our primary U.S. defined benefit pension plan moved from an overfunded to underfunded status driven by decreased plan asset values resulting from the global financial turndown. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

The Global Financial Downturn Exposes Us to Credit Risks from Customers and Counterparties.

Consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged. In addition, competition has increased with the growth in alternative channels through our customer base. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are highly volatile, and some of our customers and counterparties are highly leveraged. A significant adverse change in the financial and/or credit position of a customer or counterparty could require us to assume greater credit risk relating to that customer or counterparty and could limit our ability to collect receivables. This could have an adverse impact on our financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices and primary research facilities are owned and are located in suburban Baltimore, Maryland.

The following is a list of our principal manufacturing properties, all of which are owned except for the facilities in Commerce, California and Melbourne, Australia, and a portion of the facility in Littleborough, England, which are leased:

United States:

Atlanta, Georgia – industrial

Commerce, California – consumer

Irving, Texas – industrial

Hunt Valley, Maryland – consumer and industrial (3 principal plants)

Gretna, Louisiana – consumer

South Bend, Indiana – industrial

Canada:

London, Ontario – consumer and industrial

Mexico:

Cuautitlan de Romero Rubio – industrial

United Kingdom:

Haddenham, England – consumer and industrial

Littleborough, England – consumer and industrial

France:

Carpentras – consumer

Monteux – consumer

The Netherlands:

Papendrecht – consumer

Australia:

Melbourne – consumer and industrial

China:

Guangzhou – consumer and industrial

Shanghai – consumer and industrial

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities in Belcamp, Maryland; Salinas, California; Irving, Texas; Mississauga, Ontario Canada; and Genvilliers, France and own distribution facilities in Monteux, France. We also own, lease, or contract other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution, and administrative functions.

We believe our plants are well maintained and suitable for their intended use. We further believe that these plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes, and additional growth.

Item 3.	Legal Proceedings

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or of which any of our or their property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have disclosed in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 63 of our Annual Report to Stockholders for 2008, the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2008 was $31.77 per share for the Common Stock and $31.86 per share for the Common Stock Non-Voting.

Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our Common Stock based on record ownership as of December 31, 2008 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,200
Common Stock Non-Voting, no par value	10,400

The following table summarizes McCormick’s purchases of Common Stock (“CS”) and Common Stock Non-Voting (“CSNV”) during the fourth quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2008 to September 30, 2008	CS – 4,000	$38.325	CS – 4,000	$39.9 million
	CSNV – 0	$0	CSNV – 0
October 1, 2008 to October 31, 2008	CS – 22,000	$33.60	CS – 22,000	$39.2 million
	CSNV – 0	$0	CSNV – 0
November 1, 2008 to November 30, 2008	CS – 1,824	$29.24	CS – 1,824	$39.1 million
	CSNV – 1,369	$29.24	CSNV –1,369
Total	CS – 27,824	$33.993	CS – 27,824	$39.1 million
	CSNV – 1,369	$29.24	CSNV – 1,369

Note: In June 2005, the Board of Directors approved an additional $400 million share repurchase authorization. As of November 30, 2008, approximately $39.1 million remained of the $400 million authorization. This amount is expected to be sufficient for 2009 share repurchases.

Item 6.	Selected Financial Data

This information is set forth on the line items titled “Net sales,” “Operating income,” “Earnings per share – Diluted,” “Common dividends declared,” “Long-term debt” and “Total assets” in the “Historical Financial Summary” on page 64 of our Annual Report to Stockholders for 2008, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 45 through 47 of our Annual Report to Stockholders for 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth in “Management’s Discussion and Analysis” on pages 16 through 37 of our Annual Report to Stockholders for 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 32 through 34 of our Annual Report to Stockholders for 2008, and in Note 8 “Financial Instruments” on pages 52 through 54 of our Annual Report to Stockholders for 2008.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 41 through 63 of our Annual Report to Stockholders for 2008. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on pages 39 and 40 of our Annual Report to Stockholders for 2008. The supplemental schedule for 2006, 2007 and 2008 is included on page 21 of this Annual Report on Form 10-K.

The unaudited quarterly data is included in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 63 of our Annual Report to Stockholders for 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized, and reported as of the end of the period covered by this report.

Internal Control over Financial Reporting

Management’s report on our internal controls over financial reporting and the report of our Independent Registered Public Accounting Firm on internal controls over financial reporting are included on pages 39 and 40 of our Annual Report to Stockholders for 2008. No change occurred in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter which was identified in connection with the evaluation required by Exchange Act Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31 and 32 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on April 16, 2008 reporting that he was not aware of any violation by McCormick of the NYSE’s Corporate Governance listing standards.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.

In addition to the executive officers described in the 2009 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Paul C. Beard, W. Geoffrey Carpenter, Kenneth A. Kelly, Jr., Charles T. Langmead, and Cecile K. Perich.

Mr. Beard is 54 years old and, during the last five years, has held the following positions with McCormick: March 2008 to present – Senior Vice President, Finance & Treasurer; March 2002 to March 2008 – Vice President, Finance & Treasurer.

Mr. Carpenter is 56 years old and, during the last five years, has held the following positions with McCormick: December 1, 2008 to present – Vice President, General Counsel, & Secretary; 1996 to November 30, 2008 – Associate General Counsel & Assistant Secretary.

Mr. Kelly is 54 years old and, during the last five years, has held the following position with McCormick: March 2008 to present – Senior Vice President & Controller; February 2000 to March 2008 – Vice President & Controller.

Mr. Langmead is 51 years old and, during the last five years, has held the following positions with McCormick: September 2005 to present – President, U.S. Industrial Group; February 2002 to September 2005 – Vice President & General Manager, Food Service & Global Restaurant Divisions.

Ms. Perich is 57 years old and, during the last five years, has held the following positions with McCormick: February 2007 to present – Vice President - Human Relations; January 1997 to February 2007 – Vice President - Human Relations, U.S. Industrial Group.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board of Directors. A copy of the code of ethics is available on our internet website at www.mccormickcorporation.com and is available in print to any shareholder upon request. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet website address set forth above.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. The consolidated financial statements for McCormick & Company, Incorporated and subsidiaries which are listed in the Table of Contents appearing on page 20 of this Report.

2. The financial statement schedule required by Item 8 of this Form 10-K which is listed in the Table of Contents appearing on page 20 of this Report.

3. The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 22 through 25 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, McCormick has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ Alan D. Wilson Alan D. Wilson	President & Chief Executive Officer	January 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ Alan D. Wilson Alan D. Wilson	President & Chief Executive Officer	January 28, 2009

Principal Financial Officer:

By:	/s/ Gordon M. Stetz, Jr. Gordon M. Stetz, Jr.	Executive Vice President & Chief Financial Officer	January 28, 2009

Principal Accounting Officer:

By:	/s/ Kenneth A. Kelly, Jr. Kenneth A. Kelly, Jr.	Senior Vice President & Controller	January 28, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ John P. Bilbrey John P. Bilbrey	January 28, 2009

/s/ James T. Brady James T. Brady	January 28, 2009

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	January 28, 2009

/s/ Freeman A. Hrabowski, III Freeman A. Hrabowski, III	January 28, 2009

/s/ Robert J. Lawless Robert J. Lawless	January 28, 2009

/s/ Michael D. Mangan Michael D. Mangan	January 28, 2009

Joseph W. McGrath

Margaret M. V. Preston

/s/ George A. Roche George A. Roche	January 28, 2009

/s/ William E. Stevens William E. Stevens	January 28, 2009

/s/ Alan D. Wilson Alan D. Wilson	January 28, 2009

TABLE OF CONTENTS AND RELATED INFORMATION

Included in our 2008 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Income Statement for the years ended November 30, 2008, 2007 & 2006

Consolidated Balance Sheet, November 30, 2008 & 2007

Consolidated Cash Flow Statement for the years ended November 30, 2008, 2007 & 2006

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2008, 2007 & 2006

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

*	Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2008 Annual Report to Stockholders of McCormick for its fiscal year ended November 30, 2008 is being furnished with this Annual Report on Form 10-K.

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Year	Additions Costs and Expenses	Deductions	Balance End Of Year
Year ended November 30, 2008 Allowance for doubtful receivables	$5.7	$1.3	$2.4	$4.6
Year ended November 30, 2007 Allowance for doubtful receivables	$5.9	$.4	$.6	$5.7
Year ended November 30, 2006 Allowance for doubtful receivables	$5.4	$1.5	$1.0	$5.9

Notes: None

EXHIBIT INDEX

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Restated and Amended on June 24, 2008	Incorporated by reference from Exhibit 3(i) of McCormick’s Form 8-K dated June 24, 2008, as filed with the Securities and Exchange Commission on June 26, 2008.

(4)	Instruments defining the rights of security holders, including indentures

(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.

(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, as filed with the Securities and Exchange Commission on December 6, 2005.

(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, as filed with the Securities and Exchange Commission on July 13, 2006.

(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007.

(viii)	Form of 5.25% Notes due 2013, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

(i)	McCormick’s supplemental pension plan for certain senior officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 25, 2008, a copy of which is attached to this Annual Report on 10-K.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of McCormick’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.*

(v)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which is incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K filed with the Securities and Exchange Commission on November 28, 2008.*

(x)	The 2007 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 2007, as filed with the Securities and Exchange Commission on February 16, 2007, and incorporated by reference herein.*

(xi)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, a copy of which Amendment is attached to this Annual Report on 10-K.*

(xii)	Asset Purchase Agreement, dated November 13, 2007, between McCormick and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 13, 2007.

(xiii)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009, a copy of which is attached to this Annual Report on 10-K.*

(13)	Annual Report to Stockholders for 2008	Attached

(21)	Subsidiaries of McCormick	Attached.

(23)	Consents of experts and counsel	Attached.

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

*	Management contract or compensatory plan or arrangement.