Form 10-Q
period 2009-02-28
MCCORMICK & CO INC
filed 2009-04-08
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2009

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding February 28, 2009
Common Stock	12,331,457

Common Stock Non-Voting	117,972,569

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three Months Ended
	Feb 28, 2009	Feb 29, 2008
Net sales	$718.5	$724.0
Cost of goods sold	434.3	438.2

Gross profit	284.2	285.8

Selling, general and administrative expense	193.9	204.8
Restructuring charges	.5	3.6

Operating income	89.8	77.4

Interest expense	14.4	14.8
Other income, net	.5	3.3

Income from consolidated operations before income taxes	75.9	65.9

Income taxes	21.4	19.8

Net income from consolidated operations	54.5	46.1

Income from unconsolidated operations	3.2	5.3

Net income	$57.7	$51.4

Earnings per common share – basic	$0.44	$0.40

Average shares outstanding – basic	130.3	128.0

Earnings per common share – diluted	$0.44	$0.39

Average shares outstanding – diluted	131.9	131.1

Cash dividends paid per common share	$0.24	$0.22

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	February 28, 2009	February 29, 2008	November 30, 2008
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23.4	$24.4	$38.9
Trade accounts receivables, net	342.0	387.3	380.7
Inventories
Finished products	237.2	231.9	230.7
Raw materials and work-in-process	210.6	217.5	208.3

	447.8	449.4	439.0
Prepaid expenses and other current assets	107.8	90.2	109.7

Total current assets	921.0	951.3	968.3

Property, plant and equipment	1,012.7	1,049.8	1,010.3
Less: accumulated depreciation	(561.0)	(563.1)	(549.2)

Total property, plant and equipment, net	451.7	486.7	461.1

Goodwill, net	1,227.7	947.7	1,230.2
Intangible assets, net	369.4	227.8	374.8
Prepaid allowances	35.9	45.5	32.9
Investments and other assets	155.3	199.3	153.0

Total assets	$3,161.0	$2,858.3	$3,220.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$344.7	$117.0	$303.1
Current portion of long-term debt	51.1	2.9	50.9
Trade accounts payable	253.1	251.3	266.1
Other accrued liabilities	283.4	366.5	414.0

Total current liabilities	932.3	737.7	1,034.1

Long-term debt	884.4	676.7	885.2
Other long-term liabilities	249.9	288.5	245.7

Total liabilities	2,066.6	1,702.9	2,165.0

Shareholders’ Equity
Common stock	224.8	204.6	223.1
Common stock non-voting	363.9	308.2	358.7
Retained earnings	481.6	360.4	425.4
Accumulated other comprehensive income	24.1	282.2	48.1

Total shareholders’ equity	1,094.4	1,155.4	1,055.3

Total liabilities and shareholders’ equity	$3,161.0	$2,858.3	$3,220.3

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Cash flows from operating activities
Net income	$57.7	$51.4
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	20.0	22.4
Stock-based compensation	2.7	3.7
Income from unconsolidated operations	(3.2)	(5.3)
Changes in operating assets and liabilities	(91.3)	(47.9)
Dividends from unconsolidated affiliates	.8	—

Net cash flow (used in) provided by operating activities	(13.3)	24.3

Cash flows from investing activities
Acquisition of business	—	(76.4)
Capital expenditures	(15.4)	(17.3)
Proceeds from sale of property, plant and equipment	—	.1

Net cash flow used in investing activities	(15.4)	(93.6)

Cash flows from financing activities
Short-term borrowings, net	41.6	(29.7)
Long-term debt borrowings	—	248.3
Long-term debt repayments	(.1)	(150.1)
Proceeds from exercised stock options	4.2	6.0
Dividends paid	(31.2)	(28.2)

Net cash flow provided by financing activities	14.5	46.3

Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.5

Decrease in cash and cash equivalents	(15.5)	(21.5)
Cash and cash equivalents at beginning of period	38.9	45.9

Cash and cash equivalents at end of period	$23.4	$24.4

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

The results of consolidated operations for the three month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in sales, earnings and cash flow from operations in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2008.

Accounting and Disclosure Changes

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. FSP No. 132(R)-1 is effective for our year ending November 30, 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We adopted SFAS No. 161 in the first quarter of 2009 (see Note 9 for further details). There was no material effect upon adoption of this new accounting pronouncement on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provided additional disclosures with our filing for our year ended November 30, 2007. Effective with our first quarter of 2009 filing, we are complying with the portion of the standard to eliminate the difference between our plans’ measurement date and our fiscal year-end. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. We have elected to apply the transition option under which a 14-month measurement was determined as of September 30, 2008 (the 2008 measurement date) that covered the period until the fiscal year-end measurement will be required as of November 30, 2009. As a result, we recorded a $2.3 million ($1.5 million, net of tax) decrease to retained earnings with a corresponding increase to other long-term liabilities in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value and provides guidance for measuring fair value and the necessary disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 (see Note 10 for further details). We also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption. There were no material effects upon adoption of this new accounting pronouncement on our financial statements.

Reclassifications

Other receivables of $36.5 million and $34.0 million have been reclassified from Trade accounts receivable, net to Prepaid expenses and other current assets on our February 29, 2008 and November 30, 2008 consolidated balance sheets, respectively to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.	ACQUISITIONS

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

In July 2008, we completed the purchase of the assets of the Lawry’s business from Conopco, Inc. an indirect subsidiary of Unilever N.V. (“Unilever”). Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” and “Adolph’s” brands in North America. The acquisition included the rights to the brands as well as related inventory and a small number of dedicated production lines. It did not include any manufacturing facilities or employees. The annual sales of this business were approximately $150 million at the time of acquisition. The allocation of Lawry’s sales is approximately 90% to our consumer segment and 10% to our industrial segment.

The purchase price was $604 million in cash, the assumption of certain liabilities relating to the purchased assets and transaction costs of $11.5 million. We used cash on hand and borrowings under our commercial paper program to initially fund the purchase price. In September 2008 we issued $250 million in medium term debt ($248 million in net proceeds) to repay a portion of our outstanding commercial paper issued to fund the Lawry’s acquisition. The transaction has undergone a regulatory review and the Federal Trade Commission issued its final order. In compliance with that order, we sold our Season-All business to Morton International, Inc in July 2008. With annual sales of approximately $18 million, the Season-All business was sold for $15 million in cash (with net cash proceeds of $14 million). This resulted in a pre-tax gain of $12.9 million which was recorded as part of Other income in our income statement during the third quarter of 2008.

We are accounting for the acquisition of Lawry’s as a purchase of a business under United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Lawry’s are recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. The excess purchase price over the estimated fair value of the tangible net assets purchased was $606.2 million. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of February 28, 2009, $202.0 million was allocated to other intangible assets and $404.2 million to goodwill. The significant amount of goodwill is due to the profitability of the Lawry’s business, our plans to grow this business and achieve synergies during the integration process. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition. For tax purposes, goodwill resulting from the acquisition is deductible.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support would have been different under our ownership. Net sales for the three months ended February 28, 2009 from this acquisition were $30.1 million.

In February 2008, we purchased Billy Bee Honey Products Ltd. (Billy Bee) for $76.4 million in cash, a business which operates in North America and is primarily included in our consumer segment from the date of acquisition. Billy Bee markets and sells under the “Billy Bee” and “Doyon” brands. The annual sales of this business were approximately $35.0 million at the time of acquisition and include branded, private label and industrial products.

During the quarter ending February 28, 2009, we completed the final valuation of assets for Billy Bee which resulted in $5.7 million being allocated to tangible net assets, $12.0 million allocated to other intangibles assets and $58.7 million allocated to goodwill. This valuation was not significantly different than the preliminary valuation recorded in February 2008. The value for brands and other intangible assets consists of $4.1 million which is amortizable and $7.9 million which is non-amortizable. The applicable amortization expense is included in the income statement.

3.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Average shares outstanding – basic	130.3	128.0
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.6	3.1

Average shares outstanding – diluted	131.9	131.1

The following table sets forth the stock options and RSUs for the three months ended February 28, 2009 and February 29, 2008 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Anti-dilutive securities	4.0	3.1

The following table sets forth the common stock activity for the three months ended February 28, 2009 and February 29, 2008 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Shares issued under stock option and employee stock purchase plans and RSUs	.2	.4
Shares repurchased in connection with the stock repurchase program	—	—

As of February 28, 2009, $39 million remained of the $400 million share repurchase authorization.

4.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Net income	$57.7	$51.4
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax of $- and $0.6, respectively	1.4	(.8)
Foreign currency translation adjustments	(25.7)	24.2
Derivative financial instruments, net of tax of $0.1 and $0.9, respectively	0.3	(1.5)

Comprehensive income	$33.7	$73.3

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	Feb 28, 2009	Feb 29, 2008	November 30, 2008
Foreign currency translation adjustment	$80.5	$370.8	$106.2
Unrealized gain (loss) on foreign currency exchange contracts	3.4	(1.9)	3.5
Fair value of open interest rate swaps	—	(5.2)	—
Unamortized value of settled interest rate swaps	(5.1)	(6.5)	(5.5)
Pension and other postretirement costs	(54.7)	(75.0)	(56.1)

Accumulated other comprehensive income	$24.1	$282.2	$48.1

5.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2009 and February 29, 2008 (in millions):

	United States		International
	2009	2008	2009	2008
Defined benefit plans
Service cost	$2.1	$2.7	$1.1	$1.5
Interest costs	7.0	6.5	2.4	3.0
Expected return on plan assets	(6.9)	(6.6)	(2.8)	(3.2)
Amortization of prior service costs	—	—	.1	—
Recognized net actuarial loss	.2	1.2	—	.5

Total pension expense	$2.4	$3.8	$.8	$1.8

During the three months ended February 28, 2009 and February 29, 2008, we did not make any contributions to our major U.S. pension plan. In March 2009, we made a $20 million contribution to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. Total contributions to our pension plans in 2009 are expected to be in a range from $60 to $70 million. Total contributions to our pension plans in fiscal year 2008 were $15.6 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Other postretirement benefits
Service cost	$.8	$.9
Interest costs	1.7	1.6
Amortization of prior service costs	(.8)	(.3)
Amortization of (gains) and losses	(.1)	.2
Curtailment	(.4)	—

Total other postretirement expense	$1.2	$2.4

6.	STOCK-BASED COMPENSATION

For the three months ended February 28, 2009 and February 29, 2008, we recorded $2.7 million and $3.7 million, respectively, of stock-based compensation expense in selling, general and administrative expense. Our 2009 annual grant of stock options and restricted stock units (RSU) will occur in the second quarter, similar to the 2008 annual grant.

The following is a summary of all option activity for the three months ended February 28, 2009 and February 29, 2008:

	2009		2008
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	11.9	$28.33	14.2	$26.38
Exercised	(.2)	17.53	(.3)	18.58

Outstanding at end of February	11.7	28.50	13.9	26.58

Exercisable at end of February	10.9	$27.88	12.7	$25.62

As of February 28, 2009 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding and exercisable was $57.1 million. The total intrinsic value of all options exercised during the three months ended February 28, 2009 and February 29, 2008 was $2.7 million and $6.5 million, respectively.

The following is a summary of all of our RSU activity for the three months ended February 28, 2009 and February 29, 2008:

	2009		2008
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	370	$36.78	373	$36.47
Vested	(1)	$36.88	(150)	$33.80
Forfeited	(1)	$36.88	(2)	$36.73

Outstanding at end of February	368	$36.78	221	$38.28

7.	RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of approximately $125 million for this program. The segment breakdown of the total charges is expected to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect approximately $100 million will consist of severance and other personnel costs and approximately $50 million for other exit costs. Asset write-offs are expected to be approximately $10 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. We expect the cash related portion of the charges will be approximately $105 million, of which approximately $20 million is expected to be spent in 2009, net of cash received for asset sales. The actions being taken are expected to reduce positions by approximately 1,325 by the conclusion of the plan. As of February 28, 2009 the majority of our restructuring program had been completed. We expect the plan will be completed later in 2009.

The following is a summary of restructuring activities (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Pre-tax restructuring charges
Other restructuring charges	$.5	$3.6
Recorded in cost of goods sold	—	.3

Reduction in operating income	.5	3.9
Income tax effect	(.2)	(1.2)

Reduction in net income	$.3	$2.7

During the three months ended February 28, 2009, we recorded $0.1 million of severance costs and $0.4 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. Of the 1,325 positions expected to be reduced, 1,270 positions have been eliminated as of February 28, 2009. From inception of the project in November 2005, we have incurred $113.0 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the three months ended February 29, 2008, we recorded restructuring charges of $3.9 million, of which $3.6 million is reflected in restructuring charges and $0.3 million is reflected in cost of goods sold in our income statement. We recorded $1.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $2.3 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. The remaining $0.5 million is comprised of inventory write-offs related primarily to facility consolidations in France and accelerated depreciation of assets.

The business segment components of the restructuring charges recorded in 2009 and 2008 are as follows (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Consumer	$.3	$2.6
Industrial	.2	1.3

Total restructuring charges	$.5	$3.9

Consumer: The restructuring charges in 2009 include severance costs and other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K.

Industrial: The restructuring charges in 2009 include severance costs and other exit costs related to the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe.

For the three months ended February 28, 2009 and February 29, 2008, we spent $4.4 million and $5.1 million, respectively, in cash on our restructuring plan. From inception of the project in November 2005, $88.4 million in cash has been spent on the restructuring plan, including the $14.4 million cash received from the Salinas sale and $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in millions):

	Severance and personnel costs	Asset related charges	Other Exit costs	Total
First Quarter 2009:

Balance at Nov 30, 2008	$7.8	$—	$2.7	$10.5
Restructuring charges	.1	—	.4	.5
Amounts utilized	(2.5)	—	(1.9)	(4.4)

Balance at Feb 28, 2009	$5.4	$—	$1.2	$6.6

First Quarter 2008:

Balance at Nov 30, 2007	$7.1	$—	$.4	$7.5
Restructuring charges	1.1	.5	2.3	3.9
Amounts utilized	(2.6)	(.5)	(2.5)	(5.6)

Balance at Feb 29, 2008	$5.6	$—	$.2	$5.8

8.	INCOME TAXES

There were no significant changes to unrecognized tax benefits during the three months ended February 28, 2009. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Income taxes for the first quarter of 2009 include $2.6 million of discrete tax benefits primarily related to the settlement of a tax audit.

Income taxes for the first quarter of 2008 include $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlements of state tax audits.

9.	FINANCIAL INSTRUMENTS

In the first quarter of 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard amends and expands SFAS No. 133 and requires disclosure of the fair value of derivative instruments and their gains and losses in tabular format. In addition, SFAS No. 161 requires the disclosure of objectives and strategies for using derivative instruments.

We use derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

As of February 28, 2009, the maximum time frame for our foreign exchange forward contracts is 9 months. The net amount of other comprehensive income expected to be reclassified in the next 12 months is $8.4 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment.

The following table discloses the fair values of derivative instruments on our balance sheet as of February 28, 2009 (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments

Interest rate contracts	Other current assets	$150.0	$14.9

Foreign exchange forward contracts	Other current assets	46.8	6.7	Other accrued liabilities	$5.9	$.3

Total		$196.8	$21.6		$5.9	$.3

The following tables disclose the impact of derivative instruments on our financial operations for the quarter ending February 28, 2009 (in millions):

Derivative in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative and Hedged Items	Amount of Income or (Expense) Recognized in Income on Derivative
Interest rate contracts	Interest expense	$.8

Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (effective portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Terminated interest rate contracts	—	Interest expense	$(.4)	—

Foreign exchange contracts	$1.4	Cost of goods sold	1.2	**

Total	$1.4		$.8	**

**	Amounts round down to zero.

The amounts noted in the tables above for other comprehensive income (OCI) do not include any adjustments for the impact of deferred income taxes.

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

SFAS No. 157, “Fair Value Measurements” defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair Value Measurements at 2/28/09 Using Fair Value Hierarchy
	Fair Value as of 2/28/09	Level 1	Level 2	Level 3
Assets

Cash and cash equivalents	$23.4	$23.4	$—	$—
Long-term investments	38.8	38.8	—	—
Interest rate derivatives	14.9	—	14.9	—
Foreign currency derivatives	6.7	—	6.7	—

Total	$83.8	$62.2	$21.6	$—

Liabilities

Long-term debt	$937.5	$—	$937.5	$—
Foreign currency derivatives	.3	—	.3	—

Total	$937.8	$—	$937.8	$—

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quotations from various banks for similar instruments using models with market based inputs.

We also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption.

11.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, specialty foods and flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Silvo”, “Schwartz”, “Club House” and “Billy Bee”. Our industrial segment sells to multinational food manufacturers and food service customers both directly and indirectly through distributors.

In each of our segments, we produce and sell many individual products which are similar in composition and nature. It is impractical to segregate and identify revenue and profits for each of these individual product lines.

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as this activity is managed separately from the business segment. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.

	Consumer	Industrial	Total
	(in millions)
Three months ended February 28, 2009
Net sales	$420.6	$297.9	$718.5
Restructuring charges	.3	.2	.5
Operating income excluding restructuring charges	74.3	16.0	90.3
Income from unconsolidated operations	1.8	1.4	3.2

Three months ended February 29, 2008
Net sales	$410.5	$313.5	$724.0
Restructuring charges	2.6	1.3	3.9
Operating income excluding restructuring charges	67.0	14.3	81.3
Income from unconsolidated operations	4.0	1.3	5.3

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in millions):

	Three months ended Feb 28, 2009	Three months ended Feb 29, 2008
Operating income excluding restructuring charges	$90.3	$81.3
Less: Restructuring charges	.5	3.9

Operating income	$89.8	$77.4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

We are a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings, specialty foods and flavors to the entire food industry. Customers range from retail outlets and food manufacturers to food service businesses. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. Annually, approximately 40% of our sales have been outside of the United States.

We operate in two business segments, consumer and industrial. Profit margins in our consumer business are higher than the profit margins in our industrial business, which is consistent with the experience of other manufacturers operating in the same business segments. On average, approximately 80% of our product costs are from materials and packaging and approximately 20% are from labor and overhead. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer consumers a range of products from premium to value-priced.

Our Strategy

Our strategy is to improve margins, invest in our business and increase sales and profits. We believe this strategy is as effective now as when we developed it in 1998.

Improving Margins – Beginning in the latter part of 2007, our progress with margin improvement has been hampered by an environment of volatile costs for many raw and packaging materials. However, we have continued to make progress with cost-savings programs, new capabilities and improved processes. We are also improving margins with the acquisition of strong consumer brands such as Lawry’s and the introduction of higher-margin, more value-added industrial products.

With the benefit of the Lawry’s acquisition and our Comprehensive Continuous Improvement program, we expect to increase gross profit margin in 2009. Under the Comprehensive Continuous Improvement program each business unit develops cost reduction opportunities and sets specific goals. Projects fall into the areas of cost optimization, cost avoidance and productivity that include SAP utilization and streamlining processes. Our long-term goal is to continue to increase gross profit margin and to achieve a higher operating income margin.

Investing in the Business - We are investing in our consumer business by revitalizing our core brands in the United States and abroad, including new products, new packaging and more effective merchandising such as gravity feed shelving. Dry seasoning mixes, which have shown an increase in sales due to value pricing and convenience, will feature more natural ingredients and new packaging beginning in 2009. There is a revitalization of our Vahine dessert products underway in France and gravity feed shelving has been introduced in China and Australia.

As an industry leader, McCormick brings innovative ideas to consumers. We are on the forefront of taste trends and develop an annual Flavor Forecast® for the benefit of chefs, food editors, customers and consumers. Many of the new products currently being developed provide convenience, ethnic flavors and bold taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to conduct research on the health benefits of spices and herbs.

We are increasing our marketing support to drive growth of our brands. In 2008 our marketing support expenditures were 13% higher than in 2007 and were up 51% from 2003. Our goal in 2009 is to increase marketing support by an additional $20 million over 2008 with three quarters of the increase due to the addition of the Lawry’s business.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India, China and Eastern Europe. In our developed markets, we are seeking consumer brands that have a defensible niche position and meet a growing consumer trend.

Increasing Sales and Profits – With the investments in our business, we have long-term annual objectives to grow sales 4 to 6% and increase earnings per share 9 to 11%. In 2009, the global economy has weakened considerably, leading to a less certain environment. In addition to a more difficult economy, the dollar has strengthened which unfavorably impacts our net sales and profits from international operations. For fiscal year 2009, we expect these factors to impact our financial results which are projected to be below the long-term annual objectives.

Our business generates strong cash flow. Actions to grow profit and improve our working capital, as well as our cash conversion cycle, are designed to lead to higher levels of cash generation. Although currently curtailed while we pay down debt from the Lawry’s acquisition, we have a share repurchase program that has lowered our shares outstanding. We are also building shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 23 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
(in millions)	Feb 28, 2009	Feb 29, 2008
Net sales	$718.5	$724.0
Percent decrease	0.8%
Gross profit	$284.2	$285.8
Gross profit margin	39.6%	39.5%

The sales decline of 0.8% for the first quarter includes an 8.0% unfavorable impact from foreign currency exchange rates. With a stronger dollar in the first quarter of fiscal year 2009, exchange rates have had a negative effect on sales.

Excluding the foreign currency impact, we grew sales 7.2%. Pricing increased sales 4.6% in the first quarter. Volume and product mix added 2.6% to sales, with a strong contribution from the consumer business partially offset by slightly lower volume and mix in the industrial business. Included in the 2.6% increase of volume and product mix were incremental sales from acquisitions, which added 5.4% to the quarter. These included Lawry’s and Billy Bee in Canada, less the reduction in sales from the disposition of Season-All.

Gross profit decreased slightly for the first quarter of the year over the comparable period from last year, while the gross profit margin increased slightly by 10 basis points. The slight gross profit decrease was related to the unfavorable foreign currency impact on sales. However, due to productivity improvements and stronger sales in our consumer business which has a higher margin than the industrial business, we increased gross profit margin for the quarter.

	Three months ended
(in millions)	Feb 28, 2009	Feb 29, 2008
Selling, general & administrative expense (SG&A)	$193.9	$204.8
Percent of net sales	27.0%	28.3%

With marketing support about the same as last year, the decrease in SG&A reflects our efforts to manage expenses, improve productivity and integrate the Lawry’s business with few incremental operating costs. In this quarter, we had little incremental brand support behind Lawry’s as our comprehensive marketing program for this brand is being launched in the second quarter.

	Three months ended
(in millions)	Feb 28, 2009	Feb 29, 2008
Interest expense	$14.4	$14.8
Other income, net	.5	3.3

Lower interest rates led to a favorable variance in interest expense, offsetting the impact of higher total average debt outstanding in 2009 when compared to 2008. In addition, interest income, which is included in other income above, was lower in 2009 when compared to 2008.

	Three months ended
(in millions)	Feb 28, 2009	Feb 29, 2008
Income from consolidated operations before income taxes	$75.9	$65.9
Income taxes	21.4	19.8
Effective tax rate	28.2%	30.1%

The effective tax rate for the three months ended February 28, 2009 include $2.6 million in discrete tax benefits related to the settlement of a tax audit. The effective tax rate for the first quarter of 2008 includes $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlement of state tax audits (see Note 8 to the financial statements). We are projecting a tax rate of 31% for the balance of 2009.

	Three months ended
(in millions)	Feb 28, 2009	Feb 29, 2008
Income from unconsolidated operations	$3.2	$5.3

Income from unconsolidated operations for the first quarter 2009 decreased compared to the same period in 2008. Our joint venture in Mexico was unfavorably impacted in the first quarter of 2009 by the stronger U.S. dollar as well as the impact of higher soybean oil cost, which is a main ingredient for mayonnaise, and the leading product for this joint venture.

The following table outlines the major components of the change in diluted earnings per share from 2008 to 2009:

Three months ended February,
2008 Earnings per share – diluted	$.39
Higher operating income	.05
Lower unconsolidated income/lower other income	(.03)
Lower restructuring charges	.02
Effect of lower tax rate	.01

2009 Earnings per share – diluted	$.44

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended
(in millions)	Feb 28, 2009	Feb 29, 2008
Net sales	$420.6	$410.5
Percent growth	2.5%
Operating income excluding restructuring charges	74.3	67.0
Operating income margin, excluding restructuring charges	17.7%	16.3%

The 2.5% increase in sales in the first quarter of 2009 as compared to the first quarter of 2008 included an unfavorable impact of 6.5% from favorable foreign currency rates. Excluding the foreign currency impact, we grew sales 9.0%. We realized a 4.1% increase in sales due to pricing. Volume and product mix added another 4.9% to sales, including an 8.1% increase from acquisitions.

In the Americas, sales increased 10.5% in the first quarter of 2009, compared to the first quarter of 2008, including a 2.4% decrease due to unfavorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 12.9%. We took a price increase in early January to offset higher material and packaging costs for this part of our business. With this increase, pricing added 4.8% to sales. Volume and product mix added another 8.1% to sales, which included a 12.6% increase from our Lawry’s and Billy Bee acquisitions.

Excluding the effect of acquisitions, volume and product mix declined 4.5% in the Americas due to several factors. Approximately one third of the decrease was due to lower sales volume for Zatarain’s. For rice mixes in particular, retailers bought-in ahead of our fourth quarter 2008 price increase taken in response to higher rice costs. In the first quarter, retailers worked through this extra inventory.

The second factor also related to retailer inventories. A comparison of our consumer purchase data with factory shipments in the first quarter shows that consumer takeaway for our branded spices and extracts increased for this period. However, our unit sales of these products declined. This suggests a greater than normal reduction in retail inventory from the end of our fourth quarter to a lower level that retailers were holding at the end of February.

The remaining factor behind the volume and product mix decline was the result of a shift in sales mix. Parts of our consumer business in the Americas had strong sales growth early in 2009, including McCormick brand taco and chili seasonings, slow cooker blends, gravies and other dry seasoning mixes. We also grew sales of value priced products including warehouse club and Hispanic items. Volumes of other items in our product line were lower this period including our premium priced gourmet line. We also saw a decline in sales of our seafood seasonings as consumers turned to lower cost meals.

We expect that the impact of retail trade inventory reductions will be minimal in the second quarter and that sales will benefit from marketing programs behind dry seasoning mixes and Lawry’s.

First quarter 2009 sales in EMEA (Europe, Middle East and Africa region) decreased 12.7% compared to the first quarter of 2008. Excluding the impact from unfavorable foreign exchange rates, sales increased 1.7%. While pricing actions taken in the fourth quarter of 2008 added 3.2% to first quarter sales, volume and product mix lowered sales 1.5%. Following a sharper decline in the fourth quarter of 2008, sales stabilized this period. While some consumers are trading down to private label spices and herbs as a result of retailer emphasis on these items, the category remains strong and retail takeaway for our brands is also positive in the latest scanner data. In France, we are encouraged by the strong performance of our Vahine brand dessert items. In this category, increases in private label and higher Vahine brand sales are reducing sales of the smaller brands. Our brand is benefiting from our revitalization efforts and focused marketing support.

In several of our smaller markets, including The Netherlands, Spain and Portugal we achieved modest increases in sales of both branded and private label products, when the effects of foreign currency translation are excluded.

In the Asia/Pacific region, sales decreased 5.5% in the first quarter of 2009, compared to the first quarter of 2008, with a 9.8% decrease coming from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 4.3% with pricing adding 1.8% and an increase of 2.5% coming from higher volume and product mix. China remains the primary driver of the favorable volume and mix in this region with double digit increases.

First quarter 2009 operating income excluding restructuring charges for our consumer business increased $7.3 million, or 10.9%. This was above the 2.5% increase in sales, due mainly to productivity improvements and our acquisition of strong brands.

In the first quarter of 2009, we recorded $0.3 million of restructuring charges in the consumer business, compared to $2.6 million for the same period of 2008. The restructuring charges in 2009 include severance costs and other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. The charges in the first quarter of 2008 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S. and U.K.

INDUSTRIAL BUSINESS

	Three months ended
	Feb 28, 2009	Feb 29, 2008
(in millions)
Net sales	$297.9	$313.5
Percent decrease	5.0%
Operating income excluding restructuring charges	16.0	14.3
Operating income margin, excluding restructuring charges	5.4%	4.6%

The first quarter sales decrease of 5.0% from the first quarter of 2008 includes an unfavorable foreign exchange rate impact of 10.0%. Excluding this impact of foreign currency, we grew sales 5.0%. Higher pricing added 5.2% to sales, while volume and product mix lowered sales by 0.2%. Included in this 0.2% decrease are incremental sales from acquisitions, primarily food service sales of the Lawry’s brand, which added 2.0%.

In the Americas, sales decreased 0.8%, but increased 3.6% excluding the impact from unfavorable foreign exchange rates. Because of the year on year increase in commodity costs and our pass-through pricing mechanisms for this business, price increases are still contributing to sales and added 5.7% in the first quarter. Volume and product mix declined 2.1% which included a 2.8% increase from acquisitions. Excluding acquisitions, volume and product mix lowered industrial sales 4.9% in the Americas.

While restaurant industry weakness continued into 2009, the larger volume impact this quarter was in sales to food manufacturers. Some of our customers have reported a slowdown in parts of their business. In concert with the focus of our strategic customers and to support their growth, we are guiding our development efforts toward core line extensions and value priced items.

In EMEA, industrial sales decreased 20.6%, but increased 8.9% excluding the impact from unfavorable foreign exchange rates. The impact of currency exchange rates, at 29.5%, was particularly significant as this business is largely based in the U.K. As in the Americas, pricing was an important component of our sales growth in this region, adding 5.6%. Volume and product mix were favorable and increased sales 3.3% in the first quarter. Higher sales of customized products to both quick service restaurants and to food manufacturers more than offset a decline in the branded products we sell to food service distributors.

In the Asia/Pacific region, industrial sales increased 0.4% in the first quarter of 2009 compared to the first quarter of 2008, which included an unfavorable foreign exchange rate impact of 6.6%. Excluding this impact of foreign currency, sales grew 7.0%. Pricing added 1.1% to sales, while higher volume and product mix accounted for 5.9% of the increase. Our sales to quick service restaurants of products were strong, especially from products supplied from our operations in Southeast Asia.

In the first quarter of 2009, industrial business operating income excluding restructuring charges increased 11.9%, compared to the first quarter of 2008. This increase exceeded the sales increase due mainly to productivity improvements.

In the first quarter of 2009, $0.2 million of restructuring charges were recorded in the industrial business, compared to $1.3 million in the first quarter of 2008. The restructuring charges in 2009 include severance costs and other exit costs related to the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe.

ACQUISITIONS

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

On July 31, 2008, we completed the purchase of the assets of the Lawry’s business from Conopco, Inc. an indirect subsidiary of Unilever N.V. (“Unilever”). Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” and “Adolph’s” brands in North America. The acquisition included the rights to the brands as well as related inventory and a small number of dedicated production lines. It did not include any manufacturing facilities or employees. The annual sales of this business were approximately $150 million at the time of acquisition. The allocation of Lawry’s sales is approximately 90% to our consumer segment and 10% to our industrial segment.

The purchase price was $604 million in cash, the assumption of certain liabilities relating to the purchased assets and transaction costs of $11.5 million. We used cash on hand and borrowings under our commercial paper program to initially fund the purchase price. In September 2008 we issued $250 million in medium term debt ($248 million in net proceeds) to repay a portion of our outstanding commercial paper issued to fund the Lawry’s acquisition. The transaction has undergone a regulatory review and the Federal Trade Commission issued its final order. In compliance with that order, we sold our Season-All business to Morton International, Inc in July 2008. With annual sales of approximately $18 million, the Season-All business was sold for $15 million in cash (with net cash proceeds of $14 million). This resulted in a pre-tax gain of $12.9 million which was recorded as part of Other income in our income statement during the third quarter of 2008.

We are accounting for the acquisition of Lawry’s as a purchase of a business under United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Lawry’s are recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. The excess purchase price over the estimated fair value of the tangible net assets purchased was $606.2 million. The allocation of the purchase price is based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of February 28, 2009, $202.0 million was allocated to other intangible assets and $404.2 million to goodwill. The significant amount of goodwill is due to the profitability of the Lawry’s business, our plans to grow this business and achieve synergies during the integration process. We expect the final valuation to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition. For tax purposes, goodwill resulting from the acquisition is deductible.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support would have been different under our ownership. In the first year of operations after the acquisition of Lawry’s and disposal of Season-All, we project net incremental revenues of approximately $130 million with an accretion to earnings per share of approximately $.08 to $.10 on a fully diluted basis. Net sales for the three months ended February 28, 2009 from this acquisition were $30.1 million.

On February 20, 2008, we purchased Billy Bee Honey Products Ltd. (Billy Bee) for $76.4 million in cash, a business which operates in North America and is primarily included in our consumer segment from the date of acquisition. Billy Bee markets and sells under the “Billy Bee” and “Doyon” brands. The annual sales of this business were approximately $35.0 million at the time of acquisition and include branded, private label and industrial products.

During the quarter ending February 28, 2009, we completed the final valuation of assets for Billy Bee which resulted in $5.7 million being allocated to tangible net assets, $12.0 million allocated to other intangibles assets and $58.7 million allocated to goodwill. This valuation was not significantly different than the preliminary valuation recorded in February 2008. The value for brands and other intangible assets consists of $4.1 million which is amortizable and $7.9 million which is non-amortizable. The applicable amortization expense is included in the income statement.

RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. As of February 28, 2009 the majority of our restructuring program had been completed, although certain parts are still underway and will be completed later in 2009.

The restructuring plan has reduced complexity and increased the organizational focus on growth opportunities in both the consumer and industrial businesses. We are projecting up to $65 million of annual cost savings by the end of 2009. In 2006, we realized $10 million of annual cost savings, and an additional $35 million in 2007 and an additional $11 million in 2008. This has improved margins and increased earnings per share, offset higher costs, as well as allowed us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are reflected in both cost of sales and selling, general and administrative expenses in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $125 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, we expect that approximately $100 million will consist of severance and other personnel costs and approximately $50 million of other exit costs. Asset write-offs are expected to be $10 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006.

Restructuring charges to date include $10.7 million recorded in 2005, $50.4 million recorded during 2006 (including the gain on Signature), $34.8 million recorded in 2007 and $16.6 million recorded in 2008. In the three months ended February 28, 2009, we recorded $0.5 million of restructuring charges. We expect to incur a total of approximately $11 million in charges for the 2009 year. For the total plan, the cash related portion of the charges is expected to be approximately $105 million. After offsetting the $14.4 million net cash received from the Salinas sale in April, 2008 and $9.2 million in net cash received from the redemption of Signature, total cash spent to date was $88.4 million. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken are expected to reduce positions by approximately 1,325 by the conclusion of the plan. Of the expected position reductions, 1,270 positions have been eliminated as of February 28, 2009. From inception of the project in November 2005, we have incurred $113.0 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

The following is a summary of restructuring activities (in millions):

	Three months ended
	Feb 28, 2009	Feb 29, 2008
Pre-tax restructuring charges
Other restructuring charges	$.5	$3.6
Recorded in cost of goods sold	—	.3

Reduction in operating income	.5	3.9
Income tax effect	(.2)	(1.2)

Reduction in net income	$.3	$2.7

Reduction in earnings per share – diluted	$—	$0.02

During the three months ended February 28, 2009, we recorded $0.1 million of severance costs and $0.4 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K.

During the three months ended February 29, 2008, we recorded restructuring charges of $3.9 million, of which $3.6 million is reflected in restructuring charges and $0.3 million is reflected in cost of goods sold in our income statement. We recorded $1.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe. In addition, we recorded $2.3 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S. and U.K. The remaining $0.5 million is comprised of inventory write-offs related primarily to facility consolidations in France and accelerated depreciation of assets.

During the three months ended February 28, 2009 and February 29, 2008, we spent $4.4 million and $5.1 million, respectively, in cash on the restructuring plan.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward contracts was an unrealized gain of $6.4 million as of February 28, 2009, compared to an unrealized loss of $2.5 million as of February 29, 2008 and an unrealized gain of $7.1 million as of November 30, 2008. The notional value of our portfolio of forward and option contracts was $52.7 million as of February 28, 2009, compared to the $59.8 million notional value as of February 29, 2008 and the $64.9 million notional value as of November 30, 2008. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of February 28, 2009, we had a total of $150 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $14.9 million gain as of February 28, 2009, compared to a $15.6 million gain as of November 30, 2008. The change in fair values is due to changes in interest rates.

Commodity Risk

We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, soybean oil, wheat, capsicums (red peppers and paprika), onion and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We have not used derivatives to manage the volatility related to this risk.

Credit Risk

The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers, some of which are highly leveraged. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We feel that our allowance for doubtful accounts properly recognizes trade receivables at net realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2009, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2008.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	Feb 28, 2009	Feb 29, 2008
(in millions)	(in millions)
Net cash (used in) provided by operating activities	$(13.3)	$24.3
Net cash used in investing activities	(15.4)	(93.6)
Net cash provided by financing activities	14.5	46.3

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

Operating Cash Flow - Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. In the first quarter of 2009 cash flow from operations was closer to a more normal pattern with a decline of $13.3 million. This compared to a $24.3 million increase in the first quarter of 2008. In the first quarter of 2008, we had unusually strong collections of receivables which accounts for most of the change in operating cash flow between the two periods.

Investing Cash Flow - The decrease in cash flow used for investing is due to the fact that we had no acquisition of businesses in the first quarter of 2009. In the first quarter of 2008, we spent $76.4 million for the acquisition of Billy Bee. We spent $15.4 million on capital expenditures in the first quarter of 2009, compared to $17.3 million for the same period last year. Capital expenditures for the fiscal year 2009 are expected to be approximately $90 million.

Financing Cash Flow - The decrease in cash flow provided by financing activities when compared to the prior year is primarily due to a decrease in net borrowings. In the first quarter of 2009, we increased short-term borrowings by $41.6 million to fund operating and investing cash requirements. In the first quarter of 2008, we borrowed $250 million ($248.3 million in net proceeds) to repay $150 million of debt that matured during the first quarter and repaid short-term debt with the remainder (see Note 9 of the financial statements). For the first three months of 2008, we decreased short-term borrowings by $29.7 million.

There were no shares repurchased during the quarters ended February 28, 2009 and February 29, 2008. As of February 28, 2009, $39 million remained of the $400 million share repurchase authorization. The amount of share repurchases in 2009 are expected to be less than in 2007 and preceding years so that we can reduce the debt related to the Lawry’s acquisition.

During the three months ended February 28, 2009, we received proceeds of $4.2 million from exercised options compared to $6.0 million in the same period in the prior year. We increased dividends paid to $31.2 million for the first quarter of 2009 compared to $28.2 million in the same period last year. Dividends paid in the first quarter of 2009 were declared on November 25, 2008.

Our ratio of debt-to-total capital (total capital includes debt and shareholders’ equity) was 53.9% as of February 28, 2009, up from 40.8% at February 29, 2008 and down slightly from 54.0% at November 30, 2008. The increase in debt-to-total capital at February 28, 2009 as compared to February 29, 2008 is primarily due to the additional short-term and long-term borrowings to finance the acquisition of businesses in 2008, coupled with a decrease in total stockholders’ equity due to the effect of foreign currency translation adjustments. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2009 and February 29, 2008 was $490.9 million and $197.2 million, respectively. Total average debt outstanding for the three months ended February 28, 2009 and February 29, 2008 was $1,410.5 million and $967.1 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2009, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $53 million, inventory of approximately $39 million, goodwill of approximately $137 million and other comprehensive income of approximately $290 million since February 29, 2008. At February 28, 2009, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than at November 30, 2008. Exchange rate fluctuations resulted in decreases in accounts receivable of approximately $5 million, inventory of approximately $4 million, goodwill of approximately $7 million and other comprehensive income of approximately $26 million since November 30, 2008.

Credit and Capital Markets

Credit market conditions deteriorated rapidly during the fourth quarter of 2008 and continued into the first quarter of 2009. Several major banks and financial institutions have failed or were forced to seek assistance through distressed sales or emergency government measures. During this time capital markets have seen sharp drops in values and both credit availability and cost have been very volatile. In addition, current market conditions have resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issuances.

Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, and capital expenditures. In the past we have also used this cash to make share repurchases, however we are currently using operating cash flow to pay down debt incurred in the Lawry’s acquisition before we consider resumption of our share repurchase program. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund seasonal working capital needs and other general corporate requirements. We generally use these facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable we could borrow directly under our revolving credit facilities. The facilities are made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which would reduce our ability to grow through funding of seasonal working capital.

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. The assets in our pension plans have been significantly negatively affected by fluctuations in the capital markets, which has an effect on the amount of funding necessary for our pension plans. We estimate that total contributions to our pension plans in 2009 are expected to be in a range from $60 to $70 million, which compares to $15.6 million of contributions in 2008. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACCOUNTING AND DISCLOSURE CHANGES

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. FSP No. 132(R)-1 is effective for our year ending November 30, 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We adopted SFAS No. 161 in the first quarter of 2009 (see Note 9 for further details). There was no material effect upon adoption of this new accounting pronouncement on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provide additional disclosures with our filing for our year ended November 30, 2007. Effective with our first quarter of 2009 filing, we are complying with the portion of the standard to eliminate the difference between our plans’ measurement date and our fiscal year-end. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. We have elected to apply the transition option under which a 14-month measurement was determined as of September 30, 2008 (the 2008 measurement date) that covered the period until the fiscal year-end measurement will be required as of November 30, 2009. As a result, we recorded a

$2.3 million ($1.5 million, net of tax) decrease to retained earnings with a corresponding increase to other long-term liabilities in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value and provides guidance for measuring fair value and the necessary disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 (see Note 10 for further details). We also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption. There were no material effects upon adoption of this new accounting pronouncement on our financial statements.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, including those related to: the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, expected trends in net sales and earnings performance and other financial measures, annualized savings and other benefits from our restructuring activities, the expectations of pension funding, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, and global economic conditions generally which would include the availability of financing, interest and inflation rates as well as foreign currency fluctuations, and other risks described in the our Form 10-K for the fiscal year ended November 30, 2008. Actual results could differ materially from those projected in the forward-

looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2008. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2008 fiscal year end.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended November 30, 2008.

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Restated and Amended on June 24, 2008	Incorporated by reference from Exhibit 3(i) of McCormick’s Form 8-K dated June 24, 2008, as filed with the Securities and Exchange Commission on June 26, 2008.

(4)	Instruments defining the rights of security holders, including indentures

(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.

(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, as filed with the Securities and Exchange Commission on December 6, 2005.

(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, as filed with the Securities and Exchange Commission on July 13, 2006.

(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007.

(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

(i)	McCormick’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to McCormick’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein. Amendment Number 1 to the Supplemental Executive Retirement Plan, effective January 1, 2005, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of McCormick’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.*

(v)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K filed with the Securities and Exchange Commission on November 28, 2008.*

(x)	The 2007 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 2007, as filed with the Securities and Exchange Commission on February 16, 2007, and incorporated by reference herein.*

(xi)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

(xii)	Asset Purchase Agreement, dated November 13, 2007, between McCormick and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 13, 2007.

(xiii)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009, which is incorporated by reference from Exhibit 10(xiii) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

(31)	Rule 13a-14(a) / 15d-14(a)	Attached.
Certifications

(32)	Section 1350 Certifications	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: April 8, 2009	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: April 8, 2009

	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller