Form 10-K/A
period 2008-11-30
MCCORMICK & CO INC
filed 2009-05-21
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland	52-0408290
(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not applicable.

Indicate By check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one)

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2008: $295,899,533

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2008: $4,350,496,610

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,345,213	December 31, 2008
Common Stock Non-Voting	117,763,031	December 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2008	Part I, Part II

Registrant’s Proxy Statement dated February 13, 2009	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2008, to include the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2008 and 2007, the Zatarain’s Partnership L.P. 401(K) Retirement Plan for the years ended December 31, 2008 and 2007, and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2008 and 2007. This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

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

THE McCORMICK 401(K) RETIREMENT PLAN

DATE: May 21, 2009	By:	/s/ Cecile K. Perich
Cecile K. Perich
Vice President - Human Relations and Plan Administrator

The McCormick 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2008 and 2007

November 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan (the Plan) as of November 30, 2008 and 2007, and the related statement of changes in net assets available for benefits for the year ended November 30, 2008. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2008 and 2007, and the changes in its net assets available for benefits for the year ended November 30, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

200 International Circle • Suite 5500 • Hunt Valley • Maryland 21030 • P 410-584-0060 • F 410-584-0061

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2008 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 21, 2009

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2008 and 2007

	2008	2007
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$88,164,501	$113,983,182
Pooled, common and collective funds	34,010,105	24,180,133
Mutual funds	131,656,831	223,999,532
Participant loans	3,999,478	3,823,621

Total Investments	257,830,915	365,986,468

Receivables:
Employer contribution	38,191	33,588
Employee contributions	98,621	69,114
Accrued interest and dividends	131,289	119,514
Due from funds for securities sold, net	—	939,135

Total Receivables	268,101	1,161,351

Total Assets at Fair Value	258,099,016	367,147,819

LIABILITIES
Due to funds for securities purchased	66,564	—

Net Assets at Fair Value	258,032,452	367,147,819
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	1,903,417	72,759

Net Assets Available for Benefits	$259,935,869	$367,220,578

The accompanying notes are an integral part of these financial statements.

The McCormick 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2008

ADDITIONS
Contributions:
Employer contributions	$5,678,455
Employee contributions	13,819,507
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,517,579
Mutual funds	3,820,420
Other, net	314,436

Total Additions	26,150,397

DEDUCTIONS
Net depreciation of investments	101,134,765
Participant withdrawals	32,284,698
Administrative expenses	15,643

Total Deductions	133,435,106

Net decrease	(107,284,709)
Net assets available for benefits, beginning of year	367,220,578

Net Assets Available for Benefits, End of Year	$259,935,869

The accompanying notes are an integral part of this financial statement.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

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

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions and investment alternatives are contained in the Plan Document.

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

Participants are immediately vested in their contributions, the Company’s contributions, including matching contributions, and all related earnings.

Participants’ elective contributions, as well as Company matching contributions, are invested in the Plan’s investment funds as directed by the participant.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

1.	DESCRIPTION OF THE PLAN (continued)

Participant Accounts

Each participant’s account is credited with the participant’s contribution, the employer’s contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are vested. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account balance.

Participant Loans

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Company’s Investment Committee determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 5.00% to 8.50%.

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

Plan Termination

Upon termination of service, a participant with an account balance greater than $5,000 may elect to leave his or her account balance invested in the Plan, elect to rollover his or her entire balance to an Individual Retirement Account (IRA) or another qualified plan, elect to receive a lump-sum payment equal to his or her entire balance or elect annual installments to extend from two to eight years. Upon termination of service, a participant with an account balance less than $5,000 may elect to rollover his or her entire balance to an IRA or another qualified plan or elect to receive a lump-sum payment equal to his or her entire balance. In the absence of instruction from a participant, balances less than $1,000 automatically will be paid directly to the participant and those greater than $1,000 will be rolled over to an IRA designated by the Plan Administrator.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

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

The change in the difference between fair value and the cost of investments is reflected in the accompanying statement of changes in net assets available for benefits as net depreciation of investments.

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of November 30, 2008, 4,575,549 units were outstanding with a value of approximately $19.27 per unit (3,613,549 units were outstanding with a value of approximately $31.54 per unit as of November 30, 2007). As of November 30, 2008, the Fund held 2,905,421 shares of McCormick & Company, Incorporated common stock with an aggregate value of $86,494,373 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,670,128. As of November 30, 2007, the Fund held 2,966,128 shares of McCormick & Company, Incorporated common stock with an aggregate value of $113,335,761 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $647,421.

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

November 30, 2008 and 2007

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing accounting principles generally accepted in the United States requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, was adopted by the Plan in 2008. Adoption of SFAS No. 157 did not have a material impact to the Plan.

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2008 the Plan’s investments (including investments bought, sold, or held throughout the year) (depreciated) appreciated in value by $(101,134,765), as follows:

McCormick & Company, Incorporated—Common stock	$(24,084,127)
Pooled, common and collective funds	3,015,237
Mutual funds	(80,065,875)

Total	$(101,134,765)

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2008 and 2007 are as follows:

	As of November 30,
	2008	2007
McCormick & Company, Incorporated - Common stock fund	$88,164,501	$113,983,182
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	35,913,522	24,252,892
Mutual funds:
Vanguard S&P 500 Index Fund	25,524,290	45,930,340
Blackrock Large Cap Core Fund	21,853,972	39,770,870
Vanguard Total Bond Market Index Fund	16,671,258	—
American Funds EuroPacific Growth Fund	13,707,221	29,860,746

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

4.	INVESTMENTS (continued)

Fair Value Measurements

Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (FASB Statement No. 157), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB Statement No. 157 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:

•     Quoted prices for similar assets or liabilities in active markets;

•     Quoted prices for identical or similar assets or liabilities in inactive markets;

•     Inputs other than quoted prices that are observable for the asset or liability;

•     Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at November 30, 2008.

Common stocks, corporate bonds and U.S. government securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds: Valued at the net asset value (“NAV”) of shares held by the plan at year end.

Participant loans: Valued at amortized cost, which approximates fair value.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

4.	INVESTMENTS (continued)

Fair Value Measurements

Guaranteed investment contract: Valued at the relative fair value of the underlying market value of investments in the contract.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2008:

	Assets at Fair Value as of November 30, 2008
	Level 1	Level 2	Level 3	Total
Mutual funds	$131,656,831	$—	$—	$131,656,831
Common stocks	88,164,501	—	—	88,164,501
Guaranteed investment contract	—	34,010,105	—	34,010,105
Participant loans	—	—	3,999,478	3,999,478

Total assets at fair value	$219,821,332	$34,010,105	$3,999,478	$257,830,915

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended November 30, 2008

Participant Loans
Balance, beginning of year	$3,823,621
Realized gains/(losses)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	175,857

Balance, end of year	$3,999,478

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

The following table presents a reconciliation of net assets available for benefits and net increase (decrease) in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2008	2007
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$259,935,869	$367,220,578
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(1,903,417)	(72,759)

Net assets available for benefits per the Form 5500, at fair value	$258,032,452	$367,147,819

Year Ended November 30, 2008
Statement of Changes in Net Assets Available for Benefits:
Net increase (decrease) in net assets available for benefits per the financial statements	$(107,284,709)
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(1,830,658)

Net increase (decrease) in net assets available for benefits per Form 5500	$(109,115,367)

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i - Schedule of Assets (Held at End of Year)

As of November 30, 2008

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common Stock*	2,905,421	$86,494,373

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	1,670,128	1,670,128

		88,164,501

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	788,822	34,010,105

Mutual Funds
Vanguard S&P 500 Index Fund	309,949	25,524,290
Blackrock Large Cap Core Fund	2,731,747	21,853,972
Vanguard Total Bond Market Index Fund	1,685,668	16,671,258
American Funds EuroPacific Growth Fund	486,935	13,707,221
Vanguard Target Retirement Fund 2025	948,210	8,818,356
Vanguard Windsor II Fund Adm	213,137	7,204,036
ICM Small Company Value Fund	350,589	7,113,452
Vanguard Target Retirement Fund 2015	550,957	5,294,694
Managers Small Cap Fund	475,475	4,973,471
Vanguard Target Retirement Fund #308	398,346	3,708,602
Vanguard Total International Stock Index	353,691	3,635,939
T Rowe Price Growth Stock Fund	176,200	3,330,187
Vanguard Mid Cap Index Fund	276,934	3,190,281
Vanguard Target Retirement Fund 2035	340,138	3,149,679
Vanguard Small Cap Index Signal	83,223	1,481,369
Vanguard Target Retirement Fund 2045	110,162	1,054,252
Pimco Total Return Fund	91,823	945,772

		131,656,831
Participant loans (5.00% – 8.50% annual interest rates)*		3,999,478

		$257,830,915

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2008, our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2008, and our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2008.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 21, 2009

Hunt Valley, Maryland

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

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

DATE: May 21, 2009	By:	/s/ Regina Templet
Regina Templet
Director of Finance – Zatarain’s Brands and Plan Administrator

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Financial Statements and Supplemental Schedule Together with
Report of Independent Registered Public Accounting Firm

As of December 31, 2008 and 2007

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

    (on behalf of The Zatarain’s Partnership, L.P. 401(k) Savings Plan)

We have audited the accompanying statements of net assets available for benefits of The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) as of December 31, 2008 and 2007, and the related statement of changes in net assets available for benefits for the year ended December 31, 2008. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2008 and 2007 and the changes in its net assets available for benefits for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

200 International Circle • Suite 5500 • Hunt Valley • Maryland 21030 • P 410-584-0060 • F 410-584-0061

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2008 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 21, 2009

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statements of Net Assets Available for Benefits

As of December 31, 2008 and 2007

	2008	2007
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$94,246	$41,313
Pooled, common and collective fund	937,813	739,043
Mutual funds	4,203,971	7,098,386
Participant loan	156,807	83,294

Total Investments	5,392,837	7,962,036

Receivables:
Employer contribution	357,000	318,742
Employee contributions	—	496
Accrued interest and dividends	2,870	2,649

Total Receivables	359,870	321,887

Total Assets at Fair Value	5,752,707	8,283,923

LIABILITIES
Due to funds for securities purchased	2,359	2,493

Net Assets at Fair Value	5,750,348	8,281,430
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	52,486	2,224

Net Assets Available for Benefits	$5,802,834	$8,283,654

The accompanying notes are an integral part of these financial statements.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended December 31, 2008

ADDITIONS
Contributions:
Employer contributions	$420,563
Employee contributions	265,905
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,767
Mutual funds	119,834
Other, net	6,125

Total Additions	814,194

DEDUCTIONS
Net depreciation of investments	2,287,456
Participant withdrawals	1,006,958
Administration expenses	600

Total Deductions	3,295,014

Net decrease	(2,480,820)
Net assets available for benefits, beginning of year	8,283,654

Net Assets Available for Benefits, End of Year	$5,802,834

The accompanying notes are an integral part of this financial statement.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2008 and 2007

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

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations. The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation. The Company may also contribute annually 3% of an employee’s eligible compensation as a profit-sharing contribution. An employee is required to have at least one year of service to be eligible for matching or profit-sharing contributions. During the year ended December 31, 2008, the Company made profit-sharing contributions of $420,563.

Participants are immediately vested in their contributions, the profit-sharing contribution and all earnings on their vested balances. The Company’s matching contributions vest as follows:

After Years of Service	Vesting Percentage
1	0%
2	20%
3	50%
4	60%
5	100%

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant. At each plan year end, the employer profit-sharing contribution is unallocated. Forfeitures of Company contributions are used to offset future Company contributions. Forfeitures during the year ended December 31, 2008 were $4,533, which were used to reduce the Company’s contribution.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2008 and 2007

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

Participant Loans

Participants are permitted to take loans from their account balances, subject to a $1,000 minimum. The maximum amount of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor (the Company) determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 4.25% to 8.25%.

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

December 31, 2008 and 2007

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

As required by the FSP, investments in the accompanying statements of net assets available for benefits include fully benefit-responsive investment contracts recognized at fair value. AICPA Statement of Position 94-4-1, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans, as amended, requires fully benefit-responsive investment contracts to be reported at fair value in the Plan’s statements of net assets available for benefits with a corresponding adjustment to reflect these investments at contract value.

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

The change in the difference between fair value and the cost of investments is reflected in the accompanying statement of changes in net assets available for benefits as net depreciation of investments.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2008 and 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of an investment are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of December 31, 2008, 10,708 units were outstanding with a value of approximately $8.80 per unit (4,551 units were outstanding with a value of approximately $9.08 per unit as of December 31, 2007). As of December 31, 2008, the Fund held 2,707 shares of McCormick & Company, Incorporated common stock with an aggregate value of $86,245 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $8,001. As of December 31, 2007, the Fund held 996 shares of McCormick & Company, Incorporated common stock with an aggregate value of $37,758 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,555.

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

December 31, 2008 and 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing accounting principles generally accepted in the United States requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, was adopted by the Plan in 2008. Adoption of SFAS No. 157 did not have a material impact to the Plan.

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

December 31, 2008 and 2007

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended December 31, 2008, the Plan’s investments (including investments bought, sold, or held throughout the year) (depreciated) appreciated in fair value by $(2,287,456) as follows:

McCormick & Company, Incorporated - Common stock	$(17,892)
Pooled, common and collective funds	86,444
Mutual funds	(2,356,008)

Total	$(2,287,456)

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	$990,299	$741,267
Mutual funds:
Vanguard Target Retirement 2025 #304	810,285	1,354,337
American Funds EuroPacific Growth Fund	728,557	1,881,441
T. Rowe Price Growth Stock Fund	674,064	1,522,686
Vanguard Total Bond Market Index I #222	601,250	—
Vanguard Institutional Index Fund	503,272	790,773
Vanguard Target Retirement 2015	355,090	239,123

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2008 and 2007

4.	INVESTMENTS (continued)

Fair Value Measurements

Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (FASB Statement No. 157), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB Statement No. 157 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2

Inputs to the valuation methodology include:

•     Quoted prices for similar assets or liabilities in active markets;

•     Quoted prices for identical or similar assets or liabilities in inactive markets;

•     Inputs other than quoted prices that are observable for the asset or liability;

•     Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2008.

Common stocks, corporate bonds and U.S. government securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds: Valued at the net asset value (“NAV”) of shares held by the plan at year end.

Participant loans: Valued at amortized cost, which approximates fair value.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2008 and 2007

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

Guaranteed investment contract: Valued at the relative fair value of the underlying market value of investments in the contract.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2008:

	Assets at Fair Value as of December 31, 2008:
	Level 1	Level 2	Level 3	Total
Mutual funds	$4,203,971	$—	$—	$4,203,971
Common stocks	94,246	—	—	94,246
Guaranteed investment contract	—	937,813	—	937,813
Participant loans	—	—	156,807	156,807

Total assets at fair value	$4,298,217	$937,813	$156,807	$5,392,837

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2008:

Participant Loans
Balance, beginning of year	$83,294
Realized gains/(losses)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	73,513

Balance, end of year	$156,807

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2008 and 2007

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

The following table presents a reconciliation of net assets available for benefits and net increase (decrease) in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of December 31,
	2008	2007
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$5,802,834	$8,283,654
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(52,486)	(2,224)

Net assets available for benefits per the Form 5500, at fair value	$5,750,348	$8,281,430

Year Ended December 31, 2008
Statement of Changes in Net Assets Available for Benefits:
Net increase (decrease) in net assets available for benefits per the financial statements	$(2,480,820)
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(50,262)

Net increase (decrease) in net assets available for benefits per Form 5500	$(2,531,082)

Supplemental Schedule

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Schedule H, Line 4i—Schedule of Assets (Held at End of Year)

As of December 31, 2008

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common stock*	2,707	$86,245

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	8,001	8,001

		94,246

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	21,683	937,813

Mutual Funds
Vanguard Target Retirement 2025 #304	87,409	810,285
American Funds EuroPacific Growth Fund	26,066	728,557
T Rowe Price Growth Stock Fund	35,034	674,064
Vanguard Total Bond Market Index I #222	59,062	601,250
Vanguard Institutional Index Fund	6,097	503,272
Vanguard Target Retirement 2015	37,182	355,090
ICM Small Company Value Fund	5,673	104,841
Vanguard Total International Stock Index	9,016	97,286
Vanguard Target Retirement 2035 #305	10,152	93,911
Vanguard Target Retirement 2045 #306	5,178	49,554
Vanguard Windsor II Fund Adm	1,252	42,458
Blackrock Large Cap Core Fund	4,980	42,033
Vanguard Small Cap Index Signal	2,110	38,805
Vanguard Mid Cap Index Fund	2,846	33,642
Managers Small-Cap Fund	2,146	23,737
Vanguard Target Retirement Fund #308	407	3,874
Pimco Total Return Fund Institutional Shares #35	129	1,312

		4,203,971

Participant loans (4.25%—8.25% annual interest rates)*	N/A	156,807

		$5,392,837

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2008, our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2008, and our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2008.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 21, 2009

Hunt Valley, Maryland

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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE: May 21, 2009	By:	/s/ Craig Berger
Craig Berger
Director of Finance – Mojave Foods Corporation and Plan Administrator

The Mojave Foods Corporation 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2008 and 2007

November 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) as of November 30, 2008 and 2007, and the related statement of changes in net assets available for benefits for the year ended November 30, 2008. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2008 and 2007 and the changes in its net assets available for benefits for the year ended November 30, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets (held at end of year) as of November 30, 2008 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 21, 2009

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2008 and 2007

	2008	2007
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$43,655	$47,547
Pooled, common and collective funds	91,288	55,856
Mutual funds	516,666	618,480
Participant loans	33,296	10,312

Total Investments	684,905	732,195

Receivables:
Employer contribution	37,494	35,757
Employee contributions	244	7,138
Accrued interest and dividends	464	319

Total Receivables	38,202	43,214

Total Assets at Fair Value	723,107	775,409

LIABILITIES
Due to funds for securities purchased	471	—

Net Assets at Fair Value	722,636	775,409
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	5,109	168

Net Assets Available for Benefits	$727,745	$775,577

The accompanying notes are an integral part of these financial statements.

The Mojave Foods Corporation 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2008

ADDITIONS
Contributions:
Employer contributions	$37,494
Employee contributions	168,942
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,360
Mutual funds	15,386
Other, net	1,055

Total Additions	224,237

DEDUCTIONS
Net depreciation of investments	247,062
Participant withdrawals	24,807
Administrative expenses	200

Total Deductions	272,069

Net decrease	(47,832)
Net assets available for benefits, beginning of year	775,577

Net Assets Available for Benefits, End of Year	$727,745

The accompanying notes are an integral part of this financial statement.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

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

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the year ended November 30, 2008, the Company made a discretionary matching contribution of 20% of eligible employee pretax contributions.

Participants are immediately vested in their contributions, in earnings on their contributions, in matching Company contributions and in earnings on vested Company contributions.

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

November 30, 2008 and 2007

1.	DESCRIPTION OF THE PLAN (continued)

Participant Loans

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 5.00% to 8.50%.

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

November 30, 2008 and 2007

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

As required by the FSP, investments in the accompanying statements of net assets available for benefits include fully benefit-responsive investment contracts recognized at fair value. AICPA Statement of Position 94-4-1, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans, as amended, requires fully benefit-responsive investment contracts to be reported at fair value in the Plan’s statements of net assets available for benefits with a corresponding adjustment to reflect these investments at contract value.

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

The change in the difference between fair value and the cost of investments is reflected in the accompanying statement of changes in net assets available for benefits as net depreciation of investments.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

The net realized gain or loss on disposal of investments is the difference between the proceeds received and the average cost of investments sold. Expenses relating to the purchase or sale of investments are added to the cost or deducted from the proceeds.

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2008, 5,046 units were outstanding with a value of approximately $8.65 per unit (5,649 units were outstanding with a value of approximately $8.42 per unit as of November 30, 2007). As of November 30, 2008, the Fund held 1,342 shares of McCormick & Company, Incorporated common stock with an aggregate value of $39,951 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,704. As of November 30, 2007, the Fund held 1,126 shares of McCormick & Company, Incorporated common stock with an aggregate value of $43,024 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $4,523.

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

November 30, 2008 and 2007

2.	SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing accounting principles generally accepted in the United States requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, was adopted by the Plan in 2008. Adoption of SFAS No. 157 did not have a material impact to the Plan.

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

November 30, 2008 and 2007

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2008, the Plan’s investments (including investments bought, sold, or held throughout the year) (depreciated) appreciated in fair value by $(247,062), as follows:

McCormick & Company, Incorporated - Common stock	$(14,137)
Pooled, common and collective funds	7,934
Mutual funds	(240,859)

Total	$(247,062)

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2008 and 2007 are as follows:

	As of November 30,
	2008	2007
McCormick & Company, Incorporated – common stock fund	$39,951	$47,547
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	96,397	56,024
Mutual funds:
Vanguard Total Bond Market Index Fund I #222	114,184	—
Vanguard Institutional Index Fund	108,774	—
ICM Small Company Portfolio Fund	51,225	77,646
Vanguard Target Retirement 2035 #305	39,841	56,491
Vanguard Target Retirement 2025 #304	35,337	38,563

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (FASB Statement No. 157), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB Statement No. 157 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2

Inputs to the valuation methodology include:

•     Quoted prices for similar assets or liabilities in active markets;

•     Quoted prices for identical or similar assets or liabilities in inactive markets;

•     Inputs other than quoted prices that are observable for the asset or liability;

•     Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at November 30, 2008.

Common stocks, corporate bonds and U.S. government securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds: Valued at the net asset value (‘NAV”) of shares held by the plan at year end.

Participant loans: Valued at amortized cost, which approximates fair value.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

Guaranteed investment contract: Valued at the relative fair value of the underlying market value of investments in the contract.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2008:

	Assets at Fair Value as of November 30, 2008
	Level 1	Level 2	Level 3	Total
Mutual funds	$516,666	$—	$—	$516,666
Common stocks	43,655	—	—	43,655
Guaranteed investment contract	—	91,288	—	91,288
Participant loans	—	—	33,296	33,296

Total assets at fair value	$560,321	$91,288	$33,296	$684,905

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended November 30, 2008

Participant Loans
Balance, beginning of year	$10,312
Realized gains/(losses)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	22,984

Balance, end of year	$33,296

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2008 and 2007

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

The following table presents a reconciliation of net assets available for benefits and net increase (decrease) in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2008	2007
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$693,585	$775,577
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(5,109)	(168)

Net assets available for benefits per the Form 5500, at fair value	$688,476	$775,409

Year Ended November 30, 2008
Statement of Changes in Net Assets Available for Benefits:
Net increase (decrease) in net assets available for benefits per the financial statements	$(81,992)
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	(4,941)

Net increase (decrease) in net assets available for benefits per Form 5500	$(86,933)

Supplemental Schedule

The Mojave Foods Corporation 401(k) Retirement Plan

Schedule H, Line 4i – Schedule of Assets (Held at End of Year)

As of November 30, 2008

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common stock*	1,342	$39,951

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	3,704	3,704

		43,655

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	2,117	91,288

Mutual Funds
Vanguard Total Bond Market Index Fund I #222	11,545	114,184
Vanguard Institutional Index Fund	1,321	108,774
ICM Small Company Portfolio Fund	2,525	51,225
Vanguard Target Retirement 2035 #305	4,302	39,841
Vanguard Target Retirement 2025 #304	3,800	35,337
Vanguard Windsor II Fund Adm	1,008	34,085
T. Rowe Price Growth Stock Fund	1,767	33,396
Vanguard Target Retirement Fund #308	3,569	33,223
American Funds EuroPacific Growth Fund	1,085	30,550
Vanguard Target Retirement 2015 #303	1,570	15,085
Blackrock Large Cap Core Fund	1,528	12,220
Vanguard Total International Stock Index	485	4,985
Vanguard Target Retirement Fund 2045 #306	316	3,027
Vanguard Mid Cap Index Fund	32	366
Managers Small Cap fund #416	18	189
Vanguard Small Cap Index Signal #1345	10	179

		516,666

Participant loans (5.00%-8.50 % annual interest rates)*	N/A	33,296

		$684,905

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2008, our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2008, and our report dated May 21, 2009, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2008.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 21, 2009

Hunt Valley, Maryland