Form 10-Q
period 2009-05-31
MCCORMICK & CO INC
filed 2009-07-09
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding May 31, 2009

Common Stock	12,417,357

Common Stock Non-Voting	118,267,250

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
Net sales	$757.3	$764.1	$1,475.8	$1,488.1
Cost of goods sold	455.1	466.2	889.3	904.4

Gross profit	302.2	297.9	586.5	583.7

Selling, general and administrative expense	212.9	222.0	406.8	426.7
Restructuring charges/(credits)	6.8	(4.6)	7.3	(0.9)

Operating income	82.5	80.5	172.4	157.9

Interest expense	13.0	12.7	27.5	27.5
Other income, net	(1.2)	(3.0)	(1.7)	(6.4)

Income from consolidated operations before income taxes	70.7	70.8	146.6	136.8

Income taxes	23.8	21.8	45.2	41.7

Net income from consolidated operations	46.9	49.0	101.4	95.1

Income from unconsolidated operations	3.8	4.3	7.0	9.7

Net income	$50.7	$53.3	$108.4	$104.8

Earnings per common share – basic	$0.39	$0.41	$0.83	$0.82

Average shares outstanding – basic	130.6	128.7	130.4	128.3

Earnings per common share – diluted	$0.38	$0.41	$0.82	$0.80

Average shares outstanding – diluted	131.8	131.5	131.8	131.3

Cash dividends paid per common share	$0.24	$0.22	$0.48	$0.44

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	May 31, 2009	May 31, 2008	November 30, 2008
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12.9	$47.3	$38.9
Trade accounts receivables, net	316.8	380.5	380.7
Inventories
Finished products	241.0	233.1	230.7
Raw materials and work-in-process	209.0	226.5	208.3

	450.0	459.6	439.0
Prepaid expenses and other current assets	105.8	95.4	109.7

Total current assets	885.5	982.8	968.3

Property, plant and equipment	1,080.3	1,063.8	1,010.3
Less: accumulated depreciation	(607.3)	(574.4)	(549.2)

Total property, plant and equipment, net	473.0	489.4	461.1

Goodwill, net	1,300.9	965.3	1,230.2
Intangible assets, net	374.6	228.0	374.8
Prepaid allowances	37.7	44.0	32.9
Investments and other assets	164.4	190.9	153.0

Total assets	$3,236.1	$2,900.4	$3,220.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$320.2	$85.6	$303.1
Current portion of long-term debt	.8	50.7	50.9
Trade accounts payable	239.6	260.2	266.1
Other accrued liabilities	296.1	360.2	414.0

Total current liabilities	856.7	756.7	1,034.1

Long-term debt	885.4	626.9	885.2
Other long-term liabilities	234.6	282.3	245.7

Total liabilities	1,976.7	1,665.9	2,165.0

Shareholders’ Equity
Common stock	227.1	214.7	223.1
Common stock non-voting	371.1	323.9	358.7
Retained earnings	499.5	380.5	425.4
Accumulated other comprehensive income	161.7	315.4	48.1

Total shareholders’ equity	1,259.4	1,234.5	1,055.3

Total liabilities and shareholders’ equity	$3,236.1	$2,900.4	$3,220.3

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Six months ended
	May 31, 2009	May 31, 2008
Cash flows from operating activities
Net income	$108.4	$104.8
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	47.1	44.1
Stock-based compensation	7.8	11.9
Income from unconsolidated operations	(7.0)	(9.7)
Changes in operating assets and liabilities	(68.7)	(69.6)
Dividends from unconsolidated affiliates	9.1	11.2

Net cash flow provided by operating activities	96.7	92.7

Cash flows from investing activities
Acquisition of business	—	(77.8)
Capital expenditures	(36.6)	(40.2)
Proceeds from sale of property, plant and equipment	.4	14.8

Net cash flow used in investing activities	(36.2)	(103.2)

Cash flows from financing activities
Short-term borrowings, net	17.2	(61.0)
Long-term debt borrowings	—	253.2
Long-term debt repayments	(50.1)	(150.2)
Proceeds from exercised stock options	7.2	18.7
Dividends paid	(62.6)	(56.5)

Net cash flow (used in) provided by financing activities	(88.3)	4.2

Effect of exchange rate changes on cash and cash equivalents	1.8	7.7

(Decrease) increase in cash and cash equivalents	(26.0)	1.4
Cash and cash equivalents at beginning of period	38.9	45.9

Cash and cash equivalents at end of period	$12.9	$47.3

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

The results of consolidated operations for the three and six month periods ended May 31, 2009 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in sales, earnings and cash flow from operations in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2008.

Accounting and Disclosure Changes

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on providing disclosures about plan assets of an employer’s defined benefit pension plan. This will be effective for our year ending November 30, 2010.

In March 2008, the FASB issued a standard intended to improve financial reporting by requiring disclosures about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under current standards; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We began making these new disclosures in the first quarter of 2009 (see Note 9 for further details).

In December 2007, the FASB issued a standard that outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent company (previously referred to as minority interests). This new accounting pronouncement is effective for our first quarter of 2010 and we do not expect any material impact on our financial statements from adoption.

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any minority interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. It is effective for us for acquisitions made after November 30, 2009. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements, however, its implementation may have a material impact on our financial statements for businesses we acquire post-adoption.

In September 2006, the FASB issued a standard that requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provided additional disclosures with our financial statements for our year ended November 30, 2007. Effective with our first quarter of 2009 financial statements, we complied with the portion of the standard to eliminate the difference between our plans’ measurement date and our November 30 fiscal year-end. The standard provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. We elected to apply the transition option under which a 14-month measurement period (from September 30, 2008 through November 30, 2009) was used to determine our 2009 fiscal year pension expense. Because of the 14-month measurement period, we recorded a $2.3 million ($1.5 million, net of tax) decrease to retained earnings with a corresponding increase to other long-term liabilities effective December 1, 2008.

In September 2006, the FASB issued a standard that defines fair value and provides guidance for measuring fair value and the necessary disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with this standard. We adopted this standard for financial assets and liabilities in the first quarter of 2008 and we adopted it for non-financial assets and liabilities in the first quarter of 2009 (see Note 10 for further details). Additional pronouncements have been issued by the FASB providing guidance and clarification on measuring fair value. There were no material effects upon adoption of this new accounting pronouncement on our financial statements and we do not expect any material impact on our financial statements from the additional pronouncements when they become effective.

Reclassifications

Other receivables of $36.0 million and $34.0 million have been reclassified from Trade accounts receivable, net to Prepaid expenses and other current assets on our May 31, 2008 and November 30, 2008 consolidated balance sheets, respectively to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

2.	ACQUISITIONS

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

In July 2008, we completed the purchase of the assets of the Lawry’s business from Conopco, Inc., an indirect subsidiary of Unilever N.V. Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” brand in North America. The acquisition included the rights to the brands as well as related inventory and a small number of dedicated production lines. It did not include any manufacturing facilities or employees. The annual sales of this business were approximately $150 million at the time of acquisition. The distribution of Lawry’s sales is approximately 90% to our consumer segment and 10% to our industrial segment.

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

We are accounting for the acquisition of Lawry’s as a purchase of a business. Under the purchase method of accounting, the assets and liabilities of Lawry’s are recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. The excess purchase price over the estimated fair value of the tangible net assets purchased was

$605.7 million. The allocation of the purchase price is currently based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of May 31, 2009, $202.0 million was allocated to other intangible assets and $403.7 million to goodwill. The significant amount of goodwill is due to the profitability of the Lawry’s business and our plans to grow this business and achieve synergies during the integration process. We expect the final valuation, to be completed in our third quarter, to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition. For tax purposes, goodwill resulting from the acquisition is deductible.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support would have been different under our ownership. Net sales for the three and six months ended May 31, 2009 from this acquisition were $41.3 million and $71.6 million, respectively.

In February 2008, we purchased Billy Bee Honey Products Ltd. (Billy Bee) for $76.4 million in cash, a business which operates in North America and is primarily included in our consumer segment from the date of acquisition. Billy Bee markets and sells under the “Billy Bee” brand. The annual sales of this business were approximately $35.0 million at the time of acquisition and include branded, private label and industrial products.

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

3.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Average shares outstanding – basic	130.6	128.7	130.4	128.3
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.2	2.8	1.4	3.0

Average shares outstanding – diluted	131.8	131.5	131.8	131.3

The following table sets forth the stock options and employee stock purchase plans for the three and six months ended May 31, 2009 and 2008 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Anti-dilutive securities	7.4	3.5	7.1	3.2

The following table sets forth the common stock activity for the three and six months ended May 31, 2009 and 2008 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Shares issued under stock option and employee stock purchase plans and RSUs	.4	.8	.6	1.2
Shares repurchased in connection with the stock repurchase program	—	—	—	—

As of May 31, 2009, $39 million remained of the $400 million share repurchase authorization.

4.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Net income	$50.7	$53.3	$108.4	$104.8
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax of $- and ($0.1), for the three months ended, respectively, and $- and ($0.7), for the six months ended, respectively	(3.0)	2.7	(1.6)	2.0
Foreign currency translation adjustments	144.4	28.5	118.6	52.6
Derivative financial instruments, net of tax of $1.5 and ($1.1) for the three months ended, respectively, and $1.4 and ($0.2) for the six months ended, respectively	(3.7)	2.0	(3.5)	.5

Comprehensive income	$188.4	$86.5	$221.9	$159.9

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	May 31, 2009	May 31, 2008	November 30, 2008

Foreign currency translation adjustment	$224.9	$399.2	$106.2
Unrealized gain (loss) on foreign currency exchange contracts	.9	(1.4)	3.5
Fair value of open interest rate swaps	—	(3.8)	—
Unamortized value of settled interest rate swaps	(6.4)	(6.3)	(5.5)
Pension and other postretirement costs	(57.7)	(72.3)	(56.1)

Accumulated other comprehensive income	$161.7	$315.4	$48.1

5.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31 (in millions):

	United States		International
	2009	2008	2009	2008
Defined benefit plans
Service cost	$2.1	$2.7	$1.1	$1.5
Interest costs	7.0	6.5	2.4	3.0
Expected return on plan assets	(7.0)	(6.6)	(2.8)	(3.2)
Amortization of prior service costs	—	—	.1	.1
Recognized net actuarial loss	.2	1.2	—	.6

Total pension expense	$2.3	$3.8	$.8	$2.0

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31 (in millions):

	United States		International
	2009	2008	2009	2008
Defined benefit plans
Service cost	$4.2	$5.3	$2.2	$3.0
Interest costs	13.9	13.1	4.9	6.0
Expected return on plan assets	(13.9)	(13.2)	(5.5)	(6.3)
Amortization of prior service costs	—	—	.1	.1
Recognized net actuarial loss	.5	2.4	—	1.1

Total pension expense	$4.7	$7.6	$1.7	$3.9

During the three and six months ended May 31, 2009, we made a $23 million contribution to our major U.S. pension plan. In June 2009, we made $12 million in contributions to our major U.S. pension plan. During the three and six months ended May 31, 2008, we did not make any contributions to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. Total contributions to our pension plans in 2009 are expected to be in a range from $55 to $60 million. Total contributions to our pension plans in fiscal year 2008 were $15.6 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
Other postretirement benefits
Service cost	$.8	$.8	$1.6	$1.7
Interest costs	1.7	1.6	3.3	3.2
Amortization of prior service costs	(1.0)	(.3)	(1.8)	(.7)
Amortization of (gains)/losses	(.1)	.3	(.2)	.5
Curtailment	—	—	(.3)	—

Total other postretirement expense	$1.4	$2.4	$2.6	$4.7

6.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Stock-based compensation expense	$5.0	$8.2	$7.8	$11.9

Our 2009 annual grant of stock options and restricted stock units (RSU) occurred in the second quarter, similar to the 2008 annual grant. The weighted-average grant-date fair value of an option granted in 2009 was $5.04 and in 2008 was $7.20 under a lattice pricing model. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2009	2008

Risk-free interest rates	0.2-2.7%	1.4-3.6%
Dividend yield	3.2%	2.3%
Expected volatility	24.9%	18.7-24.7%
Expected lives	6.2	6.1

As of May 31, 2009 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $49.2 million and the intrinsic value for all options exercisable was $48.4 million. The total intrinsic value of all options exercised was as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Total intrinsic value for all options exercised	$2.5	$15.6	$5.2	$22.2

The following is a summary of all option activity for the six months ended May 31:

	2009		2008
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	11.9	$28.33	14.2	$26.38
Granted	1.2	29.89	.6	37.58
Exercised	(0.4)	19.85	(1.2)	18.26
Forfeited	(0.1)	35.24	—	—

Outstanding at end of May	12.6	28.67	13.6	27.57

Exercisable at end of May	10.8	$28.11	12.2	$26.41

The following is a summary of all of our RSU activity for the six months ended May 31:

	2009		2008
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of period	370	$36.78	373	$36.47
Granted	223	29.89	279	37.58
Vested	(230)	37.05	(261)	35.71
Forfeited	(1)	34.96	(3)	37.33

Outstanding at end of May	362	$32.38	388	$37.78

7.	RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of approximately $125 million for this program. The segment breakdown of the total charges is to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, approximately $97 million will consist of severance and other personnel costs and approximately $50 million for other exit costs. Asset write-offs are to be approximately $13 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. The cash related portion of the charges will be approximately $105 million, of which approximately $20 million is expected to be spent in 2009, net of cash received for asset sales. The actions being taken are expected to reduce approximately 1,325 positions by the conclusion of the plan. As of May 31, 2009 the majority of our restructuring program had been completed. We expect the plan will be completed later in 2009.

The following is a summary of restructuring activities (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Pre-tax restructuring charges/(credits)
Other restructuring charges/(credits)	$6.8	$(4.6)	$7.3	$(0.9)
Recorded in cost of goods sold	.1	1.5	—	1.7

Reduction (increase) in operating income	6.9	(3.1)	7.3	0.8
Income tax effect	(2.2)	1.0	(2.3)	(0.3)

Reduction (increase) in net income	$4.7	$(2.1)	$5.0	$0.5

During the three months ended May 31, 2009, we recorded $3.2 million of severance costs and $0.5 million of other exit costs related to the consolidation of production facilities in Europe. We also recorded $3.2 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands. Of the 1,325 positions expected to be reduced, 1,270 positions have been eliminated as of May 31, 2009. From inception of the project in November 2005, we have incurred $119.8 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the six months ended May 31, 2009, we recorded $3.2 million of severance costs and $0.9 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. We also recorded $3.2 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands.

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

The business segment components of the restructuring charges recorded in 2009 and 2008 are as follows (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Consumer	$6.6	$(4.7)	$6.8	$(2.2)
Industrial	.3	1.6	.5	3.0

Total restructuring charges (credit)	$6.9	$(3.1)	$7.3	$0.8

Consumer: The restructuring charges in 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K. The restructuring credits in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by the $8.4 million gain recorded on disposal of our Salinas manufacturing facility in 2008 (recorded as an asset-related credit).

Industrial: The restructuring charges in 2009 include severance costs and other exit costs related to the reduction of administrative personnel in Europe and the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe.

During 2009 and 2008, the following cash was spent (received) on our restructuring plan (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Total cash spent (received)	$1.5	$(9.7)	$5.9	$(4.7)

The cash received for the three and six months ended May 31, 2008 includes $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008. From inception of the project in November 2005, $90.0 million in cash has been spent on the restructuring plan, including the $14.4 million cash received from the Salinas sale and $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in millions):

	Severance and personnel costs	Asset related charges/ (credits)	Other exit costs	Total
Second Quarter 2009:

Balance at Feb 28, 2009	$5.4	$—	$1.2	$6.6
Restructuring charges	3.2	3.2	.5	6.9
Amounts utilized	(1.0)	(3.2)	(.6)	(4.8)

Balance at May 31, 2009	$7.6	$—	$1.1	$8.7

Six months ended May 31, 2009:

Balance at Nov 30, 2008	$7.8	$—	$2.7	$10.5
Restructuring charges	3.2	3.2	.9	7.3
Amounts utilized	(3.4)	(3.2)	(2.5)	(9.1)

Balance at May 31, 2009	$7.6	$—	$1.1	$8.7

Second Quarter 2008:

Balance at Feb 29, 2008	$5.7	$—	$.1	$5.8
Restructuring charges (credits)	2.0	(7.6)	2.5	(3.1)
Amounts utilized	(2.5)	7.6	(2.3)	2.8

Balance at May 31, 2008	$5.2	$—	$.3	$5.5

Six months ended May 31, 2008:

Balance at Nov 30, 2007	$7.1	$—	$.4	$7.5
Restructuring charges (credits)	3.1	(7.0)	4.7	.8
Amounts utilized	(5.0)	7.0	(4.8)	(2.8)

Balance at May 31, 2008	$5.2	$—	$.3	$5.5

8.	INCOME TAXES

There were no significant changes to unrecognized tax benefits during the six months ended May 31, 2009. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Income taxes for the three months ended May 31, 2009 include an increase of $1.5 million for a discrete adjustment for taxes in prior years. Income taxes for the six months ended May 31, 2009 include $1.2 million of net discrete tax benefits primarily related to the settlement of tax audits.

Income taxes for the six months ended May 31, 2008 include $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlement of state tax audits.

9.	FINANCIAL INSTRUMENTS

In the first quarter of 2009, we adopted a new standard that requires disclosure of the fair value of derivative instruments and their gains and losses in tabular format. In addition, this standard requires the disclosure of objectives and strategies for using derivative instruments.

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

As of May 31, 2009, the maximum time frame for our foreign exchange forward contracts is 18 months. The net amount of other comprehensive income expected to be reclassified into income in the next 12 months is $0.1 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon maturity.

The following table discloses the fair values of derivative instruments on our balance sheet as of May 31, 2009 (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments

Interest rate contracts	Other current assets	$100.0	$14.0		$—	$—

Foreign exchange forward contracts	Other current assets	35.3	1.4	Other accrued liabilities	33.1	1.2

Total		$135.3	$15.4		$33.1	$1.2

The following tables disclose the impact of derivative instruments on our financial operations for the three and six months ending May 31, 2009 (in millions):

Derivative in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative and Hedged Items	Amount of Income or (Expense) Recognized in Income on Derivative
		For the three months ended 5/31/09	For the six months ended 5/31/09

Interest rate contracts	Interest expense	$1.1	$1.9

Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
	For the three months ended 5/31/09	For the six months ended 5/31/09		For the three months ended 5/31/09	For the six months ended 5/31/09	For the three months ended 5/31/09	For the six months ended 5/31/09

Terminated interest rate contracts	—	—	Interest expense	(0.3)	(0.7)	—	—

Foreign exchange contracts	(3.9)	(2.5)	Cost of goods sold	2.4	3.6	**	**

Total	(3.9)	(2.5)		2.1	2.9	**	**

**	Amounts round down to zero.

The amounts noted in the tables above for other comprehensive income (OCI) do not include any adjustments for the impact of deferred income taxes.

In December 2007, we issued $250 million of 5.75% notes due 2017. Net interest is payable semiannually in arrears in January and

July of each year. A portion of these notes were also subject to an interest rate hedge as further disclosed below. The net proceeds from this offering were used to repay $150 million of debt that matured in the first quarter of 2008 with the remainder used to repay short-term debt.

In August 2007, we entered into $150 million of forward treasury lock agreements to manage the interest rate risk associated with a portion of the forecasted issuance of $250 million of fixed rate notes issued in December 2007. We cash settled these treasury lock agreements for a loss of $10.5 million simultaneous with the issuance of the notes and effectively fixed the interest rate on the $250 million notes at a weighted average fixed rate of 6.25%. The loss on these agreements has been deferred in other comprehensive income and is being amortized over the ten-year life of the notes as a component of interest expense.

10.	FAIR VALUE MEASUREMENTS

When certain assets or liabilities are recorded at fair value, they are measured using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair Value Measurements at 5/31/09 Using Fair Value Hierarchy
	Fair Value as of 5/31/09	Level 1	Level 2	Level 3
Assets

Cash and cash equivalents	$12.9	$12.9	$—	$—
Long-term investments	46.2	46.2	—	—
Interest rate derivatives	14.0	—	14.0	—
Foreign currency derivatives	1.4	—	1.4	—

Total	$74.5	$59.1	$15.4	$—

Liabilities

Long-term debt	$896.8	$—	$896.8	$—
Foreign currency derivatives	1.2	—	1.2	—

Total	$898.0	$—	$898.0	$—

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quotations from various banks for similar instruments using models with market based inputs.

We also adopted the portion of this standard for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first six months of 2009 and no required additional disclosures upon adoption.

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

	Consumer	Industrial	Total
	(in millions)
Three months ended May 31, 2009
Net sales	$435.1	$322.2	$757.3
Restructuring charges	6.6	.3	6.9
Operating income excluding restructuring charges	71.7	17.7	89.4
Income from unconsolidated operations	2.6	1.2	3.8

Three months ended May 31, 2008
Net sales	$417.5	$346.6	$764.1
Restructuring charges/(credits)	(4.7)	1.6	(3.1)
Operating income excluding restructuring charges/(credits)	55.8	21.6	77.4
Income from unconsolidated operations	3.3	1.0	4.3

	Consumer	Industrial	Total
	(in millions)
Six months ended May 31, 2009
Net sales	$855.7	$620.1	$1,475.8
Restructuring charges	6.8	.5	7.3
Operating income excluding restructuring charges	145.9	33.8	179.7
Income from unconsolidated operations	4.4	2.6	7.0

Six months ended May 31, 2008
Net sales	$827.9	$660.2	$1,488.1
Restructuring charges/(credits)	(2.2)	3.0	.8
Operating income excluding restructuring charges/(credits)	122.7	36.0	158.7
Income from unconsolidated operations	7.3	2.4	9.7

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in millions):

	Three months ended May 31, 2009	Three months ended May 31, 2008

Operating income excluding restructuring charges	$89.4	$77.4
Restructuring charges/(credits)	6.9	(3.1)

Operating income	$82.5	$80.5

	Six months ended May 31, 2009	Six months ended May 31, 2008

Operating income excluding restructuring charges	$179.7	$158.7
Less: Restructuring charges	7.3	.8

Operating income	$172.4	$157.9

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investing in the Business – We are investing in our consumer business by revitalizing our core brands in the United States and abroad, including new products, new packaging and more effective merchandising such as gravity feed shelving. Beginning in 2009, dry seasoning mixes, which have shown an increase in sales due to value pricing and convenience, now feature more natural ingredients and new packaging. There is a revitalization of our Vahine dessert products underway in France and gravity feed shelving has been introduced in China and Australia.

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

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India, China and Eastern Europe. In our developed markets, we are seeking consumer brands that deliver great flavor, meet a growing consumer trend and have a defensible niche position.

Increasing Sales and Profits – With the investments in our business, we have long-term annual objectives to grow sales 4 to 6% and increase earnings per share 9 to 11%. In 2009, the global economy has weakened considerably, leading to a less certain environment. In addition to a more difficult economy, the dollar has strengthened relative to 2008, which unfavorably impacts our net sales and profits from international operations. For fiscal year 2009, we expect these factors to impact our financial results which are projected to be above 2008 but below our long-term annual objectives.

Our business generates strong cash flow. Actions to grow profit and improve our working capital, as well as our cash conversion cycle, are designed to lead to higher levels of cash generation. We have a share repurchase program that has lowered our shares outstanding. Currently the program is curtailed while we pay down debt from the Lawry’s acquisition. We are also building shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 23 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008

Net sales	$757.3	$764.1	$1,475.8	$1,488.1
Percent increase (decrease)	(.9)%		(.8)%
Gross profit	$302.2	$297.9	$586.5	$583.7
Gross profit margin	39.9%	39.0%	39.7%	39.2%

The sales decline of 0.9% for the second quarter includes an 8.3% unfavorable impact from foreign currency exchange rates. With a stronger dollar in the second quarter of 2009, exchange rates have had a negative effect on sales.

Excluding the foreign currency impact, we grew sales 7.4%. Pricing increased sales 4.5% in the second quarter. Volume and product mix added 2.9% to sales, with a strong contribution from the consumer business partially offset by slightly lower volume and mix in the industrial business. Included in the 2.9% increase of volume and product mix were incremental sales from the Lawry’s acquisition, which added 5.4% to the quarter. This was largely offset by lower sales in EMEA (Europe, Middle East and Africa region) for the quarter. The impact of Lawry’s includes the reduction in sales from the disposition of Season-All.

For the six months ended May 31, 2009, the sales decrease of 0.8% versus the same period last year includes 8.2% from the unfavorable impact of foreign currency. The 7.4% increase excluding the foreign currency impact was due to pricing actions, along with favorable product mix and higher volumes, including a 5.4% increase from acquisitions.

Gross profit margin increased 0.9% and 0.5% for the second quarter and first half of the year, respectively. We have seen continued increases in our gross profit margin, driven by our move toward a more favorable business mix, our Comprehensive Continuous Improvement program, our restructuring actions and discretionary cost controls throughout our operations. Our increases thus far this year are within the goal we set early in 2009 to increase gross profit margin at least 50 basis points.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008

Selling, general & administrative expense (SG&A)	$212.9	$222.0	$406.8	$426.7
Percent of net sales	28.1%	29.1%	27.5%	28.7%

The reduction in our SG&A as a percentage of net sales in the second quarter includes progress with our Comprehensive

Continuous Improvement program and cost controls. This reduction in SG&A was net of a $10.3 million increase in marketing support, as well as $7.0 million of expenses related to the bankruptcy of a U.K. food service distributor. The underlying decrease in SG&A reflects our efforts to manage expenses, improve productivity and integrate the Lawry’s business with minimal incremental operating expenses. This also includes reductions in incentive compensation expense and stock-based compensation expense for the second quarter when compared to the same period last year. For the six months ended May 31, 2009, our marketing support has increased by $10.5 million over the prior year and we have recorded $7.3 million of expenses related to the bankruptcy of a U.K. food service distributor. However, SG&A in total dollars and as a percentage of net sales decreased due to our Comprehensive Continuous Improvement program and cost controls, as well as reductions in incentive compensation expense and stock-based compensation expense. As a percentage of net sales, the decrease in SG&A for the six months ended May 31, 2009 is also due to the integration of the Lawry’s business with minimal incremental operating expenses.

The following is a summary of restructuring activities (in millions):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Pre-tax restructuring charges/(credits)
Other restructuring charges/(credits)	$6.8	$(4.6)	$7.3	$(.9)
Recorded in cost of goods sold	.1	1.5	—	1.7

Reduction (increase) in operating income	6.9	(3.1)	7.3	.8
Income tax effect	(2.2)	1.0	(2.3)	(.3)

Reduction (increase) in net income	$4.7	$(2.1)	$5.0	$.5

Reduction (increase) in earnings per share – diluted	$0.04	$(0.02)	$0.04	$—

The restructuring charges in 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K. The restructuring credits in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by the $8.4 million gain recorded on disposal of our Salinas manufacturing facility in 2008.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008

Interest expense	$13.0	$12.7	$27.5	$27.5
Other income, net	1.2	3.0	1.7	6.4

Interest expense was slightly higher for the second quarter of 2009 when compared to 2008. Total average debt outstanding was higher in 2009 when compared to 2008, which is due to the acquisitions made in 2008. This was mostly offset by lower interest rates. In addition, the decrease in other income was due to lower interest income in the three and six months ended May 31, 2009 versus the same periods in the prior year.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008

Income from consolidated operations before income taxes	$70.7	$70.8	$146.6	$136.8
Income taxes	23.8	21.8	45.2	41.7
Effective tax rate	33.7%	30.8%	30.8%	30.5%

The effective tax rate for the three months ended May 31, 2009 includes an increase of $1.5 million for a discrete adjustment for taxes in prior years. With a favorable adjustment recorded in the first quarter of 2009, our effective tax rate for the first half of 2009 includes $1.2 million in net discrete tax benefits. The effective tax rate for the first six months of 2008 includes $0.7 million in discrete tax benefits, mostly for the reduction of accruals recorded for the settlement of state tax audits.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008

Income from unconsolidated operations	$3.8	$4.3	$7.0	$9.7

Income from unconsolidated operations for the three and six months ended May 31, 2009 decreased compared to the same periods in 2008. This is mainly from our joint venture in Mexico, which was unfavorably impacted in the first half of 2009 by the stronger U.S. dollar and higher soybean oil cost. Soybean oil is a main ingredient for mayonnaise, which is the leading product for this joint venture. Both soybean oil costs and the exchange rates between the U.S. dollar and Mexican peso have stabilized in the most recent period.

The following table outlines the major components of the change in diluted earnings per share from 2008 to 2009:

	Three months ended May 31,	Six months ended May 31,
2008 Earnings per share – diluted	$0.41	$0.80
Restructuring charges	(0.06)	(0.04)
Higher operating income	0.06	0.11
Higher interest expense/lower interest income	(0.01)	(0.03)
Lower unconsolidated income	—	(0.02)
Higher tax rate	(0.02)	—

2009 Earnings per share – diluted	$0.38	$0.82

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008

Net sales	$435.1	$417.5	$855.7	$827.9
Percent growth	4.2%		3.4%
Operating income excluding restructuring charges	71.7	55.8	145.9	122.7
Operating income margin, excluding restructuring charges	16.5%	13.4%	17.1%	14.8%

The 4.2% increase in sales in the second quarter of 2009 as compared to the second quarter of 2008 included an unfavorable impact of 7.4% from foreign currency rates. Excluding the foreign currency impact, we grew sales 11.6%. We realized a 3.5% increase in sales due to pricing. Volume and product mix added another 8.1% to sales, including an 8.7% increase from acquisitions.

In the Americas, sales increased 16.1% in the second quarter of 2009, compared to the second quarter of 2008, including a 2.5% decrease due to unfavorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 18.6%. Volume and product mix added 14.8% (which includes 13.3% from our Lawry’s acquisition), while pricing contributed 3.8% to sales growth. Pricing this quarter reflected a general price increase taken early in 2009 which was partially offset by a step up in our coupon activity in the second quarter.

The double digit increase in volume and product mix was due to a number of factors. The integration of our Lawry’s acquisition is nearly complete. For the Lawry’s brand, we have achieved good retail placement for our new products and initial consumer response to our marketing support has led to strong sales growth. Sales volume of our dry seasoning mixes also grew at a double-digit pace in the second quarter. This is being driven by a revitalization program that includes product reformulation with more natural ingredients, improved packaging and incremental marketing support. These convenient and affordable products fit well with the way consumers are currently shopping and preparing meals. We also had double-digit increases in sales of Grill Mates in the U.S. and LaGrille in Canada.

Finally, unit volumes of spices and seasonings rose in the second quarter as retail inventory reductions abated and the Easter holiday drove sales of extracts and other branded products. While private label growth is slightly outpacing the increase in our branded sales, it is gaining greater share from the other brands on the store shelf. Partially offsetting these positive factors were lower sales of premium gourmet items.

Second quarter 2009 sales in EMEA decreased 20.6% compared to the second quarter of 2008. Excluding the impact of unfavorable foreign exchange rates, sales decreased 3.4%. Following a 1.7% increase in the first quarter, our consumer sales in EMEA are down 0.8% through the first half of 2009 compared to the same period last year. Pricing actions taken in the fourth quarter of 2008 added 3.3% to second quarter sales.

The retail environment in the U.K. continues to be challenging and affected our second quarter sales in this market. We are encouraged that category sales remain positive and appear to be benefiting from the trend toward eating at home. We are directing our marketing support to emphasize the value of our brands to consumers with an aggressive increase of promotion and couponing in the U.K.

Our sales volumes in France rose again this quarter, and included the benefit of new distribution of our Ducros brand with a value-priced retailer. Our Vahine line of dessert products continues to perform well in France as more consumers cook at home.

Across our markets in Europe, we are also communicating a health message for our super spices and herbs and have launched our freshness program to drive volume.

In the Asia/Pacific region, sales decreased 6.3% in the second quarter of 2009, compared to the second quarter of 2008, with a 14.5% decrease coming from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 8.2% with pricing adding 0.9% and an increase of 7.3% coming from higher volume and product mix. In China, we have launched several new products and expanded distribution of our brand into 10 additional cities in 2009, bringing the total to 56 cities. This is in addition to distribution gains underway in 1,500 additional street markets this year. In Australia, our other major market, we continue to have success with sales of slow cooker seasonings which have increased with the beginning of this year’s winter season.

For the six months ended May 31, 2009, sales from McCormick’s consumer business increased 3.4% compared to the same period last year. Higher volume (including acquisitions), price and product mix added 10.4%, while unfavorable foreign exchange rates decreased sales by 7.0%.

Second quarter 2009 operating income excluding restructuring charges for our consumer business increased $15.9 million, or 28.5%. This was well above the 4.2% increase in sales due to improved margins from cost reductions, the integration of Lawry’s with minimal incremental expense and reductions in incentive compensation expense and stock-based compensation expense. These improvements have raised our operating income margin to 16.5%.

In the second quarter of 2009, we recorded $6.6 million of restructuring charges in the consumer business, compared to $4.7 million in restructuring credits for the same period of 2008. The restructuring charges in the second quarter of 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands. The restructuring credits in the second quarter of 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.K. These restructuring charges were offset by a credit related to the disposal of assets. This credit was the result of an $8.4 million gain recorded on disposal of our Salinas manufacturing facility.

For the six months ended May 31, 2009, operating income excluding restructuring charges for the consumer business increased 18.9% compared to the same period of 2008. The growth in operating income was mostly the result of improved sales mix, cost reductions and the integration of Lawry’s with minimal incremental expense.

During the six months ended May 31, 2009, we recorded $6.8 million of restructuring charges in the consumer business, compared to $2.2 million in restructuring credits for the same period of 2008. The restructuring charges in 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the U.S. and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a credit related to the disposal of assets. This credit was the result of an $8.4 million gain recorded on disposal of our Salinas manufacturing facility.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
(in millions)	2009	2008	2009	2008
Net sales	$322.2	$346.6	$620.1	$660.2
Percent increase (decrease)	(7.0)%		(6.1)%
Operating income excluding restructuring charges	17.7	21.6	33.8	36.0
Operating income margin, excluding restructuring charges	5.5%	6.2%	5.5%	5.5%

The second quarter sales decrease of 7.0% versus the second quarter of 2008 includes an unfavorable foreign exchange rate impact of 9.5%. Excluding this impact of foreign currency, we grew sales 2.5%. Higher pricing added 5.7% to sales, while volume and product mix lowered sales by 3.2%. This 3.2% decrease was net of incremental sales from acquisitions (food service sales of the Lawry’s brand) which added 1.4%.

In the Americas, sales grew 0.8%, but increased 5.6% excluding the impact from unfavorable foreign exchange rates. Compared to last year, we are still experiencing some higher material costs and continue to recover those costs with our pass-through pricing mechanisms for this business, which added 6.1% in the second quarter. Volume and product mix was down slightly by 0.5%.

Sales in the Americas this quarter include a 2.1% increase from the Lawry’s acquisition. Also sales of snack seasonings were higher and several new seasoning products for quick service restaurants were introduced this quarter. These increases were offset in part by lower sales of bulk spices and other food ingredients and weak sales to food service distributors which service higher end restaurants in addition to smaller operators and institutions.

In EMEA, industrial sales declined 28.3%, but were only down 3.2% excluding the impact from unfavorable foreign exchange rates. The impact of currency exchange rates, at 25.1%, was particularly significant as this business is largely based in the U.K. As in the Americas, pricing was an important component of our sales growth in this region, adding 7.1% this quarter. This mostly offset a 10.3% decline in volume and product mix which resulted from lower sales to U.K. food service customers. These lower sales were due to the bankruptcy of our primary U.K. food service distributor, as well as a general slow-down in consumers eating out. This bankruptcy occurred in May and we have responded quickly. We are currently supplying our spices and seasonings directly to many of our major customers. In contrast to the decline in sales to food service distributors, we grew sales of customized products to quick service restaurants and other customers in the second quarter. As in the Americas, consumers who chose to eat out are seeking relative value compared to other restaurant formats.

In the Asia/Pacific region, industrial sales decreased 14.7% in the second quarter of 2009 compared to the second quarter of 2008, which included an unfavorable foreign exchange rate impact of 8.4%. Excluding this impact of foreign currency, sales declined 6.3% due to lower volume and product mix. Solid growth in this market in the first quarter was followed by a second quarter decline, which occurred primarily in China. In the second quarter of 2008, restaurant customers in China began to promote heavily around the Olympics which lifted sales for a number of our products, creating a tough comparison for this year.

We remain excited about our long-term prospects for industrial growth in China, even though the pace may moderate a bit given the current economy.

For the six months ended May 31, 2009, total industrial sales decreased 6.1% compared to the same period last year, including a decrease of 9.7% from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 3.6% from favorable pricing, product mix and volumes.

In the second quarter of 2009, industrial business operating income excluding restructuring charges decreased 18.1%, compared to the second quarter of 2008. This decrease was well below the 7.0% decrease in sales due to the $7.0 million of expenses related to the bankruptcy of a U.K. food service distributor. Excluding these costs, operating income excluding restructuring charges would have been up. This was mainly driven by a positive sales mix and cost reductions.

In the second quarter of 2009, $0.3 million of restructuring charges were recorded in the industrial business, compared to $1.6 million in the second quarter of 2008. The charges in the second quarter of 2009 include severance costs related to administrative personnel in Europe. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe.

For the six months ended May 31, 2009, operating income excluding restructuring charges for the industrial business decreased 6.1% compared to the same period of 2008. The decrease includes expenses related to the bankruptcy of a U.K. food service distributor. Excluding these costs, operating income excluding restructuring charges would have been up. This was mainly driven by improved margins from our Comprehensive Continuous Improvement program and cost controls, including the integration of Lawry’s with minimal incremental expense.

During the six months ended May 31, 2009, $0.5 million of restructuring charges were recorded in the industrial business, compared to $3.0 million for the same period of 2008. The charges in 2009 include severance costs and other exit costs related to the reorganization of distribution networks in the U.K and administrative personnel in Europe. The charges in 2008 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe.

ACQUISITIONS

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

On July 31, 2008, we completed the purchase of the assets of the Lawry’s business from Conopco, Inc., an indirect subsidiary of Unilever N.V. Lawry’s manufactures and sells a variety of marinades and seasoning blends under the well-known “Lawry’s” brand in North America. The acquisition included the rights to the brands as well as related inventory and a small number of dedicated production lines. It did not include any manufacturing facilities or employees. The annual sales of this business were approximately $150 million at the time of acquisition. The distribution of Lawry’s sales is approximately 90% to our consumer segment and 10% to our industrial segment.

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

We are accounting for the acquisition of Lawry’s as a purchase of a business. Under the purchase method of accounting, the assets and liabilities of Lawry’s are recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. The excess purchase price over the estimated fair value of the tangible net assets purchased was $605.7 million. The allocation of the purchase price is currently based on preliminary estimates, subject to revision after appraisals have been finalized. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities, including goodwill and other intangible assets. As of May 31, 2009, $202.0 million was allocated to other intangible assets and $403.7 million to goodwill. The significant amount of goodwill is due to the profitability of the Lawry’s business and our plans to grow this business and achieve synergies during the integration process. We expect the final valuation, to be completed in our third quarter, to result in a value for brands and other intangible assets, a portion of which will be amortizable and a portion of which will be non-amortizable. We have included an estimate of intangible asset amortization in our income statement since the date of acquisition. For tax purposes, goodwill resulting from the acquisition is deductible.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support would have been different under our ownership. In the first year of operations after the acquisition of Lawry’s and disposal of Season-All, we project net incremental revenues of approximately $130 million with an accretion to earnings per share of approximately $.08 to $.10 on a fully diluted basis. Net sales for the three and six months ended May 31, 2009 from this acquisition were $41.3 million and $71.6 million, respectively.

In February, 2008, we purchased Billy Bee Honey Products Ltd. (Billy Bee) for $76.4 million in cash, a business which operates in North America and is primarily included in our consumer segment from the date of acquisition. Billy Bee markets and sells under the “Billy Bee” brand. The annual sales of this business were approximately $35.0 million at the time of acquisition and include branded, private label and industrial products.

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

RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. As of May 31, 2009 the majority of our restructuring program had been completed, although certain parts are still underway and will be completed later in 2009.

The restructuring plan has reduced complexity and increased the organizational focus on growth opportunities in both the consumer and industrial businesses. We are projecting up to $58 million of annual cost savings by the end of 2009. By the end of 2010, following a full year completion of all restructuring projects, we are projecting annual cost savings of $66 million. In 2006, we realized $10 million of annual cost savings, and an additional $35 million in 2007 and an additional $11 million in 2008. This has improved margins and increased earnings per share, offset higher costs, as well as allowed us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are reflected in both cost of sales and selling, general and administrative expenses in the income statement.

Total pre-tax charges under this restructuring plan are estimated to be $125 million with approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, approximately $97 million will consist of severance and other personnel costs and approximately $50 million of other exit costs. Asset write-offs are to be approximately $13 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006.

Restructuring charges to date include $10.7 million recorded in 2005, $50.4 million recorded during 2006 (including the gain on Signature), $34.8 million recorded in 2007 and $16.6 million recorded in 2008. In the three months and six months ended May 31, 2009, we recorded $6.9 million and $7.3 million, respectively, of restructuring charges. We expect to incur a total of approximately $11 million in charges for 2009. For the total plan, the cash related portion of the charges is expected to be approximately $105 million. After offsetting the $14.4 million net cash received from the Salinas sale in April, 2008 and $9.2 million in net cash received from the redemption of Signature, total cash spent to date was $90.0 million. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures will be related to employee severance. The actions being taken are expected to reduce approximately 1,325 positions by the conclusion of the plan. Of the expected position reductions, 1,270 positions have been eliminated as of May 31, 2009. From inception of the project in November 2005, we have incurred $119.8 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the three months ended May 31, 2009, we recorded $3.2 million of severance costs and $0.5 million of other exit costs related to the consolidation of production facilities in Europe. We also recorded $3.2 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands.

During the six months ended May 31, 2009, we recorded $3.2 million of severance costs and $0.9 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. We also recorded $3.2 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands.

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

During the six months ended May 31, 2008, we recorded $3.1 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and Canada. In addition, we recorded $4.7 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a $7.0 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility.

During the six months ended May 31, 2009 and 2008, we spent $5.9 million and received $4.7 million, respectively, in cash on the restructuring plan. The cash received in 2008 includes $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward contracts was an unrealized gain of $0.2 million as of May 31, 2009, compared to an unrealized loss of $2.2 million as of May 31, 2008 and an unrealized gain of $7.1 million as of November 30, 2008. The notional value of our portfolio of forward and option contracts was $68.4 million as of

May 31, 2009, compared to the $60.9 million notional value as of May 31, 2008 and the $64.9 million notional value as of November 30, 2008. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of May 31, 2009, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. This compares to $150 million notional value of interest rate swap contracts outstanding as of November 30, 2008. The fair value of our interest rate swaps was a $14.0 million gain as of May 31, 2009, compared to a $15.6 million gain as of November 30, 2008. The change in fair values is due to changes in interest rates and the reduction in notional value of interest rate swap contracts.

Commodity Risk

We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, soybean oil, wheat, capsicums (red peppers and paprika), onion and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We have not used derivatives to manage the volatility related to commodity risk.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2009, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2008.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2009	2008
	(in millions)
Net cash provided by operating activities	$96.7	$92.7
Net cash used in investing activities	(36.2)	(103.2)
Net cash (used in) provided by financing activities	(88.3)	4.2

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

Operating Cash Flow – The increase in operating cash flow is driven by more effective management of working capital items, such as inventory, in the first half of 2009 as compared to the first half of 2008. Payments for income taxes were less in the first six months of 2009 as compared to those made in the prior year. These increases were partially offset by $23 million in contributions made to our major U.S. pension plan during the six months ended May 31, 2009. In June 2009, we made $12 million in contributions to our major U.S. pension plan. We did not make any contributions to our major U.S. pension plan in 2008 as we were in an overfunded status as of November 30, 2007.

Investing Cash Flow – The decrease in cash flow used for investing is due to the fact that we had no business acquisitions in the first six months of 2009. In the first six months of 2008, we spent $76.4 million for the acquisition of Billy Bee. We spent $36.6 million on capital expenditures in the first six months of 2009, compared to $40.2 million for the same period last year. We also received $14.8 million in proceeds from the sale of our Salinas plant in 2008. Capital expenditures for fiscal year 2009 are expected to be approximately $90 million.

Financing Cash Flow – The decrease in cash flow provided by financing activities when compared to the prior year is primarily due to a change in the need for net borrowings (short and long-term).

During the first six months of 2009 we repaid net borrowings of $32.9 million, as opposed to the first six months of 2008 when we increased net borrowings by $42.0 million. In 2009, we repaid $50 million of long term debt. In 2008, we borrowed $250 million ($248.3 million in net proceeds) to repay $150 million of debt that matured during the first quarter and repaid short-term debt with the remainder (see Note 9 of the financial statements).

There were no shares repurchased during the six months ended May 31, 2009 and May 31, 2008. As of May 31, 2009, $39 million remained of the $400 million share repurchase authorization. The amount of share repurchases in 2009 are expected to be less than in 2008 and preceding years as we are using excess cash flow to reduce the debt related to the Lawry’s acquisition.

During the six months ended May 31, 2009, we received proceeds of $7.2 million from exercised options compared to $18.7 million in the same period in the prior year. We increased dividends paid to $62.6 million for the six months ended May 31, 2009 compared to $56.5 million in the same period last year. Dividends paid in the first quarter of 2009 were declared on November 25, 2008.

Our ratio of debt-to-total capital (total capital includes debt and shareholders’ equity) was 48.9% as of May 31, 2009, up from 38.2% at May 31, 2008 and down from 54.0% at November 30, 2008. The increase in debt-to-total capital at May 31, 2009 as compared to May 31, 2008 is primarily due to the additional short-term and long-term borrowings to finance the acquisition of businesses in 2008, coupled with a decrease in total stockholders’ equity due to the effect of foreign currency translation adjustments. The decrease in debt-to-total capital at May 31, 2009 as compared to November 30, 2008 is primarily due to an increase in total stockholders’ equity, which is mostly from higher foreign currency translation adjustments caused by a weakening of the U.S. dollar. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2009 and May 31, 2008 was $527.8 million and $237.6 million, respectively. Total average debt outstanding for the six months ended May 31, 2009 and May 31, 2008 was $1,430.7 million and $957.4 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2009, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $31 million, inventory of approximately $23 million, goodwill of approximately $79 million and other comprehensive income of approximately $174 million since May 31, 2008. At May 31, 2009, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and

Australian dollar were higher than at November 30, 2008. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $24 million, inventory of approximately $16 million, goodwill of approximately $66 million and other comprehensive income of approximately $119 million since November 30, 2008.

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

Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, and capital expenditures. In the past we have also used this cash to make share repurchases, however we are currently using operating cash flow to pay down debt incurred in the Lawry’s acquisition before we consider resumption of our share repurchase program. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund seasonal working capital needs and other general corporate requirements. We generally use these facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. The facilities are made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which would reduce our ability to grow through funding of seasonal working capital.

We are currently in communication with our banks regarding our $250 million revolving credit facility due to expire in July 2009. We are exploring the amendment of this facility at amounts necessary to meet our future funding requirements. While these discussions have not been finalized at the time of the filing this document, we believe that the likelihood of this facility not being extended is remote.

We engage in regular communication with all of the banks participating in our revolving credit facilities. During these communications none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. The assets in our pension plans have been significantly reduced by fluctuations in the capital markets in 2008, which has increased the amount of funding necessary for our pension plans. We estimate that total contributions to our pension plans in 2009 are expected to be in a range from $55 to $60 million, which compares to $15.6 million of contributions in 2008. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACCOUNTING AND DISCLOSURE CHANGES

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on providing disclosures about plan assets of an employer’s defined benefit pension plan. This will be effective for our year ending November 30, 2010.

In March 2008, the FASB issued a standard intended to improve financial reporting by requiring disclosures about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under current standards; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We began making these new disclosures in the first quarter of 2009 (see Note 9 for further details).

In December 2007, the FASB issued a standard that outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent company (sometimes referred to as minority interests). This new accounting pronouncement is effective for our first quarter of 2010 and we do not expect any material impact on our financial statements from adoption.

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any minority interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. It is effective for us for acquisitions made after November 30, 2009. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements, however, its implementation may have a material impact on our financial statements for businesses we acquire post-adoption.

In September 2006, the FASB issued a standard that requires us to (a) record an asset or a liability on our balance sheet for our pension plans’ overfunded or underfunded status (b) record any changes in the funded status of our pension and postretirement plans in the year in which the changes occur (reported in comprehensive income) and (c) measure our pension and postretirement assets and liabilities at November 30 versus our current measurement date of September 30. We complied with the requirement to record the funded status and provided additional disclosures with our financial statements for our year ended November 30, 2007. Effective with our first quarter of 2009 financial statements, we complied with the portion of the standard to eliminate the difference between our plans’ measurement date and our November 30 fiscal year-end. The standard provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. We elected to apply the transition option under which a 14-month measurement period (from September 30, 2008 through November 30, 2009) was used to determine our 2009 fiscal year pension expense. Because of the 14-month measurement period, we recorded a $2.3 million ($1.5 million, net of tax) decrease to retained earnings with a corresponding increase to other long-term liabilities effective December 1, 2008.

In September 2006, the FASB issued a standard that defines fair value and provides guidance for measuring fair value and the necessary disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with this standard. We adopted this standard for financial assets and liabilities in the first quarter of 2008 and we adopted it for non-financial assets and liabilities in the first quarter of 2009 (see Note 10 for further details). Additional pronouncements have been issued by the FASB providing guidance and clarification on measuring fair value. There were no material effects upon adoption of this new accounting pronouncement on our financial statements and we do not expect any material impact on our financial statements from the additional pronouncements when they become effective.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, in addition to the other information set forth in this report, are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Non-Voting Common Stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

The Deterioration of Credit and Capital Markets May Adversely Affect our Access to Sources of Funding.

We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our seasonal working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. The Company engages in regular communication with all of the banks participating in our revolving credit facilities. During these communications none of the banks have indicated that they may be unable to perform on their commitments. In addition, management periodically reviews our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, management believes the likelihood of one of our banks not performing on its commitment is remote.

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

(a) The Company held its Annual Meeting of stockholders on March 25, 2009.

(b) Response included below in (c).

(c)

1. The following individuals were elected by the stockholders to the Board of Directors by the votes indicated.

Name	Votes For	Votes Against	Abstentions
John P. Bilbrey	10,761,421	119,098	28,485
James T. Brady	10,782,358	98,323	28,323
J. Michael Fitzpatrick	10,787,887	94,664	26,453
Freeman A. Hrabowski, III	10,771,976	105,425	31,603
Michael D. Mangan	10,769,463	107,554	31,987
Joseph W. McGrath	9,725,159	1,159,748	24,097
Margaret M.V. Preston	10,777,579	105,900	25,525
George A. Roche	10,769,658	108,317	31,029
William E. Stevens	10,779,203	104,899	24,902
Alan D. Wilson	10,780,613	104,038	24,353

There were no broker non-votes with respect to the election of directors.

2. The stockholders approved the 2009 Employees Stock Purchase Plan by a vote of 9,699,673 for and 92,317 votes against, with 34,795 abstentions and 1,082,219 broker non-votes.

3. The stockholders ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for 2009 by a vote of 10,784,443 votes for and 104,587 votes against, with 19,974 abstentions and no broker non-votes.

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

	(i)	McCormick’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to McCormick’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein. The

Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2005, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

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

(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8 filed with the Securities and Exchange Commission on November 28, 2008.*

(x)	The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

(xi)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

(xii)	Asset Purchase Agreement, dated November 13, 2007, between McCormick and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 16, 2007.

(xiii)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009, which is incorporated by reference from Exhibit 10(xiii) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: July 9, 2009	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: July 9, 2009	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller