Form 10-Q
period 2009-08-31
MCCORMICK & CO INC
filed 2009-10-08
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 2009

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding August 31, 2009

Common Stock	12,384,704

Common Stock Non-Voting	118,510,979

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008
Net sales	$791.7	$781.6	$2,267.5	$2,269.7
Cost of goods sold	472.7	473.2	1,362.0	1,377.6

Gross profit	319.0	308.4	905.5	892.1

Selling, general and administrative expense	201.5	212.9	608.3	639.6
Restructuring charges	.9	2.6	8.2	1.7

Operating income	116.6	92.9	289.0	250.8

Interest expense	12.8	12.8	40.2	40.3
Other income, net	(.3)	(10.0)	(1.8)	(16.4)

Income from consolidated operations before income taxes	104.1	90.1	250.6	226.9

Income taxes	32.1	26.8	77.2	68.5

Net income from consolidated operations	72.0	63.3	173.4	158.4

Income from unconsolidated operations	3.1	5.3	10.1	15.0

Net income	$75.1	$68.6	$183.5	$173.4

Earnings per common share – basic	$0.57	$0.53	$1.40	$1.35

Average shares outstanding – basic	130.9	129.3	130.6	128.7

Earnings per common share – diluted	$0.57	$0.52	$1.39	$1.32

Average shares outstanding – diluted	132.4	132.3	132.1	131.6

Cash dividends paid per common share	$0.24	$0.22	$0.72	$0.66

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	August 31, 2009	August 31, 2008	November 30, 2008
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27.9	$30.3	$38.9
Trade accounts receivables, net	328.6	388.3	380.7
Inventories
Finished products	245.8	239.9	230.7
Raw materials and work-in-process	201.6	222.4	208.3

	447.4	462.3	439.0
Prepaid expenses and other current assets	116.5	99.1	109.7

Total current assets	920.4	980.0	968.3

Property, plant and equipment	1,102.8	1,051.5	1,010.3
Less: accumulated depreciation	(630.1)	(574.9)	(549.2)

Total property, plant and equipment, net	472.7	476.6	461.1

Goodwill, net	1,450.2	1,328.3	1,230.2
Intangible assets, net	235.7	419.7	374.8
Prepaid allowances	36.5	42.0	32.9
Investments and other assets	190.9	183.7	153.0

Total assets	$3,306.4	$3,430.3	$3,220.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$273.7	$422.9	$303.1
Current portion of long-term debt	14.9	50.6	50.9
Trade accounts payable	238.5	249.2	266.1
Other accrued liabilities	327.2	334.4	414.0

Total current liabilities	854.3	1,057.1	1,034.1

Long-term debt	870.9	878.2	885.2
Other long-term liabilities	249.5	279.8	245.7

Total liabilities	1,974.7	2,215.1	2,165.0

Shareholders’ Equity
Common stock	231.4	224.8	223.1
Common stock non-voting	376.8	353.3	358.7
Retained earnings	542.3	403.3	425.4
Accumulated other comprehensive income	181.2	233.8	48.1

Total shareholders’ equity	1,331.7	1,215.2	1,055.3

Total liabilities and shareholders’ equity	$3,306.4	$3,430.3	$3,220.3

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Nine months ended
	August 31,	August 31,
	2009	2008
Cash flows from operating activities
Net income	$183.5	$173.4
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	69.6	64.6
Losses/(Gains) on asset sales	.2	(21.3)
Stock-based compensation	10.5	15.0
Income from unconsolidated operations	(10.1)	(15.0)
Changes in operating assets and liabilities	(68.3)	(112.8)
Dividends from unconsolidated affiliates	9.7	11.4

Net cash flow provided by operating activities	195.1	115.3

Cash flows from investing activities
Acquisition of business	—	(696.8)
Capital expenditures	(53.8)	(56.7)
Net proceeds from sale of Season-All	—	14.0
Proceeds from sale of property, plant and equipment	.5	14.8

Net cash flow used in investing activities	(53.3)	(724.7)

Cash flows from financing activities
Short-term borrowings, net	(29.2)	524.4
Long-term debt borrowings	—	255.0
Long-term debt repayments	(50.2)	(150.3)
Proceeds from exercised stock options	13.7	47.6
Common stock acquired by purchase	—	(9.3)
Dividends paid	(94.0)	(85.5)

Net cash flow (used in) provided by financing activities	(159.7)	581.9

Effect of exchange rate changes on cash and cash equivalents	6.9	11.9

Decrease in cash and cash equivalents	(11.0)	(15.6)
Cash and cash equivalents at beginning of period	38.9	45.9

Cash and cash equivalents at end of period	$27.9	$30.3

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

The results of consolidated operations for the three and nine month periods ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year. Historically, our consolidated sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in sales, earnings and cash flow from operations in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2008.

Accounting and Disclosure Changes

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance regarding subsequent events (events or transactions occurring after the balance sheet date but before issuance of our financial statements). This new accounting pronouncement is effective for our third quarter of 2009 and we have evaluated subsequent events through October 8, 2009, the date these financial statements were issued.

In December 2008, the FASB issued guidance on providing disclosures about plan assets of an employer’s defined benefit pension plan. This will be effective for our year ending November 30, 2010.

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any minority interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. It is effective for us for acquisitions made after November 30, 2009 and its implementation may have a material impact on our financial statements for businesses we acquire post-adoption.

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

In September 2006, the FASB issued a standard that defines fair value and provides guidance for measuring fair value and the necessary disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In line with the requirements, we adopted this standard for financial assets and liabilities in the first quarter of 2008 and we adopted

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

it for non-financial assets and liabilities in the first quarter of 2009 (see Note 10 for further details). Additional pronouncements have been issued by the FASB providing guidance and clarification on measuring fair value. There were no material effects upon adoption of this new accounting pronouncement on our financial statements and we do not expect any material impact on our financial statements from the additional pronouncements when they become effective.

Reclassifications

Other receivables of $41.5 million and $34.0 million have been reclassified from Trade accounts receivable, net to Prepaid expenses and other current assets on our August 31, 2008 and November 30, 2008 consolidated balance sheets, respectively to conform to the current year presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

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

During the quarter ending August 31, 2009, we completed the final valuation of assets for Lawry’s which resulted in $9.4 million

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

being allocated to tangible net assets, $62.4 million allocated to other intangibles assets and $543.2 million allocated to goodwill. This final valuation reflects a $135.5 million transfer from brands and other intangible assets to goodwill from the preliminary valuation recorded in July 2008. The resulting change to amortization expense was not material. The value for brands and other intangible assets consists of $14.4 million which is amortizable and $48.0 million which is non-amortizable. The applicable amortization expense is included in the income statement. The weighted average amortization period for the amortizable intangible assets is 23.8 years. For tax purposes, goodwill resulting from the acquisition is deductible.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support would have been different under our ownership. Net sales for the three and nine months ended August 31, 2009 from this acquisition were $27.1 million and $98.7 million, respectively. Net sales for the three and nine months ended August 31, 2008 from this acquisition were $12.4 million.

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

3. EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008
Average shares outstanding – basic	130.9	129.3	130.6	128.7

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.5	3.0	1.5	2.9

Average shares outstanding – diluted	132.4	132.3	132.1	131.6

The following table sets forth the stock options and employee stock purchase plans for the three and nine months ended August 31, 2009 and 2008 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Anti-dilutive securities	4.5	1.0	4.3	3.3

The following table sets forth the common stock activity for the three and nine months ended August 31, 2009 and 2008 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Shares issued under stock option and employee stock purchase plans and RSUs	.2	1.2	.8	2.4
Shares repurchased in connection with the stock repurchase program	—	.2	—	.2

As of August 31, 2009, $39 million remained of the $400 million share repurchase authorization.

4. COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Net income	$75.1	$68.6	$183.5	$173.4
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax of $- and ($0.6), for the three months ended, respectively, and $— and ($1.3), for the nine months ended, respectively	(.3)	3.6	(1.9)	5.6
Foreign currency translation adjustments	20.4	(90.5)	139.0	(37.9)
Derivative financial instruments, net of tax of $0.2 and ($2.9) for the three months ended, respectively, and $1.6 and ($3.1) for the nine months ended, respectively	(.5)	5.4	(3.9)	5.9

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive income	$94.7	$(12.9)	$316.7	$147.0

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	August 31,	August 31,	November 30,
	2009	2008	2008

Foreign currency translation adjustment	$245.2	$308.7	$106.2
Unrealized gain on foreign currency exchange contracts	.3	0.8	4.8
Unamortized value of settled interest rate swaps	(6.2)	(7.0)	(6.8)
Pension and other postretirement costs	(58.1)	(68.7)	(56.1)

Accumulated other comprehensive income	$181.2	$233.8	$48.1

5. PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31 (in millions):

	United States		International
	2009	2008	2009	2008
Defined benefit plans
Service cost	$2.1	$2.7	$1.2	$1.5
Interest costs	7.0	6.5	2.7	3.0
Expected return on plan assets	(7.0)	(6.6)	(3.1)	(3.2)
Amortization of prior service costs	—	—	.1	.1
Recognized net actuarial loss	.2	1.2	—	.5

Total pension expense	$2.3	$3.8	$.9	$1.9

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31 (in millions):

	United States		International
	2009	2008	2009	2008
Defined benefit plans
Service cost	$6.3	$8.0	$3.4	$4.6
Interest costs	20.9	19.6	7.6	8.9
Expected return on plan assets	(21.0)	(19.8)	(8.6)	(9.5)
Amortization of prior service costs	.1	—	.2	.2
Recognized net actuarial loss	.7	3.6	—	1.6

Total pension expense	$7.0	$11.4	$2.6	$5.8

During the three and nine months ended August 31, 2009, we made $12 million and $35 million, respectively, in contributions to our major U.S. pension plan. During the three and nine months ended August 31, 2008, we did not make any contributions to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. For the nine months ended, we have made $53.8 million in

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

contributions to our U.S. and international pension plans. We estimate that total contributions to our pension plans in the fourth quarter of 2009 will be approximately $5 million. Therefore, our total estimated pension contributions for 2009 are expected to be approximately $59 million. Total contributions to our pension plans in fiscal year 2008 were $15.6 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008
Other postretirement benefits
Service cost	$.8	$.9	$2.4	$2.6
Interest costs	1.7	1.6	5.0	4.8
Amortization of prior service costs	(.9)	(.3)	(2.7)	(1.0)
Amortization of (gains)/losses	(.1)	.2	(.3)	.7
Curtailment	—	—	(.3)	—

Total other postretirement expense	$1.5	$2.4	$4.1	$7.1

6. STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Stock-based compensation expense	$2.7	$3.1	$10.5	$15.0

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

	2009	2008

Risk-free interest rates	0.2 - 2.7%	1.4 - 3.6%
Dividend yield	3.2%	2.3%
Expected volatility	24.9%	18.7 - 24.7%
Expected lives	6.2	6.1

As of August 31, 2009 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $64.4 million and the intrinsic value for all options exercisable was $61.1 million. The total intrinsic value of all options exercised was as follows (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008
Total intrinsic value for all options exercised	$2.7	$28.7	$7.9	$50.9

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of all option activity for the nine months ended August 31:

	2009		2008
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	11.9	$28.33	14.2	$26.38
Granted	1.2	29.89	.6	37.58
Exercised	(0.7)	20.34	(2.7)	20.24
Forfeited	(0.1)	35.24	—	—

Outstanding at end of August	12.3	28.81	12.1	28.29

Exercisable at end of August	10.5	$28.27	10.7	$27.18

The following is a summary of all of our RSU activity for the nine months ended August 31:

	2009		2008
(shares in thousands)	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value

Outstanding at beginning of period	370	$36.78	373	$36.47
Granted	223	29.89	279	37.58
Vested	(235)	36.40	(275)	35.81
Forfeited	(2)	33.70	(3)	37.38

Outstanding at end of August	356	$32.39	374	$37.78

7. RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. We estimate total pre-tax charges of approximately $125 million for this program. The segment breakdown of the total charges is to be approximately 65% related to the consumer segment and 35% related to the industrial segment. Of these charges, approximately $97 million will consist of severance and other personnel costs and approximately $50 million for other exit costs. Asset write-offs are to be approximately $13 million, exclusive of the $34 million pre-tax gain on the redemption of our Signature Brands, L.L.C. joint venture (Signature) recorded in 2006. The cash related portion of the charges will be approximately $105 million, of which approximately $17 million is expected to be spent in 2009, net of cash received for asset sales. The actions being taken are expected to reduce approximately 1,325 positions by the conclusion of the plan. As of August 31, 2009 the majority of our restructuring program had been completed. We expect the plan will be completed in 2009.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of restructuring activities (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Pre-tax restructuring charges
Other restructuring charges	$.9	$2.6	$8.2	$1.7
Recorded in cost of goods sold	—	.9	—	2.5

Reduction in operating income	.9	3.5	8.2	4.2
Income tax effect	(.2)	(1.1)	(2.5)	(1.3)

Reduction in net income	$.7	$2.4	$5.7	$2.9

During the three months ended August 31, 2009, we recorded $0.2 million of severance costs and $0.3 million of other exit costs related to the consolidation of production facilities in Europe. We also recorded $0.4 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands. Of the 1,325 positions expected to be reduced, 1,270 positions have been eliminated as of August 31, 2009.

From inception of the project in November 2005, we have incurred $120.7 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the nine months ended August 31, 2009, we recorded $3.4 million of severance costs and $1.2 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. We also recorded $3.6 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands.

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The business segment components of the restructuring charges recorded in 2009 and 2008 are as follows (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Consumer	$.7	$2.4	$7.5	$0.2
Industrial	.2	1.1	.7	4.0

Total restructuring charges	$.9	$3.5	$8.2	$4.2

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

Industrial: The restructuring charges in 2009 include severance costs and other exit costs related to the consolidation of production facilities and administrative personnel in Europe. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe.

During 2009 and 2008, the following cash was spent on our restructuring plan (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Total cash spent	$1.3	$4.7	$7.2	$0.1

The cash spent for the nine months ended August 31, 2008 includes $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008. From inception of the project in November 2005, $91.3 million in cash has been spent on the restructuring plan, including the $14.4 million cash received from the Salinas sale and $9.2 million cash received on redemption of our Signature investment in 2006.

The major components of the restructuring charges and the remaining accrual balance related to the restructuring plan are as follows (in millions):

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Severance and personnel costs	Asset related charges/ (credits)	Other exit costs	Total
Third Quarter 2009:

Balance at May 31, 2009	$7.6	$—	$1.1	$8.7
Restructuring charges	.2	.4	.3	.9
Amounts utilized	(1.0)	(.4)	(.2)	(1.6)

Balance at Aug 31, 2009	$6.8	$—	$1.2	$8.0

Nine months ended August 31, 2009:

Balance at Nov 30, 2008	$7.8	$—	$2.7	$10.5
Restructuring charges	3.4	3.6	1.2	8.2
Amounts utilized	(4.4)	(3.6)	(2.7)	(10.7)

Balance at Aug 31, 2009	$6.8	$—	$1.2	$8.0

Third Quarter 2008:

Balance at May 31, 2008	$5.2	$—	$.3	$5.5
Restructuring charges	1.0	1.0	1.5	3.5
Amounts utilized	(3.1)	(1.0)	(1.6)	(5.7)

Balance at Aug 31, 2008	$3.1	$—	$.2	$3.3

Nine months ended Aug 31, 2008:

Balance at Nov 30, 2007	$7.1	$—	$.4	$7.5
Restructuring charges/(credits)	4.1	(6.1)	6.2	4.2
Amounts utilized	(8.1)	6.1	(6.4)	(8.4)

Balance at Aug 31, 2008	$3.1	$—	$.2	$3.3

8. INCOME TAXES

There were no significant changes to the amount of unrecognized tax benefits during the three and nine months ended August 31, 2009. It is reasonably possible that the amount of the liability for unrecognized tax benefits (which was $28.6 million as of November 30, 2008) could change significantly during the next twelve months as a result of the resolution of previously filed tax returns in various jurisdictions. An estimate of the possible change cannot be determined at this time.

Income taxes for the three months ended August 31, 2009 include $1.6 million of net discrete tax benefits. There are $3.0 million of benefits from adjustments to prior year tax accruals based on

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

final tax return filings. This was partially offset by $1.4 million of a valuation allowance set up for certain deferred tax assets that may not be realized in future periods. Income taxes for the nine months ended August 31, 2009 include $2.8 million of net discrete tax benefits. There are $4.2 million of benefits from settlement of tax audits and adjustments to prior year tax accruals based on final tax return filings. This was partially offset by $1.4 million of a valuation allowance set up for certain deferred tax assets that may not be realized in future periods.

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

As of August 31, 2009, the maximum time frame for our foreign exchange forward contracts is 15 months. The net amount of other comprehensive income expected to be reclassified into income in the next 12 months is $0.9 million as a decrease to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current assets, noncurrent other assets, other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet as of August 31, 2009 (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest rate contracts	Other current assets	$100.0	$13.5		$—	$—

Foreign exchange forward contracts	Other current assets	106.0	1.4	Other accrued liabilities	25.7	1.1

Total		$206.0	$14.9		$25.7	$1.1

The following tables disclose the impact of derivative instruments on our financial operations for the three and nine months ending August 31, 2009 (in millions):

Derivative in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative and Hedged Items	Amount of Income or (Expense) Recognized in Income on Derivative
		For the three months ended 8/31/09	For the nine months ended 8/31/09

Interest rate contracts	Interest expense	$1.0	$2.9

Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (effective portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
	For the three months ended 8/31/09	For the nine months ended 8/31/09		For the three months ended 8/31/09	For the nine months ended 8/31/09	For the three months ended 8/31/09	For the nine months ended 8/31/09

Terminated interest rate contracts	—	—	Interest expense	(0.3)	(1.0)	—	—

Foreign exchange contracts	0.3	(2.2)	Cost of goods sold	1.4	5.0	**	**

Total	0.3	(2.2)		1.1	4.0	**	**

**	Amounts round down to zero.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amounts noted in the tables above for other comprehensive income (OCI) do not include any adjustments for the impact of deferred income taxes.

During the third quarter of 2009, we amended and extended our $250 million revolving credit facility, which expired in July 2009. The credit facility is with various banks for general business purposes and has been extended to July 2010. The amended and extended credit facility is for $150 million, but will be reduced to $100 million on December 31, 2009. Our current pricing under this new credit facility, on a fully drawn basis, is based on LIBOR plus a credit default index. The index’s lower limit is 1% and is capped at 2.5%. This credit facility is in addition to our $500 million facility which expires in July 2012.

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

	Fair Value as of 8/31/09	Fair Value Measurements at 8/31/09 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Assets

Cash and cash equivalents	$27.9	$27.9	$—	$—
Long-term investments	51.0	51.0	—	—
Interest rate derivatives	13.5	—	13.5	—
Foreign currency derivatives	1.4	—	1.4	—

Total	$93.8	$78.9	$14.9	$—

Liabilities

Long-term debt	$932.2	$—	$932.2	$—
Foreign currency derivatives	1.1	—	1.1	—

Total	$933.3	$—	$933.3	$—

The carrying values reported for cash and cash equivalents, long-term investments, interest rate derivatives and foreign currency derivatives approximate fair value. The carrying value of long-term debt is $885.8 million at August 31, 2009.

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quotations from various banks for similar instruments using models with market based inputs.

We also adopted the portion of the fair value standard for non-financial assets and liabilities in the first quarter of 2009. Other than the finalization of the Lawry’s asset valuation as disclosed in Note 2, we had no required fair value measurements for non-financial assets and liabilities in the first nine months of 2009 and no required additional disclosures upon adoption.

11. BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, specialty foods and flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the McCormick® brand and a variety

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of brands around the world, including Lawry’s®, Zatarain’s®, Simply Asia®, Thai Kitchen®, Ducros®, Vahine®, Silvo®, Schwartz®, Club House® and Billy Bee®. Our industrial segment sells to multinational food manufacturers and food service customers both directly and indirectly through distributors.

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

	Consumer	Industrial	Total
	(in millions)
Three months ended August 31, 2009
Net sales	$450.5	$341.2	$791.7
Restructuring charges	.7	.2	.9
Operating income excluding restructuring charges	89.0	28.5	117.5
Income from unconsolidated operations	2.4	.7	3.1

Three months ended August 31, 2008
Net sales	$443.0	$338.6	$781.6
Restructuring charges	2.4	1.1	3.5
Operating income excluding restructuring charges	75.1	21.3	96.4
Income from unconsolidated operations	3.2	2.1	5.3

	Consumer	Industrial	Total
	(in millions)
Nine months ended August 31, 2009
Net sales	$1,306.2	$961.3	$2,267.5
Restructuring charges	7.5	.7	8.2
Operating income excluding restructuring charges	234.9	62.3	297.2
Income from unconsolidated operations	6.8	3.3	10.1

Nine months ended August 31, 2008
Net sales	$1,270.9	$998.8	$2,269.7
Restructuring charges	.2	4.0	4.2
Operating income excluding restructuring charges	197.8	57.2	255.0
Income from unconsolidated operations	10.5	4.5	15.0

The following table is a reconciliation of operating income

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

excluding restructuring charges to operating income (in millions):

	Three months ended Aug 31, 2009	Three months ended Aug 31, 2008

Operating income excluding restructuring charges	$117.5	$96.4
Restructuring charges	.9	3.5

Operating income	$116.6	$92.9

	Nine months ended Aug 31, 2009	Nine months ended Aug 31, 2008

Operating income excluding restructuring charges	$297.2	$255.0
Less: Restructuring charges	8.2	4.2

Operating income	$289.0	$250.8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Improving Margins – Beginning in the latter part of 2007, our progress with margin improvement was hampered by an environment of volatile costs for many raw and packaging materials. However, we have begun to improve margins in recent quarters due to cost-savings programs, new capabilities and improved processes. We are also improving margins with the acquisition of strong consumer brands such as Lawry’s and the introduction of higher-margin, more value-added industrial products.

With the benefit of the Lawry’s acquisition and our Comprehensive Continuous Improvement (CCI) program, we expect to increase gross profit margin in 2009 at least 50 basis points. Under the CCI program each business unit develops cost reduction opportunities and sets specific goals. Our long-term goal is to continue to increase gross profit margin and to achieve a higher operating income margin.

Investing in the Business – We are investing in our consumer business with innovation, marketing and expanded distribution.

As an industry leader, McCormick brings innovative ideas to consumers. We are on the forefront of taste trends and develop an annual Flavor Forecast for the benefit of chefs, food editors, customers and consumers. Many of the new products currently being developed provide convenience, ethnic flavors and bold taste. Beginning in 2009, dry seasoning mixes, which have shown an increase in sales due to value pricing and convenience, now feature more natural ingredients and new packaging. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to conduct research on the health benefits of spices and herbs.

We are increasing our marketing support to drive growth of our brands. In 2008 our marketing support expenditures were 13% higher than in 2007 and were up 51% from 2003. Our goal in 2009 is to increase marketing support by at least $20 million over 2008 with three quarters of the increase due to the addition of the Lawry’s business.

We are expanding distribution through acquisitions. We are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India, China and Eastern Europe. In our developed markets, we are seeking consumer brands that deliver great flavor, meet a growing consumer trend and have a defensible niche position.

In 2008 and 2009, we also gained new distribution with value-priced retailers in the Americas and EMEA. In China, we are expanding distribution of our brand into 10 additional cities.

Increasing Sales and Profits – With the investments in our business, we have long-term annual objectives to grow sales 4 to

6% and increase earnings per share 9 to 11%. In the latter part of 2008 and into 2009, the global economy weakened considerably, which has led to a less certain environment. In addition to a more difficult economy, the dollar strengthened relative to 2008, which unfavorably impacted our net sales and profits from international operations. For fiscal year 2009, these factors have impacted our financial results which are projected to be above 2008 but below our long-term annual objectives.

Our business generates strong cash flow. Actions to grow profit and improve our working capital, as well as our cash conversion cycle, are designed to lead to higher levels of cash generation. We have a share repurchase program that has lowered our shares outstanding. Since early in 2008, the program has been curtailed while we pay down debt from the Lawry’s acquisition. We are also building shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 23 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2009	2008	2009	2008

Net sales	$791.7	$781.6	$2,267.5	$2,269.7
Percent increase (decrease)	1.3%		(.1)%
Gross profit	$319.0	$308.4	$905.5	$892.1
Gross profit margin	40.3%	39.5%	39.9%	39.3%

The sales increase of 1.3% for the third quarter includes a 5.0% unfavorable impact from foreign currency exchange rates. With a stronger dollar in the third quarter of 2009 when compared to 2008, exchange rates have had a negative effect on sales.

Excluding the foreign currency impact, we grew sales 6.3%. Approximately one half of the increase came from pricing actions and the other half from the combination of volume and product mix. The volume and product mix increase includes incremental sales from the Lawry’s acquisition, which added 3.5% to the quarter. This was largely offset by lower sales volumes and product mix in EMEA (Europe, Middle East and Africa region) for the quarter. The impact of Lawry’s includes the reduction in sales from the disposition of Season-All.

For the nine months ended August 31, 2009, the sales decrease of 0.1% versus the same period last year includes 7.1% from the unfavorable impact of foreign currency. The 7.0% increase excluding the foreign currency impact was due to pricing actions, along with favorable product mix and higher volumes, including a 4.7% increase from acquisitions.

Gross profit margin increased 0.8% and 0.6% for the third quarter and first nine months of the year, respectively. We have seen continued increases in our gross profit margin, driven by our move toward a more favorable business mix, including the addition of Lawry’s. Our margin improvement is also being driven by our CCI program, our restructuring actions and discretionary cost controls throughout our operations. Our increases thus far this year are ahead of the goal we set early in 2009 to increase gross profit margin at least 50 basis points.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2009	2008	2009	2008

Selling, general & administrative expense (SG&A)	$201.5	$212.9	$608.3	$639.6
Percent of net sales	25.5%	27.2%	26.8%	28.2%

The reduction in our SG&A as a percentage of net sales in the third quarter includes progress with our CCI program and cost controls. This reduction in SG&A was net of a $2.4 million increase in marketing support. The underlying decrease in SG&A reflects our efforts to manage expenses, improve productivity and integrate the Lawry’s business with minimal incremental operating expenses. Other factors favorably affecting SG&A this quarter were lower distribution costs and favorable benefit expenses. For the nine months ended August 31, 2009, our marketing support has increased by $13.1 million or 15% over the prior year and we have recorded $7.3 million of expenses related to the bankruptcy of a U.K. food service distributor. However, SG&A in total dollars and as a percentage of net sales decreased due to our CCI program and cost controls, as well as reductions in distribution costs and benefit expenses. As a percentage of net sales, the decrease in SG&A for the nine months ended August 31, 2009 is also due to the integration of the Lawry’s business with minimal incremental operating expenses.

The following is a summary of restructuring activities (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2009	2008	2009	2008

Pre-tax restructuring charges
Other restructuring charges	$.9	$2.6	$8.2	$1.7
Recorded in cost of goods sold	—	.9	—	2.5

Reduction in operating income	.9	3.5	8.2	4.2
Income tax effect	(.2)	(1.1)	(2.5)	(1.3)

Reduction in net income	$.7	$2.4	$5.7	$2.9

Reduction in earnings per share – diluted	$—	$0.02	$0.04	$0.02

The restructuring charges in 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were partially offset by a $6.1 million credit related to the disposal of assets. This credit was primarily the result of a gain on the disposal of our Salinas manufacturing facility.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2009	2008	2009	2008

Interest expense	$12.8	$12.8	$40.2	$40.3
Other income, net	.3	10.0	1.8	16.4

Interest expense in the third quarter of 2009 was equal to interest expense in the third quarter of 2008. Total average debt outstanding was higher in 2009 when compared to 2008, which is due to the acquisitions made in 2008. This was offset by lower interest rates. In other income for 2008, there is a $7.9 million net gain related to the Lawry’s acquisition. This includes a gain on the sale our Season-All business net of costs to rebalance our debt structure. In addition, interest income has been lower in the three and nine months ended August 31, 2009 versus the same periods in the prior year due to lower interest rates.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2009	2008	2009	2008

Income from consolidated operations before income taxes	$104.1	$90.1	$250.6	$226.9
Income taxes	32.1	26.8	77.2	68.5
Effective tax rate	30.8%	29.7%	30.8%	30.2%

The effective tax rate for the third quarter of 2009 includes $1.6 million of net discrete tax benefits. There are $3.0 million of benefits from adjustments to prior year tax accruals based on final tax return filings. This was partially offset by $1.4 million of a valuation allowance set up for certain deferred tax assets that may not be realized in future periods. The effective tax rate for the nine months ended August 31, 2009 includes $2.8 million of net discrete tax benefits. There are $4.2 million of benefits from settlement of tax audits and adjustments to prior year tax accruals based on final tax return filings. This was partially offset by $1.4 million of a valuation allowance set up for certain deferred tax assets that may not be realized in future periods. The effective tax rate for the third quarter of 2008 and nine months ended August 31, 2008 includes $1.1 million and $1.8 million, respectively, of discrete tax benefits related to U.S.

tax adjustments.

Excluding the discrete tax items, the underlying tax rate for the nine months in 2009 was 32%, compared to a 31% rate for the nine months in 2008. The underlying tax rate increase is due to our current mix of income by taxing jurisdictions.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2009	2008	2009	2008

Income from unconsolidated operations	$3.1	$5.3	$10.1	$15.0

Income from unconsolidated operations for the three and nine months ended August 31, 2009 decreased compared to the same periods in 2008. This is mainly from our joint venture in Mexico, as well as some smaller joint ventures. Although our joint venture in Mexico has grown sales this year, profits for this business have been unfavorably impacted mostly by the stronger U.S. dollar and also by higher soybean oil cost during the first nine months of 2009. Soybean oil is a main ingredient for mayonnaise, which is the leading product for this joint venture. Both soybean oil costs and the exchange rates between the U.S. dollar and Mexican peso have continued to stabilize in the third quarter of 2009.

The following table outlines the major components of the change in diluted earnings per share from 2008 to 2009:

	Three months ended	Nine months ended
	August 31,	August 31,
2008 Earnings per share – diluted	$0.52	$1.32
Restructuring charges	0.02	(0.02)
Higher operating income	0.11	0.22
Lower unconsolidated income	(0.02)	(0.04)
Lower other income	(0.05)	(0.08)
Higher tax rate	(0.01)	(0.01)

2009 Earnings per share – diluted	$0.57	$1.39

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments.

CONSUMER BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2009	2008	2009	2008

Net sales	$450.5	$443.0	$1,306.2	$1,270.9

Percent growth	1.7%		2.8%
Operating income excluding restructuring charges	89.0	75.1	234.9	197.8
Operating income margin, excluding restructuring charges	19.8%	17.0%	18.0%	15.6%

The 1.7% increase in sales in the third quarter of 2009 as compared to the third quarter of 2008 included an unfavorable impact of 3.8% from foreign currency rates. Excluding the foreign currency impact, we grew sales 5.5%. We realized a 2.5% increase in sales due to pricing. Volume and product mix added another 3.0% to sales, including a 5.4% increase from acquisitions.

In the Americas, sales increased 7.8% in the third quarter of 2009, compared to the third quarter of 2008, including a 1.0% decrease due to unfavorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 8.8%. Volume and product mix added 5.9%, while pricing contributed 2.9% to sales growth. Pricing this quarter reflected a general increase taken early in 2009 which was partially offset by an increase in our coupon activity in the third quarter.

Incremental sales from Lawry’s in June and July added 7.9% to sales this quarter. For our core items, category growth remained strong and consumer takeaway of our branded items as well as private label are increasing. We had strong growth in sales of GrillMates this quarter as a result of our marketing efforts in the U.S. and Canada. Sales of our dry seasoning mixes continued to benefit from a relaunch earlier in 2009 that included reformulation with more natural ingredients. Some of the items that did not perform as well this quarter were our premium gourmet items and specialty food items. In addition, we had the benefit last year of some new distribution into the dollar store channel.

Third quarter 2009 sales in EMEA decreased 12.6% compared to the third quarter of 2008. Excluding the impact of unfavorable foreign exchange rates, sales decreased 2.6%. Pricing actions taken in the fourth quarter of 2008 added 1.3% to third quarter sales while volume and product mix declined 3.9%.

The retail environment in the U.K. continues to be challenging and affected our third quarter sales in this market. Our business in France is still strong, particularly with our Vahine dessert items which will be supported with incremental brand marketing in the fourth quarter.

In the Asia/Pacific region, sales decreased 3.9% in the third quarter of 2009, compared to the third quarter of 2008, with an 8.5% decrease coming from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 4.6% with pricing adding 2.3% and an increase of 2.3% coming from higher volume and product mix. As noted in the second quarter, in China we have launched several new products and expanded distribution of our brand into 10 additional cities in 2009, bringing the total to 56 cities. This is in addition to distribution gains underway in 1,500 additional street markets this year.

For the nine months ended August 31, 2009, sales from McCormick’s consumer business increased 2.8% compared to the same period last year. Higher volume (including acquisitions), price and product mix added 8.7%, while unfavorable foreign exchange rates decreased sales by 5.9%.

Third quarter 2009 operating income excluding restructuring charges for our consumer business increased $13.9 million, or 18.5%. This was well above the 1.7% increase in sales due to improved margins from cost reductions, the integration of Lawry’s with minimal incremental expense and reductions in benefits expense. These improvements have raised our operating income margin to 19.8%.

In the third quarter of 2009, we recorded $0.7 million of restructuring charges in the consumer business, compared to $2.4 million for the same period of 2008. The restructuring charges in the third quarter of 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands. The restructuring charges in the third quarter of 2008 include severance costs associated with the reduction of administrative personnel in Europe, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K.

For the nine months ended August 31, 2009, operating income excluding restructuring charges for the consumer business increased 18.8% compared to the same period of 2008. The growth in operating income was mostly the result of improved sales mix, cost reductions and the integration of Lawry’s with minimal incremental expense.

During the nine months ended August 31, 2009, we recorded $7.5 million of restructuring charges in the consumer business, compared to $0.2 million in restructuring credits for the same period of 2008. The restructuring charges in 2009 include severance costs, asset write-downs, accelerated depreciation and other exit costs related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K. The restructuring charges in 2008 include severance costs associated with the reduction of administrative personnel in Europe and Canada, other exit and inventory write-off costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.S and U.K. These restructuring charges were offset by a credit related to the disposal of assets. This credit was the result of an $8.4 million gain recorded on disposal of our Salinas manufacturing facility.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2009	2008	2009	2008

Net sales	$341.2	$338.6	$961.3	$998.8
Percent increase (decrease)	.8%		(3.8)%
Operating income excluding restructuring charges	28.5	21.3	62.3	57.2
Operating income margin, excluding restructuring charges	8.4%	6.3%	6.5%	5.7%

The third quarter sales increase of 0.8% versus the third quarter of 2008 includes an unfavorable foreign exchange rate impact of 6.4%. Excluding this impact of foreign currency, we grew sales 7.2%. Higher pricing added 4.4% to sales, while volume and product mix increased sales by 2.8%. This 2.8% increase includes incremental sales from acquisitions (food service sales of the Lawry’s brand) which added 1.0%.

In the Americas, sales grew 4.2%, but increased 7.3% excluding the impact from unfavorable foreign exchange rates. Compared to last year, we are still experiencing some higher material costs and continue to recover those costs with our pass-through pricing mechanisms for this business, which added 3.2% in the third quarter. Volume and product mix added another 4.1% with 1.4% from Lawry’s and 2.7% from our base business, which included sales of several new seasoning products for quick service restaurants.

In EMEA, industrial sales declined 10.0%, but rose 7.6% excluding the impact from unfavorable foreign exchange rates. This increase was the result of significant pricing actions taken to reflect higher input costs for this part of our business. Sales volume to quick service restaurants rose this quarter, but was more than offset by lower sales of our branded products to food service operators that have seen more of a slow-down in this economy. This led to a 3.2% decline in volume and product mix.

In the Asia/Pacific region, industrial sales increased 0.8% in the third quarter of 2009 compared to the third quarter of 2008, which included an unfavorable foreign exchange rate impact of 5.3%. Excluding this impact of foreign currency, sales increased 6.1%. The increase was driven by favorable volume and product mix primarily due to strong sales to quick service restaurants in China, Australia and other markets in this region.

For the nine months ended August 31, 2009, total industrial sales decreased 3.8% compared to the same period last year, including a decrease of 8.6% from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 4.8% which was primarily due to pricing.

In the third quarter of 2009, industrial business operating income excluding restructuring charges increased 33.8%, compared to the third quarter of 2008. This increase was well above the 0.8% increase in sales due to a positive sales mix and cost reductions through our CCI program and restructuring actions and reductions in benefits expense.

In the third quarter of 2009, $0.2 million of restructuring charges were recorded in the industrial business, compared to $1.1 million in the third quarter of 2008. The charges in the third quarter of 2009 include severance costs related to the consolidation of production facilities in Europe. The restructuring charges in 2008 include severance and other exit costs related to the reduction of administrative personnel and the consolidation of production facilities in Europe.

For the nine months ended August 31, 2009, operating income excluding restructuring charges for the industrial business increased 8.9% compared to the same period of 2008. The increase was mainly driven by improved margins from our CCI program and cost controls, including the integration of Lawry’s with minimal incremental expense, partially offset by expenses related to the bankruptcy of a U.K. food service distributor.

During the nine months ended August 31, 2009, $0.7 million of restructuring charges were recorded in the industrial business, compared to $4.0 million for the same period of 2008. The charges in 2009 include severance costs and other exit costs related to the consolidation of production facilities and administrative personnel in Europe. The charges in 2008 include severance costs associated with the reduction of administrative personnel in the U.S., other exit costs related to closure of a manufacturing facility in Hunt Valley, Maryland and consolidation of production facilities in Europe.

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

During the quarter ending August 31, 2009, we completed the final valuation of assets for Lawry’s which resulted in $9.4 million being allocated to tangible net assets, $62.4 million allocated to other intangibles assets and $543.2 million allocated to goodwill. This final valuation reflects a $135.5 million transfer from brands and other intangible assets to goodwill from the preliminary valuation recorded in July 2008. The resulting change to amortization expense was not material. The value for brands and other intangible assets consists of $14.4 million which is amortizable and $48.0 million which is non-amortizable. The applicable amortization expense is included in the income statement. The weighted average amortization period for the amortizable intangible assets is 23.8 years. For tax purposes, goodwill resulting from the acquisition is deductible.

In these financial statements we have not included pro-forma historical information, as if the results of Lawry’s had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required as Lawry’s was operated as a part of a larger business within Unilever and the expense structure and level of brand support would have been different under our ownership. Net sales for the three and nine months ended August 31, 2009 from this acquisition were $27.1 million and $98.7 million, respectively. Net sales for the three and nine months ended August 31, 2008 from this acquisition were $12.4 million.

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

RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. As of August 31, 2009 the majority of our restructuring program had been completed, although certain parts are still underway and will be completed later in 2009.

The restructuring plan has reduced complexity and increased the organizational focus on growth opportunities in both the consumer and industrial businesses. We are projecting up to $58 million of annual cost savings by the end of 2009. By the end of 2010, one year after completing all restructuring projects, we are projecting annual cost savings of $66 million. In 2006, we realized $10 million of annual cost savings, and an additional $35 million in 2007 and an additional $11 million in 2008. This has improved margins and increased earnings per share, offset higher costs, as well as allowed us to invest a portion of these savings in sales growth drivers such as brand advertising. These savings are reflected in both cost of sales and selling, general and administrative expenses in the income statement.

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

Restructuring charges to date include $10.7 million recorded in 2005, $50.4 million recorded during 2006 (including the gain on Signature), $34.8 million recorded in 2007 and $16.6 million recorded in 2008. In the three months and nine months ended August 31, 2009, we recorded $0.9 million and $8.2 million, respectively, of restructuring charges. For the total plan, the cash related portion of the charges is expected to be approximately $105 million. After offsetting the $14.4 million net cash received from the Salinas sale in April, 2008 and $9.2 million in net cash received from the redemption of Signature, total cash spent to date was $91.3 million. We intend to fund this spending through internally generated funds. A significant portion of the cash expenditures are related to employee severance. The actions being taken are expected to reduce approximately 1,325 positions by the conclusion of the plan. Of the expected position reductions, 1,270 positions have been eliminated as of August 31, 2009. From inception of the project in November 2005, we have incurred $120.7 million of restructuring charges, including the $8.4 million gain on disposal of our Salinas manufacturing facility in 2008 and the $33.7 million gain recorded on the redemption of our Signature investment in 2006.

During the three months ended August 31, 2009, we recorded $0.2 million of severance costs and $0.3 million of other exit costs related to the consolidation of production facilities in Europe. We also recorded $0.4 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands.

During the nine months ended August 31, 2009, we recorded $3.4 million of severance costs and $1.2 million of other exit costs related to the consolidation of production facilities in Europe and the reorganization of distribution networks in the U.K. We also recorded $3.6 million of asset write-downs and accelerated depreciation related to the closure of our manufacturing plant in The Netherlands.

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

During the nine months ended August 31, 2009 and 2008, we spent $7.2 million and $0.1 million, respectively, in cash on the restructuring plan. The cash spending in 2008 includes $14.4 million received from the sale of our Salinas manufacturing facility in April, 2008.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. The fair value of our portfolio of forward contracts was an unrealized gain of $0.3 million as of August 31, 2009, compared to an unrealized gain of $1.9 million as of August 31, 2008 and an unrealized gain of $7.1 million as of November 30, 2008. The notional value of our portfolio of forward and option contracts was $131.7 million as of August 31, 2009, compared to the $53.1 million notional value as of August 31, 2008 and the $64.9 million notional value as of November 30, 2008. The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. As of August 31, 2009, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. This compares to $150 million notional value of interest rate swap contracts outstanding as of November 30, 2008. One swap contract with a notional value of $50 million expired in April of 2009 concurrent with the maturity of $50 million of long-term debt. The fair value of our interest rate swaps was a $13.5 million gain as of August 31, 2009, compared to a $15.6 million gain as of November 30, 2008. The change in fair values is due to changes in interest rates and the reduction in notional value of interest rate swap contracts.

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

Credit Risk

The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers, some of which are highly leveraged. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We feel that our allowance for doubtful accounts properly recognizes trade receivables at net realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2009, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2008.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2009	2008
	(in millions)

Net cash provided by operating activities	$195.1	$115.3
Net cash used in investing activities	(53.3)	(724.7)
Net cash (used in) provided by financing activities	(159.7)	581.9

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

Operating Cash Flow - The increase in operating cash flow is driven by more effective management of working capital items, such as inventory and receivables, in the first nine months of 2009 as compared to the first nine months of 2008. Payments for income taxes were less in the first nine months of 2009 as compared to those made in the prior year. These increases were partially offset by $35 million in contributions made to our major U.S. pension plan during the nine months ended August 31, 2009. We did not make any contributions to our major U.S. pension plan in 2008 as we were in an overfunded status as of November 30, 2007.

Investing Cash Flow - The decrease in cash flow used for

investing is due to the fact that we had no business acquisitions in the first nine months of 2009. In the first nine months of 2008, we spent $696.8 million for the acquisitions of Lawry’s and Billy Bee. We spent $53.8 million on capital expenditures in the first nine months of 2009, compared to $56.7 million for the same period last year. We also received $14.8 million in proceeds from the sale of our Salinas plant and $14.0 million in net proceeds from the sale of Season-All in 2008. Capital expenditures for fiscal year 2009 are expected to be approximately $90 million.

Financing Cash Flow - The decrease in cash flow provided by financing activities when compared to the prior year is primarily due to a change in the need for net borrowings (short and long-term). During the first nine months of 2009 we repaid net borrowings of $79.4 million, as opposed to the first nine months of 2008 when we increased net borrowings by $629.1 million. In 2009, we repaid $50.2 million of long term debt as it became due. In 2008, we borrowed $250 million ($248.3 million in net proceeds) to repay $150 million of debt that matured during the first quarter and repaid short-term debt with the remainder (see Note 9 of the financial statements).

There were no shares repurchased during the nine months ended August 31, 2009. For the nine months ended August 31, 2008, we repurchased 0.2 million shares for $9.3 million. As of August 31, 2009, $39 million remained of the $400 million share repurchase authorization. The amount of share repurchases in 2009 are less than in prior years as we are using excess cash flow to reduce the debt related to the Lawry’s acquisition.

During the nine months ended August 31, 2009, we received proceeds of $13.7 million from exercised options compared to $47.6 million in the same period in the prior year. We increased dividends paid to $94.0 million for the nine months ended August 31, 2009 compared to $85.5 million in the same period last year. Dividends paid in the first quarter of 2009 were declared on November 25, 2008.

Our ratio of debt-to-total capital (total capital includes debt and shareholders’ equity) was 46.5% as of August 31, 2009, down from 52.7% at August 31, 2008 and down from 54.0% at November 30, 2008. The decrease in debt-to-total capital at August 31, 2009 as compared to August 31, 2008 is primarily due to the decrease in short-term and long-term borrowings as we are using excess cash flow to reduce the debt related to the Lawry’s acquisition. The decrease in debt-to-total capital at August 31, 2009 as compared to November 30, 2008 is primarily due to an increase in total stockholders’ equity, which is mostly from higher foreign currency translation adjustments caused by a weakening of the U.S. dollar and the decrease in short-term and long-term borrowings. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2009 and August 31, 2008 was $525.3 million and $313.6 million, respectively. Total average debt outstanding for the nine months ended August 31, 2009 and August 31, 2008 was $1,417.1 million and $1,016.7 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2009, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $12 million, inventory of approximately $9 million, goodwill of approximately $23 million and other comprehensive income of approximately $63 million since August 31, 2008. At August 31, 2009, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than at November 30, 2008. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $27 million, inventory of approximately $18 million, goodwill of approximately $76 million and other comprehensive income of approximately $139 million since November 30, 2008.

Credit and Capital Markets

Credit market conditions deteriorated rapidly during the fourth quarter of 2008 and continued into the first quarter of 2009. Several major banks and financial institutions have failed or were forced to seek assistance through distressed sales or emergency government measures. During this time capital markets have seen sharp drops in values and both credit availability and cost were very volatile.

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

During the third quarter of 2009, we amended and extended our $250 million revolving credit facility, which expired in July 2009. The credit facility is with various banks for general business purposes and has been extended to July 2010. The amended and extended credit facility is for $150 million, but will be reduced to $100 million on December 31, 2009. Our current pricing under this new credit facility, on a fully drawn basis, is based on LIBOR plus a credit default index. The index’s lower limit is 1% and is capped at 2.5%. This credit facility is in addition to our $500 million facility which expires in July 2012.

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. The assets in our pension plans have been significantly reduced by fluctuations in the capital markets in 2008, which has increased the amount of funding necessary for our pension plans. We estimate that total contributions to our pension plans in 2009 to be approximately $59 million, which compares to $15.6 million of contributions in 2008. For the nine months ended, we have made $53.8 million to our U.S. and international pension plans. We estimate that total contributions to our pension plans in the fourth quarter of 2009 will be approximately $5 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACCOUNTING AND DISCLOSURE CHANGES

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance regarding subsequent events (events or transactions occurring after the balance sheet date but before issuance of our financial statements). This new accounting pronouncement is effective for our third quarter of 2009 and we have evaluated subsequent events through October 8, 2009, the date these financial statements were issued.

In December 2008, the FASB issued guidance on providing disclosures about plan assets of an employer’s defined benefit pension plan. This will be effective for our year ending November 30, 2010.

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

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any minority interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. It is effective for us for acquisitions made after November 30, 2009 and its implementation may have a material impact on our financial statements for businesses we acquire post-adoption.

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

In September 2006, the FASB issued a standard that defines fair value and provides guidance for measuring fair value and the necessary disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In line with the requirements, we adopted this standard for financial assets and liabilities in the first quarter of 2008 and we adopted it for non-financial assets and liabilities in the first quarter of 2009 (see Note 10 for further details). Additional pronouncements have been issued by the FASB providing guidance and clarification on measuring fair value. There were no material effects upon adoption of this new accounting pronouncement on our financial statements and we do not expect any material impact on our financial statements from the additional pronouncements when they become effective.

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

ITEM 6.	EXHIBITS

The Asset Purchase Agreement has been filed to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company or Conopco. The Asset Purchase Agreement contains representations and warranties the parties thereto made to and solely for the benefit of each other, and such representations and warranties may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the Company delivered in connection with the execution of the Asset Purchase Agreement. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Asset Purchase Agreement, which subsequent information may or may not be fully reflected in the Company’s disclosures.

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of	Incorporated by reference from Exhibit 4 of Registration Form

		McCormick & Company, Incorporated dated March 27, 2003	S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Restated and Amended on June 24, 2008	Incorporated by reference from Exhibit 3(i) of McCormick’s Form 8-K dated June 24, 2008, as filed with the Securities and Exchange Commission on June 26, 2008.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001 as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior officers, as amended and restated effective June 19, 2001, is contained in the McCormick Supplemental Executive Retirement Plan, a copy of which was attached as Exhibit 10.1 to McCormick’s Form 10-Q for the quarter ended August 31, 2001, as filed with the Securities and Exchange Commission on October 12, 2001, and incorporated by reference herein. The Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2005, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

	(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

	(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	The 2002 McCormick Mid-Term Incentive Plan, which is provided to a limited number of senior executives, is set forth on pages 23 through 31 of McCormick’s definitive Proxy Statement dated February 15, 2002, as filed with the Commission on February 15, 2002, and incorporated by reference herein.*

(v)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004 as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8 filed with the Securities and Exchange Commission on November 28, 2008.*

(x)	The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

	(xi)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

	(xii)	Asset Purchase Agreement, dated November 13, 2007, between McCormick and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated November 13, 2007, as filed with the Securities and Exchange Commission on November 16, 2007.

	(xiii)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009, which is incorporated by reference from Exhibit 10(xiii) of McCormick’s 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission on January 28, 2009.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: October 8, 2009	By:	/S/ GORDON M. STETZ, JR.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: October 8, 2009	By:	/S/ KENNETH A. KELLY, JR.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller