Form 10-K
period 2009-11-30
MCCORMICK & CO INC
filed 2010-01-28
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

The aggregate market value of the voting Common Stock held by non-affiliates at May 31, 2009: $224,351,586

The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2009: $3,597,996,913

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,400,370	December 31, 2009
Common Stock Non-Voting	119,732,307	December 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2009 (the “Annual Report to Stockholders for 2009”)	Part I, Part II

Proxy Statement for McCormick’s March 31, 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”)	Part III

PART I

As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.

Item 1.	Business

McCormick is a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings, specialty foods and flavors to the entire food industry. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.

We operate in two business segments, consumer and industrial. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades, and specialty foods to the consumer food market under a variety of brands worldwide, including “McCormick®,” “Lawry’s®,” “Zatarain’s®,” “Old Bay®,” “Thai Kitchen®,” “Simply Asia®,” “Ducros®,” “Schwartz®,” “Vahine®,” “Silvo®,” “Club House®,” and “Billy Bee®.” The industrial segment sells seasoning blends, natural spices and herbs, wet flavors, coating systems, and compound flavors to multinational food manufacturers and foodservice customers both directly and indirectly through distributors.

Please refer to pages 19 through 21, of our Annual Report to Stockholders for 2009 for descriptions of our consumer and industrial businesses, and pages 6 through 13 of our Annual Report to Stockholders for 2009 for a discussion of growth initiatives for the business. These pages of our Annual Report to Stockholders for 2009, as well as all other page references to our Annual Report to Stockholders for 2009 contained in this Form 10-K, are incorporated herein by reference.

For financial information about our business segments, please refer to pages 22 through 27, “Management’s Discussion and Analysis – Results of Operations” of our Annual Report to Stockholders for 2009, and Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 61 and 62 of the Annual Report to Stockholders for 2009.

For a discussion of our recent acquisition activity, please refer to page 30 “Management’s Discussion and Analysis – Acquisitions” of our Annual Report to Stockholders for 2009, and Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements on page 47 of the Annual Report to Stockholders for 2009.

Raw Materials

The most significant raw materials used by us in our business are dairy products, pepper, wheat, onion, capsicums, soybean oil, and garlic. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like cheese and onion, are primarily sourced from within the United States. We are not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control. We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments.

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

We have a large number of customers for our products. In fiscal years 2007 and 2008, sales to one of our customers, PepsiCo, Inc., accounted for approximately 10% of consolidated net sales. In fiscal year 2009, sales to two of our customers, PepsiCo, Inc. and Wal-Mart Stores, Inc., each accounted for approximately 11% of consolidated net sales. Sales to our five largest customers represented approximately 30% of consolidated net sales for the 2009 fiscal year.

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

We also own various patents, none of which individually are viewed as material to our business.

Seasonality

Due to seasonal factors inherent in McCormick’s business, our sales, income, and cash from operations generally are lower in the first two quarters of the fiscal year, increase in the third quarter and are significantly higher in the fourth quarter due to the holiday season. This seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital

In order to meet increased demand for our consumer products during our fourth quarter, McCormick usually builds its inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see Note 6 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 48 and 49 of our Annual Report to Stockholders for 2009, and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis” on pages 27 through 30 of our Annual Report to Stockholders for 2009.

Competition

McCormick competes in a geographic market that is international and highly competitive. Our strategies for competing in each of our segments include a focus on price and value, product quality and innovation, and superior service. Additionally, in the consumer segment, we focus on brand recognition and loyalty, effective advertising, promotional programs, and the identification and satisfaction of consumer preferences. For further discussion, see pages 19 through 21 of our Annual Report to Stockholders for 2009.

Research and Development

Many of McCormick’s products are prepared from confidential formulas developed by our research laboratories and product development teams, as well as from, in some cases, customer proprietary formulas. Expenditures for research and development were $48.9 million in 2009, $51.0 million in 2008, and $49.3 million in 2007. The amount spent on customer-sponsored research activities is not material to us.

Environmental Regulations

The cost of compliance with federal, state, and local provisions related to protection of the environment has had no material effect on McCormick’s business. There were no material capital expenditures for environmental control facilities in fiscal year 2009 and there are no material expenditures planned for such purposes in fiscal year 2010.

Employees

McCormick had approximately 7,500 full time employees worldwide as of December 31, 2009. We believe our relationship with employees to be good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,300 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations

For information on the net sales and long-lived assets of McCormick by geographic area, see Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 61 and 62 of our Annual Report to Stockholders for 2009.

Foreign Operations

McCormick is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends, and exchange rate fluctuations. Approximately 38% of sales in fiscal year 2009 were from non-U.S. operations. For information on how McCormick manages these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 31 through 33 of our Annual Report to Stockholders for 2009.

Forward-Looking Information

For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 36 of our Annual Report to Stockholders for 2009.

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

The following are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Damage to Our Reputation or Brand Name, Loss of Brand Relevance or Increase in Private Label Use by Customers or Consumers Could Negatively Impact Us.

Our reputation for manufacturing high-quality products is widely recognized. In order to safeguard that reputation, we have adopted rigorous quality assurance and quality control procedures which are designed to ensure conformity to specification and compliance with law. We also continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brand through effective marketing and other measures. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships, or failure to adequately protect the relevance of our brand, which may lead to customers or consumers purchasing other brands or private label brands that may or may not be manufactured by us, could have a material negative impact on our financial condition and results of operations. From time to time, our customers evaluate their mix of branded and private label product offerings. If a significant portion of our branded business was switched to private label, it could have a significant impact on our consumer business.

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

Issues Regarding Procurement of Raw Materials May Negatively Impact Us.

Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, pepper, wheat, onion, capsicums, soybean oil, and garlic. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. We have not used derivatives to manage the volatility related to this risk. Any actions taken in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.

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

We May Not Be Able to Successfully Consummate Proposed Acquisitions or Divestitures or Integrate Acquired Businesses.

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These potential acquisitions and divestitures may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities and indemnities and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected.

Our Foreign Operations are Subject to Additional Risks.

We operate our business and market our products internationally. In fiscal year 2009, 38% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions, and other economic or political uncertainties. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

Fluctuations in Foreign Currency Markets May Negatively Impact Us.

We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the British pound sterling versus the Euro, and the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Australian dollar, Mexican peso, Chinese renminbi, and Thai baht. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position, or operating results.

Increases in Interest Rates May Negatively Impact Us.

We had total outstanding short-term borrowings of approximately $101.2 million at an average interest rate of approximately 0.4% on November 30, 2009. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate increases will not have a material negative impact on our business, financial position, or operating results.

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

We Face Risks Associated With Certain Pension Assets and Obligations.

We hold investments in equity and debt securities in our qualified defined benefit pension plans and in a rabbi trust for our U.S. non-qualified pension plan. Deterioration in the value of plan assets resulting from a general financial downturn or otherwise, could cause (or increase) an underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

The Global Financial Downturn Exposes Us to Credit Risks from Customers and Counterparties.

Consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged. In addition, competition has increased with the growth in alternative channels through our customer base. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are volatile, and some of our customers and counterparties are highly leveraged. A significant adverse change in the financial and/or credit position of a customer or counterparty could require us to assume greater credit risk relating to that customer or counterparty and could limit our ability to collect receivables. This could have an adverse impact on our financial condition and liquidity.

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

Atlanta, Georgia – industrial

Commerce, California – consumer

Irving, Texas – industrial

Canada:

London, Ontario – consumer and industrial

Mexico:

Cuautitlan de Romero Rubio – industrial

United Kingdom:

Haddenham, England – consumer and industrial

Littleborough, England – consumer and industrial

France:

Carpentras – consumer

Monteux – consumer

Australia:

Melbourne – consumer and industrial

China:

Guangzhou – consumer and industrial

Shanghai – consumer and industrial

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities in Belcamp, Maryland; Salinas, California; Irving, Texas; Mississauga and London, Ontario Canada; and Genvilliers, France and own distribution facilities in Monteux, France. We also own, lease, or contract other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution, and administrative functions.

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

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have disclosed in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 63 of our Annual Report to Stockholders for 2009, the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2009 was $36.57 per share for the Common Stock and $36.62 per share for the Common Stock Non-Voting.

Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our Common Stock based on record ownership as of December 31, 2009 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,200
Common Stock Non-Voting, no par value	10,400

McCormick did not purchase Common Stock or Common Stock Non-Voting during the fourth quarter of 2009.

Item 6.	Selected Financial Data

This information is set forth on the line items titled “Net sales,” “Operating income,” “Earnings per share – Diluted,” “Common dividends declared,” “Long-term debt” and “Total assets” in the “Historical Financial Summary” on page 64 of our Annual Report to Stockholders for 2009, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 44 through 47 of our Annual Report to Stockholders for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth in “Management’s Discussion and Analysis” on pages 19 through 36 of our Annual Report to Stockholders for 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 31 through 33 of our Annual Report to Stockholders for 2009, and in Note 7 “Financial Instruments” on pages 49 through 52 of our Annual Report to Stockholders for 2009.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 40 through 64 of our Annual Report to Stockholders for 2009. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on pages 38 and 39 of our Annual Report to Stockholders for 2009. The supplemental schedule for 2007, 2008 and 2009 is included on page 20 of this Annual Report on Form 10-K. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such supplemental schedule is included on page 19 of this Annual Report on Form 10-K.

The unaudited quarterly data is included in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 63 of our Annual Report to Stockholders for 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included on pages 38 and 39 of our Annual Report to Stockholders for 2009. No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On January 26, 2010, the Board of Directors approved amendments to our By-Laws. The amendments, among other things, amend the advance notice provisions of the By-Laws to require stockholders who intend to submit a director nomination or other business before a meeting of stockholders to include, in addition to other information concerning any such director nominee or stockholder,

•

Certain details about all ownership interests in our securities by the stockholder and any beneficial owner on whose behalf the nomination or proposal is made, including any derivative or short positions, profit or other economic interests, options, hedging transactions or borrowed or loaned shares,

•	An agreement for any director nominee to abide by applicable confidentiality, governance, conflicts, stock ownership and trading policies of ours, and
•	A representation to update that information as of the record date of the meeting no later than 10 days after the record date.

The remaining amendments to the By-Laws are primarily clerical in nature and designed to update our By-Laws and conform with standard practices. These additional amendments, among other things,

•	Provide that the chairman of a meeting of stockholders, or the Board of Directors, may appoint one or more inspectors to act at any meeting.
•	Provide that, in addition to being the Chairman of the Board of Directors, the President of the Company may also be the Chief Executive Officer.
•

Provide that any officer appointed by another officer may be removed by such appointing officer. Prior to the amendment an officer could not remove a subordinate officer with the approval of the Board of Directors.

•	Provide for easier means for replacement of mutilated, lost or destroyed stock certificates by permitting the Board of Directors to delegate such power to the officers or agents of the Company.
•

Update the indemnification provision to remove outdated language and clarify that repeal or modification of the provisions shall not adversely affect the rights of persons entitled to indemnification at the time of the amendment.

This description is qualified in its entirety by reference to the text of the amended and restated Bylaws filed as an Exhibit to this Report, which are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.

In addition to the executive officers described in the 2010 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Paul C. Beard, W. Geoffrey Carpenter, Kenneth A. Kelly, Jr., and Cecile K. Perich.

Mr. Beard is 55 years old and, during the last five years, has held the following positions with McCormick: March 2008 to present – Senior Vice President, Finance & Treasurer; March 2002 to March 2008 – Vice President, Finance & Treasurer.

Mr. Carpenter is 57 years old and, during the last five years, has held the following positions with McCormick: December 2008 to present – Vice President, General Counsel, & Secretary; April 1996 to November 2008 – Associate General Counsel & Assistant Secretary.

Mr. Kelly is 55 years old and, during the last five years, has held the following positions with McCormick: March 2008 to present – Senior Vice President & Controller; February 2000 to March 2008 – Vice President & Controller.

Ms. Perich is 58 years old and, during the last five years, has held the following positions with McCormick: February 2007 to present – Vice President – Human Relations; January 1997 to February 2007 – Vice President – Human Relations, U.S. Industrial Group.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, and our Board of Directors. A copy of the code of ethics is available on our internet website at www.mccormickcorporation.com. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet website address set forth above.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-

Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

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

3. The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 21 through 24 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, McCormick has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman, President & Chief Executive Officer	January 28, 2010
Alan D. Wilson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman, President & Chief Executive Officer	January 28, 2010
Alan D. Wilson

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief Financial Officer	January 28, 2010
Gordon M. Stetz, Jr.

Principal Accounting Officer:

By:	/s/ KENNETH A. KELLY, JR.	Senior Vice President & Controller	January 28, 2010
Kenneth A. Kelly, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ JOHN P. BILBREY	January 28, 2010
John P. Bilbrey

/s/ JAMES T. BRADY	January 28, 2010
James T. Brady

/s/ J. MICHAEL FITZPATRICK	January 28, 2010
J. Michael Fitzpatrick

/s/ Freeman A. Hrabowski, III	January 28, 2010
Freeman A. Hrabowski, III

/s/ MICHAEL D. MANGAN	January 28, 2010
Michael D. Mangan

/s/ JOSEPH W. MCGRATH	January 28, 2010
Joseph W. McGrath

January 28, 2010
Margaret M. V. Preston

/s/ GEORGE A. ROCHE	January 28, 2010
George A. Roche

/s/ WILLIAM E. STEVENS	January 28, 2010
William E. Stevens

/s/ ALAN D. WILSON	January 28, 2010
Alan D. Wilson

TABLE OF CONTENTS AND RELATED INFORMATION

Included in our 2009 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Income Statement for the years ended November 30, 2009, 2008 & 2007

Consolidated Balance Sheet, November 30, 2009 & 2008

Consolidated Cash Flow Statement for the years ended November 30, 2009, 2008 & 2007

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2009, 2008 & 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Included in Part IV of this Annual Report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Supplemental Financial Schedule:

II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

*	Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2009 Annual Report to Stockholders of McCormick for its fiscal year ended November 30, 2009 is being furnished with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

McCormick & Company, Incorporated

We have audited the consolidated financial statements of McCormick & Company, Incorporated as of November 30, 2009 and 2008, and for each of the three years in the period ended November 30, 2009, and have issued our report thereon dated January 28, 2010 (incorporate by reference into this Annual Report (Form 10-K)). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

January 28, 2010

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended November 30, 2009:
Allowance for doubtful receivables	$4.6	$8.2	$.5	$(8.8)	$4.5
Valuation allowance on net deferred tax
Assets	7.5	7.9	5.1	—	20.5

	$12.1	$16.1	$5.6	$(8.8)	$25.0

Deducted from asset accounts:
Year ended November 30, 2008:
Allowance for doubtful receivables	$5.7	$1.3	$(.8)	$(1.6)	$4.6
Valuation allowance on net deferred tax
Assets	6.2	1.8	(0.2)	(0.3)	7.5

	$11.9	$3.1	$(1.0)	$(1.9)	$12.1

Deducted from asset accounts:
Year ended November 30, 2007:
Allowance for doubtful receivables	$5.9	$.4	$.4	$(1.0)	$5.7
Valuation allowance on net deferred tax
Assets	6.3	1.6	(1.7)	—	6.2

	$12.2	$2.0	$(1.3)	$(1.0)	$11.9

Notes: None

EXHIBIT INDEX

Filed as Exhibit 10(xi) is the Asset Purchase Agreement (“APA”) between McCormick and Conopco, Inc., pursuant to which McCormick purchased the assets of the Lawry’s business from Conopco, Inc. The APA has been filed to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about McCormick or Conopco, Inc. The APA contains representations and warranties the parties thereto made to and solely for the benefit of each other, and such representations and warranties may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that McCormick delivered in connection with the execution of the APA. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the APA, which subsequent information may or may not be fully reflected in McCormick’s disclosures.

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on January 26, 2010	Attached

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, a copy of which is attached to this Annual Report on 10-K to correct a typographical error.*

	(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

	(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

	(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(v)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(vi)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(vii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(viii)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(ix)	The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

	(xi)	Asset Purchase Agreement, dated November 13, 2007, between McCormick and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated November 13, 2007, File No. 1-14920, as filed with the Securities and Exchange Commission on November 16, 2007.

	(xii)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009 and January 1, 2010, a copy of which is attached to this Annual Report on 10-K.*

(13)	Annual Report to Stockholders for 2009	Attached

(21)	Subsidiaries of McCormick	Attached

(23)	Consents of experts and counsel	Attached

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached

(32)	Section 1350 Certifications	Attached

*	Management contract or compensatory plan or arrangement.