Form 10-Q
period 2010-02-28
MCCORMICK & CO INC
filed 2010-03-31
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding February 28, 2010
Common Stock	12,387,549
Common Stock Non-Voting	120,097,519

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three Months Ended February 28,
	2010	2009

Net sales	$764.5	$718.5
Cost of goods sold	454.3	434.3

Gross profit	310.2	284.2

Selling, general and administrative expense	209.4	193.9
Restructuring charges	—	.5

Operating income	100.8	89.8

Interest expense	12.3	14.4
Other income, net	.6	.5

Income from consolidated operations before income taxes	89.1	75.9

Income taxes	27.5	21.4

Net income from consolidated operations	61.6	54.5

Income from unconsolidated operations	6.3	3.2

Net income	$67.9	$57.7

Earnings per common share – basic	$0.51	$0.44

Average shares outstanding – basic	132.3	130.3

Earnings per common share – diluted	$0.51	$0.44

Average shares outstanding – diluted	134.0	131.9

Cash dividends paid per common share	$0.26	$0.24

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	February 28, 2010	February 28, 2009	November 30, 2009
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$21.9	$23.4	$39.5
Trade accounts receivables, net	325.3	342.0	365.3
Inventories
Finished products	233.7	237.2	237.6
Raw materials and work-in-process	201.1	210.6	208.3

	434.8	447.8	445.9
Prepaid expenses and other current assets	119.8	107.8	119.8

Total current assets	901.8	921.0	970.5

Property, plant and equipment	1,096.3	1,012.7	1,128.4
Less: accumulated depreciation	(626.6)	(561.0)	(638.6)

Total property, plant and equipment, net	469.7	451.7	489.8

Goodwill, net	1,424.1	1,227.7	1,479.7
Intangible assets, net	234.5	369.4	237.3
Investments and other assets	215.3	191.2	210.5

Total assets	$3,245.4	$3,161.0	$3,387.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$129.9	$344.7	$101.2
Current portion of long-term debt	14.5	51.1	14.9
Trade accounts payable	237.2	253.1	283.6
Other accrued liabilities	333.9	283.4	418.5

Total current liabilities	715.5	932.3	818.2

Long-term debt	872.3	884.4	875.0
Other long-term liabilities	326.0	242.8	351.1

Total liabilities	1,913.8	2,059.5	2,044.3

Shareholders’ Equity
Common stock	243.1	224.8	235.1
Common stock non-voting	412.9	363.9	398.9
Retained earnings	653.4	481.6	591.5
Accumulated other comprehensive income	13.0	24.1	109.1
Non-controlling interest	9.2	7.1	8.9

Total shareholders’ equity	1,331.6	1,101.5	1,343.5

Total liabilities and shareholders’ equity	$3,245.4	$3,161.0	$3,387.8

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Three months ended February 28,
	2010	2009

Cash flows from operating activities
Net income	$67.9	$57.7
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	23.1	20.0
Stock-based compensation	2.0	2.7
Income from unconsolidated operations	(6.3)	(3.2)
Changes in operating assets and liabilities	(92.6)	(91.3)
Dividends from unconsolidated affiliates	.8	.8

Net cash flow used in operating activities	(5.1)	(13.3)

Cash flows from investing activities
Capital expenditures	(9.0)	(15.4)
Proceeds from sale of property, plant and equipment	.2	—

Net cash flow used in investing activities	(8.8)	(15.4)

Cash flows from financing activities
Short-term borrowings, net	28.9	41.6
Long-term debt repayments	(.1)	(.1)
Proceeds from exercised stock options	14.0	4.2
Dividends paid	(34.4)	(31.2)

Net cash flow provided by financing activities	8.4	14.5

Effect of exchange rate changes on cash and cash equivalents	(12.1)	(1.3)

Decrease in cash and cash equivalents	(17.6)	(15.5)
Cash and cash equivalents at beginning of period	39.5	38.9

Cash and cash equivalents at end of period	$21.9	$23.4

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

The results of consolidated operations for the three month period ended February 28, 2010 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the U.S. consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2009.

Accounting and Disclosure Changes

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance regarding subsequent events (events or transactions occurring after the balance sheet date but before issuance of our financial statements). This new accounting pronouncement was effective for our third quarter of 2009. We have evaluated subsequent events through the date these financial statements were issued.

In December 2008, the FASB issued guidance on providing disclosures about plan assets of an employer’s defined benefit pension plan. This will be effective for our year ending November 30, 2010.

In December 2007, the FASB issued a standard that outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent company (referred to as non-controlling interests). We have adopted this new accounting pronouncement in our first quarter of 2010 and there has been no material impact on our financial statements.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any minority interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. It is effective for us for any future acquisitions and its implementation may have a material impact on our financial statements for businesses we acquire post-adoption.

2. EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended February 28,
	2010	2009

Average shares outstanding – basic	132.3	130.3
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.7	1.6

Average shares outstanding – diluted	134.0	131.9

The following table sets forth the stock options and RSUs for the three months ended February 28, 2010 and 2009 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended February 28,
	2010	2009

Anti-dilutive securities	3.1	4.0

The following table sets forth the common stock activity for the three months ended February 28, 2010 and 2009 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended February 28,
	2010	2009

Shares issued under stock option and employee stock purchase plans and RSUs	.7	.2
Shares repurchased in connection with the stock repurchase program	—	—

As of February 28, 2010, $39 million remained of the $400 million share repurchase authorization.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended February 28,
	2010	2009

Net income	$67.9	$57.7
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax of $0.7 and -, respectively	3.8	1.4
Foreign currency translation adjustments	(100.8)	(25.7)
Derivative financial instruments, net of tax of $0.7 and $0.1, respectively	.8	.3

Comprehensive (loss) income	$(28.3)	$33.7

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	Feb 28, 2010	Feb 28, 2009	November 30, 2009

Foreign currency translation adjustment	$192.5	$80.5	$293.3
Unrealized gain (loss) on foreign currency exchange contracts	.3	3.4	(.5)
Unamortized value of settled interest rate swaps	(6.0)	(5.1)	(6.1)
Pension and other postretirement costs	(173.8)	(54.7)	(177.6)

Accumulated other comprehensive income	$13.0	$24.1	$109.1

4. PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2010 and 2009 (in millions):

	United States		International
	2010	2009	2010	2009
Defined benefit plans
Service cost	$3.2	$2.1	$1.4	$1.1
Interest costs	7.3	7.0	2.9	2.4
Expected return on plan assets	(8.0)	(6.9)	(3.4)	(2.8)
Amortization of prior service costs	—	—	.1	.1
Recognized net actuarial loss	3.0	.2	.3	—

Total pension expense	$5.5	$2.4	$1.3	$.8

During the three months ended February 28, 2010, we made $26.0 million in contributions to our major U.S. pension plan. During the three months ended February 28, 2009, we made $1.0 million in contributions to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. Total contributions to our pension plans in 2010 are expected to be approximately $50 million. Total contributions to our pension plans in fiscal year 2009 were $72.3 million.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended February 28,
	2010	2009
Other postretirement benefits
Service cost	$1.2	$.8
Interest costs	1.3	1.7
Amortization of prior service costs	(1.5)	(.8)
Amortization of losses and (gains)	.4	(.1)
Curtailment	—	(.4)

Total other postretirement expense	$1.4	$1.2

5. STOCK-BASED COMPENSATION

For the three months ended February 28, 2010 and 2009, we recorded $2.0 million and $2.7 million, respectively, of stock-based compensation expense in selling, general and administrative expense. Our 2010 annual grant of stock options and restricted stock units (RSU) will occur in the second quarter, similar to the 2009 annual grant.

The following is a summary of all option activity for the three months ended February 28, 2010 and 2009:

	2010		2009
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	11.3	$29.45	11.9	$28.33
Exercised	(.9)	20.45	(.2)	17.53
Cancelled	(.1)	34.26	—

Outstanding at end of February	10.3	30.23	11.7	28.50

Exercisable at end of February	8.6	$31.73	10.9	$27.88

As of February 28, 2010 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $73.8 million and for exercisable options was $64.9 million. The total intrinsic value of all options exercised during the three months ended February 28, 2010 and 2009 was $15.1 million and $2.7 million, respectively.

The following is a summary of all of our RSU activity for the three months ended February 28, 2010 and 2009:

	2010		2009
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	353	$32.40	370	$36.78
Vested	(1)	$32.79	(1)	$36.88
Forfeited	(1)	$31.43	(1)	$36.88

Outstanding at end of February	351	$32.40	368	$36.78

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. From 2005 through 2009, we recorded total pre-tax charges of $128.7 million for this program.

As of November 30, 2009 this restructuring program was completed and all costs had been accrued.

For the three months ended February 28, 2010 and 2009, we spent $5.2 million and $4.4 million, respectively, in cash on our restructuring plan.

The following is a summary of restructuring activities for the three months ended February 28, 2009 (in millions):

Pre-tax restructuring charges
Other restructuring charges	$.5
Recorded in cost of goods sold	—

Reduction in operating income	.5
Income tax effect	(.2)

Reduction in net income	$.3

7. INCOME TAXES

There were no significant changes to unrecognized tax benefits during the three months ended February 28, 2010. It is reasonably possible that the amount of liability for unrecognized tax benefits (which was $31.2 million at November 30, 2009) could change significantly during the next twelve months as a result of the resolution of previously filed tax returns in various jurisdictions. An estimate of the possible change cannot be determined at this time.

Income taxes for the first quarter of 2010 include $1.9 million of discrete tax benefits for the settlement of a tax audit and the change in deferred tax liabilities due to a Canadian tax rate decrease.

Income taxes for the first quarter of 2009 include $2.6 million of discrete tax benefits primarily related to the settlement of a tax audit.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. FINANCIAL INSTRUMENTS

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

As of February 28, 2010, the maximum time frame for our foreign exchange forward contracts is 9 months. For all derivatives, the net amount of other comprehensive income expected to be reclassified in the next 12 months is $1.0 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet as of February 28, 2010 and 2009 (in millions):

As of February 28, 2010

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$14.1

Foreign exchange forward contracts	Other current assets	202.7	2.9	Other accrued liabilities	$83.3	$2.0

Total			$17.0			$2.0

As of February 28, 2009

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$150.0	$14.9

Foreign exchange forward contracts	Other current assets	46.8	6.7	Other accrued liabilities	$5.9	$.3

Total			$21.6			$.3

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the quarters ending February 28, 2010 and 2009 (in millions):

Fair Value Hedges

Derivative	Income statement location	Income or (Expense)
		Feb 2010	Feb 2009

Interest rate contracts	Interest expense	$1.2	$.8

Cash Flow Hedges

Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	Feb 2010	Feb 2009		Feb 2010	Feb 2009

Terminated interest rate contracts	—	—	Interest expense	$(.3)	$(.4)

Foreign exchange contracts	$1.3	$1.4	Cost of goods sold	.1	1.2

Total	$1.3	$1.4		$(.2)	$.8

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

9. FAIR VALUE MEASUREMENTS

Fair value can be measured using valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis at February 28, 2010 are as follows (in millions):

		Fair value measurements using fair value hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets

Cash and cash equivalents	$21.9	$21.9	$—	$—
Long-term investments	54.4	13.9	40.5	—
Interest rate derivatives	14.1	—	14.1	—
Foreign currency derivatives	2.9	—	2.9	—

Total	$93.3	$35.8	$57.5	$—

Liabilities

Long-term debt	$943.6	$—	$943.6	$—
Foreign currency derivatives	2.0	—	2.0	—

Total	$945.6	$—	$945.6	$—

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In each of our segments, we produce and sell many individual products which are similar in composition and nature. It is impractical to segregate and identify revenue and profits for each of these individual product lines.

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as this activity is managed separately from the business segments. As of November 30, 2009 our restructuring program was completed. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.

	Consumer	Industrial	Total
	(in millions)
Three months ended February 28, 2010
Net sales	$453.6	$310.9	$764.5
Operating income	79.7	21.1	100.8
Income from unconsolidated operations	5.2	1.1	6.3

Three months ended February 28, 2009
Net sales	$420.6	$297.9	$718.5
Restructuring charges	.3	.2	.5
Operating income excluding restructuring charges	74.3	16.0	90.3
Income from unconsolidated operations	1.8	1.4	3.2

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in millions):

Three months ended Feb 28, 2009

Operating income excluding restructuring charges	$90.3
Less: Restructuring charges	.5

Operating income	$89.8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. In 2009, excluding restructuring charges, the consumer business contributed 60% of sales and 82% of operating income and the industrial business contributed 40% of sales and 18% of operating income. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer consumers a range of products from premium to value-priced.

Our Strategy

Our strategy is to improve margins, invest in our business and increase sales and profits. We believe this strategy is as effective now as when we developed it in 1998.

Improving Margins – We are improving margins with cost savings related to our Comprehensive Continuous Improvement (CCI) program. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that include SAP utilization and streamlining processes. However the only amounts we report are actual cost reductions where costs have decreased from the prior year. We are also improving margins with our acquisition of strong consumer brands and introduction of more value-added industrial products. In 2009 we increased gross profit margin with the acquisition of Lawry’s business and CCI-related cost savings. While we continue to experience an environment of volatile costs for many raw and packaging materials, in recent years we have offset this impact with a combination of pricing and cost savings initiatives.

With the benefit of our CCI and our continued shift toward a more favorable business mix, we expect to increase gross profit margin by at least 50 basis points in 2010.

Investing in the Business – We are investing in our consumer business by revitalizing our core brands in the United States and abroad, including new products, new packaging and greater marketing support. In 2009, we increased brand marketing by $20 million to reignite growth of the Lawry’s brand, promote our relaunch of dry seasoning mixes in the U.S., introduce our new Vahine patisserie dessert mixes in France, and fuel sales of other products. In 2010, we are also going to seize the opportunity to increase marketing support behind our leading brands and new products to capture consumer interest as they continue to prepare meals at home.

As an industry leader, McCormick brings innovative ideas to consumers. Our 2010 new product line-up for our U.S. consumer business includes Perfect Pinch and Recipe Inspirations, which both did very well in test markets during 2009. We are on the forefront of taste trends and develop an annual Flavor Forecast® for the benefit of chefs, food editors, customers and consumers. Many of the new products currently being developed provide convenience, authentic ethnic flavors, a healthy profile and great taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to advance the health benefits of spices and herbs.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Increasing Sales and Profits – With the investments in our business, our long-term goals are to grow sales 2 to 4% (in local currency) and increase earnings per share 9 to 11%. In 2010, earnings per share are expected to grow 6 to 8% as we make a significant investment in increased brand marketing. In addition to increased sales and profit, our business generates strong cash flow and we exceeded $400 million in cash flow from operations for the first time in 2009. We are looking for another year of excellent cash generation from our business with higher profit and further reduction in our working capital. We are building shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 24 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended February 28,
(in millions)	2010	2009

Net sales	$764.5	$718.5
Percent increase	6.4%
Gross profit	$310.2	$284.2
Gross profit margin	40.6%	39.6%

The sales increase of 6.4% for the first quarter includes a 4.6% favorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 1.8%. Volume and product mix added 1.4% to sales, with a strong contribution from the consumer business partially offset by slightly lower volume and mix in the industrial business. Pricing increased sales 0.4% in the first quarter.

Gross profit for the first quarter of the year increased by 9.1% over the comparable period from last year, which was attributed to the increase in net sales coupled with a gross profit margin improvement of 100 basis points. The rise in our gross profit margin was driven by the benefits of our CCI program and improved business mix. Included in our cost of goods sold for the first quarter of 2010 are $5 million of costs associated with our recall of a limited number of products that contained an ingredient supplied by Basic Food Flavors. We do not anticipate that this recall will significantly impact future periods except to the extent that we could recover costs from Basic Food Flavors.

	Three months ended February 28,
(in millions)	2010	2009

Selling, general & administrative expense (SG&A)	$209.4	$193.9
Percent of net sales	27.4%	27.0%

The increase in SG&A in dollars and as a percent of net sales is primarily driven by higher marketing support. For the first quarter of 2010, we have increased our marketing spend by $7.9 million or 28% over the prior year. The Company anticipates continuing to increase its marketing support during 2010, with a targeted 2010 increase of $20 million over 2009 levels.

	Three months ended February 28,
(in millions)	2010	2009

Interest expense	$12.3	$14.4
Other income, net	.6	.5

Lower total average debt outstanding led to a favorable variance in interest expense in 2010 when compared to 2009, as we continue to pay down the debt from the Lawry’s acquisition.

	Three months ended February 28,
(in millions)	2010	2009

Income from consolidated operations before income taxes	$89.1	$75.9
Income taxes	27.5	21.4
Effective tax rate	30.9%	28.2%

The effective tax rate for the first quarter of 2010 includes $1.9 million in discrete tax benefits for the settlement of a tax audit and the change in deferred tax liabilities due to a Canadian tax rate decrease. The effective tax rate for the first quarter of

2009 includes $2.6 million in discrete tax benefits related to the settlement of a tax audit (see Note 7 to the financial statements). We are projecting a tax rate of approximately 32% for 2010.

	Three months ended February 28,
(in millions)	2010	2009

Income from unconsolidated operations	$6.3	$3.2

Income from unconsolidated operations for the first quarter 2010 increased $3.1 million compared to the same period in 2009. This increase was due to the performance of our joint venture in Mexico, which experienced a double digit sales increase over the prior year. Also, in the first quarter of 2009 this joint venture was impacted by an unfavorable currency exchange rate, as well as higher soybean oil cost (a main ingredient for mayonnaise which is the leading product for this joint venture). Later in 2009 currency rates stabilized and we worked through our unfavorable soybean inventory position.

The following table outlines the major components of the change in diluted earnings per share from 2009 to 2010:

Three months ended February,
2009 Earnings per share – diluted	$.44
Higher operating income	.06
Higher unconsolidated income	.02
Lower interest expense	.01
Effect of higher tax rate	(.02)

2010 Earnings per share - diluted	$.51

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments. The restructuring program ended in November 2009 and there are no restructuring charges in 2010.

CONSUMER BUSINESS

	Three months ended February 28,
	2010	2009
(in millions)

Net sales	$453.6	$420.6
Percent growth	7.8%
Operating income excluding restructuring charges	79.7	74.3
Operating income margin, excluding restructuring charges	17.6%	17.7%

The 7.8% increase in sales in the first quarter of 2010 as compared to the first quarter of 2009 included a favorable impact of 4.3% from foreign currency rates. Excluding the foreign currency impact, we grew sales 3.5%. Volume and product mix added 3.0% to sales, while pricing accounted for another 0.5% increase.

In the Americas, sales increased 5.0% in the first quarter of 2010, compared to the first quarter of 2009, including a 1.5% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 3.5%. Increases in holiday spices and extracts, our dry seasoning mixes and Zatarain’s products drove this increase. To drive these increases we increased our marketing support and have had a successful response. We expect this increased marketing support to continue into the second quarter where we will be spending in support of our new product launches.

First quarter 2010 sales in EMEA (Europe, Middle East and Africa region) increased 13.1% compared to the first quarter of 2009. Excluding the impact from favorable foreign exchange rates, sales increased 3.3%, with pricing actions adding 1.5%. Category increases in the U.K. and France remained robust and we achieved strong sales in these markets with incremental marketing for our Schwartz, Ducros and Vahine branded products. These increases were offset in part by the sales performance in some of the smaller markets including Belgium, Italy and The Netherlands.

In the Asia/Pacific region, sales increased 20.1% in the first quarter of 2010, compared to the first quarter of 2009, with a 13.6% increase coming from favorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 6.5% with 4.2% coming from higher volume and product mix and pricing adding 2.3%. This was driven by a double-digit increase in China where we significantly increased marketing support and continued to gain distribution into new cities and retail channels.

First quarter 2010 operating income excluding restructuring charges for our consumer business increased $5.4 million, or 7.3%, compared to the first quarter of 2009. This was slightly below the 7.8% increase in sales, due mainly to the costs associated with our product recall. Of the $5 million of costs of goods sold associated with our recall of a limited number of products recorded in the first quarter of 2010, $2.3 million was included in our consumer segment operating results.

INDUSTRIAL BUSINESS

	Three months ended February 28,
	2010	2009
(in millions)

Net sales	$310.9	$297.9
Percent increase	4.4%
Operating income excluding restructuring charges	21.1	16.0
Operating income margin, excluding restructuring charges	6.8%	5.4%

The first quarter sales increase of 4.4% from the first quarter of 2010 includes a favorable foreign exchange rate impact of 5.2%. Excluding this impact of foreign currency, sales decreased 0.8%. Volume and product mix lowered sales by 1.1%, while higher pricing added 0.3% to sales.

Our focus in the industrial business in 2010 is largely on product innovation and margin improvement through both a more favorable business mix and CCI-led cost savings. In the first quarter of 2010 we made great strides in each of these areas. With the introduction of some new value-added products sold to food manufacturers, we offset the impact of continued weakness in the food service channels.

In the Americas, sales increased 0.6%, but decreased 1.5% excluding the impact from favorable foreign exchange rates. In response to lower commodity costs such as dairy items, we reduced pricing for certain products during this period. We grew volume with the introduction of new flavors for food manufacturers in the U.S. and in Mexico. However, sales were impacted by continued weakness in demand from the restaurant industry. For both food manufacturers and food service customers, we are encouraged by a number of new products in the pipeline.

In EMEA, industrial sales increased 15.2%, but only increased 0.6% excluding the impact from favorable foreign exchange rates. Pricing was an important component of our sales growth in this region, adding 6.4%. Volume and product mix were unfavorable and reduced sales 5.8% in the first quarter. We had good sales growth with quick service restaurants in this region and with snack seasonings. However, sales of branded products to U.K. food service customers were impacted by the bankruptcy of our major distributor that occurred in the second quarter of 2009.

In the Asia/Pacific region, industrial sales increased 11.3% in the first quarter of 2010 compared to the first quarter of 2009, which included a favorable foreign exchange rate impact of 9.9%. Excluding this impact of foreign currency, sales grew 1.4%. Higher volume and product mix accounted for a 1.6% increase, while pricing reduced sales 0.2%. Our sales to quick service restaurants were quite strong, with improving restaurant traffic in China. This was offset in part by a reduction in our bulk ingredient sales during the first quarter.

In the first quarter of 2010, industrial business operating income excluding restructuring charges increased 31.9%, compared to the first quarter of 2009. This increase far exceeded the sales increase as a result of a positive shift in our sales mix and greater productivity and cost savings across our operations, partially offset by the costs associated with our product recall. Of the $5 million of costs of goods sold associated with our recall of a limited number of products recorded in the first quarter of 2010, $2.7 million was included in our industrial segment operating results.

RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. As of November 30, 2009 this restructuring program was completed.

The restructuring plan has reduced complexity and increased the organizational focus on growth opportunities in both the consumer and industrial businesses. We are projecting up to $65 million of annual cost savings by the end of 2010. In 2006, we realized $10 million of annual cost savings, an additional $35 million in 2007, an additional $11 million in 2008 and an additional $5 million in 2009. These savings have improved margins and increased earnings per share, offset higher costs, as well as allowed us to invest a portion of these savings in sales growth drivers such as brand advertising.

During the three months ended February 28, 2010 and 2009, we spent $5.2 million and $4.4 million, respectively, in cash on the restructuring plan. We expect to spend another $7.0 million of cash during the remainder of 2010 to fund accruals made in prior years.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	Feb 28, 2010	Feb 28, 2009	November 30, 2009

Notional value	$60.8	$52.7	$159.7

Unrealized gain (loss)	.7	6.4	(.8)

Contracts with durations which are less than 7 days and used for short-term cash flow funding are not included in the table above.

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of February 28, 2010, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $14.1 million gain as of February 28, 2010, compared to a $17.0 million gain as of November 30, 2009. The change in fair values is due to changes in interest rates.

Commodity Risk

We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, wheat, onion, capsicums (red peppers and paprika), soybean oil and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We have not used derivatives to manage the volatility related to this risk.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2010, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2009.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended February 28,
	2010	2009
	(in millions)

Net cash used in operating activities	$(5.1)	$(13.3)

Net cash used in investing activities	(8.8)	(15.4)

Net cash provided by financing activities	8.4	14.5

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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. In the first quarter of 2010 cash flow from operations was a decline of $5.1 million, compared to a $13.3 million decline in the first quarter of 2009. The improvement in operating cash flow is driven by improved operating income and more effective management of working capital items. More favorable cash flow from management of inventory and trade accounts receivable was mostly offset by $25 million of higher pension contributions in the first quarter of 2010 as compared to the same period last year.

Investing Cash Flow – The decrease in cash outflow used for investing is due to the fact that we spent less in capital expenditures in 2010 as compared to 2009. We spent $9.0 million on capital expenditures in the first quarter of 2010, compared to $15.4 million for the same period last year. Capital expenditures for the fiscal year 2010 are currently expected to be approximately $90 to $100 million.

Financing Cash Flow – The decrease in cash flow provided by financing activities when compared to the prior year is primarily due to a decrease in net borrowings. In the first quarter of 2009, we increased short-term borrowings by $41.6 million to fund operating and investing cash requirements. In the first quarter of 2010, we increased short-term borrowings by $28.9 million for the same reasons.

There were no shares repurchased during the quarters ended February 28, 2010 and February 28, 2009. As of February 28, 2010, $39 million remained of the $400 million share repurchase authorization. Since we have significantly reduced the Lawry’s debt, we are re-evaluating the share repurchase program.

During the three months ended February 28, 2010, we received proceeds of $14.0 million from exercised options compared to $4.2 million in the same period in the prior year. We increased dividends paid to $34.4 million for the first quarter of 2010 compared to $31.2 million in the same period last year. Dividends paid in the first quarter of 2010 were declared on November 24, 2009.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 43.3% as of February 28, 2010, down from 53.8% at February 28, 2009 and up slightly from 42.5% at November 30, 2009. The decrease in debt-to-total capital at February 28, 2010 as compared to February 28, 2009 is primarily due to the decrease in short-term and long-term borrowings as we are using excess cash to reduce the debt related to the Lawry’s acquisition.

During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2010 and 2009 were $353.0 million and $490.9 million, respectively. Total average debt outstanding for the three months ended February 28, 2010 and 2009 was $1,222.2 million and $1,410.5 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2010, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $21 million, inventory of approximately $20 million, goodwill of approximately $57 million and other comprehensive income of approximately $112 million since February 28, 2009. At February 28, 2010, the exchange rates for the Euro, the British pound sterling and Australian dollar were lower than at November 30, 2009. Exchange rate fluctuations resulted in decreases in accounts receivable of approximately $14 million, inventory of approximately $9 million, goodwill of approximately $56 million and other comprehensive income of approximately $101 million since November 30, 2009.

Credit and Capital Markets

Credit market conditions were volatile during 2008 and 2009 but have continued to improve in 2010.

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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. The assets in our pension plans have been affected by fluctuations in the capital markets, which has an effect on the amount of funding necessary for our pension plans. We estimate that total contributions to our pension plans in 2010 are expected to be approximately $50 million, which compares to $72.3 million of contributions in 2009. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACCOUNTING AND DISCLOSURE CHANGES

New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of the financial statements for further details of these impacts.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, including those related to: the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected margin improvements, expected trends in net sales and earnings performance and other financial measures, annualized savings and other benefits from our restructuring activities, the expectations of pension funding, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, and global economic conditions generally which would include the availability of financing, interest and inflation rates as well as foreign currency fluctuations, and other risks described in the our Form 10-K for the fiscal year ended November 30, 2009. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2009. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations

above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2009 fiscal year end.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, in addition to the other information set forth in this report, are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Non-Voting Common Stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Damage to Our Reputation or Brand Name, Loss of Brand Relevance Increase in Private Label Use by Customers or Consumers or Product Quality or Safety Concerns Could Negatively Impact Us.

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

The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could cause consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients. Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our reputation or brands. In addition, a product recall or an adverse result in related litigation could have a negative effect on our business and financial results.

ITEM 6.	EXHIBITS

Filed as Exhibit 10(xi) is the Asset Purchase Agreement (“APA”) between McCormick and Conopco, Inc., pursuant to which McCormick purchased the assets of Lawry’s business from Conopco, Inc. The APA has been filed to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about McCormick or Conopco, Inc. The APA contains representations and warranties the parties thereto made to and solely for the benefit of each other, and such representations and warranties may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that McCormick delivered in connection with the execution of the APA. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the APA, which subsequent information may or may not be fully reflected in McCormick’s disclosures.

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on January 26, 2010	Incorporated by reference from Exhibit 3(ii) of McCormick’s Form 10-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(viii)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(ix)	The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

	(xi)	Asset Purchase Agreement, dated November 13, 2007, between McCormick and Conopco, Inc., which agreement is incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated November 13, 2007, File No. 1-14920, as filed with the Securities and Exchange Commission on November 16, 2007.

	(xii)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009 and January 1, 2010, which is incorporated by reference from Exhibit 10(xii) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications Attached.

(32)	Section 1350 Certifications Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: March 31, 2010	By:	/S/ GORDON M. STETZ, JR.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: March 31, 2010	By:	/S/ KENNETH A. KELLY, JR.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller