Form 10-K/A
period 2009-11-30
MCCORMICK & CO INC
filed 2010-05-26
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009 Commission file number 001-14920

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). (Check one)

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2009: $224,351,586

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2009: $3,597,996,913

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,400,370	December 31, 2009
Common Stock Non-Voting	119,732,307	December 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2009	Part I, Part II

Proxy Statement for
McCormick’s March 31, 2010
Annual Meeting of Shareholders	Part III

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2009, to include the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2009 and 2008, the Zatarain’s Partnership L.P. 401(K) Retirement Plan for the years ended December 31, 2009 and 2008, and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2009 and 2008. This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

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

THE MCCORMICK 401(K) RETIREMENT PLAN

DATE: May 26, 2010	By:	/S/ CECILE K. PERICH
Cecile K. Perich
Vice President - Human Relations
and Plan Administrator

The McCormick 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2009 and 2008

NOVEMBER 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan (the Plan) as of November 30, 2009 and 2008, and the related statement of changes in net assets available for benefits for the year ended November 30, 2009. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2009 and 2008, and the changes in its net assets available for benefits for the year ended November 30, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2009 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 19, 2010

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2009 and 2008

	2009	2008
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$100,907,047	$88,164,501
Pooled, common and collective funds	33,957,943	34,010,105
Mutual funds	181,705,688	131,656,831
Participant loans	4,881,840	3,999,478

Total Investments	321,452,518	257,830,915

Receivables:
Employer contributions	39,179	38,191
Employee contributions	104,334	98,621
Accrued interest and dividends	60,025	131,289
Due from funds for securities sold, net	1,717,826	—

Total Receivables	1,921,364	268,101

Total Assets at Fair Value	323,373,882	258,099,016

LIABILITIES
Due to funds for securities purchased	—	66,564

Net Assets at Fair Value	323,373,882	258,032,452
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(67,780)	1,903,417

Net Assets Available for Benefits	$323,306,102	$259,935,869

The accompanying notes are an integral part of these financial statements.

The McCormick 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2009

ADDITIONS
Contributions:
Employer contributions	$6,137,561
Employee contributions	13,715,290
Rollover	380,555
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,699,944
Mutual funds	2,358,974
Interest	1,069,636
Net appreciation of investments	49,983,410
Other, net	253,717

Total Additions	76,599,087

DEDUCTIONS
Participant withdrawals	13,214,987
Administrative expenses	13,867

Total Deductions	13,228,854

Net Increase	63,370,233
Net assets available for benefits, beginning of year	259,935,869

Net Assets Available for Benefits, End of Year	$323,306,102

The accompanying notes are an integral part of this financial statement.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2009 and 2008

1. DESCRIPTION OF THE PLAN

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company, the Plan Sponsor), which incorporates a 401(k) savings and investment option.

Effective March 22, 2002, the Plan was amended to provide that the McCormick & Company, Incorporated Common Stock Fund investment option is designated as an employee stock ownership plan (ESOP). This designation allows participants investing in McCormick & Company, Incorporated common stock to elect to receive, in cash, dividends that are paid on McCormick & Company, Incorporated common stock held in their 401(k) Retirement Plan accounts. Dividends may also continue to be reinvested. The McCormick & Company, Incorporated common stock fund invests principally in common stock of the Plan Sponsor. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of November 30, 2009, 2,933,671 units were outstanding with a value of approximately $34.40 per unit (4,575,549 units were outstanding with a value of approximately $19.27 per unit as of November 30, 2008). As of November 30, 2009, the Fund held 2,829,965 shares of McCormick & Company, Incorporated common stock with an aggregate value of $100,803,341 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $103,706. As of November 30, 2008, the Fund held 2,905,421 shares of McCormick & Company, Incorporated common stock with an aggregate value of $86,494,373 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,670,128.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit-responsive within the meaning of the Accounting Standards Codification (ASC) 962. Accordingly, in the Statements of Net Assets Available for Benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid by the Plan and included as administrative expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of year-end and the changes therein and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

3. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated February 25, 2004, stating that the Plan as designed is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to receiving the determination letter from the Internal Revenue Service, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan sponsor believes the Plan is designed and currently being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4. INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2009 the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in value by $49,983,410, as follows:

McCormick & Company, Incorporated – Common stock	$17,124,939
Pooled, common and collective funds	(946,519)
Mutual funds	33,804,990

Total	$49,983,410

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2009 and 2008 are as follows:

	As of November 30,
	2009	2008
McCormick & Company, Incorporated – Common stock fund	$100,907,047	$88,164,501
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	33,890,163	35,913,522
Mutual funds:
Vanguard S&P 500 Index Fund	30,699,207	25,524,290
Blackrock Large Cap Core Fund	26,448,209	21,853,972
Vanguard Total Bond Market Index Fund	18,793,903	16,671,258
American Funds EuroPacific Growth Fund	21,024,981	13,707,221

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

4. INVESTMENTS (continued)

Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement and disclosure (ASC 820), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at November 30, 2009.

Common stocks, corporate bonds and U.S. government securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds: Valued at the net asset value (“NAV”) of shares held by the plan at year end.

Participant loans: Valued at amortized cost, which approximates fair value.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2009:

	Assets at Fair Value as of November 30, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds
Equity Funds	$125,112,320	$—	$—	$125,112,320
Bond Funds	26,092,136	—	—	26,092,136
Balanced Funds	30,501,232	—	—	30,501,232
Common stocks
Consumer Staples	100,907,047	—	—	100,907,047
Guaranteed investment contract	—	33,957,943	—	33,957,943
Participant loans	—	—	4,881,840	4,881,840

Total assets at fair value	$282,612,735	$33,957,943	$4,881,840	$321,452,518

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2008:

	Assets at Fair Value as of November 30, 2008
	Level 1	Level 2	Level 3	Total
Mutual funds
Equity Funds	$92,014,218	$—	$—	$92,014,218
Bond Funds	17,617,030	—	—	17,617,030
Balanced Funds	22,025,583	—	—	22,025,583
Common stocks
Consumer Staples	88,164,501	—	—	88,164,501
Guaranteed investment contract	—	34,010,105	—	34,010,105
Participant loans	—	—	3,999,478	3,999,478

Total assets at fair value	$219,821,332	$34,010,105	$3,999,478	$257,830,915

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

4. INVESTMENTS (continued)

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended November 30, 2009:

Participant Loans
Balance, beginning of year	$3,999,478
Realized gains/(losses)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	882,362

Balance, end of year	$4,881,840

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following table presents a reconciliation of net assets available for benefits and net increase (decrease) in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2009	2008
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$323,306,102	$259,935,869
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	67,780	(1,903,417)

Net assets available for benefits per the Form 5500, at fair value	$323,373,882	$258,032,452

Year Ended November 30, 2009
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$63,370,233
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	1,971,197

Net increase in net assets available for benefits per Form 5500	$65,341,430

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i - Schedule of Assets (Held at End of Year)

As of November 30, 2009

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common Stock*	2,829,965	$100,803,341

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	103,706	103,706

		100,907,047

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	764,384	33,957,943

Mutual Funds
Vanguard S&P 500 Index Fund	304,798	30,699,207
Blackrock Large Cap Core Fund	2,671,536	26,448,209
Vanguard Total Bond Market Index Fund	1,779,726	18,793,903
American Funds EuroPacific Growth Fund	545,395	21,024,981
Vanguard Target Retirement Fund 2025	1,039,026	11,834,508
Vanguard Windsor II Fund Adm	207,529	8,680,941
ICM Small Company Value Fund	442,941	10,138,917
Vanguard Target Retirement Fund 2015	647,941	7,438,358
Managers Small Cap Fund	499,779	6,891,958
Vanguard Target Retirement Fund #308	349,917	3,761,606
Vanguard Total International Stock Index	451,689	6,563,039
T Rowe Price Growth Stock Fund	234,723	6,267,104
Vanguard Mid Cap Index Fund	343,609	5,367,165
Vanguard Target Retirement Fund 2035	440,386	5,112,878
Vanguard Small Cap Index Signal	130,525	3,030,798
Vanguard Target Retirement Fund 2045	195,994	2,353,883
Pimco Total Return Fund	661,072	7,298,233

		181,705,688

Participant loans (5.00% – 8.50% annual interest rates)*		4,881,840

		$321,452,518

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 17, 2010, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2009, our report dated May 17, 2010, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2009, and our report dated May 19, 2010, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2009.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 19, 2010
Hunt Valley, Maryland

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061

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

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

DATE: May 26, 2010	By:	/S/ REGINA TEMPLET
Regina Templet
Director of Finance – Zatarain’s Brands
and Plan Administrator

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of December 31, 2009 and 2008

DECEMBER 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

    (on behalf of The Zatarain’s Partnership, L.P. 401(k) Savings Plan)

We have audited the accompanying statements of net assets available for benefits of The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) as of December 31, 2009 and 2008, and the related statement of changes in net assets available for benefits for the year ended December 31, 2009. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2009 and 2008 and the changes in its net assets available for benefits for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2009 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 19, 2010

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statements of Net Assets Available for Benefits

As of December 31, 2009 and 2008

	2009	2008
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$62,409	$94,246
Pooled, common and collective fund	973,749	937,813
Mutual funds	5,460,241	4,203,971
Participant loans	189,712	156,807

Total Investments	6,686,111	5,392,837

Receivables:
Employer contributions	335,219	357,000
Employee contributions	9,808	—
Accrued interest and dividends	1,548	2,870

Total Receivables	346,575	359,870

Total Assets at Fair Value	7,032,686	5,752,707

LIABILITIES
Due to funds for securities purchased	—	2,359

Net Assets at Fair Value	7,032,686	5,750,348
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(1,944)	52,486

Net Assets Available for Benefits	$7,030,742	$5,802,834

The accompanying notes are an integral part of these financial statements.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended December 31, 2009

ADDITIONS
Contributions:
Employer contributions	$424,570
Employee contributions	345,770
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,412
Mutual funds	45,037
Interest	20,794
Net appreciation of investments	1,287,001
Other, net	41,611

Total Additions	2,167,195

DEDUCTIONS
Participant withdrawals	937,887
Administration expenses	1,400

Total Deductions	939,287

Net increase	1,227,908
Net assets available for benefits, beginning of year	5,802,834

Net Assets Available for Benefits, End of Year	$7,030,742

The accompanying notes are an integral part of this financial statement

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2009 and 2008

1. DESCRIPTION OF THE PLAN

The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) is a defined contribution plan sponsored by Zatarain’s Partnership, L.P. (the Company, the Plan Sponsor), which incorporates a 401(k) savings and investment option. The investment option in common stock of McCormick & Company, Incorporated was added April 1, 2004. The Company is a wholly owned subsidiary of McCormick & Company, Incorporated. The Plan covers all full-time employees of Zatarain’s Partnership, L.P. who have completed one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives are contained in the Plan Document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their compensation, subject to certain limitations. The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation per payroll period. The Company also makes an annual safe harbor profit sharing contribution of 3% of an employee’s eligible compensation. The Company may make an additional non-elective profit sharing contribution. An employee is required to have at least one year of service to participate in the plan. During the year ended December 31, 2009, the Company made profit-sharing contributions of $333,000.

Participants are immediately vested in their contributions, the profit-sharing contribution and all earnings on their vested balances. The Company’s matching contributions vest as follows:

After Years of Service	Vesting Percentage
1	0%
2	20%
3	50%
4	60%
5	100%

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant. At each plan year end, the employer profit-sharing contribution is unallocated. Forfeitures of Company contributions are used to offset future Company contributions. Forfeitures during the year ended December 31, 2009 were $12,405 which were used to reduce the Company’s contribution.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

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

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of December 31, 2009, 7,466 units were outstanding with a value of approximately $8.36 per unit (10,708 units were outstanding with a value of approximately $8.80 per unit as of December 31, 2008). As of December 31, 2009, the Fund held 1,564 shares of McCormick & Company, Incorporated common stock with an aggregate value of $56,507 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $5,902. As of December 31, 2008, the Fund held 2,707 shares of McCormick & Company, Incorporated common stock with an aggregate value of $86,245 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $8,001.

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive within the meaning of the Accounting Standards Codification (ASC) 962. Accordingly, in the statements of net assets available for Benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of year-end and the changes therein and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

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

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

4. INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended December 31, 2009, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by $1,287,001, as follows:

McCormick & Company, Incorporated - Common stock	$6,050
Pooled, common and collective funds	(26,264)
Mutual funds	1,307,215

Total	$1,287,001

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	$971,805	$990,299
Mutual funds:
Vanguard Target Retirement 2025 #304	1,131,057	810,285
American Funds EuroPacific Growth Fund	1,104,562	728,557
T. Rowe Price Growth Stock Fund	990,907	674,064
Vanguard Total Bond Market Index I #222	342,998	601,250
Vanguard Institutional Index Fund	658,973	503,272
Vanguard Target Retirement 2015	*	355,090

*	Amounts below the 5% threshold.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

4. INVESTMENTS (continued)

Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement and disclosure (ASC 820), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009.

Common stocks, corporate bonds and U.S. government securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds: Valued at the net asset value (“NAV”) of shares held by the plan at year end.

Participant loans: Valued at amortized cost, which approximates fair value.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds
Equity Funds	$3,442,418	$—	$—	$3,442,418
Bond Funds	408,417	—	—	408,417
Balanced Funds	1,609,406	—	—	1,609,406
Common stocks
Consumer Staples	62,409	—	—	62,409
Guaranteed investment contract	—	973,749	—	973,749
Participant loans	—	—	189,712	189,712

Total assets at fair value	$5,522,650	$973,749	$189,712	$6,686,111

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2008:

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Mutual funds
Equity Funds	$2,288,695	$—	$—	$2,288,695
Bond Funds	602,562	—	—	602,562
Balanced Funds	1,312,714	—	—	1,312,714
Common stocks
Consumer Staples	94,246	—	—	94,246
Guaranteed investment contract	—	937,813	—	937,813
Participant loans	—	—	156,807	156,807

Total assets at fair value	$4,298,217	$937,813	$156,807	$5,392,837

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

4. INVESTMENTS (continued)

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2009:

Participant Loans
Balance, beginning of year	$156,807
Realized gains/(losses)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	32,905

Balance, end of year	$189,712

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

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements—(Continued)

December 31, 2009 and 2008

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following table presents a reconciliation of net assets available for benefits and net increase (decrease) in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of December 31,
	2009	2008
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$7,030,742	$5,802,834
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	1,944	(52,486)

Net assets available for benefits per the Form 5500, at fair value	$7,032,686	$5,750,348

Year Ended December 31, 2009
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$1,227,908
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	54,430

Net increase in net assets available for benefits per Form 5500	$1,282,338

Supplemental Schedule

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Schedule H, Line 4i - Schedule of Assets (Held at End of Year)

As of December 31, 2009

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common stock*	1,564	$56,507

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	5,902	5,902

		62,409
Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	21,860	973,749

Mutual Funds
Vanguard Target Retirement 2025 #304	99,917	1,131,057
American Funds EuroPacific Growth Fund	28,855	1,104,562
T Rowe Price Growth Stock Fund	36,020	990,907
Vanguard Total Bond Market Index I #222	33,140	342,998
Vanguard Institutional Index Fund	6,462	658,973
Vanguard Target Retirement 2015	9,236	104,460
ICM Small Company Value Fund	5,545	137,298
Vanguard Total International Stock Index	10,840	156,206
Vanguard Target Retirement 2035 #305	17,574	204,212
Vanguard Target Retirement 2045 #306	13,372	160,732
Vanguard Windsor II Fund Adm	1,829	76,878
Blackrock Large Cap Core Fund	5,464	55,026
Vanguard Small Cap Index Signal	4,672	115,811
Vanguard Mid Cap Index Fund	5,985	98,151
Managers Small-Cap Fund	3,320	48,607
Vanguard Target Retirement Fund #308	844	8,944
Pimco Total Return Fund Institutional Shares #35	6,057	65,419

		5,460,241

Participant loans (4.25% – 8.25% annual interest rates)*	189,712	189,712

		$6,686,111

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 17, 2010, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2009, our report dated May 17, 2010, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2009, and our report dated May 19, 2010, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2009.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 19, 2010
Hunt Valley, Maryland

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061

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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE : May 26, 2010	By:	/S/ CRAIG BERGER
Craig Berger
Director of Finance – Mojave Foods Corporation
and Plan Administrator

The Mojave Foods Corporation 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2009 and 2008

NOVEMBER 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) as of November 30, 2009 and 2008, and the related statement of changes in net assets available for benefits for the year ended November 30, 2009. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2009 and 2008 and the changes in its net assets available for benefits for the year ended November 30, 2009, in conformity with accounting principles generally accepted in the Unites States of America.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets (held at end of year) as of November 30, 2009 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SB & Company, LLC

Hunt Valley, Maryland

May 19, 2010

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2009 and 2008

	2009	2008
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick Stock Fund	$76,517	$43,655
Pooled, common and collective funds	86,080	91,288
Mutual funds	825,655	516,666
Participant loans	71,862	33,296

Total Investments	1,060,114	684,905

Receivables:
Employer contributions	48,629	37,494
Employee contributions	550	244
Accrued interest and dividends	440	464

Total Receivables	49,619	38,202

Total Assets at Fair Value	1,109,733	723,107

LIABILITIES
Due to funds for securities purchased	—	471

Net Assets at Fair Value	1,109,733	722,636
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(172)	5,109

Net Assets Available for Benefits	$1,109,561	$727,745

The accompanying notes are an integral part of these financial statements.

The Mojave Foods Corporation 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2009

ADDITIONS
Contributions:
Employer contributions	$45,295
Employee contributions	184,828
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,641
Mutual funds	10,733
Interest	6,734
Net appreciation of investments	147,742
Other, net	2,687

Total Additions	399,660

DEDUCTIONS
Participant withdrawals	16,850
Administrative expenses	994

Total Deductions	17,844

Net increase	381,816
Net assets available for benefits, beginning of year	727,745

Net Assets Available for Benefits, End of Year	$1,109,561

The accompanying notes are an integral part of this financial statement.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2009 and 2008

1. DESCRIPTION OF THE PLAN

The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by Mojave Foods Corporation (the Company, the Plan Sponsor) which incorporates a 401(k) savings and investment option. The Company is a wholly owned subsidiary of McCormick & Company, Incorporated. The Plan covers substantially all full-time employees of Mojave Foods Corporation who have completed six months of service. Employees classified as “leased employees” of the Company are not eligible for participation. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The Plan began April 1, 2004. The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives are contained in the Plan document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the year ended November 30, 2009, the Company made a discretionary matching contribution of 25% of eligible employee pretax contributions.

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

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

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

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Accounting

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2009, 8,440 units were outstanding with a value of approximately $9.07 per unit (5,046 units were outstanding with a value of approximately $8.65 per unit as of November 30, 2008). As of November 30, 2009, the Fund held 1,963 shares of McCormick & Company, Incorporated common stock with an aggregate value of $70,040 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $6,477. As of November 30, 2008, the Fund held 1,342 shares of McCormick & Company, Incorporated common stock with an aggregate value of $39,951 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $3,704.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

2. SUMMARY OF ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive within the meaning of the Accounting Standards Codification (ASC) 962. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

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

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

3. INCOME TAX STATUS

The Plan was designed using a non-standardized prototype plan document and has received an opinion letter from the Internal Revenue Service (IRS) dated August 30, 2001 stating that the form of the plan is qualified under Section 401 of the Internal Revenue Code (the Code), and therefore, the related trust is tax-exempt. In accordance with Revenue Procedure 2006-6 and Announcement 2001-77, the Plan sponsor has determined that it is eligible to and has chosen to rely on the current IRS prototype plan opinion letter. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan sponsor believes the Plan is being operated in compliance with the applicable requirements of the Code and therefore, believes that the Plan is qualified and the related trust is tax-exempt.

4. INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2009, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by $147,742, as follows:

McCormick & Company, Incorporated - Common stock	$10,604
Pooled, common and collective funds	(4,451)
Mutual funds	141,589

Total	$147,742

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2009 and 2008 are as follows:

	As of November 30, 2009
	2009	2008
McCormick & Company, Incorporated – common stock fund	$76,517	$43,655
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	85,908	96,397
Mutual funds:
Vanguard Total Bond Market Index Fund I #222	142,629	114,184
Vanguard Institutional Index Fund	186,503	108,774
ICM Small Company Portfolio Fund	71,137	51,225
Vanguard Target Retirement 2035 #305	63,633	39,841
Vanguard Target Retirement 2025 #304	64,143	35,337
Vanguard Windsor II Fund Adm	67,633	*

*	Balance is under 5%

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

4. INVESTMENTS (continued)

Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement and disclosure (ASC 820), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at November 30, 2009.

Common stocks, corporate bonds and U.S. government securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds: Valued at the net asset value (‘NAV”) of shares held by the plan at year end.

Participant loans: Valued at amortized cost, which approximates fair value.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2009:

	Assets at Fair Value as of November 30, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds
Equity Funds	$442,950	$—	$—	$442,950
Bond Funds	165,086	—	—	165,086
Balanced Funds	217,619	—	—	217,619
Common stocks
Consumer Staples	76,517	—	—	76,517
Guaranteed investment contract	—	86,080	—	86,080
Participant loans	—	—	71,862	71,862

Total assets at fair value	$902,172	$86,080	$71,862	$1,060,114

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2008:

	Assets at Fair Value as of November 30, 2008
	Level 1	Level 2	Level 3	Total
Mutual funds
Equity Funds	$275,969	$—	$—	$275,969
Bond Funds	114,184	—	—	114,184
Balanced Funds	126,513	—	—	126,513
Common stocks
Consumer Staples	43,655	—	—	43,655
Guaranteed investment contract	—	91,288	—	91,288
Participant loans	—	—	33,296	33,296

Total assets at fair value	$560,321	$91,288	$33,296	$684,905

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

4. INVESTMENTS (continued)

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended November 30, 2009:

Participant Loans
Balance, beginning of year	$33,296
Realized gains/(losses)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	38,566

Balance, end of year	$71,862

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

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements—(Continued)

November 30, 2009 and 2008

7. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following table presents a reconciliation of net assets available for benefits and net increase (decrease) in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2009	2008
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$1,109,561	$727,745
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	172	(5,109)

Net assets available for benefits per the Form 5500, at fair value	$1,109,733	$722,636

Year Ended November 30, 2009
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$381,816
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	5,281

Net increase in net assets available for benefits per Form 5500	$387,097

Supplemental Schedule

The Mojave Foods Corporation 401(k) Retirement Plan

Schedule H, Line 4i - Schedule of Assets (Held at End of Year)

As of November 30, 2009

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common stock*	1,963	$70,040

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	6,477	6,477

		76,517
Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	1,938	86,080

Mutual Funds
Vanguard Total Bond Market Index Fund I #222	13,507	142,629
Vanguard Institutional Index Fund	1,852	186,503
ICM Small Company Portfolio Fund	3,108	71,137
Vanguard Target Retirement 2035 #305	5,481	63,633
Vanguard Target Retirement 2025 #304	5,631	64,143
Vanguard Windsor II Fund Adm	1,617	67,633
T. Rowe Price Growth Stock Fund	869	23,206
Vanguard Target Retirement Fund #308	4,520	48,585
American Funds EuroPacific Growth Fund	717	27,646
Vanguard Target Retirement 2015 #303	2,462	28,263
Blackrock Large Cap Core Fund	2,221	21,984
Vanguard Total International Stock Index	1,498	21,765
Vanguard Target Retirement Fund 2045 #306	1,082	12,995
Vanguard Mid Cap Index Fund	745	11,630
Managers Small Cap fund #416	26	363
Vanguard Small Cap Index Signal #1345	477	11,083
Pimco Total Return Fund	2,034	22,457

		825,655

Participant loans (5.00%-8.50% annual interest rates)*	71,862	71,862

		$1,060,114

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 17, 2010, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2009, our report dated May 17, 2010, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2009, and our report dated May 19, 2010, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2009.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 19, 2010
Hunt Valley, Maryland

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061