Form 10-Q
period 2010-05-31
MCCORMICK & CO INC
filed 2010-07-07
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding May 31, 2010
Common Stock	12,508,320
Common Stock Non-Voting	120,733,959

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Net sales	$798.3	$757.3	$1,562.8	$1,475.8
Cost of goods sold	471.6	455.1	925.9	889.3

Gross profit	326.7	302.2	636.9	586.5

Selling, general and administrative expense	229.2	212.9	438.5	406.8
Restructuring charges	—	6.8	—	7.3

Operating income	97.5	82.5	198.4	172.4

Interest expense	12.3	13.0	24.6	27.5
Other income, net	—	1.2	0.4	1.7

Income from consolidated operations before income taxes	85.2	70.7	174.2	146.6

Income taxes	25.7	23.8	53.1	45.2

Net income from consolidated operations	59.5	46.9	121.1	101.4

Income from unconsolidated operations	6.7	3.8	13.1	7.0

Net income	$66.2	$50.7	$134.2	$108.4

Earnings per common share – basic	$0.50	$0.39	$1.01	$0.83

Average shares outstanding – basic	133.1	130.6	132.7	130.4

Earnings per common share – diluted	$0.49	$0.38	$1.00	$0.82

Average shares outstanding – diluted	134.8	131.8	134.3	131.8

Cash dividends paid per common share	$0.26	$0.24	$0.52	$0.48

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	May 31, 2010	May 31, 2009	November 30, 2009
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$23.1	$12.9	$39.5
Trade accounts receivables, net	310.8	316.8	365.3
Inventories
Finished products	238.5	241.0	237.6
Raw materials and work-in-process	210.3	209.0	208.3

	448.8	450.0	445.9
Prepaid expenses and other current assets	125.1	105.8	119.8

Total current assets	907.8	885.5	970.5

Property, plant and equipment	1,090.1	1,080.3	1,128.4
Less: accumulated depreciation	(626.2)	(607.3)	(638.6)

Total property, plant and equipment, net	463.9	473.0	489.8

Goodwill, net	1,372.6	1,300.9	1,479.7
Intangible assets, net	231.9	374.6	237.3
Investments and other assets	216.2	202.1	210.5

Total assets	$3,192.4	$3,236.1	$3,387.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$129.1	$320.2	$101.2
Current portion of long-term debt	.4	.8	14.9
Trade accounts payable	254.6	239.6	283.6
Other accrued liabilities	325.2	296.1	418.5

Total current liabilities	709.3	856.7	818.2

Long-term debt	874.6	885.4	875.0
Other long-term liabilities	321.1	226.5	351.1

Total liabilities	1,905.0	1,968.6	2,044.3

Shareholders’ Equity
Common stock	253.9	227.1	235.1
Common stock non-voting	431.8	371.1	398.9
Retained earnings	670.1	499.5	591.5
Accumulated other comprehensive (loss)/income	(76.7)	161.7	109.1
Non-controlling interests	8.3	8.1	8.9

Total shareholders’ equity	1,287.4	1,267.5	1,343.5

Total liabilities and shareholders’ equity	$3,192.4	$3,236.1	$3,387.8

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Six months ended May 31,
	2010	2009
Cash flows from operating activities
Net income	$134.2	$108.4
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	45.9	47.1
Stock-based compensation	7.5	7.8
Income from unconsolidated operations	(13.1)	(7.0)
Changes in operating assets and liabilities	(117.0)	(68.7)
Dividends from unconsolidated affiliates	7.7	9.1

Net cash flow provided by operating activities	65.2	96.7

Cash flows from investing activities
Capital expenditures	(32.4)	(36.6)
Proceeds from sale of property, plant and equipment	.2	.4

Net cash flow used in investing activities	(32.2)	(36.2)

Cash flows from financing activities
Short-term borrowings, net	28.1	17.2
Long-term debt repayments	(14.2)	(50.1)
Proceeds from exercised stock options	29.7	7.2
Common stock acquired by purchase	(6.4)	—
Dividends paid	(69.0)	(62.6)

Net cash flow used in financing activities	(31.8)	(88.3)

Effect of exchange rate changes on cash and cash equivalents	(17.6)	1.8

Decrease in cash and cash equivalents	(16.4)	(26.0)
Cash and cash equivalents at beginning of period	39.5	38.9

Cash and cash equivalents at end of period	$23.1	$12.9

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods.

The results of consolidated operations for the three and six month periods ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2009.

Accounting and Disclosure Changes

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on providing disclosures about plan assets of an employer’s defined benefit pension plan. This will be effective for our annual financial statements for the year ending November 30, 2010.

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

enable users to evaluate the nature and financial effects of the business combination. It is effective for us for any future acquisitions and its implementation may have a material impact on our financial statements for businesses we acquire post-adoption.

2. EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Average shares outstanding – basic	133.1	130.6	132.7	130.4
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.7	1.2	1.6	1.4

Average shares outstanding – diluted	134.8	131.8	134.3	131.8

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2010 and 2009 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Anti-dilutive securities	.7	7.4	3.0	7.1

The following table sets forth the common stock activity for the three and six months ended May 31, 2010 and 2009 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Shares issued under stock option and employee stock purchase plans and RSUs	.9	.4	1.6	.6
Shares repurchased in connection with the stock repurchase program	.2	—	.2	—

As of May 31, 2010, $33 million remained of the $400 million share repurchase authorization that had been authorized by the Board of Directors in June 2005. In June 2010, our Board of Directors authorized a new share repurchase program to purchase up to $400 million of our outstanding shares.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Net income	$66.2	$50.7	$134.2	$108.4
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax of $0.8 and $-, for the three months ended, respectively, and $1.5 and $-, for the six months ended, respectively	3.2	(3.0)	7.1	(1.6)
Foreign currency translation adjustments	(93.1)	144.4	(193.9)	118.6
Derivative financial instruments, net of tax of $0.4 and $1.5, for the three months ended, respectively, and $1.0 and $1.4, for the six months ended, respectively	.2	(3.7)	1.0	(3.5)

Comprehensive (loss) income	$(23.5)	$188.4	$(51.6)	$221.9

The following table sets forth the components of accumulated other comprehensive (loss) income, net of tax where applicable (in millions):

	May 31, 2010	May 31, 2009	November 30, 2009
Foreign currency translation adjustment	$99.4	$224.9	$293.3
Unrealized gain (loss) on foreign currency exchange contracts	.4	.9	(.5)
Unamortized value of settled interest rate swaps	(6.0)	(6.4)	(6.1)
Pension and other postretirement costs	(170.5)	(57.7)	(177.6)

Accumulated other comprehensive (loss) income	$(76.7)	$161.7	$109.1

4. PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31 (in millions):

	United States		International
	2010	2009	2010	2009
Defined benefit plans
Service cost	$3.2	$2.1	$1.3	$1.1
Interest costs	7.3	7.0	2.8	2.4
Expected return on plan assets	(8.0)	(7.0)	(3.4)	(2.8)
Amortization of prior service costs	—	—	.1	.1
Recognized net actuarial loss	3.0	.2	.3	—

Total pension expense	$5.5	$2.3	$1.1	$.8

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31 (in millions):

	United States		International
	2010	2009	2010	2009
Defined benefit plans
Service cost	$6.4	$4.2	$2.7	$2.2
Interest costs	14.6	13.9	5.7	4.9
Expected return on plan assets	(16.0)	(13.9)	(6.9)	(5.5)
Amortization of prior service costs	—	—	.2	.1
Recognized net actuarial loss	5.9	.5	.7	—

Total pension expense	$10.9	$4.7	$2.4	$1.7

During the six months ended May 31, 2010 and 2009, we made $26.0 million and $23 million, respectively, in contributions to our major U.S. pension plan. Contributions to international plans and our nonqualified U.S. plan are generally funded throughout the year. Total contributions to our pension plans in 2010 are expected to be approximately $55 million. Total contributions to our pension plans in fiscal year 2009 were $72.3 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Other postretirement benefits
Service cost	$1.3	$.8	$2.5	$1.6
Interest costs	1.2	1.7	2.5	3.3
Amortization of prior service costs	(1.2)	(1.0)	(2.7)	(1.8)
Amortization of losses and (gains)	.2	(.1)	.6	(.2)
Curtailment	—	—	—	(.3)

Total other postretirement expense	$1.5	$1.4	$2.9	$2.6

5. STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Stock-based compensation expense	$5.5	$5.0	$7.5	$7.8

Our 2010 annual grant of stock options and restricted stock units (RSU) occurred in the second quarter, similar to the 2009 annual grant. The weighted-average grant-date fair value of an option granted in 2010 was $6.88 and in 2009 was $5.04 under a lattice pricing model. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	2010	2009
Risk-free interest rates	0.2-3.8%	0.2-2.7%
Dividend yield	2.7%	3.2%
Expected volatility	20.4-24.2%	24.9%
Expected lives	6.2	6.2

The following is a summary of all option activity for the six months ended May 31:

	2010		2009
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	11.3	$29.45	11.9	$28.33
Granted	1.0	38.39	1.2	29.89
Exercised	(2.1)	22.03	(.4)	19.85
Forfeited/Cancelled	(.1)	34.71	(.1)	35.24

Outstanding at end of May	10.1	31.77	12.6	28.67
Exercisable at end of May	8.0	$30.94	10.8	$28.11

As of May 31, 2010 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $68.9 million and for exercisable options was $60.7 million. The total intrinsic value of all options exercised during the six months ended May 31, 2010 and 2009 was $32.4 million and $5.2 million, respectively.

The following is a summary of all of our RSU activity for the six months ended May 31, 2010 and 2009:

	2010		2009
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	353	$32.40	370	$36.78
Granted	176	38.36	223	29.89
Vested	(232)	33.17	(230)	37.05
Forfeited	(2)	28.26	(1)	34.96

Outstanding at end of period	295	$35.36	362	$32.38

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During 2010 and 2009, the following cash was spent on our restructuring plan (in millions):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Total cash spent	$1.8	$1.5	$7.0	$5.9

The following is a summary of restructuring activities for 2009 (in millions):

	Three months ended May 31, 2009	Six months ended May 31, 2009
Pre-tax restructuring charges
Other restructuring charges	$6.8	$7.3
Recorded in cost of goods sold	.1	—

Reduction in operating income	6.9	7.3
Income tax effect	(2.2)	(2.3)

Reduction in net income	$4.7	$5.0

Consumer	$6.6	$6.8
Industrial	.3	.5

Total restructuring charges	$6.9	$7.3

The restructuring charges incurred in 2009 related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K.

7. INCOME TAXES

There were no significant changes to unrecognized tax benefits during the six months ended May 31, 2010. It is reasonably possible that the amount of liability for unrecognized tax benefits (which was $31.2 million at November 30, 2009) could change significantly during the next twelve months as a result of the resolution of previously filed tax returns in various jurisdictions. An estimate of the possible change cannot be determined at this time.

Income taxes for the three months and six months ended May 31, 2010 include $2.9 million and $4.7 million, respectively, in discrete tax benefits for the settlement of tax audits.

Income taxes for the three months ended May 31, 2009 include an increase of $1.5 million for a discrete adjustment related to the adjustments to prior tax provisions once actual tax returns were prepared and filed. Income taxes for the six months ended May 31, 2009 include $1.2 million of net discrete tax benefits primarily related to the settlement of tax audits and adjustments to prior tax provisions once actual tax returns were prepared and filed.

8. FINANCIAL INSTRUMENTS

We use derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

As of May 31, 2010, the maximum time frame for our foreign exchange forward contracts is 12 months. For all derivatives, the net amount of other comprehensive income expected to be reclassified in the next 12 months is $0.7 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet as of May 31, 2010 and 2009 (in millions):

As of May 31, 2010

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$16.1

Foreign exchange forward contracts	Other current assets	235.5	3.1	Other accrued liabilities	$34.4	$0.7

Total			$19.2			$0.7

As of May 31, 2009

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$14.0

Foreign exchange forward contracts	Other current assets	35.3	1.4	Other accrued liabilities	$33.1	$1.2

Total			$15.4			$1.2

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six months ending May 31, 2010 and 2009 (in millions):

Fair Value Hedges

Derivative	Income statement location	Income or (Expense)
		For the 3 months ended 5/31/10	For the 3 months ended 5/31/09	For the 6 months ended 5/31/10	For the 6 months ended 5/31/09

Interest rate contracts	Interest expense	$1.3	$1.1	$2.5	$1.9

Cash Flow Hedges – For the 3 months ended May 31,

Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2010	2009		2010	2009
Terminated interest rate contracts	—	—	Interest expense	$(.4)	$(.3)
Foreign exchange contracts	$.4	$(3.9)	Cost of goods sold	(.1)	2.4

Total	$.4	$(3.9)		$(.5)	$2.1

Cash Flow Hedges – For the 6 months ended May 31,

Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2010	2009		2010	2009

Terminated interest rate contracts	—	—	Interest expense	$(.7)	$(.7)

Foreign exchange contracts	$1.7	$(2.5)	Cost of goods sold	—	3.6

Total	$1.7	$(2.5)		$(.7)	$2.9

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis at May 31, 2010 are as follows (in millions):

		Fair value measurements using fair value hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets

Cash and cash equivalents	$23.1	$23.1	$—	$—
Long-term investments	64.0	19.7	44.3	—
Interest rate derivatives	16.1	—	16.1	—
Foreign currency derivatives	3.1	—	3.1	—

Total	$106.3	$42.8	$63.5	$—

Liabilities

Long-term debt	$941.2	$—	$941.2	$—
Foreign currency derivatives	0.7	—	0.7	—

Total	$941.9	$—	$941.9	$—

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Consumer	Industrial	Total
	(in millions)
Three months ended May 31, 2010
Net sales	$452.7	$345.6	$798.3
Operating income	68.2	29.3	97.5
Income from unconsolidated operations	5.2	1.5	6.7

Three months ended May 31, 2009
Net sales	$435.1	$322.2	$757.3
Restructuring charges	6.6	.3	6.9
Operating income excluding restructuring charges	71.7	17.7	89.4
Income from unconsolidated operations	2.6	1.2	3.8

Six months ended May 31, 2010
Net sales	$906.2	$656.6	$1,562.8
Operating income	148.0	50.4	198.4
Income from unconsolidated operations	10.5	2.6	13.1

Six months ended May 31, 2009
Net sales	$855.7	$620.1	$1,475.8
Restructuring charges	6.8	.5	7.3
Operating income excluding restructuring charges	145.9	33.8	179.7
Income from unconsolidated operations	4.4	2.6	7.0

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in millions):

	Three months ended May 31, 2009	Six months ended May 31, 2009
Operating income	$82.5	$172.4
Add: Restructuring charges	6.9	7.3

Operating income excluding restructuring charges	$89.4	$179.7

11. SUBSEQUENT EVENT

In June 2010, we signed an agreement to purchase a 26% non-controlling interest in Eastern Condiments Private Limited (Eastern) for approximately $35 million. Eastern, based in Kerala, India, is a leading brand of spices, seasonings and other related food products in India and the Middle East. The completion of the share purchase is expected to occur in our fourth quarter of 2010 subject to regulatory approval.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

We are a global leader in the manufacture, marketing and distribution of spices, herbs, seasonings, specialty foods and flavors to the entire food industry. Customers range from retail outlets and food manufacturers to food service businesses. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. Annually, approximately 40% of our sales are outside of the United States.

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

Improving Margins – We are improving margins with cost savings related to our Comprehensive Continuous Improvement (CCI) program. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that include SAP utilization and streamlining processes. However the only amounts we report are actual cost reductions where costs have decreased from the prior year. We are also improving margins with our acquisition of strong consumer brands and introduction of more value-added industrial products. In 2009, we increased gross profit margin with our acquisition of the assets of the Lawry’s business and CCI-related cost savings. While we continue to experience an environment of volatile costs for many raw and packaging materials, in recent years we have offset this impact with a combination of pricing and cost savings initiatives.

With the benefit of our CCI program and our continued shift toward a more favorable business mix, we expect to increase our gross profit margin by at least 50 basis points in 2010 compared to 2009.

Investing in the Business – We are investing in our consumer business by revitalizing our core brands in the United States and abroad, through the introduction of new products, new packaging and greater marketing support. In 2009, we increased brand marketing by $20 million to reignite growth of the Lawry’s brand, promote our relaunch of dry seasoning mixes in the U.S., introduce our new Vahine patisserie dessert mixes in France, and fuel sales of other products. In 2010, we are increasing marketing support behind our leading brands and new products to capture consumer interest as they continue to prepare meals at home.

As an industry leader, McCormick brings innovative ideas to consumers. Our 2010 new product line-up for our U.S. consumer business includes Perfect Pinch and Recipe Inspirations, which both did very well in test markets during 2009 and have gained high retailer acceptance during a national roll-out in 2010. We believe we are on the forefront of taste trends and develop an annual Flavor Forecast® for the benefit of chefs, food editors, customers and consumers. Many of the new products currently being developed provide convenience, authentic ethnic flavors, a healthy profile and great taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to advance the health benefits of spices and herbs. Our industrial customers are focusing on the strongest part of our value proposition, which is quality and reliability.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in expanding our presence in emerging markets that offer high growth potential, such as India and China. In June 2010, we signed an agreement to purchase a 26% non-controlling interest in Eastern Condiments Private Limited, a leading brand of spices, seasonings and other related food products in India and the Middle East. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Increasing Sales and Profits – With the investments in our business, our long-term goals are to grow sales 4 to 6% and increase earnings per share 9 to 11% on an annual basis. In 2010, earnings per share are expected to grow 6 to 8% as we make a significant investment in increased brand marketing. Also in 2010, net sales are expected to grow 2 to 4% in local currency. In addition to increased sales and profit, our business generates strong cash flow and we exceeded $400 million in cash flow from operations for the first time in 2009. We are looking for another year of strong cash generation from our business with higher profit and further reduction in our working capital. We are building shareholder return with consistent dividend payments and a resumption of our share repurchase program. We have paid dividends every year since 1925 and increased the dividend in each of the past 24 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2010	2009	2010	2009
Net sales	$798.3	$757.3	$1,562.8	$1,475.8
Percent increase	5.4%		5.9%
Gross profit	$326.7	$302.2	$636.9	$586.5
Gross profit margin	40.9%	39.9%	40.8%	39.7%

The sales increase of 5.4% for the second quarter includes a 3.7% favorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 1.7%. Volume and product mix added 2.9% to sales, with a strong contribution from the industrial business, particularly EMEA and China. Pricing decreased sales 1.2% in the second quarter primarily related to the pass-through of lower costs to industrial customers.

For the six months ended May 31, 2010, the sales increase of 5.9% versus the same period last year includes 4.2% from the favorable impact of foreign currency. The 1.7% increase excluding the foreign currency impact was due to higher volumes and favorable product mix of 2.0%, partially offset by lower pricing of 0.3%.

Gross profit for the second quarter and first half of the year increased by 8.1% and 8.6%, respectively, over the comparable periods from last year, which were attributed to the increases in net sales coupled with a gross profit margin improvement of 100 basis points for the second quarter and 110 basis points for the half year. These increases in our gross profit margin were well above our 50 basis point projection for the full year and have been driven by the benefits of our CCI program and a favorable business mix within the industrial segment.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2010	2009	2010	2009
Selling, general & administrative expense (SG&A)	$229.2	$212.9	$438.5	$406.8
Percent of net sales	28.7%	28.1%	28.1%	27.5%

The increases in SG&A in dollars and as a percent of net sales for the second quarter and half year were primarily driven by incremental brand marketing support to invest in growth of our leading brands, along with higher retirement benefits and fuel costs. For the second quarter and first half of 2010, we have increased our marketing spend by $7.7 million (or 18%) and $15.5 million (or 22%), respectively, over the same periods of the prior year. The Company anticipates continuing to increase its marketing support during 2010, with a targeted 2010 increase of $20 million over 2009 levels, which has largely occurred in the first half of the year. SG&A in the second quarter of 2009 included $7.5 million of expenses related to the bankruptcy of a U.K. food service distributor.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2010	2009	2010	2009
Interest expense	$12.3	$13.0	$24.6	$27.5
Other income, net	—	1.2	.4	1.7

Lower total average debt outstanding, coupled with lower short-term interest rates, led to favorable variances in interest expense in 2010 when compared to 2009 for both the quarter and half year. We continue to pay down the debt from the Lawry’s acquisition with cash generated from operations.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2010	2009	2010	2009
Income from consolidated operations before income taxes	$85.2	$70.7	$174.2	$146.6
Income taxes	25.7	23.8	53.1	45.2
Effective tax rate	30.2%	33.7%	30.5%	30.8%

The effective tax rate for the three months and six months ended May 31, 2010 includes $2.9 million and $4.7 million, respectively, in discrete tax benefits. The effective tax rate for the second quarter of 2009 included an increase of $1.5 million for a discrete tax adjustment. The effective tax rate for the first six months of 2009 included $1.2 million in discrete tax benefits. See Note 7 to the financial statements for the nature of the discrete adjustments. We are projecting an underlying tax rate (before discrete tax items) of approximately 33% for 2010. The increase in our underlying tax rate for 2010 was due to the current mix of income among our taxing jurisdictions and lower tax credits in the U.S.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2010	2009	2010	2009
Income from unconsolidated operations	$6.7	$3.8	$13.1	$7.0

Income from unconsolidated operations for the three and six months ended May 31, 2010 increased compared to the same periods in 2009. These increases were mainly due to the performance of our McCormick de Mexico joint venture, which experienced a double digit sales increase over the prior year for both the quarter and half year. Also, this joint venture had a benefit from favorable soybean oil costs and foreign currency exchange rates through the first half of 2010 compared to the same period for 2009. Soybean oil is a main ingredient for mayonnaise, which is the leading product for this joint venture. While we expect continued growth of these businesses in the second half of 2010, our projections do not include additional large variances from favorable input costs and currency.

The following table outlines the major components of the change in diluted earnings per share from 2009 to 2010:

	Three months ended May 31,	Six months ended May 31,
2009 Earnings per share – diluted	$.38	$.82
Higher operating income	.04	.10
Lower restructuring charges	.04	.04
Higher unconsolidated income	.02	.05
Effect of lower tax rate	.02	—
Lower interest expense	—	.01
Effect of higher shares outstanding	(.01)	(.02)

2010 Earnings per share – diluted	$.49	$1.00

NON-GAAP FINANCIAL MEASURES

The tables below include financial measures of operating income excluding restructuring charges and Non-GAAP diluted earnings per share which are non-GAAP financial measures provided as a complement to the results provided in accordance with United States generally accepted accounting principles. We believe that these measures are relevant and useful supplemental information for our investors as our segment performance is evaluated based on operating income excluding restructuring charges from our restructuring programs as restructuring activity is managed separately from the business segments. As of November 30, 2009 our restructuring program was completed.

These non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of these non-GAAP measures to GAAP results is provided below.

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Operating income	$97.5	$82.5	$198.4	$172.4
Impact of restructuring charges	—	6.9	—	7.3

Adjusted operating income	$97.5	$89.4	$198.4	$179.7

% increase versus prior period	9.1%		10.4%

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Net income	$66.2	$50.7	$134.2	$108.4
Impact of restructuring charges	—	4.7	—	5.0

Adjusted net income	$66.2	$55.4	$134.2	$113.4

% increase versus prior period	19.5%		18.3%

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Earnings per share – diluted	$.49	$.38	$1.00	$.82
Impact of restructuring charges	—	.04	—	.04

Adjusted earnings per share – diluted	$.49	$.42	$1.00	$.86

% increase versus prior period	16.7%		16.3%

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments. The restructuring program ended in November 2009 and there are no restructuring charges in 2010.

CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
(in millions)
Net sales	$452.7	$435.1	$906.2	$855.7
Percent growth	4.0%		5.9%
Operating income excluding restructuring charges	68.2	71.7	148.0	145.9
Operating income margin, excluding restructuring charges	15.1%	16.5%	16.3%	17.1%

The 4.0% increase in sales in the second quarter of 2010 as compared to the second quarter of 2009 included a favorable impact of 3.0% from foreign currency rates. Excluding the foreign currency impact, we grew sales 1.0%. Volume and product mix added 1.2% to sales, while pricing accounted for a slight decrease of 0.2%.

In the Americas, sales increased 4.1% in the second quarter of 2010, compared to the second quarter of 2009, including a 2.0% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 2.1% through higher volume and product mix.

An important part of the second quarter sales increase for the Americas came from new products such as Recipe Inspirations and Perfect Pinch. In the U.S., we had another quarter of increased sales of our spices and herbs, which outpaced the sales growth rate of the private label items that we supply. In addition, we achieved double-digit increases for Grill Mates, gourmet items and Simply Asia products. In Canada, we had strong growth during the quarter with promotions behind grilling products and new distribution gains for Billy Bee honey.

Second quarter 2010 sales in EMEA (Europe, Middle East and Africa region) increased 0.2% compared to the second quarter of 2009, with favorable foreign currency rates adding 3.6%. Excluding the impact from favorable foreign exchange rates, sales decreased due to lower volume and unfavorable product mix, partially offset by a small increase from pricing actions.

EMEA sales in the second quarter were impacted by significant declines in several countries where we have smaller businesses, such as Spain, Portugal, Italy, The Netherlands and Belgium. In these markets we are seeing not only weak consumer demand, but retailers pulling back on inventory levels. Our largest consumer markets in this region, France and the U.K., have performed better than these smaller countries. We achieved volume growth through the first half, and while private label continues to outpace the growth of brands, the rate of increase has moderated in the latest period.

Given our first half performance and recent trends, we remain cautious in our third and fourth quarter outlook for our consumer business in the EMEA region.

In the Asia/Pacific region, sales increased 22.2% in the second quarter of 2010, compared to the second quarter of 2009, with a 15.1% increase coming from favorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 7.1% with 11.2% coming from higher volume and product mix and pricing reducing sales by 4.1%. These increases were driven by a double-digit growth in China where we continue to gain distribution. In addition, we have launched several new products including Thai Chili Sauce, which leverages our strength in the bottled sauce category at retail and is supported by a full media campaign. Also, we have added new flavors of ice cream toppings to expand our leading position in this category.

For the six months ended May 31, 2010, the total consumer business sales increase of 5.9% includes 3.6% from favorable foreign exchange rates. The remaining 2.3% was mainly driven by favorable volume and product mix.

The second quarter decrease in consumer business operating income excluding restructuring charges was due largely to the additional $6.8 million of investment in marketing spending and higher retirement and fuel costs. While this marketing spend increased sales in the second quarter, it was also directed toward building consumer awareness and trial of our new products. Income was favorably impacted during the quarter by higher sales and cost savings from CCI.

For the six months ended May 31, 2010, consumer business operating income excluding restructuring charges increased by 1.4% compared to the same period of 2009. The growth in operating income was the result of higher sales and cost savings from CCI. This increase was mostly offset by additional marketing spend of $14.4 million, $1.3 million of costs associated with our product recall in the first quarter of 2010 and higher retirement benefits and fuel costs.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
(in millions)
Net sales	$345.6	$322.2	$656.6	$620.1
Percent increase	7.3%		5.9%
Operating income excluding restructuring charges	29.3	17.7	50.4	33.8
Operating income margin, excluding restructuring charges	8.5%	5.5%	7.7%	5.5%

The 7.3% increase in sales in the second quarter of 2010 as compared to the second quarter of 2009 included a favorable impact of 4.9% from foreign currency rates. Excluding this impact of foreign currency, sales increased 2.4%. Volume and product mix increased sales by 4.9%, while lower pricing decreased sales by 2.5%.

In the Americas, sales increased 1.9%, but decreased 1.0% excluding the impact from favorable foreign exchange rates. In response to lower commodity costs, primarily dairy ingredients, we passed through lower pricing for certain products during this period. We grew volume and product mix by 2.5% with the introduction of new flavors sold to food manufacturers in the U.S. and in Mexico. We had an improvement in sales to food service distributors as we roll-out the new packaging phase of our McCormick for Chefs program.

Sales growth with quick-service restaurants has been below the rate of the prior year. During the second quarter of 2009, we had the benefit of several new products to flavor chicken. We have recently increased our share of business with some of these customers which is expected to lift sales in the second half. For both food manufacturers and food service customers, we have a number of new products in the pipeline.

In EMEA, industrial sales increased 21.8% in the second quarter, including 10.2% from the impact of favorable foreign exchange rates. Higher volume and product mix increased sales by 11.0%, while pricing added 0.6% to sales. We grew sales to quick service restaurants in this region which continue to have good traffic and promotions that emphasize items we flavor. In the second quarter of 2010, sales also benefitted from a recovery in distribution of branded food service products in the U.K., when compared to a period of disruption experienced in the second quarter of 2009. In this region, we have a number of new products, such as sauces and other condiments, in the pipeline.

In the Asia/Pacific region, industrial sales increased 23.6% in the second quarter of 2010 compared to the second quarter of 2009, which included a favorable foreign exchange rate impact of 10.6%. Excluding this impact of foreign currency, sales grew 13.0%. Higher volume and product mix accounted for a 13.5% increase, while pricing reduced sales 0.5%. Our sales to quick service restaurants were quite strong and included new product wins for chicken wing marinades, beverage flavors and other items. Our new product efforts in this region have been extremely successful with more than 50 items scheduled for launch this year.

For the six months ended May 31, 2010, the total industrial business sales increase of 5.9% includes 5.0% from favorable foreign exchange rates. The remaining 0.9% was mainly driven by favorable volumes and product mix of 2.1%, mostly offset by reduced pricing.

The second quarter increase in industrial business operating income excluding restructuring charges was driven by higher sales and productivity improvements from CCI and the $7.5 million of expenses related to the bankruptcy of a U.K. food service distributor recorded last year, partially offset by higher retirement and fuel costs in 2010.

For the six months ended May 31, 2010, industrial business operating income excluding restructuring charges increased by 49.1% compared to the same period of 2009. The growth in operating income was mostly the result of higher sales and cost savings from CCI and expenses related to the bankruptcy of a U.K. food service distributor recorded last year, partially offset by higher retirement benefits and fuel costs recorded in 2010. Cost of goods sold in 2010 includes $4.4 million of costs associated with our product recall in the first quarter of 2010.

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

During the six months ended May 31, 2010 and 2009, we spent $7.0 million and $5.9 million, respectively, in cash on the restructuring plan. We expect to spend another $5.2 million of cash during the remainder of 2010 to fund accruals made in prior years.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2010	May 31, 2009	November 30, 2009
Notional value	$60.4	$68.4	$159.7

Unrealized gain (loss)	1.1	.2	(.8)

Contracts with durations which are less than 7 days and used for short-term cash flow funding are not included in the table above.

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of May 31, 2010, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $16.1 million gain as of May 31, 2010, compared to a $17.0 million gain as of November 30, 2009. The change in fair value is due to changes in interest rates.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2010, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2009.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2010	2009
	(in millions)

Net cash provided by operating activities	$65.2	$96.7

Net cash used in investing activities	(32.2)	(36.2)

Net cash used in financing activities	(31.8)	(88.3)

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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. Higher net income added $25.8 million to operating cash flow for the first half of 2010. This was more than offset by the benefit of a significant decline in accounts receivables in the first half of 2009 and increases in inventory in 2010.

Investing Cash Flow – The decrease in cash outflow used for investing is due to the fact that we spent less in capital expenditures in 2010 as compared to 2009. We spent $32.4 million on capital expenditures in the first six months of 2010, compared to $36.6 million for the same period last year. Capital expenditures for the fiscal year 2010 are currently expected to be approximately $90 million.

Financing Cash Flow – The decrease in cash flow used in financing activities when compared to the prior year is primarily due to an increase in net borrowings, partially offset by additional proceeds from exercised stock options. In the first six months of 2010, we increased net borrowings by $13.9 million to fund operating and investing cash requirements. In the first six months of 2009, we decreased net borrowings by $32.9 million.

During the six months ended May 31, 2010, we received proceeds of $29.7 million from exercised options compared to $7.2 million in the same period in the prior year. We increased dividends paid to $69.0 million for the six months ended May 31, 2010 compared to $62.6 million in the same period last year. Dividends paid in the first quarter of 2010 were declared on November 24, 2009.

The following table outlines the activity in our share repurchase program for the six months ended May 31, 2010 (in millions):

Number of shares of common stock	0.2
Dollar amount	$6.4

There were no shares repurchased during the six months ended May 31, 2009. As of May 31, 2010, $33 million remained of the $400 million share repurchase authorization. In June 2010, our Board of Directors authorized a new share repurchase program to purchase up to $400 million of our outstanding shares. By the end of fiscal year 2010, we expect to spend $50 to $100 million on share repurchases. Our priorities for cash continue to be our dividend payments and the acquisition of strong brands. In the absence of acquisition activity, we will use a portion of cash to repurchase shares.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 43.8% as of May 31, 2010, down from 48.9% at May 31, 2009 and up slightly from 42.5% at November 30, 2009. The decrease in debt-to-total capital at May 31, 2010 as compared to May 31, 2009 is primarily due to the decrease in short-term and long-term borrowings as we are using excess cash to reduce the debt related to the Lawry’s acquisition. The increase in debt-to-total capital at May 31, 2010 as compared to November 30, 2009 is primarily due to a decrease in total stockholders’ equity, which is from lower foreign currency translation adjustments caused by strengthening of the U.S. dollar.

During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2010 and 2009 were $370.0 million and $527.8 million, respectively. Total average debt outstanding for the three months ended May 31, 2010 and 2009 was $1,236.8 million and $1,430.7 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2010, the exchange rates for the Euro and the British pound sterling were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $16 million, inventory of approximately $10 million, goodwill of approximately $70 million and other comprehensive income of approximately $125 million since May 31, 2009. At May 31, 2010, the exchange rates for the Euro, the British pound sterling and Australian dollar were lower than at November 30, 2009. Exchange rate fluctuations resulted in decreases in accounts receivable of approximately $26 million, inventory of approximately $18 million, goodwill of approximately $108 million and other comprehensive income of approximately $194 million since November 30, 2009.

Credit and Capital Markets

Credit market conditions were volatile during 2008 and 2009 but have improved in 2010.

Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, share repurchases and capital expenditures. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund seasonal working capital needs and other general corporate requirements. We generally use these facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable we could borrow directly under our revolving credit facilities. The facilities are made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which would reduce our ability to grow through funding of seasonal working capital.

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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. The assets in our pension plans have been affected by fluctuations in the capital markets, which has an effect on the amount of funding necessary for our pension plans. We estimate that total contributions to our pension plans in 2010 are expected to be approximately $55 million, which compares to $72.3 million of contributions in 2009. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2010 to March 31, 2010	CS – 0 CSNV – 0	$00.00 $00.00	0 0	$39.1 million

April 1, 2010 to April 30, 2010	CS – 39,540 CSNV – 0	$39.15 $00.00	39,540 0	$37.5 million

May 1, 2010 to May 31, 2010	CS – 2,979 CSNV – 120,000	$39.41 $39.21	2,979 120,000	$32.7 million

Total	CS – 42,519 CSNV – 120,000	$39.17 $39.21	42,519 120,000	$32.7 million

As of May 31, 2010, $32.7 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2005. On June 22, 2010, the Board of Directors approved an additional $400 million share repurchase authorization.

ITEM 4.	REMOVED AND RESERVED

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on May 25, 2010	Incorporated by reference from Exhibit 3(ii) of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on May 27, 2010.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(viii)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(ix)	The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

	(xi)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009 and January 1, 2010, which is incorporated by reference from Exhibit 10(xii) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications Attached.

(32)	Section 1350 Certifications Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: July 7, 2010	By:	/S/ GORDON M. STETZ, JR.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: July 7, 2010	By:	/S/ KENNETH A. KELLY, JR.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller