Form 10-Q
period 2010-08-31
MCCORMICK & CO INC
filed 2010-10-01
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding August 31, 2010
Common Stock	12,377,599
Common Stock Non-Voting	120,565,435

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Net sales	$794.6	$791.7	$2,357.4	$2,267.5
Cost of goods sold	459.8	472.7	1,385.7	1,362.0

Gross profit	334.8	319.0	971.7	905.5

Selling, general and administrative expense	208.8	201.5	647.3	608.3
Restructuring charges	0.9		0	8.2

Operating income	126.0	116.6	324.4	289.0

Interest expense	12.4	12.8	37.0	40.2
Other income, net	.5	.3	1.0	1.8

Income from consolidated operations before income taxes	114.1	104.1	288.4	250.6

Income taxes	18.3	32.1	71.4	77.2

Net income from consolidated operations	95.8	72.0	217.0	173.4

Income from unconsolidated operations	6.6	3.1	19.5	10.1

Net income	$102.4	$75.1	$236.5	$183.5

Earnings per common share – basic	$0.77	$0.57	$1.78	$1.40

Average shares outstanding – basic	133.3	130.9	132.9	130.6

Earnings per common share – diluted	$0.76	$0.57	$1.76	$1.39

Average shares outstanding – diluted	134.9	132.4	134.4	132.1

Cash dividends paid per common share	$0.26	$0.24	$0.78	$0.72

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	August 31, 2010	August 31, 2009	November 30, 2009
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$23.6	$27.9	$39.5
Trade accounts receivables, net	319.7	328.6	365.3
Inventories
Finished products	259.1	245.8	237.6
Raw materials and work-in-process	221.0	201.6	208.3

	480.1	447.4	445.9
Prepaid expenses and other current assets	132.2	116.5	119.8

Total current assets	955.6	920.4	970.5

Property, plant and equipment	1,119.2	1,102.8	1,128.4
Less: accumulated depreciation	(654.4)	(630.1)	(638.6)

Total property, plant and equipment, net	464.8	472.7	489.8

Goodwill, net	1,392.1	1,450.2	1,479.7
Intangible assets, net	231.9	235.7	237.3
Investments and other assets	220.3	227.4	210.5

Total assets	$3,264.7	$3,306.4	$3,387.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$97.4	$273.7	$101.2
Current portion of long-term debt	100.3	14.9	14.9
Trade accounts payable	248.9	238.5	283.6
Other accrued liabilities	351.9	327.2	418.5

Total current liabilities	798.5	854.3	818.2

Long-term debt	779.5	870.9	875.0
Other long-term liabilities	304.9	240.9	351.1

Total liabilities	1,882.9	1,966.1	2,044.3

Shareholders’ Equity
Common stock	256.9	231.4	235.1
Common stock non-voting	443.5	376.8	398.9
Retained earnings	709.6	542.3	591.5
Accumulated other comprehensive (loss)/income	(37.0)	181.2	109.1
Non-controlling interests	8.8	8.6	8.9

Total shareholders’ equity	1,381.8	1,340.3	1,343.5

Total liabilities and shareholders’ equity	$3,264.7	$3,306.4	$3,387.8

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Nine months ended August 31,
	2010	2009
Cash flows from operating activities
Net income	$236.5	$183.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	70.1	69.6
Stock-based compensation	9.7	10.5
Income from unconsolidated operations	(19.5)	(10.1)
Changes in operating assets and liabilities	(160.2)	(68.1)
Dividends from unconsolidated affiliates	8.6	9.7

Net cash flow provided by operating activities	145.2	195.1

Cash flows from investing activities
Capital expenditures	(52.5)	(53.8)
Proceeds from sale of property, plant and equipment	6.1	.5

Net cash flow used in investing activities	(46.4)	(53.3)

Cash flows from financing activities
Short-term borrowings, net	(2.4)	(29.2)
Long-term debt repayments	(14.3)	(50.2)
Proceeds from exercised stock options	45.9	13.7
Common stock acquired by purchase	(38.2)	0
Dividends paid	(103.7)	(94.0)

Net cash flow used in financing activities	(112.7)	(159.7)

Effect of exchange rate changes on cash and cash equivalents	(2.0)	6.9

Decrease in cash and cash equivalents	(15.9)	(11.0)
Cash and cash equivalents at beginning of period	39.5	38.9

Cash and cash equivalents at end of period	$23.6	$27.9

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

The results of consolidated operations for the three and nine month periods ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

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

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any minority interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. It is effective for us for any acquisitions in 2010 and beyond and its implementation may have a material impact on our financial statements for businesses we acquire.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. ACQUISITIONS

In June 2010, we signed an agreement to purchase a 26% non-controlling interest in Eastern Condiments Private Limited (Eastern) for approximately $35 million. Eastern, based in India, is a leading brand of spices, seasonings and other related food products in India and the Middle East. The completion of the non-controlling interest is expected to occur in our fourth quarter of 2010 subject to regulatory approval.

3. EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Average shares outstanding – basic	133.3	130.9	132.9	130.6
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.6	1.5	1.5	1.5

Average shares outstanding – diluted	134.9	132.4	134.4	132.1

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2010 and 2009 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Anti-dilutive securities	.8	4.5	3.2	4.3

The following table sets forth the common stock activity for the three and nine months ended August 31, 2010 and 2009 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Shares issued under stock option and employee stock purchase plans and RSUs	.5	.2	2.1	.8
Shares repurchased in connection with the stock repurchase program	.8	0	1.0	0

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of August 31, 2010, $0.9 million remained of the $400 million share repurchase authorization that had been authorized by the Board of Directors in June 2005. In June 2010, our Board of Directors authorized a new share repurchase program to purchase up to $400 million of our outstanding shares.

4. COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Net income	$102.4	$75.1	$236.5	$183.5
Other comprehensive income (loss), (net of tax):
Pension and other postretirement benefit plans, net of tax	0	(.3)	7.1	(1.9)
Foreign currency translation adjustments	40.3	20.4	(153.7)	139.0
Derivative financial instruments, net of tax	(.5)	(.5)	.5	(3.9)

Comprehensive income	$142.2	$94.7	$90.4	$316.7

The other comprehensive income (loss) balances in the table above are net of deferred tax benefit (expense) of $1.1 million and ($3.7) million for the three and nine months ended August 31, 2010, respectively, and $0.2 million and $1.6 million for the three and nine months ended August 31, 2009, respectively.

The following table sets forth the components of accumulated other comprehensive (loss) income, net of tax where applicable (in millions):

	August 31, 2010	August 31, 2009	November 30, 2009
Foreign currency translation adjustment	$139.6	$245.2	$293.3
Unrealized gain (loss) on foreign currency exchange contracts	.1	.3	(.5)
Unamortized value of settled interest rate swaps	(6.2)	(6.2)	(6.1)
Pension and other postretirement costs	(170.5)	(58.1)	(177.6)

Accumulated other comprehensive (loss) income	$(37.0)	$181.2	$109.1

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31 (in millions):

	United States		International
	2010	2009	2010	2009
Defined benefit plans
Service cost	$3.2	$2.1	$1.3	$1.2
Interest costs	7.3	7.0	2.8	2.7
Expected return on plan assets	(8.0)	(7.0)	(3.3)	(3.1)
Amortization of prior service costs	0	0	.1	.1
Recognized net actuarial loss	3.0	.2	.3	0

Total pension expense	$5.5	$2.3	$1.2	$.9

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31 (in millions):

	United States		International
	2010	2009	2010	2009
Defined benefit plans
Service cost	$9.6	$6.3	$4.0	$3.4
Interest costs	21.9	20.9	8.5	7.6
Expected return on plan assets	(24.0)	(21.0)	(10.2)	(8.6)
Amortization of prior service costs	0	.1	.2	.2
Recognized net actuarial loss	8.9	.7	1.1	0

Total pension expense	$16.4	$7.0	$3.6	$2.6

During the nine months ended August 31, 2010 and 2009, we made $47.5 million and $52.2 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in 2010 are expected to be approximately $55 million. Total contributions to our pension plans in fiscal year 2009 were $72.3 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Other postretirement benefits
Service cost	$1.2	$.8	$3.7	$2.4
Interest costs	1.3	1.7	3.7	5.0
Amortization of prior service costs	(1.4)	(.9)	(4.1)	(2.7)
Amortization of losses and (gains)	.3	(.1)	1.0	(.3)
Curtailment	0	0	0	(.3)

Total other postretirement expense	$1.4	$1.5	$4.3	$4.1

6. STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Stock-based compensation expense	$2.2	$2.7	$9.7	$10.5

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	2010	2009
Risk-free interest rates	0.2-3.8%	0.2-2.7%
Dividend yield	2.7%	3.2%
Expected volatility	20.4-24.2%	24.9%
Expected lives	6.2	6.2

The following is a summary of all option activity for the nine months ended August 31:

	2010		2009
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	11.3	$29.45	11.9	$28.33
Granted	1.0	38.39	1.2	29.89
Exercised	(2.6)	22.63	(.7)	20.34
Forfeited/Cancelled	(.1)	33.97	(.1)	35.24

Outstanding at end of August	9.6	32.11	12.3	28.81
Exercisable at end of August	7.5	$31.32	10.5	$28.27

As of August 31, 2010 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $74.8 million and for exercisable options was $63.9 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2010 and 2009 was $39.5 million and $7.9 million, respectively.

The following is a summary of all of our RSU activity for the nine months ended August 31, 2010 and 2009:

	2010		2009
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	353	$32.40	370	$36.78
Granted	176	38.36	223	29.89
Vested	(233)	33.18	(235)	36.40
Forfeited	(3)	32.17	(2)	33.70

Outstanding at end of period	293	$35.37	356	$32.39

7. RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. From 2005 through 2009, we recorded total pre-tax charges of $128.7 million for this program.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of November 30, 2009 this restructuring program was completed and all costs had been accrued.

During 2010 and 2009, the following cash was spent on our restructuring plan (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Total cash (received) spent	$(3.2)	$1.3	$3.8	$7.2

The cash received in 2010 includes $5.9 million in proceeds on the sale of our manufacturing facility in The Netherlands.

The following is a summary of restructuring activities for 2009 (in millions):

	Three months ended August 31, 2009	Nine months ended August 31, 2009
Pre-tax restructuring charges
Other restructuring charges	$.9	$8.2
Recorded in cost of goods sold	0	0

Reduction in operating income	.9	8.2
Income tax effect	(.2)	(2.5)

Reduction in net income	$.7	$5.7

Consumer	$.7	$7.5
Industrial	.2	.7

Total restructuring charges	$.9	$8.2

The restructuring charges incurred in 2009 related to the consolidation of production facilities in Europe, including the closure of our manufacturing plant in The Netherlands, and the reorganization of distribution networks in the U.K.

8. INCOME TAXES

The total amount of unrecognized tax benefits as of August 31, 2010 and November 30, 2009 were $15.9 million and $31.2 million, respectively. There was a decrease of $18.1 million in the gross liability for uncertain tax positions related to the expiration of statutes of limitations in various jurisdictions, the completion of a tax audit and the settlement of tax litigation. This decrease was partially offset by an increase of $2.8 million, of which $0.5 million relates to prior years and $2.3 million relates to 2010. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We record interest and penalties on income taxes in income tax expense. We had accrued $0.9 million and $3.9 million of interest and penalties related to unrecognized tax benefits as of August 31, 2010 and November 30, 2009, respectively.

Income taxes for the three months and nine months ended August 31, 2010 include $16.1 million and $20.8 million, respectively, in discrete tax benefits. The discrete tax benefits in the third quarter of 2010 are mainly due to a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions where we reorganized our European operations and divested certain of our joint ventures. In addition to the $13.9 million reversal, there were also other reversals of accruals for closed tax years and a tax benefit for the adjustment to a prior year tax provision after the actual tax return was filed. The discrete tax benefits for the nine months ended August 31, 2010 include the benefits noted in the third quarter and additional tax benefits recorded in the first six months of 2010 based on the settlement of tax audits.

Income taxes for the three months and nine months ended August 31, 2009 include $1.6 million and $2.8 million, respectively, of net discrete tax benefits. For the quarter, there are $3.0 million of benefits from adjustments to prior year tax accruals based on final tax return filings. This was partially offset by $1.4 million of a valuation allowance set up for certain deferred tax assets that may not be realized in future periods. For the year, there are $4.2 million of benefits from settlement of tax audits and adjustments to prior year tax accruals based on final tax return filings. This was partially offset by $1.4 million of a valuation allowance set up for certain deferred tax assets that may not be realized in future periods.

9. FINANCIAL INSTRUMENTS

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

As of August 31, 2010, the maximum time frame for our foreign exchange forward contracts is 15 months. For all derivatives, the net amount of other comprehensive income expected to be reclassified in the next 12 months is $1.3 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table discloses the fair values of derivative instruments on our balance sheet as of August 31, 2010 and 2009 (in millions):

As of August 31, 2010

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$19.4

Foreign exchange forward contracts	Other current assets	39.4	.7	Other accrued liabilities	$287.8	$3.2

Total			$20.1			$3.2

As of August 31, 2009

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$13.5

Foreign exchange forward contracts	Other current assets	245.8	2.3	Other accrued liabilities	$25.7	$1.1

Total			$15.8			$1.1

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine months ending August 31, 2010 and 2009 (in millions):

Fair Value Hedges

Derivative	Income statement location	Income or (Expense)
		For the 3 months ended 8/31/10	For the 3 months ended 8/31/09	For the 9 months ended 8/31/10	For the 9 months ended 8/31/09

Interest rate contracts	Interest expense	$1.2	$1.0	$3.7	$2.9

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges – For the 3 months ended August 31,

Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2010	2009		2010	2009
Terminated interest rate contracts	0	0	Interest expense	$(.3)	$(.3)
Foreign exchange contracts	$(1.3)	$.3	Cost of goods sold	(.1)	1.4

Total	$(1.3)	$.3		$(.4)	$1.1

Cash Flow Hedges – For the 9 months ended August 31,

Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2010	2009		2010	2009
Terminated interest rate contracts	0	0	Interest expense	$(1.0)	$(1.0)
Foreign exchange contracts	$.4	$(2.2)	Cost of goods sold	(.1)	5.0

Total	$.4	$(2.2)		$(1.1)	$4.0

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

10. FAIR VALUE MEASUREMENTS

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

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis at August 31, 2010 are as follows (in millions):

		Fair value measurements using fair value hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets

Cash and cash equivalents	$23.6	$23.6	$0	$0
Long-term investments	62.1	12.2	49.9	0
Interest rate derivatives	19.4	0	19.4	0
Foreign currency derivatives	.7	0.7		0

Total	$105.8	$35.8	$70.0	$0

Liabilities

Long-term debt	$968.8	$0	$968.8	$0
Foreign currency derivatives	3.2	0	3.2	0

Total	$972.0	$0	$972.0	$0

The fair values of long-term investments are based on quoted market prices from various stock and bond exchanges. The long-term debt fair values are based on quotes for like instruments with similar credit ratings and terms. The fair values for interest rate and foreign currency derivatives are based on quotations from various banks for similar instruments using models with market based inputs.

11. BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, specialty foods and flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the McCormick® brand and a variety of brands around the world, including Lawry’s®, Zatarain’s®, Simply Asia®, Thai Kitchen®, Ducros®, Vahine®, Silvo®, Schwartz®, Club House® and Billy Bee®. Our industrial segment sells to multinational food manufacturers and food service customers both directly and indirectly through distributors.

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

	Consumer	Industrial	Total
	(in millions)
Three months ended August 31, 2010
Net sales	$454.1	$340.5	$794.6
Operating income	95.8	30.2	126.0
Income from unconsolidated operations	5.0	1.6	6.6

Three months ended August 31, 2009
Net sales	$450.5	$341.2	$791.7
Restructuring charges	.7	.2	.9
Operating income excluding restructuring charges	89.0	28.5	117.5
Income from unconsolidated operations	2.4	.7	3.1

	Consumer	Industrial	Total
	(in millions)
Nine months ended August 31, 2010
Net sales	$1,360.3	$997.1	$2,357.4
Operating income	243.8	80.6	324.4
Income from unconsolidated operations	15.4	4.1	19.5

Nine months ended August 31, 2009
Net sales	$1,306.2	$961.3	$2,267.5
Restructuring charges	7.5	.7	8.2
Operating income excluding restructuring charges	234.9	62.3	297.2
Income from unconsolidated operations	6.8	3.3	10.1

The following table is a reconciliation of operating income excluding restructuring charges to operating income (in millions):

	Three months ended Aug 31, 2009	Nine months ended Aug 31, 2009
Operating income	$116.6	$289.0
Add: Restructuring charges	.9	8.2

Operating income excluding restructuring charges	$117.5	$297.2

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. SUBSEQUENT EVENTS

In September 2010, we purchased the assets of Caamacosta, Inc.(“Caamacosta”) for $11 million in cash. This business operates in North America and is included in our consumer segment from the date of acquisition. Caamacosta packages, distributes and sells spices, herbs, chilies, corn husks and other Mexican specialty food items under the “El Bravo” brand.

In September 2010, our EMEA region (Europe, Middle East and Africa) completed a joint venture agreement with Yildiz Holding, a leading food manufacturer in Turkey. This joint venture will be a consumer business. The goal of the partnership is to build a leading brand of spices, herbs and seasoning products in Turkey. This is a start-up operation and, accordingly, there is no current investment or revenues.

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

With the benefit of our CCI program and our continued shift toward a more favorable business mix, we expect to increase our gross profit margin by 100 basis points for fiscal year 2010 compared to 2009.

Investing in the Business - We are investing in our consumer business through the introduction of new products, new packaging and greater marketing support. In 2010, we are increasing marketing support behind our leading brands and new products to capture consumer interest as they continue to prepare meals at home. In 2009, we increased brand marketing by $20 million to reignite growth of the Lawry’s brand, promote our relaunch of dry seasoning mixes in the U.S., introduce our new Vahine patisserie dessert mixes in France, and fuel sales of other products.

As an industry leader, McCormick brings innovative ideas to consumers. Our 2010 new product line-up for our U.S. consumer business includes Recipe Inspirations® and Perfect Pinch®, which both did very well in test markets during 2009 and have gained high retailer acceptance during a national roll-out in 2010. We believe we are on the forefront of taste trends and develop an annual Flavor Forecast® for the benefit of chefs, food editors, customers and consumers. Many of the new products currently being developed provide convenience, authentic ethnic flavors, a healthy profile and great taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to support scientific research on the health benefits of spices and herbs. Our industrial customers are focusing on the strongest part of our value proposition, which is quality and reliability.

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

Increasing Sales and Profits – With the investments in our business, our long-term goals are to grow sales 4 to 6% and increase earnings per share 9 to 11% on an annual basis. In 2010, earnings per share are expected to grow 9 to 11% on a comparable basis. In 2010, because there are no incremental sales from acquisitions, net sales are expected to grow 2 to 4% in local currency. In addition to increased sales and profit, our business generates strong cash flow. We are building shareholder return with consistent dividend payments and a resumption of our share repurchase program. We have paid dividends every year since 1925 and increased the dividend in each of the past 24 years.

RESULTS OF OPERATIONS - COMPANY

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2010	2009	2010	2009
Net sales	$794.6	$791.7	$2,357.4	$2,267.5
Percent increase	.4%		4.0%
Gross profit	$334.8	$319.0	$971.7	$905.5
Gross profit margin	42.1%	40.3%	41.2%	39.9%

The sales increase of 0.4% for the third quarter includes a 1.1% unfavorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 1.5%. Volume and product mix added 1.7% to sales. Pricing decreased sales 0.2% in the third quarter primarily related to the pass-through of lower costs (mostly dairy ingredients) to industrial customers.

For the nine months ended August 31, 2010, the sales increase of 4.0% versus the same period last year includes 2.3% from the favorable impact of foreign currency. The 1.7% increase excluding the foreign currency impact was due to favorable volumes and product mix of 2.0%, partially offset by lower pricing of 0.3%.

Gross profit margin improved 180 basis points for the third quarter and 130 basis points for the first nine months of the year. These increases in our gross profit margin were well above our 50 basis point projection for the full year and have been driven by the benefits of our CCI program and a favorable business mix mainly within the industrial segment.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2010	2009	2010	2009
Selling, general & administrative expense (SG&A)	$208.8	$201.5	$647.3	$608.3
Percent of net sales	26.2%	25.5%	27.4%	26.8%

The increases in SG&A in dollars and as a percent of net sales for the third quarter were primarily driven by higher benefit costs. For the nine months, the increases in SG&A were driven by higher retirement benefit costs as well as incremental brand marketing support to invest in growth of our leading brands. For the first nine months of 2010, we have increased our marketing spend by $13.6 million, or 13%, over the same period of the prior year. We anticipate further increases in marketing support during 2010, with a targeted 2010 increase of $20 million over 2009 levels. SG&A in the first nine months of 2009 included $7.5 million of expenses related to the bankruptcy of a U.K. food service distributor.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2010	2009	2010	2009
Interest expense	$12.4	$12.8	$37.0	$40.2
Other income, net	.5	.3	1.0	1.8

Lower total average debt outstanding, coupled with lower short-term interest rates, led to favorable variances in interest expense in 2010 when compared to 2009 for both the quarter and the first nine months of the year. We continue to pay down the debt from the Lawry’s acquisition with cash generated from operations.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2010	2009	2010	2009
Income from consolidated operations before income taxes	$114.1	$104.1	$288.4	$250.6
Income taxes	18.3	32.1	71.4	77.2
Effective tax rate	16.0%	30.8%	24.8%	30.8%

The effective tax rate for the three months and nine months ended August 31, 2010 includes $16.1 million and $20.8 million, respectively, in discrete tax benefits. Excluding these discrete tax benefits, our underlying effective tax rate for 2010 is projected to be approximately 32%. This has decreased from our 33% projection at the end of the second quarter of 2010 due to the mix of earnings of our differing tax jurisdictions and projected tax credits in the U.S. The effective tax rate for the three and nine months ended August 31, 2009 includes $1.6 million and $2.8 million of net discrete tax benefits. See Note 8 to the financial statements for the nature of the discrete tax adjustments.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2010	2009	2010	2009
Income from unconsolidated operations	$6.6	$3.1	$19.5	$10.1

Income from unconsolidated operations for the three and nine months ended August 31, 2010 increased compared to the same periods in 2009. These increases were mainly due to the performance of our McCormick de Mexico joint venture, which experienced a double digit sales increase over the prior year for both the quarter and half year. Also, this joint venture had a benefit from favorable soybean oil costs and foreign currency exchange rates through the first nine months of 2010 compared to the same period for 2009. Soybean oil is a main ingredient for mayonnaise, which is the leading product for this joint venture. In addition, our other smaller joint ventures have experienced good growth in both sales and income in 2010. We believe income from unconsolidated operations could reach $25 million in this fiscal year.

The following table outlines the major components of the change in diluted earnings per share from 2009 to 2010:

	Three months ended August 31,	Nine months ended August 31,
2009 Earnings per share – diluted	$.57	$1.39
Reversal of significant tax accrual	.10	.10
Higher operating income	.05	.14
Lower restructuring charges	—	.04
Higher unconsolidated income	.03	.07
Effect of lower tax rate	.02	.03
Lower interest expense	—	.02
Effect of higher shares outstanding	(.01)	(.03)

2010 Earnings per share – diluted	$.76	$1.76

NON-GAAP FINANCIAL MEASURES

The tables below include financial measures of operating income and diluted earnings per share excluding restructuring charges and the benefit of a significant tax accrual. These are non-GAAP financial measures which are provided as a complement to the results provided in accordance with United States generally accepted accounting principles. We believe that these measures are relevant and useful supplemental information for our investors as our segment performance is evaluated based on operating income excluding restructuring charges from our restructuring programs as restructuring activity is managed separately from the business segments. As of November 30, 2009 our restructuring program was completed.

In the third quarter of 2010 our discrete tax benefits include a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions where we reorganized our European operations and divested certain of our joint ventures. We are treating this $13.9 million discrete tax benefit as a non-GAAP adjustment. We are providing non-GAAP results that exclude the impact of this reversal as the item to which it relates was recorded as a restructuring charge, and it also allows for a better comparison of 2010 financial results to the prior year and a more appropriate base for 2011 projections.

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

	Three months ended Aug 31,		Nine months ended Aug 31,
	2010	2009	2010	2009
Operating income	$126.0	$116.6	$324.4	$289.0
Impact of restructuring charges	0	.9	0	8.2

Adjusted operating income	$126.0	$117.5	$324.4	$297.2

% increase versus prior period	7.2%		9.2%

	Three months ended Aug 31,		Nine months ended Aug 31,
	2010	2009	2010	2009
Net income	$102.4	$75.1	$236.5	$183.5
Impact of restructuring charges	0	.7	0	5.7
Reversal of significant tax accrual	(13.9)	0	(13.9)	0

Adjusted net income	$88.5	$75.8	$222.6	$189.2

% increase versus prior period	16.8%		17.7%

	Three months ended Aug 31,		Nine months ended Aug 31,
	2010	2009	2010	2009
Earnings per share – diluted	$.76	$.57	$1.76	$1.39
Impact of restructuring charges	0	0	0	.04
Reversal of significant tax accrual	(.10)	0	(.10)	0

Adjusted earnings per share – diluted	$.66	$.57	$1.66	$1.43

% increase versus prior period	15.8%		16.1%

RESULTS OF OPERATIONS – SEGMENTS

We measure segment performance based on operating income excluding restructuring charges from our restructuring program as this program is managed separately from our business segments. The restructuring program ended in November 2009 and there are no restructuring charges in 2010.

CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
(in millions)
Net sales	$454.1	$450.5	$1,360.3	$1,306.2
Percent growth	.8%		4.1%
Operating income excluding restructuring charges	95.8	89.0	243.8	234.9
Operating income margin, excluding restructuring charges	21.1%	19.8%	17.9%	18.0%

The 0.8% increase in sales in the third quarter of 2010 as compared to the third quarter of 2009 included an unfavorable impact of 1.5% from foreign currency rates. Excluding the foreign currency impact, we grew sales 2.3% in the quarter. Volume and product mix added 0.9% to sales, while pricing, mainly as a result of less coupon activity (coupons are accounted for as a reduction of net sales and considered pricing in our analysis), accounted for an increase of 1.4%.

In the Americas, sales increased 3.7% in the third quarter of 2010, compared to the third quarter of 2009, including a 0.6% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 3.1%, with 1.7% through higher volume and product mix and 1.4% due to pricing.

The favorable volume and product mix in the Americas was driven by incremental sales from new products, particularly Recipe Inspirations, along with increased sales of Hispanic products and Lawry’s items. Sales from a test market with Sam’s Club and distribution gains for Billy Bee honey in Canada also added to sales volume and product mix.

Pricing in this region was also favorable. For the third quarter, we had a favorable impact from lower coupon activity in comparison to the prior year period, although on a year-to-date basis we are about even with last year. We implemented a price increase on black pepper due to commodity cost increases, however due to timing it had little impact in the quarter.

Third quarter 2010 sales in EMEA (Europe, Middle East and Africa region) decreased 10.2% compared to the third quarter of 2009, with unfavorable foreign currency rates accounting for 9.1%. Excluding the impact from favorable foreign exchange rates, sales decreased 1.1%, with 1.7% due to lower volume and unfavorable product mix, partially offset by an increase of 0.6% from pricing actions.

Sales in France remained strong this period, with the Ducros brand outperforming its category. In the U.K., our other large market in EMEA, we are growing sales with new products, such as Perfect Shake® and our Flavourful range. In this market we recently gained new distribution in the convenience store channel. These increases were offset again this quarter by lower sales in several of our smaller European markets, which account for approximately 20% of consumer sales in this region.

In the Asia/Pacific region, sales increased 10.7% in the third quarter of 2010, compared to the third quarter of 2009, with a 3.6% increase coming from favorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 7.1% with 1.7% coming from higher volume and product mix and pricing adding 5.4%. We grew volume and product mix in China through new products like Thai chili sauce, as well as better market penetration and increased consumer demand. Sales in this market were up 15%.

For the nine months ended August 31, 2010, the total consumer business sales increase of 4.1% includes 1.8% from favorable foreign exchange rates. The remaining 2.3% was mainly driven by favorable volume and product mix of 1.6%. Pricing actions added 0.7% to sales.

Third quarter 2010 operating income excluding restructuring charges for our consumer business increased $6.8 million, or 7.6%, compared to the third quarter of 2009. This increase was due largely to cost savings from CCI as well as higher sales, partially offset by higher benefit costs in 2010.

For the nine months ended August 31, 2010, consumer business operating income excluding restructuring charges increased by 3.8% compared to the same period of 2009. The growth in operating income was the result of higher sales and cost savings from CCI. This increase was partially offset by additional marketing spend of $12.1 million, $1.7 million of costs associated with our product recall in the first quarter of 2010 and higher retirement benefit costs.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
(in millions)
Net sales	$340.5	$341.2	$997.1	$961.3
Percent (decrease) increase	(.2)%		3.7%
Operating income excluding restructuring charges	30.2	28.5	80.6	62.3
Operating income margin, excluding restructuring charges	8.9%	8.4%	8.0%	6.5%

The 0.2% decrease in sales in the third quarter of 2010 as compared to the third quarter of 2009 included an unfavorable impact of 0.6% from foreign currency rates. Excluding this impact of foreign currency, sales increased 0.4%. Volume and product mix increased sales by 2.7%, while lower pricing, primarily in response to lower commodity costs, decreased sales by 2.3%.

In the Americas, sales decreased 1.2%, which includes the impact from favorable foreign exchange rates of 0.9%. Excluding the impact of foreign currency, sales decreased 2.1%. In response to lower commodity costs, primarily dairy ingredients, we passed through lower pricing for certain products during this period. This lowered sales by 2.6%. We grew sales volume and product mix with new seasonings and flavors to food manufacturers in the U.S. and Mexico. These gains were largely offset by weak sales to food service customers during this period. While sales to quick service restaurants have been slow during 2010, we are encouraged by the products in the pipeline for these customers and their scheduled launch in 2011.

In EMEA, industrial sales decreased 2.7% in the third quarter, including 8.2% from the impact of unfavorable foreign exchange rates. Excluding the impact of foreign currency, sales increased 5.5%. Higher volume and product mix increased sales by 8.1%, while pricing reduced sales by 2.6%. Sales to quick service restaurants continue to be strong in this region and we are growing sales of seasonings and other products to major food manufacturers as they expand geographically into markets like Russia and the Middle East. In this quarter we also benefitted from a recovery in branded food service products in the U.K., when compared to a period of weakness in the third quarter of 2009.

In the Asia/Pacific region, industrial sales increased 10.3% in the third quarter of 2010 compared to the third quarter of 2009, which included a favorable foreign exchange rate impact of 3.1%. Excluding this impact of foreign currency, sales grew 7.2%. Higher volume and product mix accounted for a 7.0% increase, while pricing added 0.2% to sales. This increase was led by growth in China where sales to quick service restaurants were very strong and included new product wins for chicken wing marinades, beverage flavors and other items. We also developed condiments for a major food manufacturer that were recently launched in this market.

For the nine months ended August 31, 2010, the total industrial business sales increase of 3.7% includes 3.1% from favorable foreign exchange rates. The remaining 0.6% was mainly driven by favorable volumes and product mix of 2.2%, offset by reduced pricing of 1.6%, primarily due to the pass through of dairy cost decreases.

Third quarter 2010 operating income excluding restructuring charges for our industrial business increased $1.7 million, or 6.0%, compared to the third quarter of 2009. This increase was driven by productivity improvements from CCI and the $7.5 million of expenses related to the bankruptcy of a U.K. food service distributor recorded last year, partially offset by higher retirement benefit costs in 2010.

For the nine months ended August 31, 2010, industrial business operating income excluding restructuring charges increased by 29.4% compared to the same period of 2009. The growth in operating income was mostly the result of higher sales and cost savings from CCI and expenses related to the bankruptcy of a U.K. food service distributor recorded last year, partially offset by higher retirement benefit costs recorded in 2010. Cost of goods sold in 2010 includes $4.4 million of costs associated with our product recall in the first quarter of 2010.

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

During the nine months ended August 31, 2010 and 2009, we spent $3.8 million and $7.2 million, respectively, in cash on the restructuring plan. We expect to spend another $2.5 million of cash during the remainder of 2010 to fund accruals made in prior years.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2010	August 31, 2009	November 30, 2009
Notional value	$73.7	$131.7	$159.7

Unrealized (loss) gain	(.3)	.3	(.8)

Contracts with durations which are less than 7 days and used for short-term cash flow funding are not included in the table above.

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of August 31, 2010, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $19.4 million gain as of August 31, 2010, compared to a $17.0 million gain as of November 30, 2009. The change in fair value is due to changes in interest rates.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2010, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2009.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2010	2009
	(in millions)

Net cash provided by operating activities	$145.2	$195.1

Net cash used in investing activities	(46.4)	(53.3)

Net cash used in financing activities	(112.7)	(159.7)

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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. Positive operating cash flow for the nine months ended August 31, 2010 was $49.9 million lower than the comparable period for 2009. Higher net income added $53.0 million to operating cash flow for the first nine months of 2010 when compared to the same period of 2009. Part of this increase in net income was non-cash in nature such as increases in unconsolidated income of $9.4 million and the benefits of reversals of tax accruals for closed years. The remainder of the decrease in positive cash flow when compared to last year is due to increases in inventory. This is due in part to certain inventory positions we have taken, some build up prior to SAP implementation in Asia and higher raw material costs in items like black pepper.

Investing Cash Flow – The decrease in cash outflow used for investing is due to the increase in cash proceeds from sales of property, plant and equipment that we received in 2010 as compared to 2009. We received cash proceeds from fixed asset sales of $6.1 million in the first nine months of 2010, compared to $.5 million for the same period last year. These asset sales were mainly part of our restructuring plan. Capital expenditures were $52.5 million in the first nine months of 2010, compared to $53.8 million for the same period last year. Capital expenditures for the fiscal year 2010 are currently expected to be approximately $85 to $90 million.

Financing Cash Flow – The decrease in cash flow used in financing activities when compared to the prior year is primarily due to a decrease in net debt repayments. In the first nine months of 2010, we decreased net borrowings by $16.7 million, compared to a decrease of $79.4 million for the first nine months of 2009.

During the nine months ended August 31, 2010, we received proceeds of $45.9 million from exercised options compared to $13.7 million in the same period in the prior year. We increased dividends paid to $103.7 million for the nine months ended August 31, 2010 compared to $94.0 million in the same period last year. Dividends paid in the first quarter of 2010 were declared on November 24, 2009.

The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2010 (in millions):

Number of shares of common stock	1.0
Dollar amount	$38.2

There were no shares repurchased during the nine months ended August 31, 2009. As of August 31, 2010, $0.9 million remained of the $400 million share repurchase authorization that had been authorized by the Board of Directors in June 2005. In June 2010, our Board of Directors authorized a new share repurchase program to purchase up to $400 million of our outstanding shares. By the end of fiscal year 2010, we expect to spend at least $75 million on share repurchases. Our priorities for cash continue to be our dividend payments, the acquisition of strong brands and, through the end of fiscal year 2010, debt reduction. In the absence of significant acquisition activity, we will use a portion of cash to repurchase shares.

Debt-to-total capital is a common ratio to measure the relative capital structure and leverage of the company. Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 41.4% as of August 31, 2010, down from 46.4% at August 31, 2009 and down slightly from 42.5% at November 30, 2009. The decreases in debt-to-total capital at August 31, 2010 as compared to August 31, 2009 and November 30, 2009 are primarily due to the decrease in short-term and long-term borrowings as we have used a portion of excess cash to reduce the debt related to the Lawry’s acquisition.

During the third quarter of 2010, we classified $100 million of long term debt as current portion of long term debt because that debt was maturing within 12 months from August 31, 2010. As of the time of this filing, it is our intent to pay this debt when it matures as we believe that cash on hand, existing credit lines and cash generated from operating activities should be adequate to fund this payment.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end, we temporarily use cash from our foreign subsidiaries to pay down short-term debt. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2010 and 2009 were $383.4 million and $525.3 million, respectively. Total average debt outstanding for the three months ended August 31, 2010 and 2009 was $1,246.3 million and $1,417.1 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2010, the exchange rates for the Euro and the British pound sterling were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $13 million, inventory of approximately $8 million, goodwill of approximately $61 million and other comprehensive income of approximately $106 million since August 31, 2009. At August 31, 2010, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than at November 30, 2009. Exchange rate fluctuations resulted in decreases in accounts receivable of approximately $21 million, inventory of approximately $14 million, goodwill of approximately $90 million and other comprehensive income of approximately $154 million since November 30, 2009.

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

Damage to Our Reputation or Brand Name, Loss of Brand Relevance, Increase in Private Label Use by Customers or Consumers, or Product Quality or Safety Concerns Could Negatively Impact Us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2010 to June 30, 2010	CS – 0	$00.00	0	$432.7 million
	CSNV – 0	$00.00	0

July 1, 2010 to July 31, 2010	CS – 1,000	$38.96	1,000	$417.7 million
	CSNV – 390,000	$38.58	390,000

August 1, 2010 to August 31, 2010	CS – 71,044	$40.32	71,044	$400.9 million
	CSNV – 350,000	$39.81	350,000

Total	CS – 72,044	$40.08	72,044	$400.9 million
	CSNV – 740,000	$39.20	740,000

As of August 31, 2010, $400.9 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2005 and an additional $400 million share repurchase authorization approved in June 2010.

ITEM 4.	REMOVED AND RESERVED

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on May 25, 2010	Incorporated by reference from Exhibit 3(ii) of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on May 27, 2010.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vi)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(viii)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(ix)	The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

	(xi)	Consulting Agreement, dated January 1, 2007, among McCormick, CKB Consulting LLC and Robert J. Lawless, which agreement is incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2007, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2008, as amended on January 8, 2009 and January 1, 2010, which is incorporated by reference from Exhibit 10(xii) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications Attached.

(32)	Section 1350 Certifications Attached.

(101)	The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date: October 1, 2010	By:	/S/ GORDON M. STETZ, JR.
Gordon M. Stetz, Jr. Executive Vice President & Chief Financial Officer

Date: October 1, 2010	By:	/S/ KENNETH A. KELLY, JR.
Kenneth A. Kelly, Jr. Senior Vice President & Controller