Form 10-K
period 2010-11-30
MCCORMICK & CO INC
filed 2011-01-27
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

The aggregate market value of the voting Common Stock held by non-affiliates at May 31, 2010: $282,349,049

The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2010: $4,645,172,239

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,564,756	December 31, 2010
Common Stock Non-Voting	120,399,229	December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Annual Report to Stockholders for Fiscal Year Ended November 30, 2010 (the “Annual Report to Stockholders for 2010”)	Part I, Part II

Proxy Statement for McCormick’s March 30, 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”)	Part III

PART I

As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.

Item 1.	Business

McCormick is a global leader in flavor with the manufacturing, marketing and distribution of spices, seasonings, specialty foods and flavorings to the entire food industry. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.

We operate in two business segments, consumer and industrial. The consumer segment sells spices, herbs, extracts, seasoning blends, sauces, marinades, and specialty foods to the consumer food market under a variety of brands worldwide, including “Mc®,” “McCormick®,” “Lawry’s®,” “Zatarain’s®,” “Old Bay®,” “Thai Kitchen®,” “Simply Asia®,” “Ducros®,” “Schwartz®,” “Vahine®,” “Silvo®,” “Club House®,” El Guapo®,” Aeroplane®,” and “Billy Bee®.” The industrial segment sells seasoning blends, natural spices and herbs, wet flavors, coating systems, and compound flavors to multinational food manufacturers and foodservice customers both directly and indirectly through distributors.

Please refer to pages 16 through 18, of our Annual Report to Stockholders for 2010 for descriptions of our consumer and industrial businesses, and pages 10 through 14 of our Annual Report to Stockholders for 2010 for a discussion of growth initiatives for the business. These pages of our Annual Report to Stockholders for 2010, as well as all other page references to our Annual Report to Stockholders for 2010 contained in this Form 10-K, are incorporated herein by reference.

For financial information about our business segments, please refer to pages 19 through 24, “Management’s Discussion and Analysis – Results of Operations” of our Annual Report to Stockholders for 2010, and Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 55 and 56 of the Annual Report to Stockholders for 2010.

For a discussion of our recent acquisition activity, please refer to page 27 “Management’s Discussion and Analysis – Acquisitions” of our Annual Report to Stockholders for 2010, and Note 2, “Acquisitions” of the Notes to Consolidated Financial Statements on page 42 of the Annual Report to Stockholders for 2010.

Raw Materials

The most significant raw materials used by us in our business are dairy products, pepper, capsicums, onion, wheat, soybean oil, and garlic. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like cheese and onion, are primarily sourced from within the United States. We are not aware of any government restrictions or other factors that would have a material adverse effect on the availability of these raw materials. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control. We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments.

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

We have a large number of customers for our products. In fiscal year 2008, sales to one of our customers, PepsiCo, Inc., accounted for approximately 10% of consolidated net sales. In fiscal year 2009, sales to two of our customers, PepsiCo, Inc. and Wal-Mart Stores, Inc., each accounted for approximately 11% of consolidated net sales. In fiscal year 2010, sales to two of our customers, PepsiCo, Inc. and Wal-Mart Stores, Inc., accounted for approximately 10% and 11% of consolidated net sales, respectively. Sales to our five largest customers represented approximately 34% of consolidated net sales for the 2010 fiscal year.

The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Trademarks, Licenses and Patents

McCormick owns a number of trademark registrations. Although in the aggregate these trademarks may be material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Club House,” “Ducros,” “Schwartz,” and “Vahine,” trademarks, would not have a material adverse effect on our business. The “Mc - McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as we deem them to be useful.

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

Working Capital

In order to meet increased demand for our consumer products during our fourth quarter, McCormick usually builds its inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see Note 6 “Financing Arrangements” of the Notes to Consolidated Financial Statements on pages 43 and 44 of our Annual Report to Stockholders for 2010, and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis” on pages 24 through 27 of our Annual Report to Stockholders for 2010.

Competition

McCormick competes in a geographic market that is international and highly competitive. Our strategies for competing in each of our segments include a focus on price and value, product quality and innovation, and superior service. Additionally, in the consumer segment, we focus on brand recognition and loyalty, effective advertising, promotional programs, and the identification and satisfaction of consumer preferences. For further discussion, see pages 16 through 18 of our Annual Report to Stockholders for 2010.

Research and Development

Many of McCormick’s products are prepared from confidential formulas developed by our research laboratories and product development teams, as well as from, in some cases, customer proprietary formulas. Expenditures for research and development were $52.7 million in 2010, $48.9 million in 2009, and $51.0 million in 2008. The amount spent on customer-sponsored research activities is not material to us.

Environmental Regulations

The cost of compliance with federal, state, and local provisions related to protection of the environment has had no material effect on McCormick’s business. There were no material capital expenditures for environmental control facilities in fiscal year 2010 and there are no material expenditures planned for such purposes in fiscal year 2011.

Employees

McCormick had approximately 7,500 full time employees worldwide as of December 31, 2010. We believe our relationship with employees to be good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,300 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations

For information on the net sales and long-lived assets of McCormick by geographic area, see Note 16, “Business Segments and Geographic Areas” of the Notes to Consolidated Financial Statements on pages 55 and 56 of our Annual Report to Stockholders for 2010.

Foreign Operations

McCormick is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties and dividends, and exchange rate fluctuations. Approximately 39% of sales in fiscal year 2010 were from non-U.S. operations. For information on how McCormick manages these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 27 through 29 of our Annual Report to Stockholders for 2010.

Forward-Looking Information

For a discussion of forward-looking information, see the “Forward-Looking Information” section of “Management’s Discussion and Analysis” on page 32 of our Annual Report to Stockholders for 2010.

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

The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could cause consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, and otherwise have a negative effect on our business and financial results. Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our reputation or brands.

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

Issues Regarding Procurement of Raw Materials May Negatively Impact Us.

Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, pepper, capsicums, onion, wheat, soybean oil, and garlic. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. We have not used derivatives to manage the volatility related to this risk. Any actions taken in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.

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

Laws and Regulations Could Adversely Affect Our Business

Food products are extensively regulated in many of the countries in which we sell our products. The Company is subject to numerous food safety and other laws and regulations relating to the manufacture, storage, marketing, advertising, and distribution of food products, including laws and regulations relating to financial reporting requirements, the environment, relations with distributors and retailers, employment, health and safety, and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect the Company’s business and/or financial results.

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

Our Foreign Operations are Subject to Additional Risks.

We operate our business and market our products internationally. In fiscal year 2010, 39% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions, and other economic or political uncertainties. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

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

Increases in Interest Rates May Negatively Impact Us.

We had total outstanding short-term borrowings of approximately $0.2 million at an average interest rate of approximately 8.8% on November 30, 2010. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate increases will not have a material negative impact on our business, financial position, or operating results.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have disclosed in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 57 of our Annual Report to Stockholders for 2010, the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2010 was $46.27 per share for the Common Stock and $46.53 per share for the Common Stock Non-Voting.

Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our Common Stock based on record ownership as of December 31, 2010 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,150
Common Stock Non-Voting, no par value	10,350

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2010 to September 30, 2010	CS – 0	$00.00	0	$392 million
	CSNV – 210,000	$41.08	210,000

October 1, 2010 to October 31, 2010	CS – 0	$00.00	0	$376 million
	CSNV – 400,000	$42.58	400,000

November 1, 2010 to November 30, 2010	CS – 100	$43.96	100	$359 million
	CSNV – 395,000	$44.08	395,000

Total	CS – 100	$43.96	100	$359 million
	CSNV – 1,005,000	$42.86	1,005,000

As of November 30, 2010, $0 remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2005, and $359 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010.

Item 6.	Selected Financial Data

This information is set forth on the line items titled “Net sales,” “Operating income,” “Earnings per share – Diluted,” “Common dividends declared,” “Long-term debt” and “Total assets” in the “Historical Financial Summary” on page 58 of our Annual Report to Stockholders for 2010, which line items are incorporated by reference. See also Note 1 “Summary of Significant Accounting Policies” on pages 40 through 41 of our Annual Report to Stockholders for 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth in “Management’s Discussion and Analysis” on pages 16 through 32 of our Annual Report to Stockholders for 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” on pages 27 through 29 of our Annual Report to Stockholders for 2010, and in Note 7 “Financial Instruments” on pages 44 through 46 of our Annual Report to Stockholders for 2010.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 36 through 58 of our Annual Report to Stockholders for 2010. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements is included on pages 34 and 35 of our Annual Report to Stockholders for 2010. The supplemental schedule for 2008, 2009 and 2010 is included on page 15 of this Annual Report on Form 10-K. The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such supplemental schedule is included on page 14 of this Annual Report on Form 10-K.

The unaudited quarterly data is included in Note 18, “Selected Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements on page 57 of our Annual Report to Stockholders for 2010.

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

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included on pages 34 and 35 of our Annual Report to Stockholders for 2010. No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.

In addition to the executive officers described in the 2011 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: W. Geoffrey Carpenter, Kenneth A. Kelly, Jr., and Cecile K. Perich.

Mr. Carpenter is 58 years old and, during the last five years, has held the following positions with McCormick: December 2008 to present – Vice President, General Counsel, & Secretary; April 1996 to December 2008 – Associate General Counsel & Assistant Secretary.

Mr. Kelly is 56 years old and, during the last five years, has held the following positions with McCormick: April 2008 to present – Senior Vice President & Corporate Controller; February 2000 to April 2008 – Vice President & Corporate Controller.

Ms. Perich is 59 years old and, during the last five years, has held the following positions with McCormick: April 2010 to present – Senior Vice President – Human Relations; January 2007 to April 2010 – Vice President – Human Relations; January 1997 to January 2007 – Vice President – Human Relations, U.S. Industrial Group.

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

Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non- Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement.

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

3. The exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed on the accompanying Exhibit Index at pages 16 through 18 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, McCormick has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman, President & Chief Executive Officer	January 27, 2011
Alan D. Wilson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.

Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman, President & Chief Executive Officer	January 27, 2011
Alan D. Wilson

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief Financial Officer	January 27, 2011
Gordon M. Stetz, Jr.

Principal Accounting Officer:

By:	/s/ KENNETH A. KELLY, JR.	Senior Vice President & Controller	January 27, 2011
Kenneth A. Kelly, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ JOHN P. BILBREY	January 27, 2011
John P. Bilbrey

/s/ JAMES T. BRADY	January 27, 2011
James T. Brady

/s/ J. MICHAEL FITZPATRICK	January 27, 2011
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 27, 2011
Freeman A. Hrabowski, III

/s/ PATRICIA LITTLE	January 27, 2011
Patricia Little

/s/ MICHAEL D. MANGAN	January 27, 2011
Michael D. Mangan

/s/ MARGARET M.V. PRESTON	January 27, 2011
Margaret M. V. Preston

/s/ GEORGE A. ROCHE	January 27, 2011
George A. Roche

/s/ GORDON M. STETZ, JR.	January 27, 2011
Gordon M. Stetz, Jr.

/s/ WILLIAM E. STEVENS	January 27, 2011
William E. Stevens

/s/ ALAN D. WILSON	January 27, 2011
Alan D. Wilson

TABLE OF CONTENTS AND RELATED INFORMATION

Included in our 2010 Annual Report to Stockholders, the following consolidated financial statements are incorporated by reference in Item 8*:

Consolidated Income Statement for the years ended November 30, 2010, 2009 & 2008

Consolidated Balance Sheet, November 30, 2010 & 2009

Consolidated Cash Flow Statement for the years ended November 30, 2010, 2009 & 2008

Consolidated Statement of Shareholders’ Equity for the years ended November 30, 2010, 2009 & 2008

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

*	Pursuant to Rule 12b-23 issued by the Commission under the Securities Exchange Act of 1934, as amended, a copy of the 2010 Annual Report to Stockholders of McCormick for its fiscal year ended November 30, 2010 is being furnished with this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

McCormick & Company, Incorporated

We have audited the consolidated financial statements of McCormick & Company, Incorporated as of November 30, 2010 and 2009, and for each of the three years in the period ended November 30, 2010, and have issued our report thereon dated January 27, 2011 (incorporate by reference into this Annual Report (Form 10-K)). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

January 27, 2011

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended November 30, 2010:
Allowance for doubtful receivables	$4.5	$—	$(0.2)	$(1.4)	$2.9
Valuation allowance on net deferred tax
assets	20.5	4.7	(1.8)	(0.5)	22.9

	$25.0	$4.7	$(2.0)	$(1.9)	$25.8

Deducted from asset accounts:
Year ended November 30, 2009:
Allowance for doubtful receivables	$4.6	$8.2	$0.5	$(8.8)	$4.5
Valuation allowance on net deferred tax
assets	7.5	7.9	5.1	—	20.5

	$12.1	$16.1	$5.6	$(8.8)	$25.0

Deducted from asset accounts:
Year ended November 30, 2008:
Allowance for doubtful receivables	$5.7	$1.3	$(0.8)	$(1.6)	$4.6
Valuation allowance on net deferred tax
assets	6.2	1.8	(0.2)	(0.3)	7.5

	$11.9	$3.1	$(1.0)	$(1.9)	$12.1

EXHIBIT INDEX

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on May 25, 2010	Incorporated by reference from Exhibit 3(ii) 4 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on May 27, 2010.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated

		Exhibit Number	Description
by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)		McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

	(ii)		The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

	(iii)		The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

	(iv)		2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(v)		1999 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 1999, File No. 0-748, as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.*

	(vi)		2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(vii)		Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(viii)		Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(ix)		2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(x)		The 2009 Employee Stock Purchase Plan, in which employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 12, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on February 12, 2009, and incorporated by reference herein.*

	(xi)		The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(13)	Annual Report to Stockholders for 2010		Attached

(21)	Subsidiaries of McCormick		Attached

(23)	Consents of experts and counsel		Attached

(31)	Rule 13a-14(a)/15d-14(a) Certifications		Attached

(32)	Section 1350 Certifications		Attached

(101)	The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2010, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

EXHIBIT 13

Annual Report to Stockholders