Form 10-Q
period 2011-02-28
MCCORMICK & CO INC
filed 2011-04-01
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding February 28, 2011
Common Stock	12,511,283
Common Stock Non-Voting	119,985,315

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three Months Ended February 28,
	2011	2010
Net sales	$782.8	$764.5
Cost of goods sold	454.6	454.3

Gross profit	328.2	310.2

Selling, general and administrative expense	217.6	209.4

Operating income	110.6	100.8

Interest expense	12.2	12.3
Other income, net	0.5	0.6

Income from consolidated operations before income taxes	98.9	89.1

Income taxes	30.0	27.5

Net income from consolidated operations	68.9	61.6

Income from unconsolidated operations	7.9	6.3

Net income	$76.8	$67.9

Earnings per common share – basic	$0.58	$0.51

Average shares outstanding – basic	132.9	132.3

Earnings per common share – diluted	$0.57	$0.51

Average shares outstanding – diluted	134.6	134.0

Cash dividends paid per common share	$0.28	$0.26

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	February 28, 2011	February 28, 2010	November 30, 2010
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$40.6	$21.9	$50.8
Trade accounts receivables, net	326.8	325.3	386.7
Inventories
Finished products	272.8	233.7	234.1
Raw materials and work-in-process	272.1	214.8	243.5

	544.9	448.5	477.6
Prepaid expenses and other current assets	103.3	106.1	100.8

Total current assets	1,015.6	901.8	1,015.9

Property, plant and equipment	1,199.0	1,096.3	1,163.3
Less: accumulated depreciation	(707.6)	(626.6)	(675.3)

Total property, plant and equipment, net	491.4	469.7	488.0

Goodwill, net	1,455.1	1,424.1	1,417.4
Intangible assets, net	234.1	234.5	232.5
Investments and other assets	281.4	215.3	265.9

Total assets	$3,477.6	$3,245.4	$3,419.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$94.2	$129.9	$0.2
Current portion of long-term debt	100.3	14.5	100.2
Trade accounts payable	286.8	254.8	302.7
Other accrued liabilities	325.4	316.3	431.7

Total current liabilities	806.7	715.5	834.8

Long-term debt	775.7	872.3	779.9
Other long-term liabilities	318.7	326.0	342.3

Total liabilities	1,901.1	1,913.8	1,957.0

Shareholders’ Equity
Common stock	288.1	243.1	282.7
Common stock non-voting	483.9	412.9	473.8
Retained earnings	731.3	653.4	700.9
Accumulated other comprehensive income (loss)	64.1	13.0	(3.7)
Non-controlling interest	9.1	9.2	9.0

Total shareholders’ equity	1,576.5	1,331.6	1,462.7

Total liabilities and shareholders’ equity	$3,477.6	$3,245.4	$3,419.7

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Three months ended February 28,
	2011	2010
Cash flows from operating activities
Net income	$76.8	$67.9
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	23.7	23.1
Stock-based compensation	2.1	2.0
Income from unconsolidated operations	(7.9)	(6.3)
Changes in operating assets and liabilities	(119.1)	(92.6)
Dividends from unconsolidated affiliates	1.3	0.8

Net cash flow used in operating activities	(23.1)	(5.1)

Cash flows from investing activities
Capital expenditures	(14.2)	(9.0)
Proceeds from sale of property, plant and equipment	0.0	0.2

Net cash flow used in investing activities	(14.2)	(8.8)

Cash flows from financing activities
Short-term borrowings, net	93.6	28.9
Long-term debt repayments	0.0	(0.1)
Proceeds from exercised stock options	17.1	14.0
Common stock acquired by purchased	(50.3)	0.0
Dividends paid	(37.2)	(34.4)

Net cash flow provided by financing activities	23.2	8.4

Effect of exchange rate changes on cash and cash equivalents	3.9	(12.1)

Decrease in cash and cash equivalents	(10.2)	(17.6)
Cash and cash equivalents at beginning of period	50.8	39.5

Cash and cash equivalents at end of period	$40.6	$21.9

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

The results of consolidated operations for the three month period ended February 28, 2011 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2010.

Accounting and Disclosure Changes

There were no significant accounting pronouncements issued recently that are expected to materially impact us.

2.	FINANCIAL INSTRUMENTS

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

As of February 28, 2011, the maximum time frame for our foreign exchange forward contracts is 10 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $3.3 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2011

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$14.8

Foreign exchange contracts	Other current assets	64.3	0.7	Other accrued liabilities	$137.7	$3.3

Total			$15.5			$3.3

As of February 28, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$14.1

Foreign exchange contracts	Other current assets	202.7	2.9	Other accrued liabilities	$83.3	$2.0

Total			$17.0			$2.0

As of November 30, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$19.2

Foreign exchange contracts	Other current assets	4.5	0.2	Other accrued liabilities	$203.7	$2.8

Total			$19.4			$2.8

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the quarters ending February 28, 2011 and 2010 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income or (Expense)
		Feb 2011	Feb 2010

Interest rate contracts	Interest expense	$1.2	$1.2

Cash Flow Hedges
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	Feb 2011	Feb 2010		Feb 2011	Feb 2010

Terminated interest rate contracts	—	—	Interest expense	$(0.3)	$(0.3)

Foreign exchange contracts	$(1.8)	$1.3	Cost of goods sold	(0.6)	0.1

Total	$(1.8)	$1.3		$(0.9)	$(0.2)

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

3.	FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of February 28, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$40.6	$40.6	$—	$—
Insurance contracts	55.7	—	55.7	—
Bonds & other long-term investments	14.1	14.1	—	—
Interest rate derivatives	14.8	—	14.8	—
Foreign currency derivatives	0.7	—	0.7	—

Total	$125.9	$54.7	$71.2	$—

Liabilities
Foreign currency derivatives	$3.3	$—	$3.3	$—

		Fair value measurements using fair value hierarchy As of February 28, 2010
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$21.9	$21.9	$—	$—
Insurance contracts	40.5	—	40.5	—
Bonds & other long-term investments	13.9	13.9	—	—
Interest rate derivatives	14.1	—	14.1	—
Foreign currency derivatives	2.9	—	2.9	—

Total	$93.3	$35.8	$57.5	$—

Liabilities
Foreign currency derivatives	$2.0	$—	$2.0	$—

		Fair value measurements using fair value hierarchy As of November 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$50.8	$50.8	$—	$—
Insurance contracts	52.8	—	52.8	—
Bonds & other long-term investments	13.0	13.0	—	—
Interest rate derivatives	19.2	—	19.2	—
Foreign currency derivatives	0.2	—	0.2	—

Total	$136.0	$63.8	$72.2	$—

Liabilities
Foreign currency derivatives	$2.8	$—	$2.8	$—

The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate and foreign currency derivatives are based on quotations from various banks for similar instruments using models with market based inputs.

4.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2011 and 2010 (in millions):

	United States		International
	2011	2010	2011	2010
Defined benefit plans
Service cost	$3.8	$3.2	$1.5	$1.4
Interest costs	7.6	7.3	3.1	2.9
Expected return on plan assets	(8.5)	(8.0)	(3.9)	(3.4)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	3.3	3.0	0.6	0.3

Total pension expense	$6.2	$5.5	$1.4	$1.3

During the three months ended February 28, 2011 and 2010, we made $32.0 million and $30.0 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in 2011 are expected to be approximately $46 million. Total contributions to our pension plans in fiscal year 2010 were $49.5 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended
	February 28,
	2011	2010
Other postretirement benefits
Service cost	$1.1	$1.2
Interest costs	1.1	1.3
Amortization of prior service costs	(1.4)	(1.5)
Amortization of losses	0.2	0.4

Total other postretirement expense	$1.0	$1.4

5.	STOCK-BASED COMPENSATION

For the three months ended February 28, 2011 and 2010, we recorded $2.1 million and $2.0 million, respectively, of stock-based compensation expense in selling, general and administrative expense. Our 2011 annual grant of stock options and restricted stock units (RSU) will occur in the second quarter, similar to the 2010 annual grant.

The following is a summary of all option activity for the three months ended February 28, 2011 and 2010:

	2011		2010
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	7.4	$32.01	11.3	$29.45
Exercised	(0.6)	26.93	(0.9)	20.45
Cancelled	—	—	(0.1)	34.26

Outstanding at end of February	6.8	32.49	10.3	30.23

Exercisable at end of February	4.6	$31.40	8.6	$31.73

As of February 28, 2011 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $102.6 million and for exercisable options was $75.0 million. The total intrinsic value of all options exercised during the three months ended February 28, 2011 and 2010 was $11.3 million and $15.1 million, respectively.

The following is a summary of all of our RSU activity for the three months ended February 28, 2011 and 2010:

	2011		2010
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of period	289	$35.42	353	$32.40
Vested	(2)	$36.21	(1)	$32.79
Forfeited	(2)	$35.99	(1)	$31.43

Outstanding at end of February	285	$35.41	351	$32.40

6.	INCOME TAXES

There were no significant changes to unrecognized tax benefits during the three months ended February 28, 2011 (which was $20.7 million at November 30, 2010).

Income taxes for the first quarter of 2011 include $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision.

Income taxes for the first quarter of 2010 include $1.9 million of discrete tax benefits for the settlement of a tax audit and the change in deferred tax liabilities due to a Canadian tax rate decrease.

7.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 28,
	2011	2010

Average shares outstanding – basic	132.9	132.3
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.7	1.7

Average shares outstanding – diluted	134.6	134.0

The following table sets forth the stock options and RSUs for the three months ended February 28, 2011 and 2010 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended
	February 28,
	2011	2010

Anti-dilutive securities	0.1	3.1

The following table sets forth the common stock activity for the three months ended February 28, 2011 and 2010 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended
	February 28,
	2011	2010
Shares issued under stock option and employee stock purchase plans and RSUs	0.5	0.7
Shares repurchased in connection with the stock repurchase program	1.1	—

As of February 28, 2011, $309 million remained of the $400 million share repurchase authorization that had been authorized by the Board of Directors in June 2010.

8.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended
	February 28,
	2011	2010
Net income	$76.8	$67.9
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax	(0.3)	3.8
Foreign currency translation adjustments	68.5	(100.8)
Derivative financial instruments, net of tax	(0.4)	0.8

Comprehensive income (loss)	$144.6	$(28.3)

The other comprehensive income (loss) amounts in the table above are net of tax expense of $0.2 million and $1.4 million for the three months ended February 28, 2011 and 2010, respectively.

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	Feb 28,	Feb 28,	November 30,
	2011	2010	2010
Foreign currency translation adjustment	$253.2	$192.5	$184.7
Unrealized gain (loss) on foreign currency exchange contracts	(1.3)	0.3	(0.7)
Unamortized value of settled interest rate swaps	(5.7)	(6.0)	(5.9)
Pension and other postretirement costs	(182.1)	(173.8)	(181.8)

Accumulated other comprehensive income	$64.1	$13.0	$(3.7)

9.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasonings, specialty foods and flavors throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Old Bay”, “El Guapo”, “Ducros”, “Vahine”, “Silvo”, “Schwartz”, “Club House”, “Billy Bee” and “Aeroplane”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.

In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being to provide flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for individual product lines.

We measure segment performance based on operating income. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.

	Consumer	Industrial	Total
	(in millions)
Three months ended February 28, 2011
Net sales	$454.1	$328.7	$782.8
Operating income	86.9	23.7	110.6
Income from unconsolidated operations	5.9	2.0	7.9

Three months ended February 28, 2010
Net sales	$453.6	$310.9	$764.5
Operating income	79.7	21.1	100.8
Income from unconsolidated operations	5.2	1.1	6.3

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

We are a global leader in flavor, with the manufacturing, marketing and distribution of spices, seasonings, specialty foods and flavors to the entire food industry. Customers range from retail outlets and food manufacturers to food service businesses. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. Annually, approximately 40% of our sales have been outside of the United States.

We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. In 2010, the consumer business contributed 60% of sales and 79% of operating income and the industrial business contributed 40% of sales and 21% of operating income. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer consumers a range of products from premium to value-priced.

Our Strategy

Our strategy is straightforward – to increase sales and profits by investing in the business and to fund these investments with improved margins. This simple strategy has been driving our success for more than a decade and is our plan for growth in the future.

Improving Margins – We are improving margins with cost savings related to our Comprehensive Continuous Improvement (CCI) program. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that include streamlining processes. However the only amounts we report are actual cost reductions where costs have decreased from the prior year. In 2011 CCI-related cost savings are projected to be at least $40 million, with a large portion impacting our cost of goods sold. We are also improving margins with our acquisition of strong consumer brands and introduction of more value-added industrial products.

While we continue to experience an environment of volatile costs for many raw and packaging materials, in recent years we have offset this impact with a combination of pricing and cost savings initiatives.

Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2010, we increased brand marketing by $21 million, or 14%, to support the launch of Recipe Inspirations, Perfect Pinch and other new products. We have planned further increases in brand marketing support in 2011 in line with our sales growth.

As an industry leader, McCormick brings innovative ideas to consumers and to industrial customers. Our 2011 new products for our consumer business include grilling, grinders and salad toppins in the U.S., “Flavourful” seasoning blends in Canada, new “Flavourful” varieties in the U.K. and new Vahine dessert items in France. We are achieving further growth by introducing our most successful new products in other regions. Examples include the introduction of slow cookers into the U.K., “Recipe Inspirations” in Canada and Thai Chili Sauce in markets outside of China. Many of the new products currently being developed provide convenience, authentic ethnic flavors, a healthy profile and great taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to advance the health benefits of spices and herbs.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6% and increase earnings per share 9 to 11%. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. While no acquisitions are included in our 2011 sales projections, we expect our pricing actions, in response to higher material costs, to increase sales approximately 3%. As a result of these pricing actions plus increases in volume and product mix, we project 5 to 7% sales growth in local currency for 2011, with an additional 1% of growth from favorable currency exchange rates based on prevailing rates. Also in 2011, we expect to achieve earnings per share of $2.80 to $2.85. This is an increase of 6 to 8% on a comparable basis, excluding the 2010 impact of the reversal of a significant tax accrual. This rate of growth is below our long-term objective for the business because of other items that favorably affected our 2010 tax rate, causing a significant increase in our expected 2011 tax rate when compared to 2010. In addition to increased sales and profit, our business generates strong cash flow (we generated $388 million in cash flow from operations in 2010). Long-term, we expect higher cash flow and more efficient asset utilization as we grow net income and achieve further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 25 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended February 28,
(in millions)	2011	2010

Net sales	$782.8	$764.5
Percent increase	2.4%
Gross profit	$328.2	$310.2
Gross profit margin	41.9%	40.6%

The sales increase of 2.4% for the first quarter includes a 0.2% unfavorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 2.6%, which was the result of pricing actions taken in response to increased raw and packing material costs. Volume and product mix was comparable to the prior year period. For the consumer business, volume and product mix declined 1.9% as increases from product introductions, brand marketing support and new distribution in the Americas and Asia/Pacific regions were more than offset by weakness in the EMEA (Europe, Middle East and Africa region) and the estimated impact of a shift in sales from the first quarter of 2011 to the fourth quarter of 2010. As indicated in our 2010 annual report, this shift in sales was estimated to be $10 million and was largely the result of U.S. customer purchases in advance of a late 2010 price increase. For the industrial business, increased customer demand in the Americas and EMEA regions included new products and drove a 2.6% increase in volume and product mix.

Gross profit for the first quarter of the year increased by 5.8% over the comparable period from last year, which was attributed to the increase in net sales coupled with a gross profit margin improvement of 130 basis points. The rise in our gross profit margin was driven by the benefits of our CCI program, improved business mix and the impact of product recall costs recorded last year. In the second half of 2010 we experienced increases in raw material and packaging costs. This higher level of costs have continued into the first quarter of 2011 and we expect them to persist through 2011. At the end of 2010 and into this first quarter of 2011, we have implemented price increases to partially offset these cost increases with the remainder to be offset by CCI savings. We estimate that for 2011 pricing will increase sales by approximately 3%, raw materials and packaging costs will increase 7 to 8%, CCI savings will benefit cost of sales and that in total our gross margin will decrease slightly. Also, included in our cost of goods sold for the first quarter of 2010 are $5 million of product recall costs related to an ingredient from a third-party supplier that affected a number of food companies.

	Three months ended February 28,
(in millions)	2011	2010

Selling, general & administrative expense (SG&A)	$217.6	$209.4
Percent of net sales	27.8%	27.4%

The increase in SG&A in dollars and as a percent of net sales is primarily driven by higher brand marketing support. For the first quarter of 2011, we have increased our marketing support costs by $4.3 million or 12% over the prior year. The Company anticipates increasing its marketing support during 2011 in line with its expected net sales increase of 6 to 8%.

	Three months ended February 28,
(in millions)	2011	2010

Interest expense	$12.2	$12.3
Other income, net	0.5	0.6

Interest expense for the first quarter of 2011 was even with that of the prior year. The benefit from slightly lower average debt balances in 2011 compared to 2010 was mostly offset by the impact of slightly higher interest rates for 2011 compared to 2010.

	Three months ended February 28,
(in millions)	2011	2010

Income from consolidated operations before income taxes	$98.9	$89.1
Income taxes	30.0	27.5
Effective tax rate	30.3%	30.9%

The effective tax rate for the first quarter of 2011 includes $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision. The effective tax rate for the first quarter of 2010 includes $1.9 million in discrete tax benefits for the settlement of a tax audit and the change in deferred tax liabilities due to a Canadian tax rate decrease. The decrease in the effective tax rate for the first quarter of 2011 as compared to the same period for 2010 results from a reduction in the underlying tax rate due to a change in earnings mix and tax credits. We are projecting a tax rate of approximately 31% for 2011.

	Three months ended February 28,
(in millions)	2011	2010

Income from unconsolidated operations	$7.9	$6.3

Income from unconsolidated operations for the first quarter 2011 increased $1.6 million compared to the same period in 2010. This increase was due to the performance of our joint venture in Mexico and income from our Eastern joint venture in India, which was completed late in fiscal year 2010. For the full year 2011, we expect income from unconsolidated operations to be slightly lower than full year 2010. As we enter into the second quarter, we expect greater pressure on earnings from higher costs for soybean oil (a main ingredient for mayonnaise which is the leading product for the joint venture in Mexico) and other key materials.

The following table outlines the major components of the change in diluted earnings per share from 2010 to 2011:

Three months ended February 28,
2010 Earnings per share – diluted	$.51
Higher operating income	.05
Higher unconsolidated income	.01

2011 Earnings per share – diluted	$.57

RESULTS OF OPERATIONS – SEGMENTS

CONSUMER BUSINESS

	Three months ended February 28,
	2011	2010
(in millions)

Net sales	$454.1	$453.6
Percent growth	0.1%
Operating income	86.9	79.7
Operating income margin	19.1%	17.6%

The 0.1% increase in sales in the first quarter of 2011 as compared to the first quarter of 2010 included an unfavorable impact of 1.1% from foreign currency rates. Excluding the foreign currency impact, we grew sales 1.2%, with increased pricing of 3.1% that was offset in part by unfavorable volume and product mix of 1.9%. An estimated $10 million of sales shifted from the first quarter of 2011 to the fourth quarter of 2010 largely as a result of certain U.S. customers which purchased product in advance of a price increase. This shift reduced sales in the first quarter of 2011 an estimated 2.2%.

In the Americas, sales increased 3.4% in the first quarter of 2011, compared to the first quarter of 2010, including a 0.5% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 2.9%. Most of this increase came from our pricing actions. This is the part of our business that was affected by the sales shift from the first quarter 2011 into the fourth quarter of 2010. This shift lowered consumer business sales in the Americas by 3.3% in the first quarter of 2011. This decline was offset by an increase in volume and product mix driven largely by higher unit sales of slow cooker seasoning mixes products, Zatarain’s branded items and our Grill Mates line, as well as increased sales to warehouse clubs in both the U.S. and Canada.

First quarter 2011 sales in EMEA decreased 9.7% compared to the first quarter of 2010, including an unfavorable impact of 6.4% from foreign exchange rates. The 5.6% reduction from lower volume and product mix was partially offset by a 2.3% impact from higher pricing. We continued to face weakness in our smaller markets largely as a result of a poor economy and competitive conditions. These markets account for about 20% of EMEA sales. Also, following a stronger performance in 2010, we saw a downturn in sales this quarter in the U.K. and France. In response to this situation, we are redirecting a portion of our marketing funds toward promotional activity to deliver value to the consumer. We are also accelerating the roll-out of our 2011 new products and are improving the in-store merchandising of our brands, including the roll-out of our attractive new Vahine merchandising display in France and secondary placement of Schawrtz products in the U.K.

In the Asia/Pacific region, sales increased 11.2% in the first quarter of 2011, compared to the first quarter of 2010, with a 6.1% increase coming from favorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 5.1% with 3.5% coming from higher volume and product mix and pricing adding 1.6%. This result was led by an 8.6% increase in China in local currency, with higher condiment sales driven by new products, greater market penetration and increased consumer demand.

First quarter 2011 operating income for our consumer business increased $7.2 million, or 9.0%, compared to the first quarter of 2010. This increase far exceeded the increase in sales due mainly to additional CCI-related cost savings in 2011, a favorable mix of businesses and the $2.3 million product recall costs recorded last year.

INDUSTRIAL BUSINESS

	Three months ended February 28,
	2011	2010
(in millions)

Net sales	$328.7	$310.9
Percent increase	5.7%
Operating income	23.7	21.1
Operating income margin	7.2%	6.8%

The first quarter sales increase of 5.7% from the first quarter of 2010 includes a favorable foreign exchange rate impact of 1.2%. Excluding this impact of foreign currency, sales increased 4.5%. Volume and product mix increased sales by 2.6%, while higher pricing added 1.9% to sales.

In the Americas, sales increased 6.6%, which included a favorable impact of 1.0% from foreign currency rates. Increased demand for our spices and seasonings was led by food manufacturers in both the U.S. and Canada, which included new product introductions. Sales to the food service industry were comparable to the first quarter of 2010. We did have increased sales of branded food service items to the certain broadline distributors, and expect sales to quick service restaurants to increase later in 2011 with new product launches and distribution gains.

In EMEA, industrial sales posted another consecutive quarter of strong sales growth. EMEA industrial sales increased 3.3%, and increased 4.1% excluding the impact from unfavorable foreign exchange rates. Volume and product mix was the primary driver, accounting for a 2.7% increase. Pricing actions added 1.4% to sales for the quarter. Demand from quick service restaurants continues to be the key sales driver in this region.

In the Asia/Pacific region, industrial sales increased 4.6% in the first quarter of 2011 compared to the first quarter of 2010, which included a favorable foreign exchange rate impact of 6.0%. Excluding this impact of foreign currency, sales declined 1.4%. Lower volume and product mix accounted for a 2.3% decrease, while higher pricing added 0.9% to sales. In this region, quick service restaurants are the largest part of our business. Heading into 2011, we are seeing these customers shifting emphasis to core items rather than limited time offers and other innovation.

First quarter 2011 operating income for our industrial business increased $2.6 million, or 12.3%, compared to the first quarter of 2010. This increase was well above the sales increase as a result of $2.7 million product recall costs recorded last year, higher sales and additional CCI-related cost savings in 2011. These favorable variances were partially offset by increases in marketing support and product development behind our U.S. branded food service products.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	Feb 28,	Feb 28,	November 30,
	2011	2010	2010

Notional value	$202.0	$286.0	$208.2

Unrealized gain (loss)	(2.6)	0.9	(2.6)

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of February 28, 2011, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $14.8 million gain as of February 28, 2011, compared to a $19.2 million gain as of November 30, 2010. The change in fair values is due to changes in interest rates.

Commodity Risk

We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, capsicums (red peppers and paprika), onion, wheat, soybean oil and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We have not used derivatives to manage the volatility related to this risk.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2011, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2010.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended February 28,
	2011	2010
	(in millions)

Net cash used in operating activities	$(23.1)	$(5.1)
Net cash used in investing activities	(14.2)	(8.8)
Net cash provided by financing activities	23.2	8.4

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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. In the first quarter of 2011 cash flow from operations was a negative $23.1 million, compared to a negative $5.1 million in the first quarter of 2010. The decline in operating cash flow is driven by a higher level of inventory in 2011 as compared to last year. The increase in inventory levels is primarily the result of higher material cost, new products and new distribution, as well as raw material positions to assure a steady supply of product. Beginning in North America, we are implementing a new inventory management process which is expected to improve inventory levels. The unfavorable impact of inventories was partially offset by higher collections of trade accounts receivable in the first quarter of 2011 as compared to the first quarter of 2010.

Investing Cash Flow – The increase in cash outflow used for investing is due to the fact that we spent more in capital expenditures in 2011 as compared to 2010. We spent $14.2 million on capital expenditures in the first quarter of 2011, compared to $9.0 million for the same period last year. Capital expenditures for the fiscal year 2011 are expected to be $90 to $100 million.

Financing Cash Flow – The increase in cash flow provided by financing activities when compared to the prior year is primarily due to an increase in net borrowings. In the first quarter of 2011, we increased short-term borrowings by $93.6 million to fund operating and investing cash requirements and to repurchase our common stock. In the first quarter of 2010, we increased short-term borrowings by $28.9 million to fund operating and investing cash requirements.

The following table outlines the activity in our share repurchase program for the three months ended February 28, 2011 (in millions):

Number of shares of common stock	1.1
Dollar amount	$50.3

There were no shares repurchased during the quarter ended February 28, 2010. As of February 28, 2011, $309 million remained of the $400 million share repurchase authorization.

During the three months ended February 28, 2011, we received proceeds of $17.1 million from exercised options compared to $14.0 million in the same period in the prior year. We increased dividends paid to $37.2 million for the first quarter of 2011 compared to $34.4 million in the same period last year. Dividends paid in the first quarter of 2011 were declared on November 23, 2010.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 38.1% as of February 28, 2011, down from 43.3% at February 28, 2010 and up slightly from 37.6% at November 30, 2010. The decrease in debt-to-total capital at February 28, 2011 as compared to February 28, 2010 is primarily due to an increase in total stockholders’ equity.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end February 28, 2011, we temporarily used $226.7 million of cash from our foreign subsidiaries to pay down short-term debt. At quarter-end February 28, 2010, we temporarily used $313.6 million of cash from our foreign subsidiaries to pay down short-term debt. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2011 and 2010 were $272.5 million and $353.0 million, respectively. Total average debt outstanding for the three months ended February 28, 2011 and 2010 was $1,127.5 million and $1,222.2 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2011, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $9 million, inventory of approximately $9 million, goodwill of approximately $22 million and other comprehensive income of approximately $61 million since February 28, 2010. At February 28, 2011, the exchange rates for the Euro, the British pound sterling the Canadian dollar and Australian dollar were higher than at November 30, 2010. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $10 million, inventory of approximately $9 million, goodwill of approximately $38 million and other comprehensive income of approximately $69 million since November 30, 2010.

Credit and Capital Markets

Credit market conditions were volatile during 2008 and 2009 but have improved during 2010 and 2011.

Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund seasonal working capital needs and other general corporate requirements. We generally use these facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable we could borrow directly under our revolving credit facilities. The facilities are made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which would reduce our ability to grow through funding of seasonal working capital.

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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. We estimate that total contributions to our pension plans in 2011 are expected to be approximately $46 million, which compares to $49.5 million of contributions in 2010. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACCOUNTING AND DISCLOSURE CHANGES

There were no significant accounting pronouncements issued recently that are expected to materially impact us.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, including those related to: the expected results of operations of businesses acquired by us, the expected impact of the prices of raw materials on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, and global economic conditions generally which would include the availability of financing, interest and inflation rates as well as foreign currency fluctuations, and other risks described in the our Form 10-K for the fiscal year ended November 30, 2010. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2010. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2010 fiscal year end.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2010 to December 31, 2010	CS – 38,516	$46.92	38,516	$339 million
	CSNV – 374,000	$46.24	374,000
January 1, 2011 to January 31, 2011	CS – 0	$00.00	0	$324 million
	CSNV – 340,000	$46.12	340,000
February 1, 2011 to February 28, 2011	CS – 900	$44.75	900	$309 million
	CSNV – 342,369	$45.16	342,369
Total	CS – 39,416	$46.87	39,416	$309 million
	CSNV – 1,056,369	$45.85	1,056,369

As of February 28, 2011, $309 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. The repurchase authorization has no expiration date.

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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.**

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

McCORMICK & COMPANY, INCORPORATED

Date: April 1, 2011	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr. Executive Vice President & Chief Financial Officer

Date: April 1, 2011	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr. Senior Vice President & Controller