Form 10-K/A
period 2010-11-30
MCCORMICK & CO INC
filed 2011-05-25
CIK 63754

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2010: $282,349,049

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2010: $4,645,172,239

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

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2010, to furnish the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2010 and 2009, the Zatarain’s Partnership L.P. 401(K) Retirement Plan for the years ended December 31, 2010 and 2009, and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2010 and 2009. This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

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

THE McCORMICK 401(K) RETIREMENT PLAN

DATE: May 25, 2011	By:	/s/ Cecile K. Perich
Cecile K. Perich
Vice President - Human Relations and Plan Administrator

The McCormick 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2010 and 2009

NOVEMBER 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan (the Plan) as of November 30, 2010 and 2009, and the related statement of changes in net assets available for benefits for the year ended November 30, 2010. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2010 and 2009, and the changes in its net assets available for benefits for the year ended November 30, 2010, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2010, is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Hunt Valley, Maryland May 24, 2011

200 International Circle    •    Suite 5500    •    Hunt Valley    •    Maryland 21030    •    P 410-584-0060    •    F 410-584-0061

The McCormick 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2010 and 2009

	2010	2009
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick stock fund	$123,557,816	$100,907,047
Pooled, common and collective funds	33,970,625	33,957,943
Equity funds	141,351,715	125,112,320
Bond funds	30,431,406	26,092,136
Balanced funds	37,031,712	30,501,232

Total Investments	366,343,274	316,570,678

Receivables:
Notes receivable from participants	5,628,130	4,881,840
Employer contributions	42,538	39,179
Employee contributions	107,853	104,334
Accrued interest and dividends	59,772	60,025
Due from funds for securities sold, net	—	1,717,826

Total Receivables	5,838,293	6,803,204

Total Assets at Fair Value	372,181,567	323,373,882

LIABILITIES
Due to funds for securities purchased	158,529	—

Net Assets at Fair Value	372,023,038	323,373,882
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(731,266)	(67,780)

Net Assets Available for Benefits	$371,291,772	$323,306,102

The accompanying notes are an integral part of these financial statements.

The McCormick 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2010

ADDITIONS
Contributions:
Employer contributions	$6,429,159
Employee contributions	14,024,954
Rollover	490,170
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,800,816
Mutual funds	3,906,463
Net appreciation of investments	38,748,372

Total Additions	66,399,934

DEDUCTIONS
Participant withdrawals	18,394,813
Administrative expenses	19,451

Total Deductions	18,414,264

Net increase	47,985,670
Net assets available for benefits, beginning of year	323,306,102

Net Assets Available for Benefits, End of Year	$371,291,772

The accompanying notes are an integral part of this financial statement.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

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

Participants’ elective contributions, as well as the Company’s matching contributions, are invested in the Plan’s investment funds as directed by the participant.

Participant Accounts

Each participant’s account is credited with the participant’s contribution, the employer’s contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are invested. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account balance.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

1.	DESCRIPTION OF THE PLAN (continued)

Notes Receivable from Participants

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding loan balance during the prior 12 months, whichever is less. The Company’s Investment Committee determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bore interest at rates ranging from 4.25% to 9.25%.

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, reconstruct, or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Payment of Benefits

Participants may choose to receive account distributions either in the form of a lump sum payment or installments over a period of time as defined in the Plan Document. Benefits and withdrawals are recorded when paid.

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

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Plan are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of November 30, 2010, 4,323,837 units were outstanding with a value of approximately $28.57 per unit. As of November 31, 2009, 2,933,671 units were outstanding with a value of approximately $34.40 per unit. As of November 30, 2010, the Fund held 2,782,885 shares of McCormick & Company, Incorporated common stock with an aggregate value of $122,016,864 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,540,952. As of November 30, 2009, the Fund held 2,828,965 shares of McCormick & Company, Incorporated common stock with an aggregate value of $100,803,341 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $103,706.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit-responsive within the meaning of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 962, Plan Accounting. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid from participant accounts in the Plan.

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

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of November 30, 2010 and 2009.

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these financial statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

In September 2010, the FASB issued guidance clarifying the classification and measurement of participant loans by defined contribution pension plans. That guidance requires that participant loans be classified as notes receivable from participants and measured at their unpaid principal balance, plus any accrued but unpaid interest. The Plan adopted this new guidance in its November 30, 2010, financial statements and has reclassified participant loans of $4,881,840 as of November 30, 2009, from investments to notes receivable from participants. Net assets of the Plan were not affected by the adoption of the new guidance.

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

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2010, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in value by $38,748,372, as follows:

McCormick & Company, Incorporated – common stock	$23,119,758
Pooled, common and collective funds	276,720
Mutual funds	15,351,894

Total	$38,748,372

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

4.	INVESTMENTS (continued)

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2010 and 2009, were as follows:

	As of November 30,
	2010	2009
McCormick & Company, Incorporated – common stock fund	$123,557,816	$100,907,047
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	33,239,360	33,890,163
Mutual funds:
Vanguard S&P 500 Index Fund	32,926,182	30,699,207
Blackrock Large Cap Core Fund	27,714,902	26,448,209
Vanguard Total Bond Market Index Fund	20,523,178	18,793,903
American Funds EuroPacific Growth Fund	20,536,060	21,024,981

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement and Disclosure, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of November 30, 2010.

Mutual funds: Valued at the net asset value (“NAV”) of shares held by the Plan at year end.

Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2010:

	Assets at Fair Value as of November 30, 2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$141,351,715	$—	$—	$141,351,715
Bond funds	30,431,406	—	—	30,431,406
Balanced funds	37,031,712	—	—	37,031,712
Common stocks:
Consumer staples	123,557,816	—	—	123,557,816
Guaranteed investment contract	—	33,970,625	—	33,970,625

Total Assets at Fair Value	$332,372,649	$33,970,625	$—	$366,343,274

The McCormick 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2009:

	Assets at Fair Value as of November 30, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$125,112,320	$—	$—	$125,112,320
Bond funds	26,092,136	—	—	26,092,136
Balanced funds	30,501,232	—	—	30,501,232
Common stocks:
Consumer staples	100,907,047	—	—	100,907,047
Guaranteed investment contract	—	33,957,943	—	33,957,943

Total Assets at Fair Value	$282,612,735	$33,957,943	$—	$316,570,678

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

Notes to the Financial Statements

November 30, 2010 and 2009

7.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2010	2009
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$371,291,772	$323,306,102
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	731,266	67,780

Net Assets Available for Benefits per the Form 5500, at Fair Value	$372,023,038	$323,373,882

Year Ended November 30, 2010
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$47,985,670
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	663,486

Net Increase in Net Assets Available for Benefits per Form 5500	$48,649,156

Supplemental Schedule

The McCormick 401(k) Retirement Plan

Schedule H, Line 4i - Schedule of Assets (Held at End of Year)

As of November 30, 2010

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common Stock*	2,782,885	$122,016,864

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	1,540,952	1,540,952

		123,557,816

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	744,535	33,970,625

Mutual Funds
Pimco Total Return Fund	862,335	9,908,228
Vanguard Total Bond Market Index Fund	1,900,294	20,523,178
Vanguard S&P 500 Index Fund	303,887	32,926,182
American Funds EuroPacific Growth Fund	521,750	20,536,060
Blackrock Large Cap Core Fund	2,622,034	27,714,902
ICM Small Company Value Fund	443,529	12,414,377
Managers Small Cap Fund	805,307	9,550,935
T Rowe Price Growth Stock Fund	293,905	9,058,164
Vanguard Mid Cap Index Fund	413,258	7,971,743
Vanguard Small Cap Index Signal	161,521	4,751,958
Vanguard Total International Stock Index	449,044	6,636,875
Vanguard Windsor II Fund Adm	228,270	9,790,519
Vanguard Target Retirement Fund #308	466,534	5,248,502
Vanguard Target Retirement Fund 2015	683,142	8,375,318
Vanguard Target Retirement Fund 2025	1,120,874	13,753,121
Vanguard Target Retirement Fund 2035	500,844	6,305,632
Vanguard Target Retirement Fund 2045	257,033	3,349,139

		208,814,833

Notes receivable from participants
(4.25% – 9.25% annual interest rates)*		5,628,130

		$371,971,404

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2010, our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2010, and our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2010.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 24, 2011

Hunt Valley, Maryland

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

THE ZATARAIN’S PARTNERSHIP L.P. 401(K) RETIREMENT PLAN

DATE: May 25, 2011	By:	/s/ Regina Templet
Regina Templet
Director of Finance - Zatarain’s Brands and Plan Administrator

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of December 31, 2010 and 2009

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

    (on behalf of The Zatarain’s Partnership, L.P. 401(k) Savings Plan)

We have audited the accompanying statements of net assets available for benefits of The Zatarain’s Partnership, L.P. 401(k) Savings Plan (the Plan) as of December 31, 2010 and 2009, and the related statement of changes in net assets available for benefits for the year ended December 31, 2010. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2010 and 2009, and the changes in its net assets available for benefits for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2010, is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Hunt Valley, Maryland May 24, 2011

200 International Circle    •    Suite 5500    •    Hunt Valley    •    Maryland 21030    •    P 410-584-0060    •    F 410-584-0061

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statements of Net Assets Available for Benefits

As of December 31, 2010 and 2009

	2010	2009
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick stock fund	$97,490	$62,409
Pooled, common and collective funds	1,022,439	973,749
Equity funds	3,610,980	3,442,418
Bond funds	548,773	408,417
Balanced funds	1,978,316	1,609,406

Total Investments	7,257,998	6,496,399

Receivables:
Notes receivable from participants	297,203	189,712
Employer contributions	299,136	335,219
Employee contributions	10,978	9,808
Accrued interest and dividends	1,610	1,548

Total Receivables	608,927	536,287

Total Assets at Fair Value	7,866,925	7,032,686

LIABILITIES
Due to funds for securities purchased	1,012	—

Net Assets at Fair Value	7,865,913	7,032,686
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(22,009)	(1,944)

Net Assets Available for Benefits	$7,843,904	$7,030,742

The accompanying notes are an integral part of this financial statement.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended December 31, 2010

ADDITIONS
Contributions:
Employer contributions	$412,459
Employee contributions	410,703
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	1,799
Mutual funds	102,309
Net appreciation of investments	626,301
Other, net	63

Total Additions	1,553,634

DEDUCTIONS
Participant withdrawals	738,372
Administrative expenses	2,100

Total Deductions	740,472

Net Increase	813,162
Net assets available for benefits, beginning of year	7,030,742

Net Assets Available for Benefits, End of Year	$7,843,904

The accompanying notes are an integral part of this financial statement.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

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

The Plan Sponsor has elected to merge the Plan with the McCormick 401(k) Retirement Plan during fiscal year 2011. The event has not occurred as of December 31, 2010.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives are contained in the Plan Document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their compensation, subject to certain limitations. The Company provides a matching contribution of 35% of an employee’s contribution on the first 6% of the employee’s eligible compensation per payroll period. The Company also makes an annual safe harbor profit sharing contribution of 3% of an employee’s eligible compensation. The Company may make an additional non-elective profit sharing contribution. An employee is required to have at least one year of service to participate in the Plan. During the year ended December 31, 2010, the Company made profit-sharing contributions of $297,000.

Participants are immediately vested in their contributions, the profit-sharing contribution and all earnings on their vested balances. The Company’s matching contributions vest as follows:

After Years of Service	Vesting Percentage
1	0%
2	20%
3	50%
4	60%
5	100%

Participant’s contributions are invested in the Plan’s investment funds as directed by the participant. At each plan year end, the employer profit-sharing contribution is unallocated. Forfeitures of Company contributions are allocated to participants. Forfeitures during the year ended December 31, 2010, were $6,872 which were used to reduce the Company’s contribution.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

1.	DESCRIPTION OF THE PLAN (continued)

Participant Accounts

Each participant’s account is credited with the participant’s contribution, company match, and an allocation of the employer’s contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are vested. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account balance.

Notes Receivable from Participants

Participants are permitted to take loans from their account balances, subject to a $1,000 minimum. The maximum amount of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding loan balance during the prior 12 months, whichever is less. The Plan Sponsor determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bore interest at rates ranging from 4.25% to 9.25%.

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Payment of Benefits

Participants may choose to receive account distributions either in the form of a lump sum payment or installments over a period of time as defined in the Plan Document. Benefits and withdrawals are recorded when paid.

Plan Termination

Upon termination of service, a participant with an account balance greater than $1,000 may elect to rollover the balance to an Individual Retirement Account or another qualified plan or elect to receive a lump-sum payment equal to his or her account balance. Balances less than $1,000 will automatically be paid directly to the participant.

The Company has elected to merge the Plan in 2011. During 2011, the assets of the Plan will be merged into the McCormick 401(k) Retirement Plan, sponsored by McCormick & Company, Incorporated.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Plan are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick common stock and the cash investments held by the Fund. As of December 31, 2010, 9,481 units were outstanding with a value of approximately $10.28 per unit. As of December 31, 2009, 7,466 units were outstanding with a value of approximately $8.36 per unit. As of December 31, 2010, the Fund held 1,933 shares of McCormick & Company, Incorporated common stock with an aggregate value of $89,942 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $7,548. As of December 31, 2009, the Fund held 1,564 shares of McCormick & Company, Incorporated common stock with an aggregate value of $56,507 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $5,902.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive within the meaning of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 962, Plan Accounting. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

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

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of December 31, 2010 and 2009.

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

In September 2010, the FASB issued guidance clarifying the classification and measurement of participant loans by defined contribution pension plans. That guidance requires that participant loans be classified as notes receivable from participants and measured at their unpaid principal balance, plus any accrued but unpaid interest. The Plan adopted this new guidance in its December 31, 2010, financial statements and has reclassified participant loans of $189,712 as of December 31, 2009, from investments to notes receivable from participants. Net assets of the Plan were not affected by the adoption of the new guidance.

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

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended December 31, 2010, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by $626,301, as follows:

McCormick & Company, Incorporated - Common stock	$18,963
Pooled, common and collective funds	4,122
Mutual funds	603,216

Total	$626,301

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

4.	INVESTMENTS (continued)

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits were as follows:

	As of December 31,
	2010	2009
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	$1,000,430	$971,805
Mutual funds:
Vanguard Target Retirement 2025 #304	1,162,109	1,131,057
American Funds EuroPacific Growth Fund*	113,171	1,104,562
T. Rowe Price Growth Stock Fund	1,037,293	990,907
Vanguard Total Bond Market Index I #222	1,004,145	342,998
Vanguard Institutional Index Fund	736,293	658,973

*	Amounts below the 5% threshold.

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement and Disclosure (FASB ASC Topic 820), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of December 31, 2010.

Mutual funds: Valued at the net asset value (NAV) of shares held by the Plan at year end.

Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

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

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Notes to the Financial Statements

December 31, 2010 and 2009

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$3,610,980	$—	$—	$3,610,980
Bond funds	548,773	—	—	548,773
Balanced funds	1,978,316	—	—	1,978,316
Common stocks:
Consumer staples	97,490	—	—	97,490
Guaranteed investment contract	—	1,022,439	—	1,022,439

Total Assets at Fair Value	$6,235,559	$1,022,439	$—	$7,257,998

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$3,442,418	$—	$—	$3,442,418
Bond funds	408,417	—	—	408,417
Balanced funds	1,609,406	—	—	1,609,406
Common stocks:
Consumer staples	62,409	—	—	62,409
Guaranteed investment contract	—	973,749	—	973,749

Total Assets at Fair Value	$5,522,650	$973,749	$—	$6,496,399

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

December 31, 2010 and 2009

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

The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of December 31,
	2010	2009
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$7,843,904	$7,030,742
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	22,009	1,944

Net Assets Available for Benefits per the Form 5500, at Fair Value	$7,865,913	$7,032,686

Year Ended December 31, 2010
Statement of Changes in Net Assets Available for Benefits
Net increase in net assets available for benefits per the financial statements	$813,162
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	20,065

Net Increase in Net Assets Available for Benefits per Form 5500	$833,227

Supplemental Schedule

The Zatarain’s Partnership, L.P. 401(k) Savings Plan

Schedule H, Line 4i – Schedule of Assets (Held at End of Year)

As of December 31, 2010

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common Stock*	1,933	$89,942

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	7,548	7,548

		97,490

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	22,359	1,022,439

Mutual Funds
Vanguard Institutional Index Fund	6,402	736,293
T Rowe Price Growth Stock Fund	32,264	1,037,293
Blackrock Large Cap Core Fund	10,159	113,171
Vanguard Total Bond Market Index Fund	33,248	352,430
American Funds EuroPacific Growth Fund	24,308	1,004,145
Vanguard Target Retirement Fund 2025	92,085	1,162,109
Vanguard Windsor II Fund Adm	2,487	113,325
ICM Small Company Value Fund	4,988	151,087
Vanguard Target Retirement Fund 2015	14,040	174,380
Managers Small Cap Fund	7,468	96,036
Vanguard Target Retirement Fund #308	2,349	26,502
Vanguard Total International Stock Index	8,930	140,731
Vanguard Mid Cap Index Fund	4,565	92,949
Vanguard Target Retirement Fund 2035	24,853	325,320
Vanguard Small Cap Index Signal	4,020	125,950
Vanguard Target Retirement Fund 2045	21,482	290,005
Pimco Total Return Fund	18,096	196,343

		6,138,069

Notes receivable from participants (4.25% – 9.25% annual interest rates)*		297,203

		$7,555,201

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2010, our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2010, and our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2010.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 24, 2011

Hunt Valley, Maryland

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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE: May 25, 2011	By:	/s/ Craig Berger
Craig Berger
Director of Finance - Mojave Foods Corporation and Plan Administrator

The Mojave Foods Corporation 401(k) Retirement Plan

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2010 and 2009

NOVEMBER 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

    (on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) as of November 30, 2010 and 2009, and the related statement of changes in net assets available for benefits for the year ended November 30, 2010. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2010 and 2009, and the changes in its net assets available for benefits for the year ended November 30, 2010, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of November 30, 2010 is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Hunt Valley, Maryland May 24, 2011

200 International Circle    •    Suite 5500    •    Hunt Valley    •    Maryland 21030    •    P 410-584-0060    •    F 410-584-0061

The Mojave Foods Corporation 401(k) Retirement Plan

Statements of Net Assets Available for Benefits

As of November 30, 2010 and 2009

	2010	2009
ASSETS
Investments:
Securities – at fair value, participant directed:
McCormick stock fund	$110,967	$76,517
Pooled, common and collective funds	103,495	86,080
Equity funds	556,083	442,950
Bond funds	222,198	165,086
Balanced funds	311,635	217,619

Total Investments	1,304,378	988,252

Receivables:
Notes receivable from participants	86,079	71,862
Employer contributions	55,488	48,629
Employee contributions	702	550
Accrued interest and dividends	551	440

Total Receivables	142,820	121,481

Total Assets at Fair Value	1,447,198	1,109,733

LIABILITIES
Due to funds for securities purchased	4,927	—

Net Assets at Fair Value	1,442,271	1,109,733
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(2,228)	(172)

Net Assets Available for Benefits	$1,440,043	$1,109,561

The accompanying notes are an integral part of these financial statements.

The Mojave Foods Corporation 401(k) Retirement Plan

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2010

ADDITIONS
Contributions:
Employer contributions	$52,265
Employee contributions	212,452
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,285
Mutual funds	23,733
Net appreciation of investments	91,306

Total Additions	382,041

DEDUCTIONS
Participant withdrawals	49,547
Administrative expenses and other, net	2,012

Total Deductions	51,559

Net increase	330,482
Net assets available for benefits, beginning of year	1,109,561

Net Assets Available for Benefits, End of Year	$1,440,043

The accompanying notes are an integral part of these financial statements.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

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

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the year ended November 30, 2010, the Company made a discretionary matching contribution of 25% of eligible employee pretax contributions.

Participants are immediately vested in their contributions, in earnings on their contributions, in matching Company contributions and in earnings on vested Company contributions.

Participants’ elective contributions, as well as the Company’s matching contributions, are invested in the Plan’s investment funds as directed by the participant.

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

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

1.	DESCRIPTION OF THE PLAN (continued)

Notes Receivable from Participants

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant’s contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor determines the interest rate for loans based on current market rates. The loans are secured by the participant’s account and bear interest at rates ranging from 4.25% to 9.25%.

Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct, or substantially rehabilitate a primary home for the participant or the participant’s immediate family.

Payment of Benefits

Participants may choose to receive account distributions either in the form of a lump sum payment or installments over a period of time as defined in the Plan Document. Benefits and withdrawals are recorded when paid.

Plan Termination

Upon termination of service, a participant with an account balance greater than $1,000 may elect to rollover the balance to an Individual Retirement Account, or another qualified plan, or elect to receive a lump-sum payment equal to his or her account balance. Balances less than $1,000 will automatically be paid directly to the participant.

The Company has no intentions to terminate the Plan; however, the Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time, if its Board of Directors determines that business, financial or other good cause make it necessary to do so. Also, the Company may amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested benefits.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Plan are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2010, 12,947 units were outstanding with a value of approximately $8.57 per unit. As of November 30, 2009, 8,440 units were outstanding with a value of approximately $9.07 per unit. As of November 30, 2010, the Fund held 2,279 shares of McCormick & Company, Incorporated common stock with an aggregate value of $100,299 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $10,668. As of November 30, 2009, the Fund held 1,963 shares of McCormick & Company, Incorporated common stock with an aggregate value of $70,040 and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $6,477.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive within the meaning of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 962, Plan Accounting. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

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

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of November 30, 2010 and 2009.

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these financial statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

In September 2010, the FASB issued guidance clarifying the classification and measurement of participant loans by defined contribution pension plans. That guidance requires that participant loans be classified as notes receivable from participants and measured at their unpaid principal balance, plus any accrued but unpaid interest. The Plan adopted this new guidance in its November 30, 2010, financial statements and has reclassified participant loans of $71,862 as of November 30, 2009, from investments to notes receivable from participants. Net assets of the Plan were not affected by the adoption of the new guidance.

3.	INCOME TAX STATUS

The Plan was designed using a non-standardized prototype plan document and has received an opinion letter from the Internal Revenue Service (IRS) dated August 30, 2001, stating that the form of the plan is qualified under Section 401 of the Internal Revenue Code (the Code), and therefore, the related trust is tax-exempt. In accordance with Revenue Procedure 2006-6 and Announcement 2001-77, the Plan Sponsor has determined that it is eligible to and has chosen to rely on the current IRS prototype plan opinion letter. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Sponsor believes the Plan is being operated in compliance with the applicable requirements of the Code and therefore, believes that the Plan is qualified and the related trust is tax-exempt.

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2010, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated (depreciated) in fair value by $91,306, as follows:

McCormick & Company, Incorporated - Common stock	$18,280
Pooled, common and collective funds	511
Mutual funds	72,515

Total	$91,306

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

4.	INVESTMENTS (continued)

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2010 and 2009, were as follows:

	As of November 30,
	2010	2009

McCormick & Company, Incorporated – Common stock fund	$110,967	$76,517
Pooled, common and collective funds:
Wells Fargo Stable Return Fund (at contract value)	101,267	85,908
Mutual funds:
Vanguard Total Bond Market Index Fund I #222	197,837	142,629
Vanguard Institutional Index Fund	225,670	186,503
ICM Small Company Portfolio Fund	95,969	71,137
Vanguard Target Retirement 2035 #305	91,072	63,633
Vanguard Target Retirement 2025 #304	89,766	64,143
Vanguard Windsor II Fund Adm	80,165	67,633

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement and Disclosure (FASB ASC Topic 820), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of November 30, 2010.

Mutual funds: Valued at the net asset value (NAV) of shares held by the Plan at year end.

Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2010:

	Assets at Fair Value as of November 30, 2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$556,083	$—	$—	$556,083
Bond funds	222,198	—	—	222,198
Balanced funds	311,635	—	—	311,635
Common stocks:
Consumer staples	110,967	—	—	110,967
Guaranteed investment contract	—	103,495	—	103,495

Total Assets at Fair Value	$1,200,883	$103,495	—	$1,304,378

The Mojave Foods Corporation 401(k) Retirement Plan

Notes to the Financial Statements

November 30, 2010 and 2009

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2009:

	Assets at Fair Value as of November 30, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$442,950	$—	$—	$442,950
Bond funds	165,086	—	—	165,086
Balanced funds	217,619	—	—	217,619
Common stocks:
Consumer staples	76,517	—	—	76,517
Guaranteed investment contract	—	86,080	—	86,080

Total Assets at Fair Value	$902,172	$86,080	$—	$988,252

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

November 30, 2010 and 2009

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

The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2010	2009
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$1,440,043	$1,109,561
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	2,228	172

Net Assets Available for Benefits per the Form 5500, at Fair Value	$1,442,271	$1,109,733

Year Ended November 30, 2010
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$330,482
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	2,056

Net Increase in Net Assets Available for Benefits per Form 5500	$332,538

Supplemental Schedule

The Mojave Foods Corporation 401(k) Retirement Plan

Schedule H, Line 4i – Schedule of Assets (Held at End of Year)

As of November 30, 2010

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
Common Stock*	2,279	$100,299

Money Market Fund
Wells Fargo Short-Term Investment Money Market Fund*	10,668	10,668

		110,967

Pooled, Common and Collective Funds
Wells Fargo Stable Return Fund*	2,268	103,495

Mutual Funds
Vanguard Institutional Index Fund	2,083	225,670
Blackrock Large Cap Core Fund	2,206	23,319
Vanguard Total Bond Market Index Fund	18,318	197,837
American Funds EuroPacific Growth Fund	906	35,665
Vanguard Target Retirement Fund 2025	7,316	89,766
Vanguard Windsor II Fund Adm	1,869	80,165
ICM Small Company Value Fund	3,429	95,969
Vanguard Target Retirement Fund 2015	4,160	51,002
Managers Small Cap Fund	49	580
Vanguard Target Retirement Fund #308	5,402	60,768
Vanguard Total International Stock Index	1,809	26,738
T Rowe Price Growth Stock Fund	1,039	32,034
Vanguard Mid Cap Index Fund	962	18,558
Vanguard Target Retirement Fund 2035	7,234	91,072
Vanguard Small Cap Index Signal	591	17,385
Vanguard Target Retirement Fund 2045	1,460	19,027
Pimco Total Return Fund	2,120	24,361

		1,089,916

Notes receivable from participants (4.25% – 9.25% annual interest rates)*		86,079

		$1,390,457

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan, Mojave Foods Corporation 401(k) Retirement Plan and Zatarain’s Partnership, L.P. 401(k) Savings Plan of McCormick & Company, Inc. of our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2010, our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2010, and our report dated May 24, 2011, with respect to the financial statements and supplemental schedule of the Zatarain’s Partnership, L.P. 401(k) Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2010.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC

May 24, 2011

Hunt Valley, Maryland

200 International Circle    •    Suite 5500    •    Hunt Valley    •    Maryland 21030    •    P 410-584-0060    •    F 410-584-0061