Form 10-Q
period 2011-05-31
MCCORMICK & CO INC
filed 2011-07-01
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding May 31, 2011
Common Stock	12,499,510
Common Stock Non-Voting	119,776,364

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended		Six months ended
	May 31,		May 31,
	2011	2010	2011	2010

Net sales	$883.7	$798.3	$1,666.5	$1,562.8
Cost of goods sold	533.0	471.6	987.6	925.9

Gross profit	350.7	326.7	678.9	636.9

Selling, general and administrative expense	241.4	229.2	459.0	438.5

Operating income	109.3	97.5	219.9	198.4

Interest expense	12.3	12.3	24.5	24.6
Other income, net	0.9	0.0	1.4	0.4

Income from consolidated operations before income taxes	97.9	85.2	196.8	174.2

Income taxes	30.4	25.7	60.4	53.1

Net income from consolidated operations	67.5	59.5	136.4	121.1

Income from unconsolidated operations	6.1	6.7	14.0	13.1

Net income	$73.6	$66.2	$150.4	$134.2

Earnings per common share – basic	$0.56	$0.50	$1.13	$1.01

Average shares outstanding – basic	132.4	133.1	132.7	132.7

Earnings per common share – diluted	$0.55	$0.49	$1.12	$1.00

Average shares outstanding – diluted	134.1	134.8	134.3	134.3

Cash dividends paid per common share	$0.28	$0.26	$0.56	$0.52

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	May 31, 2011	May 31, 2010	November 30, 2010
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47.9	$23.1	$50.8
Trade accounts receivables, net	342.6	310.8	386.7
Inventories
Finished products	274.0	238.5	234.1
Raw materials and work-in-process	303.3	217.8	243.5

	577.3	456.3	477.6
Prepaid expenses and other current assets	111.8	117.6	100.8

Total current assets	1,079.6	907.8	1,015.9

Property, plant and equipment	1,228.8	1,090.1	1,163.3
Less: accumulated depreciation	(734.0)	(626.2)	(675.3)

Total property, plant and equipment, net	494.8	463.9	488.0

Goodwill, net	1,480.3	1,372.6	1,417.4
Intangible assets, net	234.7	231.9	232.5
Investments and other assets	300.0	216.2	265.9

Total assets	$3,589.4	$3,192.4	$3,419.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$108.2	$129.1	$0.2
Current portion of long-term debt	100.3	0.4	100.2
Trade accounts payable	301.8	266.0	302.7
Other accrued liabilities	336.2	313.8	431.7

Total current liabilities	846.5	709.3	834.8

Long-term debt	781.2	874.6	779.9
Other long-term liabilities	319.6	321.1	342.3

Total liabilities	1,947.3	1,905.0	1,957.0

Shareholders’ Equity
Common stock	292.6	253.9	282.7
Common stock non-voting	495.2	431.8	473.8
Retained earnings	732.7	670.1	700.9
Accumulated other comprehensive income (loss)	112.4	(76.7)	(3.7)
Non-controlling interest	9.2	8.3	9.0

Total shareholders’ equity	1,642.1	1,287.4	1,462.7

Total liabilities and shareholders’ equity	$3,589.4	$3,192.4	$3,419.7

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Six months ended
	May 31,
	2011	2010

Cash flows from operating activities
Net income	$150.4	$134.2
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	48.5	45.9
Stock-based compensation	7.6	7.5
Income from unconsolidated operations	(14.0)	(13.1)
Changes in operating assets and liabilities	(166.7)	(117.0)
Dividends from unconsolidated affiliates	10.5	7.7

Net cash flow provided by operating activities	36.3	65.2

Cash flows from investing activities
Capital expenditures	(33.4)	(32.4)
Proceeds from sale of property, plant and equipment	0.3	0.2

Net cash flow used in investing activities	(33.1)	(32.2)

Cash flows from financing activities
Short-term borrowings, net	107.9	28.1
Long-term debt borrowings	2.1	0.0
Long-term debt repayments	0.0	(14.2)
Proceeds from exercised stock options	31.1	29.7
Common stock acquired by purchase	(89.2)	(6.4)
Dividends paid	(74.3)	(69.0)

Net cash flow used in financing activities	(22.4)	(31.8)

Effect of exchange rate changes on cash and cash equivalents	16.3	(17.6)

Decrease in cash and cash equivalents	(2.9)	(16.4)
Cash and cash equivalents at beginning of period	50.8	39.5

Cash and cash equivalents at end of period	$47.9	$23.1

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

The results of consolidated operations for the three and six month periods ended May 31, 2011 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2010.

Accounting and Disclosure Changes

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This new accounting pronouncement is effective for our first quarter of 2013 and we do not expect any material impact on our financial statements from adoption.

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

In May 2011, we entered into $150 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of at least $150 million of fixed rate medium-term notes in 2011. We intend to cash settle these agreements upon issuance of the medium-term notes thereby effectively locking in the U.S. Treasury fixed interest rate in effect at the time the agreements were initiated. The U.S. Treasury locked weighted average fixed rate of these agreements is 3.18%. We have designated these outstanding forward U.S. Treasury rate lock agreements, which expire on July 22, 2011, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the medium-term notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material in the quarter.

As of May 31, 2011, the maximum time frame for our foreign exchange forward contracts is 18 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $3.4 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2011

	Other current	Other current	Other current	Other current	Other current	Other current
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$17.7	Other accrued liabilities	$150.0	$0.9

Foreign exchange contracts	Other current assets	187.3	3.5	Other accrued liabilities	$38.2	2.7

Total			$21.2			$3.6

As of May 31, 2010

	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$16.1

Foreign exchange contracts	Other current assets	235.5	3.1	Other accrued liabilities	$34.4	$0.7

Total			$19.2			$0.7

As of November 30, 2010

	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$19.2

Foreign exchange contracts	Other current assets	4.5	0.2	Other accrued liabilities	$203.7	$2.8

Total			$19.4			$2.8

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the quarters ending May 31, 2011 and 2010 (in millions):

Fair Value Hedges

	Interest expense	Interest expense	Interest expense	Interest expense	Interest expense
Derivative	Income statement location	Expense
		For the 3 months ended 5/31/11	For the 3 months ended 5/31/10	For the 6 months ended 5/31/11	For the 6 months ended 5/31/10
Interest rate contracts	Interest expense	$1.3	$1.3	$2.5	$2.5

Cash Flow Hedges – For the 3 months ended May 31,

	Interest expense	Interest expense	Interest expense	Interest expense	Interest expense
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2011	2010		2011	2010

Interest rate contracts	$(0.9)	—	Interest expense	$(0.4)	$(0.4)

Foreign exchange contracts	—	$0.4	Cost of goods sold	(1.0)	(0.1)

Total	$(0.9)	$0.4		$(1.4)	$(0.5)

Cash Flow Hedges – For the 6 months ended May 31,

	Interest expense	Interest expense	Interest expense	Interest expense	Interest expense
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2011	2010		2011	2010

Interest rate contracts	$(0.9)	—	Interest expense	$(0.7)	$(0.7)

Foreign exchange contracts	(1.8)	$1.7	Cost of goods sold	(1.6)	0.0

Total	$(2.7)	$1.7		$(2.3)	$(0.7)

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments was not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of May 31, 2011
Assets	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$47.9	$47.9	$—	$—
Insurance contracts	61.9	—	61.9	—
Bonds & other long-term investments	12.9	12.9	—	—
Interest rate derivatives	17.7	—	17.7	—
Foreign currency derivatives	3.5	—	3.5	—

Total	$143.9	$60.8	$83.1	$—

Liabilities
Foreign currency derivatives	$2.7	—	$2.7	—
Interest rate derivatives	0.9	—	0.9	—

Total	$3.6	$—	$3.6	$—

		Fair value measurements using fair value hierarchy As of May 31, 2010
Assets	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$23.1	$23.1	$—	$—
Insurance contracts	44.3	—	44.3	—
Bonds & other long-term investments	19.7	19.7	—	—
Interest rate derivatives	16.1	—	16.1	—
Foreign currency derivatives	3.1	—	3.1	—

Total	$106.3	$42.8	$63.5	$—

Liabilities
Foreign currency derivatives	$0.7	$—	$0.7	$—

		Fair value measurements using fair value hierarchy As of November 30, 2010
Assets	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$50.8	$50.8	$—	$—
Insurance contracts	52.8	—	52.8	—
Bonds & other long-term investments	13.0	13.0	—	—
Interest rate derivatives	19.2	—	19.2	—
Foreign currency derivatives	0.2	—	0.2	—

Total	$136.0	$63.8	$72.2	$—

Liabilities
Foreign currency derivatives	$2.8	$—	$2.8	$—

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

4.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31 (in millions):

	United States		International
	2011	2010	2011	2010
Defined benefit plans
Service cost	$3.8	$3.2	$1.6	$1.3
Interest costs	7.6	7.3	3.2	2.8
Expected return on plan assets	(8.5)	(8.0)	(4.0)	(3.4)
Amortization of prior service costs	—	—	.1	.1
Recognized net actuarial loss	3.3	3.0	.6	.3

Total pension expense	$6.2	$5.5	$1.5	$1.1

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31 (in millions):

	United States		International
	2011	2010	2011	2010
Defined benefit plans
Service cost	$7.6	$6.4	$3.1	$2.7
Interest costs	15.1	14.6	6.3	5.7
Expected return on plan assets	(17.0)	(16.0)	(7.9)	(6.9)
Amortization of prior service costs	—	—	.2	.2
Recognized net actuarial loss	6.6	5.9	1.2	.7

Total pension expense	$12.3	$10.9	$2.9	$2.4

During the six months ended May 31, 2011 and 2010, we made $39.0 million and $44.5 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in 2011 are expected to be approximately $46 million. Total contributions to our pension plans in fiscal year 2010 were $49.5 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
Other postretirement benefits
Service cost	$0.8	$1.3	$1.9	$2.5
Interest costs	1.1	1.2	2.2	2.5
Amortization of prior service costs	(1.5)	(1.2)	(3.0)	(2.7)
Amortization of losses and (gains)	0.1	0.2	0.4	0.6

Total other postretirement expense	$0.5	$1.5	$1.5	$2.9

5.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
Stock-based compensation expense	$5.5	$5.5	$7.6	$7.5

Our 2011 annual grant of stock options and restricted stock units (RSU) occurred in the second quarter, similar to the 2010 annual grant. The weighted-average grant-date fair value of an option granted in 2011 was $7.99 and in 2010 was $6.88 under a lattice pricing model. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2011	2010
Risk-free interest rates	0.1 - 3.5%	0.2 - 3.8%
Dividend yield	2.4%	2.7%
Expected volatility	15.2 - 22.2%	20.4 - 24.2%
Expected lives	6.4	6.2

The following is a summary of all option activity for the six months ended May 31, 2011 and 2010:

	2011		2010
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	7.4	$32.01	11.3	$29.45
Granted	0.9	47.40	1.0	38.39
Exercised	(1.0)	28.11	(2.1)	22.03
Cancelled	—	—	(0.1)	34.71

Outstanding at end of May 31,	7.3	34.62	10.1	31.77

Exercisable at end of May 31,	5.0	$32.11	8.0	$30.94

As of May 31, 2011 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $113.5 million and for exercisable options was $89.5 million. The total intrinsic value of all options exercised during the six months ended May 31, 2011 and 2010 was $19.6 million and $32.4 million, respectively.

The following is a summary of all of our RSU activity for the six months ended May 31, 2011 and 2010:

	2011		2010
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of period	289	$35.42	353	$32.40
Granted	134	$47.40	176	$38.36
Vested	(183)	$34.03	(232)	$33.17
Forfeited	(3)	$37.20	(2)	$28.26

Outstanding at end of February	237	$43.24	295	$35.36

6.	INCOME TAXES

There were no significant changes to unrecognized tax benefits during the six months ended May 31, 2011 (which was $20.7 million at November 30, 2010).

Income taxes for the three months ended May 31, 2011 did not include any discrete tax adjustments. Income taxes for the six months ended May 31, 2011 include $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision.

Income taxes for the three months and six months ended May 31, 2010 include $2.9 million and $4.7 million, respectively, in discrete tax benefits for the settlement of tax audits.

7.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010

Average shares outstanding – basic	132.4	133.1	132.7	132.7
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.7	1.7	1.6	1.6

Average shares outstanding – diluted	134.1	134.8	134.3	134.3

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2011 and 2010 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010

Anti-dilutive securities	0.5	0.7	0.4	3.0

The following table sets forth the common stock activity for the three and six months ended May 31, 2011 and 2010 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010

Shares issued under stock option, employee stock purchase plans and RSUs	0.5	0.9	1.1	1.6
Shares repurchased in connection with the stock repurchase program	0.8	0.2	1.9	0.2

As of May 31, 2011, $270 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010.

8.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010

Net income	$73.6	$66.2	$150.4	$134.2
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax	1.3	3.2	1.0	7.1
Foreign currency translation adjustments	47.0	(93.1)	115.5	(193.9)
Derivative financial instruments, net of tax	—	0.2	(0.4)	1.0

Comprehensive income (loss)	$121.9	$(23.5)	$266.5	$(51.6)

The other comprehensive income (loss) amounts in the table above are net of tax expense of $0.8 million and $1.2 million for the three months ended May 31, 2011 and 2010, respectively, and net of tax expense of $1.6 million and $2.5 million for the six months ended May 31, 2011 and 2010, respectively.

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	May 31, 2011	May 31, 2010	November 30, 2010

Foreign currency translation adjustment	$300.2	$99.4	$184.7
Unrealized gain (loss) on foreign currency exchange contracts	(1.2)	0.4	(0.7)
Unamortized value of interest rate contracts	(5.8)	(6.0)	(5.9)
Pension and other postretirement costs	(180.8)	(170.5)	(181.8)

Accumulated other comprehensive income	$112.4	$(76.7)	$(3.7)

9.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Old Bay”, “El Guapo”, “Ducros”, “Vahine”, “Silvo”, “Schwartz”, “Club House”, “Billy Bee” and “Aeroplane”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.

In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being to provide flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.

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

	Consumer	Industrial	Total
	(in millions)
Three months ended May 31, 2011
Net sales	$499.0	$384.7	$883.7
Operating income	77.0	32.3	109.3
Income from unconsolidated operations	4.5	1.6	6.1

Three months ended May 31, 2010
Net sales	$452.7	$345.6	$798.3
Operating income	68.2	29.3	97.5
Income from unconsolidated operations	5.2	1.5	6.7

	Consumer	Industrial	Total
	(in millions)
Six months ended May 31, 2011
Net sales	$953.1	$713.4	$1,666.5
Operating income	163.9	56.0	219.9
Income from unconsolidated operations	10.5	3.5	14.0

Six months ended May 31, 2010
Net sales	$906.2	$656.6	$1,562.8
Operating income	148.0	50.4	198.4
Income from unconsolidated operations	10.5	2.6	13.1

10.	SUBSEQUENT EVENTS

In June 2011, we signed an agreement to enter into a joint venture with Kohinoor Foods Ltd. in India. “Kohinoor” is a leading national brand of basmati rice as well as other convenience food products. We expect to invest $115 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited. This will be a consumer business consolidated joint venture with projected annual net sales of approximately $85 million and will market and sell branded basmati rice and other food products in India. The completion of the agreement is expected to occur by the end of the third quarter of 2011 subject to regulatory and other approvals in India.

In June 2011, we also signed an agreement to purchase the shares of Kamis, a brand leader of spices, seasonings and mustards in Poland for approximately $291 million. Kamis is a privately held company based in Poland with distribution into Poland, Russia and other parts of Central and Eastern Europe and its annual net sales are approximately $105 million. The acquisition is expected to be completed by the end of the third quarter of 2011, subject to regulatory approval, and will be included in our consumer business segment.

In June we entered into a new five year $600 million revolving credit facility. The new facility expires in June 2016 and replaces our existing $500 million revolving credit facility, which was due to expire in July 2012. The interest rate under this new credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

We are a global leader in flavor, with the manufacturing, marketing and distribution of spices, seasonings mixes, condiments and other flavorful products to the entire food industry – retail outlets, food manufacturers and food service businesses. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Mexico, Central America, Australia, China, Singapore, Thailand and South Africa. Annually, approximately 40% of our sales have been outside of the United States.

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

Improving Margins – We are improving margins with cost savings related to our Comprehensive Continuous Improvement (CCI) program. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that include streamlining processes. However the only amounts we report are actual cost reductions where costs have decreased from the prior year. In 2011 CCI-related cost savings are projected to be at least $45 million (an increase of $5 million from our first quarter 2011 estimate), with a large portion impacting our cost of goods sold. We are also improving margins with our acquisition of strong consumer brands and introduction of more value-added industrial products.

While we continue to experience an environment of volatile costs for many raw and packaging materials, in recent years we have offset this impact with a combination of pricing and cost savings initiatives.

Investing in the Business - We are investing in our consumer business with new products, new packaging and greater marketing support. In 2010, we increased brand marketing by $21 million, or 14%, to support the launch of Recipe Inspirations, Perfect Pinch and other new products. We have planned further increases in brand marketing support in 2011 in line with our sales growth.

As a global leader in flavor, McCormick brings innovative ideas to consumers and to industrial customers. Our 2011 new products for our consumer business include grilling, grinders and salad toppins in the U.S., “Flavourful” seasoning blends in Canada, new “Flavourful” varieties in the U.K. and in France, Ducros seasoning blends, organic spices and herbs, grinders and new Vahine dessert items. We are achieving further growth by introducing our most successful new products in other regions. Examples include the introduction of slow cookers into the U.K., “Recipe Inspirations” in Canada and Thai Chili Sauce in markets outside of China. Many of the new products currently being developed provide convenience, authentic ethnic flavors, a healthy profile and great taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to advance the health benefits of spices and herbs.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China (see Note #10 for a discussion of our latest joint venture in India and our acquisition in Poland agreed to in June 2011). In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6% and increase earnings per share 9 to 11% on an annual basis. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. We are projecting 6 to 8% sales growth in local currency for 2011 which includes our pricing actions in response to higher material costs and increases in volume and product mix, along with acquisitions and joint ventures. Also in 2011, we expect to achieve earnings per share of $2.74 to $2.79, which includes $2 million of acquisition related costs recorded in the second quarter of 2011 and another $7 million which we expect to record in the third quarter of 2011. Profit from these acquisitions will be minimal in 2011 due to integration costs and initial investments in growth, but is expected to be $0.07 to $0.09 accretive to diluted earnings per share in 2012. Our 2011 earnings per share rate of growth is below our long-term objective for the business because of acquisition-related costs to be incurred in 2011 and items that favorably affected our 2010 tax rate, causing a significant increase in our expected 2011 tax rate when compared to 2010. In addition to increased sales and profit, our business generates strong cash flow (we generated $388 million in cash flow from operations in 2010). Long-term, we expect higher cash flow and more efficient asset utilization as we grow net income and achieve further reductions in our working capital. We also have increased shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 25 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Net sales	$883.7	$798.3	$1,666.5	$1,562.8
Percent increase	10.7%		6.6%
Gross profit	$350.7	$326.7	$678.9	$636.9
Gross profit margin	39.7%	40.9%	40.7%	40.8%

The sales increase of 10.7% for the second quarter includes a 2.9% favorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 7.8%. Pricing actions, taken in response to increased raw and packaging material costs, added 4.8% to sales, while favorable volume and product mix drove a 3.0% increase. Our consumer business sales rose 10.2%, which included 2.9% from favorable foreign exchange rates. For this business segment, both higher pricing and increased volume and product mix added to sales. We grew volume and product mix through product introductions, brand marketing support and new distribution in a number of countries including the U.S., Canada, France and China. For our industrial business, sales rose 11.3%, which included 3.0% from favorable foreign exchange rates. Volume and product mix added 4.6%, while higher pricing increased sales by 3.7%. Customer demand for our industrial products, including new items, rose in each of our three geographic regions.

Gross profit for the second quarter of the year increased by 7.3% over the comparable period from last year, while our gross profit margin declined by 120 basis points. In the second half of 2010 we experienced increases in raw material and packaging costs. This higher level of costs has continued into the first half of 2011 and we expect it to persist through 2011. At the end of 2010 and into the first six months of 2011, we have implemented price increases to partially offset these cost increases with the remainder to be offset by CCI savings. We believe raw materials and packaging costs will increase by more than our initial estimate of 7 to 8% in the second half of 2011. In the first quarter, we had some lower cost inventory in the system and did not experience the full effect of higher material costs. In the second quarter, a greater impact of higher material and packaging costs had worked their way into our cost of goods sold. While we were able to fully offset the dollar impact of these costs with our pricing actions and CCI cost savings, the net impact of these factors caused some downward pressure on gross profit as a percentage of net sales. While we expect to achieve at least $45 million of cost savings from CCI in 2011 (which is an increase from our initial projection last quarter of at least $40 million), material costs are expected to also continue to increase. As a result, we expect gross profit margin in the second half of 2011 to be below that of the prior year period.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Selling, general & administrative expense (SG&A)	$241.4	$229.2	$459.0	$438.5
Percent of net sales	27.3%	28.7%	27.5%	28.1%

The decrease in SG&A as a percent of net sales is primarily driven by lower selling costs as a percentage of net sales as well as a slight decline in brand marketing support. With just a slight decrease in 2011 for our marketing support spending, we essentially maintained the higher level of marketing set in 2010 when we reported an 18% increase from the year-ago period. Last year, much of our marketing support increase was directed toward the launch of Recipe Inspirations and Perfect Pinch in the U.S. This year, incremental marketing support has been behind Zatarain’s and Hispanic products in the U.S., as well as social media activity in a number of markets. In the third quarter of 2011, we are planning to invest further in our brands with at least $6 million of incremental marketing, which includes an emphasis on brand value, a U.S. campaign behind Hispanic products and advertising for the Zatarain’s brand. On a full year basis, we expect our marketing support costs to rise in line with our expected net sales increase.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Interest expense	$12.3	$12.3	$24.5	$24.6
Other income, net	0.9	—	1.4	0.4

Interest expense for the second quarter of 2011 was even with that of the prior year. The benefit from slightly lower average debt balances in 2011 compared to 2010 was mostly offset by the impact of slightly higher interest rates for 2011 compared to 2010.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Income from consolidated operations before income taxes	$97.9	$85.2	$196.8	$174.2
Income taxes	30.4	25.7	60.4	53.1
Effective tax rate	31.1%	30.2%	30.7%	30.5%

Income taxes for the three months ended May 31, 2011 did not include any discrete tax adjustments. The effective tax rate for the six months ended May 31, 2011 includes $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision. The effective tax rate for the three months and six months ended May 31, 2010 includes $2.9 million and $4.7 million, respectively, in discrete tax benefits for the settlement of tax audits. The increase in the effective tax rate for the first six months of 2011 as compared to the same period for 2010 results from a reduction in the amount of discrete tax benefits. We are projecting a tax rate of approximately 31% for 2011.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Income from unconsolidated operations	$6.1	$6.7	$14.0	$13.1

Income from unconsolidated operations for the second quarter 2011 decreased $0.6 million compared to the same period in 2010. The primary reason for the decline was the impact of higher soybean oil on our joint venture in Mexico, where mayonnaise is a leading item. The other fundamentals of our joint ventures indicate a strong performance, including aggregate sales growth of 24%, of which about half is due to the incremental impact from our Eastern Condiments joint venture in India, which was completed late in fiscal year 2010. For the six months ended May 31, 2011, the increase of $0.9 million in income from unconsolidated operations is attributable to Eastern Condiments. For the full year 2011, we expect income from unconsolidated operations to be slightly lower than full year 2010. As we enter into the second half of 2011, we expect greater pressure on earnings at our joint venture in Mexico from higher costs for soybean oil and other key materials.

The following table outlines the major components of the change in diluted earnings per share from 2010 to 2011:

	Three months ended May 31,	Six months ended May 31,
2010 Earnings per share – diluted	$0.49	$1.00
Higher operating income	.06	.11
Higher unconsolidated income	—	.01

2011 Earnings per share – diluted	$0.55	$1.12

We expect to report approximately $9 million in acquisition related costs related to our Kohinoor and Kamis transactions (see Note #10 for details), which would lower EPS by $0.06. We have recorded $2 million of these costs in our second quarter of 2011. We expect to complete these transactions by the end of the third quarter of 2011 and, in that period, to record another $7 million in costs. Profit from these businesses is expected to be minimal in 2011 due to integration costs and initial investments in growth, but is expected to be $0.07 to $0.09 accretive to diluted earnings per share in 2012.

RESULTS OF OPERATIONS – SEGMENTS

CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Net sales	$499.0	$452.7	$953.1	$906.2
Percent growth	10.2%		5.2%
Operating income	77.0	68.2	163.9	148.0
Operating income margin	15.4%	15.1%	17.2%	16.3%

The 10.2% increase in sales in the second quarter of 2011 as compared to the second quarter of 2010 included a favorable impact of 2.9% from foreign currency rates. Excluding the foreign currency impact, we grew sales 7.3%, with increased pricing of 5.6% and favorable volume and product mix of 1.7%.

In the Americas, sales increased 9.4% in the second quarter of 2011, compared to the second quarter of 2010, including a 0.8% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 8.6%. Our pricing drove a large portion of this increase, although we also grew volume and product mix by 2.0% in the quarter. This increase was led by authentic regional cuisine in the U.S. and dry seasoning mixes and Billy Bee honey in Canada. Unit sales of Zatarain’s branded products rose 16% as a result of distribution gains for frozen products and incremental marketing behind the brand. We grew net sales of Hispanic items in the U.S. at a double-digit pace through our direct store delivery system in western U.S. markets, increased advertising and our launch of a Spanish language consumer website to connect with consumers through recipes and other features. For many of our other products, we have seen some initial consumer reaction to higher prices, with some further share gains by private label and a channel shift to non-grocery retailers. We are responding to this environment, by analyzing and adjusting our promotional activities, launching differentiated new products and ensuring we have good distribution of our products, both brand and private label, in all channels.

Second quarter 2011 sales in EMEA increased 10.3% compared to the second quarter of 2010, including a favorable impact of 8.2% from foreign exchange rates. The impact from higher pricing of 3.7% was partially offset by the 1.6% reduction from lower volume and product mix. The lower volume and product mix was an improvement from a 5.6% decline experienced during the first quarter of this year. Our second quarter results for EMEA were mixed. Sales of our Ducros and Vahine brands in France benefited from new product introductions and product distribution. Increases in developing markets related primarily to distribution gains. In the U.K. and The Netherlands we experienced volume and product mix declines. In these countries, consumers remain under pressure and a competitive retail environment has led to aggressive actions with private label items in many categories. As we noted in the first quarter, we are addressing this situation by redirecting a portion of brand marketing support to emphasize the value of our products, accelerating new product activity to differentiate from private label and improving our in-store merchandising.

In the Asia/Pacific region, sales increased 22.5% in the second quarter of 2011, compared to the second quarter of 2010, with a 9.8% increase coming from favorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 12.7% with 12.3% coming from higher volume and product mix and pricing adding 0.4%. This result was led by China, where we grew sales volume and product mix with our efforts to introduce new products and expand distribution geographically and into additional retail channels. This pace of growth in China is on top of a double-digit sales increase in the second quarter of 2010.

For the six months ended May 31, 2011, the total consumer business sales increase of 5.2% includes 0.9% from favorable foreign exchange rates. The remaining 4.3% increase was driven by pricing actions.

Second quarter 2011 operating income for our consumer business increased $8.8 million, or 12.9%, compared to the second quarter of 2010. This increase exceeded the increase in sales due mainly to additional CCI-related cost savings in 2011. In the second quarter of 2010 we increased our brand marketing by 18% to support the launch of Recipe Inspirations and Perfect Pinch in the U.S. In 2011, we have maintained nearly this same level of spending with incremental marketing support behind Zatarain’s and Hispanic products in the U.S., as well as social media activity in a number of markets.

For the six months ended May 31, 2011, consumer business operating income increased by 10.7% compared to the same period of 2010. The growth in operating income was the result of higher sales, cost savings from CCI and $1.3 million of costs associated with a product recall recorded in 2010.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
(in millions)	2011	2010	2011	2010

Net sales	$384.7	$345.6	$713.4	$656.6
Percent increase	11.3%		8.7%
Operating income	32.3	29.3	56.0	50.4
Operating income margin	8.4%	8.5%	7.8%	7.7%

The second quarter sales increase of 11.3% from the second quarter of 2010 includes a favorable foreign exchange rate impact of 3.0%. Excluding this impact of foreign currency, sales increased 8.3%. Volume and product mix increased sales by 4.6%, while higher pricing added 3.7% to sales. We saw increases in volume and product mix in all three of our geographic regions, as well as higher pricing. We expect the higher pricing to continue into the second half of 2011 as we pass through higher material costs to our industrial customers.

In the Americas, sales increased 9.4%, which included a favorable impact of 1.2% from foreign currency rates. Higher volume and product mix was driven by new products and increased demand by food manufacturers for snack seasonings, cereal flavors and other products. We have a robust pipeline of new products that include simple ingredients, a healthier profile, and ethnic flavors. Sales to the food service industry were comparable to the second quarter of 2010. We had stronger sale to quick service restaurants that included new products and expanded distribution, but saw some weakness this quarter in the sale of branded foodservice items.

Our industrial business in EMEA posted another quarter of strong sales growth. EMEA industrial sales increased 13.0% for the second quarter of 2011 compared to the same period for 2010, and increased 7.0% excluding the impact from favorable foreign exchange rates. Higher volume and product mix drove this increase, accounting for 3.9%, while increased pricing actions added 3.1% to sales. Demand from quick service restaurants continues to be the key sales driver in this region. We saw particular strength in the sales of products that we manufacture in our facilities in Turkey and South Africa. As a result, we have increased production capacity in our consolidated industrial joint venture in Turkey by 26%.

In the Asia/Pacific region, industrial sales increased 21.0% in the second quarter of 2011 compared to the second quarter of 2010, which included a favorable foreign exchange rate impact of 9.5%. Excluding this impact of foreign currency, sales rose 11.5%. This increase builds on a 13.0% increase in the second quarter of 2010. It is also a sequential turnaround from the first quarter of 2011 when sales were affected by the emphasis on certain menu items by our quick service restaurant customers. This quarter we benefitted from some new products for these customers along with support for their business-building activity in India.

For the six months ended May 31, 2011, the total industrial business sales increase of 8.7% includes 2.2% from favorable foreign exchange rates. The remaining 6.5% was mainly driven by favorable volumes and product mix of 3.7%, while higher pricing added 2.8%.

Second quarter 2011 operating income for our industrial business increased $3.0 million, or 10.2%, compared to the second quarter of 2010. This increase was driven by higher sales and CCI cost savings. We were able to improve our operating profit margins through CCI and a shift in mix toward more value-added products and achieved an 8.4% margin in the second quarter. We achieved this return despite the downward pressure on gross profit margins that is created by our pricing protocol in an inflationary environment, where we adjust prices dollar for dollar to reflect changes in material costs.

For the six months ended May 31, 2011, industrial business operating income increased by 11.1% compared to the same period of 2010. The growth in operating income was mostly the result of higher sales and cost savings from CCI. Cost of goods sold in 2010 also includes $4.4 million of costs associated with a product recall recorded in 2010.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2011	May 31, 2010	November 30, 2010

Notional value	$225.5	$269.9	$208.2

Unrealized gain (loss)	0.8	2.4	(2.6)

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of May 31, 2011, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $17.7 million gain as of May 31, 2011, compared to a $19.2 million gain as of November 30, 2010. The change in fair values is due to changes in interest rates.

In May 2011, we entered into $150 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of at least $150 million of fixed rate medium-term notes in 2011. We intend to cash settle these agreements upon issuance of the medium-term notes thereby effectively locking in the U.S. Treasury fixed interest rate in effect at the time the agreements were initiated. The U.S. Treasury locked weighted average fixed rate of these agreements is 3.18%. We have designated these outstanding forward U.S. Treasury rate lock agreements, which expire on July 22, 2011, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the medium-term notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material in the quarter.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2011, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2010.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended May 31,
	2011	2010
	(in millions)

Net cash provided by operating activities	$36.3	$65.2
Net cash used in investing activities	(33.1)	(32.2)
Net cash used in financing activities	(22.4)	(31.8)

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

Operating Cash Flow - Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. Higher net income added $16.2 million to operating cash flow for the first half of 2011, however the decline in operating cash flow is driven by a higher level of inventory in 2011 as compared to last year. This increase is driven in part by higher material costs (including packaging costs) and inventory positions. As we disclosed last quarter, in response to world events and potential supply issues, we are currently holding certain positions of spices and herbs to assure a steady supply of high quality products for our customers. We are currently implementing a new inventory management process in North America which is expected to improve inventory levels. The unfavorable impact of inventories was partially offset by higher collections of trade accounts receivable in the first half of 2011 as compared to the first half of 2010.

Investing Cash Flow - The increase in cash outflow used for investing is due to the fact that we spent more in capital expenditures in 2011 as compared to 2010. We spent $33.4 million on capital expenditures in the first six months of 2011, compared to $32.4 million for the same period last year. Capital expenditures for the fiscal year 2011 are expected to be $90 to $100 million.

Financing Cash Flow - The change in cash flow used in financing activities when compared to the prior year is primarily due to an increase in net borrowings. In the first six months of 2011, we increased short-term borrowings by $107.9 million to fund investing cash requirements and to repurchase our common stock. In the first six months of 2010, we increased short-term borrowings by $28.1 million to fund investing cash requirements.

The following table outlines the activity in our share repurchase program for the six months ended May 31 (in millions):

	2011	2010
Number of shares of common stock	1.9	0.2
Dollar amount	$89.2	$6.4

As of May 31, 2011, $270 million remained of the $400 million share repurchase authorization.

During the six months ended May 31, 2011, we received proceeds of $31.1 million from exercised options compared to $29.7 million in the same period in the prior year. We increased dividends paid to $74.3 million for the six months ended May 31, 2011 compared to $69.0 million in the same period last year. Dividends paid in the first quarter of 2011 were declared on November 23, 2010.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 37.6% as of May 31, 2011, down from 43.8% at May 31, 2010 and equal to our ratio at November 30, 2010. The decrease in debt-to-total capital at May 31, 2011 as compared to May 31, 2010 is primarily due to an increase in total stockholders’ equity.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end May 31, 2011, we temporarily used $234.0 million of cash from our foreign subsidiaries to pay down short-term debt. At quarter-end May 31, 2010, we temporarily used $293.5 million of cash from our foreign subsidiaries to pay down short-term debt. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended May 31, 2011 and 2010 were $318.2 million and $370.0 million, respectively. Total average debt outstanding for the three months ended May 31, 2011 and 2010 was $1,173.2 million and $1,236.8 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2011, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than the same period last year. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $27 million, inventory of approximately $22 million, goodwill of approximately $100 million and other comprehensive income of approximately $201 million since May 31, 2010. At May 31, 2011, the exchange rates for the Euro, the British pound sterling the Canadian dollar and Australian dollar were higher than at November 30, 2010. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $17 million, inventory of approximately $13 million, goodwill of approximately $63 million and other comprehensive income of approximately $115 million since November 30, 2010.

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

In June we entered into a new five year $600 million revolving credit facility. The new facility expires in June 2016 and replaces our existing $500 million revolving credit facility, which was due to expire in July 2012. The interest rate under this new credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program.

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

We believe that internally generated funds, the existing sources of liquidity under our credit facilities and the ability to access debt markets are sufficient to meet current liquidity needs and fund ongoing operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

March 1, 2011 to March 31, 2011	CS – 27,000	$47.99	27,000	$289 million
	CSNV – 371,778	$48.31	371,778

April 1, 2011 to April 30, 2011	CS – 900	$47.68	900	$273 million
	CSNV – 333,400	$47.74	333,400

May 1, 2011 to May 31, 2011	CS – 23,737	$50.21	23,737	$270 million
	CSNV – 50,000	$49.33	50,000

Total	CS – 51,637	$49.01	51,637	$270 million
	CSNV – 755,178	$48.13	755,178

As of May 31, 2011, $270 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010.

ITEM 4.	REMOVED AND RESERVED

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on May 25, 2010	Incorporated by reference from Exhibit 3(ii) of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on May 27, 2010.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(v)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vi)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	1999 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 1999, File No. 0-748, as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

(101)	The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

Date:	July 1, 2011	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President, Chief Financial Officer & Treasurer

Date:	July 1, 2011	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller