Form 10-Q
period 2011-08-31
MCCORMICK & CO INC
filed 2011-10-07
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2011
Common Stock	12,445,019
Common Stock Non-Voting	120,224,878

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010

Net sales	$920.4	$794.6	$2,586.9	$2,357.4
Cost of goods sold	555.9	459.8	1,543.5	1,385.7

Gross profit	364.5	334.8	1,043.4	971.7

Selling, general and administrative expense	236.1	208.8	695.1	647.3

Operating income	128.4	126.0	348.3	324.4

Interest expense	13.1	12.4	37.6	37.0
Other income, net	1.1	0.5	2.5	1.0

Income from consolidated operations before income taxes	116.4	114.1	313.2	288.4

Income taxes	31.2	18.3	91.7	71.4

Net income from consolidated operations	85.2	95.8	221.5	217.0

Income from unconsolidated operations	6.8	6.6	20.9	19.5

Net income	$92.0	$102.4	$242.4	$236.5

Earnings per common share – basic	$0.69	$0.77	$1.83	$1.78

Average shares outstanding – basic	132.6	133.3	132.7	132.9

Earnings per common share – diluted	$0.69	$0.76	$1.81	$1.76

Average shares outstanding – diluted	134.1	134.9	134.3	134.4

Cash dividends paid per common share	$0.28	$0.26	$0.84	$0.78

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	August 31, 2011	August 31, 2010	November 30, 2010
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$52.2	$23.6	$50.8
Trade accounts receivables, net	391.7	319.7	386.7
Inventories
Finished products	284.4	259.1	234.1
Raw materials and work-in-process	315.9	235.3	243.5

	600.3	494.4	477.6
Prepaid expenses and other current assets	119.1	117.9	100.8

Total current assets	1,163.3	955.6	1,015.9

Property, plant and equipment	1,244.3	1,119.2	1,163.3
Less: accumulated depreciation	(746.7)	(654.4)	(675.3)

Total property, plant and equipment, net	497.6	464.8	488.0

Goodwill, net	1,511.2	1,392.1	1,417.4
Intangible assets, net	236.0	231.9	232.5
Investments and other assets	306.5	220.3	265.9

Total assets	$3,714.6	$3,264.7	$3,419.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$0.0	$97.4	$0.2
Current portion of long-term debt	0.3	100.3	100.2
Trade accounts payable	303.2	267.2	302.7
Other accrued liabilities	336.0	333.6	431.7

Total current liabilities	639.5	798.5	834.8

Long-term debt	1,031.7	779.5	779.9
Other long-term liabilities	323.0	304.9	342.3

Total liabilities	1,994.2	1,882.9	1,957.0

Shareholders’ Equity
Common stock	298.1	256.9	282.7
Common stock non-voting	508.7	443.5	473.8
Retained earnings	785.7	709.6	700.9
Accumulated other comprehensive income (loss)	118.8	(37.0)	(3.7)
Non-controlling interest	9.1	8.8	9.0

Total shareholders’ equity	1,720.4	1,381.8	1,462.7

Total liabilities and shareholders’ equity	$3,714.6	$3,264.7	$3,419.7

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Nine months ended
	August 31,
	2011	2010

Cash flows from operating activities
Net income	$242.4	$236.5
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	73.2	70.1
Stock-based compensation	10.4	9.7
Income from unconsolidated operations	(20.9)	(19.5)
Changes in operating assets and liabilities	(233.0)	(160.2)
Dividends from unconsolidated affiliates	13.6	8.6

Net cash flow provided by operating activities	85.7	145.2

Cash flows from investing activities
Acquisitions of businesses	(39.2)	0.0
Capital expenditures	(58.8)	(52.5)
Proceeds from sale of property, plant and equipment	0.7	6.1

Net cash flow used in investing activities	(97.3)	(46.4)

Cash flows from financing activities
Short-term borrowings, net	(0.3)	(2.4)
Long-term debt borrowings	251.5	0.0
Long-term debt repayments	(100.0)	(14.3)
Proceeds from exercised stock options	45.5	45.9
Common stock acquired by purchase	(89.2)	(38.2)
Dividends paid	(111.4)	(103.7)

Net cash flow used in financing activities	(3.9)	(112.7)

Effect of exchange rate changes on cash and cash equivalents	16.9	(2.0)

Increase (decrease) in cash and cash equivalents	1.4	(15.9)
Cash and cash equivalents at beginning of period	50.8	39.5

Cash and cash equivalents at end of period	$52.2	$23.6

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

The results of consolidated operations for the three and nine month periods ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

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

2.	ACQUISITIONS

In July 2011, we purchased the privately-owned business assets of Kitchen Basics, Inc. for $38.0 million, subject to a normal working capital adjustment. The purchase was financed with a combination of cash and debt. Kitchen Basics has annual sales of approximately $25 million and sells a leading brand of ready-to-serve, shelf stable stock in North America. Kitchen Basics will be included in our consumer business segment from the date of acquisition. A preliminary valuation of the assets for Kitchen Basics resulted in $6.7 million allocated to tangible net assets and the remainder to intangible assets and goodwill.

In June 2011, we signed an agreement to enter into a joint venture with Kohinoor Foods Ltd. in India. “Kohinoor” is a leading Indian national brand of basmati rice as well as other convenience food products. The completion of this transaction occurred subsequent to our third quarter end and will be recorded in our fourth quarter. We will invest 5.2 billion Indian rupees (approximately $113 million in U.S. dollars) for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited, financed with a combination of cash and debt. This will be a consumer business consolidated joint venture with projected annual net sales of approximately $85 million and will market and sell branded basmati rice and other food products in India.

In June 2011, we also signed an agreement to purchase the shares of Kamis, a brand leader of spices, seasonings and mustards in Poland. Kamis is a privately held company based in Poland with distribution into Poland, Russia and other parts of Central and Eastern Europe and its annual net sales are approximately $105 million. The acquisition was completed subsequent to our third quarter end and will be recorded in our fourth quarter. The purchase price is 830 million Polish zloty (approximately $286 million in U.S. dollars), which will be financed with a combination of cash and debt. Kamis will be included predominately in our consumer business segment from the date of acquisition.

During the three and nine months ended August 31, 2011, we have recorded $1.6 million and $4.0 million, respectively, in transaction-related expenses associated with these acquisitions in selling, general and administrative expenses in our income statement.

3.	FINANCIAL INSTRUMENTS

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

In June 2011, we entered into a new five year $600 million revolving credit facility. The new facility expires in June 2016 and replaced our previous $500 million revolving credit facility, which was due to expire in July 2012. The pricing for this new credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program.

In July 2011, we issued $250 million of 3.90% Notes due 2021, with net cash proceeds received of $247.5 million. Interest is payable semiannually in arrears in January and July of each year. Of these notes, $200 million were subject to interest rate hedges as further disclosed below. The net proceeds from this offering were used to fund in part our acquisition of Kamis in 2011 (see Note #2).

In May and June 2011, we entered into a total of $200 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of fixed rate Notes in July 2011. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $0.2 million simultaneous with the issuance of the notes at an all in effective fixed rate of 4.01% on the full $250 million of debt. The loss on these agreements is deferred in other comprehensive income and will be amortized to interest expense over the life of the Notes. Hedge ineffectiveness of these agreements was not material.

As of August 31, 2011, the maximum time frame for our foreign exchange forward contracts is 15 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $1.8 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2011
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$18.9

Foreign exchange contracts	Other current assets	116.8	1.9	Other accrued liabilities	$239.8	2.9

Total			$20.8			$2.9

As of August 31, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$19.4

Foreign exchange contracts	Other current assets	39.4	0.7	Other accrued liabilities	$287.8	$3.2

Total			$20.1			$3.2

As of November 30, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$19.2

Foreign exchange contracts	Other current assets	4.5	0.2	Other accrued liabilities	$203.7	$2.8

Total			$19.4			$2.8

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the quarters ending August 31, 2011 and 2010 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the 3 months ended 8/31/11	For the 3 months ended 8/31/10	For the 9 months ended 8/31/11	For the 9 months ended 8/31/10

Interest rate contracts	Interest expense	$1.2	$1.2	$3.7	$3.7

Cash Flow Hedges – For the 3 months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2011	2010		2011	2010

Interest rate contracts	$0.7	0.0	Interest expense	$(0.3)	$(0.3)

Foreign exchange contracts	0.3	$(1.3)	Cost of goods sold	(1.1)	(0.1)

Total	$1.0	$(1.3)		$(1.4)	$(0.4)

Cash Flow Hedges – For the 9 months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2011	2010		2011	2010

Interest rate contracts	$(0.2)	0.0	Interest expense	$(1.0)	$(1.0)

Foreign exchange contracts	(1.5)	$0.4	Cost of goods sold	(2.7)	(0.1)

Total	$(1.7)	$0.4		$(3.7)	$(1.1)

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments was not material. The amounts noted in the tables above for gain or (loss) recognized in OCI do not include any adjustments for the impact of deferred income taxes.

4.	FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of August 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$52.2	$52.2	$0.0	$0.0
Insurance contracts	59.3	0.0	59.3	0.0
Bonds & other long-term investments	12.9	12.9	0.0	0.0
Interest rate derivatives	18.9	0.0	18.9	0.0
Foreign currency derivatives	1.9	0.0	1.9	0.0

Total	$145.2	$65.1	$80.1	$0.0

Liabilities
Foreign currency derivatives	$2.9	$0.0	$2.9	$0.0

		Fair value measurements using fair value hierarchy As of August 31, 2010
	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$23.6	$23.6	$0.0	$0.0
Insurance contracts	49.9	0.0	49.9	0.0
Bonds & other long-term investments	12.2	12.2	0.0	0.0
Interest rate derivatives	19.4	0.0	19.4	0.0
Foreign currency derivatives	0.7	0.0	0.7	0.0

Total	$105.8	$35.8	$70.0	$0.0

Liabilities
Foreign currency derivatives	$3.2	$0.0	$3.2	$0.0

		Fair value measurements using fair value hierarchy As of November 30, 2010
	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$50.8	$50.8	$0.0	$0.0
Insurance contracts	52.8	0.0	52.8	0.0
Bonds & other long-term investments	13.0	13.0	0.0	0.0
Interest rate derivatives	19.2	0.0	19.2	0.0
Foreign currency derivatives	0.2	0.0	0.2	0.0

Total	$136.0	$63.8	$72.2	$0.0

Liabilities
Foreign currency derivatives	$2.8	$0.0	$2.8	$0.0

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

5.	PENSION AND POSTRETIREMENT BENEFITS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31 (in millions):

	United States		International
	2011	2010	2011	2010
Defined benefit plans
Service cost	$3.8	$3.2	$1.6	$1.3
Interest costs	7.6	7.3	3.1	2.8
Expected return on plan assets	(8.5)	(8.0)	(4.0)	(3.3)
Amortization of prior service costs	0.0	0.0	0.1	.1
Recognized net actuarial loss	3.3	3.0	.4	.3

Total pension expense	$6.2	$5.5	$1.2	$1.2

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31 (in millions):

	United States		International
	2011	2010	2011	2010
Defined benefit plans
Service cost	$11.3	$9.6	$4.7	$4.0
Interest costs	22.7	21.9	9.4	8.5
Expected return on plan assets	(25.5)	(24.0)	(11.9)	(10.2)
Amortization of prior service costs	0.0	0.0	0.3	0.2
Recognized net actuarial loss	10.0	8.9	1.7	1.1

Total pension expense	$18.5	$16.4	$4.2	$3.6

During the nine months ended August 31, 2011 and 2010, we made $42.4 million and $48.4 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in 2011 are expected to be approximately $44 million. Total contributions to our pension plans in fiscal year 2010 were $49.5 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010
Other postretirement benefits
Service cost	$1.0	$1.2	$2.9	$3.7
Interest costs	1.1	1.3	3.3	3.7
Amortization of prior service costs	(1.5)	(1.4)	(4.5)	(4.1)
Amortization of losses	0.2	0.3	0.6	1.0

Total other postretirement expense	$0.8	$1.4	$2.3	$4.3

6.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010

Stock-based compensation expense	$2.8	$2.2	$10.4	$9.7

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

	2011	2010

Risk-free interest rates	0.1-3.5%	0.2-3.8%
Dividend yield	2.4%	2.7%
Expected volatility	15.2-22.2%	20.4-24.2%
Expected lives	6.4	6.2

The following is a summary of all option activity for the nine months ended August 31, 2011 and 2010:

	2011		2010
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	7.4	$32.01	11.3	$29.45
Granted	0.9	47.40	1.0	38.39
Exercised	(1.4)	29.28	(2.6)	22.63
Cancelled	0.0	0.0	(0.1)	33.97

Outstanding at end of August 31,	6.9	34.77	9.6	32.11

Exercisable at end of August 31,	4.5	$32.10	7.5	$31.32

As of August 31, 2011 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $89.4 million and for exercisable options was $71.0 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2011 and 2010 was $26.9 million and $39.5 million, respectively.

The following is a summary of all of our RSU activity for the nine months ended August 31, 2011 and 2010:

	2011		2010
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of period	289	$35.42	353	$32.40
Granted	134	$47.40	176	$38.36
Vested	(184)	$34.04	(233)	$33.18
Forfeited	(3)	$38.69	(3)	$32.17

Outstanding at end of period	236	$43.24	293	$35.37

7.	INCOME TAXES

There were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2011 (which was $20.7 million at November 30, 2010).

Income taxes for the three months and nine months ended August 31, 2011 include $3.7 million and $4.5 million, respectively, in discrete tax benefits. These favorable effects include the adjustment of an estimate used in a prior year tax provision after the actual tax return was filed and the reversal of certain tax accruals based on new facts related to a prior year tax provision.

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

8.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010

Average shares outstanding – basic	132.6	133.3	132.7	132.9
Effect of dilutive securities:
Stock options, Restricted Stock Units (RSUs) and employee stock purchase plan	1.5	1.6	1.6	1.5

Average shares outstanding – diluted	134.1	134.9	134.3	134.4

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2011 and 2010 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010

Anti-dilutive securities	0.7	0.8	0.4	3.2

The following table sets forth the common stock activity for the three and nine months ended August 31, 2011 and 2010 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010

Shares issued under stock option, employee stock purchase plans and RSUs	0.4	0.5	1.5	2.1
Shares repurchased in connection with the stock repurchase program	0.0	0.8	1.9	1.0

As of August 31, 2011, $270 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010.

9.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010

Net income	$92.0	$102.4	$242.4	$236.5
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax	5.9	0.0	6.9	7.1
Foreign currency translation adjustments	(1.1)	40.3	114.4	(153.7)
Derivative financial instruments, net of tax	1.6	(0.5)	1.3	0.5

Comprehensive income	$98.4	$142.2	$365.0	$90.4

The other comprehensive income (loss) amounts in the table above are net of tax expense (benefit) of ($1.5) million and $1.1 million for the three months ended August 31, 2011 and 2010, respectively, and net of tax expense (benefit) of ($2.1) million and ($3.7) million for the nine months ended August 31, 2011 and 2010, respectively.

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	August 31,	August 31,	November 30,
	2011	2010	2010

Foreign currency translation adjustment	$299.1	$139.6	$184.7
Unrealized gain (loss) on foreign currency exchange contracts	(0.4)	0.1	(0.7)
Unamortized value of interest rate contracts	(5.0)	(6.2)	(5.9)
Pension and other postretirement costs	(174.9)	(170.5)	(181.8)

Accumulated other comprehensive income	$118.8	$(37.0)	$(3.7)

10.	BUSINESS SEGMENTS

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

	Consumer	Industrial	Total
	(in millions)
Three months ended August 31, 2011
Net sales	$522.0	$398.4	$920.4
Operating income	100.5	27.9	128.4
Income from unconsolidated operations	5.1	1.7	6.8

Three months ended August 31, 2010
Net sales	$454.1	$340.5	$794.6
Operating income	95.8	30.2	126.0
Income from unconsolidated operations	5.0	1.6	6.6

	Consumer	Industrial	Total
	(in millions)
Nine months ended August 31, 2011
Net sales	$1,475.1	$1,111.8	$2,586.9
Operating income	264.4	83.9	348.3
Income from unconsolidated operations	15.6	5.3	20.9

Nine months ended August 31, 2010
Net sales	$1,360.3	$997.1	$2,357.4
Operating income	243.8	80.6	324.4
Income from unconsolidated operations	15.4	4.1	19.5

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

Improving Margins – For more than a decade, we have improved margins with costs savings activity and a shift toward more value-added, higher margin business. For the past several years, employees have been achieving these cost savings through our Comprehensive Continuous Improvement (CCI) program. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that include streamlining processes. However the only amounts we report are actual cost reductions where costs have decreased from the prior year. In 2011 CCI-related cost savings are projected to be at least $50 million (an increase of $5 million from our second quarter 2011 estimate), with a large portion impacting our cost of goods sold. We are also improving margins with our acquisition of strong consumer brands and introduction of more value-added industrial products.

We are currently operating in an environment of volatile costs for many raw and packaging materials. In response, we are implementing pricing actions to offset higher costs, along with cost savings from our CCI program. However, during this inflationary period, increased costs are creating pressure on margins and we expect gross profit margin to decline in 2011.

Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2010, we increased brand marketing by $21 million, or 14%, to support the launch of Recipe Inspirations, Perfect Pinch and other new products. In 2011, we have been increasing brand marketing support for items such as Zatarain’s branded products and McCormick brand dry seasoning mixes in the U.S., Vahine dessert aids in France, slow cookers in the U.K and grinders in China. Our total 2011 increase in brand marketing support is expected to be in line with our sales growth.

As a global leader in flavor, McCormick brings innovative ideas to consumers and to industrial customers. Our 2011 new products for our consumer business include grilling, grinders and Salad Toppins in the U.S., “Flavourful” seasoning blends in Canada, new “Flavourful” varieties in the U.K. and in France, Ducros seasoning blends, organic spices and herbs, grinders and new Vahine dessert items. We are achieving further growth by introducing our most successful new products in other regions. Examples include the introduction of slow cookers into the U.K., “Recipe Inspirations” in Canada and Thai Chili Sauce in additional markets inside of China. Many of the new products currently being developed provide convenience, authentic ethnic flavors, a healthy profile and great taste. Industrial customers are particularly interested in more natural flavor solutions that utilize our expertise in spices and herbs. We founded the McCormick Science Institute in 2007 to advance the health benefits of spices and herbs.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China (see Note #2 for a discussion of our latest joint venture in India and our acquisition in Poland, both of which closed in our fourth quarter of 2011). In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6% and increase earnings per share 9 to 11% on an annual basis. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. We are projecting 6 to 8% sales growth in local currency for 2011 which includes our pricing actions in response to higher material costs and increases in volume and product mix, along with acquisitions and joint ventures. Also in 2011, we expect to achieve earnings per share of $2.74 to $2.79, which includes an estimated $11 million of acquisition related costs, which are expected to lower earnings per share approximately $0.07. Profit from these acquisitions is expected to be minimal in 2011 due to integration costs and initial investments in growth, but is expected to be $0.07 to $0.09 accretive to diluted earnings per share in 2012. Our 2011 earnings per share rate of growth is below our long-term objective for the business because of these acquisition-related costs to be incurred in 2011, as well as items that favorably affected our 2010 tax rate, causing a significant increase in our expected 2011 tax rate when compared to 2010. In addition to increased sales and profit, our business generates strong cash flow (we generated $388 million in cash flow from operations in 2010). In 2008, 2009 and 2010, we worked to improve our management of working capital and achieved reductions in each of these years. In 2011, inventory has increased largely as a result of higher material costs, strategic inventory positions and foreign currency exchange rates. Long-term, we expect higher cash flow and more efficient asset utilization as we grow net income and achieve further reductions in our working capital. We also have increased shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 25 years.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2011	2010	2011	2010

Net sales	$920.4	$794.6	$2,586.9	$2,357.4
Percent increase	15.8%		9.7%
Gross profit	$364.5	$334.8	$1,043.4	$971.7
Gross profit margin	39.6%	42.1%	40.3%	41.2%

The sales increase of 15.8% for the third quarter includes a 4.6% favorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 11.2%. Pricing actions, taken in response to increased raw and packaging material costs, added 4.8% to sales, while favorable volume and product mix drove a 6.4% increase. Our consumer business sales rose 15.0%, which included 4.6% from favorable foreign exchange rates. For this business segment, increases in volume and product mix were driven by new product innovation and marketing support that led to a double-digit increase in grilling products and authentic Asian products sold under the Simply Asia and Thai Kitchen brands. In addition, the Company achieved significant growth in Zatarain’s branded products and McCormick brand dry seasoning mixes, as well as private label products during the quarter. Our consumer business in the Americas also had an estimated $10 million benefit in third quarter sales from some customer buy-in in anticipation of a fourth quarter price increase. For our industrial business, sales rose 17.0%, which included 4.7% from favorable foreign exchange rates. Volume and product mix added 7.7%, while pricing actions increased sales by 4.6%. Customer demand for our industrial products, including new items, rose in each of our three geographic regions.

Gross profit for the third quarter of the year increased by 8.9% over the comparable period from last year, while our gross profit margin declined by 250 basis points. While gross profit dollars rose in the third quarter, the net effect of higher costs, increased pricing and CCI cost savings reduced gross profit margin to 39.6% from 42.1% in the year ago period. In the second half of 2010 we experienced increases in raw material and packaging costs. This higher level of costs has continued into the first nine months of 2011 and we expect it to persist through the end of the year. At the end of 2010 and into the first nine months of 2011, we have implemented price increases to partially offset these cost increases with the remainder to be offset by CCI savings. We believe raw materials and packaging costs will increase by more than our initial estimate of 7 to 8% in the second half of 2011. In the first quarter, we had some lower cost inventory in the system and did not experience the full effect of higher material costs. In the second quarter, a greater impact of higher material and packaging costs had worked their way into our cost of goods sold. In the third quarter, we experienced further increases in our raw material costs and are expecting a double-digit rate of cost inflation for 2011 which we are forecasting to continue through 2012. While we have been able to offset most of the dollar impact of these costs with our pricing actions and CCI cost savings, the net impact of these factors caused some downward pressure on gross profit as a percentage of net sales. While we expect to achieve at least $50 million of cost savings from CCI in 2011 (which is an increase from our projection last quarter of at least $45 million), the higher material costs outlined above has caused a significant decline in our third quarter gross profit margin in 2011 compared to that of the prior year and we expect that trend to continue into the fourth quarter.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2011	2010	2011	2010

Selling, general & administrative expense (SG&A)	$236.1	$208.8	$695.1	$647.3
Percent of net sales	25.6%	26.2%	26.8%	27.4%

The decrease in SG&A as a percent of net sales is primarily driven by lower selling and distribution costs as a percentage of net sales for both the quarter and year-to-date. The decrease for the quarter was achieved despite a 27% increase in our marketing support spending and $1.6 million of transaction costs related to acquisitions. For the year, our marketing support is up 9%, which is comparable to our sales increase. Last year, much of our marketing support increase was directed toward the launch of “Recipe Inspirations” and “Perfect Pinch” in the U.S. This year, incremental marketing support has been behind Zatarain’s and Hispanic products in the U.S., as well as digital marketing. On a full year basis, we expect our marketing support costs to be in line with our expected net sales increase.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2011	2010	2011	2010

Interest expense	$13.1	$12.4	$37.6	$37.0
Other income, net	1.1	0.5	2.5	1.0

Interest expense for the three and nine months ended August 31, 2011 was higher than that of the prior year. The impact of slightly higher interest rates for 2011 compared to 2010 more than offset the benefit from lower average debt balances.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2011	2010	2011	2010

Income from consolidated operations before income taxes	$116.4	$114.1	$313.2	$288.4
Income taxes	31.2	18.3	91.7	71.4
Effective tax rate	26.8%	16.0%	29.3%	24.8%

Income taxes for the three months and nine months ended August 31, 2011 include $3.7 million and $4.5 million, respectively, in discrete tax benefits. These favorable effects include the adjustment of an estimate used in a prior year tax provision after the actual tax return was filed and the reversal of certain tax accruals based on new facts related to a prior year tax provision. The effective tax rate for the three months and nine months ended August 31, 2010 includes $16.1 million and $20.8 million, respectively, in discrete tax benefits. The increase in the effective tax rate for the three and nine months ended August 31, 2011 as compared to the same periods for 2010 is the result of a reduction in the amount of discrete tax benefits.

The discrete tax benefits in the third quarter of 2010 were due mainly to a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions where we reorganized our European operations and divested certain of our joint ventures. In addition to the $13.9 million reversal, there were also other reversals of accruals for closed tax years and a tax benefit for the adjustment to a prior year tax provision after the actual tax return was filed. The discrete tax benefits for the nine months ended August 31, 2010 include the benefits noted in the third quarter and additional tax benefits recorded in the first six months of 2010 based on the settlement of tax audits.

	Three months ended		Nine months ended
	August 31,		August 31,
(in millions)	2011	2010	2011	2010

Income from unconsolidated operations	$6.8	$6.6	$20.9	$19.5

Income from unconsolidated operations for the third quarter 2011 was up slightly compared to the same period in 2010. One of the reasons for the increase was the performance of our joint venture in Mexico which grew sales at a double-digit rate and achieved higher income in 2011. This was despite the impact of higher cost soybean oil, a key ingredient in mayonnaise, which is a leading item for this joint venture. Our unconsolidated joint venture in India, Eastern Condiments (which was completed late in fiscal year 2010) also contributed to the higher income, while several of the smaller joint ventures had slight declines in profit for the third quarter. For the nine months ended August 31, 2011, the increase of $1.4 million in income from unconsolidated operations is attributable to these same reasons. For the full year 2011, we expect income from unconsolidated operations to be slightly higher than 2010.

The following table outlines the major components of the change in diluted earnings per share from 2010 to 2011:

	Three months ended	Nine months ended
	August 31,	August 31,
2010 Earnings per share – diluted	$0.76	$1.76
2010 Reversal of significant tax accrual	(.10)	(.10)
Higher operating income	.01	.13
Effect of lower tax rate	.01	.01
Higher unconsolidated income	—	.01
Effect of lower shares outstanding	.01	—

2011 Earnings per share – diluted	$0.69	$1.81

We expect to report approximately $11 million in acquisition related costs in 2011 for our closed transactions (see Note #2 for details), which would lower earnings per share by $0.07. We have recorded $4 million of these costs in the nine months ended August 31, 2011. Profit from these businesses is expected to be minimal in 2011 due to integration costs and initial investments in growth, but is expected to be $0.07 to $0.09 accretive to diluted earnings per share in 2012. We completed these transactions in our fourth quarter of 2011. We expect to record another $7 million in costs during the fourth quarter of 2011, lowering expected earnings per share during that period by $0.05.

NON-GAAP FINANCIAL MEASURES

The tables below include financial measures of net income and diluted earnings per share excluding the benefit of the reversal of a significant tax accrual recorded in 2010. This is a non-GAAP financial measure which is provided as a complement to the results provided in accordance with United States generally accepted accounting principles (“GAAP”). We believe that these measures are relevant and useful supplemental information for our investors. We also believe the non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by our management to measure the profitability of our on-going operations and analyze our business performance and trends. Our management believes the non-GAAP measure provides a more consistent basis for assessing our performance than the closest GAAP equivalent.

In the third quarter of 2010 our discrete tax benefits include a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions where we reorganized our European operations and divested certain of our joint ventures. We are treating this $13.9 million discrete tax benefit as a non-GAAP adjustment. We are providing non-GAAP results that exclude the impact of this reversal as the item to which it relates was recorded as a restructuring charge, and it also allows for a better comparison of 2010 financial results to the prior year and a more appropriate base for 2011 comparisons.

This non-GAAP measure may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide this non-GAAP financial measure as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of this non-GAAP measure to GAAP results is provided below.

	Three months ended Aug 31,		Nine months ended Aug 31,
	2011	2010	2011	2010
Net income	$92.0	$102.4	$242.4	$236.5
Reversal of significant tax accrual	0	(13.9)	0	(13.9)

Adjusted net income	$92.0	$88.5	$242.4	$222.6

% increase versus prior period	4.0%		8.9%

	Three months ended Aug 31,		Nine months ended Aug 31,
	2011	2010	2011	2010
Earnings per share – diluted	$0.69	$0.76	$1.81	$1.76
Reversal of significant tax accrual	0	(.10)	0	(.10)

Adjusted earnings per share – diluted	$0.69	$.66	$1.81	$1.66

% increase versus prior period	4.5%		9.0%

RESULTS OF OPERATIONS – SEGMENTS

CONSUMER BUSINESS

	Three months ended		Nine months ended
	August 31,		August 31,
	2011	2010	2011	2010
(in millions)

Net sales	$522.0	$454.1	$1,475.1	$1,360.3
Percent growth	15.0%		8.4%
Operating income	100.5	95.8	264.4	243.8
Operating income margin	19.3%	21.1%	17.9%	17.9%

The 15.0% increase in sales in the third quarter of 2011 as compared to the third quarter of 2010 included a favorable impact of 4.6% from foreign currency rates. Excluding the foreign currency impact, we grew sales 10.4%, with increased pricing of 4.9% and favorable volume and product mix of 5.5%.

In the Americas, sales increased 12.9% in the third quarter of 2011, compared to the third quarter of 2010, including a 1.0% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 11.9%. Volume and product mix drove half of this increase and the other half was from pricing actions. About half of the increase in volume and product mix was the result of customers that purchased an estimated $10 million of product in advance of a fourth quarter price increase. Growth in a number of product lines drove the other half of the increase. During the quarter we increased our marketing support behind core McCormick products and the Zatarain’s brand. This investment drove a significant increase in our McCormick brand dry seasoning mixes which consumers can use to make an inexpensive meal. We achieved double-digit increases in the sales of Grill Mates, which is featured in one of our digital media campaigns, and our authentic Asia products under the Simply Asia and Thai Kitchen brands which benefitted from new products that included a line of dipping sauces. We also had an increase in sales of private label due in part to our distribution gains in 2011. Additional pricing is being implemented in the fourth quarter and we are closely monitoring consumption trends. We are developing new tools to help optimize price and promotions on brand and private label, both of which offer our retail customers an attractive profit.

The estimated shift of $10 million in sales into the third quarter will lower consumer sales in the Americas in the fourth quarter of 2011. As a comparison for projection purposes, fourth quarter of 2010 sales for this part of our business benefited from an estimated $10 million shift from the first quarter of 2011 that related to customer purchases in advance of our previous price increase.

Third quarter 2011 sales in EMEA increased 21.5% compared to the third quarter of 2010, including a favorable impact of 15.0% from foreign exchange rates. The remaining 6.5% increase was due to the impact from higher pricing of 1.9% and favorable volume and product mix of 4.6%. This third quarter increase is an improvement from previous quarters of 2011. We continued to have a good performance in France, which benefited from brand marketing support, distribution gains and a number of new product introductions. Also, export sales into developing markets contributed to growth this period. We also saw more steady results in some of the smaller markets, like Spain and Portugal, which had steep declines in the prior year. In the U.K., we are operating in a competitive retail environment where private label share has increased in many categories. We have redirected a portion of our brand marketing support to emphasize to consumers the value of our products and we have also accelerated the development of several new products which are differentiated from our competitors in the market place. While the U.K. continues to be a challenging market, our actions led to a modest increase in volume and product mix this period.

In the Asia/Pacific region, sales increased 17.9% in the third quarter of 2011, compared to the third quarter of 2010, with a 15.0% increase coming from favorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 2.9% with 1.0% coming from higher volume and product mix and pricing adding 1.9%. This result was led by a 7% increase in China in local currency in the third quarter where we have a rebranding initiative underway and some new television advertising.

For the nine months ended August 31, 2011, the total consumer business sales increase of 8.4% includes 2.1% from favorable foreign exchange rates. The remaining 6.3% increase was due to the impact of pricing actions of 4.3% and favorable volume and product mix of 2.0%.

Third quarter 2011 operating income for our consumer business increased $4.7 million, or 4.9%, compared to the third quarter of 2010. These increases were below the consumer sales increases for the third quarter as they were offset in part by the escalation in material costs and a $7 million increase in brand marketing support.

For the nine months ended August 31, 2011, consumer business operating income increased by $20.6 million, or 8.4% compared to the same period of 2010. The growth in operating income was the result of higher sales, cost savings from CCI and $1.3 million of costs associated with a product recall recorded in 2010.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
(in millions)

Net sales	$398.4	$340.5	$1,111.8	$997.1
Percent increase	17.0%		11.5%
Operating income	27.9	30.2	83.9	80.6
Operating income margin	7.0%	8.9%	7.5%	8.0%

The third quarter sales increase of 17.0% from the third quarter of 2010 includes a favorable foreign exchange rate impact of 4.7%. Excluding this impact of foreign currency, sales increased 12.3%. Volume and product mix increased sales by 7.7%, while higher pricing added 4.6% to sales. We saw increases in volume and product mix in all three of our geographic regions, as well as higher pricing. We expect the pricing actions to continue into the fourth quarter of 2011 as we pass through higher material costs to our industrial customers.

In the Americas, sales increased 13.7%, which included a favorable impact of 1.9% from foreign currency rates. Higher volume and product mix accounted for 6.7%, while increased pricing actions added 5.1% to sales. The third quarter sales were driven in part by a double-digit increase in volume and product mix with food manufacturers, including sales of snack seasonings and ingredients. Many of these products featured all natural ingredients, reduced sodium and other healthy attributes for which we continue to see high demand.

We increased sales of food service products, led by new products and expanded distribution with quick service restaurants. Sales of branded food service items to the distributor channel were also up in the third quarter.

Our industrial business in EMEA posted another quarter of strong sales growth. EMEA industrial sales increased 21.0% for the third quarter of 2011 compared to the same period for 2010, and increased 11.2% excluding the impact from favorable foreign exchange rates. Higher volume and product mix drove this increase, accounting for 6.7%, while increased pricing actions added 4.5% to sales. As in the prior two quarters of 2011, demand from quick service restaurants continues to be the key sales driver in this region. We saw particular strength in the sales of products that we manufacture in our facilities in the U.K., Turkey and South Africa.

In the Asia/Pacific region, industrial sales increased 29.7% in the third quarter of 2011 compared to the third quarter of 2010, which included a favorable foreign exchange rate impact of 12.7%. Excluding this impact of foreign currency, sales rose 17.0%, with favorable volume and mix accounting for 14.9% and pricing adding 2.1%. Sales in China drove this result with a 30% increase in local currency this period. We are achieving strong growth in this market as we support the rapid expansion of quick service restaurants. This period we also benefited from the promotional activity of these customers.

For the nine months ended August 31, 2011, the total industrial business sales increase of 11.5% includes 3.0% from favorable foreign exchange rates. The remaining 8.5% was mainly driven by favorable volumes and product mix of 5.1%, while pricing added 3.4%.

Third quarter 2011 operating income for our industrial business decreased $2.3 million, or 7.6%, compared to the third quarter of 2010. While the industrial business had the benefit of higher sales and CCI cost savings, we were significantly impacted by rising material costs as outlined in our gross profit discussion.

We are going beyond the key commodities and working with our customers to respond to increases in other ingredients, such as spices and herbs, with increased pricing. This pricing activity will continue through the fourth quarter of 2011, and because our pricing actions are lagging these cost increases, we expect further profit pressure in our industrial business.

Margins for this business are under pressure, due in part to higher costs, as well as the effect of higher prices on net sales when calculating percentage margins. Margin was also impacted by the mix of our business during the third quarter as a result of buying patterns and other customer activity. Our strategy for the industrial segment continues to be to develop and grow the business through value-added, higher-margin products.

For the nine months ended August 31, 2011, industrial business operating income increased by $3.3 million, or 4.1% compared to the same period of 2010. Cost of goods sold in 2010 included $4.4 million of costs associated with a product recall. The favorable impact from higher sales and cost savings from CCI in 2011 were offset by the reduction in gross profit margin from higher material costs.

ACQUISITIONS

Acquisitions of brands are part of our growth strategy to increase sales and profits and improve margins.

In July 2011, we purchased the privately-owned business assets of Kitchen Basics, Inc. for $38.0 million, subject to a normal working capital adjustment. The purchase was financed with a combination of cash and debt. Kitchen Basics has annual sales of approximately $25 million and sells a leading brand of ready-to-serve, shelf stable stock in North America. Kitchen Basics will be included in our consumer business segment from the date of acquisition. A preliminary valuation of the assets for Kitchen Basics resulted in $6.7 million allocated to tangible net assets and the remainder to intangible assets and goodwill.

In June 2011, we signed an agreement to enter into a joint venture with Kohinoor Foods Ltd. in India. “Kohinoor” is a leading Indian national brand of basmati rice as well as other convenience food products. The completion of this transaction occurred subsequent to our third quarter end and will be recorded in our fourth quarter. We will invest 5.2 billion Indian rupees (approximately $113 million in U.S. dollars) for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited, financed with a combination of cash and debt. This will be a consumer business consolidated joint venture with projected annual net sales of approximately $85 million and will market and sell branded basmati rice and other food products in India.

In June 2011, we also signed an agreement to purchase the shares of Kamis, a brand leader of spices, seasonings and mustards in Poland. Kamis is a privately held company based in Poland with distribution into Poland, Russia and other parts of Central and Eastern Europe and its annual net sales are approximately $105 million. The acquisition was completed subsequent to our third quarter end and will be recorded in our fourth quarter. The purchase price is 830 million Polish zloty (approximately $286 million in U.S. dollars), which will be financed with a combination of cash and debt. Kamis will be included predominately in our consumer business segment from the date of acquisition.

During the three and nine months ended August 31, 2011, we have recorded $1.6 million and $4.0 million, respectively, in transaction-related expenses associated with these acquisitions in selling, general and administrative expenses in our income statement. We expect to record another $7 million of these costs during the fourth quarter of 2011, lowering earnings per share during that period by $0.05.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2011	August 31, 2010	November 30, 2010

Notional value	$356.6	$327.2	$208.2

Unrealized (loss)	(1.0)	(2.5)	(2.6)

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of August 31, 2011, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $18.9 million asset as of August 31, 2011, compared to a $19.2 million asset as of November 30, 2010. The change in fair values is primarily due to changes in interest rates.

In May and June 2011, we entered into a total of $200 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of fixed rate Notes in July 2011. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $0.2 million simultaneous with the issuance of the notes at an all in effective fixed rate of 4.01% on the full $250 million of debt. The loss on these agreements is deferred in other comprehensive income and will be amortized to interest expense over the life of the Notes. Hedge ineffectiveness of these agreements was not material.

Commodity Risk

We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, capsicums (red peppers and paprika), onion, wheat, soybean oil and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally do not use derivatives to manage the volatility related to this risk.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2011, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2010.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2011	2010
	(in millions)

Net cash provided by operating activities	$85.7	$145.2
Net cash used in investing activities	(97.3)	(46.4)
Net cash used in financing activities	(3.9)	(112.7)

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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. Higher net income added $5.9 million to operating cash flow for the first nine months of 2011, however the decline in operating cash flow is driven by a higher level of inventory in 2011 as compared to last year. As we have moved into a higher cost environment, we have increased our strategic inventory positions in a number of spices and herbs, crops that do not have hedging options other than outright purchase. We also accumulated higher inventory levels of crops sourced from growing regions exposed to political risk such as Northern Africa and Egypt. In addition to these higher levels of raw material, the cost of our raw material inventory has increased. As indicated last quarter, a key initiative currently underway is the implementation of new inventory management processes in North America.

Investing Cash Flow – The increase in cash outflow used for investing is due to the fact that we acquired Kitchen Basics in 2011 (see Note #2). We also spent more in capital expenditures in 2011 as compared to 2010. We spent $58.8 million on capital expenditures in the first nine months of 2011, compared to $52.5 million for the same period last year. Capital expenditures for the fiscal year 2011 are expected to be $90 to $100 million.

Financing Cash Flow – The change in cash flow used in financing activities when compared to the prior year is primarily due to an increase in net borrowings. During the third quarter 2011, we issued $250 million of 3.90% notes due 2021, with net cash proceeds received of $247.5 million. The net proceeds from this offering will be used to fund in part our acquisition of Kamis in 2011 (see Note #2). In the first nine months of 2011, we increased net borrowings by $151.2 million as compared to the first nine months of 2010, when we decreased net borrowings by $16.7 million.

The following table outlines the activity in our share repurchase program for the nine months ended August 31 (in millions):

	2011	2010

Number of shares of common stock	1.9	1.0
Dollar amount	$89.2	$38.2

During the third quarter of 2011, we curtailed our share repurchase program due to our acquisition activity and no shares were repurchased in this quarter. As of August 31, 2011, $270 million remained of the $400 million share repurchase authorization.

During the nine months ended August 31, 2011, we received proceeds of $45.5 million from exercised options compared to $45.9 million in the same period in the prior year. We increased dividends paid to $111.4 million for the nine months ended August 31, 2011 compared to $103.7 million in the same period last year. Dividends paid in the first quarter of 2011 were declared on November 23, 2010.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 37.5% as of August 31, 2011, down from 41.4% at August 31, 2010 and down slightly from 37.6% at November 30, 2010. The decrease in debt-to-total capital at August 31, 2011 as compared to August 31, 2010 is primarily due to an increase in total stockholders’ equity.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end August 31, 2011, we temporarily used $265.4 million of cash from our foreign subsidiaries to pay down short-term debt. At quarter-end August 31, 2010, we temporarily used $345.7 million of cash from our foreign subsidiaries to pay down short-term debt. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2011 and 2010 were $308.3 million and $383.4 million, respectively. Total average debt outstanding for the three months ended August 31, 2011 and 2010 was $1,196.6 million and $1,246.3 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2011, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were higher than at August 31, 2010. Exchange rate fluctuations resulted in an increase in accounts receivable of approximately $20 million, inventory of approximately $19 million, goodwill of approximately $81 million and other comprehensive income of approximately $159 million since August 31, 2010. At August 31, 2011, the exchange rates for the Euro, the British pound sterling the Canadian dollar and Australian dollar were higher than at November 30, 2010. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $16 million, inventory of approximately $13 million, goodwill of approximately $63 million and other comprehensive income of approximately $114 million since November 30, 2010.

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

In June 2011 we entered into a new five year $600 million revolving credit facility. The new facility expires in June 2016 and replaced our previous $500 million revolving credit facility, which was due to expire in July 2012. The pricing for this new credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program.

In July 2011, we issued $250 million of 3.90% notes due 2021, with net cash proceeds received of $247.5 million. Interest is payable semiannually in arrears in January and July of each year. Of these Notes, $200 million were subject to interest rate hedges as further discussed under the Interest Rate Risk section. The net proceeds from this offering will be used to fund in part our acquisition of Kamis in 2011 (see Note #2).

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. We estimate that total contributions to our pension plans in 2011 are expected to be approximately $44 million, which compares to $49.5 million of contributions in 2010. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the third quarter of 2011. As of August 31, 2011, $270 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010.

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

	(v)	Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011. McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).

	(vi)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vii)	Form of 5.80% Notes due 2011, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 10, 2006, File No. 0-748, as filed with the Securities and Exchange Commission on July 13, 2006.

	(viii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(ix)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

	(x)	Form of 3.90% Notes due 2021, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(10)	Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	1999 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 1999, File No. 0-748, as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Attached.

(32)	Section 1350 Certifications	Attached.

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

McCORMICK & COMPANY, INCORPORATED

Date: October 7, 2011	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President, Chief Financial Officer & Treasurer

Date: October 7, 2011	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller