Form 10-K
period 2011-11-30
MCCORMICK & CO INC
filed 2012-01-27
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

The aggregate market value of the voting Common Stock held by non-affiliates at May 31, 2011: $380,873,624

The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2011: $6,002,418,845

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,507,856	December 30, 2011
Common Stock Non-Voting	120,541,545	December 30, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 28, 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”)	Part III

PART I.

As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.

ITEM 1. BUSINESS

McCormick is a global leader in flavor. The Company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retail outlets, food manufacturers and foodservice businesses. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in China, Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.

Business Segments

We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. In 2011, the consumer business contributed 59% of sales and 79% of operating income and the industrial business contributed 41% of sales and 21% of operating income.

Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products from premium to value-priced.

Consumer Business. From locations around the world, our brands reach consumers in more than 110 countries. Our leading brands in the Americas include McCormick®, Lawry’s® and Club House®. We also market authentic ethnic brands such as Zatarain’s®, Thai Kitchen® and Simply Asia®. In Europe, the Middle East and Africa (EMEA) our major brands include the Ducros®, Schwartz® and Kamis® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific region our primary brand is McCormick, with the exception of India where our recent joint venture owns and trades under the Kohinoor® brand.

Our customers span a variety of retail outlets that include grocery, mass merchandise, warehouse clubs, discount and drug stores, served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.

Approximately half of our consumer business is spices, herbs and seasonings. For these products, we are a category leader in our primary markets with a 40% to 60% share of sales. There are a number of competitors in the spices, herbs and seasoning category.

More than 250 other brands are sold in the U.S. with additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately owned companies. Our leadership position allows us to efficiently innovate, merchandise and market our brands.

Industrial Business. In our industrial business, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied both directly and indirectly through distributors. Among food manufacturers and foodservice customers, many of our relationships have been established for decades. We focus our resources on our strategic partners that offer the greatest prospects for growth. Our range of products remains one of the broadest in the industry and includes seasoning blends, natural spices and herbs, wet flavors, coating systems and compound flavors. In addition to a broad range of flavor solutions, we strive to achieve customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.

Our industrial business has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a limited range of flavor solutions.

For financial information about our business segments, please refer to “Management’s Discussion and Analysis–Results of Operations” and note 15 of the financial statements.

For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the financial statements.

Raw Materials

The most significant raw materials used by us in our business are dairy products, pepper, garlic, onion, capsicums (red peppers and paprika), soybean oil and wheat. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the United States. We are not aware of any existing government restrictions or other factors that could be expected to have a material adverse effect on the availability of the raw materials used in our business. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.

We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments.

Customers

McCormick’s products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers through a variety of retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under a variety of brands. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food manufacturers and the foodservice industry supplied both directly and indirectly through distributors.

We have a large number of customers for our products. In fiscal year 2009, sales to two of our customers, PepsiCo, Inc. and Wal-Mart Stores, Inc., each accounted for approximately 11% of consolidated net sales. In fiscal year 2010, sales to two of our customers, PepsiCo, Inc. and Wal-Mart Stores, Inc., accounted for approximately 10% and 11% of consolidated net sales, respectively. In fiscal year 2011, sales to two of our customers, PepsiCo, Inc. and Wal-Mart Stores, Inc., each accounted for approximately 11% of consolidated net sales. Sales to our five largest customers represented approximately 35% of consolidated net sales in fiscal year 2011.

The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Trademarks, Licenses and Patents

McCormick owns a number of trademark registrations. Although in the aggregate these trademarks may be material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” “Kamis” and “Kohinoor” trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as we deem them to be useful.

We have entered into a number of license agreements authorizing the use of our trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a materially adverse effect on our business. The term of the license agreements is generally three to five years or until such time as either party terminates the agreement. Those agreements with specific terms are renewable upon agreement of the parties.

We also own various patents, none of which individually are viewed as material to our business.

Seasonality

Due to seasonal factors inherent in McCormick’s business, our sales, income and cash from operations generally are lower in the first two quarters of the fiscal year, increase in the third quarter and are significantly higher in the fourth quarter due to the holiday season. This seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital

In order to meet increased demand for our consumer products during our fourth quarter, McCormick usually builds its inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see note 5 of the financial statements and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis.”

Competition

McCormick competes in a marketplace that is global and highly competitive. Our strategies for competing in each of our segments include a focus on product innovation, price and value, product quality and superior service. Additionally, in the consumer segment we focus on brand recognition and loyalty, effective advertising, promotional programs and the identification and satisfaction of consumer preferences.

Research and Development

Many of McCormick’s products are prepared from confidential formulas developed by our research laboratories and product development teams, as well as from, in some cases, customer proprietary formulas. Expenditures for research and development were $58.1 million in 2011, $52.7 million in 2010, and $48.9 million in 2009. The amount spent on customer-sponsored research activities is not material.

Environmental Regulations

The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on McCormick’s business. There were no material capital expenditures for environmental control facilities in fiscal year 2011 and there are no material expenditures planned for such purposes in fiscal year 2012.

Employees

McCormick had approximately 9,000 full time employees worldwide as of November 30, 2011. We believe our relationship with employees to be good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,350 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations

For information on the net sales and long-lived assets of McCormick by geographic area, see note 15 of the financial statements.

Foreign Operations

McCormick is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties, dividends and exchange rate fluctuations. Approximately 40% of sales in fiscal year 2011 were from non-U.S. operations. For information on how McCormick manages some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”

Forward-Looking Information

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by us, the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities and our expectations regarding purchasing shares of our common stock under the existing authorizations.

Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements, and global economic conditions generally which would include the availability of financing, interest and inflation rates as well as foreign currency fluctuations, fluctuations in the market value of pension plan assets and other risks described herein under Part I, Item 1A “Risk Factors.”

Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves some risks, including the risks described below. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Damage to our reputation or brand name, loss of brand relevance, increase in private label use by customers or consumers, or product quality or safety concerns could negatively impact us.

Our reputation for manufacturing high-quality products is widely recognized. In order to safeguard that reputation, we have adopted rigorous quality assurance and quality control procedures which are designed to ensure conformity to specification and compliance with law. We also continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships, or failure to adequately protect the relevance of our brands, which may lead to customers or consumers purchasing other brands or private label brands that may or may not be manufactured by us, could have a material negative impact on our financial condition and results of operations. From time to time, our customers evaluate their mix of branded and private label product offerings. If a significant portion of our branded business was switched to private label, it could have a significant impact on our consumer business.

The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could cause consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, and otherwise have a negative effect on our business and financial results. Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our reputation or brands.

The consolidation of customers may put pressure on our operating margins and profitability.

Our customers, such as supermarkets, warehouse clubs, and food distributors, have consolidated in recent years and consolidation could continue throughout the U.S., the European Union and other major markets. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, demanding lower pricing, increased promotional programs and specifically tailored products, and shifting shelf space currently used for our products to private label products. These factors and others could have an adverse impact on our future sales growth and profitability.

Issues regarding procurement of raw materials may negatively impact us.

Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, pepper, garlic, onion, capsicums (red pepper and paprika), soybean oil and wheat. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.

In addition, we may have very little opportunity to mitigate the risk of availability of certain raw materials due to the effect of weather on crop yield, government actions, political unrest in producing countries, changes in agricultural programs and other factors beyond our control. Therefore we cannot provide assurance that future raw material availability will not have a negative impact on our business, financial condition, or operating results.

Political, socio-economic and cultural conditions, as well as disruptions caused by terrorist activities, could also create additional risks for food safety. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.

Our profitability may suffer as a result of competition in our markets.

The food industry is intensely competitive. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. Such pressures also may impair our ability to take appropriate remedial action to address commodity and other cost increases.

Laws and regulations could adversely affect our business.

Food products are extensively regulated in many of the countries in which we sell our products. We are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacture, storage, marketing, advertising, and distribution of food products, including laws and regulations relating to financial reporting requirements, the environment, relations with distributors and retailers, employment, health and safety and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

We could have an interruption in our business, loss of inventory or data, be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic or computer system failure. Natural disasters could include an earthquake, fire, flood, tornado or severe storm. A catastrophic event could include a terrorist attack. An epidemic could affect our operating activities, major facilities or employees’ and customers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Production of certain of our products is concentrated in a single manufacturing site.

We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack, or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be adversely affected.

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

We operate our business and market our products internationally. In fiscal year 2011, 40% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.

Fluctuations in foreign currency markets may negatively impact us.

We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the British pound sterling versus the Euro, and the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee and Thai baht. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.

Increases in interest rates may negatively impact us.

We had total outstanding short-term borrowings of $217 million at an average interest rate of approximately 0.2% on November 30, 2011. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate increases will not have a material negative impact on our business, financial position, or operating results.

The deterioration of credit and capital markets may adversely affect our access to sources of funding.

We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our seasonal working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. Our syndicate of banks include certain European banks that could be affected by the current volatile credit market in the European Union. We engage in regular communication with all of the banks participating in our revolving credit facilities. During these communications none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.

In addition, global capital markets have experienced volatility that has tightened access to capital markets and other sources of funding. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on acceptable terms or within an acceptable time period could have an adverse impact on our operations, financial condition and liquidity.

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

United States:

Hunt Valley, Maryland–consumer and industrial

(3 principal plants)

Gretna, Louisiana–consumer and industrial

South Bend, Indiana–industrial

Atlanta, Georgia–industrial

Commerce, California–consumer

Irving, Texas–industrial

Canada:

London, Ontario–consumer and industrial

Mexico:

Cuautitlan de Romero Rubio–industrial

United Kingdom:

Haddenham, England–consumer and industrial

Littleborough, England–consumer and industrial

France:

Carpentras–consumer

Monteux–consumer

Poland:

Stefanowo–consumer

India:

New Dehli–consumer

Australia:

Melbourne–consumer and industrial

China:

Guangzhou–consumer and industrial

Shanghai–consumer and industrial

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities in Belcamp, Maryland; Salinas, California; Irving, Texas; Mississauga and London, Ontario Canada; and Genvilliers, France and own distribution facilities in Monteux, France. We also own, lease or contract other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution and administrative functions.

We believe our plants are well maintained and suitable for their intended use. We further believe that these plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and additional growth.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our or their property is the subject.

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have disclosed in note 17 of the financial statements the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 30, 2011 was $50.50 per share for the Common Stock and $50.42 per share for the Common Stock Non-Voting.

Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 30, 2011 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,100
Common Stock Non-Voting, no par value	10,200

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2011 September 30, 2011	CS-0 CSNV-0	$00.00 $00.00	0 0	$270 million

October 1, 2011 October 31, 2011	CS-0 CSNV-0	$00.00 $00.00	0 0	$270 million

November 1, 2011 November 30, 2011	CS-3,000 CSNV-100	$49.48 $49.48	3,000 100	$270 million

Total	CS-3,000 CSNV-100	$49.48 $49.48	3,000 100	$270 million

As of November 30, 2011, approximately $270 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010.

ITEM 6. SELECTED FINANCIAL DATA

HISTORICAL FINANCIAL SUMMARY

(millions except per share and ratio data)	2011	2010	2009	2008	2007
For the Year
Net sales	$ 3,697.6	$ 3,336.8	$ 3,192.1	$ 3,176.6	$ 2,916.2
Percent increase	10.8%	4.5%	0.5%	8.9%	7.4%
Operating income	540.3	509.8	466.9	376.5	354.2
Income from unconsolidated operations	25.4	25.5	16.3	18.6	20.7
Net income	374.2	370.2	299.8	255.8	230.1
Per Common Share
Earnings per share–diluted	$ 2.79	$ 2.75	$ 2.27	$ 1.94	$ 1.73
Earnings per share–basic	2.82	2.79	2.29	1.98	1.78
Common dividends declared	1.15	1.06	0.98	0.90	0.82
Closing price, non-voting shares–end of year	48.70	44.01	35.68	29.77	38.21
Book value per share	12.17	11.00	10.19	8.17	8.57
At Year-End
Total assets	$ 4,087.8	$ 3,419.7	$ 3,387.8	$ 3,220.3	$ 2,787.5
Current debt	222.4	100.4	116.1	354.0	149.6
Long-term debt	1,029.7	779.9	875.0	885.2	573.5
Shareholders’ equity	1,618.5	1,462.7	1,343.5	1,062.8	1,095.0
Total capital	2,870.6	2,343.0	2,334.6	2,302.0	1,818.1
Other Financial Measures
Percentage of net sales
Gross profit	41.2%	42.5%	41.6%	40.6%	40.9%
Operating income	14.6%	15.3%	14.6%	11.9%	12.1%
Capital expenditures	$ 96.7	$ 89.0	$ 82.4	$ 85.8	$ 78.5
Depreciation and amortization	98.3	95.1	94.3	85.6	82.6
Common share repurchases	89.3	82.5	–	11.0	157.0
Debt-to-total capital	43.6%	37.6%	42.5%	53.8%	39.8%
Average shares outstanding
Basic	132.7	132.9	130.8	129.0	129.3
Diluted	134.3	134.7	132.3	131.8	132.7

Total capital includes debt and shareholders’ equity.

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2010, we had the benefit of the reversal of a significant tax accrual and, from 2007 to 2009, restructuring charges were recorded. Also, in 2008 an impairment charge of $29.0 million was recorded to reduce the value of the Silvo® brand. Related to the acquisition of Lawry’s in 2008, we recorded a gain. The net impact of these items is reflected in the following table:

(millions except per share data)	2010	2009	2008	2007
Operating income	–	$ (16.2)	$ (45.6)	$ (34.0)
Net income	$ 13.9	(10.9)	26.2	(24.2)
Earnings per share–diluted	0.10	(0.08)	(0.20)	(0.18)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company Incorporated, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report.

McCormick is a global leader in flavor. The Company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retail outlets, food manufacturers and foodservice businesses. We currently manage our business in two operating segments, consumer and industrial as described in Item 1 of this report.

Our strategy for growth is to increase sales and profit by investing in the business and fueling that investment with CCI cost savings. Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect similar contributions to sales growth from our base business–driven by brand marketing support, expanded distribution and category growth, from product innovation, and from acquisitions. In addition to sales growth, our Comprehensive Continuous Improvement program–CCI–is contributing to higher operating income and earnings per share. CCI is our ongoing initiative to improve productivity and reduce costs throughout the organization.

Our business generates strong cash flow and we have a balanced use of cash, funding dividends, which have increased in each of the past 26 years, capital expenditures, acquisitions and share repurchases. Each year, we expect a combination of acquisitions and share repurchases to add about 2% to increased earnings per share.

In 2011, our financial results varied from these long-term goals. Sales grew 11%, exceeding the long-term objective of 4% to 6%, due primarily to increased prices taken in response to significant increases in raw and packaging material costs. The increase in operating income of 6%, was close to our long term expectations. Several factors affected earnings per share which was $2.79 in 2011 compared to $2.75 in 2010. As explained in more detail in the following section, we recorded transaction costs associated with completed acquisitions, which lowered 2011 earnings per share $0.07. In addition, we recorded the reversal of a significant tax accrual in 2010 that added $0.10 to earnings per share.

In addition to strong financial results, we had a number of important accomplishments which included:

—	New products launched in the past three years added 9% to 2011 sales.
—	We completed three acquisitions, with two of these in emerging markets which offer more rapid growth.
—	CCI cost savings reached $65 million.

In a challenging economic environment and period of material cost volatility, we had a strong financial performance in 2011.

RESULTS OF OPERATIONS—2011 COMPARED TO 2010

	2011	2010
Net sales	$3,697.6	$3,336.8
Percent growth	10.8%

Sales for the fiscal year rose 10.8% from 2010 with double-digit growth in both of our consumer and industrial businesses. Our pricing actions, taken to offset the impact of steep increases in material costs, added 4.6% to sales, and favorable foreign exchange rates increased sales another 2.1%. New product introductions, expanded distribution and brand marketing support led to favorable volume and product mix, which combined, added 2.5% to sales. Acquisitions added 1.6% to sales.

	2011	2010
Gross profit	$1,522.5	$1,417.7
Gross profit margin	41.2%	42.5%

In 2011, gross profit increased 7.4%, however our gross profit margin declined 130 basis points. In fiscal year 2011, we experienced a double digit increase in raw material and packaging costs. While we have been able to offset the dollar impact of these costs with our pricing actions and CCI cost savings, the net impact of these factors caused downward pressure on gross profit as a percentage of net sales. In addition, we had a negative effect on gross margin from product and segment mix in the year. Product mix was unfavorable in our industrial business with an increased demand for ingredients and weak demand for branded foodservice products during this period. Unfavorable segment mix was due to the higher sales growth rate of our industrial business, which has lower gross margin than our consumer business. CCI cost savings totaled $65 million in 2011, of which $45 million lowered cost of goods sold.

We are projecting our raw material and packaging costs to rise at a high single digit rate in fiscal year 2012. We expect that these cost increases will be offset by a combination of price increases, some of which were initiated late in 2011, and CCI cost savings.

	2011	2010
Selling, general & administrative expense (SG&A)	$ 982.2	$907.9
Percent of net sales	26.6%	27.2%

Selling, general and administrative expenses in total dollars increased in 2011 compared to 2010, but decreased as a percentage of net sales for those same time periods. The increase in total dollars was largely driven by higher incremental brand marketing support, SG&A of acquired businesses and $10.9 million of transaction costs related to completed acquisitions. The decrease in SG&A as a percent of net sales is primarily driven by lower selling costs as a percentage of net sales.

During 2011, we increased brand marketing support by $20.1 million or 12%. A portion of this increase was in digital marketing, which is one of our highest return investments in brand marketing support. We nearly doubled our digital marketing in the past year, including a program behind Grill Mates® in the U.S. that contributed to a 7% unit increase in 2011. We also increased support behind our Hispanic products in the U.S., which included television and a sampling program. This helped drive a 9% increase in sales of Hispanic products which exceeded $100 million for the first time in 2011.

	2011	2010
Interest expense	$ 51.2	$ 49.3
Other income, net	2.3	2.2

Interest expense for 2011 was higher than the prior year. This was caused by higher average debt balances, due to our acquisitions in 2011 and a slightly higher weighted-average interest rate.

	2011	2010
Income from consolidated operations before income taxes	$ 491.4	$462.7
Income taxes	142.6	118.0
Effective tax rate	29.0%	25.5%

The increase in the tax rate in 2011 was due to a lower level of net discrete tax benefits, decreased U.S. foreign tax credits in the current year as compared to the prior year, partially offset by a favorable mix of earnings among our different tax jurisdictions.

Discrete tax benefits in 2011 were $0.8 million compared to $20.1 million in 2010. The $20.1 million in 2010 was mainly due to a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures.

In 2010, U.S. foreign tax credits included the impact of a $108.5 million repatriation of cash from foreign subsidiaries. Due to the mix of foreign earnings related to this cash, the repatriation generated additional tax credits.

In addition, see note 11 of the financial statements for a reconciliation of the U.S. federal statutory tax rate with the effective tax rate.

	2011	2010
Income from unconsolidated operations	$ 25.4	$25.5

Income from unconsolidated operations decreased $0.1 million in 2011 compared to 2010. We increased income with our unconsolidated joint venture in India, Eastern Condiments, which was completed late in fiscal year 2010. This was offset by investment spending behind our new joint venture in Turkey and decreases in some of our smaller joint ventures. Our largest joint venture, McCormick de Mexico, had net income comparable to the prior year. While this business grew sales 12%, profits were pressured by higher soybean oil cost and a weakening Mexico peso in the fourth quarter of 2011. We expect this pressure on profits to continue into 2012.

We own a 26% share in our Eastern Condiments joint venture and on average own 50% of our other unconsolidated joint ventures. In 2011, sales of these joint ventures grew 32% to $709 million (at 100% of these businesses) with many products marketed under the McCormick name. The new Eastern Condiments joint venture added 18%, while existing joint ventures increased sales by 14%.

Our McCormick de Mexico joint venture represents 58% of the sales and 76% of the net income of our unconsolidated joint ventures.

We reported earnings per share of $2.79 in 2011, compared to $2.75 in 2010. The following table outlines the major components of the change in diluted earnings per share from 2010 to 2011:

2010 Earnings per share—diluted	$ 2.75
2010 Reversal of significant tax accrual	(0.10)
Increased operating income	0.16
Increase in tax rate	(0.02)
Higher interest expense	(0.01)
Effect of lower shares outstanding	0.01
2011 Earnings per share—diluted	$ 2.79

Consumer Business

	2011	2010
Net sales	$ 2,199.9	$1,999.0
Percent growth	10.0%
Operating income	428.4	402.4
Operating income margin	19.5%	20.1%

We grew consumer business sales 10.0% in 2011 when compared to 2010. Higher pricing added 5.1% and favorable foreign exchange rates added 1.8%. Volume and product mix rose 3.1%, which included a 2.6% increase from acquisitions in 2011.

In the Americas, consumer business sales rose 8.2%, primarily as a result of pricing actions which added 6.0%. Our acquisition of Kitchen Basics® added 1.1% to sales, other increases in volume and product mix added 0.4% and favorable foreign exchange rates added 0.7%. Increased pricing unfavorably impacted volume and product mix during 2011. In addition, an estimated $10 million in sales shifted from the first quarter of 2011 into the fourth quarter of 2010, as a result of customer purchases in advance of a late 2010 price increase. However, the impact of these reductions to volume and product mix were more than offset by a favorable impact of product innovation, brand marketing support and expanded distribution. New products introduced in 2011 included new Recipe Inspirations®, grinders, Grill Mates and reduced sodium dry seasoning mixes. We had particular success with new Zatarain’s frozen entrees which helped contribute to a 40% increase in sales of Zatarain’s frozen products. A portion of our incremental brand marketing support was directed toward a new advertising campaign for dry seasoning mixes, a Hispanic marketing program that included sampling, and a digital marketing program behind Grill Mates which contributed to a 7% unit increase in Grill Mates sales. New distribution was gained for both brand and private label items in a variety of retail channels that included grocery, warehouse clubs, dollar stores and drug chains.

In Europe, the Middle East and Africa (EMEA), consumer business sales increased 13.5%. Our acquisition of Kamis added 6.5% to sales, favorable foreign exchange rates added 4.2% and pricing actions added 2.8%. In our largest market, France, we achieved solid growth with higher pricing, which was slightly offset by lower volume and product mix. We introduced nearly 40 new products in this market, including an organic line of Ducros spices and herbs and a number of Vahiné dessert items, and gained new distribution with a large grocery retailer. A highly competitive retail environment in the U.K. made sales growth in this market a challenge, even with the introduction of new products and distribution gains into smaller store formats with a major customer. We have adapted to this environment by redirecting a portion of our brand marketing support to emphasize the value of our products, accelerating the introduction of new products and working to achieve secondary placement of our brand in retail stores. Export sales into developing markets contributed to growth in 2011 and we had improved results in smaller markets such as Spain and Portugal, which experienced significant declines in 2010.

Consumer business sales in the Asia/Pacific region rose 22.5%. Favorable foreign exchange rates added 9.4% to sales, the impact of our new Kohinoor joint venture added 9.1% to sales, other increases in volume and product mix added 2.0% and pricing actions added 2.0%. Sales in China grew 10% in local currency during the year as a result of pricing actions, product introductions and new television advertising. Our business in Australia was unfavorably impacted by a challenging competitive environment, leading to a modest decline in 2011 sales when measured in local currency.

Consumer business operating income increased $26.0 million to $428.4 million, a 6.5% increase from 2010. The profit impact of higher sales and CCI savings were offset in part by increased material costs. We also funded an increased investment in brand marketing support which rose $15 million in 2011, including a $4 million increase that related to acquisitions. While we expect the 2011 acquisitions to be accretive to 2012 operating income, profit from these businesses had a minimal impact on 2011 operating income during a period of integration. In 2011, we recorded $10.9 million of transaction costs related to acquisitions completed in 2011, which lowered operating income margin by 0.5%. Operating income margin was 19.5% in 2011 compared to 20.1% in 2010.

Industrial Business

	2011	2010
Net sales	$1,497.7	$1,337.8
Percent growth	11.9%
Operating income	111.9	107.4
Operating income margin	7.5%	8.0%

Sales for the industrial business grew 11.9% from 2010, with higher volume and product mix adding 5.5% to sales. Pricing actions added 3.9% while favorable foreign exchange rates increased sales 2.5%.

In the Americas, industrial business sales rose 10.2%, with a 4.7% increase from favorable volume and product mix, 4.5% from pricing actions and 1.0% from favorable foreign exchange rates. Strong sales to food manufacturers were driven in part by the development of new products and increased demand for snack seasonings and ingredients, particularly in the U.S. and Mexico.

While sales to the foodservice industry were favorably impacted by product introductions, a number of our customers were impacted by the weak economy. Both food manufacturers and foodservice customers continue to have an interest in products that feature all natural ingredients, reduced sodium and other healthy attributes. These types of projects accounted for 40% of our product development activity in the U.S. during 2011.

In EMEA, industrial business sales rose 12.3%, with a 5.8% increase from favorable volume and product mix, 2.9% from pricing actions and 3.6% from favorable foreign exchange rates. As in 2010, demand from quick service restaurants was high and continues to be the key sales driver in this region. We had particular strength in the sales of products that we manufacture in our facilities in the U.K., Turkey and South Africa for these customers, and supported their expansion in Russia and the Middle East.

Industrial business sales in the Asia/Pacific region rose 22.0%. Favorable volume and product mix grew sales 10.7%, favorable foreign exchange rates added 9.0% and increased pricing actions added 2.3%. As in EMEA, sales to quick service restaurants were a source of strong growth in 2011. The rapid expansion of quick service restaurants in this region and our new product activity contributed to a 15% increase of industrial business sales in China when measured in local currency. We also supported the expansion of quick service restaurants into India, further adding to our sales growth in this region.

Industrial business operating income increased $4.5 million to $111.9 million, a 4.2% increase from 2010. The profit impact of higher sales and CCI cost savings were offset in part by increased material costs and an investment in our branded foodservice business with $5 million of incremental marketing support. The net effect of these items, along with our sales mix of products during 2011, led to a decline in industrial business operating income margin to 7.5% from 8.0% in 2011. Since 2005 we have improved the operating income margin of this business and expect to achieve further improvements in margin in a less volatile input cost environment and as a result of our development of more value-added, higher margin new products.

RESULTS OF OPERATIONS—2010 COMPARED TO 2009

	2010	2009
Net sales	$ 3,336.8	$3,192.1
Percent growth	4.5%

Sales for the fiscal year rose 4.5% from 2009 with strong growth in both the consumer and industrial businesses. New product introductions, brand marketing support and expanded distribution led to favorable volume and product mix, which combined, added 3.2% to sales. The impact of pricing was minimal in 2010, reducing sales 0.3%, while favorable foreign exchange rates increased sales 1.6%.

	2010	2009
Gross profit	$ 1,417.7	$ 1,327.2
Gross profit margin	42.5%	41.6%

In 2010, gross profit increased 6.8% and gross profit margin rose 90 basis points. A significant part of this improvement was due to our CCI program which lowered costs $54 million in 2010 of which $45 million improved gross profit. In addition, the industrial business continued to shift its mix of business toward more higher margin, value-added products.

Most raw and packaging material costs did not change significantly from 2009 through the first half of 2010. One exception was the lower cost of dairy ingredients which was passed through in lower pricing to industrial customers. In the second half of 2010, input costs began to increase and unfavorably impacted gross profit margin in the fourth quarter. Pricing actions were taken toward the end of the year and continued in 2011 to offset a portion of these increases.

	2010	2009
Selling, general & administrative expense (SG&A)	$ 907.9	$ 846.6
Percent of net sales	27.2%	26.6%

Selling, general and administrative expenses in total dollars and as a percentage of net sales increased in 2010 compared to 2009. The increases were mainly driven by incremental brand marketing support to invest in the growth of our leading brands, as well as higher retirement benefit costs. SG&A in 2009 included $7.5 million of expenses related to the bankruptcy of a U.K. foodservice distributor.

During 2010 we increased brand marketing support costs by $20.7 million or 14%. The increased funding supported the launch of Recipe Inspirations, Perfect Pinch® and other new products. We also drove sales with incremental spending behind our holiday cooking and baking advertising, support for the Zatarain’s brand and information regarding the antioxidant levels in many spices and herbs. The increase in retirement benefit costs was primarily due to changes in actuarial assumptions.

In 2005, we announced a restructuring program to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy and eliminate administrative redundancies. This restructuring program was completed in 2009. More details of the restructuring charges are discussed in note 10 of the financial statements.

	2010	2009
Interest expense	$ 49.3	$ 52.8
Other income, net	2.2	2.4

Lower total average debt outstanding, coupled with lower short-term interest rates, led to a favorable variance in interest expense in 2010 when compared to 2009. In 2010, we completed the pay down of debt from the 2008 Lawry’s acquisition, primarily with cash generated from operations.

	2010	2009
Income from consolidated operations before income taxes	$ 462.7	$ 416.5
Income taxes	118.0	133.0
Effective tax rate	25.5%	31.9%

The decrease in the tax rate in 2010 was due to a higher level of net discrete tax benefits, increased U.S. foreign tax credits and a favorable mix of earnings among our different foreign tax jurisdictions.

Discrete tax benefits in 2010 were $20.1 million compared to $3.6 million in 2009. The $20.1 million in 2010 is mainly due to a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures.

U.S. foreign tax credits increased as a result of a $108.5 million repatriation of cash from foreign subsidiaries in the fourth quarter of 2010. Due to the mix of foreign earnings related to this cash, the repatriation generated these tax credits.

In addition, see note 11 of the financial statements for a reconciliation of the U.S. federal statutory tax rate with the effective tax rate.

	2010	2009
Income from unconsolidated operations	$25.5	$16.3

Income from unconsolidated operations increased $9.2 million in 2010 compared to 2009. This increase was mainly due to the performance of our McCormick de Mexico joint venture, which experienced a double-digit sales increase over the prior year. Also, this joint venture benefited from lower soybean oil costs and favorable foreign currency exchange rates for 2010 compared to 2009. Soybean oil is a main ingredient for mayonnaise, which is the leading product for this joint venture. In addition, our other smaller joint ventures experienced good growth in both sales and income in 2010.

On average, in 2009 and 2010 we owned 50% of our unconsolidated joint ventures. These joint ventures had 2010 annual sales of $538 million (at 100% of these businesses) with many products marketed under the McCormick brand name. In 2010, sales by these joint ventures increased 12% and net income increased 49%.

We reported earnings per share of $2.75 in 2010 compared to $2.27 in 2009. The following table outlines the major components of the change in diluted earnings per share from 2009 to 2010:

2009 Earnings per share—diluted	$2.27
Increased operating income exclusive of restructuring charges	0.14
Decrease in tax rate	0.12
Reversal of significant tax accural	0.10
Lower restructuring charges	0.08
Higher income from unconsolidated operations	0.07
Lower interest expense	0.02
Effect of higher shares outstanding	(0.05)
2010 Earnings per share—diluted	$2.75

Consumer Business

	2010	2009
Net sales	$ 1,999.0	$ 1,911.2
Percent growth	4.6%
Operating income, excluding restructuring charges	402.4	397.9
Operating income margin, excluding restructuring charges	20.1%	20.8%

In our consumer business higher volume and product mix added 3.1% to sales, favorable foreign exchange rates increased sales 1.1% and higher pricing added 0.4% when compared to 2009.

In the Americas, consumer business sales rose 5.9%, primarily as a result of higher volume and product mix which rose 4.1%. Foreign exchange rates in this region increased sales 1.1% and pricing added 0.7%. Recipe Inspirations, Perfect Pinch and other new product introductions contributed to this sales growth. We also increased brand marketing support to build consumer awareness and trial of these new products, as well as to support our broader line of spices and seasonings and other flavorful products. As a result, sales of gourmet items, grilling items, extracts, Lawry’s products and Zatarain’s products were particularly strong in 2010. Distribution gains added to sales including new placement in a warehouse club retail channel in the U.S. and new distribution of Billy Bee® honey products in Canada. In the fourth quarter of 2010, sales growth of our products in the U.S. exceeded the increase in consumer purchases at retail by approximately 2%. We believe that customer purchases in advance of a late 2010 price increase contributed to this difference. As a result, we estimate that $10 million of sales shifted from the first quarter of 2011 into the fourth quarter of 2010.

In Europe, the Middle East and Africa (EMEA), consumer business sales declined 1.8%. Pricing decreased 1.0%, unfavorable foreign exchange rates reduced sales 0.5%, and unfavorable volume and product mix lowered sales 0.3%. Our largest markets, the U.K. and France, achieved an increase in volume and product mix with new products and marketing programs which supported products like Schwartz Flavourful seasoning mixes and Vahiné homemade dessert products. This growth was offset by declines in smaller markets, including Spain, Portugal, Italy, The Netherlands and Belgium, due in part to poor economies and competitive conditions in 2010. Consumer demand in these markets was weak, and retail customers lowered their inventory levels. In total, these smaller markets account for about 20% of EMEA sales.

Consumer business sales in the Asia/Pacific region rose 17.2%. Foreign exchange rates were favorable, adding 9.0% to sales. Favorable volume and product mix grew sales 7.9% and pricing added 0.3%. In China, we grew sales at a double-digit pace with the introduction of new products such as Thai Chili Sauce which takes advantage of our leadership position in bottled condiments. Sales also rose as we expanded distribution of our products beyond modern grocery stores and into wet markets, also known as “street” markets, which are frequently shopped by many Chinese consumers. Sales in Australia also rose at a double-digit rate, but in local currency were close to 2009’s result.

Consumer business operating income excluding restructuring charges increased 1.1% from 2009. The profit impact of higher sales and CCI cost savings, were largely offset by a $19 million increase in brand marketing support, as well as higher retirement benefit costs. Operating income margin was 20.1% in 2010. In the fourth quarter of 2010 there was a decline of operating income when compared to the fourth quarter of 2009, which was partially due to increasing commodity costs. We took pricing actions in late 2010 and early in fiscal year 2011 in response to these cost increases.

Industrial Business

	2010	2009
Net sales	$1,337.8	$1,280.9
Percent growth	4.4%
Operating income, excluding restructuring charges	107.4	85.2
Operating income margin, excluding restructuring charges	8.0%	6.7%

Sales for the industrial business grew 4.4% from 2009 with higher volume and product mix adding 3.3% to sales. Favorable foreign exchange rates increased sales 2.5% and lower pricing reduced sales 1.4%.

In the Americas, industrial business sales rose 1.8% with a 2.2% increase from favorable volume and product mix. This increase was primarily driven by increased demand by food manufacturers for new products in both the U.S. and Mexico. These customers were particularly interested in seasonings and other products with lower sodium, reduced fat content and simple ingredients. During 2010, sales to foodservice distributors, quick service restaurants and other foodservice customers were comparable to the prior year. The 2.2% increase in volume and product mix in 2010 was largely offset by the impact of reduced pricing as we passed through to our customers the lower cost of dairy ingredients. Foreign exchange rates in this region added 1.7% to sales.

In EMEA, industrial business sales rose 7.9%, led by a 4.4% increase from favorable volume and product mix. Higher demand from quick service restaurants reflected increased consumer traffic and new product wins. Sales of branded foodservice products were higher compared to a weak performance in 2009 when sales were disrupted by the bankruptcy of a major foodservice distributor in the U.K. Favorable foreign exchange rates increased sales 3.0% and pricing added 0.5%.

Industrial business sales in the Asia/Pacific region rose 16.2%. Favorable volume and product mix grew sales 9.3%. Quick service restaurants led the increase in this region driven by new store openings in China and new product introductions including beverage flavors and chicken marinades. Foreign exchange rates added 6.9% to the sales increase.

Industrial business operating income, excluding restructuring charges increased 26.1% from 2009. Higher sales and a shift to more higher margin, value-added products increased profit, as well as the impact of CCI cost savings. Also, in 2009 we recorded $7.5 million of costs related to the foodservice distributor bankruptcy in the U.K. These increases more than offset the higher retirement benefit costs in 2010. Industrial business operating income margin excluding restructuring charges rose 130 basis points to 8.0%.

NON-GAAP FINANCIAL MEASURES

The tables below include financial measures of operating income and diluted earnings per share excluding restructuring charges in 2009 and the benefit of a significant tax accrual in 2010. There were no adjustments to 2011 financial results. These are all non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. As of November 30, 2009 our restructuring program was completed.

In 2010 our discrete tax benefits included a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures. We are treating this $13.9 million discrete tax benefit as a non-GAAP adjustment to our diluted earnings per share. We are providing non-GAAP results that exclude the impact of this reversal as the item to which it relates was recorded as a restructuring charge, and it allows for a better comparison of 2010 financial results to the prior year and 2011.

These non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of these non-GAAP measures to GAAP financial results is provided below.

	$509.8	$509.8	$509.8
	2011	2010	2009
Operating income	$540.3	$509.8	$466.9
Impact of restructuring charges	–	—	16.2
Adjusted operating income	$540.3	$509.8	$483.1
% increase versus prior year	6.0%	5.5%	14.5%
Net income	$374.2	$370.2	$299.8
ReversaI of significant tax accrual	–	(13.9)	—
Impact of restructuring charges	–	—	10.9
Adjusted net income	$374.2	$356.3	$310.7
% increase versus prior year	5.0%	14.7%	10.2%
Earnings per share—diluted	$2.79	$2.75	$2.27
ReversaI of significant tax accrual	–	(0.10)	—
Impact of restructuring charges	–	—	0.08
Adjusted earnings per share—diluted	$2.79	$2.65	$2.35
% increase versus prior year	5.3%	12.8%	9.8%

LIQUIDITY AND FINANCIAL CONDITION

	$509.8aa	$509.8aa	$509.8aa
	2011	2010	2009
Net cash provided by operating activities	$340.0	$387.5	$415.8
Net cash used in investing activities	(537.5)	(129.7)	(81.8)
Net cash provided by (used in) financing activities	187.8	(261.1)	(341.8)

We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, make share repurchases when appropriate, increase our dividend and fund capital projects. In 2012 we expect to further pay down our debt incurred to fund 2011 acquisitions and resume our share repurchase activity in the absence of any acquisition activity.

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.

The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2011, the exchange rates for the Euro, Australian dollar and British pound sterling were slightly higher versus the U.S. dollar compared to 2010. Exchange rate fluctuations resulted in increases to trade accounts receivable of $4 million, inventory of $3 million, goodwill of $19 million and other comprehensive income of $4 million since November 30, 2010.

Operating Cash Flow– When 2011 is compared to 2010, the decrease in operating cash flow was driven by a higher level of inventory in 2011 as compared to last year. As we have moved into a higher cost environment, we have increased our strategic inventory positions in a number of spices and herbs, crops that do not have hedging options other than outright purchase. In addition to these higher levels of raw material, the cost of our raw material inventory has increased which increased the dollar value of our inventory. Acquisitions in 2011 have also added to a higher level of inventory. In summary, about one third of the inventory increase was due to strategic positions, one third due to the cost impact and about 15% related to acquisitions. These uses of operating cash were partially offset by a higher level of cash generated from improved net income in 2011. Our total pension contributions were $42.7 million in 2011 as compared to $49.5 million in 2010.

When 2010 is compared to 2009, the decrease in operating cash flow was driven by increases in inventory and trade accounts receivable. These were partially offset by a higher level of cash generated from improved net income and lower pension contributions in 2010. Our total pension contributions were $49.5 million in 2010 as compared to $72.3 million in 2009.

In addition to operating cash flow, we also use cash conversion cycle (CCC) to measure our working capital management. This metric is different than operating cash flow in that it uses average balances instead of specific point in time measures. CCC is a calculation of the number of days, on average, that it takes us to convert a cash outlay for resources, such as raw materials, to a cash inflow from collection of accounts receivable. Our goal is to lower our CCC over time. We calculate CCC as follows:

Days sales outstanding (average trade accounts receivable divided by average daily net sales) plus days in inventory (average inventory divided by average daily cost of goods sold) less days payable outstanding (average trade accounts payable divided by average daily cost of goods sold plus the average daily change in inventory).

The following table outlines our cash conversion cycle (in days) over the last three years:

	2011	2010	2009
Cash Conversion Cycle	86.2	77.3	80.1

The increase in CCC from 2010 to 2011 is largely due to an increase in our days in inventory. The decrease in CCC from 2009 to 2010 is mainly due to lower days sales outstanding. In the future we expect to reduce CCC by decreasing our days in inventory, as a result of a new inventory management system and related processes.

Investing Cash Flow– The changes in cash used in investing activities from 2009 to 2011 were primarily due to fluctuations in cash used for acquisition of businesses and joint venture interests in 2011 and 2010 with no acquisitions in 2009. We invested $441.4 million and $46.9 million in acquisitions and joint venture interests in 2011 and 2010, respectively. See note 2 of the financial statements for further details of these acquisitions. Capital expenditures were $96.7 million in 2011, $89.0 million in 2010 and $82.4 million in 2009. We expect 2012 capital expenditures to be in line with depreciation and amortization expense.

Financing Cash Flow– The change in cash flow used in financing activities in 2011 when compared to 2010 is primarily due to an increase in net borrowings. In 2011, we issued $250 million of 3.90% notes due 2021, with net cash proceeds received of $247.5 million. The net proceeds from this offering were used to fund in part our acquisition of Kamis. In 2011, we also increased our short-term borrowings by $216.7 million and repaid $100.0 million in long-term debt. In 2010 and 2009, we repaid borrowings of $114.0 million and $252.2 million, respectively. In 2010, we repaid short-term borrowings of $99.6 million and repaid $14.4 million in long-term debt. In 2009, we repaid $50.4 million of long-term debt as it became due and repaid short-term borrowings of $201.8 million.

The following table outlines the activity in our share repurchase programs (in millions):

	2011	2010	2009
Number of shares of common stock	1.9	2.0	—
Dollar amount	$89.3	$82.5	—

In June 2010, our Board of Directors authorized a new share repurchase program to purchase up to $400 million of our outstanding shares. In September 2010, we completed a $400 million share repurchase program authorized by the Board in June 2005. As of November 30, 2011, $270 million remained of the new share repurchase program. There were no shares repurchased during 2009 as we were continuing to repay debt incurred with the Lawry’s and Billy Bee acquisitions.

The common stock issued in 2011, 2010 and 2009 relates to our stock compensation plans.

Our dividend history over the past three years is as follows:

	2011		2010	2009
Total dividends paid	$148.	5	$138.2	$125.4
Dividends paid per share	1.12		1.04	0.96
Percentage increase per share	7.7%		8.3%	9.1%

In November 2011, the Board of Directors approved a 10.7% increase in the quarterly dividend from $0.28 to $0.31 per share. During the past five years, dividends per share have risen at a compound annual rate of 9.1%.

	2011	2010	2009
Debt-to-capital ratio	43.6%	37.6%	42.5%

The changes in the debt-to-capital ratio from 2009 to 2011 are mainly due to changes in our debt in conjunction with acquisition activity and subsequent pay downs of that debt. In 2008, we acquired Lawry’s and Billy Bee. During 2009 and 2010, the debt associated with these acquisitions was greatly reduced. In 2011, we increased our debt levels to help fund our Kamis, Kohinoor and Kitchen Basics acquisitions.

Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At year-end, we temporarily used $138.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2011 and 2010 were $344.0 million and $376.3 million, respectively. The total average debt outstanding for the years ended November 30, 2011 and 2010 was $1,261.5 million and $1,237.2 million, respectively.

In May and June 2011, we entered into a total of $200 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of fixed rate notes in July 2011. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $0.2 million simultaneous with the issuance of the notes at an all in effective fixed rate of 4.01% on the full $250 million of debt. The loss on these agreements is deferred in other comprehensive income and will be amortized to interest expense over the life of the notes. Hedge ineffectiveness of these agreements was not material. See notes 5 and 6 of the financial statements for further details of these transactions.

Credit and Capital Markets– Credit market conditions were volatile during 2009 but improved in 2010. During 2011 several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the credit and economic environment throughout the European Union. The following summarizes the more significant impacts on our business:

CREDIT FACILITIES– Cash flows from operating activities are our primary source of liquidity for funding growth, dividends and capital expenditures. In the second half of 2010 and in the first half of 2011, we also used this cash to make share repurchases. In 2009 and the first half of 2010, we used operating cash flow to pay down debt incurred in the Lawry’s acquisition and did not repurchase shares. In the second half of 2011, we used operating cash flow to help fund our 2011 acquisitions of Kamis, Kohinoor and Kitchen Basics. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements. Our major revolving credit facility has a total committed capacity of $600 million, which expires in 2016. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $54.6 million as of November 30, 2011. We engage in regular communication with all of the banks participating in our credit facility. During these communications none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See also note 5 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.

PENSION ASSETS– We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $42.7 million in 2011, $49.5 million in 2010 and $72.3 million in 2009. It is expected that the 2012 total pension plan contributions will be approximately $60 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all plans, approximately 67% of assets are invested in equities, 28% in fixed income investments and 5% in other investments. See also note 8 of the financial statements which provides details on our pension funding.

CUSTOMERS AND COUNTERPARTIES– See the subsequent section of this MD&A under Market Risk Sensitivity–Credit Risk.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

In 2011, we purchased the assets of Kitchen Basics, Inc., based in the U.S., for $40 million and the shares of Kamis S.A., based in Poland for $287 million. Both deals are consumer businesses and were financed with a combination of cash and debt. We also completed a joint venture with Kohinoor Foods Ltd. In India. We invested $113 million for an 85% interest in Kohinoor Speciality Foods India Private Limited, financed with a combination of cash and debt. This joint venture will be consolidated and included in our consumer business segment.

These three acquisitions added $52.6 million to sales and we recorded $10.9 million in transaction-related expenses in 2011. The impact on earnings per share, exclusive of the transaction- related expenses, was immaterial as profit from these three acquisitions was largely offset by costs to integrate these businesses. These acquisitions are expected to be accretive to earnings per share in 2012.

In 2010, we purchased a 26% non-controlling interest in Eastern Condiments Private Limited (Eastern), based in India, for $37.7 million in cash. We also purchased the assets of a consumer business in North America that sells Mexican food items for $11.5 million in cash.

See note 2 of the financial statements for further details of these acquisitions.

PERFORMANCE GRAPH—SHAREHOLDER RETURN

Below is a line graph comparing the yearly change in McCormick’s cumulative total shareholder return (stock price appreciation plus reinvestment of dividends) on McCormick’s Non-Voting Common Stock with (1) the cumulative total return of the Standard & Poor’s 500 Stock Price Index, assuming reinvestment of dividends, and (2) the cumulative total return of the Standard & Poor’s Packaged Foods & Meats Index, assuming reinvestment of dividends.

MARKET RISK SENSITIVITY

We utilize derivative financial instruments to enhance our ability to manage risk, including foreign exchange and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. The information presented below should be read in conjunction with notes 5 and 6 of the financial statements.

Foreign Exchange Risk– We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee, Swiss franc, Thai baht and the British pound sterling versus the Euro. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.

During 2011, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in France, the U.K., Canada and Australia. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.

The following table summarizes the foreign currency exchange contracts held at November 30, 2011. All contracts are valued in U.S. dollars using year-end 2011 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.

FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2011

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$16.5	1.43	$ 0.9
British pound sterling	U.S. dollar	8.7	1.62	0.3
Canadian dollar	U.S. dollar	23.2	1.01	0.8
Australian dollar	U.S. dollar	2.4	1.02	—
U.S. dollar	Thai baht	3.9	30.8	(0.1)
U.S. dollar	British pound sterling	47.1	1.55	0.5
British pound sterling	Euro	21.2	0.87	(0.2)

We have a number of smaller contracts with an aggregate notional value of $4.6 million to purchase or sell other currencies, such as the Swiss franc and the Singapore dollar as of November 30, 2011. The aggregate fair value of these contracts was $0.1 million at November 30, 2011.

Included in the table above are $47.7 million notional value of contracts that have durations of less than 7 days that are used to hedge short-term cash flow funding. Remaining contracts have durations of one to twelve months.

At November 30, 2010, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Thai baht with a notional value of $208.2 million, the majority of which matured in 2011. The aggregate fair value of these contracts was $(2.6) million at November 30, 2010.

Interest Rate Risk– Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2011 and 2010. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.

YEAR OF MATURITY AT NOVEMBER 30, 2011

	2012	2013	2014	2015	Thereafter	Total	Fair value
Debt
Fixed rate	$1.0	$252.0	$0.9	$200.0	$555.0	$1,008.9	$1,120.8
Average interest rate	4.13%	5.24%	4.13%	5.20%	5.14%	—	—
Variable rate	$221.4	$0.3	$0.4	$0.5	$6.3	$228.9	$228.9
Average interest rate	0.22%	7.83%	7.83%	7.83%	7.83%	—	—

YEAR OF MATURITY AT NOVEMBER 30, 2010

	2011	2012	2013	2014	Thereafter	Total	Fair value
Debt
Fixed rate	$100.0	—	$250.0	—	$505.0	$855.0	$950.5
Average interest rate	5.80%	—	5.25%	—	5.77%	—	—
Variable rate	$0.4	$0.3	$0.3	$0.4	$7.7	$9.1	$9.1
Average interest rate	8.69%	8.62%	8.62%	8.62%	8.62%	—	—

The table above displays the debt by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects. The fixed interest rate on $100 million of the 5.20% notes due in 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period. We issued $250 million of 5.75% notes due in 2017 in December 2007. Forward treasury lock agreements of $150 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 6.25%. We issued $250 million of 5.25% notes due in 2013 in September 2008. Forward treasury lock agreements of $100 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 5.54%. We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements of $200 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 4.01%.

Commodity Risk– We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, garlic, onion, capsicums (red peppers and paprika), soybean oil and wheat. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.

Credit Risk– The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We feel that the allowance for doubtful accounts properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2011:

CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$217.0	$217.0	—	—	—
Long-term debt	1,020.8	5.4	$253.6	$201.0	$560.8
Operating leases	111.8	24.9	38.2	22.4	26.3
Interest payments	315.6	50.6	87.2	69.9	107.9

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Raw material purchase obligations(a)	344.0	344.0	—	—	—
Electricity contracts	9.3	4.4	4.9	—	—
Other purchase obligations(b)	18.5	18.2	.3	—	—
Total contractual cash obligations	$2,037.0	$664.5	$384.2	$293.3	$695.0
(a)	Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.
(b)	Other purchase obligations primarily consist of advertising media commitments.

In 2012, our pension and postretirement contributions are expected to be approximately $60 million. Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.

COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.7	$ 0.7	—	—	—
Standby and trade letters of credit	53.6	53.6	—	—	—
Total commercial commitments	$54.3	$54.3	—	—	—

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of November 30, 2011 and 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of the financial statements for further details of these impacts.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are in the following areas:

Customer Contracts

In several of our major geographic markets, the consumer business sells our products by entering into annual or multi-year customer contracts. These contracts include provisions for items such as sales discounts, marketing allowances and performance incentives. These items are expensed based on certain estimated criteria such as sales volume of indirect customers, customers reaching anticipated volume thresholds and marketing spending. We routinely review these criteria and make adjustments as facts and circumstances change.

Goodwill and Intangible Asset Valuation

We review the carrying value of goodwill and non-amortizable intangible assets and conduct tests of impairment on an annual basis as described below. We also test for impairment if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. We test indefinite-lived intangible assets for impairment if events or changes in circumstances indicate that the asset might be impaired.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

Goodwill Impairment

Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2011, we had $1,694.2 million of goodwill recorded in our balance sheet ($1,550.7 million in the consumer segment and $143.5 million in the industrial segment). Our testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.

Indefinite-lived Intangible Asset Impairment

Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a discounted cash flow model or relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. As of November 30, 2011, we had $277.0 million of brand name assets and trademarks recorded in our balance sheet and none of the balances exceed their estimated fair values. We intend to continue to support our brand names.

Below is a table which outlines the book value of our major brand names and trademarks as of November 30, 2011:

Zatarain’s	$106.4
Kamis*	55.2
Lawry’s	48.0
Kohinoor*	27.3
Simply Asia/Thai Kitchen	18.7
Other*	21.4
Total	$277.0

*Based on preliminary purchase price allocations at November 30, 2011.

Income Taxes

We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time which will result in changes to the original estimate. Income tax expense for 2011 includes $2.6 million of adjustments from the reconciliation of prior year tax estimates to actual tax filings. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions. We evaluate our uncertain tax positions in accordance with the U.S. GAAP guidance for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Management has recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.

Pension and Postretirement Benefits

Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2012 pension and postretirement benefit expense by approximately $16 million. A 1% increase or decrease in the expected return on plan assets would impact 2012 pension expense by approximately $7 million. In addition, see the preceding sections of MD&A and note 8 of the financial statements for a discussion of these assumptions and the effects on the financial statements.

Stock-Based Compensation

We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of stock, dividend yield and risk-free interest rate. Our valuation methodology and significant assumptions used are disclosed in note 9 of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” and in note 6 of the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on our estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Business Ethics Policy. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets periodically with members of management, the internal auditors and the independent auditors to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent auditors and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2011.

Our internal control over financial reporting as of November 30, 2011 has been audited by Ernst & Young LLP.

Alan D. Wilson

Chairman, President & Chief Executive Officer

Gordon M. Stetz, Jr.

Executive Vice President & Chief Financial Officer

Kenneth A Kelly, Jr.

Senior Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

McCormick & Company, Incorporated

We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2011 and 2010 and the related consolidated income statements, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2011, and our report dated January 27, 2012 expressed an unqualified opinion thereon.

Baltimore, Maryland

January 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements

The Board of Directors and Shareholders of

McCormick & Company, Incorporated

We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2011 and 2010, and the related consolidated income statements, statements of shareholders’ equity, and cash flow statements for each of the three years in the period ended November 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2012 expressed an unqualified opinion thereon.

Baltimore, Maryland

January 27, 2012

CONSOLIDATED INCOME STATEMENT

for the year ended November 30 (millions except per share data)	2011	2010		2009
Net sales	$3,697.6	$3,336.	8	$3,192.1
Cost of goods sold	2,175.1	1,919.1		1,864.9
Gross profit	1,522.5	1,417.7		1,327.2
Selling, general and administrative expense	982.2	907.9		846.6
Restructuring charges	—	–		13.7
Operating income	540.3	509.8		466.9
Interest expense	51.2	49.3		52.8
Other income, net	2.3	2.2		2.4
Income from consolidated operations before income taxes	491.4	462.7		416.5
Income taxes	142.6	118.0		133.0
Net income from consolidated operations	348.8	344.7		283.5
Income from unconsolidated operations	25.4	25.5		16.3
Net income	$374.2	$370.2		$299.8
Earnings per share–basic	$ 2.82	$ 2.79		$ 2.29
Earnings per share–diluted	$ 2.79	$ 2.75		$ 2.27

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

at November 30 (millions)	2011	2010
Assets
Cash and cash equivalents	$ 53.9	$ 50.8
Trade accounts receivable, less allowances of $4.5 for 2011 and $2.9 for 2010	427.0	386.7
Inventories	613.7	477.6
Prepaid expenses and other current assets	128.3	100.8
Total current assets	1,222.9	1,015.9
Property, plant and equipment, net	523.1	488.0
Goodwill	1,694.2	1,417.4
Intangible assets, net	350.0	232.5
Investments and other assets	297.6	265.9
Total assets	$4,087.8	$3,419.7
Liabilities
Short-term borrowings	$217.0	$ 0.2
Current portion of long-term debt	5.4	100.2
Trade accounts payable	366.6	302.7
Other accrued liabilities	404.3	431.7
Total current liabilities	993.3	834.8
Long-term debt	1,029.7	779.9
Other long-term liabilities	446.3	342.3
Total liabilities	2,469.3	1,957.0
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2011–12.4 shares, 2010–12.5 shares	303.5	282.7
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2011–120.5 shares, 2010–120.6 shares	518.4	473.8
Retained earnings	838.8	700.9
Accumulated other comprehensive loss	(59.0)	(3.7)
Non-controlling interests	16.8	9.0
Total shareholders’ equity	1,618.5	1,462.7
Total liabilities and shareholders’ equity	$4,087.8	$3,419.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT

for the year ended November 30 (millions)	2011	2010	2009
Operating activities
Net income	$374.2	$370.2	$299.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.3	95.1	94.3
Stock-based compensation	13.0	11.9	12.7
Loss (gain) on sale of assets	0.8	(0.1)	0.3
Deferred income taxes	38.0	10.5	24.0
Income from unconsolidated operations	(25.4)	(25.5)	(16.3)
Changes in operating assets and liabilities:
Trade accounts receivable	(8.6)	(38.2)	45.8
Inventories	(111.3)	(26.8)	15.6
Trade accounts payable	49.3	10.5	3.4
Other assets and liabilities	(104.5)	(38.1)	(74.7)
Dividends received from unconsolidated affiliates	16.2	18.0	10.9
Net cash provided by operating activities	340.0	387.5	415.8
Investing activities
Acquisitions of businesses and joint venture interests	(441.4)	(46.9)	–
Capital expenditures	(96.7)	(89.0)	(82.4)
Proceeds from sale of property, plant and equipment	0.6	6.2	0.6
Net cash used in investing activities	(537.5)	(129.7)	(81.8)
Financing activities
Short-term borrowings, net	216.7	(99.6)	(201.8)
Long-term debt borrowings	252.0	–	–
Long-term debt repayments	(101.1)	(14.4)	(50.4)
Proceeds from exercised stock options	58.0	73.6	35.8
Common stock acquired by purchase	(89.3)	(82.5)	–
Dividends paid	(148.5)	(138.2)	(125.4)
Net cash provided by (used in) financing activities	187.8	(261.1)	(341.8)
Effect of exchange rate changes on cash and cash equivalents	12.8	14.6	8.4
Increase in cash and cash equivalents	3.1	11.3	0.6
Cash and cash equivalents at beginning of year	50.8	39.5	38.9
Cash and cash equivalents at end of year	$ 53.9	$ 50.8	$ 39.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non- Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2008	12.3	117.8	$581.8	$425.4	$48.1	$7.5	$1,062.8
Comprehensive income:
Net income				299.8			299.8
Net income attributable to non-controlling interest						0.6	0.6
Currency translation adjustment					187.0	0.8	187.8
Change in derivative financial instruments, net of tax of $1.8					(4.6)		(4.6)
Unrealized components of pension plans, net of tax of $55.8					(121.4)		(121.4)

Comprehensive income							362.2

Dividends				(128.5)			(128.5)
Adjustment for new pension accounting				(1.5)			(1.5)
Stock-based compensation			12.7				12.7
Shares retired	(0.1)	–	(3.1)	(3.7)			(6.8)
Shares issued, including tax benefit of $7.2	1.3	0.5	42.6				42.6
Equal exchange	(1.2)	1.2					–
Balance, November 30, 2009	12.3	119.5	$634.0	$591.5	$109.1	$8.9	$1,343.5

Comprehensive income:
Net income				370.2			370.2
Net income attributable to non-controlling interest						0.6	0.6
Currency translation adjustments					(108.5)	0.1	(108.4)
Change in derivative financial instruments, net of tax of $1.2					(0.1)		(0.1)
Unrealized components of pension plans, net of tax of $3.6					(4.2)		(4.2)

Comprehensive income							258.1

Dividends				(141.3)			(141.3)
Dividends attributable to non-controlling interest						(0.6)	(0.6)
Stock-based compensation			11.9				11.9
Shares purchased and retired	(1.5)	(2.3)	(38.8)	(119.5)			(158.3)
Shares issued, including tax benefit of $17.5	3.8	1.3	149.4				149.4
Equal exchange	(2.1)	2.1					–
Balance, November 30, 2010	12.5	120.6	$756.5	$700.9	$(3.7)	$9.0	$1,462.7
Comprehensive income:
Net income				374.2			374.2
Net income attributable to non-controlling interest						0.8	0.8
Currency translation adjustments					(3.9)	(4.3)	(8.2)
Change in derivative financial instruments, net of tax of $1.0					2.8		2.8
Unrealized components of pension plans, net of tax of $26.8					(54.2)		(54.2)

Comprehensive income							315.4

Non-controlling interest of acquired business						11.9	11.9
Dividends				(152.5)			(152.5)
Dividends attributable to non-controlling interest						(0.6)	(0.6)

(millions)	Common Stock Shares	Common Stock Non- Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total Shareholders’ Equity
Stock-based compensation			13.0				13.0
Shares purchased and retired	(0.3)	(1.8)	(12.6)	(83.8)			(96.4)
Shares issued, including tax benefit of $12.5	1.4	0.5	65.0				65.0
Equal exchange	(1.2)	1.2					–
Balance, November 30, 2011	12.4	120.5	$821.9	$838.8	$(59.0)	$16.8	$1,618.5

  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of our majority-owned or controlled subsidiaries and affiliates. Intercompany transactions have been eliminated. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Accordingly, our share of net income or loss of unconsolidated affiliates is included in net income.

Use of Estimates

Preparation of financial statements that follow accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual amounts could differ from these estimates.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard or average costs which approximate the first-in, first-out costing method.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting. The estimated useful lives range from 20 to 40 years for buildings and 3 to 12 years for machinery, equipment and computer software. Repairs and maintenance costs are expensed as incurred.

We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $17.3 million of software during the year ended November 30, 2011, $13.3 million during the year ended November 30, 2010 and $20.1 million during the year ended November 30, 2009.

Goodwill and Other Intangible Assets

We review the carrying value of goodwill and indefinite-lived intangible assets and conduct tests of impairment on an annual basis as described below. We also test goodwill for impairment if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount and test indefinite-lived intangible assets for impairment if events or changes in circumstances indicate that the asset might be impaired. Separable intangible assets that have finite useful lives are amortized over those lives.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.

Goodwill Impairment

Our reporting units used to assess potential goodwill impairment are the same as our business segments. We calculate fair value of a reporting unit by using a discounted cash flow model and then compare that to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value.

Indefinite-lived Intangible Asset Impairment

Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a discounted cash flow model or relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.

Revenue Recognition

We recognize revenue when we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed and collectability is reasonably assured. We reduce revenue for estimated product returns, allowances and price discounts based on historical experience and contractual terms.

Trade allowances, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Revenue is recorded net of trade allowances.

Trade accounts receivable are amounts billed and currently due from customers. We have an allowance for doubtful accounts to reduce our receivables to their net realizable value. We estimate the allowance for doubtful accounts based on our history of collections and the aging of our receivables.

Shipping and Handling

Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $89.4 million, $77.7 million and $73.5 million for 2011, 2010 and 2009, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $58.1 million, $52.7 million and $48.9 million for 2011, 2010 and 2009, respectively.

Brand Marketing Support

Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $187.3 million, $167.2 million and $146.5 million for 2011, 2010 and 2009, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include consumer promotions, point of sale materials and sampling programs. Advertising costs include the development, production and communication of advertisements through print, television, radio, digital and in-store displays. These advertisements are expensed in the period in which they first run. Advertising expense was $77.2 million, $71.7 million and $63.8 million for 2011, 2010 and 2009, respectively.

Recently Issued Accounting

Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This standard simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new pronouncement is effective for goodwill impairment tests performed for our fiscal year 2013. Early adoption is permitted. We have not currently elected to early adopt this standard. We do not expect the adoption of this standard to have a significant impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This new accounting pronouncement is effective for our first quarter of 2013 and we do not expect any material impact on our financial statements from adoption.

In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It became effective for our acquisitions made after November 30, 2009. One of the major effects of the new standard is that transaction-related expenses are no longer capitalized as part of a business combination and are expensed as incurred. We have applied this standard to our acquisitions made in fiscal year 2010 and 2011 and have disclosed the amount of transaction-related expenses recorded in our income statement in note 2.

2.  ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits.

In July 2011, we purchased the assets of Kitchen Basics, Inc. (Kitchen Basics) for $40.0 million, financed with a combination of cash and debt. Kitchen Basics sells a brand of ready-to-serve, shelf stable stock in North America with annual sales of approximately $25 million at the time of the acquisition. Kitchen Basics is included in our consumer business segment from the date of acquisition. A preliminary valuation of the assets of Kitchen Basics resulted in $6.5 million allocated to tangible net assets, $8.6 million allocated to other intangible assets and $24.9 million allocated to goodwill.

In September 2011, we entered into a joint venture with Kohinoor Foods Ltd. in India whereby we invested $113 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited (Kohinoor), financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment from the date of acquisition. Kohinoor sells branded basmati rice and other food products in India and had annual sales of approximately $85 million at the time of the formation of the joint venture. A preliminary valuation of the assets for Kohinoor resulted in $5.9 million allocated to tangible net assets, $48.9 million allocated to other intangible assets, $70.1 million allocated to goodwill and $11.9 million allocated to non-controlling interests.

In September 2011, we also purchased all of the outstanding shares of Kamis S.A. (Kamis), which produces and sells branded spices, seasonings and mustards in Poland. Kamis also distributes products into Russia and parts of Central and Eastern Europe and had annual net sales of approximately $105 million at the time of acquisition. The purchase price was $287.1 million, which was financed with a combination of cash and debt. Kamis is included in our consumer business segment from the date of acquisition. A preliminary valuation of the assets for Kamis resulted in $42.4 million allocated to tangible net assets, $77.8 million allocated to other intangible assets and $166.9 million allocated to goodwill.

These three acquisitions added $52.6 million to sales in 2011. Excluding costs related to the completion of the transactions, the impact on earnings per share in 2011 from these acquisitions was not material.

In November 2010, we completed our purchase of a 26% non-controlling interest in Eastern Condiments Private Limited (Eastern) in cash for a total cost of $37.7 million. Eastern, based in India, sells branded spices, seasonings and other related food products in India and the Middle East.

In September 2010, we purchased the assets of Caamacosta, Inc. (Caamacosta) for $11.5 million in cash. This business operates in North America and is included in our consumer segment from the date of acquisition. Caamacosta packages, distributes and sells spices, herbs, chilies, corn husks and other Mexican food items under the El Bravo brand. The valuation of the assets for Caamacosta resulted in $0.5 million being allocated to tangible net assets, $1.9 million allocated to other amortizable intangible assets and $9.1 million allocated to goodwill.

During the year ended November 30, 2011, we recorded $10.9 million in transaction-related expenses associated with the acquisitions completed in 2011 in selling, general and administrative expenses in our income statement. For the year ended November 30, 2010, we recorded $0.1 million in transaction-related expenses associated with acquisitions completed in that year.

The unaudited proforma combined historical results, as if Kohinoor and Kamis had been acquired at the beginning of fiscal 2011 and 2010 are estimated to be:

(millions, except per share data)	2011	2010
Net sales	$3,839.1	$3,537.4
Net income	383.1	381.5
Earnings per share—diluted	2.85	2.83

The proforma results include amortization of certain intangible assets and interest expense on debt assumed to finance the acquisitions based on the purchase price paid in 2011. These proforma results are not adjusted for changes in the business that will take place subsequent to our acquisition of these businesses. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they indicative of future consolidated results.

Proforma financial information for the acquisitions of Kitchen Basics, Eastern and Caamacosta has not been presented because the financial impact is not material.

3.  GOODWILL AND INTANGIBLE ASSETS

The following table displays intangible assets as of November 30, 2011 and 2010:

	2011		2010
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Finite-lived intangible assets	$ 82.8	$21.1	$ 50.8	$17.7
Indefinite-lived intangible assets:
Goodwill	1,694.2		1,417.4
Brand names	277.0		188.8
Trademarks	11.3		10.6
	1,982.5		1,616.8
Total goodwill and intangible assets	$2,065.3	$21.1	$1,667.6	$17.7

Intangible asset amortization expense was $3.3 million, $3.5 million and $1.3 million for 2011, 2010 and 2009, respectively. At November 30, 2011, finite-lived intangible assets had a weighted-average remaining life of approximately 15 years.

The changes in the carrying amount of goodwill by segment for the years ended November 30, 2011 and 2010 were as follows:

	2011		2010
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,273.3	$144.1	$1,334.5	$145.2
Goodwill acquired	261.9	–	9.1	—
Foreign currency fluctuations	15.5	(0.6)	(70.3)	(1.1)
End of year	$1,550.7	$143.5	$1,273.3	$144.1

4.  INVESTMENTS IN AFFILIATES

Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2011	2010	2009
Net sales	$708.5	$538.3	$480.6
Gross profit	238.7	205.2	163.8
Net income	57.2	51.6	34.6
Current assets	$272.0	$245.2	$190.7
Noncurrent assets	86.5	81.5	54.1
Current liabilities	113.2	105.9	96.3
Noncurrent liabilities	32.1	26.5	9.6

Our share of undistributed earnings of unconsolidated affiliates was $81.2 million at November 30, 2011. Royalty income from unconsolidated affiliates was $16.1 million, $14.5 million and $12.8 million for 2011, 2010 and 2009, respectively.

Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V.

5.  FINANCING ARRANGEMENTS

Our outstanding debt is as follows:

(millions)	2011		2010
Short-term borrowings
Commercial paper	$216.0		—
Other	1.0		$ 0.2
	$217.0		$ 0.2
Weighted-average interest rate of short-term borrowings at year-end	0.2%		8.8%

Long-term debt
5.80% notes due 2011	–		$100.	0
5.25% notes due 2013(1)	$250.0		250.0
5.20% notes due 2015(2)	200.0		200.0
5.75% notes due 2017(3)	250.0		250.0
3.90% notes due 2021(4)	250.0		—
7.63%–8.12% notes due 2024	55.0		55.0
Other	15.8		8.9
Unamortized discounts and fair value adjustments	14.3		16.2
	1,035.	1	880.1
Less current portion	5.4		100.2
	$1,029.	7	$779.9

(1)	Interest rate swaps, settled upon the issuance of these notes in 2008, effectively fixed the interest rate on the $250 million notes at a weighted- average fixed rate of 5.54%.
(2)	The fixed interest rate on $100 million of the 5.20% notes due in 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period (our effective rate as of November 30, 2011 was 0.30%).
(3)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively fixed the interest rate on the $250 million notes at a weighted- average fixed rate of 6.25%.
(4)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively fixed the interest rate on the $250 million notes at a weighted- average fixed rate of 4.01%.

Maturities of long-term debt during the years subsequent to November 30, 2012 are as follows (in millions):

2013	$252.3
2014	1.3
2015	200.5
2016	0.5
Thereafter	560.8

In July 2011, we issued $250 million of 3.90% notes due 2021, with net cash proceeds received of $247.5 million. Interest is payable semiannually in arrears in January and July of each year. Of these notes, $200 million were subject to interest rate hedges as further disclosed in note 6. The net proceeds from this offering were used to fund, in part, our acquisition of Kamis in 2011.

We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2011, we entered into a new five-year $600 million revolving credit facility. The new facility expires in June 2016 and replaced our previous $500 million revolving credit facility, which was due to expire in July 2012. The pricing for this new credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program and we have $384 million of capacity at November 30, 2011, after $216 million was used to support issued commercial paper. In addition, we have several uncommitted lines which have a total unused capacity at November 30, 2011 of $54.6 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee and annual commitment fees at November 30, 2011 and 2010 were $0.4 million.

Rental expense under operating leases (primary buildings and equipment) was $31.9 million in 2011, $27.3 million in 2010 and $26.8 million in 2009. Future annual fixed rental payments for the years ending November 30 are as follows (in millions):

2012	$24.9
2013	20.6
2014	17.6
2015	13.5
2016	8.9
Thereafter	26.3

At November 30, 2011, we had guarantees outstanding of $0.7 million with terms of one year or less. At November 30, 2011 and 2010, we had outstanding letters of credit of $53.6 million and $28.7 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $19.9 million at November 30, 2011.

6.  FINANCIAL INSTRUMENTS

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

Foreign Currency

We are potentially exposed to foreign currency fluctuations affecting net investments, transactions and earnings denominated in foreign currencies. We selectively hedge the potential effect of these foreign currency fluctuations by entering into foreign currency exchange contracts with highly-rated financial institutions.

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in other comprehensive income is also recognized in cost of goods sold. Gains and losses from hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.

At November 30, 2011, we had foreign currency exchange contracts to purchase or sell $127.6 million of foreign currencies versus $208.2 million at November 30, 2010. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2011, we had $47.7 million of notional contracts that have durations of less than 7 days that are used to hedge short-term cash flow funding. The remaining contracts have durations of one to twelve months.

Interest Rates

We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

In May and June 2011, we entered into a total of $200 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of fixed rate notes in July 2011. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $0.2 million simultaneous with the issuance of the notes at an effective fixed rate of 4.01% on the full $250 million of debt. The loss on these agreements is deferred in other comprehensive income and will be amortized to interest expense over the ten-year life of the notes. Hedge ineffectiveness of these agreements was not material.

In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus .05%. We designated these swaps, which expire in December 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% medium-term notes due 2015 that we issued in December 2005. Any unrealized gain or loss on these swaps will be offset by a corresponding increase or decrease in the value of the hedged debt. No hedge ineffectiveness is recognized as the interest rate swaps qualify for the “shortcut” treatment as defined under U.S. Generally Accepted Accounting Principles.

The following tables disclose the derivative instruments on our balance sheet as of November 30, 2011 and 2010, which are all recorded at fair value:

As of November 30, 2011:

(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$18.9	–	–	–
Foreign exchange contracts	Other current assets	97.4	2.7	Other accrued liabilities	$ 30.2	$0.4
Total			$21.6			$0.4

As of November 30, 2010:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$19.2	–	–	–
Foreign exchange contracts	Other current assets	4.5	0.2	Other accrued liabilities	$203.7	$2.8
Total			$19.4			$2.8

The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2011, 2010 and 2009:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2011	2010	2009
Interest rate contracts	Interest expense	$4.9	$4.9	$4.1

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2011	2010	2009		2011	2010	2009
Terminated interest rate contracts	–	—	—	Interest expense	$(1.4)	$(1.4)	$(1.4)
Foreign exchange contracts	$(0.4)	$(0.9)	$(3.0)	Cost of goods sold	(3.4)	(0.1)	5.3
Total	$(0.4)	$(0.9)	$(3.0)		$(4.8)	$(1.5)	$ 3.9

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of other comprehensive income expected to be reclassified into income in the next 12 months is a $0.2 million increase to earnings.

Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at November 30, 2011 and 2010 were as follows:

	2011		2010
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$ 71.4	$ 71.4	$ 65.8	$ 65.8
Long-term debt	1,035.1	1,136.6	880.1	959.4
Derivatives related to:
Interest rates (assets)	18.9	18.9	19.2	19.2
Foreign currency (assets)	2.7	2.7	0.2	0.2
Foreign currency (liabilities)	0.4	0.4	2.8	2.8

Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.

Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $59.7 million and $54.6 million at November 30, 2011 and 2010, respectively.

Concentrations of Credit Risk

The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. We are potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. Because we have a large and diverse customer base with no single customer accounting for a significant percentage of trade accounts receivable, there was no material concentration of credit risk in these accounts at November 30, 2011. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

7.  FAIR VALUE MEASUREMENTS

Fair value can be measured using valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis at November 30, 2011 and 2010 are as follows:

	0000000000	0000000000	0000000000	0000000000
		Fair value measurements using fair value hierarchy as of November 30, 2011
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53.9	$53.9	–	–
Insurance contracts	59.1	–	$59.1	–
Bonds & other long-term investments	12.3	12.3	–	–
Interest rate derivatives	18.9	–	18.9	–
Foreign currency derivatives	2.7	–	2.7	–
Total	$146.9	$66.2	$80.7	–
Liabilities
Foreign currency derivatives	$ 0.4	–	$ 0.4	–
Total	$ 0.4	–	$ 0.4	–

	0000000000	0000000000	0000000000	0000000000
		Fair value measurements using fair value hierarchy as of November 30, 2010
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$50.8	$50.8	–	–
Insurance contracts	52.8	–	$52.8	–
Bonds & other long-term investments	13.0	13.0	–	–
Interest rate derivatives	19.2	–	19.2	–
Foreign currency derivatives	0.2	–	0.2	–
Total	$136.0	$63.8	$72.2	–
Liabilities
Foreign currency derivatives	$ 2.8	–	$ 2.8	–
Total	$ 2.8	–	$ 2.8	–

The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate and foreign currency derivatives are based on values for similar instruments using models with market based inputs.

8.  EMPLOYEE BENEFIT AND RETIREMENT PLANS

We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor 401(k) retirement plans in the U.S. and contribute to government-sponsored retirement plans in locations outside the U.S. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees.

In 2011, we modified our U.S. defined benefit pension plan. Any new employee hired in the U.S. after December 31, 2011 will participate in a new defined contribution retirement plan rather than our existing defined benefit pension plan. The new employees will receive an annual contribution equal to 3% of their salary and bonus. The defined benefit pension plan for existing employees as of December 31, 2011 will not be impacted by these changes.

Included in accumulated other comprehensive income at November 30, 2011 was $351.2 million ($236.0 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $18.2 million ($12.4 million net of tax) of actuarial losses, net of prior service credit in net periodic pension and postretirement benefit expense during 2012.

Defined Benefit Pension Plans

The significant assumptions used to determine benefit obligations are as follows:

	United States		International
	2011	2010	2011	2010
Discount rate—funded plan	5.5%	6.0%	5.1%	5.6%
Discount rate—unfunded plan	5.4%	5.8%	–	—
Salary scale	3.8%	3.8%	3.0–3.8%	3.0–3.8%
Expected return on plan assets	8.3%	8.3%	7.2%	7.2%

Annually, we undertake a process, with the assistance of our external investment consultants, to evaluate the appropriate projected rates of return to use for our pension plans’ assumptions. We engage our investment consultant’s research team to develop capital market assumptions for each asset category in our plans to project investment returns into the future. The specific methods used to develop expected return assumptions vary by asset category. We adjust the outcomes for the fact that plan assets are invested with actively managed funds and subject to tactical asset reallocation.

Our pension expense was as follows:

	United States			International
(millions)	2011	2010	2009	2011	2010	2009
Service cost	$ 15.1	$ 12.8	$ 8.4	$ 6.2	$ 5.6	$ 4.7
Interest costs	30.3	29.2	27.9	12.5	11.5	10.3
Expected return on plan assets	(34.1)	(32.0)	(28.0)	(15.8)	(13.7)	(11.7)
Amortization of prior service costs	0.1	0.1	—	0.7	0.3	0.3
Recognized net actuarial loss	13.3	11.8	1.0	2.2	1.5	—
Other	–	—	—	0.3	0.1	—
	$ 24.7	$ 21.9	$ 9.3	$ 6.1	$ 5.3	$ 3.6

Rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$ 515.6	$ 478.5	$223.7	$203.3
Service cost	15.1	12.8	6.2	5.6
Interest costs	30.3	29.2	12.5	11.5
Employee contributions	–	—	1.7	1.6
Plan changes and other	–	—	1.4	(0.2)
Actuarial loss	47.1	14.3	13.6	12.2
Benefits paid	(19.6)	(19.2)	(8.8)	(7.8)
Expenses paid	–	—	(0.6)	(0.6)
Net transfers in	–	—	–	4.6
Foreign currency impact	–	—	1.4	(6.5)
Benefit obligation at end of year	$ 588.5	$ 515.6	$251.1	$223.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 383.3	$ 335.5	$199.2	$178.1
Actual return on plan assets	8.1	36.8	8.3	13.1
Employer contributions	29.1	30.2	13.6	19.3
Employee contributions	–	—	1.7	1.6
Benefits paid	(19.6)	(19.2)	(8.8)	(7.8)
Expenses paid	–	—	(0.6)	(0.6)
Net transfers in	–	—	–	1.2
Foreign currency impact	–	—	1.5	(5.7)
Fair value of plan assets at end of year	$ 400.9	$ 383.3	$214.9	$199.2
Funded status	$ (187.6)	$(132.3)	$ (36.2)	$ (24.5)
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$ 530.4	$ 455.8	$144.2	$126.0
Fair value of plan assets	400.9	383.3	121.6	109.7

Included in the U.S. in the preceding table is a benefit obligation of $72.4 million and $63.0 million for 2011 and 2010, respectively, related to a nonqualified defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon employees’ years of service and compensation. The accrued liability related to this plan was $67.7 million and $57.9 million as of November 30, 2011 and 2010, respectively. The assets related to this plan are held in a rabbi trust and accordingly have not been included in the preceding table. These assets were $52.1 million and $49.2 million as of November 30, 2011 and 2010, respectively.

Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2011	2010	2011	2010
Prepaid pension cost	–	—	$3.0	$1.3
Accrued pension liability	$187.6	$132.3	39.2	25.8
Deferred income tax assets	97.1	74.3	16.2	14.4
Accumulated other comprehensive loss	161.2	124.3	71.6	54.1

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation for the U.S. pension plans was $530.4 million and $455.8 million as of November 30, 2011 and 2010, respectively. The accumulated benefit obligation for the international pension plans was $225.3 million and $203.6 million as of November 30, 2011 and 2010, respectively.

The investment objectives of the defined benefit pension plans are to provide assets to meet the current and future obligations of the plans at a reasonable cost to us. The goal is to optimize the long-term return across the portfolio of investments at a moderate level of risk. Higher-returning assets include mutual, co-mingled and other funds comprised of equity securities, utilizing both active and passive investment styles. These more volatile assets are balanced with less volatile assets, primarily mutual, co-mingled and other funds comprised of fixed income securities. Professional investment firms are engaged to provide advice on the selection and monitoring of investment funds, and to provide advice on the allocation of plan assets across the various fund managers. This advice is based in part on the duration of each plan’s liability as some of our plans are active while others are frozen. The investment return performances are evaluated quarterly against specific benchmark indices and against a peer group of funds of the same asset classification.

Our allocations of U.S. pension plan assets as of November 30, 2011 and 2010, by asset category, were as follows:

	Actual		2011 Target
Asset Category	2011	2010
Equity securities	66.2%	67.3%	70%
Fixed income securities	26.4%	26.5%	25%
Other	7.4%	6.2%	5%
Total	100.0%	100.0%	100%

The allocations of the international pension plans’ assets as of November 30, 2011 and 2010, by asset category, were as follows:

	Actual		2011
Asset Category	2011	2010	Target
Equity securities	54.8%	55.0%	54%
Fixed income securities	45.2%	44.3%	46%
Other	0.0%	0.7%	0%
Total	100.0%	100.0%	100%

The following tables set forth by level, within the fair value hierarchy as described in note 7, pension plan assets at their fair value as of November 30, 2011 and 2010 for the United States and international plans:

As of November 30, 2011	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$ 5.4	$ 5.4	–	–
Equity securities:
U.S. equity securities(a)	196.3	81.2	$115.1	–
International equity securities(b)	69.1	69.1	–	–
Fixed income securities:
U.S./government/ corporate bonds(c)	65.2	65.2	–	–
High yield bonds(d)	23.0	–	23.0	–
International/government/ corporate bonds(e)	16.3	16.3	–	–
Insurance contracts(f)	1.0	–	1.0	–
Other types of investments:
Hedge fund of funds(g)	19.8	–	–	$19.8
Private equity funds(h)	4.8	–	–	4.8
Total investments	$400.9	$237.2	$139.1	$24.6

As of November 30, 2011	International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$0.1	$0.1	–	–
International equity securities(b)	117.8	–	$117.8	–
Fixed income securities:
U.S./government/ corporate bonds(c)	78.9	–	78.9	–
Insurance contracts(f)	18.1	–	18.1	–
Total investments	$214.9	$0.1	$214.8	–

As of November 30, 2010	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$1.5	$1.5	—	—
Equity securities:
U.S. equity securities(a)	190.9	79.2	$111.7	—
International equity securities(b)	67.1	67.1	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	63.4	63.4	—	—
High yield bonds(d)	21.1	—	21.1	—
International/government/ corporate bonds(e)	16.2	16.2	—	—
Insurance contracts(f)	1.0	—	1.0	—
Other types of investments:
Hedge fund of funds(g)	18.9	—	—	$18.9
Private equity funds(h)	3.2	—	—	3.2
Total investments	$383.3	$227.4	$133.8	$22.1

As of November 30, 2010		International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$ 1.4	$1.4	—	—
International equity securities(b)	109.7	—	$109.7	—
Fixed income securities:
U.S./government/ corporate bonds(c)	70.7	—	70.7	—
Insurance contracts(f)	17.4	—	17.4	—
Total investments	$199.2	$1.4	$197.8	—

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.
(b)	This category comprises international equity funds with varying benchmark indices.
(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.
(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.
(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.
(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.
(g)	This category comprises hedge fund of funds investing in strategies represented in the HFRI Fund of Funds Index.
(h)	This category comprises private equity, venture capital and limited partnerships.

The change in fair value of the plans’ Level 3 assets for 2011 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized (losses) gains	Net, purchases and sales	End of year
Hedge fund of funds	$18.9	$0.6	$ (0.3)	$0.6	$19.8
Private equity funds	3.2	0.2	0.5	0.9	4.8
Total	$22.1	$0.8	$ 0.2	$1.5	$24.6

The change in fair value of the plans’ Level 3 assets for 2010 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains	Net, purchases and sales	End of year
Hedge fund of funds	$16.3	—	$0.6	$2.0	$18.9
Private equity funds	2.2	—	0.1	0.9	3.2
Total	$18.5	—	$0.7	$2.9	$22.1

The value for the Level 3 hedge fund of funds’ assets is determined by an administrator using financial statements of the underlying funds or estimates provided by fund managers. The value for the Level 3 private equity funds’ assets is determined by the general partner or the general partner’s designee. In addition, for the plans’ Level 3 assets we engage an independent advisor to compare the funds’returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets in this category.

Equity securities in the U.S. plan included McCormick stock with a fair value of $22.2 million (0.5 million shares and 5.6% of total U.S. pension plan assets) and $20.0 million (0.5 million shares and 5.2% of total U.S. pension plan assets) at November 30, 2011 and 2010, respectively. Dividends paid on these shares were $0.5 million and $0.5 million in 2011 and in 2010, respectively.

Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. plans for the next 10 fiscal years will be as follows:

(millions)	United States expected payments
2012	$ 21.3
2013	22.8
2014	24.6
2015	27.2
2016	29.1
2017–2021	181.5

It is anticipated that future benefit payments for the international plans for the next 10 fiscal years will be as follows:

(millions)	International expected payments
2012	$ 7.4
2013	7.9
2014	8.6
2015	9.4
2016	10.6
2017–2021	67.1

In 2012, we expect to contribute approximately $49 million to our U.S. pension plans and approximately $12 million to our international pension plans.

401(k) Retirement Plans

For the U.S. McCormick 401(k) Retirement Plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. Certain of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $7.0 million, $6.8 million and $6.5 million in 2011, 2010 and 2009, respectively.

At the participant’s election, 401(k) retirement plans held 2.8 million shares of McCormick stock, with a fair value of $134.3 million, at November 30, 2011. Dividends paid on these shares in 2011 were $3.1 million.

Postretirement Benefits Other Than Pensions

We currently provide postretirement medical and life insurance benefits to certain U.S. employees who were covered under the active employees’ plan and retire after age 55 with at least 5 years of service. The subsidy provided under these plans is based primarily on age at date of retirement. These benefits are not pre-funded but paid as incurred. Employees hired after December 31, 2008 are not eligible for a company subsidy. They are eligible for coverage on an access-only basis.

Our other postretirement benefit expense follows:

(millions)	2011	2010	2009
Service cost	$3.8	$5.0	$3.1
Interest costs	4.5	5.0	6.7
Amortization of prior service costs	(5.9)	(5.5)	(3.6)
Amortization of losses/(gains)	0.7	1.3	(0.3)
Special termination benefits	0.3	—	(0.3)
Postretirement benefit expense	$3.4	$5.8	$5.6

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$101.	8	$102.2
Service cost	3.8	5.0
Interest costs	4.5	5.0
Employee contributions	1.8	2.9
Medicare prescription subsidy	0.5	0.4
Plan amendments	–	(3.3)
Demographic assumptions change	4.1	—
Other plan assumptions	(0.8)	(3.2)
Trend rate assumption change	–	0.5
Discount rate change	(4.2)	4.0
Special termination benefits	0.3	—
Actuarial gain	(4.6)	(2.9)
Benefits paid	(7.9)	(8.8)
Benefit obligation at end of year	$99.3	$101.8
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	—
Employer contributions	$ 5.6	$ 5.5
Employee contributions	1.8	2.9
Medicare prescription subsidy	0.5	0.4
Benefits paid	(7.9)	(8.8)
Fair value of plan assets at end of year	–	—
Other postretirement benefit liability	$(99.3)	$(101.8)

Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2012	$ 6.8	$1.1	$ 7.9
2013	7.2	1.1	8.3
2014	7.3	1.1	8.4
2015	7.3	1.2	8.5
2016	7.3	1.2	8.5
2017–2021	36.4	6.5	42.9

The assumed discount rate was 5.2% and 4.7% for 2011 and 2010, respectively.

For 2012, the assumed annual rate of increase in the cost of covered health care benefits is 8.4% (9.0% last year).

It is assumed to decrease gradually to 5.0% in the year 2019 (5.0% in 2018 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the benefit obligation and the total of service and interest cost components for 2011.

9.  STOCK-BASED COMPENSATION

We calculate and record compensation expense on the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards are calculated at their fair value on the date of grant. The resulting compensation expense is recorded in the income statement ratably over the shorter of the period until vested or the employee’s retirement eligibility date. For employees eligible for retirement on the date of grant, compensation expense is recorded immediately.

For all grants, the amount of compensation expense to be recorded is adjusted for an estimated forfeiture rate which is based on historical data.

Total stock-based compensation expense for 2011, 2010 and 2009 was $13.0 million, $11.9 million and $12.7 million, respectively. Total unrecognized stock-based compensation expense at November 30, 2011 was $10.4 million and the weighted-average period over which this will be recognized is 1.2 years.

We have two types of stock-based compensation awards; restricted stock units (RSUs) and stock options. Below, we have summarized the key terms and methods of valuation for our stock-based compensation awards.

RSUs

RSUs are valued at the market price of the underlying stock on the date of grant. Substantially all of the RSUs vest over a two-year term or upon retirement and are expensed ratably over that period.

A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2011		2010		2009
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	289	$35.42	353	$32.40	370	$36.78
Granted	133	47.40	177	38.36	223	29.89
Vested	(183)	34.04	(238)	33.15	(237)	36.27
Forfeited	(6)	40.91	(3)	32.71	(3)	32.67
Outstanding—end of year	233	$43.23	289	$35.42	353	$32.40

Stock Options

Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options granted vest ratably over a four-year period or upon retirement and are exercisable over a ten-year period. Upon exercise of the option, shares would be issued from our authorized and unissued shares.

The fair value of the options are estimated using a lattice option pricing model which uses the assumptions in the table below. We believe the lattice model provides a better estimated fair value of our options as it uses a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is an output of the option pricing model and estimates the period of time that options are expected to remain unexercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The per share weighted-average fair value for all options granted was $7.99, $6.88 and $5.04 in 2011, 2010 and 2009, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2011	2010	2009
Risk-free interest rates	0.1–3.5%	0.2–3.8%	0.2–2.7%
Dividend yield	2.4%	2.7%	3.2%
Expected volatility	15.2–22.2%	20.4–24.2%	24.9%
Expected lives	6.4 years	6.2 years	6.2 years

Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2011		2010		2009
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	7.4	$32.01	11.3	$29.45	11.9	$28.33
Granted	1.0	47.40	1.0	38.39	1.2	29.89
Exercised	(1.7)	29.35	(4.8)	27.25	(1.7)	20.89
Forfeited	(0.1)	30.08	(0.1)	33.97	(0.1)	35.71
End of year	6.6	34.98	7.4	32.01	11.3	29.45
Exercisable—end of year	4.2	$32.26	5.2	$30.86	9.5	$28.97

As of November 30, 2011, the intrinsic value (the difference between the exercise price and the market price) for the options outstanding was $90.1 million and for options exercisable was $69.8 million. The total intrinsic value of all options exercised during the years ended November 30, 2011, 2010 and 2009 was $32.4 million, $63.9 million and $21.9 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2011 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price
$21.28–$28.43	0.7	0.9	$22.02	0.7	0.9	$22.02
$28.44–$35.58	2.3	4.7	30.43	1.7	3.8	30.62
$35.59–$42.73	2.6	5.7	38.23	1.8	4.7	38.20
$42.74–$49.88	1.0	9.3	47.40	—	—	—
	6.6	5.3	$34.98	4.2	3.6	$32.26

10.  RESTRUCTURING ACTIVITIES

In November 2005, the Board of Directors approved a restructuring plan to consolidate our global manufacturing, rationalize our distribution facilities, improve our go-to-market strategy, eliminate administrative redundancies and rationalize our joint venture partnerships. From 2005 through 2009, we recorded total pre-tax charges of $128.7 million for this program.

As of November 30, 2009 this restructuring program was completed.

The following is a summary of restructuring activities for 2009:

(millions)	2009
Pre-tax restructuring charges
Other restructuring charges	$13.7
Recorded in cost of goods sold	2.5
Reduction in operating income	16.2
Income tax effect	(5.3)
Reduction in net income	$10.9

In 2009, we recorded $8.2 million of severance costs, primarily associated with the reduction of administrative personnel in Europe and the planned closure of a manufacturing facility in The Netherlands. In addition, we recorded $2.5 million of other exit costs and $5.5 million for asset write-downs related to The Netherlands plant closure. The asset write-downs were for accelerated depreciation and inventory write-offs.

The business segment components of the restructuring charges recorded in 2009 are as follows:

(millions)	2009
Consumer	$12.3
Industrial	3.9
Total restructuring charges	$16.2

11. INCOME TAXES

The provision for income taxes consists of the following:

(millions)	2011	2010	2009
Income taxes
Current
Federal	$76.5	$78.0	$83.4
State	10.5	10.6	10.9
International	17.6	18.9	14.7
	104.6	107.5	109.0
Deferred
Federal	32.0	9.4	24.5
State	4.1	2.1	2.7
International	1.9	(1.0)	(3.2)
	38.0	10.5	24.0
Total income taxes	$142.6	$118.0	$133.0

The components of income from consolidated operations before income taxes follow:

(millions)	2011	2010	2009
Pretax income
United States	$338.7	$357.4	$338.3
International	152.7	105.3	78.2
	$491.4	$462.7	$416.5

A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.9	1.8	2.1
International tax at different effective rates	(7.0)	(4.4)	(4.0)
U.S. tax on remitted and unremitted earnings	0.2	(1.6)	0.4
U.S. manufacturing deduction	(1.6)	(1.3)	(0.8)
Changes in prior year tax contingencies	(0.1)	(3.8)	(0.4)
Other, net	0.6	(0.2)	(0.4)
Total	29.0%	25.5%	31.9%

Deferred tax assets and liabilities are comprised of the following:

(millions)	2011	2010
Deferred tax assets
Employee benefit liabilities	$152.3	$127.5
Other accrued liabilities	16.6	24.6
Inventory	14.6	9.5
Net operating and capital loss carryforwards	22.8	24.2
Other	18.7	20.0
Valuation allowance	(26.6)	(22.9)
	198.4	182.9
Deferred tax liabilities
Depreciation	49.9	41.4
Intangible assets	145.3	114.0
Other	7.6	5.7
	202.8	161.1
Net deferred tax (liability) asset	$ (4.4)	$ 21.8

At November 30, 2011, our non-U.S. subsidiaries have tax loss carryforwards of $115.8 million, of which $12.5 million are from the excess tax benefits related to stock-based compensation deductions which will increase equity once the benefit is realized through a reduction of income taxes payable. Of these carryforwards, $33.7 million expire through 2015, $36.6 million from 2016 through 2024 and $45.5 million may be carried forward indefinitely.

At November 30, 2011, our non-U.S. subsidiaries have capital loss carryforwards of $5.9 million. All of these carryforwards may be carried forward indefinitely.

At November 30, 2011, we have tax credit carryforwards of $7.1 million, which expire in 2020.

A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $3.7 million net increase in the valuation allowance was mainly due to an additional valuation allowance related to losses generated in 2011 which may not be realized in future periods.

U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $864.0 million at November 30, 2011.

The total amount of unrecognized tax benefits as of November 30, 2011 and November 30, 2010 were $33.2 million and $20.7 million, respectively. If recognized, all of these tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30, 2011, 2010 and 2009:

(millions)	2011	2010	2009
Balance at beginning of year	$20.7	$31.2	$28.6
Additions for current year tax positions	10.3	5.1	3.7
Additions for prior year tax positions	6.5	3.4	1.7
Reductions for prior year tax positions	(3.1)	(2.6)	(3.6)
Settlements	–	(0.6)	—
Statute expirations	(1.2)	(15.8)	—
Foreign currency translation	–	—	0.8
Balance at November 30,	$33.2	$20.7	$31.2

In 2010, the $15.8 million of statute expirations is mainly composed of a $13.9 million reserve reversal that was originally recorded based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures.

We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $0.6 million, interest and penalty income of $2.2 million, and interest and penalty expense of $0.7 million for the years ended November 30, 2011, 2010 and 2009, respectively. As of November 30, 2011 and 2010, we had accrued $1.7 million and $1.2 million, respectively, of interest and penalties related to unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits varies depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2006. In 2010, the Internal Revenue Service commenced an examination of our U.S. income tax return for the tax years 2007 and 2008. We are also under normal recurring tax audits in several of our major operations outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, and the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the period of resolution.

12.  EARNINGS PER SHARE

The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30, 2011, 2010 and 2009 follows:

(millions)	2011	2010	2009
Average shares outstanding—basic	132.7	132.9	130.8
Effect of dilutive securities:
Stock options/RSUs	1.6	1.8	1.5
Average shares outstanding—diluted	134.3	134.7	132.3

The following table sets forth the stock options and RSUs for the years ended November 30, 2011, 2010 and 2009 which were not considered in our earnings per share calculation since they were antidilutive.

(millions)	2011	2010	2009
Antidilutive securities	0.5	0.6	4.4

13.  CAPITAL STOCK

Holders of Common Stock have full voting rights except that (1) the voting rights of persons who are deemed to own beneficially 10% or more of the outstanding shares of Common Stock are limited to 10% of the votes entitled to be cast by all holders of shares of Common Stock regardless of how many shares in excess of 10% are held by such person; (2) we have the right to redeem any or all shares of stock owned by such person unless such person acquires more than 90% of the outstanding shares of each class of our common stock; and (3) at such time as such person controls more than 50% of the vote entitled to be cast by the holders of outstanding shares of Common Stock, automatically, on a share-for-share basis, all shares of Common Stock Non-Voting will convert into shares of Common Stock.

Holders of Common Stock Non-Voting will vote as a separate class on all matters on which they are entitled to vote. Holders of Common Stock Non-Voting are entitled to vote on reverse mergers and statutory share exchanges where our capital stock is converted into other securities or property, dissolution of the Company and the sale of substantially all of our assets, as well as forward mergers and consolidation of the Company.

14.  COMMITMENTS AND CONTINGENCIES

During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2011 and 2010, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

Business Segments

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahiné”, “Schwartz”, “Club House”, “Kamis” and “Koohinor”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.

In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.

We measure segment performance based on operating income excluding restructuring charges from our restructuring programs as this activity is managed separately from the business segment. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Therefore, asset-related information has been disclosed in the aggregate.

We have a large number of customers for our products. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2011, 10% of consolidated sales in 2010 and 11% of consolidated sales in 2009. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2011, 2010 and 2009. Accounting policies for measuring segment operating income and assets are consistent with those described in note 1. Because of integrated manufacturing for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Inter-segment sales are not material. Corporate assets include cash, deferred taxes, investments and certain fixed assets.

Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2011
Net sales	$2,199.9	$1,497.7	$3,697.6	–	$3,697.6
Operating income	428.4	111.9	540.3	–	540.3
Income from unconsolidated operations	20.5	4.9	25.4	–	25.4
Goodwill	1,550.7	143.5	1,694.2	–	1,694.2
Assets	–	–	3,895.6	$192.2	4,087.8
Capital expenditures	–	–	74.8	21.9	96.7
Depreciation and amortization	–	–	76.2	22.1	98.3
2010
Net sales	$1,999.0	$1,337.8	$3,336.8	—	$3,336.8
Operating income	402.4	107.4	509.8	—	509.8
Income from unconsolidated operations	20.2	5.3	25.5	—	25.5
Goodwill	1,273.2	144.2	1,417.4	—	1,417.4
Assets	—	—	3,211.8	$207.9	3,419.7
Capital expenditures	—	—	66.1	22.9	89.0
Depreciation and amortization	—	—	75.4	19.7	95.1
2009
Net sales	$1,911.2	$1,280.9	$3,192.1	—	$3,192.1
Operating income excluding restructuring charges	397.9	85.2	483.1	—	483.1
Income from unconsolidated operations	12.1	4.2	16.3	—	16.3
Goodwill	1,334.5	145.2	1,479.7	—	1,479.7
Assets	—	—	3,207.4	$180.4	3,387.8
Capital expenditures	—	—	64.4	18.0	82.4
Depreciation and amortization	—	—	77.8	16.5	94.3

A reconciliation of operating income excluding restructuring charges (which we use to measure segment profitability) to operating income is as follows:

(millions)	Total
2009
Operating income, excluding restructuring charges	$483.1
Less: Restructuring charges	16.2
Operating income	$466.9

Geographic Areas

We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2011
Net sales	$2,220.8	$770.8	$706.0	$3,697.6
Long-lived assets	1,284.1	968.3	314.9	2,567.3
2010
Net sales	$2,041.3	$681.8	$613.7	$3,336.8
Long-lived assets	1,240.9	690.3	206.7	2,137.9
2009
Net sales	$1,981.5	$671.0	$539.6	$3,192.1
Long-lived assets	1,230.0	778.3	198.5	2,206.8

Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

16.  SUPPLEMENTAL FINANCIAL STATEMENT DATA

Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2011	2010
Inventories
Finished products	$268.8	$234.1
Raw materials and work-in-process	344.9	243.5
	$613.7	$477.6
Prepaid expenses	$17.8	$13.6
Other current assets	110.5	87.2
	$128.3	$100.8
Property, plant and equipment
Land and improvements	$39.2	$29.5
Buildings	306.9	282.6
Machinery and equipment	620.6	567.6
Software	257.0	244.3
Construction-in-progress	45.5	39.3
Accumulated depreciation	(746.1)	(675.3)
	$523.1	$488.0
Investments and other assets
Investments in affiliates	$130.5	$121.2
Long-term investments	71.4	65.8
Prepaid allowances	36.0	24.0
Other assets	59.7	54.9
	$297.6	$265.9
Other accrued liabilities
Payroll and employee benefits	$135.5	$139.5
Sales allowances	128.1	138.8
Other	140.7	153.4
	$404.3	$431.7
Other long-term liabilities
Pension	$223.8	$154.7
Postretirement benefits	91.0	92.9
Deferred taxes	71.5	48.5
Income taxes payable	34.9	21.9
Other	25.1	24.3
	$446.3	$342.3

(millions)	2011	2010	2009
Depreciation	$ 58.1	$ 54.0	$ 56.0
Software amortization	24.4	25.0	24.8
Interest paid	49.6	49.3	54.3
Income taxes paid	103.5	83.2	107.1

(millions)	2011	2010
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$180.9	$184.7
Unrealized gain (loss) on foreign currency exchange contracts	1.1	(0.7)
Unamortized value of settled interest rate swaps	(5.0)	(5.9)
Pension and other postretirement costs	(236.0)	(181.8)
	$(59.0)	$(3.7)

Dividends paid per share were $1.12 in 2011, $1.04 in 2010 and $0.96 in 2009.

17.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2011
Net sales	$782.8	$883.7	$920.4	$1,110.7
Gross profit	328.2	350.7	364.5	479.1
Operating income	110.6	109.3	128.4	192.0
Net income	76.8	73.6	92.0	131.7
Basic earnings per share	0.58	0.56	0.69	0.99
Diluted earnings per share	0.57	0.55	0.69	0.98
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.28	0.28	0.28	0.28
Market price—Common Stock
High	47.50	50.21	50.85	49.85
Low	44.30	47.10	44.00	45.05
Market price—Common Stock Non-Voting
High	47.71	50.50	51.00	50.03
Low	44.20	46.96	43.98	44.93
2010
Net sales	$764.5	$798.3	$794.6	$ 979.5
Gross profit	310.2	326.7	334.8	446.0
Operating income	100.8	97.5	126.0	185.4
Net income	67.9	66.2	102.4	133.6
Basic earnings per share	0.51	0.50	0.77	1.00
Diluted earnings per share	0.51	0.49	0.76	0.99
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.26	0.26	0.26	0.26
Market price—Common Stock
High	37.71	39.75	40.89	48.00
Low	35.72	37.23	37.69	40.38
Market price—Common Stock Non-Voting
High	37.76	39.77	40.90	44.81
Low	35.56	37.33	37.53	40.36

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

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2011 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and “Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On January 24, 2012, the Board of Directors approved amendments to our By-Laws. The amendments, among other things, provide that executive officers of the Company are elected by the Board of Directors, while the President may appoint and remove other officers of the Company.

The remaining amendments to the By-Laws are minor in nature and are designed to update our By-Laws and conform with standard practices. These additional amendments, among other things,

•	Provide that the executive officers of the Company are the President and any other officer determined by the Board of Directors to be an executive officer.

•	Provide that certain officers may also be considered executive officers and that certain executive officers may also serve as the chief operating officer.

This description is qualified in its entirety by reference to the text of the amended and restated By-Laws filed as an Exhibit to this Report, which are incorporated herein by reference.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.

In addition to the executive officers described in the 2012 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: W. Geoffrey Carpenter, Kenneth A. Kelly, Jr., Cecile K. Perich and Michael R. Smith.

Mr. Carpenter is 59 years old and, during the last five years, has held the following positions with McCormick: December 2008 to present–Vice President, General Counsel & Secretary; April 1996 to December 2008–Associate General Counsel & Assistant Secretary.

Mr. Kelly is 57 years old and, during the last five years, has held the following positions with McCormick: April 2008 to present–Senior Vice President & Corporate Controller; February 2000 to April 2008--Vice President & Corporate Controller.

Ms. Perich is 60 years old and, during the last five years, has held the following positions with McCormick: April 2010 to present–Senior Vice President–Human Relations; January 2007 to April 2010–Vice President–Human Relations; January 1997 to January 2007–Vice President–Human Relations, U.S. Industrial Group.

Mr. Smith is 47 years old and, during the last five years, has held the following positions with McCormick: September 2011 to present–Vice President–Treasury and Investor Relations; April 2005 to September 2011–Vice President–Finance & Administration, U.S. Consumer.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2012 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2012 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2012 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

List of documents filed as part of this Report.

1.  Consolidated Financial Statements

The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Report of Ernst & Young LLP dated January 27, 2012, are included herein in Part II, Item 8.

2. Consolidated Financial Statement Schedule

Included in Part IV of this Annual Report:

Supplemental Financial Schedule:

II–Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

3.  Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, McCormick has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman, President & Chief	January 27, 2012
	Alan D. Wilson	Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman, President & Chief	January 27, 2012
	Alan D. Wilson	Executive Officer

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief	January 27, 2012
	Gordon M. Stetz, Jr.	Financial Officer

Principal Accounting Officer:

By:	/s/ KENNETH A. KELLY, JR.	Senior Vice President &	January 27, 2012
	Kenneth A. Kelly, Jr.	Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ JOHN P. BILBREY	January 27, 2012
John P. Bilbrey

/s/ JAMES T. BRADY	January 27, 2012
James T. Brady

/s/ J. MICHAEL FITZPATRICK	January 27, 2012
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 27, 2012
Freeman A. Hrabowski, III

/s/ PATRICIA LITTLE	January 27, 2012
Patricia Little

/s/ MICHAEL D. MANGAN	January 27, 2012
Michael D. Mangan

/s/ MARGARET M.V. PRESTON	January 27, 2012
Margaret M.V. Preston

/s/ GEORGE A. ROCHE	January 27, 2012
George A. Roche

/s/ GORDON M. STETZ, JR.	January 27, 2012
Gordon M. Stetz, Jr.

/s/ WILLIAM E. STEVENS	January 27, 2012
William E. Stevens

/s/ ALAN D. WILSON	January 27, 2012
Alan D. Wilson

Supplemental Financial Schedule II Consolidated

McCORMICK & COMPANY, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended November 30, 2011:
Allowance for doubtful receivables	$2.9	$1.1	$1.7	$ (1.2)	$ 4.5
Valuation allowance on net deferred tax assets	22.9	5.2	0.9	(2.4)	26.6
	$25.8	$6.3	$2.6	$ (3.6)	$31.1
Deducted from asset accounts:
Year ended November 30, 2010:
Allowance for doubtful receivables	$4.5	—	$(0.2)	$(1.4)	$2.9
Valuation allowance on net deferred tax assets	20.5	$4.7	(1.8)	(0.5)	22.9
	$25.0	$4.7	$(2.0)	$(1.9)	$25.8
Deducted from asset accounts:
Year ended November 30, 2009:
Allowance for doubtful receivables	$4.6	$8.2	$0.5	$(8.8)	$4.5
Valuation allowance on net deferred tax assets	7.5	7.9	5.1	—	20.5
	$12.1	$16.1	$5.6	$(8.8)	$25.0

EXHIBIT INDEX

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on January 24, 2012	Filed herewith

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003.

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(v)	Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

	(vi)	Form of 5.20% notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vii)	Form of 5.75% notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

		Exhibit Number	Description

	(ix)	Form of 3.90% notes due 2021, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(10)		Material contracts

	(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

	(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

	(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

	(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(v)	1999 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 1999, File No. 0-748, as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.*

	(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

		Exhibit Number	Description

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(21)		Subsidiaries of McCormick	Filed herewith

(23)		Consents of experts and counsel	Filed herewith

(31)		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

(32)		Section 1350 Certifications	Filed herewith

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.**

	*	Management contract or compensatory plan or arrangement.

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

McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis.