Form 10-Q
period 2012-02-29
MCCORMICK & CO INC
filed 2012-04-02
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 29, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding February 29, 2012
Common Stock	12,499,734
Common Stock Non-Voting	120,098,737

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three Months Ended
	February 29, 2012	February 28, 2011

Net sales	$906.7	$782.8
Cost of goods sold	551.4	454.6

Gross profit	355.3	328.2

Selling, general and administrative expense	242.8	217.6

Operating income	112.5	110.6

Interest expense	13.5	12.2
Other income, net	0.9	0.5

Income from consolidated operations before income taxes	99.9	98.9

Income taxes	30.0	30.0

Net income from consolidated operations	69.9	68.9

Income from unconsolidated operations	4.6	7.9

Net income	$74.5	$76.8

Earnings per common share – basic	$0.56	$0.58

Average shares outstanding – basic	133.1	132.9

Earnings per common share – diluted	$0.55	$0.57

Average shares outstanding – diluted	134.5	134.6

Cash dividends paid per common share	$0.31	$0.28

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	February 29, 2012	February 28, 2011	November 30, 2011
	(unaudited)	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$54.4	$40.6	$53.9
Trade accounts receivables, net	381.1	326.8	427.0
Inventories
Finished products	279.4	272.8	268.8
Raw materials and work-in-process	361.0	272.1	344.9

	640.4	544.9	613.7
Prepaid expenses and other current assets	116.9	103.3	128.3

Total current assets	1,192.8	1,015.6	1,222.9

Property, plant and equipment	1,294.0	1,199.0	1,269.2
Less: accumulated depreciation	(770.6)	(707.6)	(746.1)

Total property, plant and equipment, net	523.4	491.4	523.1

Goodwill, net	1,697.4	1,455.1	1,694.2
Intangible assets, net	355.0	234.1	350.0
Investments and other assets	311.1	281.4	297.6

Total assets	$4,079.7	$3,477.6	$4,087.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$281.2	$94.2	$217.0
Current portion of long-term debt	1.9	100.3	5.4
Trade accounts payable	342.3	286.8	366.6
Other accrued liabilities	334.5	325.4	404.3

Total current liabilities	959.9	806.7	993.3

Long-term debt	1,028.7	775.7	1,029.7
Other long-term liabilities	398.5	318.7	446.3

Total liabilities	2,387.1	1,901.1	2,469.3

Shareholders’ Equity
Common stock	306.5	288.1	303.5
Common stock non-voting	534.4	483.9	518.4
Retained earnings	869.0	731.3	838.8
Accumulated other comprehensive (loss) income	(35.6)	64.1	(59.0)
Non-controlling interest	18.3	9.1	16.8

Total shareholders’ equity	1,692.6	1,576.5	1,618.5

Total liabilities and shareholders’ equity	$4,079.7	$3,477.6	$4,087.8

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Three months ended
	February 29, 2012	February 28, 2011

Cash flows from operating activities
Net income	$74.5	$76.8
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	25.8	23.7
Stock-based compensation	2.6	2.1
Income from unconsolidated operations	(4.6)	(7.9)
Changes in operating assets and liabilities	(76.3)	(119.1)
Dividends from unconsolidated affiliates	0.5	1.3

Net cash flow provided by (used in) operating activities	22.5	(23.1)

Cash flows from investing activities
Capital expenditures	(15.1)	(14.2)
Proceeds from sale of property, plant and equipment	0.2	—

Net cash flow used in investing activities	(14.9)	(14.2)

Cash flows from financing activities
Short-term borrowings, net	64.2	93.6
Long-term debt repayments	(4.2)	—
Proceeds from exercised stock options	14.4	17.1
Common stock acquired by purchase	(42.3)	(50.3)
Dividends paid	(41.4)	(37.2)

Net cash flow (used in) provided by financing activities	(9.3)	23.2

Effect of exchange rate changes on cash and cash equivalents	2.2	3.9

Increase (decrease) in cash and cash equivalents	0.5	(10.2)
Cash and cash equivalents at beginning of period	53.9	50.8

Cash and cash equivalents at end of period	$54.4	$40.6

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented.

The results of consolidated operations for the three month period ended February 29, 2012 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The increase in net sales, net income and cash flow from operations in the second half of the year is mainly due to the consumer business cycle, where customers typically purchase more products in the fourth quarter due to the holiday season.

For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Accounting and Disclosure Changes

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This new accounting pronouncement is effective for our first quarter of 2013. Early adoption is permitted, however we have not currently elected to early adopt this standard. We do not expect any material impact on our financial statements from adoption.

2.	ACQUISITIONS

In July 2011, we purchased the assets of Kitchen Basics, Inc. (Kitchen Basics) for $40.0 million, financed with a combination of cash and debt. Kitchen Basics sells a brand of ready-to-serve, shelf stable stock in North America with annual sales of approximately $25 million at the time of the acquisition. Kitchen Basics is included in our consumer business segment from the date of acquisition. As of February 29, 2012, a preliminary valuation of the assets of Kitchen Basics resulted in $7.3 million allocated to tangible net assets, $8.0 million allocated to other intangible assets and $24.7 million allocated to goodwill.

In September 2011, we entered into a joint venture with Kohinoor Foods Ltd. in India whereby we invested $113 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited (Kohinoor), financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment from the date of acquisition. Kohinoor sells branded basmati rice and other food products in India and had annual sales of approximately $85 million at the time of the formation of the joint venture. As of February 29, 2012, a preliminary valuation of the assets for Kohinoor resulted in $5.9 million allocated to tangible net assets, $48.9 million allocated to other intangible assets, $70.1 million allocated to goodwill and $11.9 million allocated to non-controlling interests.

In September 2011, we also purchased all of the outstanding shares of Kamis S.A. (Kamis), which produces and sells branded spices, seasonings and mustards in Poland. Kamis also distributes products into Russia and parts of Central and Eastern Europe and had annual net sales of approximately $105 million at the time of acquisition. The purchase price was $287.1 million, which was financed with a combination of cash and debt. Kamis is included in our consumer business segment from the date of acquisition. As of February 29, 2012, a preliminary valuation of the assets for Kamis resulted in $42.4 million allocated to tangible net assets, $77.8 million allocated to other intangible assets and $166.9 million allocated to goodwill.

These three acquisitions added $52.6 million to net sales in the first quarter of 2012.

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

As of February 29, 2012, the maximum time frame for our foreign exchange forward contracts is 8 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $1.3 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

	liabilities	liabilities	liabilities	liabilities	liabilities	liabilities
As of February 29, 2012
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$17.4

Foreign exchange contracts	Other current assets	91.8	1.3	Other accrued liabilities	$45.5	$1.0

Total			$18.7			$1.0

	liabilities	liabilities	liabilities	liabilities	liabilities	liabilities
As of February 28, 2011
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$14.8

Foreign exchange contracts	Other current assets	64.3	0.7	Other accrued liabilities	$137.7	$3.3

Total			$15.5			$3.3

	liabilities	liabilities	liabilities	liabilities	liabilities	liabilities
As of November 30, 2011
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Interest rate contracts	Other current assets	$100.0	$18.9

Foreign exchange contracts	Other current assets	97.4	2.7	Other accrued liabilities	$30.2	$0.4

Total			$21.6			$0.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the quarters ending February 29, 2012 and February 28, 2011 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income or (Expense)
		Feb 2012	Feb 2011

Interest rate contracts	Interest expense	$1.2	$1.2

Cash Flow Hedges
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	Feb 2012	Feb 2011		Feb 2012	Feb 2011

Terminated interest rate contracts	—	—	Interest expense	$(0.3)	$(0.3)

Foreign exchange contracts	$(0.9)	$(1.8)	Cost of goods sold	0.4	(0.6)

Total	$(0.9)	$(1.8)		$0.1	$(0.9)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

	$125.9	$125.9	$125.9	$125.9
	Fair Value	Fair value measurements using fair value hierarchy As of February 29, 2012
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$54.4	$54.4	$—	$—
Insurance contracts	62.9	—	62.9	—
Bonds & other long-term investments	13.9	13.9	—	—
Interest rate derivatives	17.4	—	17.4	—
Foreign currency derivatives	1.3	—	1.3	—

Total	$149.9	$68.3	$81.6	$—

Liabilities
Foreign currency derivatives	$1.0	$—	$1.0	$—

	$125.9	$125.9	$125.9	$125.9
		Fair value measurements using fair value hierarchy As of February 28, 2011
	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$40.6	$40.6	$—	$—
Insurance contracts	55.7	—	55.7	—
Bonds & other long-term investments	14.1	14.1	—	—
Interest rate derivatives	14.8	—	14.8	—
Foreign currency derivatives	0.7	—	0.7	—

Total	$125.9	$54.7	$71.2	$—

Liabilities
Foreign currency derivatives	$3.3	$—	$3.3	$—

	$125.9	$125.9	$125.9	$125.9
	Fair Value	Fair value measurements using fair value hierarchy As of November 30, 2011
		Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$53.9	$53.9	$—	$—
Insurance contracts	59.1	—	59.1	—
Bonds & other long-term investments	12.3	12.3	—	—
Interest rate derivatives	18.9	—	18.9	—
Foreign currency derivatives	2.7	—	2.7	—

Total	$146.9	$66.2	$80.7	$—

Liabilities
Foreign currency derivatives	$0.4	$—	$0.4	$—

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

5.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 29, 2012 and February 28, 2011 (in millions):

	United States		International
	2012	2011	2012	2011
Defined benefit plans
Service cost	$4.4	$3.8	$1.7	$1.5
Interest costs	8.0	7.6	3.1	3.1
Expected return on plan assets	(9.5)	(8.5)	(4.0)	(3.9)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	4.5	3.3	0.9	0.6

Total pension expense	$7.4	$6.2	$1.8	$1.4

During the three months ended February 29, 2012 and February 28, 2011, we made $52.7 million and $32.0 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in 2012 are expected to be approximately $66 million. Total contributions to our pension plans in fiscal year 2011 were $42.7 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended
	February 29, 2012	February 28, 2011
Other postretirement benefits
Service cost	$1.1	$1.1
Interest costs	1.2	1.1
Amortization of prior service costs	(1.0)	(1.4)
Amortization of losses	—	0.2

Total other postretirement expense	$1.3	$1.0

6.	STOCK-BASED COMPENSATION

For the three months ended February 29, 2012 and February 28, 2011, we recorded $2.6 million and $2.1 million, respectively, of stock-based compensation expense in selling, general and administrative expense. Our 2012 annual grant of stock options and restricted stock units (RSU) will occur in the second quarter, similar to the 2011 annual grant.

The following is a summary of all option activity for the three months ended February 29, 2012 and February 28, 2011:

	2012		2011
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	6.6	$34.98	7.4	$32.01
Exercised	(0.7)	27.57	(0.6)	26.93
Cancelled	—	—	—	—

Outstanding at end of February	5.9	35.80	6.8	32.49

Exercisable at end of February	3.6	$33.12	4.6	$31.40

As of February 29, 2012 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $86.8 million and for exercisable options was $62.3 million. The total intrinsic value of all options exercised during the three months ended February 29, 2012 and February 28, 2011 was $14.9 million and $11.3 million, respectively.

The following is a summary of all of our RSU activity for the three months ended February 29, 2012 and February 28, 2011:

	2012		2011
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at beginning of period	233	$43.23	289	$35.42
Vested	—	—	(2)	$36.21
Forfeited	(3)	$44.20	(2)	$35.99

Outstanding at end of February	230	$43.22	285	$35.41

7.	INCOME TAXES

There were no significant changes to unrecognized tax benefits during the three months ended February 29, 2012 (which was $33.2 million at November 30, 2011).

There were no discrete tax adjustments for the first quarter of 2012. Income taxes for the first quarter of 2011 include $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision.

8.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 29, 2012	February 28, 2011

Average shares outstanding – basic	133.1	132.9
Effect of dilutive securities:
Stock options/Restricted Stock Units (RSUs)	1.4	1.7

Average shares outstanding – diluted	134.5	134.6

The following table sets forth the stock options and RSUs for the three months ended February 29, 2012 and February 28, 2011 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended
	February 29, 2012	February 28, 2011

Anti-dilutive securities	0.4	0.1

The following table sets forth the common stock activity for the three months ended February 29, 2012 and February 28, 2011 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended
	February 29, 2012	February 28, 2011

Shares issued under stock option and employee stock purchase plans and RSUs	0.5	0.5
Shares repurchased in connection with the stock repurchase program	0.8	1.1

As of February 29, 2012, $227 million remained of the $400 million share repurchase authorization that had been authorized by the Board of Directors in June 2010.

9.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended
	February 29, 2012	February 28, 2011

Net income	$74.5	$76.8
Other comprehensive income (loss), (net of tax):
Pension and other postretirement costs, net of tax	1.6	(0.3)
Foreign currency translation adjustments	22.8	68.5
Derivative financial instruments, net of tax	(1.0)	(0.4)

Comprehensive income	$97.9	$144.6

The other comprehensive income (loss) amounts in the table above are net of tax expense of $1.6 million and $(0.2) million for the three months ended February 29, 2012 and February 28, 2011, respectively.

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	Feb 29, 2012	Feb 28, 2011	November 30, 2011

Foreign currency translation adjustment	$203.7	$253.2	$180.9
Unrealized gain (loss) on foreign currency exchange contracts	—	(1.3)	1.1
Unamortized value of settled interest rate swaps	(4.9)	(5.7)	(5.0)
Pension and other postretirement costs	(234.4)	(182.1)	(236.0)

Accumulated other comprehensive income	$(35.6)	$64.1	$(59.0)

10.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis” and “Kohinoor”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.

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

	Consumer	Industrial	Total
	(in millions)
Three months ended February 29, 2012
Net sales	$534.2	$372.5	$906.7
Operating income	81.4	31.1	112.5
Income from unconsolidated operations	3.8	0.8	4.6

Three months ended February 28, 2011
Net sales	$454.1	$328.7	$782.8
Operating income	86.9	23.7	110.6
Income from unconsolidated operations	5.9	2.0	7.9

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

We are a global leader in flavor, with the manufacturing, marketing and distribution of spices, seasoning mixes, condiments and other flavorful products to the entire food industry. Customers range from retail outlets and food manufacturers to food service businesses. Our major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in China, Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. Annually, approximately 40% of our sales have been outside of the United States.

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

Our Strategy

Our strategy is straightforward – to increase sales and profits by investing in the business and to fund these investments with cost savings related to our Comprehensive Continuous Improvement (CCI) program. This simple strategy has been the driver of our success and is our plan for growth in the future.

Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6%, increase operating income 7 to 9% and increase earnings per share 9 to 11%. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. While no new acquisitions are included in our 2012 sales projections, we expect a 4% increase from acquisitions completed in 2011 and a favorable impact from our pricing actions, in response to higher material costs. As a result, we project 9 to 11% sales growth in local currency for 2012, with an estimated 2% reduction of growth from unfavorable currency exchange rates based on prevailing rates. Also in 2012, we expect to achieve earnings per share of $3.01 to $3.06. This increase includes the anticipated benefit of higher sales and CCI cost savings in 2012, along with a favorable comparison to 2011 when $10.9 million of acquisition-related transaction costs were recorded. We anticipate that these increases in profit will be offset in part by higher material costs, with anticipated increases at a high single digit range, as well as $9 million of increased retirement benefit expense. In addition to increased sales and profit, our business generates strong cash flow (we generated $340 million in cash flow from operations in 2011). Long-term, we expect higher cash flow and more efficient asset utilization as we anticipate growth in net income and further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 26 years.

Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2011, we increased brand marketing by $20 million, or 12%, to support additional digital marketing (one of our highest return investments in brand marketing), Hispanic products in the U.S. and other new products. We have planned increases of at least $10 million in brand marketing support for 2012.

As an industry leader, McCormick brings innovative ideas to consumers and to industrial customers. Our 2012 new products for our consumer business include GrillMates rubs, marinades, seasoning blends and additional varieties of Zatarian’s frozen entrees in the U.S., dry seasoning mixes in the U.K. and new Ducros brand and Vahine dessert items in France. In China, new varieties of dry seasoning mixes, jams and sauces will be among our new product launches. On the industrial side of our business we have a robust new product pipeline in each of our three regions, the Americas, EMEA and Asia/Pacific. Customers continue to turn to McCormick as they work to improve the health profile of their products and at the same time deliver great taste. Through the McCormick Science Institute, founded by McCormick in 2007, we are funding the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This Institute is also committed to educating consumers, nutritionists and dietitians about these health benefits. In 2012, we broke ground in China to create our Asian center for technical innovation, similar to our centers for North America and EMEA, where customers come to collaborate with us on the development of on-trend, consumer preferred products.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the organization. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $65 million in 2011, of which $45 million lowered cost of goods sold. In 2012 CCI-related cost savings are projected to be at least $45 million, with a large portion impacting our cost of goods sold.

While we continue to experience an environment of volatile costs for many raw and packaging materials, in recent years we have offset this impact with a combination of pricing and cost savings initiatives.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
(in millions)	February 29, 2012	February 28, 2011

Net sales	$906.7	$782.8
Percent increase	15.8%
Gross profit	$355.3	$328.2
Gross profit margin	39.2%	41.9%

The sales increase of 15.8% for the first quarter includes a 6.7% increase due to acquisitions and a 0.4% unfavorable impact from foreign currency exchange rates. Excluding acquisitions and the foreign currency impact, we grew sales 9.5%. This was the result of pricing actions, which added 5.2% to net sales, taken in response to increased raw and packing material costs and higher volume and product mix of 4.3%, when compared to the prior year period. For the consumer business, sales rose 17.6% with acquisitions completed in 2011 accounting for two thirds of this increase and the remaining one third largely due to pricing actions. In the year-ago period, sales were unfavorably affected by an estimated $10 million shift in consumer business sales to the fourth quarter of 2010 due to customer purchases in advance of a price increase. This had a favorable impact on the rate of sales growth in the first quarter of 2012. For the industrial business, net sales rose 13.4%, which includes a 1.1% unfavorable impact from foreign exchange rates. Approximately two thirds of the industrial sales increase was from higher volume and product mix and one third was the result of pricing actions.

Gross profit for the first quarter of the year increased by 8.3% over the comparable period from last year, while our gross profit margin declined by 270 basis points. In the first quarter, costs of our raw and packaging materials were significantly higher than last year. These cost increases have been offset by price increases and CCI cost savings, however the net effect of these has reduced gross profit margin to 39.2% from 41.9% in the year ago period, which in turn limited our growth in operating income. We anticipate that phasing of year-on-year material cost inflation had a greater negative impact in our first quarter, but to gradually improve over the next three quarters of 2012. For the full year 2012 we expect material cost increases to be in the high single-digit range.

	Three months ended
(in millions)	February 29, 2012	February 28, 2011

Selling, general & administrative expense (SG&A)	$242.8	$217.6
Percent of net sales	26.8%	27.8%

The decrease in SG&A as a percent of net sales is primarily driven by a leveraging effect of our higher sales on selling, distribution and administrative costs. The decrease for the quarter was achieved despite a $9.0 million or 22% increase in our marketing support spending over the prior year. For the full year 2012, we anticipate increasing our marketing support by at least $10 million over the prior year.

	Three months ended
(in millions)	February 29, 2012	February 28, 2011

Interest expense	$13.5	$12.2
Other income, net	0.9	0.5

With higher average debt balances due to our 2011 acquisitions, interest expense for the first quarter of 2012 was $1.3 million higher than that of the same period in the prior year. Higher average debt balances in 2012 compared to 2011 was partially offset by the impact of slightly lower interest rates for 2012 compared to 2011.

	Three months ended
(in millions)	February 29, 2012	February 28, 2011

Income from consolidated operations before income taxes	$99.9	$98.9
Income taxes	30.0	30.0
Effective tax rate	30.0%	30.3%

There were no discrete tax adjustments for the first quarter of 2012. The effective tax rate for the first quarter of 2011 includes $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision. The decrease in the effective tax rate for the first quarter of 2012 as compared to the same period for 2011 results from a reduction in the underlying tax rate due to a change in earnings mix. We are projecting a tax rate of approximately 30% for 2012.

	Three months ended
(in millions)	February 29, 2012	February 28, 2011

Income from unconsolidated operations	$4.6	$7.9

Income from unconsolidated operations for the first quarter 2012 decreased $3.3 million compared to the same period in 2011. This decrease was mostly due to lower income from our joint venture in Mexico, which was largely the result of unfavorable foreign exchange and higher soybean oil costs (a main ingredient for mayonnaise which is the leading product for the joint venture in Mexico). We anticipate the phasing of year-on-year material cost inflation to ease for the McCormick de Mexico business in the second half of 2012, and for the full year we expect income from unconsolidated operations to decline slightly from 2011.

The following table outlines the major components of the change in diluted earnings per share from 2011 to 2012:

Three months ended February,
2011 Earnings per share – diluted	$.57
Higher operating income	.01
Lower unconsolidated income	(.02)
Higher interest expense	(.01)

2012 Earnings per share – diluted	$.55

RESULTS OF OPERATIONS – SEGMENTS

CONSUMER BUSINESS

	Three months ended
	February 29, 2012	February 28, 2011
(in millions)

Net sales	$534.2	$454.1
Percent growth	17.6%
Operating income	81.4	86.9
Operating income margin	15.2%	19.1%

The 17.6% increase in sales in the first quarter of 2012 as compared to the first quarter of 2011 included a favorable impact of 11.6% from acquisitions and 0.1% from foreign currency rates. Excluding acquisitions and the foreign currency impact, we grew sales 5.9%, with increased pricing of 5.3% and higher volume and product mix of 0.6%. An estimated $10 million of sales shifted from the first quarter of 2011 to the fourth quarter of 2010 largely as a result of certain U.S. customers which purchased product in advance of a price increase. This shift reduced consumer business sales in the first quarter of 2011 an estimated 2.2%.

In the Americas, sales increased 7.3% in the first quarter of 2012, compared to the first quarter of 2011, including 2.0% from the Kitchen Basics acquisition and a 0.1% decrease due to unfavorable foreign exchange rates. Excluding the Kitchen Basics acquisition and foreign exchange impact, we grew sales 5.4%. Pricing was up 6.8% this period with an incremental impact from a December 2010 price increase, as well as the pricing actions that went into effect in the fourth quarter of 2011. This is the part of our business that was affected by the sales shift from the first quarter 2011 into the fourth quarter of 2010. This shift lowered consumer business sales in the Americas by 3.3% in the first quarter of 2011. In this quarter we had the benefit of new product introductions, distribution gains and incremental brand marketing support. We saw increases in Zatarains, Hispanic items, economy products and our Club House brand in Canada. However, we believe higher pricing impacted sales of our core items in the U.S. In total, volume and product mix was down 1.4% compared to the same period last year.

First quarter 2012 sales in EMEA increased 25.4% compared to the first quarter of 2011, including 21.9% from the Kamis acquisition and an unfavorable impact of 0.5% from foreign exchange rates. Favorable volume and product mix increased sales by 3.1% while the impact from higher pricing added 0.9%. Our initiatives behind new products and incremental advertising gained traction this quarter, particularly in France where we grew unit sales of both our Ducros brand of spices and seasonings and Vahine homemade dessert items. We also achieved growth this period in smaller markets, including Spain, Portugal and The Netherlands, as well as in export into the Middle East and Africa. While sales in the U.K. were down in the first quarter, consumption data strengthened for our Schwartz brand in the latest 12 week period.

In the Asia/Pacific region, sales increased 109.5% in the first quarter of 2012, compared to the first quarter of 2011, with a 83.2% increase from the Kohinoor acquisition and a 5.6% increase coming from favorable foreign exchange rates. Excluding the acquisition and foreign currency impact, we grew sales 20.7% with 13.9% coming from higher volume and product mix and pricing adding 6.8%. This increase sequentially follows a sales decline in the Asia/Pacific region base business in the fourth quarter of 2011. This rebound was led by a 29% local currency sales increase in China, which was driven by incremental brand marketing and strong sales during the Chinese New Year and in response to our brand marketing. Sales in Australia also improved this period, due in part to the growth of our Aeroplane brand which has exceeded an 80% share of the gelatin category in that market.

First quarter 2012 operating income for our consumer business decreased $5.5 million, or 6.3%, compared to the first quarter of 2011. While we achieved strong sales growth and had the benefit of CCI cost savings, profit was affected by significant year-over-year material cost increases. In addition, operating income reflected our marketing investments behind our brands. Brand marketing support was up $10 million in the first quarter. The activity this period included Zatarain’s advertising, increased Hispanic holiday ads, support for new product launches like Recipe Inspirations in the U.K. and our brand building in China.

INDUSTRIAL BUSINESS

	Three months ended
	February 29, 2012	February 28, 2011
(in millions)

Net sales	$372.5	$328.7
Percent increase	13.4%
Operating income	31.1	23.7
Operating income margin	8.3%	7.2%

The first quarter sales increase of 13.4% from the first quarter of 2011 includes an unfavorable foreign exchange rate impact of 1.1%. Excluding this impact of foreign currency, sales increased 14.5%. Volume and product mix increased sales by 9.5%, while higher pricing added 5.0% to sales.

In the Americas, sales increased 13.6%, which included an unfavorable impact of 0.9% from foreign currency rates. Volume and product mix increased sales by 8.4%, while higher pricing added 6.1% to sales. In this region, both our food service and food manufacture customers contributed equally to top-line growth.

Within the food service industry, sales of customized products to quick service restaurants continued to be strong and we saw improved sales of our branded food service products, sold mainly to broad line distributors. The increase in sales to food manufacturers was driven mainly by a number of new products, including seasoning blends for snack foods. During this period, we noted some weakness in demand for our products that flavor certain core items of other food manufacturers.

Our first quarter of 2012 industrial sales in EMEA continued with strong growth. EMEA industrial sales increased 4.7%, and increased 9.7% excluding the impact from unfavorable foreign exchange rates. Volume and product mix was the primary driver, accounting for a 7.5% increase. Pricing actions added 2.2% to sales for the quarter. Demand from quick service restaurants remains robust and we are meeting this demand with products supplied from our operations in the U.K., Turkey and South Africa. We also gained acceptance for new branded food service items in the U.K. which will begin to ship in the second quarter.

In the Asia/Pacific region, industrial sales increased 26.9% in the first quarter of 2012 compared to the first quarter of 2011, which included a favorable foreign exchange rate impact of 4.5%. Excluding this impact of foreign currency, sales increased 22.4%. Higher volume and product mix accounted for a 18.9% increase, while higher pricing added 3.5% to sales. This performance was broad-based with higher sales in our largest market, China, as well as Australia and our industrial operations based in Singapore and Thailand. Our multi-national customers continue to expand in this region.

First quarter 2012 operating income for our industrial business increased $7.4 million, or 31.2%, compared to the first quarter of 2011. This increase was a result of sales growth and CCI cost savings. Also, marketing support of our branded food service items decreased $1 million, following spending behind our McCormick for Chefs program in the year-ago period. These factors also led to improved operating income margin, which rose to 8.3% from 7.2% in the year-ago period.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	Feb 29, 2012	Feb 28, 2011	November 30, 2011

Notional value	$137.3	$202.0	$127.6

Unrealized gain (loss)	0.3	(2.6)	2.3

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of February 29, 2012, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $17.4 million gain as of February 29, 2012, compared to an $18.9 million gain as of November 30, 2011. The change in fair values is due to changes in interest rates.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 29, 2012, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2011.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 29, 2012	February 28, 2011
	(in millions)

Net cash provided by (used in) operating activities	$22.5	$(23.1)
Net cash used in investing activities	(14.9)	(14.2)
Net cash (used in) provided by financing activities	(9.3)	23.2

In the statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.

Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of the fiscal year.

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. In the first quarter of 2012 cash flow from operations was a positive $22.5 million, compared to a negative $23.1 million in the first quarter of 2011. The improvement was mainly due to a lower increase in inventory in the first quarter of 2012 as compared to the first quarter of the prior year. This improvement in cash flow is despite an unfavorable impact from a $21 million increase in our pension plan contributions in 2012 as compared to 2011.

As in preceding quarters, this higher inventory related to several factors. The majority of the increase is attributed about evenly to higher material costs and strategic positions that we have taken for certain spices and herbs. The remaining increase related to our acquisitions. While we anticipate further material cost inflation in 2012, we expect inventory to level off and begin to decline as we work down a portion of our strategic inventory. In addition, we have made some initial progress reducing finished goods inventory with our new inventory management processes in North America, which will eventually be expanded to other regions.

Investing Cash Flow – The increase in cash outflow used for investing is due to the fact that we spent more in capital expenditures in 2012 as compared to 2011. We spent $15.1 million on capital expenditures in the first quarter of 2012, compared to $14.2 million for the same period last year. Capital expenditures for the fiscal year 2012 are expected to be $100 to $110 million.

Financing Cash Flow – We used $9.3 million in cash flow for financing activities for the first quarter of 2012 as compared to $23.2 million in cash flow provided by financing activities for the first quarter of 2011. The primary cause for this variance is a decrease in net borrowings. In the first quarter of 2012, we increased short-term borrowings by $64.2 million to fund investing cash requirements and to repurchase our common stock. In the first quarter of 2011, we increased short-term borrowings by $93.6 million to fund operating and investing cash requirements and to repurchase our common stock.

The following table outlines the activity in our share repurchase program for the three months ended (in millions):

	Feb 29, 2012	Feb 28, 2011
Number of shares of common stock repurchased	0.8	1.1
Dollar amount	$42.3	$50.3

As of February 29, 2012, $227 million remained of the $400 million share repurchase authorization.

During the three months ended February 29, 2012, we received proceeds of $14.4 million from exercised options compared to $17.1 million in the first quarter of last year. We increased dividends paid to $41.4 million for the first quarter of 2012 compared to $37.2 million in the same period last year. Dividends paid in the first quarter of 2012 were declared on November 22, 2011.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 43.7% as of February 29, 2012, up from 38.1% at February 28, 2011 and slightly higher than 43.6% at November 30, 2011. The increase in debt-to-total capital at February 29, 2012 as compared to February 28, 2011 is primarily due to an increase in total debt to help fund our Kamis, Kohinoor and Kitchen Basics acquisitions.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences;

however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end February 29, 2012, we temporarily used $179.2 million of cash from our foreign subsidiaries to pay down short-term debt. At quarter-end February 28, 2011, we temporarily used $226.7 million of cash from our foreign subsidiaries to pay down short-term debt. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 29, 2012 and February 28, 2011 were $431.0 million and $272.5 million, respectively. Total average debt outstanding for the three months ended February 29, 2012 and February 28, 2011 was $1,436.0 million and $1,127.5 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 29, 2012, the exchange rates for the Euro, the British pound sterling, and the Canadian dollar were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $3 million, inventory of approximately $2 million, goodwill of approximately $17 million and other comprehensive income of approximately $50 million since February 28, 2011. At February 29, 2012, the exchange rates for the British pound sterling the Canadian dollar and Australian dollar were higher than at November 30, 2011. Exchange rate fluctuations resulted in increases in accounts receivable of approximately $3 million, inventory of approximately $3 million, goodwill of approximately $1 million and other comprehensive income of approximately $23 million since November 30, 2011.

Credit and Capital Markets

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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. We estimate that total contributions to our pension plans in 2012 are expected to be approximately $66 million, which compares to $42.7 million of contributions in 2011. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “believe” and “plan.” These statements may relate to the expected results of operations of businesses acquired by us, the expected impact of raw materials costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations.

Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements and global economic conditions generally which would include the availability of financing, interest and inflation rates as well as foreign currency fluctuations, risks associated with our information technology systems and the threat of data breaches or cyber attacks, and other risks described in this Form 10-Q and the Form 10-K for the fiscal year ended November 30, 2011. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2011. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2011 fiscal year end.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, in addition to the other information set forth in this report, are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Non-Voting Common Stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack

Our information technology systems are critically important to operating our business efficiently. We rely on our information technology systems to manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control. We invest in security technology to protect our data and business processes against risk of data security breaches and cyber attacks. While we believe these measures are adequate in preventing security breaches and in reducing cybersecurity risks and we have yet to experience any breach or attack, a breach or successful attack could have a negative impact on our operations or business reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2011 to December 31, 2011	CS – 18,544	$48.96	18,544	$269 million
	CSNV – 0	$00.00	0
January 1, 2012 to January 31, 2012	CS – 0	$00.00	0	$269 million
	CSNV – 0	$00.00	0
February 1, 2012 to February 29, 2012	CS – 4,441	$50.57	4,441	$227 million
	CSNV – 812,048	$50.70	812,048
Total	CS – 22,985	$49.27	22,985	$227 million
	CSNV – 812,048	$50.70	812,048

As of February 29, 2012, approximately $227 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. The repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	Bylaws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on January 24, 2012	Incorporated by reference from Exhibit 3(ii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on January 27, 2012.

(4)	Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

	(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

	(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003.

	(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(v)	Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

	(vi)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

	(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

	(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

	(ix)	Form of 3.90% notes due 2021, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(10)	Material contracts

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

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	1999 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 1999, File No. 0-748, as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

	(viii)	Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

	(ix)	2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

	(x)	The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(31)	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

(32)	Section 1350 Certifications	Filed herewith

(101)	The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 29, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements, **

*	Management contract or compensatory plan or arrangement.
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

McCORMICK & COMPANY, INCORPORATED

Date: April 2, 2012	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: April 2, 2012	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller