Form 10-K/A
period 2011-11-30
MCCORMICK & CO INC
filed 2012-05-25
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland	52-0408290
(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle
Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates at May 31, 2011: $380,873,624

The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2011: $6,002,418,845

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

Explanatory Note

McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2011, to furnish the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2011 and 2010 and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2011 and 2010. This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 11-K

Annual Report Pursuant to Section 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2011

Commission File Number 001-14920

THE McCORMICK 401(K) RETIREMENT PLAN

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

THE McCORMICK 401(K) RETIREMENT PLAN

DATE:	May 25, 2012	By:	/s/ Cecile K. Perich
Cecile K. Perich
Vice President - Human Relations and Plan Administrator

THE MCCORMICK 401(K) RETIREMENT PLAN

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2011 and 2010

NOVEMBER 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan (the Plan) as of November 30, 2011 and 2010, and the related statement of changes in net assets available for benefits for the year ended November 30, 2011. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2011 and 2010, and the changes in net assets available for benefits for the year ended November 30, 2011, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements as a whole. The supplemental Schedule H, Line 4i - Schedule of Assets (Held at End of Year) as of November 30, 2011, is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor’s rules and regulations for reporting and disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects in relation to the basic financial statements as a whole.

Hunt Valley, Maryland May 24, 2012

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061

THE MCCORMICK 401(K) RETIREMENT PLAN

Statements of Net Assets Available for Benefits

As of November 30, 2011 and 2010

	2011	2010
ASSETS
Cash	$15,911	$—

Investments:
Securities – at fair value, participant directed:
McCormick stock fund	135,315,696	123,557,816
Common and collective fund	40,934,276	33,970,625
Equity funds	148,011,196	141,351,715
Bond funds	32,610,188	30,431,406
Balanced funds	44,767,355	37,031,712

Total Investments	401,638,711	366,343,274

Receivables:
Notes receivable from participants	6,353,990	5,628,130
Employer contributions	—	42,538
Employee contributions	2,432	107,853
Accrued interest and dividends	—	59,772

Total Receivables	6,356,422	5,838,293

Total Assets at Fair Value	408,011,044	372,181,567

LIABILITIES
Due to funds for securities purchased	—	158,529

Net Assets at Fair Value	408,011,044	372,023,038
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(1,037,321)	(731,266)

Net Assets Available for Benefits	$406,973,723	$371,291,772

The accompanying notes are an integral part of these financial statements.

THE MCCORMICK 401(K) RETIREMENT PLAN

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2011

Additions
Contributions:
Employer contributions	$7,046,129
Employee contributions	15,500,863
Rollover	1,475,754
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	3,057,489
Mutual funds	4,025,588
Other, net	3,596,041
Net appreciation of investments	19,072,550

Total Additions	53,774,414

Deductions
Participant withdrawals	18,047,097
Administrative expenses	45,366

Total Deductions	18,092,463

Net increase	35,681,951
Net assets available for benefits, beginning of year	371,291,772

Net Assets Available for Benefits, End of Year	$406,973,723

The accompanying notes are an integral part of this financial statement.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

1.	DESCRIPTION OF THE PLAN

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company, the Plan Sponsor), which incorporates a 401(k) savings and investment option.

Effective March 22, 2002, the Plan was amended to provide that the McCormick & Company, Incorporated Common Stock Fund investment option be designated as an employee stock ownership plan (ESOP). This designation allows participants investing in McCormick & Company, Incorporated common stock to elect to receive, in cash, dividends that are paid on McCormick & Company, Incorporated common stock held in their 401(k) Retirement Plan accounts. Dividends may also continue to be reinvested. The McCormick & Company, Incorporated Common Stock Fund invests principally in common stock of the Plan Sponsor. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives are contained in the Plan Document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations. Effective December 1, 2000, the Company and participating subsidiaries provide a matching contribution of 100% of the first 3% of an employee’s contribution, and 50% on the next 2% of the employee’s contribution. Employees hired prior to January 1, 2012, are required to have one year of service with the Company to be eligible for the matching contribution. Hires after December 31, 2011 are immediately eligible for the match. For new hires after December 31, 2011, McCormick will make an annual contribution of 3% of eligible earnings to participant’s account (in addition to company match, which is applied as employee contributions are deposited). Employees will be automatically enrolled in the 401(k) plan at 2%; however, they can opt out or elect to change the percentage at any time. If the employee hasn’t made a positive election to change the percentage, the contribution rate will be increased by 1% per year (up to maximum of 10% or IRS contribution limit).

Participants are immediately vested in their contributions, the Company’s contributions, including matching contributions, and all related earnings.

Participants’ elective contributions, as well as the Company’s matching contributions, are invested in the Plan’s investment funds as directed by the participant.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

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

Plan Termination

Upon termination of service, a participant with an account balance greater than $5,000, may elect to leave his or her account balance invested in the Plan, elect to rollover his or her entire balance to an Individual Retirement Account (IRA) or another qualified plan, elect to receive a lump-sum payment equal to his or her entire balance or elect annual installments to extend from two to eight years. Upon termination of service, a participant with an account balance less than $5,000, may elect to rollover his or her entire balance to an IRA or another qualified plan or elect to receive a lump-sum payment equal to his or her entire balance. In the absence of instruction from a participant, balances less than $1,000, automatically will be paid directly to the participant and those greater than $1,000, will be rolled over to an IRA designated by the Plan Administrator.

The Company has no intentions to terminate the Plan; however, the Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time if its Board of Directors determines that business, financial or other good causes make it necessary to do so. Also the Company may amend the Plan at any time and in any respect, provided, however, that any such action will not deprive any participant or beneficiary under the Plan of any vested benefits.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2011, 4,181,812 units were outstanding with a value of approximately $32.36, per unit. As of November 30, 2010, 4,323,837 units were outstanding with a value of approximately $28.58 per unit. As of November 30, 2011, the Fund held 2,761,799, shares of McCormick & Company, Incorporated common stock with an aggregate value of $133,895,683, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,420,013. As of November 30, 2010, the Fund held 2,782,885, shares of McCormick & Company, Incorporated common stock with an aggregate value of $122,016,864, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,540,952.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Securities and Income Recognition (continued)

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit-responsive under accounting principles generally accepted in the United States of America. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid from participant accounts in the Plan. Effective 12/1/11, all participants are charged an administrative fee of 7.5 bps of their account balance

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of year-end and the changes therein and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of November 30, 2011 and 2010.

Subsequent Events

The Plan Sponsor evaluated the accompanying financial statements for subsequent events and transactions through the date these financial statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

3.	INCOME TAX STATUS

The Plan received a determination letter from the Internal Revenue Service dated February 25, 2004, stating that the Plan as designed is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Subsequent to receiving the determination letter from the Internal Revenue Service, the Plan was amended. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Sponsor believes the Plan is designed and currently being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan, as amended, is qualified and the related trust is tax-exempt.

4.	INVESTMENTS

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2011, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in value by $19,072,550, as follows:

McCormick & Company, Incorporated - common stock	$13,326,112
Pooled, common and collective funds	365,208
Mutual funds	5,381,230

Total	$19,072,550

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2011 and 2010, were as follows:

	As of November 30,
	2011		2010
McCormick & Company, Incorporated – common stock fund	$135,315,696		$123,557,816
Common and collective fund:
Wells Fargo Stable Return Fund N (at contract value)	39,896,955		33,239,360
Mutual funds:
Vanguard Institutional Index Fund	62,296,622		—	*
Vanguard Total Bond Market Index Fund	22,824,554		20,523,178
American Funds EuroPacific Growth Fund	19,109,771	*	20,536,060
Vanguard S&P 500 Index Fund	—	*	32,926,182
Blackrock Large Cap Core Fund	—	*	27,714,902

*	Amount less than 5%, shown for comparative purposes.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

4.	INVESTMENTS (continued)

Fair Value Measurements

Accounting principles generally accepted in the United States of America, establish a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under accounting principles generally accepted in the United States of America are described below:

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

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of November 30, 2011 and 2010.

Mutual funds: Valued at the quoted net asset value (“NAV”) of shares held by the Plan at year end.

Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

4.	INVESTMENTS (continued)

Stable value fund: Valued at the relative fair value of the underlying market value of investments in the fund.

Fair Value Measurements (continued)

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2011:

	Assets at Fair Value as of November 30, 2011
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$148,011,196	$—	$—	$148,011,196
Bond funds	32,610,188	—	—	32,610,188
Balanced funds	44,767,355	—	—	44,767,355
Common stock fund:
Consumer staples	135,315,696	—	—	135,315,696
Stable value fund	—	40,934,276	—	40,934,276

Total Assets at Fair Value	$360,704,435	$40,934,276	$—	$401,638,711

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2010:

	Assets at Fair Value as of November 30, 2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$141,351,715	$—	$—	$141,351,715
Bond funds	30,431,406	—	—	30,431,406
Balanced funds	37,031,712	—	—	37,031,712
Common stock fund:
Consumer staples	123,557,816	—	—	123,557,816
Stable value fund	—	33,970,625	—	33,970,625

Total Assets at Fair Value	$332,372,649	$33,970,625	$—	$366,343,274

THE MCCORMICK 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2011	2010
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$406,973,723	$371,291,772
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	1,037,321	731,266

Net Assets Available for Benefits per the Form 5500, at Fair Value	$408,011,044	$372,023,038

Year Ended November 30, 2011
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$35,681,951
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	306,055

Net Increase in Net Assets Available for Benefits per Form 5500	$35,988,006

SUPPLEMENTAL SCHEDULE

THE MCCORMICK 401(K) RETIREMENT PLAN

Schedule H, Line 4i - Schedule of Assets (Held at End of Year)

As of November 30, 2011

Description of Investments	Shares Held	Current Value

McCormick Stock Fund
McCormick & Company, Incorporated
* Common Stock	2,761,799	$133,895,683

Money Market Fund
* Wells Fargo Short-Term Investment Money Market Fund	1,420,013	1,420,013

		135,315,696

Common and Collective Funds
* Wells Fargo Stable Return Fund N	878,772	40,934,276

Mutual Funds
American Funds EuroPacific Growth Fund	520,702	19,109,771
ICM Small Company Value Fund	417,043	11,885,726
Managers Small Cap Fund	901,406	11,862,499
T Rowe Price Growth Stock Fund	334,445	10,749,049
Vanguard Institutional Index Fund	543,838	62,296,622
Vanguard Mid Cap Index Fund	463,537	9,275,367
Vanguard Small Cap Index Institutional Fund	165,288	5,581,772
Vanguard Total International Stock Index Fund	65,979	6,107,037
Vanguard Windsor II Fund Adm	244,318	11,143,353
Pimco Total Return Fund	907,758	9,785,634
Vanguard Total Bond Market Index Fund	2,082,532	22,824,554
Vanguard Target Retirement Fund	497,740	5,778,759
Vanguard Target Retirement Fund 2015	756,160	9,520,057
Vanguard Target Retirement Fund 2025	1,306,507	16,396,657
Vanguard Target Retirement Fund 2035	640,420	8,197,373
Vanguard Target Retirement Fund 2045	370,122	4,874,509

		225,388,739

* Notes receivable from participants		6,353,990

(4.25% – 9.25% annual interest rates)		$407,992,701

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan and Mojave Foods Corporation 401(k) Retirement Plan of McCormick & Company, Inc. of our report dated April 11, 2012, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2011, our report dated May 24, 2012, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2011.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

May 24, 2012

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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE:	May 25, 2012	By:	/s/ Tim O’Donnell
Tim O’Donnell
Director of Finance – Mojave Foods Corporation and Plan Administrator

THE MOJAVE FOODS CORPORATION

401(K) RETIREMENT PLAN

Financial Statements and Supplemental Schedule Together with

Report of Independent Registered Public Accounting Firm

As of November 30, 2011 and 2010

NOVEMBER 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Investment Committee

McCormick & Company, Incorporated

(on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) as of November 30, 2011 and 2010, and the related statement of changes in net assets available for benefits for the year ended November 30, 2011. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2011 and 2010, and the changes in net assets available for benefits for the year ended November 30, 2011, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements as a whole. The supplemental Schedule H, Line 4i - Schedule of Assets (Held at End of Year) as of November 30, 2011, is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor’s rules and regulations for reporting and disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects in relation to the basic financial statements as a whole.

Hunt Valley, Maryland

May 24, 2012

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Statements of Net Assets Available for Benefits

As of November 30, 2011 and 2010

	2011	2010
ASSETS
Cash	$38	$—

Investments
Securities – at fair value, participant directed:
McCormick stock fund	134,358	110,967
Common and collective fund	112,632	103,495
Equity funds	677,118	556,083
Bond funds	225,378	222,198
Balanced funds	404,223	311,635

Total Investments	1,553,709	1,304,378

Receivables
Notes receivable from participants	89,383	86,079
Employer contributions	39,447	55,488
Employee contributions	1,243	702
Accrued interest and dividends	—	551

Total Receivables	130,073	142,820

Total Assets at Fair Value	1,683,820	1,447,198

LIABILITIES
Due to funds for securities purchased	—	4,927

Net Assets at Fair Value	1,683,820	1,442,271
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(2,854)	(2,228)

Net Assets Available for Benefits	$1,680,966	$1,440,043

The accompanying notes are an integral part of these financial statements.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Statement of Changes in Net Assets Available for Benefits

For the Year Ended November 30, 2011

Additions
Contributions:
Employer contributions	$34,987
Employee contributions	249,197
Earnings from investments:
Dividends:
McCormick & Company, Incorporated	2,824
Mutual funds	25,217
Other, net	(43,456)
Net appreciation of investments	40,470

Total Additions	309,239

Deductions
Participant withdrawals	66,920
Administrative expenses and other, net	1,396

Total Deductions	68,316

Net increase	240,923
Net assets available for benefits, beginning of year	1,440,043

Net Assets Available for Benefits, End of Year	$1,680,966

The accompanying notes are an integral part of these financial statements.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

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

The Plan began on April 1, 2004. The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, vesting provisions, and investment alternatives are contained in the Plan Document.

Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the year ended November 30, 2011, the Company made a discretionary matching contribution of 25% of eligible employee pretax contributions.

Participants are immediately vested in their contributions, in earnings on their contributions, in matching the Company contributions and in earnings vested in the Company contributions.

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

November 30, 2011 and 2010

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

Plan Termination

Upon termination of service, a participant with an account balance greater than $1,000, may elect to rollover the balance to an Individual Retirement Account, or another qualified plan, or elect to receive a lump-sum payment equal to his or her account balance. Balances less than $1,000, will automatically be paid directly to the participant.

The Company has no intentions to terminate the Plan; however, the Company reserves the right to terminate the Plan, or to reduce or cease contributions at any time if its Board of Directors determines that business, financial or other good cause make it necessary to do so. Also, the Company may amend the Plan at any time and in any respect, provided however, that any such action will not deprive any participant or beneficiary under the Plan of any vested benefits.

Basis of Accounting

The accompanying financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund’s daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2011, 14,631 units were outstanding with a value of approximately $9.18 per unit. As of November 30, 2010, 12,947 units were outstanding with a value of approximately $8.57 per unit. As of November 30, 2011, the Fund held 2,510 shares of McCormick & Company, Incorporated common stock with an aggregate value of $122,237, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $12,121. As of November 30, 2010, the Fund held 2,279 shares of McCormick & Company, Incorporated common stock with an aggregate value of $100,299, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $10,668.

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive under accounting

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

principle generally accepted in the United States of America. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan’s other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

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

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of November 30, 2011 and 2010.

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

November 30, 2011 and 2010

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

The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2011, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in fair value by $40,470, as follows:

McCormick & Company, Incorporated - Common stock	$8,714
Common and collective fund	16,813
Mutual funds	14,943

Total	$40,470

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2011 and 2010, were as follows:

	As of November 30,
	2011	2010
McCormick & Company, Incorporated – Common stock fund	$122,237	$110,967
Common and collective fund:
Wells Fargo Stable Return Fund N (at contract value)	109,778	101,267
Mutual funds:
Vanguard Institutional Index Fund	297,897	225,670
Vanguard Total Bond Market Index Fund	225,091	197,837
Vanguard Target Retirement 2035	116,101	91,072
Vanguard Windsor II Fund Adm	113,822	80,165
Vanguard Target Retirement 2025	110,079	89,766
ICM Small Company Portfolio Fund	102,997	95,969

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

4.	INVESTMENTS (continued)

Fair Value Measurements

Accounting principles accepted in the United States of America, establish a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under accounting principles accepted in the United States of America are described below:

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

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of November 30, 2011 and 2010.

Mutual funds: Valued at the quoted net asset value (NAV) of shares held by the Plan at year end.

Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

Stable value fund: Valued at the relative fair value of the underlying market value of investments in the fund.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

4.	INVESTMENTS (continued)

Fair Value Measurements (continued)

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2011:

	Assets at Fair Value as of November 30, 2011
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$677,118	$—	$—	$677,118
Bond funds	225,378	—	—	225,378
Balanced funds	404,223	—	—	404,223
Common stock fund:
Consumer staples	134,358	—	—	134,358
Stable value fund	—	112,632	—	112,632

Total Assets at Fair Value	$1,441,077	$112,632	$—	$1,553,709

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Notes to the Financial Statements

November 30, 2011 and 2010

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2010:

	Assets at Fair Value as of November 30, 2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$556,083	$—	$—	$556,083
Bond funds	222,198	—	—	222,198
Balanced funds	311,635	—	—	311,635
Common stock fund:
Consumer staples	110,967	—	—	110,967
Stable value fund	—	103,495	—	103,495

Total Assets at Fair Value	$1,200,883	$103,495	$—	$1,304,378

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

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

November 30, 2011 and 2010

7.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2011	2010
Statements of Net Assets Available for Benefits:
Net assets available for benefits per the financial statements	$1,680,966	$1,440,043
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	2,854	2,228

Net Assets Available for Benefits per the Form 5500, at Fair Value	$1,683,820	$1,442,271

Year Ended November 30, 2011
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$240,923
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	626

Net Increase in Net Assets Available for Benefits per Form 5500	$241,549

SUPPLEMENTAL SCHEDULE

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

Schedule H, Line 4i – Schedule of Assets (Held at End of Year)

As of November 30, 2011

Description of Investments	Shares Held	Current Value

McCormick Stock Fund
McCormick & Company, Incorporated
* Common Stock	2,510	$122,237

Money Market Fund
* Wells Fargo Short-Term Investment Money Market Fund	12,121	12,121

Total		134,358

Common and Collective Fund
* Wells Fargo Stable Return Fund N	2,418	112,632

Mutual Funds
American Funds EuroPacific Growth Fund	1,215	44,604
ICM Small Company Value Fund	3,614	102,997
Managers Small Cap Fund	73	962
T Rowe Price Growth Stock Fund	2,271	73,001
Vanguard Institutional Index Fund	2,601	297,897
Vanguard Mid Cap Index Fund	961	19,228
Vanguard Small Cap Index Institutional Fund	26	887
Vanguard Total International Stock Index Fund	256	23,720
Vanguard Windsor II Fund Adm	2,496	113,822
Pimco Total Return Fund	27	287
Vanguard Total Bond Market Index Fund	20,537	225,091
Vanguard Target Retirement Fund	6,021	69,907
Vanguard Target Retirement Fund 2015	5,507	69,339
Vanguard Target Retirement Fund 2025	8,771	110,079
Vanguard Target Retirement Fund 2035	9,070	116,101
Vanguard Target Retirement Fund 2045	2,946	38,797

Total		1,306,719

* Notes receivable from participants		89,383

(4.25% – 9.25% annual interest rates)		$1,643,092

*	Indicates parties-in-interest to the Plan.

Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan and Mojave Foods Corporation 401(k) Retirement Plan of McCormick & Company, Inc. of our report dated April 11, 2012, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2011, our report dated May 24, 2012, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2011.

Form	Registration Number	Date Filed
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

May 24, 2012

Hunt Valley, Maryland

200 International Circle — Suite 5500 — Hunt Valley — Maryland 21030 — P 410-584-0060 — F 410-584-0061