Form 10-Q
period 2012-05-31
MCCORMICK & CO INC
filed 2012-07-02
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding May 31, 2012
Common Stock	12,427,112
Common Stock Non-Voting	120,206,780

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)

(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
Net sales	$984.0	$883.7	$1,890.7	$1,666.5
Cost of goods sold	595.6	533.0	1,147.0	987.6

Gross profit	388.4	350.7	743.7	678.9
Selling, general and administrative expense	267.1	241.4	509.8	459.0

Operating income	121.3	109.3	233.9	219.9
Interest expense	13.9	12.3	27.4	24.5
Other (expense) income, net	(0.1)	0.9	0.7	1.4

Income from consolidated operations before income taxes	107.3	97.9	207.2	196.8
Income taxes	30.8	30.4	60.8	60.4

Net income from consolidated operations	76.5	67.5	146.4	136.4
Income from unconsolidated operations	3.9	6.1	8.5	14.0

Net income	$80.4	$73.6	$154.9	$150.4

Earnings per common share – basic	$0.61	$0.56	$1.17	$1.13

Average shares outstanding – basic	132.6	132.4	132.8	132.7

Earnings per common share – diluted	$0.60	$0.55	$1.15	$1.12

Average shares outstanding – diluted	134.1	134.1	134.3	134.3

Cash dividends paid per common share	$0.31	$0.28	$0.62	$0.56

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	May 31, 2012	May 31, 2011	November 30, 2011
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$61.4	$47.9	$53.9
Trade accounts receivables, net	378.0	342.6	427.0
Inventories
Finished products	279.2	274.0	268.8
Raw materials and work-in-process	331.8	303.3	344.9

	611.0	577.3	613.7
Prepaid expenses and other current assets	116.8	111.8	128.3

Total current assets	1,167.2	1,079.6	1,222.9
Property, plant and equipment	1,281.3	1,228.8	1,269.2
Less: accumulated depreciation	(773.8)	(734.0)	(746.1)

Total property, plant and equipment, net	507.5	494.8	523.1
Goodwill, net	1,651.8	1,480.3	1,694.2
Intangible assets, net	341.1	234.7	350.0
Investments and other assets	298.1	300.0	297.6

Total assets	$3,965.7	$3,589.4	$4,087.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$242.2	$108.2	$217.0
Current portion of long-term debt	2.2	100.3	5.4
Trade accounts payable	321.9	301.8	366.6
Other accrued liabilities	334.0	336.2	404.3

Total current liabilities	900.3	846.5	993.3
Long-term debt	1,027.7	781.2	1,029.7
Other long-term liabilities	398.8	319.6	446.3

Total liabilities	2,326.8	1,947.3	2,469.3
Shareholders’ Equity
Common stock	313.9	292.6	303.5
Common stock non-voting	548.8	495.2	518.4
Retained earnings	885.9	732.7	838.8
Accumulated other comprehensive (loss) income	(127.3)	112.4	(59.0)
Non-controlling interest	17.6	9.2	16.8

Total shareholders’ equity	1,638.9	1,642.1	1,618.5

Total liabilities and shareholders’ equity	$3,965.7	$3,589.4	$4,087.8

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)

(in millions)

	Six months ended May 31,
	2012	2011
Cash flows from operating activities
Net income	$154.9	$150.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	50.6	48.5
Stock-based compensation	8.7	7.6
Income from unconsolidated operations	(8.5)	(14.0)
Changes in operating assets and liabilities	(72.6)	(166.7)
Dividends from unconsolidated affiliates	11.3	10.5

Net cash flow provided by operating activities	144.4	36.3

Cash flows from investing activities
Capital expenditures	(35.2)	(33.4)
Proceeds from sale of property, plant and equipment	0.3	0.3

Net cash flow used in investing activities	(34.9)	(33.1)

Cash flows from financing activities
Short-term borrowings, net	25.3	107.9
Long-term debt borrowings	—	2.1
Long-term debt repayments	(4.2)	—
Proceeds from exercised stock options	29.6	31.1
Common stock acquired by purchase	(68.6)	(89.2)
Dividends paid	(82.4)	(74.3)

Net cash flow used in financing activities	(100.3)	(22.4)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	16.3

Increase (decrease) in cash and cash equivalents	7.5	(2.9)
Cash and cash equivalents at beginning of period	53.9	50.8

Cash and cash equivalents at end of period	$61.4	$47.9

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

The results of consolidated operations for the three and six month periods ended May 31, 2012 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday season.

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

In July 2011, we purchased the assets of Kitchen Basics, Inc. (Kitchen Basics) for $40.0 million, financed with a combination of cash and debt. Kitchen Basics sells a brand of ready-to-serve, shelf stable stock in North America with annual sales of approximately $25 million at the time of the acquisition. Kitchen Basics is included in our consumer business segment from the date of acquisition. As of May 31, 2012, a preliminary valuation of the assets of Kitchen Basics resulted in $6.2 million allocated to tangible net assets, $8.0 million allocated to other intangible assets and $25.8 million allocated to goodwill.

In September 2011, we entered into a joint venture with Kohinoor Foods Ltd. in India whereby we invested $113.0 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited (Kohinoor), which was financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment from the date of acquisition. Kohinoor sells branded basmati rice and other food products in India and had annual sales of approximately $85 million at the time of the formation of the joint venture. As of May 31, 2012, a preliminary valuation of the assets for Kohinoor resulted in $5.9 million allocated to tangible net assets, $48.9 million allocated to other intangible assets, $70.1 million allocated to goodwill and $11.9 million allocated to non-controlling interests.

In September 2011, we also purchased all of the outstanding shares of Kamis S.A. (Kamis), which produces and sells branded spices, seasonings and mustards in Poland. Kamis also distributes products into Russia and parts of Central and Eastern Europe and had annual net sales of approximately $105 million at the time of acquisition. The purchase price was $287.1 million, which was financed with a combination of cash and debt. Kamis is included in our consumer business segment from the date of acquisition. As of May 31, 2012, a preliminary valuation of the assets for Kamis resulted in $42.4 million allocated to tangible net assets, $77.8 million allocated to other intangible assets and $166.9 million allocated to goodwill.

These three acquisitions added $50.2 million and $102.8 million to net sales for the three and six months ended May 31, 2012, respectively.

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

As of May 31, 2012, the maximum time frame for our foreign exchange forward contracts is 7 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.9 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2012
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$17.9
Foreign exchange contracts	Other current assets	30.3	1.7	Other accrued liabilities	$142.4	$2.7

Total			$19.6			$2.7

As of May 31, 2011
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$17.7	Other accrued liabilities	$150.0	$0.9
Foreign exchange contracts	Other current assets	187.3	3.5	Other accrued liabilities	38.2	2.7

Total			$21.2			$3.6

As of November 30, 2011
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$18.9
Foreign exchange contracts	Other current assets	97.4	2.7	Other accrued liabilities	$30.2	$0.4

Total			$21.6			$0.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six month periods ending May 31, 2012 and 2011 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the 3 months ended 5/31/12	For the 3 months ended 5/31/11	For the 6 months ended 5/31/12	For the 6 months ended 5/31/11
Interest rate contracts	Interest expense	$1.2	$1.3	$2.4	$2.5

Cash Flow Hedges – For the 3 months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2012	2011		2012	2011
Interest rate contracts	—	$(0.9)	Interest expense	$(0.4)	$(0.4)
Foreign exchange contracts	$0.5	—	Cost of goods sold	0.2	(1.0)

Total	$0.5	$(0.9)		$(0.2)	$(1.4)

Cash Flow Hedges – For the 6 months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2012	2011		2012	2011
Interest rate contracts	—	$(0.9)	Interest expense	$(0.7)	$(0.7)
Foreign exchange contracts	(0.4)	(1.8)	Cost of goods sold	0.6	(1.6)

Total	$(0.4)	$(2.7)		$(0.1)	$(2.3)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of May 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$61.4	$61.4	$—	$—
Insurance contracts	63.3	—	63.3	—
Bonds & other long-term investments	12.3	12.3	—	—
Interest rate derivatives	17.9	—	17.9	—
Foreign currency derivatives	1.7	—	1.7	—

Total	$156.6	$73.7	$82.9	$—

Liabilities
Foreign currency derivatives	$2.7	$—	$2.7	$—

		Fair value measurements using fair value hierarchy As of May 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47.9	$47.9	$—	$—
Insurance contracts	61.9	—	61.9	—
Bonds & other long-term investments	12.9	12.9	—	—
Interest rate derivatives	17.7	—	17.7	—
Foreign currency derivatives	3.5	—	3.5	—

Total	$143.9	$60.8	$83.1	$—

Liabilities
Foreign currency derivatives	$2.7	—	$2.7	—
Interest rate derivatives	0.9	—	0.9	—

Total	$3.6	$—	$3.6	$—

		Fair value measurements using fair value hierarchy As of November 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53.9	$53.9	$—	$—
Insurance contracts	59.1	—	59.1	—
Bonds & other long-term investments	12.3	12.3	—	—
Interest rate derivatives	18.9	—	18.9	—
Foreign currency derivatives	2.7	—	2.7	—

Total	$146.9	$66.2	$80.7	$—

Liabilities
Foreign currency derivatives	$0.4	$—	$0.4	$—

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

5.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31 (in millions):

	United States		International
	2012	2011	2012	2011
Defined benefit plans
Service cost	$4.4	$3.8	$1.7	$1.6
Interest costs	8.0	7.6	3.3	3.2
Expected return on plan assets	(9.5)	(8.5)	(4.1)	(4.0)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	4.5	3.3	0.9	0.6

Total pension expense	$7.4	$6.2	$1.9	$1.5

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31 (in millions):

	United States		International
	2012	2011	2012	2011
Defined benefit plans
Service cost	$8.7	$7.6	$3.4	$3.1
Interest costs	15.9	15.1	6.4	6.3
Expected return on plan assets	(18.9)	(17.0)	(8.1)	(7.9)
Amortization of prior service costs	—	—	0.2	0.2
Recognized net actuarial loss	9.1	6.6	1.8	1.2

Total pension expense	$14.8	$12.3	$3.7	$2.9

During the six months ended May 31, 2012 and 2011, we made $54.7 million and $39.0 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in 2012 are expected to be approximately $66 million. Total contributions to our pension plans in fiscal year 2011 were $42.7 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2012	2011	2012	2011
Other postretirement benefits
Service cost	$1.1	$0.8	$2.2	$1.9
Interest costs	1.2	1.1	2.4	2.2
Amortization of prior service costs	(1.0)	(1.5)	(2.0)	(3.0)
Amortization of losses	0.1	0.1	0.1	0.4

Total other postretirement expense	$1.4	$0.5	$2.7	$1.5

6.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
Stock-based compensation expense	$6.1	$5.5	$8.7	$7.6

Our 2012 annual grant of stock options and restricted stock units (RSU) occurred in the second quarter, similar to the 2011 annual grant. The weighted-average grant-date fair value of an option granted in 2012 was $7.17 and in 2011 was $7.99 as calculated under a lattice pricing model. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2012	2011
Risk-free interest rates	0.1 - 2.2%	0.1 - 3.5%
Dividend yield	2.3%	2.4%
Expected volatility	16.5 - 21.6%	15.2 - 22.2%
Expected lives	6.1	6.4

The following is a summary of all option activity for the six months ended May 31, 2012 and 2011:

	2012		2011
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6.6	$34.98	7.4	$32.01
Granted	0.8	54.24	0.9	47.40
Exercised	(1.0)	28.46	(1.0)	28.11

Outstanding at end of May	6.4	38.71	7.3	34.62

Exercisable at end of May	4.1	$34.56	5.0	$32.11

As of May 31, 2012 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $113.1 million and for exercisable options was $89.3 million. The total intrinsic value of all options exercised during the six months ended May 31, 2012 and 2011 was $32.0 million and $19.6 million, respectively.

The following is a summary of all of our RSU activity for the six months ended May 31, 2012 and 2011:

	2012		2011
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	233	$43.23	289	$35.42
Granted	112	54.24	134	47.40
Vested	(146)	42.78	(183)	34.03
Forfeited	(5)	46.09	(3)	37.20

Outstanding at end of period	194	$49.86	237	$43.24

7.	INCOME TAXES

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2012.

In 2010 the Internal Revenue Service (IRS) commenced an examination of our US federal income tax return for the 2007 and 2008 tax years. During the course of the examination we have held discussions with the IRS on certain issues and in June 2012 we received Notices of Proposed Adjustments (NOPAs) for these tax years. We believe we have established appropriate deferred taxes or tax accruals under US GAAP for these issues in prior periods. While it is often difficult to predict the final outcome or the timing of resolution of uncertain tax positions, we believe that our unrecognized tax benefits reflect the most likely outcome. We will continue to update these unrecognized tax benefits, and the related interest, in light of changing facts and circumstances in the future.

Income taxes for the three and six months ended May 31, 2012 include a $1.5 million discrete tax benefit. The benefit was due to the reversal of a portion of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary has established a pattern of profitability which resulted in us concluding during the quarter that a portion of the valuation allowance should be reversed. Income taxes for the three months ended May 31, 2011 did not include any discrete tax adjustments. Income taxes for the six months ended May 31, 2011 include a $0.8 million discrete tax benefit for the adjustment of an estimate used in a prior year tax provision.

8.	EARNINGS PER SHARE AND STOCK ISSUANCES

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2012	2011	2012	2011
Average shares outstanding – basic	132.6	132.4	132.8	132.7
Effect of dilutive securities:
Stock options/Restricted Stock Units (RSUs)	1.5	1.7	1.5	1.6

Average shares outstanding – diluted	134.1	134.1	134.3	134.3

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2012 and 2011 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended		Six months ended
	May 31,		May 31,
	2012	2011	2012	2011
Anti-dilutive securities	0.7	0.5	0.6	0.4

The following table sets forth the common stock activity for the three and six months ended May 31, 2012 and 2011 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2012	2011	2012	2011
Shares issued under stock option, employee stock purchase plans and RSUs	0.5	0.5	1.0	1.1
Shares repurchased in connection with the stock repurchase program	0.5	0.8	1.3	1.9

As of May 31, 2012, $201 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010.

9.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended		Six months ended
	May 31,		May 31,
	2012	2011	2012	2011
Net income	$80.4	$73.6	$154.9	$150.4
Net income attributable to non-controlling interest	0.5	0.2	1.3	0.5
Other comprehensive income (loss), (net of tax):
Unrealized components of Pension plans, net of tax	5.9	1.3	7.4	1.0
Currency translation adjustments	(98.3)	47.0	(75.5)	115.5
Change in derivative financial instruments, net of tax	0.7	—	(0.2)	(0.4)

Comprehensive (loss) income	$(10.8)	$122.1	$87.9	$267.0

The other comprehensive income (loss) amounts in the table above are net of tax expense of $1.5 million and $0.8 million for the three months ended May 31, 2012 and 2011, respectively, and net of tax expense of $3.0 million and $1.6 million for the six months ended May 31, 2012 and 2011, respectively.

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	May 31,	May 31,	November 30,
	2012	2011	2011
Foreign currency translation adjustment	$105.4	$300.2	$180.9
Unrealized gain (loss) on foreign currency exchange contracts	0.8	(1.2)	1.1
Unamortized value of settled interest rate swaps	(4.9)	(5.8)	(5.0)
Pension and other postretirement costs	(228.6)	(180.8)	(236.0)

Accumulated other comprehensive income	$(127.3)	$112.4	$(59.0)

10.	BUSINESS SEGMENTS

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

	Consumer	Industrial	Total
	(in millions)
Three months ended May 31, 2012
Net sales	$568.8	$415.2	$984.0
Operating income	88.6	32.7	121.3
Income from unconsolidated operations	2.6	1.3	3.9
Three months ended May 31, 2011
Net sales	$499.0	$384.7	$883.7
Operating income	77.0	32.3	109.3
Income from unconsolidated operations	4.5	1.6	6.1

	Consumer	Industrial	Total
	(in millions)
Six months ended May 31, 2012
Net sales	$1,102.9	$787.8	$1,890.7
Operating income	170.0	63.9	233.9
Income from unconsolidated operations	6.4	2.1	8.5
Six months ended May 31, 2011
Net sales	$953.1	$713.4	$1,666.5
Operating income	163.9	56.0	219.9
Income from unconsolidated operations	10.5	3.5	14.0

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

Our Strategy

Our strategy is straightforward – we invest in the business to drive sales and profits and to fund these investments with cost savings from our Comprehensive Continuous Improvement (CCI) program. This simple strategy has been the driver of our success and is our plan for growth in the future.

Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6%, increase operating income 7 to 9% and increase earnings per share 9 to 11%. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. While no new acquisitions are included in our 2012 sales projections, we expect a 4% increase in 2012 from acquisitions completed in 2011 and a favorable impact from our pricing actions, in response to higher material costs. As a result, we project 10 to 12% sales growth in local currency for 2012, with an estimated 2% reduction in growth from unfavorable currency exchange rates based on prevailing rates. Also in 2012, we expect to achieve earnings per share of $3.01 to $3.06. This estimate includes the anticipated benefit of higher sales and CCI cost savings in 2012, along with a favorable comparison to 2011 when $10.9 million of acquisition-related transaction costs were recorded. We anticipate that these increases in profit will be offset in part by higher material costs, with anticipated increases at a high single digit range, as well as $9 million of increased retirement benefit expense. In addition to increased sales and profit, our business generates strong cash flow (we generated $340 million in cash flow from operations in 2011). Long-term, we expect higher cash flow and more efficient asset utilization as we anticipate growth in net income and further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 26 years.

Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2011, we increased brand marketing by $20 million, or 12%, to support additional digital marketing (one of our highest return investments in brand marketing), Hispanic products in the U.S. and other new products. We have planned increases of approximately $15 million in incremental brand marketing support for 2012 over 2011 levels, with the majority already incurred through the first half of the year.

As an industry leader, McCormick brings innovative ideas to consumers and to industrial customers. Our 2012 new products for our consumer business include Grill Mates rubs, marinades, seasoning blends and additional varieties of Zatarian’s frozen entrees in the U.S., recipe mixes in the U.K. and new Ducros brand and Vahine dessert items in France. In China, new varieties of recipe mixes, jams and sauces are among our new product launches. On the industrial side of our business we have a robust new product pipeline in each of our three regions, the Americas, EMEA and Asia/Pacific. Customers continue to turn to McCormick for great taste as they work to improve the health profile of their products. Through the McCormick Science Institute, founded by McCormick in 2007, we are funding the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This Institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits. In 2012, we broke ground in China to create our Asian center for technical innovation, similar to our centers for North America and EMEA, where customers come to collaborate with us on the development of on-trend, consumer preferred products.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.

Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $65 million in 2011, of which $45 million lowered cost of goods sold. In 2012 CCI-related cost savings are projected to be at least $45 million, with a large portion impacting our cost of goods sold.

While we continue to experience an environment of volatile costs for many raw and packaging materials, we have offset this impact with a combination of pricing and cost savings initiatives.

RESULTS OF OPERATIONS - COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2012	2011	2012	2011
Net sales	$984.0	$883.7	$1,890.7	$1,666.5
Percent increase	11.3%		13.5%
Gross profit	$388.4	$350.7	$743.7	$678.9
Gross profit margin	39.5%	39.7%	39.3%	40.7%

The sales increase of 11.3% for the second quarter of 2012 included a 5.7% increase due to acquisitions and a 1.5% unfavorable impact from foreign currency exchange rates. Excluding acquisitions and the foreign currency impact, we grew sales 7.1%. This was the result of pricing actions, which added 5.0% to net sales, taken in response to increased raw and packaging material costs and higher volume and product mix of 2.1%, when compared to the prior year period. For the consumer business, sales rose 14.0%, which included a 1.3% unfavorable impact from foreign exchange rates. Acquisitions completed in 2011 accounted for 10.1% of the increase and the remaining increase was largely due to pricing actions. For the industrial business, net sales rose 7.9%, which included a 1.6% unfavorable impact from foreign exchange rates. Approximately two-thirds of the industrial sales increase was from higher volume and product mix and one-third was the result of pricing actions.

Gross profit for the second quarter of the year increased by 10.7% over the comparable period from last year, while our gross profit margin declined by 20 basis points. Gross profit margin this quarter improved sharply from the first quarter of 2012, which saw our gross profit margin decline by 270 basis points from the first quarter of 2011. Our pricing actions and CCI cost savings are not only offsetting the impact of higher material costs dollar-for-dollar, but also leading to a more stable gross profit margin result. We expect this more stable gross profit margin to continue in the second half of the year. For the full year 2012 we expect material cost increases to be in the high single-digit range.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2012	2011	2012	2011
Selling, general & administrative expense (SG&A)	$267.1	$241.4	$509.8	$459.0
Percent of net sales	27.2%	27.3%	26.9%	27.5%

The decrease in SG&A as a percent of net sales was primarily driven by a leveraging effect of our higher sales on selling, distribution and administrative costs. The decrease for the quarter was achieved despite a $3.9 million or 8% increase in our marketing support spending over the prior year. For the six months ended May 31, 2012, marketing support was $12.9 million or 15% higher than the prior period. For the full year 2012, we anticipate increasing our incremental marketing support by approximately $15 million over the prior year.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2012	2011	2012	2011
Interest expense	$13.9	$12.3	$27.4	$24.5
Other (expense) income, net	(0.1)	0.9	0.7	1.4

With higher average debt balances due to our 2011 acquisitions, interest expense for the three and six months May 31, 2012 was higher by $1.6 million and $2.9 million, respectively, than the same period in the prior year. The impact of higher average debt balances in 2012 compared to 2011 was partially offset by the impact of slightly lower interest rates for 2012 compared to 2011.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2012	2011	2012	2011
Income from consolidated operations before income taxes	$107.3	$97.9	$207.2	$196.8
Income taxes	30.8	30.4	60.8	60.4
Effective tax rate	28.7%	31.1%	29.3%	30.7%

Income taxes for the three and six months ended May 31, 2012 include a $1.5 million discrete tax benefit. The benefit was due to the reversal of a portion of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary has established a pattern of profitability which resulted in us concluding during the quarter that a portion of the valuation allowance should be reversed. Income taxes for the three months ended May 31, 2011 did not include any discrete tax adjustments. Income taxes for the six months ended May 31, 2011 include $0.8 million in discrete tax benefits for the adjustment of an estimate used in a prior year tax provision. The decrease in the effective tax rate for the second quarter and first half of 2012 as compared to the same period for 2011 results from a reduction in the underlying tax rate due to a change in earnings mix and the increased discrete tax benefits. We are projecting a tax rate of approximately 30% for the remainder of 2012.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2012	2011	2012	2011
Income from unconsolidated operations	$3.9	$6.1	$8.5	$14.0

Income from unconsolidated operations for the second quarter 2012 decreased $2.2 million compared to the same period in 2011. The primary reason for the decline was the unfavorable foreign exchange rate between the Mexican peso and the U.S. dollar. This effect is negatively impacting the translation of earnings from our McCormick de Mexico joint venture, and is also having a negative transaction impact on our purchase of soybean oil (a main ingredient for mayonnaise which is the leading product for this joint venture). For the six months ended May 31, 2012, the decrease of $5.5 million in income from unconsolidated operations is attributable mostly to McCormick de Mexico. For the full year 2012, we believe we will have at least a 20% decline in income from unconsolidated operations compared to the full year 2011.

The following table outlines the major components of the change in diluted earnings per share from 2011 to 2012:

	Three months ended May 31,	Six months ended May 31,
2011 Earnings per share – diluted	$0.55	$1.12
Higher operating income	.06	.07
Effect of lower tax rate	.02	.02
Lower unconsolidated income	(.02)	(.04)
Higher interest expense	(.01)	(.02)

2012 Earnings per share – diluted	$0.60	$1.15

RESULTS OF OPERATIONS – SEGMENTS

CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
(in millions)
Net sales	$568.8	$499.0	$1,102.9	$953.1
Percent growth	14.0%		15.7%
Operating income	88.6	77.0	170.0	163.9
Operating income margin	15.6%	15.4%	15.4%	17.2%

The 14.0% increase in sales in the second quarter of 2012 as compared to the second quarter of 2011 included a favorable impact of 10.1% from acquisitions and 1.3% unfavorable impact from foreign currency rates. Excluding acquisitions and the foreign currency impact, we grew sales 5.2%, with increased pricing of 4.4% and higher volume and product mix of 0.8%.

In the Americas, sales increased 6.2% in the second quarter of 2012, compared to the second quarter of 2011, including a 1.1% increase from the Kitchen Basics acquisition and a 0.4% decrease due to unfavorable foreign exchange rates. Excluding the Kitchen Basics acquisition and foreign exchange impact, we grew sales 5.5%. Sales rose 5.4% this period as a result of our pricing actions taken in the fourth quarter of 2011. During this period volume and product mix was about even with the second quarter of 2011. This was an improvement from the first quarter of 2012 when we reported a 1.4% decline in volume and product mix in the period immediately following our pricing action.

As consumers continue to adjust to the higher prices, we look for this stabilization in our core business to continue. We are supporting our brands with marketing activity in the U.S. behind everyday cooking and baking items, as well as programs for Hispanic consumers. Our new products are another important growth driver and have had early success with a number of items including Zatarain’s frozen Meals for Two, Grill Mates blends, marinades and barbeque sauces, as well as McCormick gourmet and McCormick recipe mixes that allow consumers to easily prepare wholesome, traditional meals for their families. In Canada, we have gained great retail acceptance for over 35 new products.

Second quarter 2012 sales in EMEA increased 26.5% compared to the second quarter of 2011, including 27.3% from the Kamis acquisition and an unfavorable impact of 5.5% from foreign exchange rates. Favorable volume and product mix increased sales by 3.5% while the impact from higher pricing added 1.2%. This was another period of improved sales results in our base business. The increase was primarily from higher volume and product mix in France, the U.K and smaller markets. Underpinning our sales growth is product innovation, including Recipe Inspirations, Slow Cookers and limited edition recipe mixes, along with a number of new dessert items. We are supporting these new items with brand marketing. Our initiatives behind new products and incremental marketing, along with distribution gains, are growing sales of our brands and helping drive positive category growth.

In the Asia/Pacific region, sales increased 66.2% in the second quarter of 2012, compared to the second quarter of 2011, with a 58.8% increase from the Kohinoor acquisition and a 2.5% increase coming from favorable foreign exchange rates. Excluding the acquisition and foreign currency impact, we grew sales 4.9% with 4.4% from pricing actions and higher volume and product mix adding 0.5%. Our business in the Asia/Pacific region tends to have more quarter-to-quarter variability due in part to the timing of holiday seasons and marketing programs. We had very strong performance in the first quarter of 2012 with consumer sales in this region up 20.7%, excluding the impact of Kohinoor and foreign currency. On this basis, sales for the first half of 2012 increased 12.5% with strong results in both China and Australia.

For the six months ended May 31, 2012, the total consumer business sales increase of 15.7% included 10.8% from acquisitions and 0.6% from unfavorable foreign exchange rates. The remaining 5.5% increase was driven by pricing actions which added 4.9% and higher volume and product mix which added 0.6%.

Second quarter 2012 operating income for our consumer business increased $11.6 million, or 15.1%, compared to the second quarter of 2011, which includes the impact of a $4 million increase in our brand marketing support. This is a significant improvement from the first quarter of 2012 when the year-on-year increase in material costs led to a 6.3% decline in operating income.

For the six months ended May 31, 2012, consumer business operating income increased by 3.7% compared to the same period of 2011. The growth in operating income was the result of higher sales and cost savings from CCI.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
(in millions)
Net sales	$415.2	$384.7	$787.8	$713.4
Percent increase	7.9%		10.4%
Operating income	32.7	32.3	63.9	56.0
Operating income margin	7.9%	8.4%	8.1%	7.8%

The 2012 second quarter sales increase of 7.9% from the second quarter of 2011 includes an unfavorable foreign exchange rate impact of 1.6%. Excluding this impact of foreign currency, sales increased 9.5%. Higher pricing added 5.8% to sales, while volume and product mix increased sales by 3.7%.

In the Americas, sales increased 9.2%, which included an unfavorable impact of 1.1% from foreign currency rates. Volume and product mix increased sales by 3.1%, while higher pricing added 7.2% to sales. During this period, the volume and product mix increase was led by new products and increased demand for customized seasoning blends for snacks and other products in the U.S., Canada and Mexico. For food service customers, volume and product mix was comparable to the results from the same period in the prior year.

Our second quarter 2012 industrial sales result in EMEA was a fourth consecutive quarter of strong sales growth. EMEA industrial sales increased 6.4%, and increased 12.1% excluding the impact from unfavorable foreign exchange rates. Volume and product mix was the primary driver, accounting for a 9.2% increase. Pricing actions added 2.9% to sales for the quarter. Demand from quick service restaurants remains robust and we are meeting this demand with products supplied from our operations in the U.K., Turkey and South Africa.

In the Asia/Pacific region, industrial sales increased 2.6% in the second quarter of 2012 compared to the second quarter of 2011, which included a favorable foreign exchange rate impact of 1.9%. Excluding this impact of foreign currency, sales increased 0.7%. Our industrial Asia/Pacific business has some quarter-to-quarter variability due in part to customer promotional activity and new product roll-outs. In local currency, when compared to the prior year, we grew sales 22.4% in the first quarter of 2012, followed by a 0.7% increase in the second quarter of 2012. Also in local currency, sales for the six months ended May 31, 2012 were up 10.4% with increases in China and in Australia of sales to our multi-national customers, including quick service restaurants that continue to expand in this region.

For the six months ended May 31, 2012, the total industrial business sales increase of 10.4% included 1.4% from unfavorable foreign exchange rates. Excluding the impact from foreign currency, the total increase was 11.8%, driven by favorable volumes and product mix of 6.3% and higher pricing of 5.5%.

Second quarter 2012 operating income for our industrial business increased $0.4 million compared to the second quarter of 2011. While we delivered strong sales growth and CCI cost savings, these gains were largely offset by factors that included a less favorable mix of sales and higher benefit costs.

For the six months ended May 31, 2012, industrial business operating income increased by 14.1% and operating income margin was 30 basis points higher than the first half of 2011. The growth in operating income was mostly the result of higher sales and cost savings from CCI. For the full year, we expect to achieve increases in both operating income and operating income margin for our industrial business.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2012	May 31, 2011	November 30, 2011
Notional value	$172.7	$225.5	$127.6
Unrealized (loss) gain	(1.0)	0.8	2.3

The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.

Interest Rate Risk

We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of May 31, 2012, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $17.9 million gain as of May 31, 2012, compared to an $18.9 million gain as of November 30, 2011. The change in fair values is due to changes in interest rates.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2012, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2011.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2012	2011
	(in millions)
Net cash provided by operating activities	$144.4	$36.3
Net cash used in investing activities	(34.9)	(33.1)
Net cash used in financing activities	(100.3)	(22.4)

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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the first half of 2012 cash flow from operations was $108.1 million higher than that from same period of 2011. The improvement was mainly due to a lower increase in inventory in the first six months of 2012 as compared to the first six months of the prior year. This improvement in cash flow was despite an unfavorable impact from a $16 million increase in our pension plan contributions in 2012 as compared to 2011.

At May 31, 2012 inventory levels declined from the preceding quarter. Part of this decrease was due to our working down the levels of certain strategic inventory. In addition, the steps that we have been taking with our new inventory management processes in North America to reduce our finished goods inventory have improved our working capital cash flow. While we anticipate further raw material and packaging cost inflation in 2012, we expect inventory levels to continue to improve.

Investing Cash Flow – The increase in cash outflow used for investing was the result of higher capital expenditures in the first half of 2012 as compared to the same period in 2011. We spent $35.2 million on capital expenditures in the first six months of 2012, compared to $33.4 million for the same period last year. Capital expenditures for the fiscal year 2012 are expected to be $100 to $110 million.

Financing Cash Flow – We used $100.3 million in cash flow for financing activities for the first six months of 2012 as compared to $22.4 million in cash flow used for financing activities for the same period last year. The primary reason for this variance is a decrease in net borrowings.

The following table outlines the activity in our share repurchase program for the six months ended May 31 (in millions):

	2012	2011
Number of shares of common stock	1.3	1.9
Dollar amount	$68.6	$89.2

As of May 31, 2012, $201 million remained of the $400 million share repurchase authorization.

During the six months ended May 31, 2012, we received proceeds of $29.6 million from exercised options compared to $31.1 million in the first half of last year. We increased dividends paid to $82.4 million for the first six months of 2012 compared to $74.3 million in the same period last year. Dividends paid in the first quarter of 2012 were declared on November 22, 2011.

Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 43.7% as of May 31, 2012, up from 37.6% at May 31, 2011 and slightly higher than 43.6% at November 30, 2011. The increase in debt-to-total capital at May 31, 2012 as compared to May 31, 2011 is due to an increase in total debt to help fund our Kamis, Kohinoor and Kitchen Basics acquisitions and decreases in equity due to foreign currency effects.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end May 31, 2012, we temporarily used $188.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At quarter-end May 31, 2011, we temporarily used $234.0 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2012 and May 31, 2011 were $456.6 million and $318.2 million, respectively. Total average debt outstanding for the six months ended May 31, 2012 and May 31, 2011 was $1,461.6 million and $1,173.2 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2012, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $19 million, inventory of approximately $18 million, goodwill of approximately $87 million and other comprehensive income of approximately $195 million since May 31, 2011. At May 31, 2012, the exchange rates for the Euro, the British pound sterling the Canadian dollar and Australian dollar were lower than at November 30, 2011. Exchange rate fluctuations resulted in decreases in accounts receivable of approximately $10 million, inventory of approximately $8 million, goodwill of approximately $43 million and other comprehensive income of approximately $76 million since November 30, 2011.

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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total contributions to our pension plans in 2012 of approximately $66 million, which compares to $42.7 million of contributions in 2011. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “believe” and “plan.” These statements may relate to items such as: the expected results of operations of businesses acquired by us, the expected impact of raw materials costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing and our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements and global economic conditions generally which would include the availability of financing, interest and inflation rates as well as foreign currency fluctuations, risks associated with our information technology systems and the threat of data breaches or cyber attacks, and other risks described in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

ITEM 1A.     RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and Part II, Item 1A to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and Part II, Item 1A to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012, in addition to the other information set forth in this report, are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Non-Voting Common Stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2012 to March 31, 2012	CS – 0 CSNV – 434,500	$ $	00.00 51.43	0 434,500	$205 million

April 1, 2012 to April 30, 2012	CS – 0 CSNV – 60,000	$ $	00.00 54.29	0 60,000	$202 million

May 1, 2012 to May 31, 2012	CS – 9,542 CSNV – 2,645	$ $	56.84 56.81	9,542 2,645	$201 million

Total	CS – 9,542 CSNV – 497,145	$ $	56.84 51.80	9,542 497,145	$201 million

As of May 31, 2012, approximately $201 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. The repurchase authorization has no expiration date.

ITEM 5.     OTHER INFORMATION

On June 26, 2012, the Board of Directors approved amendments to our By-Laws. The amendments, among other things, provide that an annual meeting for the election of directors and for the transaction of such other business as may be properly brought before the meeting shall be held on the date, and at the time and location, determined by the Board of Directors.

This description is qualified in its entirety by reference to the text of the amended and restated By-Laws filed as an Exhibit to this report, which are incorporated herein by reference.

ITEM 6.     EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number	Description

(3) (i)	Articles of Incorporation and By-Laws

	Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

	Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

(ii)	Bylaws

	By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2012	Filed herewith

(4) Instruments defining the rights of security holders, including indentures

(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

(ii)	Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.

(iii)	Indenture dated December 5, 2000 between McCormick and SunTrust Bank, incorporated by reference from Exhibit 4(iii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003.

(iv)	Indenture dated December 7, 2007 between McCormick and The Bank of New York, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

(v)	Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(vi)	Form of 5.20% Notes due 2015, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 1, 2005, File No. 0-748, as filed with the Securities and Exchange Commission on December 6, 2005.

(vii)	Form of 5.75% Notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

(viii)	Form of 5.25% Notes due 2013 (issued pursuant to an Indenture between McCormick and The Bank of New York Mellon, formerly known as The Bank of New York, as trustee, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.1 to McCormick’s Form 8-K on December 10, 2007, File No. 0-748), incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated September 3, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on September 4, 2008.

(ix)	Form of 3.90% Notes due 2021, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(10)	Material contracts

(i)	McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2009, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2010.*

(ii)	The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(iii)	The 1997 Stock Option Plan, in which officers and certain other management employees participate, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 19, 1997, File No. 0-748, as filed with the Securities and Exchange Commission on February 18, 1997, and incorporated by reference herein.*

(iv)	2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(v)	1999 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 16, 1999, File No. 0-748, as filed with the Securities and Exchange Commission on February 16, 1999, and incorporated by reference herein.*

(vi)	2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(vii)	Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(viii)	Deferred Compensation Plan, as restated on January 1,

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

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith

(32)   Section 1350 Certifications                                 Filed herewith

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; and (iv) Notes to the Condensed Consolidated Financial Statements.**

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

McCORMICK & COMPANY, INCORPORATED

Date: July 2, 2012	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: July 2, 2012	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller