Form 10-Q
period 2012-08-31
MCCORMICK & CO INC
filed 2012-09-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period August 31, 2012
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2012
Common Stock	12,398,974
Common Stock Non-Voting	120,116,397

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
Net sales	$977.7	$920.4	$2,868.4	$2,586.9
Cost of goods sold	586.0	555.9	1,733.0	1,543.5
Gross profit	391.7	364.5	1,135.4	1,043.4
Selling, general and administrative expense	247.5	236.1	757.4	695.1
Operating income	144.2	128.4	378.0	348.3
Interest expense	13.2	13.1	40.7	37.6
Other (expense) income, net	0.9	1.1	1.8	2.5
Income from consolidated operations before income taxes	131.9	116.4	339.1	313.2
Income taxes	33.0	31.2	93.8	91.7
Net income from consolidated operations	98.9	85.2	245.3	221.5
Income from unconsolidated operations	5.5	6.8	14.0	20.9
Net income	$104.4	$92.0	$259.3	$242.4
Earnings per common share – basic	$0.79	$0.69	$1.95	$1.83
Average shares outstanding – basic	132.7	132.6	132.8	132.7
Earnings per common share – diluted	$0.78	$0.69	$1.93	$1.81
Average shares outstanding – diluted	134.3	134.1	134.3	134.3
Cash dividends paid per common share	$0.31	$0.28	$0.93	$0.84
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	Aug 31, 2012	Aug 31, 2011	Nov 30, 2011
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$72.2	$52.2	$53.9
Trade accounts receivables, net	411.2	391.7	427.0
Inventories
Finished products	311.7	284.4	268.8
Raw materials and work-in-process	316.9	315.9	344.9
	628.6	600.3	613.7
Prepaid expenses and other current assets	107.4	119.1	128.3
Total current assets	1,219.4	1,163.3	1,222.9
Property, plant and equipment	1,297.1	1,244.3	1,269.2
Less: accumulated depreciation	(778.6)	(746.7)	(746.1)
Total property, plant and equipment, net	518.5	497.6	523.1
Goodwill, net	1,667.0	1,511.2	1,694.2
Intangible assets, net	345.4	236.0	350.0
Investments and other assets	306.7	306.5	297.6
Total assets	$4,057.0	$3,714.6	$4,087.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$229.0	$—	$217.0
Current portion of long-term debt	2.3	0.3	5.4
Trade accounts payable	317.5	303.2	366.6
Other accrued liabilities	353.8	336.0	404.3
Total current liabilities	902.6	639.5	993.3
Long-term debt	1,026.2	1,031.7	1,029.7
Other long-term liabilities	404.2	323.0	446.3
Total liabilities	2,333.0	1,994.2	2,469.3
Shareholders’ Equity
Common stock	325.2	298.1	303.5
Common stock non-voting	560.6	508.7	518.4
Retained earnings	909.6	785.7	838.8
Accumulated other comprehensive (loss) income	(89.5)	118.8	(59.0)
Non-controlling interest	18.1	9.1	16.8
Total shareholders’ equity	1,724.0	1,720.4	1,618.5
Total liabilities and shareholders’ equity	$4,057.0	$3,714.6	$4,087.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine Months Ended
	August 31,
	2012	2011
Cash flows from operating activities
Net income	$259.3	$242.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	76.8	73.2
Stock-based compensation	11.9	10.4
Income from unconsolidated operations	(14.0)	(20.9)
Changes in operating assets and liabilities	(91.9)	(233.0)
Dividends from unconsolidated affiliates	14.2	13.6
Net cash flow provided by operating activities	256.3	85.7
Cash flows from investing activities
Acquisition of business	—	(39.2)
Capital expenditures	(62.2)	(58.8)
Proceeds from sale of property, plant and equipment	0.7	0.7
Net cash flow used in investing activities	(61.5)	(97.3)
Cash flows from financing activities
Short-term borrowings, net	12.1	(0.3)
Long-term debt borrowings	—	251.5
Long-term debt repayments	(4.6)	(100.0)
Proceeds from exercised stock options	37.3	45.5
Common stock acquired by purchase	(98.2)	(89.2)
Dividends paid	(123.6)	(111.4)
Net cash flow used in financing activities	(177.0)	(3.9)
Effect of exchange rate changes on cash and cash equivalents	0.5	16.9
Increase in cash and cash equivalents	18.3	1.4
Cash and cash equivalents at beginning of period	53.9	50.8
Cash and cash equivalents at end of period	$72.2	$52.2
See notes to condensed consolidated financial statements (unaudited).

1.	ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented.
The results of consolidated operations for the three and nine month periods ended August 31, 2012 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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

In August 2012, we signed an agreement to purchase the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China. The completion of the acquisition is expected to occur in mid-2013, subject to regulatory approval. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. At the time of the execution of the agreement, annual sales of WAPC were approximately $115 million, which will be included in our consumer business segment following completion of the acquisition. We have agreed to acquire the company for approximately $141 million, subject to certain closing adjustments.
In September 2011, we entered into a joint venture with Kohinoor Foods Ltd. in India whereby we invested $113.0 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited (Kohinoor), which was financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment from the date of acquisition. Kohinoor sells branded basmati rice and other food products in India and had annual sales of approximately $85 million at the time of the formation of the joint venture. As of August 31, 2012, a preliminary valuation of the assets for Kohinoor resulted in $5.9 million allocated to tangible net assets, $48.9 million allocated to other intangible assets, $70.1 million allocated to goodwill and $11.9 million allocated to non-controlling interests.
In September 2011, we also purchased all of the outstanding shares of Kamis S.A. (Kamis), which produces and sells branded spices, seasonings and mustards in Poland. Kamis also distributes products into Russia and parts of Central and Eastern Europe and had annual net sales of approximately $105 million at the time of acquisition. The purchase price was $287.1 million, which was financed with a combination of cash and debt. Kamis is included in our consumer business segment from the date of acquisition. As of August 31, 2012, a preliminary valuation of the assets for Kamis resulted in $42.4 million allocated to tangible net assets, $77.8 million allocated to other intangible assets and $166.9 million allocated to goodwill.

In July 2011, we purchased the assets of Kitchen Basics, Inc. (Kitchen Basics) for $40.0 million, financed with a combination of cash and debt. Kitchen Basics sells a brand of ready-to-serve, shelf stable stock in North America with annual sales of approximately $25 million at the time of the acquisition. Kitchen Basics is included in our consumer business segment from the date of acquisition. During the third quarter of 2012, we completed the final valuation of the assets of Kitchen Basics which resulted in $6.4 million allocated to tangible net assets, $8.0 million allocated to other intangible assets and $25.6 million allocated to goodwill. This valuation was not significantly different than the preliminary valuation recorded in August 2011.
These three acquisitions added $42.7 million and $146.4 million to net sales for the three and nine months ended August 31, 2012, respectively. In the case of Kitchen Basics, these sales include the period up until July 2012.

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
As of August 31, 2012, the maximum time frame for our foreign exchange forward contracts is 15 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $2.2 million as a reduction of earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$16.6		—	—
Foreign exchange contracts	Other current assets	81.5	0.7	Other accrued liabilities	$100.0	$1.6
Total			$17.3			$1.6

As of August 31, 2011	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$18.9		—	—
Foreign exchange contracts	Other current assets	116.8	1.9	Other accrued liabilities	$239.8	$2.9
Total			$20.8			$2.9

As of November 30, 2011	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$18.9		—	—
Foreign exchange contracts	Other current assets	97.4	2.7	Other accrued liabilities	$30.2	$0.4
Total			$21.6			$0.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine month periods ending August 31, 2012 and 2011 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the 3 months ended August 31, 2012	For the 3 months ended August 31, 2011	For the 9 months ended August 31, 2012	For the 9 months ended August 31, 2011
Interest rate contracts	Interest expense	$1.1	$1.2	$3.5	$3.7

Cash Flow Hedges –
For the 3 months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2012	2011		2012	2011
Terminated interest rate contracts	—	$0.7	Interest expense	$(0.3)	$(0.3)
Foreign exchange contracts	$(1.5)	0.3	Cost of goods sold	0.1	(1.1)
Total	$(1.5)	$1.0		$(0.2)	$(1.4)

Cash Flow Hedges –
For the 9 months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2012	2011		2012	2011
Terminated interest rate contracts	—	$(0.2)	Interest expense	$(1.0)	$(1.0)
Foreign exchange contracts	(1.9)	(1.5)	Cost of goods sold	0.7	(2.7)
Total	$(1.9)	$(1.7)		$(0.3)	$(3.7)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of
		August 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72.2	$72.2	$—	$—
Insurance contracts	71.1	—	71.1	—
Bonds & other long-term investments	12.9	12.9	—	—
Interest rate derivatives	16.6	—	16.6	—
Foreign currency derivatives	0.7	—	0.7	—
Total	$173.5	$85.1	$88.4	$—
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6	$—

		Fair value measurements using fair value hierarchy As of
		August 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$52.2	$52.2	$—	$—
Insurance contracts	59.3	—	59.3	—
Bonds & other long-term investments	12.9	12.9	—	—
Interest rate derivatives	18.9	—	18.9	—
Foreign currency derivatives	1.9	—	1.9	—
Total	$145.2	$65.1	$80.1	$—
Liabilities
Foreign currency derivatives	$2.9	$—	$2.9	—

		Fair value measurements using fair value hierarchy As of
		November 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53.9	$53.9	$—	$—
Insurance contracts	59.1	—	59.1	—
Bonds & other long-term investments	12.3	12.3	—	—
Interest rate derivatives	18.9	—	18.9	—
Foreign currency derivatives	2.7	—	2.7	—
Total	$146.9	$66.2	$80.7	$—
Liabilities
Foreign currency derivatives	$0.4	$—	$0.4	$—
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

5.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, (in millions):

	United States		International
	2012	2011	2012	2011
Defined benefit plans
Service cost	$4.4	$3.8	$1.7	$1.6
Interest costs	8.0	7.6	3.1	3.1
Expected return on plan assets	(9.5)	(8.5)	(4.0)	(4.0)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	4.5	3.3	0.9	0.4
Total pension expense	$7.4	$6.2	$1.8	$1.2

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, (in millions):

	United States		International
	2012	2011	2012	2011
Defined benefit plans
Service cost	$13.1	$11.3	$5.1	$4.7
Interest costs	23.9	22.7	9.5	9.4
Expected return on plan assets	(28.3)	(25.5)	(12.1)	(11.9)
Amortization of prior service costs	—	—	0.3	0.3
Recognized net actuarial loss	13.6	10.0	2.7	1.7
Total pension expense	$22.3	$18.5	$5.5	$4.2

During the nine months ended August 31, 2012 and 2011, we made $61.7 million and $42.4 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in fiscal year 2011 were $42.7 million.

The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Other postretirement benefits
Service cost	$0.9	$1.0	$3.0	$2.9
Interest costs	1.1	1.1	3.6	3.3
Amortization of prior service costs	(1.0)	(1.5)	(3.0)	(4.5)
Amortization of losses	(0.1)	0.2	—	0.6
Total other postretirement expense	$0.9	$0.8	$3.6	$2.3

6.	STOCK-BASED COMPENSATION

The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Stock-based compensation expense	$3.3	$2.8	$11.9	$10.4

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

	2012	2011
Risk-free interest rates	0.1 - 2.2%	0.1 - 3.5%
Dividend yield	2.3%	2.4%
Expected volatility	16.5 - 21.6%	15.2 - 22.2%
Expected lives	6.1	6.4

The following is a summary of all stock option activity for the nine months ended August 31, 2012 and 2011:

	2012		2011
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6.6	$34.98	7.4	$32.01
Granted	0.8	54.24	0.9	47.40
Exercised	(1.7)	30.41	(1.4)	29.28
Outstanding at end of the period	5.7	39.31	6.9	34.77
Exercisable at end of the period	3.4	$34.78	4.5	$32.10
As of August 31, 2012 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $127.2 million and for exercisable options was $91.6 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2012 and 2011 was $42.5 million and $26.9 million, respectively.

The following is a summary of all of our RSU activity for the nine months ended August 31, 2012 and 2011:

	2012		2011
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	233	$43.23	289	$35.42
Granted	112	54.24	134	47.40
Vested	(146)	42.74	(183)	34.04
Forfeited	(6)	47.42	(3)	38.69
Outstanding at end of period	193	$49.84	237	$43.24

7.	INCOME TAXES

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2012.
In the third quarter of 2012, we repatriated $70.0 million of cash from foreign subsidiaries. This transaction will generate U.S. foreign tax credits due to the mix of foreign earnings that related to this cash. These U.S. foreign tax credits will reduce 2012 tax expense by approximately $8.9 million and reduced third quarter tax expense by $5.6 million.
Income taxes for the three months ended August 31, 2012 were impacted by the U.S. foreign tax credits described above and there were no discrete tax effects in the quarter. Income taxes for the nine months ended August 31, 2012 were impacted by the U.S. foreign tax credits described above and also by $1.4 million of discrete tax benefits. These discrete tax benefits were mainly due to the reversal of a portion of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary has established a pattern of profitability which resulted in us concluding during the quarter that a portion of the valuation allowance should be reversed. The effective tax rate for the three months and nine months ended August 31, 2011 includes $3.7 million and $4.5 million, respectively, in discrete tax benefits. These favorable effects include the adjustment of an estimate used in a prior year tax provision after the actual tax return was filed and the reversal of certain tax accruals based on new facts related to a prior year tax provision.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and in June 2012 we received Notices of Proposed Adjustments (NOPAs) for these tax years. We believe we have established appropriate deferred taxes or tax accruals under US GAAP for these issues in prior periods. While it is often difficult to predict the final outcome or the timing of resolution of uncertain tax positions, we believe that our unrecognized tax benefits reflect the most likely outcome. We will continue to update these unrecognized tax benefits, and the related interest, in light of changing facts and circumstances in the future.

8.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Average shares outstanding – basic	132.7	132.6	132.8	132.7
Effect of dilutive securities:
Stock options/Restricted Stock Units (RSUs)	1.6	1.5	1.5	1.6
Average shares outstanding – diluted	134.3	134.1	134.3	134.3

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2012 and 2011 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Anti-dilutive securities	0.2	0.7	0.5	0.4

The following table sets forth the common stock activity for the three and nine months ended August 31, 2012 and 2011 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Shares issued under stock option, employee stock purchase plans and RSUs	0.4	0.4	1.4	1.5
Shares repurchased in connection with the stock repurchase program	0.5	—	1.8	1.9
As of August 31, 2012, $171 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010.

9.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Net income	$104.4	$92.0	$259.3	$242.4
Net income attributable to non-controlling interest	0.4	0.3	1.6	0.7
Other comprehensive income (loss), (net of tax):
Unrealized components of pension plans, net of tax	0.4	5.9	7.8	6.9
Currency translation adjustments	38.8	(1.1)	(36.8)	114.4
Change in derivative financial instruments, net of tax	(1.3)	1.6	(1.5)	1.3
Comprehensive income	$142.7	$98.7	$230.4	$365.7
The other comprehensive income amounts in the table above are net of tax expense of $1.3 million and $1.5 million for the three months ended August 31, 2012 and 2011, respectively, and net of tax expense of $4.3 million and $2.1 million for the nine months ended August 31, 2012 and 2011, respectively.

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	August 31, 2012	August 31, 2011	November 30, 2011
Foreign currency translation adjustment	$144.2	$299.1	$180.9
Unrealized gain (loss) on foreign currency exchange contracts	(0.9)	(0.4)	1.1
Unamortized value of settled interest rate swaps	(4.6)	(5.0)	(5.0)
Pension and other postretirement costs	(228.2)	(174.9)	(236.0)
Accumulated other comprehensive (loss) income	$(89.5)	$118.8	$(59.0)

10.	BUSINESS SEGMENTS

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

	Consumer	Industrial	Total
		(in millions)
Three months ended August 31, 2012
Net sales	$568.3	$409.4	$977.7
Operating income	108.9	35.3	144.2
Income from unconsolidated operations	4.7	0.8	5.5
Three months ended August 31, 2011
Net sales	$522.0	$398.4	$920.4
Operating income	100.5	27.9	128.4
Income from unconsolidated operations	5.1	1.7	6.8
	Consumer	Industrial	Total
		(in millions)
Nine months ended August 31, 2012
Net sales	$1,671.2	$1,197.2	$2,868.4
Operating income	278.9	99.1	378.0
Income from unconsolidated operations	11.1	2.9	14.0
Nine months ended August 31, 2011
Net sales	$1,475.1	$1,111.8	$2,586.9
Operating income	264.4	83.9	348.3
Income from unconsolidated operations	15.6	5.3	20.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Strategy and Outlook
Our strategy is straightforward – we invest in the business to drive sales and profits and fund these investments with cost savings from our Comprehensive Continuous Improvement (CCI) program. This simple strategy has been the driver of our success and is our plan for growth in the future.
Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6%, increase operating income 7 to 9% and increase earnings per share 9 to 11%. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. While no new acquisitions are included in our 2012 sales projections, we expect a 4% increase in 2012 from acquisitions completed in 2011 and a favorable impact from our pricing actions, in response to higher material costs. As a result, we project 9 to 11% sales growth in local currency for 2012, with an estimated 2% reduction in growth from unfavorable currency exchange rates based on prevailing rates. Also in 2012, we expect to achieve earnings per share of $3.03 to $3.08. This estimate includes the anticipated benefit of higher sales and CCI cost savings in 2012, a favorable comparison to 2011 when $10.9 million of acquisition-related transaction costs were recorded and a more favorable income tax rate in 2012 compared to last year. We anticipate that the positive effect on profit from these items will be offset in part by higher material costs, with anticipated increases at a high single digit range, as well as $9 million of increased retirement benefit expense. In addition to increased sales and profit, our business generates strong cash flow (we generated $340 million in cash flow from operations in 2011). Long-term, we expect higher cash flow and more efficient asset utilization as we anticipate growth in net income and further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 26 years.
Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2011, we increased brand marketing by $20 million, or 12%, over the prior year to support additional digital marketing (one of our highest return investments in brand marketing), Hispanic products in the U.S. and other new products. We have planned increases of at least $15 million in incremental brand marketing support for 2012 over 2011 levels, with the majority already incurred through the first nine months of the year.

As an industry leader, McCormick brings innovative ideas to consumer and to industrial customers. For our consumer business, we using new products to build on our global growth platforms of spices and seasonings, and recipe mixes, as well as brands that are regional leaders, such as Vahine dessert items in France or Zatarain's in the U.S. For our spices and seasonings platform, our 2012 product innovation includes the introduction of Recipe Inspirations in Europe and Australia, expansion of Perfect Pinch and Perfect Shake blends, and new varieties of Grill Mates and grinders. New recipe mixes include varieties to prepare traditional meals, slow cooker blends, a "Naturals" line and in China, Family Classics and World Flavor varieties. Among our brands that are regional leaders, our 2012 new products include features such as convenience, ethnic flavors and economy items. Across all regions, we expect to launch 250 new consumer items in 2012. On the industrial side of our business, we are partnering with our customers to drive their growth through new product development. Customers often turn to McCormick for great taste as they work to improve the health profile of their products. Through the McCormick Science Institute, founded by McCormick in 2007, we are funding the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits. In 2012, we completed a new technical innovation center in Mexico and new flavor labs in the U.S. and U.K. We also broke ground in China to create our Asian center for technical innovation, similar to our centers for North America and EMEA, where we are developing on-trend, consumer preferred products.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.
Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $65 million in 2011, of which $45 million lowered cost of goods sold. In 2012, CCI-related cost savings are expected to exceed $50 million, with a large portion impacting our cost of goods sold.
While we continue to experience an environment of volatile costs for many raw and packaging materials, we have offset this impact with a combination of pricing and cost savings initiatives.

RESULTS OF OPERATIONS - COMPANY

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2012	2011	2012	2011
Net sales	$977.7	$920.4	$2,868.4	$2,586.9
Percent increase	6.2%		10.9%
Gross profit	$391.7	$364.5	$1,135.4	$1,043.4
Gross profit margin	40.1%	39.6%	39.6%	40.3%
The sales increase of 6.2% for the third quarter of 2012 included a 4.6% increase due to acquisitions and a 3.2% unfavorable impact from foreign currency exchange rates. Excluding acquisitions and the foreign currency impact, we grew sales 4.8%. This was mostly the result of pricing actions, which added 4.5% to net sales, taken in response to increased raw and packaging material costs. Volume and product mix rose 0.3% when compared to the prior year period. For the consumer business, sales increased 8.9%, which included a 3.1% unfavorable impact from foreign exchange rates. Acquisitions completed in 2011 accounted for 8.2% of the increase and the remaining increase was largely due to pricing actions. Also, for 2011, our consumer business in the Americas had an estimated $10 million benefit in third quarter sales from some customer buy-in in anticipation of a fourth quarter price increase. For the industrial business, net sales rose 2.8%, which included a 3.4% unfavorable impact from foreign exchange rates. Most of the industrial sales increase was the result of pricing actions with a 0.7% increase due to volume and mix.

Gross profit for the third quarter of 2012 increased by 7.5% over the comparable period from last year, and our gross profit margin improved by 50 basis points. Gross profit margin this quarter improved sharply from the first half of 2012, which saw our gross profit margin decline by 140 basis points from the first half of 2011. Our third quarter improvement reflects the favorable sales mix in our consumer segment and faster growth of the consumer segment versus the industrial segment. In addition, our pricing actions and CCI cost savings are offsetting the impact of higher material costs. For the full year 2012 we expect material cost increases to be in the high single-digit range.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2012	2011	2012	2011
Selling, general & administrative expense (SG&A)	$247.5	$236.1	$757.4	$695.1
Percent of net sales	25.4%	25.6%	26.4%	26.8%

The decrease in SG&A as a percent of net sales was primarily driven by a leveraging effect of our higher sales on these costs. Our marketing support spending this quarter was about even with the third quarter of 2011 (our third quarter 2011 marketing spending reflected a 27% increase from the prior year). For the nine months ended August 31, 2012, marketing support was $13.0 million or 10% higher than the prior period. For the full year 2012, we anticipate increasing our incremental marketing support by at least $15 million over the prior year.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2012	2011	2012	2011
Interest expense	$13.2	$13.1	$40.7	$37.6
Other (expense) income, net	0.9	1.1	1.8	2.5

With higher average debt balances due to our 2011 acquisitions, interest expense for the nine months ended August 31, 2012 was higher by $3.1 million than the same period in the prior year. The impact of higher average debt balances in 2012 compared to 2011 was partially offset by the impact of lower interest rates for 2012 compared to 2011. For the third quarter, the impact of higher average debt balances was almost completely offset by the impact of lower interest rates.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2012	2011	2012	2011
Income from consolidated operations before income taxes	$131.9	$116.4	$339.1	$313.2
Income taxes	33.0	31.2	93.8	91.7
Effective tax rate	25.0%	26.8%	27.7%	29.3%

In the third quarter of 2012, we repatriated $70.0 million of cash from foreign subsidiaries. This transaction will generate U.S. foreign tax credits due to the mix of foreign earnings that related to this cash. These U.S. foreign tax credits will reduce 2012 tax expense by approximately $8.9 million and reduced third quarter tax expense by $5.6 million.
Income taxes for the three months ended August 31, 2012 were impacted by the U.S. foreign tax credits described above and there were no discrete tax effects in the quarter. Income taxes for the nine months ended August 31, 2012 were impacted by the U.S. foreign tax credits described above and also by $1.4 million of discrete tax benefits. These discrete tax benefits were mainly due to the reversal of a portion of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary has established a pattern of profitability which resulted in us concluding during the quarter that a portion of the valuation allowance should be reversed. We are projecting a tax rate of approximately 28% for the fourth quarter of 2012. The effective tax rate for the three months and nine months ended August 31, 2011 includes $3.7 million and $4.5 million, respectively, in discrete tax benefits. These favorable effects include the adjustment of an estimate used in a prior year tax provision after the actual tax return was filed and the reversal of certain tax accruals based on new facts related to a prior year tax provision.

In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and in June 2012 we received Notices of Proposed Adjustments (NOPAs) for these tax years. We believe we have established appropriate deferred taxes or tax accruals under US GAAP for these issues in prior periods. While it is often difficult to predict the final outcome or the timing of resolution of uncertain tax positions, we believe that our unrecognized tax benefits reflect the most likely outcome. We will continue to update these unrecognized tax benefits, and the related interest, in light of changing facts and circumstances in the future.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2012	2011	2012	2011
Income from unconsolidated operations	$5.5	$6.8	$14.0	$20.9

Income from unconsolidated operations for the third quarter of 2012 decreased $1.3 million compared to the same period in 2011. Although the decline has moderated from the first half of 2012, it is still due in large part to the unfavorable foreign exchange rate between the Mexican peso and the U.S. dollar. This effect is negatively impacting the translation of earnings from our McCormick de Mexico joint venture, and is also having a negative transaction impact on our purchase of soybean oil (a main ingredient for mayonnaise which is the leading product for this joint venture). For the nine months ended August 31, 2012, the decrease of $6.9 million in income from unconsolidated operations is attributable mostly to McCormick de Mexico. For the full year 2012, we believe income from unconsolidated operations will be down approximately 20% compared to the full year 2011.
The following table outlines the major components of the change in diluted earnings per share from 2011 to 2012:

	Three months ended August 31,	Nine months ended August 31,
2011 Earnings per share – diluted	$0.69	$1.81
Higher operating income	0.08	0.15
Effect of lower tax rate	0.02	0.04
Lower unconsolidated income	(0.01)	(0.05)
Higher interest expense	—	(0.02)
2012 Earnings per share – diluted	$0.78	$1.93

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
(in millions)
Net sales	$568.3	$522.0	$1,671.2	$1,475.1
Percent growth	8.9%		13.3%
Operating income	108.9	100.5	278.9	264.4
Operating income margin	19.2%	19.3%	16.7%	17.9%
The 8.9% increase in sales in the third quarter of 2012 as compared to the third quarter of 2011 included a favorable impact of 8.2% from acquisitions and 3.1% unfavorable impact from foreign currency rates. Excluding acquisitions and the foreign currency impact, we grew sales 3.8%, with increased pricing of 3.7% and higher volume and product mix of 0.1%.
In the Americas, sales increased 4.4% in the third quarter of 2012, compared to the third quarter of 2011, including a 0.7% increase from the Kitchen Basics acquisition and a 0.6% decrease due to unfavorable foreign exchange rates. Excluding the Kitchen Basics acquisition and foreign exchange impact, we grew sales 4.3%. Sales rose 4.6% this period as a result of our pricing actions taken in the fourth quarter of 2011 and a more recent increase in the price of pepper. During this period volume and product mix was down 0.3% compared to the third quarter of 2011. In the third quarter of 2011 we estimated that customers purchased approximately $10 million of product in advance of a price increase, shifting sales into the third quarter of 2011 from the fourth quarter of 2011. Excluding this impact, third quarter 2012 volume and product mix were up about 3%

year-on-year, driven by new product activity and brand marketing support.
In the U.S., new McCormick recipe mixes are allowing consumers to easily prepare wholesome, traditional meals for their families. Our Zatarain's frozen Meals for Two has helped drive a 9% sales increase year-to-date for the brand. Grill Mates blends, marinades and barbeque sauces have led to an 8% year-to-date sales increase. In the fourth quarter we will be introducing Hispanic rice mixes, frozen Simply Asia entrees and a holiday multi-pack of small size extracts. In Latin America, we have developed and introduced value-priced condiments that are helping drive a 9% increase in our consumer sales in El Salvador through the first three quarters of 2012. In Canada, we have gained retail acceptance for over 37 new products, and expect sales of our 2012 new products to be double the sales of new product introduced in 2011.
Third quarter 2012 sales in EMEA increased 9.9% compared to the third quarter of 2011, including 21.8% from the Kamis acquisition and an unfavorable impact of 11.7% from foreign exchange rates. Unfavorable volume and product mix decreased sales by 1.6% while the impact from higher pricing added 1.4%. While a difficult environment persists in much of Europe where customers are under economic pressure, we are driving growth with new products and brand marketing support. Building upon our global platform of recipe mixes, we are having particular success with Bag'n Season, grinders and Vahine dessert items in France and Recipe Inspirations, Slow Cookers and limited edition recipe mixes in the UK.
In the Asia/Pacific region, sales increased 66.9% in the third quarter of 2012, compared to the third quarter of 2011, with a 55.2% increase from the Kohinoor acquisition and a 2.1% decrease coming from unfavorable foreign exchange rates. Excluding the acquisition and foreign currency impact, we grew sales 13.8% with 11.9% from higher volume and product mix and pricing actions adding 1.9%. Following a strong start to the year and a more modest increase in the second quarter, sales rebounded this period, illustrating the quarter-to-quarter variability we have seen in this region which is due in part to the timing of holiday seasons and marketing programs. Our consumer business in China drove this quarter's increase and sales in that country are up 20.1% in local currency for the nine months ended August 31, 2012 compared to the same period for the prior year.
For the nine months ended August 31, 2012, the total consumer business sales increase of 13.3% included 9.9% from acquisitions and 1.5% from unfavorable foreign exchange rates. The remaining 4.9% increase was driven by pricing actions which added 4.5% and higher volume and product mix which added 0.4%.
Third quarter 2012 operating income for our consumer business increased $8.4 million, or 8.4%, compared to the third quarter of 2011, driven primarily by sales growth. Pricing actions together with our CCI cost savings continue to provide an offset to the impact of higher material costs.
For the nine months ended August 31, 2012, consumer business operating income increased by 5.5% compared to the same period of 2011. The growth in operating income was the result of higher sales and cost savings from CCI.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
(in millions)
Net sales	$409.4	$398.4	$1,197.2	$1,111.8
Percent increase	2.8%		7.7%
Operating income	35.3	27.9	99.1	83.9
Operating income margin	8.6%	7.0%	8.3%	7.5%
The 2012 third quarter sales increase of 2.8% from the third quarter of 2011 includes an unfavorable foreign exchange rate impact of 3.4%. Excluding the impact of foreign currency, sales increased 6.2%. Higher pricing added 5.5% to sales, while volume and product mix increased sales by 0.7%.
In the Americas, sales increased 5.0%, which included an unfavorable impact of 2.0% from foreign currency rates. Pricing actions increased sales by 6.7%, while higher volume and product mix added 0.3% to sales. During this period, we grew sales of seasonings and flavors to a number of food manufacturers and also increased sales of branded items to food service distributors. However, we saw lower demand for our products sold to quick service restaurants.
Our third quarter 2012 industrial sales result in EMEA was a fifth consecutive quarter of strong sales growth. EMEA industrial sales increased 1.1%, or 10.7% excluding the impact from unfavorable foreign exchange rates. Volume and product mix was the primary driver, accounting for a 6.7% increase, while pricing actions added 4.0% to sales for the quarter. Demand from quick service restaurants remains robust and we are meeting this demand with products supplied from our operations in the U.K., Turkey and South Africa.
In the Asia/Pacific region, industrial sales decreased 5.8% in the third quarter of 2012 compared to the third quarter of 2011, which included an unfavorable foreign exchange rate impact of 1.4%. Excluding this impact of foreign currency, sales decreased 4.4%. This compares to 17% year-on-year sales growth in local currency for the third quarter of 2011. Our industrial Asia/Pacific business has some quarter-to-quarter variability due in part to customer promotional activity and new product roll-outs.We have been impacted by a lower level of promotional activity behind some of the quick service restaurant items we flavor in this region.
For the nine months ended August 31, 2012, the total industrial business sales increase of 7.7% included 2.1% from unfavorable foreign exchange rates. Excluding the impact from foreign currency, the total increase was 9.8%, driven by higher pricing of 5.5% and favorable volumes and product mix of 4.3%.

For the third quarter, operating income for the industrial business rose $7.4 million, or 27% compare to the third quarter of 2011, as a result of higher sales, CCI-related cost savings and operating expense leverage. In addition, customer pricing is better aligned with current material costs than in the third quarter of 2011 when pricing actions were still being implemented.
For the nine months ended August 31, 2012, industrial business operating income increased by 18.1% and operating income margin was 80 basis points higher than the same period of 2011. The growth in operating income was mostly the result of higher sales and cost savings from CCI. For the full year, we expect to achieve increases in both operating income and operating income margin for our industrial business.

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
The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2012	August 31, 2011	November 30, 2011
Notional value	$181.5	$356.6	$127.6
Unrealized (loss) gain	(0.9)	(1.0)	2.3
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of August 31, 2012, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $16.6 million accumulated gain as of August 31, 2012, compared to an $18.9 million accumulated gain as of November 30, 2011. The change in fair values is due to changes in interest rates.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2012, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2011.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2012	2011
	(in millions)
Net cash provided by operating activities	$256.3	$85.7
Net cash used in investing activities	(61.5)	(97.3)
Net cash used in financing activities	(177.0)	(3.9)
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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the first nine months of 2012 cash flow from operations was $170.6 million higher than the same period of 2011. This improvement was led by a lower increase in inventory in the first nine months of 2012 as compared to the first nine months of the prior year.
Our inventory levels continue to improve compared to the levels from the preceding year. Part of this improvement was due to our working down the levels of certain strategic inventory. In addition, the steps that we have been taking with our new inventory management processes in North America to reduce our finished goods inventory have improved our working capital cash flow. While we anticipate further raw material and packaging cost inflation in 2012, we expect inventory levels to continue to improve.
Investing Cash Flow – The decrease in cash outflow used for investing was the result of acquisitions of businesses in 2011. Last year, we spent $39.2 million in the acquisition of a business (see Note 2 for further details). For the first nine months of 2012, we have not spent any funds to acquire businesses. In addition, we spent $62.2 million on capital expenditures in the first nine months of 2012, compared to $58.8 million for the same period last year. Capital expenditures for the fiscal year 2012 are expected to be $100 to $110 million.
Financing Cash Flow – We used $177.0 million in cash flow for financing activities for the first nine months of 2012 as compared to $3.9 million in cash flow used for financing activities for the same period last year. The primary reason for this variance is a decrease in net borrowings.

The following table outlines the activity in our share repurchase program for the nine months ended August 31 (in millions):

	2012	2011
Number of shares of common stock	1.8	1.9
Dollar amount	$98.2	$89.2
As of August 31, 2012, $171 million remained of the $400 million share repurchase authorization.
During the nine months ended August 31, 2012, we received proceeds of $37.3 million from exercised options compared to $45.5 million in the first nine months of last year. We increased dividends paid to $123.6 million for the first nine months of 2012 compared to $111.4 million in the same period last year. Dividends paid in the first quarter of 2012 were declared on November 22, 2011.
Our ratio of debt-to-total capital (total capital includes debt and total shareholders’ equity) was 42.2% as of August 31, 2012, up from 37.5% at August 31, 2011, but lower than 43.6% at November 30, 2011. The increase in debt-to-total capital at August 31, 2012 as compared to August 31, 2011 is due to an increase in total debt to partially fund our Kamis, Kohinoor and Kitchen Basics acquisitions and decreases in equity due to foreign currency effects. The decrease in debt-to-total capital at August 31, 2012 as compared to November 30, 2011 is due to increases in equity from stock issuance and net income.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end August 31, 2012, we temporarily used $145.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At quarter-end August 31, 2011, we temporarily used $265.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2012 and August 31, 2011 were $441.2 million and $308.3 million, respectively. Total average debt outstanding for the nine months ended August 31, 2012 and August 31, 2011 was $1,456.2 million and $1,196.6 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2012, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than the same period last year. Exchange rate fluctuations resulted in a decrease in accounts receivable of approximately $15 million, inventory of approximately $12 million, goodwill of approximately $72 million and other comprehensive income of approximately $155 million since August 31, 2011. At August 31, 2012, the exchange rate for the Euro was lower than at November 30, 2011. This exchange rate fluctuation resulted in decreases in accounts receivable of approximately $4 million, inventory of approximately $2 million, goodwill of approximately $28 million and other comprehensive income of approximately $37 million since November 30, 2011.
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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” "anticipate," “believe” and “plan.” These statements may relate to items such as: the expected results of operations of businesses acquired by us, the expected impact of raw materials costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements and global economic conditions generally which would include the availability of financing, interest and inflation rates and investment return on retirement plan assets, as well as foreign currency fluctuations, risks associated with our information technology systems and the threat of data breaches or cyber attacks, and other risks described in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

ITEM 4.	CONTROLS AND PROCEDURES
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

ITEM 1.A	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and Part II, Item 1A to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2012 to June 30, 2012	CS – 0	$—	—	$201	million
	CSNV – 0	$—	—
July 1, 2012 to July 31, 2012	CS – 30,000	$60.85	30,000	$188	million
	CSNV – 189,750	$60.55	189,750
August 1, 2012 to August 31, 2012	CS – 5,000	$60.12	5,000	$171	million
	CSNV – 264,638	$60.38	264,638
Total	CS – 35,000	$60.75	35,000	$171	million
	CSNV – 454,388	$60.45	454,388
As of August 31, 2012, approximately $171 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. The repurchase authorization has no expiration date.

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(3)	(i)	Articles of Incorporation and By-Laws
		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.
	(ii)	Bylaws
		By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2012	Incorporated by reference from Exhibit 3(ii) of McCormick's Form 10-Q for the quarter ended May 31, 2012, File No. 1-14920, as filed with the Securities and Exchange Commission on July 2, 2012.

(4)	Instruments defining the rights of security holders, including indentures

(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; and (iv) Notes to the Condensed Consolidated Financial Statements.**

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

McCORMICK & COMPANY, INCORPORATED

Date: September 28, 2012	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

Date: September 28, 2012	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller