Form 10-K
period 2012-11-30
MCCORMICK & CO INC
filed 2013-01-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012
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
The aggregate market value of the voting Common Stock held by non-affiliates at May 31, 2012: $430,362,378
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2012: $6,763,764,240
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,446,261	December 31, 2012
Common Stock Non-Voting	120,231,834	December 31, 2012
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s April 3, 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”)	Part III

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
Business Segments
We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. In 2012, the consumer business contributed 60% of sales and 79% of operating income and the industrial business contributed 40% of sales and 21% of operating income.
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
Industrial Business. In our industrial business, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied both directly and indirectly through distributors. Among food manufacturers and foodservice customers, many of our relationships have been active for decades. We focus our resources on our strategic partners that we believe offer the greatest prospects for growth. Our range of products remains one of the broadest in the industry and includes seasoning blends, natural spices and herbs, wet flavors, coating systems and compound flavors. In addition to a broad range of flavor solutions, we strive to achieve customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
Our industrial business has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a limited range of flavor solutions.
For financial information about our business segments, please refer to “Management’s Discussion and Analysis–Results of Operations” and note 14 of the financial statements.

For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the financial statements.
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, rice, capsicums (red peppers and paprika), onion, soybean oil and wheat. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the United States and locally, for many of our international locations. We are not aware of any existing government restrictions or other factors that could be expected to have a material adverse effect on the availability of the raw materials used in our business. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
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
We have a large number of customers for our products. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2012, 2011 and 2010. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2012 and 2011, and 10% of consolidated sales in 2010. In 2012, 2011 and 2010 the top three customers in our industrial business represented between 50% and 53% of our global industrial sales.
The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Trademarks, Licenses and Patents
McCormick owns a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” “Kamis” and “Kohinoor” trademarks, would not have a materially adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as we deem them to be useful.
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
We also own various patents, none of which individually are material to our business.
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
Competition
McCormick competes in a marketplace that is global and highly competitive. Our strategies for competing in each of our segments include a focus on product innovation, price and value, product quality and customer intimacy. Additionally, in the consumer segment we focus on brand recognition and loyalty, effective advertising, promotional programs and the identification and satisfaction of consumer preferences.
Research and Development
Many of McCormick’s products are prepared from confidential formulas developed by our research laboratories and product development teams, and, in some cases, customer proprietary formulas. Expenditures for research and development were $57.8 million in 2012, $58.1 million in 2011, and $52.7 million in 2010. The amount spent on customer-sponsored research activities is not material.
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on McCormick’s business. There were no material capital expenditures for environmental control facilities in fiscal year 2012, and there are no material expenditures planned for such purposes in fiscal year 2013.
Employees
McCormick had approximately 9,000 full-time employees worldwide as of November 30, 2012. Including the impact of part-time employees worldwide, we had approximately 9,500 employees as of November 30, 2012. We believe our relationship with employees to be good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,350 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations
For information on the net sales and long-lived assets of McCormick by geographic area, see note 14 of the financial statements.
Foreign Operations
McCormick is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties, dividends and exchange rate fluctuations. Approximately 40% of sales in fiscal year 2012 were from non-U.S. operations. For information on how McCormick manages some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by us, the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities and our expectations regarding purchasing shares of our common stock under the existing authorizations.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by external factors such as: damage to our reputation or brand name, business interruptions due to natural disasters or similar unexpected events, actions of competitors, customer relationships and financial condition, the ability to achieve expected cost savings and margin improvements, the successful acquisition and integration of new businesses, fluctuations in the cost and availability of raw and packaging materials, changes in regulatory requirements, and global economic conditions generally which would include the availability of financing, interest and inflation rates and investment return on retirement plan assets, as well as foreign currency fluctuations, risks associated with our information technology systems, the threat of data breaches or cyber attacks and other risks described herein under Part I, Item 1A “Risk Factors.”
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

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves risks, including the risks described below. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.
Damage to our reputation or brand name, loss of brand relevance, increase in private label use by customers or consumers, or product quality or safety concerns could negatively impact us.
Our reputation for manufacturing high-quality products is widely recognized. In order to safeguard that reputation, we have adopted rigorous quality assurance and quality control procedures which are designed to ensure conformity to specification and compliance with law. We also continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships, or failure to adequately protect the relevance of our brands, which may lead to customers or consumers purchasing other brands or private label items that may or may not be manufactured by us, could have a material negative impact on our financial condition and results of operations. From time to time, our customers evaluate their mix of branded and private label product offerings. If a significant portion of our branded business was switched to private label, it could have a significant impact on our consumer business.

The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products causes injury or illness. A product recall or an adverse result in any such litigation could cause consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, and have a negative effect on our business and financial results. Negative publicity about these concerns, whether or not valid, may discourage consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our reputation or brands.
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
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, pepper, rice, capsicums (red pepper and paprika), onion, soybean oil and wheat. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
The food industry is intensely competitive. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. Such pressures could reduce our ability to take appropriate remedial action to address commodity and other cost increases.
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
We may not be able to successfully consummate and manage ongoing acquisition, joint venture and divestiture activities which could have an impact on our results.
From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities and indemnities and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks.
Our foreign operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2012, approximately 40% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
We had total outstanding short-term borrowings of $140 million at an average interest rate of approximately 0.4% on November 30, 2012. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate increases will not have a material negative impact on our business, financial position, or operating results.
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
We hold investments in equity and debt securities in our qualified defined benefit pension plans and in a rabbi trust for our U.S. non-qualified pension plan. Deterioration in the value of plan assets resulting from a general financial downturn or otherwise, or an increase in the actuarial valuation of the plans liability due to a low interest rate environment, could cause (or increase) an underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.
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
Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack.

Our information technology systems are critically important to operating our business efficiently. We rely on our information technology systems to manage our business data, communications, supply chain, order entry and fulfillment,and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control. We invest in security technology to protect our data and business processes against risk of data security breaches and cyber attacks. While we believe these measures are adequate in preventing security breaches and in reducing cybersecurity risks and we have yet to experience any breach, a breach or successful attack could have a negative impact on our operations or business reputation.

The global nature of our business and the resolution of tax disputes create volatility in our effective tax rate.

As a global business, our tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, acquisitions and dispositions, adjustments to our reserves related to uncertain tax positions, changes in valuation allowances and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. and that will be taxable.

In addition, significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, the positions are uncertain. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

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
Gretna, Louisiana–consumer and industrial
South Bend, Indiana–industrial and consumer
Atlanta, Georgia–industrial
Commerce, California–consumer
Irving, Texas–industrial
Canada:
London, Ontario–consumer and industrial
Mexico:
Cuautitlan de Romero Rubio–industrial
United Kingdom:
Haddenham, England–consumer and industrial
Littleborough, England–industrial
France:
Carpentras–consumer and industrial
Monteux–consumer and industrial

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
We believe our plants are well maintained and suitable for their intended use. We further believe that these plants generally have adequate capacity or the ability to expand, and can accommodate seasonal demands, changing product mixes and additional growth.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our or their property is the subject.
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have disclosed in note 16 of the financial statements the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2012 was $63.22 per share for the Common Stock and $63.53 per share for the Common Stock Non-Voting.
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 31, 2012 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,100
Common Stock Non-Voting, no par value	10,200

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2012 to September 30, 2012	CS-25,800 CSNV-138,763	$62.28 $62.93	25,800 138,763	$161 million
October 1, 2012 to October 31, 2012	CS-2,615 CSNV-204,760	$62.42 $62.19	2,615 204,760	$147 million
November 1, 2012 to November 30, 2012	CS-0 CSNV-152,175	$00.00 $62.57	0 152,175	$137 million
Total	CS-28,415 CSNV-495,698	$62.29 $62.52	28,415 495,698	$137 million
As of November 30, 2012, approximately $137 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstance, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2012, we issued 1,468,911 shares of CSNV in exchange for shares of CS and issued 118,614 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and ratio data)	2012	2011	2010	2009	2008
For the Year
Net sales	$4,014.2	$3,697.6	$3,336.8	$3,192.1	$3,176.6
Percent increase	8.6%	10.8%	4.5%	0.5%	8.9%
Operating income	578.3	540.3	509.8	466.9	376.5
Income from unconsolidated operations	21.5	25.4	25.5	16.3	18.6
Net income	407.8	374.2	370.2	299.8	255.8
Per Common Share
Earnings per share–diluted	$3.04	$2.79	$2.75	$2.27	$1.94
Earnings per share–basic	3.07	2.82	2.79	2.29	1.98
Common dividends declared	1.27	1.15	1.06	0.98	0.90
Closing price, non-voting shares–end of year	64.56	48.70	44.01	35.68	29.77
Book value per share	12.83	12.17	11.00	10.19	8.17
At Year-End
Total assets	$4,165.4	$4,087.8	$3,419.7	$3,387.8	$3,220.3
Current debt	392.6	222.4	100.4	116.1	354.0
Long-term debt	779.2	1,029.7	779.9	875.0	885.2
Shareholders’ equity	1,700.2	1,618.5	1,462.7	1,343.5	1,062.8
Other Financial Measures
Percentage of net sales
Gross profit	40.3%	41.2%	42.5%	41.6%	40.6%
Operating income	14.4%	14.6%	15.3%	14.6%	11.9%
Capital expenditures	$110.3	$96.7	$89.0	$82.4	$85.8
Depreciation and amortization	102.8	98.3	95.1	94.3	85.6
Common share repurchases	132.2	89.3	82.5	—	11.0
Total debt-to-EBITDA	1.66	1.88	1.39	1.71	2.48
Average shares outstanding
Basic	132.7	132.7	132.9	130.8	129.0
Diluted	134.3	134.3	134.7	132.3	131.8

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2010, we had the benefit of the reversal of a significant tax accrual and, in 2008 and 2009, restructuring charges were recorded. Also, in 2008 an impairment charge of $29.0 million was recorded to reduce the value of the Silvo® brand. Related to the acquisition of Lawry’s in 2008, we recorded a gain. The net impact of these items is reflected in the following table:

(millions except per share data)	2012	2011	2010	2009	2008
Operating income	—	—	—	$(16.2)	$(45.6)
Net income	—	—	$13.9	(10.9)	(26.2)
Earnings per share–diluted	—	—	0.10	(0.08)	(0.20)

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
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retail outlets, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and industrial as described in Item 1 of this report.
Our strategy for growth is to increase sales and profit by investing in the business and fueling that investment with our Comprehensive Continuous Improvement - CCI - cost savings. CCI is our ongoing initiative to improve productivity and reduce costs throughout the organization. Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect similar contributions to sales growth largely from three sources: 1) our base business–driven by brand marketing support, expanded distribution and category growth; 2) product innovation; and 3) acquisitions. In addition to fueling sales growth, our CCI program is contributing to higher operating income and earnings per share.
Our business generates strong cash flow and we have a balanced use of cash, funding dividends, which we have increased in each of the past 27 years, capital expenditures, acquisitions and share repurchases. Each year, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
In 2012, our financial results were at or above these long-term goals. Sales grew 9%, exceeding the long-term objective of 4% to 6%, due to increased pricing taken in response to significant increases in raw and packaging material costs, as well as incremental sales from three acquisitions completed in 2011. The increase in operating income of 7%, was within our long-term goal, but below our expectations of 9% to 11% growth in 2012. Earnings per share rose 9% to $3.04 from $2.79 in 2011. This growth was achieved with the increase in operating income and a favorable income tax rate, offset in part by lower income from unconsolidated operations which were under pressure from unfavorable foreign currency exchange rates, primarily the Mexican peso.
We generated strong cash flow in 2012. Net cash provided by operating activities reached a $455 million, a 34% increase from $340 million in 2011. In addition to higher net income, inventory was unchanged in 2012 in contrast to a significant increase in 2011 that was driven by higher costs, strategic inventory purchases and acquisitions.
Along with our solid financial performance, there were a number of important accomplishments in 2012, which included:

•	We launched more than 250 branded products for our consumer business and across both businesses, new products launched in the past three years added 8% to 2012 sales.

•	Due in part to acquisitions completed in 2011, sales in emerging markets rose 47% to reach 14% of net sales, an increase from 10% in the prior year.

•	CCI cost savings reached $56 million.

RESULTS OF OPERATIONS—2012 COMPARED TO 2011

	2012	2011
Net sales	$4,014.2	$3,697.6
Percent growth	8.6%	10.8%

Sales for the fiscal year rose 8.6% from 2011 with strong growth in both of our consumer and industrial businesses. Pricing actions, taken in response to increased raw material and packaging costs, added 4.4% to sales. The incremental impact of acquisitions completed in 2011 accounted for a 4.3% increase to sales, and increased volume and product mix in the base business added 1.4% to sales. The impact of foreign exchange rates was unfavorable in 2012, reducing sales 1.5%.

	2012	2011
Gross profit	$1,617.8	$1,522.5
Gross profit margin	40.3%	41.2%
In 2012, gross profit increased 6.3%, however our gross profit margin declined 90 basis points. In fiscal year 2012, we were able to offset the dollar impact of a high single digit increase in raw material and packaging costs with our pricing actions and CCI cost savings. In 2012, CCI cost savings totaled $56 million of which $39 million lowered cost of goods sold. While pricing and CCI cost savings offset the dollar impact of increased material costs, the net impact of these factors caused downward pressure on gross profit as a percentage of net sales. Margins were further pressured by our mix of sales in 2012, as sales in international markets grew at a faster rate than in the U.S., where our gross profit margin is higher due to larger scale and less complexity.
In 2013 we expect material cost inflation to moderate to an increase of approximately 3%. Due to the low interest rate environment, retirement benefit expense is expected to increase by $22 million in 2013. About 40% of this increase is expected to impact cost of goods sold.

	2012	2011
Selling, general & administrative expense (SG&A)	$1,039.5	$982.2
Percent of net sales	25.9%	26.6%
Selling, general and administrative expenses increased 5.8% in 2012 from 2011, but decreased as a percentage of net sales for those same time periods. The decrease in SG&A as a percent of net sales was primarily driven by a leveraging effect of our higher sales on these costs. We had a benefit from CCI cost savings that lowered SG&A $17 million in 2012 and a favorable comparison to 2011 when SG&A included $10.9 million of transaction costs related to completed acquisitions, while 2012 had only $1.7 million of such costs.
During 2012, we increased brand marketing support by $11.0 million to $198.3 million. A large portion of this increase was in digital marketing, which is one of our highest return investments in brand marketing support.
In 2013, due to the low interest rate environment, retirement benefit expense is expected to increase by $22 million. About 60% of this increase is expected to impact SG&A.

	2012	2011
Interest expense	$54.6	$51.2
Other income, net	2.4	2.3
Interest expense for 2012 was higher than the prior year. The impact of higher average debt balances in 2012 compared to 2011 was partially offset by the impact of lower interest rates for 2012 compared to 2011. The higher average debt balances in 2012 were due to the acquisitions completed late in 2011.

	2012	2011
Income from consolidated operations before income taxes	$526.1	$491.4
Income taxes	139.8	142.6
Effective tax rate	26.6%	29.0%
In 2012, we repatriated $70.0 million of cash from foreign subsidiaries. This transaction generated U.S. foreign tax credits due to the mix of foreign earnings that related to this cash. These U.S. foreign tax credits reduced 2012 tax expense by $9.7 million and were the major driving factor in a reduction in the tax rate for 2012 as compared to the prior year.
Discrete tax benefits in 2012 were $2.0 million compared to $0.8 million in 2011. The increase in 2012 is mainly due to the reversal of a portion of a valuation allowance originally established against a subsidiary's net operating losses. This subsidiary has established a pattern of profitability which resulted in us concluding that a portion of the valuation allowance should be reversed.

In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we held discussions with the IRS on certain issues and in October 2012 we received proposed adjustments for these tax years. In November 2012 we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We believe we have established appropriate deferred taxes or tax accruals under US GAAP for these issues in prior periods. While it is often difficult to predict the final outcome or the timing of resolution of uncertain tax positions, we believe that our unrecognized tax benefits reflect the most likely outcome. We will continue to update these unrecognized tax benefits, and the related interest, in light of changing facts and circumstances in the future.
In addition, see note 10 of the financial statements for a reconciliation of the U.S. federal statutory tax rate with the effective tax rate.

	2012	2011
Income from unconsolidated operations	$21.5	$25.4
Income from unconsolidated operations decreased $3.9 million in 2012 compared to 2011. Most of this decrease is attributable to our largest joint venture, McCormick de Mexico, which was negatively impacted by an unfavorable foreign exchange rate between the Mexican peso an the U.S. dollar for most of 2012. While this business grew sales 6%, profits were also pressured by higher soybean oil cost (a main ingredient for mayonnaise which is the leading product for this joint venture). This situation began in the fourth quarter of 2011 and the year-on-year impact in the fourth quarter of 2012 had eased.
In 2012, our McCormick de Mexico joint venture represented 59% of the sales and 82% of the net income of our unconsolidated joint ventures. We own a 26% share in our Eastern Condiments joint venture and on average own 50% of our other unconsolidated joint ventures.
We reported diluted earnings per share of $3.04 in 2012, compared to $2.79 in 2011. The following table outlines the major components of the change in diluted earnings per share from 2011 to 2012:

2011 Earnings per share—diluted	$2.79
Increased operating income	0.20
Decrease in tax rate	0.10
Decrease in income from unconsolidated operations	(0.03)
Higher interest expense	(0.02)
2012 Earnings per share—diluted	$3.04
Consumer Business

	2012	2011
Net sales	$2,415.3	$2,199.9
Percent growth	9.8%	10.0%
Operating income	456.1	428.4
Operating income margin	18.9%	19.5%
We grew consumer business sales 9.8% in 2012 when compared to 2011, which included a 7.2% increase from acquisitions completed in 2011. The remaining increase was driven by higher pricing which added 3.7% and volume and product mix which added 0.3%. Unfavorable foreign exchange rates reduced sales by 1.4%.
In the Americas, consumer business sales rose 4.0%, primarily as a result of pricing actions which added 4.5%. These pricing actions, taken in response to an increase in material costs, went into effect late in fiscal year 2011. Our 2011 acquisition of Kitchen Basics® added 0.8% to sales, volume and product mix reduced sales by 1.1% and foreign exchange rates reduced sales by 0.2%. While higher prices had an unfavorable impact on volume and product mix, we offset this in part with our initiatives to drive growth through new product introductions and brand marketing. In 2012, our new product launches included a line of gourmet recipe mixes, authentic Hispanic recipe mixes, Zatarain's frozen Dinners for Two, new varieties of Grill Mates, and in Canada, Club House brand grinders. A portion of our incremental brand marketing support was in support of our new products. We also increased our digital marketing activity, which offers a more personal way to interact with consumers. Recipe views at www.mccormick.com rose 30% in 2012 and our Facebook fan base grew to 1.5 million. In 2011, we reported that an estimated $10 million in sales shifted from the first quarter of 2011 into the fourth quarter of 2010, as a result of customer purchases in advance of a late 2010 price increase.

In Europe, the Middle East and Africa (EMEA), consumer business sales increased 15.3%, with our 2011 acquisition of Kamis adding 16.9% to sales. Unfavorable foreign currency decreased sales 5.7%. In local currency and excluding the impact of acquisitions, we grew sales 4.1% with 2.9% from volume and product mix and 1.2% from pricing actions. During 2012, we successfully completed the integration of Kamis and sales from this Poland-based business benefited from particular strength in its subsidiary in Russia. For the base business in EMEA, strong execution behind product innovation, brand marketing and new distribution enabled us to achieve growth in a difficult economic environment. We have moved to a masterbrand approach to gain synergies and efficiencies in product development and brand marketing support across our country-specific brands. New products introduced in 2012 included Bag 'n Season®, Grill Mates®, Recipe Inspirations® and a number of Vahiné brand dessert items.
In the Asia/Pacific region, sales rose 65.3%. The impact of our 2011 Kohinoor joint venture added 53.8% to sales and favorable foreign exchange rates added 0.4%. We grew sales in local currency, excluding the impact of Kohinoor, 11.1% with 7.7% from volume and product mix and 3.4% from pricing. This increase was driven by China where we achieved rapid sales growth of 23.1% based largely on increased consumer demand. In our other market, Australia, we grew sales 2.9% despite a difficult competitive environment, due in part to new product activity.
Consumer business operating income rose to $456.1 million from $428.4 million in 2011, a 6.4% increase. The growth in operating income was the result of higher sales and CCI savings. Also, operating income in 2011 included the impact of $10.9 million of transaction costs related to the completion of acquisitions that year. In 2012, we invested $13.2 million in additional brand marketing support. Operating income margin was 18.9% in 2012 compared to 19.5% in 2011. This reduction is due in part to the mix of business across regions, as sales in international markets grew at a faster rate than in the U.S., where our profit margin is higher due to larger scale and less complexity.
Industrial Business

	2012	2011
Net sales	$1,598.9	$1,497.7
Percent growth	6.8%	11.9%
Operating income	122.2	111.9
Operating income margin	7.6%	7.5%
Sales for the industrial business grew 6.8% from 2011. Pricing actions taken to offset the impact of higher material costs added 5.3%, while volume and product mix added 3.1% and unfavorable foreign exchange rates decreased sales 1.6%. Both food manufacturers and foodservice customers continue to have an interest in products that feature all natural ingredients, reduced sodium and other healthy attributes. These types of projects accounted for more than 30% of our product development activity during 2012.
In the Americas, we grew industrial business sales 8.2%, with 6.4% from pricing actions and a 2.8% increase from favorable volume and product mix, partially offset by a decrease of 1.0% from unfavorable foreign exchange rates. We grew sales of seasonings and flavors to a number of food manufacturers and also increased sales of branded items to foodservice distributors. However, for the quick service restaurant industry, we saw lower demand for our products and less customer-driven innovation during this period.
In EMEA, industrial business sales rose 5.5%, with a strong 7.7% increase in volume and product mix, as well as a 3.6% increase from pricing actions. These were partially offset by unfavorable foreign exchange rates that reduced sales by 5.8%. Demand from quick service restaurants remains robust, and we are meeting this demand with products that we supply from our facilities in the U.K., Turkey and South Africa.
Industrial business sales in the Asia/Pacific region rose 1.1%. Higher pricing added 2.4% and favorable foreign exchange rates added 1.2%, while volume and product mix declined 2.5%. By comparison, volume and product mix for our industrial business in the Asia/Pacific region rose 10.7% in 2011 and included a significant impact from new product introductions and regional expansion by quick service restaurants. While we did not have a similar incremental benefit from new product and customer promotion activity in 2012, we believe this part of our business continues to offer long-term growth.
Industrial business operating income increased to $122.2 million from $111.9 million in 2011, a 9.2% increase. The growth in operating income was driven largely by higher sales and cost savings from CCI. Our industrial business operating income margin ended 2012 at 7.6% compared to 7.5% in 2011.

RESULTS OF OPERATIONS—2011 COMPARED TO 2010

	2011	2010
Net sales	$3,697.6	$3,336.8
Percent growth	10.8%	4.5%
Sales for the fiscal year rose 10.8% from 2010 with double-digit growth in both of our consumer and industrial businesses. Our pricing actions, which were taken to offset the impact of steep increases in material costs, added 4.6% to sales, and favorable foreign exchange rates increased sales another 2.1%. New product introductions, expanded distribution and brand marketing support led to favorable volume and product mix, which combined, added 2.5% to sales. Acquisitions added 1.6% to sales.

	2011	2010
Gross profit	$1,522.5	$1,417.7
Gross profit margin	41.2%	42.5%
In 2011, gross profit increased 7.4%, however our gross profit margin declined 130 basis points. In fiscal year 2011, we experienced a double digit increase in raw material and packaging costs. While we were able to offset the dollar impact of these costs with our pricing actions and CCI cost savings, the net impact of these factors caused downward pressure on gross profit as a percentage of net sales. In addition, we had a negative effect on gross margin from product and segment mix in the year. Product mix was unfavorable in our industrial business with an increased demand for ingredients and weak demand for branded foodservice products during this period. Unfavorable segment mix was due to the higher sales growth rate of our industrial business, which has lower gross margin than our consumer business. CCI cost savings totaled $65 million in 2011, of which $45 million lowered cost of goods sold.

	2011	2010
Selling, general & administrative expense (SG&A)	$982.2	$907.9
Percent of net sales	26.6%	27.2%
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
During 2011, we increased brand marketing support by $20.1 million or 12%. A portion of this increase was in digital marketing, which is one of our highest return investments in brand marketing support. We nearly doubled our digital marketing in the past year, including a program behind Grill Mates in the U.S. that contributed to a 7% unit increase in 2011. We also increased support behind our Hispanic products in the U.S., which included television and a sampling program. This helped drive a 9% increase in sales of Hispanic products which exceeded $100 million for the first time in 2011.

	2011	2010
Interest expense	$51.2	$49.3
Other income, net	2.3	2.2
Interest expense for 2011 was higher than the prior year. This was caused by higher average debt balances, due to our acquisitions in 2011 and a slightly higher weighted-average interest rate.

	2011	2010
Income from consolidated operations before income taxes	$491.4	$462.7
Income taxes	142.6	118.0
Effective tax rate	29.0%	25.5%
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
In addition, see note 10 of the financial statements for a reconciliation of the U.S. federal statutory tax rate with the effective tax rate.

	2011	2010
Income from unconsolidated operations	$25.4	$25.5
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
We own a 26% share in our Eastern Condiments joint venture and on average own 50% of our other unconsolidated joint ventures. In 2011, sales of these joint ventures grew 32% to $709 million (at 100% of these businesses) with many products marketed under the McCormick name. The Eastern Condiments joint venture added 18%, while existing joint ventures increased sales by 14%.
We reported diluted earnings per share of $2.79 in 2011, compared to $2.75 in 2010. The following table outlines the major components of the change in diluted earnings per share from 2010 to 2011:

2010 Earnings per share—diluted	$2.75
2010 Reversal of significant tax accrual	(0.10)
Increased operating income	0.16
Increase in tax rate	(0.02)
Higher interest expense	(0.01)
Effect of lower shares outstanding	0.01
2011 Earnings per share—diluted	$2.79
Consumer Business

	2011	2010
Net sales	$2,199.9	$1,999.0
Percent growth	10.0%	4.6%
Operating income	428.4	402.4
Operating income margin	19.5%	20.1%
We grew consumer business sales 10.0% in 2011 when compared to 2010. Higher pricing added 5.1% and favorable foreign exchange rates added 1.8%. Volume and product mix rose 3.1%, which included a 2.6% increase from acquisitions in 2011.

In the Americas, consumer business sales rose 8.2%, primarily as a result of pricing actions which added 6.0%. Our acquisition of Kitchen Basics added 1.1% to sales, other increases in volume and product mix added 0.4% and favorable foreign exchange rates added 0.7%. Increased pricing unfavorably impacted volume and product mix during 2011. In addition, an estimated $10 million in sales shifted from the first quarter of 2011 into the fourth quarter of 2010, as a result of customer purchases in advance of a late 2010 price increase. However, the impact of these reductions to volume and product mix were more than offset by a favorable impact of product innovation, brand marketing support and expanded distribution. New products introduced in 2011 included new Recipe Inspirations, grinders, Grill Mates and reduced sodium dry seasoning mixes. We had particular success with new Zatarain’s frozen entrees which helped contribute to a 40% increase in sales of Zatarain’s frozen products. A portion of our incremental brand marketing support was directed toward a new advertising campaign for dry seasoning mixes, a Hispanic marketing program that included sampling, and a digital marketing program behind Grill Mates which contributed to a 7% unit increase in Grill Mates sales. New distribution was gained for both brand and private label items in a variety of retail channels that included grocery, warehouse clubs, dollar stores and drug chains.
In Europe, the Middle East and Africa (EMEA), consumer business sales increased 13.5%. Our acquisition of Kamis added 6.5% to sales, favorable foreign exchange rates added 4.2% and pricing actions added 2.8%. In our largest market, France, we achieved solid growth with higher pricing, which was slightly offset by lower volume and product mix. We introduced nearly 40 new products in this market, including an organic line of Ducros spices and herbs and a number of Vahiné dessert items, and gained new distribution with a large grocery retailer. A highly competitive retail environment in the U.K. made sales growth in this market a challenge, even with the introduction of new products and distribution gains into smaller store formats with a major customer. We adapted to this environment by redirecting a portion of our brand marketing support to emphasize the value of our products, accelerating the introduction of new products and working to achieve secondary placement of our brand in retail stores. Export sales into developing markets contributed to growth in 2011 and we improved results in smaller markets such as Spain and Portugal, which experienced significant declines in 2010.
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
Consumer business operating income increased $26.0 million to $428.4 million, a 6.5% increase from 2010. The profit impact of higher sales and CCI savings were offset in part by increased material costs. We also funded an increased investment in brand marketing support which rose $15 million in 2011, including a $4 million increase that related to acquisitions. Profit from our 2011 acquisitions had a minimal impact on 2011 operating income during a period of integration. In 2011, we recorded $10.9 million of transaction costs related to acquisitions completed in 2011, which lowered operating income margin by 0.5%. Operating income margin was 19.5% in 2011 compared to 20.1% in 2010.
Industrial Business

	2011	2010
Net sales	$1,497.7	$1,337.8
Percent growth	11.9%	4.4%
Operating income	111.9	107.4
Operating income margin	7.5%	8.0%
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
In EMEA, industrial business sales rose 12.3%, with a 5.8% increase from favorable volume and product mix, 2.9% from pricing actions and 3.6% from favorable foreign exchange rates. As in 2010, demand from quick service restaurants was high and continued to be the key sales driver in this region. We had particular strength in the sales of products that we manufacture in our facilities in the U.K., Turkey and South Africa for these customers, and supported their expansion in Russia and the Middle East.
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

NON-GAAP FINANCIAL MEASURES
The tables below include financial measures of net income and diluted earnings per share excluding the benefit of the reversal of a significant tax accrual in 2010. There were no adjustments to 2012 or 2011 financial results. This is a non-GAAP financial measure which is prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
In 2010 our discrete tax benefits included a $13.9 million reversal of a tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures. We are treating this $13.9 million discrete tax benefit as a non-GAAP adjustment to our diluted earnings per share. We are providing non-GAAP results that exclude the impact of this reversal as the item to which it relates was recorded as a restructuring charge, and it allows for a better comparison of 2010 financial results to 2011 and 2012. When we had restructuring charges in periods prior to 2010 we used non-GAAP financial measures to display earnings exclusive of these restructuring charges.

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

	2012	2011	2010
Net income	$407.8	$374.2	$370.2
Reversal of significant tax accrual	—	—	(13.9)
Adjusted net income	$407.8	$374.2	$356.3
% increase versus prior year	9.0%	5.0%	14.7%
Earnings per share—diluted	$3.04	$2.79	$2.75
Reversal of significant tax accrual	—	—	(0.10)
Adjusted earnings per share—diluted	$3.04	$2.79	$2.65
% increase versus prior year	9.0%	5.3%	12.8%

In addition to the non-GAAP measures for net income and diluted earnings per share, we use total debt to earnings before interest, tax, depreciation and amortization (EBITDA) as a measure of leverage. EBITDA and the ratio of total debt to EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to EBITDA, excluding the temporary impact from acquisition activity, is 1.5 to 1.7. We believe that total debt to EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

We define EBITDA as net income plus expenses of interest, income taxes, depreciation and amortization. The following table reconciles our EBITDA to our net income:

	2012	2011	2010
Net income	$407.8	$374.2	$370.2
Depreciation and amortization	102.8	98.3	95.1
Interest expense	54.6	51.2	49.3
Income tax expense	139.8	142.6	118.0
EBITDA	$705.0	$666.3	$632.6

Total debt	$1,171.8	$1,252.1	$880.3

Total debt/EBITDA	1.66	1.88	1.39

LIQUIDITY AND FINANCIAL CONDITION

	2012	2011	2010
Net cash provided by operating activities	$455.0	$340.0	$387.5
Net cash used in investing activities	(109.0)	(537.5)	(129.7)
Net cash provided by (used in) financing activities	(324.3)	187.8	(261.1)
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, increase our dividend, fund capital projects and make share repurchases when appropriate. In 2013, we expect to continue our share repurchase activity and use a portion of our cash flow from operations to help fund our acquisition of Wuhan Asia-Pacific Condiments Co., Ltd., which is expected to close mid-year.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.

The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2012, the exchange rates for the Canadian dollar, Australian dollar, Polish zloty and British pound sterling were slightly higher versus the U.S. dollar compared to 2011. At November 30, 2012, the exchange rate for the Euro and Indian rupee versus the U.S. dollar were lower than at November 30, 2011.
Operating Cash Flow– When 2012 is compared to 2011, the increase in operating cash flow was led by a small decrease in inventory, whereas in 2011 we had a significant increase in inventory. In addition, we generated cash from higher net income in 2012. Our total pension contributions were $104.3 million in 2012 as compared to $42.7 million in 2011, which provided a partial offset to the increases noted above.
When 2011 is compared to 2010, the decrease in operating cash flow was driven by a higher level of inventory in 2011 as compared to the prior year. The increase in inventory in 2011 was largely due to an increase in our strategic positions for a number of spices and herbs and the higher cost impact of raw materials from inflation. These uses of operating cash were partially offset by a higher level of cash generated from improved net income in 2011. Our total pension contributions were $42.7 million in 2011 as compared to $49.5 million in 2010.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2012	2011	2010
Cash Conversion Cycle	82.1	86.2	77.3
The decrease in CCC from 2011 to 2012 is mainly due to a decrease in our days in inventory as a result of decreased strategic raw material inventory. The increase in CCC from 2010 to 2011 is largely due to an increase in our days in inventory. In the future we expect to continue to reduce CCC by decreasing our days in inventory.
Investing Cash Flow– The changes in cash used in investing activities from 2010 to 2012 were primarily due to fluctuations in cash used for acquisition of businesses and joint venture interests in 2011 and 2010 with no acquisitions in 2012. We invested $441.4 million and $46.9 million in acquisitions and joint venture interests in 2011 and 2010, respectively. See note 2 of the financial statements for further details of these acquisitions. Capital expenditures were $110.3 million in 2012, $96.7 million in 2011 and $89.0 million in 2010. We expect 2013 capital expenditures to be slightly above depreciation and amortization expense.
Financing Cash Flow– The change in cash flow from financing activities from 2010 to 2012 is primarily due to a change in net borrowings. In 2012, we repaid borrowings of $80.5 million, including short-term borrowings of $76.6 million. In 2011, we issued $250 million of 3.90% notes due 2021, with net cash proceeds received of $247.5 million. The net proceeds from this offering were used to fund in part our acquisition of Kamis. In 2011, we also increased our short-term borrowings by $216.7 million and repaid $100.0 million in long-term debt. In 2010, we repaid borrowings of $114.0 million, which included short-term borrowings of $99.6 million and $14.4 million in long-term debt.
The following table outlines the activity in our share repurchase programs (in millions):

	2012	2011	2010
Number of shares of common stock	2.4	1.9	2.0
Dollar amount	$132.2	$89.3	$82.5
In June 2010, our Board of Directors authorized a new share repurchase program to purchase up to $400 million of our outstanding shares. In September 2010, we completed a $400 million share repurchase program authorized by the Board in June 2005. As of November 30, 2012, $137 million remained of the new share repurchase program.
The common stock issued in 2012, 2011 and 2010 relates to our stock compensation plans.

Our dividend history over the past three years is as follows:

	2012	2011	2010
Total dividends paid	$164.7	$148.5	$138.2
Dividends paid per share	1.24	1.12	1.04
Percentage increase per share	10.7%	7.7%	8.3%
In November 2012, the Board of Directors approved a 9.7% increase in the quarterly dividend from $0.31 to $0.34 per share. During the past five years, dividends per share have risen at a compound annual rate of 9.1%.

	2012	2011	2010
Total debt/EBITDA	1.66	1.88	1.39

The changes in our total debt to EBITDA from 2010 to 2012 are mainly due to changes in our debt in conjunction with acquisition activity and subsequent reduction of that debt. In 2011, we increased our debt levels to help fund our Kohinoor, Kamis and Kitchen Basics acquisitions. During 2012, the debt associated with these acquisitions was reduced to bring our total debt to EBITDA within our target range of 1.5 to 1.7.
Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At year-end, we temporarily used $165.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2012 and 2011 were $417.2 million and $344.0 million, respectively. The total average debt outstanding for the years ended November 30, 2012 and 2011 was $1,422.2 million and $1,261.5 million, respectively.

In November 2012, we entered into a total of $50 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $50 million of fixed rates notes by August 2013. We intend to issue fixed rate notes in 2013 to retire the $250 million of notes that are coming due in September 2013. We intend to cash settle these swap agreements upon issuance of the fixed rate notes thereby effectively locking in the interest rate in effect at the time the swap agreements were initiated. The fixed rate of these agreements is 1.90%. We have designated these forward starting interest rate swap agreements, which expire on August 28, 2013, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the fixed rate notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material in the year.
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
Credit and Capital Markets– While global and European credit markets have stabilized in 2012, the global economy is still fragile. The following summarizes the more significant impacts of credit and capital markets on our business:

CREDIT FACILITIES– Cash flows from operating activities are our primary source of liquidity for funding growth, dividends and capital expenditures. For 2012, the second half of 2010 and the first half of 2011, we also used this cash to make share repurchases. In the first half of 2010, we used operating cash flow to pay down debt incurred in the Lawry’s acquisition and did not repurchase shares. In the second half of 2011, we used operating cash flow to help fund our 2011 acquisitions of Kamis, Kohinoor and Kitchen Basics. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements. Our major revolving credit facility has a total committed capacity of $600 million, which expires in 2016. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $55.5 million as of November 30, 2012. We engage in regular communication with all of the banks participating in our credit facilities. During these communications none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See also note 5 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS– We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $104.3 million in 2012, $42.7 million in 2011 and $49.5 million in 2010. Our cash contributions in 2012 include a $35 million contribution made late in the fiscal year to bring the pension plan's funding status within company guidelines. It is expected that the 2013 total pension plan contributions will be approximately $45 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all plans, approximately 60% of assets are invested in equities, 30% in fixed income investments and 10% in other investments. See also note 8 of the financial statements which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES– See the subsequent section of this MD&A under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

In August 2012, we signed an agreement to purchase the assets of Wuhan Asia-Pacific Condiments Co., Ltd. (WAPC), a privately held company based in China. The completion of the acquisition is expected to occur in mid-2013, subject to regulatory approval, and will be included in our consumer business segment. We have agreed to acquire the company for approximately $141 million, subject to certain closing adjustments.
In 2011, we purchased the assets of Kitchen Basics, Inc., based in the U.S., for $40 million and the shares of Kamis S.A., based in Poland for $287 million. Both deals are consumer businesses and were financed with a combination of cash and debt. We also completed a joint venture with Kohinoor Foods Ltd. In India. We invested $113 million for an 85% interest in Kohinoor Speciality Foods India Private Limited, financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment. See note 2 of the financial statements for further details of these acquisitions.
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
Foreign Exchange Risk– We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee, Thai baht, Swiss franc and the British pound sterling versus the Euro. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2012, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in France, the U.K., Poland, Canada and Australia. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.
The following table summarizes the foreign currency exchange contracts held at November 30, 2012. All contracts are valued in U.S. dollars using year-end 2012 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2012

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$25.9	1.27	$(0.6)
British pound sterling	U.S. dollar	9.2	1.58	(0.1)
Canadian dollar	U.S. dollar	29.6	1.00	(0.2)
Australian dollar	U.S. dollar	4.8	1.02	(0.1)
Polish zloty	U.S. dollar	10.0	3.42	(0.8)
U.S. dollar	Swiss franc	46.4	0.93	0.2
U.S. dollar	Euro	20.2	1.29	0.1
U.S. dollar	British pound sterling	18.4	1.60	—
British pound sterling	Euro	19.6	0.80	0.4

We have a number of smaller contracts with an aggregate notional value of $4.7 million to purchase or sell other currencies, such as the Swiss franc and the Singapore dollar as of November 30, 2012. The aggregate fair value of these contracts was $0.1 million at November 30, 2012.
Included in the table above are $84.9 million notional value of contracts that have durations of less than 7 days that are used to hedge short-term cash flow funding. Remaining contracts have durations of one to twelve months.
At November 30, 2011, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Thai baht with a notional value of $127.6 million, all of which matured in 2012. The aggregate fair value of these contracts was $2.3 million at November 30, 2011.
Interest Rate Risk– Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2012 and 2011. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEAR OF MATURITY AT NOVEMBER 30, 2012

	2013	2014	2015	2016	Thereafter	Total	Fair value
Debt
Fixed rate	$252.2	$2.0	$200.8	$0.2	$556.3	$1,011.5	$1,161.4
Average interest rate	5.25%	5.26%	5.21%	11.94%	5.15%	—	—
Variable rate	$140.7	$1.7	$0.4	$0.5	$4.1	$147.4	$147.4
Average interest rate	0.43%	7.77%	7.77%	7.77%	7.77%	—	—
YEAR OF MATURITY AT NOVEMBER 30, 2011

	2012	2013	2014	2015	Thereafter	Total	Fair value
Debt
Fixed rate	$1.0	$252.0	$0.9	$200.0	$555.0	$1,008.9	$1,120.8
Average interest rate	4.13%	5.24%	4.13%	5.20%	5.14%	—	—
Variable rate	$221.4	$0.3	$0.4	$0.5	$6.3	$228.9	$228.9
Average interest rate	0.22%	7.83%	7.83%	7.83%	7.83%	—	—
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
Commodity Risk– We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, rice, capsicums (red peppers and paprika), onion, soybean oil and wheat. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2012:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$140.3	$140.3	—	—	—
Long-term debt	1,018.6	252.6	$204.9	$251.5	$309.6
Operating leases	85.1	23.5	34.9	16.3	10.4
Interest payments	255.2	47.9	68.9	60.2	78.2
Raw material purchase obligations(a)	233.2	233.2	—	—	—
Other purchase obligations(b)	18.9	15.1	3.8	—	—
Total contractual cash obligations	$1,751.3	$712.6	$312.5	$328.0	$398.2

(a)	Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(b)	Other purchase obligations primarily consist of advertising media commitments and electricity contracts.
In 2013, our pension and postretirement contributions are expected to be approximately $45 million. Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.6	$0.6	—	—	—
Standby and trade letters of credit	59.2	59.2	—	—	—
Total commercial commitments	$59.8	$59.8	—	—	—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2012 and 2011.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2012, we had $1,695.3 million of goodwill recorded in our balance sheet ($1,551.0 million in the consumer segment and $144.3 million in the industrial segment). Our testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a discounted cash flow model or relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. As of November 30, 2012, we had $256.1 million of brand name assets and trademarks recorded in our balance sheet and none of the balances exceed their estimated fair values. We intend to continue to support our brand names.
Below is a table which outlines the book value of our major brand names and trademarks as of November 30, 2012:

Zatarain’s	$106.4
Lawry’s	48.0
Kamis	39.9
Kohinoor	21.5
Simply Asia/Thai Kitchen	18.7
Other	21.6
Total	$256.1
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time which will result in changes to the original estimate. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions. We evaluate our uncertain tax positions in accordance with the U.S. GAAP guidance for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Management has recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.

Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2013 pension and postretirement benefit expense by approximately $20 million. A 1% increase or decrease in the expected return on plan assets would impact 2013 pension expense by approximately $8 million. In addition, see the preceding sections of MD&A and note 8 of the financial statements for a discussion of these assumptions and the effects on the financial statements.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2012.
Our internal control over financial reporting as of November 30, 2012 has been audited by Ernst & Young LLP.

Alan D. Wilson

Chairman, President & Chief Executive Officer

Gordon M. Stetz, Jr.

Executive Vice President & Chief Financial Officer

Kenneth A Kelly, Jr.

Senior Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2012 and 2011 and the related consolidated income statements, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2012, and our report dated January 25, 2013 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2012 and 2011, and the related consolidated income statements, statements of shareholders’ equity, and cash flow statements for each of the three years in the period ended November 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2013 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 25, 2013

CONSOLIDATED INCOME STATEMENT

for the year ended November 30 (millions except per share data)	2012	2011	2010
Net sales	$4,014.2	$3,697.6	$3,336.8
Cost of goods sold	2,396.4	2,175.1	1,919.1
Gross profit	1,617.8	1,522.5	1,417.7
Selling, general and administrative expense	1,039.5	982.2	907.9
Operating income	578.3	540.3	509.8
Interest expense	54.6	51.2	49.3
Other income, net	2.4	2.3	2.2
Income from consolidated operations before income taxes	526.1	491.4	462.7
Income taxes	139.8	142.6	118.0
Net income from consolidated operations	386.3	348.8	344.7
Income from unconsolidated operations	21.5	25.4	25.5
Net income	$407.8	$374.2	$370.2
Earnings per share–basic	$3.07	$2.82	$2.79
Earnings per share–diluted	$3.04	$2.79	$2.75
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

at November 30 (millions)	2012	2011
Assets
Cash and cash equivalents	$79.0	$53.9
Trade accounts receivable, less allowances of $4.0 for 2012 and $4.5 for 2011	465.9	427.0
Inventories	615.0	613.7
Prepaid expenses and other current assets	125.5	128.3
Total current assets	1,285.4	1,222.9
Property, plant and equipment, net	547.3	523.1
Goodwill	1,695.3	1,694.2
Intangible assets, net	323.5	350.0
Investments and other assets	313.9	297.6
Total assets	$4,165.4	$4,087.8
Liabilities
Short-term borrowings	$140.3	$217.0
Current portion of long-term debt	252.3	5.4
Trade accounts payable	375.8	366.6
Other accrued liabilities	419.2	404.3
Total current liabilities	1,187.6	993.3
Long-term debt	779.2	1,029.7
Other long-term liabilities	498.4	446.3
Total liabilities	2,465.2	2,469.3
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2012–12.4 shares, 2011–12.4 shares	332.6	303.5
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2012–120.1 shares, 2011–120.5 shares	575.6	518.4
Retained earnings	934.6	838.8
Accumulated other comprehensive loss	(159.9)	(59.0)
Non-controlling interests	17.3	16.8
Total shareholders’ equity	1,700.2	1,618.5
Total liabilities and shareholders’ equity	$4,165.4	$4,087.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT

for the year ended November 30 (millions)	2012	2011	2010
Operating activities
Net income	$407.8	$374.2	$370.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.8	98.3	95.1
Stock-based compensation	20.2	13.0	11.9
Loss (gain) on sale of assets	0.8	0.8	(0.1)
Deferred income taxes	24.3	38.0	10.5
Income from unconsolidated operations	(21.5)	(25.4)	(25.5)
Changes in operating assets and liabilities:
Trade accounts receivable	(38.8)	(8.6)	(38.2)
Inventories	1.2	(111.3)	(26.8)
Trade accounts payable	8.2	49.3	10.5
Other assets and liabilities	(65.6)	(104.5)	(38.1)
Dividends received from unconsolidated affiliates	15.6	16.2	18.0
Net cash provided by operating activities	455.0	340.0	387.5
Investing activities
Acquisitions of businesses and joint venture interests	—	(441.4)	(46.9)
Capital expenditures	(110.3)	(96.7)	(89.0)
Proceeds from sale of property, plant and equipment	1.3	0.6	6.2
Net cash used in investing activities	(109.0)	(537.5)	(129.7)
Financing activities
Short-term borrowings, net	(76.6)	216.7	(99.6)
Long-term debt borrowings	0.8	252.0	—
Long-term debt repayments	(4.7)	(101.1)	(14.4)
Proceeds from exercised stock options	53.1	58.0	73.6
Common stock acquired by purchase	(132.2)	(89.3)	(82.5)
Dividends paid	(164.7)	(148.5)	(138.2)
Net cash (used in) provided by financing activities	(324.3)	187.8	(261.1)
Effect of exchange rate changes on cash and cash equivalents	3.4	12.8	14.6
Increase in cash and cash equivalents	25.1	3.1	11.3
Cash and cash equivalents at beginning of year	53.9	50.8	39.5
Cash and cash equivalents at end of year	$79.0	$53.9	$50.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2009	12.3	119.5	$634.0	$591.5	$109.1	$8.9	$1,343.5
Comprehensive income:
Net income				370.2			370.2
Net income attributable to non-controlling interest						0.6	0.6
Currency translation adjustment					(108.5)	0.1	(108.4)
Change in derivative financial instruments, net of tax of $1.2					(0.1)		(0.1)
Unrealized components of pension plans, net of tax of $3.6					(4.2)		(4.2)
Comprehensive income							258.1
Dividends				(141.3)			(141.3)
Dividends attributable to non-controlling interest						(0.6)	(0.6)
Stock-based compensation			11.9				11.9
Shares purchased and retired	(1.5)	(2.3)	(38.8)	(119.5)			(158.3)
Shares issued, including tax benefit of $17.5	3.8	1.3	149.4				149.4
Equal exchange	(2.1)	2.1					—
Balance, November 30, 2010	12.5	120.6	$756.5	$700.9	$(3.7)	$9.0	$1,462.7
Comprehensive income:
Net income				374.2			374.2
Net income attributable to non-controlling interest						0.8	0.8
Currency translation adjustments					(3.9)	(4.3)	(8.2)
Change in derivative financial instruments, net of tax of $1.0					2.8		2.8
Unrealized components of pension plans, net of tax of $26.8					(54.2)		(54.2)
Comprehensive income							315.4
Non-controlling interest of acquired business						11.9	11.9
Dividends				(152.5)			(152.5)
Dividends attributable to non-controlling interest						(0.6)	(0.6)
Stock-based compensation			13.0				13.0
Shares purchased and retired	(0.3)	(1.8)	(12.6)	(83.8)			(96.4)
Shares issued, including tax benefit of $12.5	1.4	0.5	65.0				65.0
Equal exchange	(1.2)	1.2					—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2011	12.4	120.5	$821.9	$838.8	$(59.0)	$16.8	$1,618.5
Comprehensive income:
Net income				407.8			407.8
Net income attributable to non-controlling interest						1.9	1.9
Currency translation adjustments					(14.6)	(0.9)	(15.5)
Change in derivative financial instruments, net of tax of $0.6					(1.8)		(1.8)
Unrealized components of pension plans, net of tax of $42.4					(84.5)		(84.5)
Comprehensive income							307.9
Dividends				(168.4)			(168.4)
Dividends attributable to non-controlling interest						(0.5)	(0.5)
Stock-based compensation			20.2				20.2
Shares purchased and retired	(0.6)	(2.4)	(25.5)	(143.6)			(169.1)
Shares issued, including tax benefit of $13.3	2.0	0.6	91.6				91.6
Equal exchange	(1.4)	1.4					—
Balance, November 30, 2012	12.4	120.1	$908.2	$934.6	$(159.9)	$17.3	$1,700.2
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
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $20.5 million of software during the year ended November 30, 2012, $17.3 million during the year ended November 30, 2011 and $13.3 million during the year ended November 30, 2010.
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
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $94.8 million, $89.4 million and $77.7 million for 2012, 2011 and 2010, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $57.8 million, $58.1 million and $52.7 million for 2012, 2011 and 2010, respectively.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $198.3 million, $187.3 million and $167.2 million for 2012, 2011 and 2010, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include consumer promotions, point of sale materials and sampling programs. Advertising costs include the development, production and communication of advertisements through print, television, radio, digital and in-store displays. These advertisements are expensed in the period in which they first run. Advertising expense was $86.2 million, $77.2 million and $71.7 million for 2012, 2011 and 2010, respectively.
Recently Issued Accounting
Pronouncements
In June 2011, the FASB issued ASU No. 2011-5 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This new accounting pronouncement is effective for our first quarter of 2013, and we do not expect any material impact on our financial statements from adoption.

2.  ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.

In August 2012, we signed an agreement to purchase the assets of Wuhan Asia-Pacific Condiments Co., Ltd. (WAPC), a privately held company based in China. The completion of the acquisition is expected to occur in mid-2013, subject to regulatory approval. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. At the time of the execution of the agreement, annual sales of WAPC were approximately $115 million, which will be included in our consumer business segment following completion of the acquisition. We have agreed to acquire the company for approximately $141 million, subject to certain closing adjustments.

In September 2011, we entered into a joint venture with Kohinoor Foods Ltd. in India whereby we invested $113.0 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited (Kohinoor), which was financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment from the date of acquisition. Kohinoor sells branded basmati rice and other food products in India and had annual sales of approximately $85 million at the time of the formation of the joint venture. During the fourth quarter of 2012, we completed the final valuation of the assets for Kohinoor which resulted in $6.0 million allocated to tangible net assets, $40.7 million allocated to other intangible assets, $78.2 million allocated to goodwill and $11.9 million allocated to non-controlling interests.
In September 2011, we also purchased all of the outstanding shares of Kamis S.A. (Kamis), which produces and sells branded spices, seasonings and mustards in Poland. Kamis also distributes products into Russia and parts of Central and Eastern Europe and had annual net sales of approximately $105 million at the time of acquisition. The purchase price was $287.1 million, which was financed with a combination of cash and debt. Kamis is included in our consumer business segment from the date of acquisition. During the fourth quarter of 2012, we completed the final valuation of the assets for Kamis which resulted in $41.3 million allocated to tangible net assets, $59.3 million allocated to other intangible assets and $186.5 million allocated to goodwill.
In July 2011, we purchased the assets of Kitchen Basics, Inc. (Kitchen Basics) for $40.0 million, financed with a combination of cash and debt. Kitchen Basics sells a brand of ready-to-serve, shelf stable stock in North America with annual sales of approximately $25 million at the time of the acquisition. Kitchen Basics is included in our consumer business segment from the date of acquisition. During the third quarter of 2012, we completed the final valuation of the assets of Kitchen Basics which resulted in $6.4 million allocated to tangible net assets, $8.0 million allocated to other intangible assets and $25.6 million allocated to goodwill. We expect goodwill to be deductible for tax purposes.
The completion of the final valuations of Kohinoor, Kamis and Kitchen Basics in 2012 did not result in material changes from the preliminary purchase price allocations so retrospective adjustments to prior financial statements were not necessary.
In November 2010, we completed our purchase of a 26% non-controlling interest in Eastern Condiments Private Limited (Eastern) in cash for a total cost of $37.7 million. Eastern, based in India, sells branded spices, seasonings and other related food products in India and the Middle East.
During the year ended November 30, 2012, we recorded $1.7 million in transaction-related expenses associated with the WAPC acquisition expected to be completed next year in selling, general and administrative expenses in our income statement. For the year ended November 30, 2011 and 2010, we recorded $10.9 million and $0.1 million, respectively, in transaction-related expenses associated with acquisitions completed in those years.
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
Proforma financial information for the acquisitions of Kitchen Basics and Eastern has not been presented because the financial impact is not material.

3.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30, 2012 and 2011:

	2012		2011
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Finite-lived intangible assets	$80.9	$25.0	$82.8	$21.1
Indefinite-lived intangible assets:
Goodwill	1,695.3		1,694.2
Brand names	256.1		277.0
Trademarks	11.5		11.3
	1,962.9		1,982.5
Total goodwill and intangible assets	$2,043.8	$25.0	$2,065.3	$21.1
Intangible asset amortization expense was $4.3 million, $3.3 million and $3.5 million for 2012, 2011 and 2010, respectively. At November 30, 2012, finite-lived intangible assets had a weighted-average remaining life of approximately 15 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30, 2012 and 2011 were as follows:

	2012		2011
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,550.7	$143.5	$1,273.3	$144.1
Changes in purchase price allocation	26.2	—	—	—
Goodwill acquired	—	—	261.9	—
Foreign currency fluctuations	(25.9)	0.8	15.5	(0.6)
End of year	$1,551.0	$144.3	$1,550.7	$143.5
4.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2012	2011	2010
Net sales	$727.1	$708.5	$538.3
Gross profit	229.2	238.7	205.2
Net income	47.1	57.2	51.6
Current assets	$274.4	$272.0	$245.2
Noncurrent assets	104.2	86.5	81.5
Current liabilities	129.9	113.2	105.9
Noncurrent liabilities	20.5	32.1	26.5
Our share of undistributed earnings of unconsolidated affiliates was $71.2 million at November 30, 2012. Royalty income from unconsolidated affiliates was $17.1 million, $16.1 million and $14.5 million for 2012, 2011 and 2010, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 82% of income from unconsolidated operations in 2012 and 76% in 2011 and 2010.

5.  FINANCING ARRANGEMENTS
Our outstanding debt was as follows at November 30:

(millions)	2012	2011
Short-term borrowings
Commercial paper	$138.4	$216.0
Other	1.9	1.0
	$140.3	$217.0
Weighted-average interest rate of short-term borrowings at year-end	0.4%	0.2%
Long-term debt
5.25% notes due 2013(1)	$250.0	$250.0
5.20% notes due 2015(2)	200.0	200.0
5.75% notes due 2017(3)	250.0	250.0
3.90% notes due 2021(4)	250.0	250.0
7.63%–8.12% notes due 2024	55.0	55.0
Other	13.6	15.8
Unamortized discounts and fair value adjustments	12.9	14.3
	1,031.5	1,035.1
Less current portion	252.3	5.4
	$779.2	$1,029.7

(1)	Interest rate swaps, settled upon the issuance of these notes in 2008, effectively fixed the interest rate on the $250 million notes at a weighted- average fixed rate of 5.54%.

(2)
The fixed interest rate on $100 million of the 5.20% notes due in 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period (our effective rate as of November 30, 2012 was 0.34%).

(3)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively fixed the interest rate on the $250 million notes at a weighted- average fixed rate of 6.25%.

(4)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively fixed the interest rate on the $250 million notes at a weighted- average fixed rate of 4.01%.
Maturities of long-term debt during the years subsequent to November 30, 2013 are as follows (in millions):

2014	$3.7
2015	201.2
2016	0.7
2017	250.8
Thereafter	309.6
In July 2011, we issued $250 million of 3.90%% notes due 2021, with net cash proceeds received of $247.5 million. Interest is payable semiannually in arrears in January and July of each year. Of these notes, $200 million were subject to interest rate hedges as further disclosed in note 6. The net proceeds from this offering were used to fund, in part, our acquisition of Kamis in 2011.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2011, we entered into a five-year $600 million revolving credit facility, which will expire in June 2016. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program and we have $461.6 million of capacity at November 30, 2012, after $138.4 million was used to support issued commercial paper. In addition, we have several uncommitted lines which have a total unused capacity at November 30, 2012 of $53.6 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee and annual commitment fees at November 30, 2012 and 2011 were $0.5 million and $0.4 million, respectively.

Rental expense under operating leases (primarily buildings and equipment) was $32.7 million in 2012, $31.9 million in 2011 and $27.3 million in 2010. Future annual fixed rental payments for the years ending November 30 are as follows (in millions):

2013	$23.5
2014	19.3
2015	15.6
2016	9.1
2017	7.2
Thereafter	10.4
At November 30, 2012, we had guarantees outstanding of $0.6 million with terms of one year or less. At November 30, 2012 and 2011, we had outstanding letters of credit of $59.2 million and $53.6 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $14.3 million at November 30, 2012.

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
At November 30, 2012, we had foreign currency exchange contracts to purchase or sell $188.8 million of foreign currencies versus $127.6 million at November 30, 2011. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2012, we had $84.9 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. The remaining contracts have durations of one to twelve months.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

In November 2012, we entered into a total of $50 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $50 million of fixed rates notes by August 2013. We intend to cash settle these agreements upon issuance of the fixed rate notes thereby effectively locking in the fixed interest rate in effect at the time the swap agreements were initiated. The fixed rate of these agreements is 1.90%. We have designated these forward starting interest rate swap agreements, which expire on August 28, 2013, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the fixed rate notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material in the year.

In May and June 2011, we entered into a total of $200 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of our interest rate risk associated with the anticipated issuance of fixed rate notes in July 2011. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $0.2 million simultaneous with the issuance of the notes at an effective fixed rate of 4.01% on the full $250 million of debt. The loss on these agreements is deferred in other comprehensive income and will be amortized to interest expense over the 10-year life of the notes. Hedge ineffectiveness of these agreements was not material.
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

The following tables disclose the derivative instruments on our balance sheet as of November 30, 2012 and 2011, which are all recorded at fair value:

As of November 30, 2012:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$16.7	Other accrued liabilities	$50.0	$0.1
Foreign exchange contracts	Other current assets	123.1	0.9	Other accrued liabilities	65.7	1.9
Total			$17.6			$2.0
As of November 30, 2011:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$18.9	—	—	—
Foreign exchange contracts	Other current assets	97.4	2.7	Other accrued liabilities	$30.2	$0.4
Total			$21.6			$0.4
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2012, 2011 and 2010:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2012	2011	2010
Interest rate contracts	Interest expense	$4.7	$4.9	$4.9

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2012	2011	2010		2012	2011	2010
Interest rate contracts	$(0.1)	—	—	Interest expense	$(1.4)	$(1.4)	$(1.4)
Foreign exchange contracts	(2.4)	$(0.4)	$(0.9)	Cost of goods sold	0.6	(3.4)	(0.1)
Total	$(2.5)	$(0.4)	$(0.9)		$(0.8)	$(4.8)	$(1.5)
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $2.8 million decrease to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments at November 30, 2012 and 2011 were as follows:

	2012		2011
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$86.1	$86.1	$71.4	$71.4
Long-term debt	1,031.5	1,168.5	1,035.1	1,136.6
Derivatives related to:
Interest rates (assets)	16.7	16.7	18.9	18.9
Interest rates (liabilities)	0.1	0.1	—	—
Foreign currency (assets)	0.9	0.9	2.7	2.7
Foreign currency (liabilities)	1.9	1.9	0.4	0.4
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $69.6 million and $59.7 million at November 30, 2012 and 2011, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. Because we have a large and diverse customer base with no single customer accounting for a significant percentage of trade accounts receivable, there was no material concentration of credit risk in these accounts at November 30, 2012. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis at November 30, 2012 and 2011 are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2012
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79.0	$79.0	—	—
Insurance contracts	72.5	—	$72.5	—
Bonds and other long-term investments	13.6	13.6	—	—
Interest rate derivatives	16.7	—	16.7	—
Foreign currency derivatives	0.9	—	0.9	—
Total	$182.7	$92.6	$90.1	—
Liabilities
Foreign currency derivatives	$1.9	—	$1.9	—
Interest rate derivatives	0.1	—	0.1	—
Total	$2.0	—	$2.0	—

		Fair value measurements using fair value hierarchy as of November 30, 2011
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53.9	$53.9	—	—
Insurance contracts	59.1	—	$59.1	—
Bonds and other long-term investments	12.3	12.3	—	—
Interest rate derivatives	18.9	—	18.9	—
Foreign currency derivatives	2.7	—	2.7	—
Total	$146.9	$66.2	$80.7	—
Liabilities
Foreign currency derivatives	$0.4	—	$0.4	—
Total	$0.4	—	$0.4	—
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
8.  EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. and contribute to government-sponsored retirement plans in locations outside the U.S. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees.
Included in accumulated other comprehensive loss at November 30, 2012 was $479.0 million ($320.5 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $36.0 million ($23.8 million net of tax) of actuarial losses, net of prior service credit in net periodic pension and postretirement benefit expense during 2013.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2012	2011	2012	2011
Discount rate—funded plan	4.3%	5.5%	4.4%	5.1%
Discount rate—unfunded plan	4.2%	5.4%	—	—
Salary scale	3.8%	3.8%	3.0-3.8%	3.0-3.8%
Expected return on plan assets	8.0%	8.3%	6.7%	7.2%

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
Our pension expense was as follows:

	United States			International
(millions)	2012	2011	2010	2012	2011	2010
Service cost	$17.5	$15.1	$12.8	$6.8	$6.2	$5.6
Interest costs	31.8	30.3	29.2	12.8	12.5	11.5
Expected return on plan assets	(37.8)	(34.1)	(32.0)	(16.2)	(15.8)	(13.7)
Amortization of prior service costs	0.1	0.1	0.1	0.4	0.7	0.3
Recognized net actuarial loss	18.1	13.3	11.8	3.5	2.2	1.5
Other	—	—	—	—	0.3	0.1
	$29.7	$24.7	$21.9	$7.3	$6.1	$5.3
Rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$588.5	$515.6	$251.1	$223.7
Service cost	17.5	15.1	6.8	6.2
Interest costs	31.8	30.3	12.8	12.5
Employee contributions	—	—	1.7	1.7
Plan changes and other	—	—	(0.2)	1.4
Actuarial loss	119.5	47.1	34.4	13.6
Benefits paid	(22.1)	(19.6)	(10.2)	(8.8)
Expenses paid	—	—	(0.7)	(0.6)
Foreign currency impact	—	—	5.1	1.4
Benefit obligation at end of year	$735.2	$588.5	$300.8	$251.1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$400.9	$383.3	$214.9	$199.2
Actual return on plan assets	56.9	8.1	17.5	8.3
Employer contributions	84.1	29.1	20.2	13.6
Employee contributions	—	—	1.7	1.7
Benefits paid	(22.1)	(19.6)	(10.2)	(8.8)
Expenses paid	—	—	(0.7)	(0.6)
Foreign currency impact	—	—	4.2	1.5
Fair value of plan assets at end of year	$519.8	$400.9	$247.6	$214.9
Funded status	$(215.4)	$(187.6)	$(53.2)	$(36.2)
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$660.2	$530.4	$182.2	$144.2
Fair value of plan assets	519.8	400.9	154.0	121.6
Included in the U.S. in the preceding table is a benefit obligation of $87.8 million and $72.4 million for 2012 and 2011, respectively, related to a nonqualified defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon employees’ years of service and compensation. The accrued liability related to this plan was $82.2 million and $67.7 million as of November 30, 2012 and 2011, respectively. The assets related to this plan are held in a rabbi trust and accordingly have not been included in the preceding table. These assets were $63.3 million and $52.1 million as of November 30, 2012 and 2011, respectively.

Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2012	2011	2012	2011
Prepaid pension cost	—	—	—	$3.0
Accrued pension liability	$215.4	$187.6	$53.2	39.2
Deferred income tax assets	128.0	97.1	23.9	16.2
Accumulated other comprehensive loss	212.5	161.2	95.3	71.6
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation for the U.S. pension plans was $660.2 million and $530.4 million as of November 30, 2012 and 2011, respectively. The accumulated benefit obligation for the international pension plans was $270.5 million and $225.3 million as of November 30, 2012 and 2011, respectively.
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
Our allocations of U.S. pension plan assets as of November 30, 2012 and 2011, by asset category, were as follows:

	Actual		2012
Asset Category	2012	2011	Target
Equity securities	63.4%	66.2%	70.0%
Fixed income securities	24.5%	26.4%	25.0%
Other	12.1%	7.4%	5.0%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, 2012 and 2011, by asset category, were as follows:

	Actual		2012
Asset Category	2012	2011	Target
Equity securities	53.9%	54.8%	53.0%
Fixed income securities	42.5%	45.2%	40.0%
Other	3.6%	—%	7.0%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 7, pension plan assets at their fair value as of November 30, 2012 and 2011 for the United States and international plans:

As of November 30, 2012	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$36.3	$36.3	—	—
Equity securities:
U.S. equity securities(a)	239.1	107.3	$131.8	—
International equity securities(b)	90.2	90.2	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	74.2	74.2	—	—
High yield bonds(d)	27.4	—	27.4	—
International/government/ corporate bonds(e)	25.1	25.1	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge fund of funds(g)	21.1	—	—	$21.1
Private equity funds(h)	5.3	—	—	5.3
Total investments	$519.8	$333.1	$160.3	$26.4

As of November 30, 2012	International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$9.0	$9.0	—	—
International equity securities(b)	133.4	—	$133.4	—
Fixed income securities:
U.S./government/ corporate bonds(c)	87.4	—	87.4	—
Insurance contracts(f)	17.8	—	17.8	—
Total investments	$247.6	$9.0	$238.6	—

As of November 30, 2011	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$5.4	$5.4	—	—
Equity securities:
U.S. equity securities(a)	196.3	81.2	$115.1	—
International equity securities(b)	69.1	69.1	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	65.2	65.2	—	—
High yield bonds(d)	23.0	—	23.0	—
International/government/ corporate bonds(e)	16.3	16.3	—	—
Insurance contracts(f)	1.0	—	1.0	—
Other types of investments:
Hedge fund of funds(g)	19.8	—	—	$19.8
Private equity funds(h)	4.8	—	—	4.8
Total investments	$400.9	$237.2	$139.1	$24.6

As of November 30, 2011		International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalent	$0.1	$0.1	—	—
International equity securities(b)	117.8	—	$117.8	—
Fixed income securities:
U.S./government/ corporate bonds(c)	78.9	—	78.9	—
Insurance contracts(f)	18.1	—	18.1	—
Total investments	$214.9	$0.1	$214.8	—

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises hedge fund of funds investing in strategies represented in the HFRI Fund of Funds Index.

(h)	This category comprises private equity, venture capital and limited partnerships.
The change in fair value of the plans’ Level 3 assets for 2012 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains	Net, purchases and sales	End of year
Hedge fund of funds	$19.8	—	$0.6	$0.7	$21.1
Private equity funds	4.8	$0.1	0.1	0.3	5.3
Total	$24.6	$0.1	$0.7	$1.0	$26.4
The change in fair value of the plans’ Level 3 assets for 2011 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized (losses) gains	Net, purchases and sales	End of year
Hedge fund of funds	$18.9	0.6	$(0.3)	$0.6	$19.8
Private equity funds	3.2	0.2	0.5	0.9	4.8
Total	$22.1	0.8	$0.2	$1.5	$24.6
The value for the Level 3 hedge fund of funds’ assets is determined by an administrator using financial statements of the underlying funds or estimates provided by fund managers. The value for the Level 3 private equity funds’ assets is determined by the general partner or the general partner’s designee. In addition, for the plans’ Level 3 assets we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets in this category.
Equity securities in the U.S. plan included McCormick stock with a fair value of $29.4 million (0.5 million shares and 5.7% of total U.S. pension plan assets) and $22.2 million (0.5 million shares and 5.6% of total U.S. pension plan assets) at November 30, 2012 and 2011, respectively. Dividends paid on these shares were $0.6 million and $0.5 million in 2012 and in 2011, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. plans for the next 10 fiscal years will be as follows:

(millions)	United States expected payments
2013	$23.4
2014	25.0
2015	26.8
2016	29.5
2017	32.1
2018-2022	196.9

It is anticipated that future benefit payments for the international plans for the next 10 fiscal years will be as follows:

(millions)	International expected payments
2013	$8.2
2014	9.5
2015	9.6
2016	10.5
2017	11.8
2018-2022	74.9
U.S. Defined Contribution Retirement Plans
For the U.S. Defined Contribution Retirement Plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition we make contributions for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $7.4 million, $7.0 million and $6.8 million in 2012, 2011 and 2010, respectively.
At the participant’s election, 401(k) retirement plans held 2.6 million shares of McCormick stock, with a fair value of $170.4 million, at November 30, 2012. Dividends paid on these shares in 2012 were $3.4 million.
Postretirement Benefits Other Than Pensions
We currently provide postretirement medical and life insurance benefits to certain U.S. employees who were covered under the active employees’ plan and retire after age 55 with at least five years of service. The subsidy provided under these plans is based primarily on age at date of retirement. These benefits are not pre-funded but paid as incurred. Employees hired after December 31, 2008 are not eligible for a company subsidy. They are eligible for coverage on an access-only basis.
Our other postretirement benefit expense follows:

(millions)	2012	2011	2010
Service cost	$4.0	$3.8	$5.0
Interest costs	4.9	4.5	5.0
Amortization of prior service costs	(4.0)	(5.9)	(5.5)
Amortization of losses	—	0.7	1.3
Special termination benefits	(0.1)	0.3	—
Postretirement benefit expense	$4.8	$3.4	$5.8

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$99.3	$101.8
Service cost	4.0	3.8
Interest costs	4.9	4.5
Employee contributions	2.7	1.8
Medicare prescription subsidy	0.4	0.5
Demographic assumptions change	0.8	4.1
Other plan assumptions	(1.0)	(0.8)
Trend rate assumption change	(0.2)	—
Discount rate change	14.1	(4.2)
Special termination benefits	(0.1)	0.3
Actuarial gain	(3.5)	(4.6)
Benefits paid	(8.6)	(7.9)
Benefit obligation at end of year	$112.8	$99.3
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	$5.5	$5.6
Employee contributions	2.7	1.8
Medicare prescription subsidy	0.4	0.5
Benefits paid	(8.6)	(7.9)
Fair value of plan assets at end of year	—	—
Other postretirement benefit liability	$112.8	$99.3
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2013	$6.4	$1.2	$7.6
2014	6.7	1.2	7.9
2015	7.0	1.2	8.2
2016	7.1	1.2	8.3
2017	7.2	1.3	8.5
2018-2022	37.1	6.5	43.6
The assumed discount rate was 3.8% and 5.2% for 2012 and 2011, respectively.
For 2013, the assumed annual rate of increase in the cost of covered health care benefits is 7.6% (8.4% last year). It is assumed to decrease gradually to 5.0% in the year 2021 (5.0% in 2019 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the benefit obligation and the total of service and interest cost components for 2012.
9.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). Total stock-based compensation expense for 2012, 2011 and 2010 was $20.2 million, $13.0 million and $11.9 million, respectively. Total unrecognized stock-based compensation expense at November 30, 2012 was $13.3 million and the weighted-average period over which this will be recognized is 1.4 years.
For all awards, forfeiture rates are considered in the calculation of compensation expense.
Below we have summarized the key terms and the methods of valuation and expense recognition for each of our stock-based compensation awards.

RSUs
RSUs are valued at the market price of the underlying stock on the date of grant. Substantially all of the RSUs vest over a two-year term or upon retirement. Compensation expense is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2012		2011		2010
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	233	$43.23	289	$35.42	353	$32.40
Granted	113	54.30	133	47.40	177	38.36
Vested	(147)	42.82	(183)	34.04	(238)	33.15
Forfeited	(7)	47.88	(6)	40.91	(3)	32.71
Outstanding—end of year	192	$49.65	233	$43.23	289	$35.42
Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options granted vest ratably over a four-year period or upon retirement and are exercisable over a 10-year period. Upon exercise of the option, shares would be issued from our authorized and unissued shares.
The fair value of the options is estimated using a lattice option pricing model which uses the assumptions in the table below. We believe the lattice model provides a better estimated fair value of our options as it uses a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is an output of the option pricing model and estimates the period of time that options are expected to remain unexercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is calculated based on the fair value of the options on the date of grant. This compensation is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement date.
The per share weighted-average fair value for all options granted was $7.17, $7.99 and $6.88 in 2012, 2011 and 2010, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2012	2011	2010
Risk-free interest rates	0.1 - 2.2%	0.1 - 3.5%	0.2 - 3.8%
Dividend yield	2.3%	2.4%	2.7%
Expected volatility	16.5 - 21.6%	15.2 - 22.2%	20.4 - 24.2%
Expected lives	6.1 years	6.4 years	6.2 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.
A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2012		2011		2010
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	6.6	$34.98	7.4	$32.01	11.3	$29.45
Granted	0.9	54.27	1.0	47.40	1.0	38.39
Exercised	(2.4)	31.43	(1.7)	29.35	(4.8)	27.25
Forfeited	—	—	(0.1)	30.08	(0.1)	33.97
End of year	5.1	40.06	6.6	34.98	7.4	32.01
Exercisable—end of year	2.7	$34.99	4.2	$32.26	5.2	$30.86

As of November 30, 2012, the intrinsic value (the difference between the exercise price and the market price) for the options outstanding was $123.9 million and for options exercisable was $81.1 million. The total intrinsic value of all options exercised during the years ended November 30, 2012, 2011 and 2010 was $62.8 million, $32.4 million and $63.9 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2012 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price
$22.25 - $32.75	1.5	3.6	$29.25	1.2	2.9	$29.09
$32.76 - $43.25	1.8	5.1	38.05	1.3	4.3	37.94
$43.26 - $53.75	0.9	8.3	47.40	0.2	8.3	47.40
$53.76 - $64.25	0.9	9.3	54.27	—	—	—
	5.1	6.0	$40.06	2.7	4.0	$34.99
MTIP
In 2011, we restructured our MTIP to deliver awards in a combination of cash and company stock. Prior to 2011, the MTIP was accounted for as a liability plan as the awards were paid out in cash only. The stock compensation portion of the MTIP awards shares of company stock if certain company performance objectives are met at the end of a three-year period. These awards are valued at the market price of the underlying stock on the date of grant. Compensation expense is recorded in the income statement ratably over the three-year period of the program based on the number of shares ultimately expected to be awarded using our estimate of the most likely outcome of achieving the performance objectives.
A summary of the MTIP award activity for the years ended November 30 follows:

(shares in thousands)	2012		2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	120	$44.47	—	—
Granted	120	48.78	120	$44.47
Outstanding—end of year	240	$46.63	120	$44.47

10. INCOME TAXES
The provision for income taxes consists of the following:

(millions)	2012	2011	2010
Income taxes
Current
Federal	$79.4	$76.5	$78.0
State	10.1	10.5	10.6
International	26.0	17.6	18.9
	115.5	104.6	107.5
Deferred
Federal	21.3	32.0	9.4
State	4.0	4.1	2.1
International	(1.0)	1.9	(1.0)
	24.3	38.0	10.5
Total income taxes	$139.8	$142.6	$118.0

The components of income from consolidated operations before income taxes follow:

(millions)	2012	2011	2010
Pretax income
United States	$366.2	$338.7	$357.4
International	159.9	152.7	105.3
	$526.1	$491.4	$462.7
A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.7	1.9	1.8
International tax at different effective rates	(6.5)	(7.0)	(4.4)
U.S. tax on remitted and unremitted earnings	(2.0)	0.2	(1.6)
U.S. manufacturing deduction	(1.6)	(1.6)	(1.3)
Changes in prior year tax contingencies	(0.1)	(0.1)	(3.8)
Other, net	0.1	0.6	(0.2)
Total	26.6%	29.0%	25.5%
Deferred tax assets and liabilities are comprised of the following:

(millions)	2012	2011
Deferred tax assets
Employee benefit liabilities	$165.2	$152.3
Other accrued liabilities	16.3	16.6
Inventory	14.9	14.6
Tax loss and credit carryforwards	49.7	29.9
Other	11.8	11.6
Valuation allowance	(27.5)	(26.6)
	230.4	198.4
Deferred tax liabilities
Depreciation	48.3	49.9
Intangible assets	158.8	145.3
Other	5.9	7.6
	213.0	202.8
Net deferred tax (liability) asset	$17.4	$(4.4)
At November 30, 2012, our non-U.S. subsidiaries have tax loss carryforwards of $145.9 million, of which $15.0 million are from the excess tax benefits related to stock-based compensation deductions which will increase equity once the benefit is realized through a reduction of income taxes payable. Of these carryforwards, $32.5 million expire through 2015, $39.9 million from 2016 through 2024 and $73.5 million may be carried forward indefinitely.
At November 30, 2012, our non-U.S. subsidiaries have capital loss carryforwards of $6.0 million. All of these carryforwards may be carried forward indefinitely.
At November 30, 2012, we have tax credit carryforwards of $25.0 million, of which $8.0 million expire in 2020, $0.6 million in 2021 and $16.4 million in 2022.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $0.9 million net increase in the valuation allowance was mainly due to to the recognition of a deferred tax asset related to a subsidiary's net operating loss which is now more likely than not to be realized, offset by additional valuation allowance related to losses generated in other subsidiaries in 2012 which may not be realized in future periods.
U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $968.2 million at November 30, 2012.

The total amount of unrecognized tax benefits as of November 30, 2012 and November 30, 2011 were $46.7 million and $33.2 million, respectively. If recognized, $40.0 million of these tax benefits would affect the effective tax rate.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2012	2011	2010
Balance at beginning of year	$33.2	$20.7	$31.2
Additions for current year tax positions	10.6	10.3	5.1
Additions for prior year tax positions	3.9	6.5	3.4
Reductions for prior year tax positions	—	(3.1)	(2.6)
Settlements	—	—	(0.6)
Statute expirations	(1.2)	(1.2)	(15.8)
Foreign currency translation	0.2	—	—
Balance at November 30,	$46.7	$33.2	$20.7
In 2010, the $15.8 million of statute expirations is mainly composed of a $13.9 million reserve reversal that was originally recorded based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $1.4 million and $0.6 million for the years ended November 30, 2012 and 2011, respectively, and interest and penalty income of $2.2 million for the year ended November 30, 2010. As of November 30, 2012 and 2011, we had accrued $4.0 million and $1.7 million, respectively, of interest and penalties related to unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits varies depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2006.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and in October 2012 we received proposed adjustments for these tax years. In November 2012 we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We believe we have established appropriate deferred taxes or tax accruals under US GAAP for these issues in prior periods. We are also under normal recurring tax audits in several of our major operations outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, and the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the period of resolution.
11.  EARNINGS PER SHARE
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2012	2011	2010
Average shares outstanding—basic	132.7	132.7	132.9
Effect of dilutive securities:
Stock options/RSUs	1.6	1.6	1.8
Average shares outstanding—diluted	134.3	134.3	134.7
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive.

(millions)	2012	2011	2010
Antidilutive securities	0.3	0.5	0.6

12.  CAPITAL STOCK
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
13.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2012 and 2011, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

14.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
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
We have a large number of customers for our products. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2012, 2011 and 2010. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2012 and 2011, and 10% of consolidated sales in 2010.
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

Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2012
Net sales	$2,415.3	$1,598.9	$4,014.2	—	$4,014.2
Operating income	456.1	122.2	578.3	—	578.3
Income from unconsolidated operations	17.3	4.2	21.5	—	21.5
Goodwill	1,551.0	144.3	1,695.3	—	1,695.3
Assets	—	—	3,912.2	$253.2	4,165.4
Capital expenditures	—	—	88.8	21.5	110.3
Depreciation and amortization	—	—	75.1	27.7	102.8
2011
Net sales	$2,199.9	$1,497.7	$3,697.6	—	$3,697.6
Operating income	428.4	111.9	540.3	—	540.3
Income from unconsolidated operations	20.5	4.9	25.4	—	25.4
Goodwill	1,550.7	143.5	1,694.2	—	1,694.2
Assets	—	—	3,895.6	$192.2	4,087.8
Capital expenditures	—	—	74.8	21.9	96.7
Depreciation and amortization	—	—	76.2	22.1	98.3
2010
Net sales	$1,999.0	$1,337.8	$3,336.8	—	$3,336.8
Operating income	402.4	107.4	509.8	—	509.8
Income from unconsolidated operations	20.2	5.3	25.5	—	25.5
Goodwill	1,273.2	144.2	1,417.4	—	1,417.4
Assets	—	—	3,211.8	$207.9	3,419.7
Capital expenditures	—	—	66.1	22.9	89.0
Depreciation and amortization	—	—	75.4	19.7	95.1

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2012
Net sales	$2,351.5	$860.5	$802.2	$4,014.2
Long-lived assets	1,291.5	956.6	318.0	2,566.1
2011
Net sales	$2,220.8	$770.8	$706.0	$3,697.6
Long-lived assets	1,284.1	968.3	314.9	2,567.3
2010
Net sales	$2,041.3	$681.8	$613.7	$3,336.8
Long-lived assets	1,240.9	690.3	206.7	2,137.9
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

15.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2012	2011
Inventories
Finished products	$289.0	$268.8
Raw materials and work-in-process	326.0	344.9
	$615.0	$613.7
Prepaid expenses	$34.6	$17.8
Other current assets	90.9	110.5
	$125.5	$128.3
Property, plant and equipment
Land and improvements	$43.0	$39.2
Buildings	324.9	306.9
Machinery and equipment	638.1	620.6
Software	275.4	257.0
Construction-in-progress	51.7	45.5
Accumulated depreciation	(785.8)	(746.1)
	$547.3	$523.1
Investments and other assets
Investments in affiliates	$141.7	$130.5
Long-term investments	86.1	71.4
Prepaid allowances	28.4	36.0
Other assets	57.7	59.7
	$313.9	$297.6
Other accrued liabilities
Payroll and employee benefits	$127.6	$135.5
Sales allowances	118.0	128.1
Other	173.6	140.7
	$419.2	$404.3
Other long-term liabilities
Pension	$263.4	$223.8
Postretirement benefits	105.5	91.0
Deferred taxes	56.8	71.5
Income taxes payable	41.3	34.9
Other	31.4	25.1
	$498.4	$446.3

(millions)	2012	2011	2010
Depreciation	$63.6	$58.1	$54.0
Software amortization	23.7	24.4	25.0
Interest paid	54.7	49.6	49.3
Income taxes paid	103.3	103.5	83.2

(millions)	2012	2011
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$166.3	$180.9
Unrealized gain (loss) on foreign currency exchange contracts	(1.6)	1.1
Unamortized value of settled interest rate swaps	(4.1)	(5.0)
Pension and other postretirement costs	(320.5)	(236.0)
	$(159.9)	$(59.0)
Dividends paid per share were $1.24 in 2012, $1.12 in 2011 and $1.04 in 2010.

16.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2012
Net sales	$906.7	$984.0	$977.7	$1,145.8
Gross profit	355.3	388.4	391.7	482.4
Operating income	112.5	121.3	144.2	200.2
Net income	74.5	80.4	104.4	148.5
Basic earnings per share	0.56	0.61	0.79	1.12
Diluted earnings per share	0.55	0.60	0.78	1.11
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.31	0.31	0.31	0.31
Market price—Common Stock
High	51.91	57.26	61.45	66.00
Low	48.52	50.57	55.08	61.01
Market price—Common Stock Non-Voting
High	52.07	57.40	61.69	66.37
Low	48.54	50.43	55.18	61.20
2011
Net sales	$782.8	$883.7	$920.4	$1,110.7
Gross profit	328.2	350.7	364.5	479.1
Operating income	110.6	109.3	128.4	192.0
Net income	76.8	73.6	92.0	131.7
Basic earnings per share	0.58	0.56	0.69	0.99
Diluted earnings per share	0.57	0.55	0.69	0.98
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.28	0.28	0.28	0.28
Market price—Common Stock
High	47.50	50.21	50.85	49.85
Low	44.30	47.10	44.00	45.05
Market price—Common Stock Non-Voting
High	47.71	50.50	51.00	50.03
Low	44.20	46.96	43.98	44.93
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2012 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and “Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2013 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: W. Geoffrey Carpenter, Kenneth A. Kelly, Jr. and Cecile K. Perich.
Mr. Carpenter is 60 years old and, during the last five years, has held the following positions with McCormick: December 2008 to present–Vice President, General Counsel & Secretary; April 1996 to December 2008–Associate General Counsel & Assistant Secretary.
Mr. Kelly is 58 years old and, during the last five years, has held the following positions with McCormick: April 2008 to present–Senior Vice President & Corporate Controller; February 2000 to April 2008--Vice President & Corporate Controller.
Ms. Perich is 61 years old and, during the last five years, has held the following positions with McCormick: April 2010 to present–Senior Vice President–Human Relations; January 2007 to April 2010–Vice President–Human Relations; January 1997 to January 2007–Vice President–Human Relations, U.S. Industrial Group.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2013 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2013 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2013 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Report of Ernst & Young LLP dated January 25, 2013, are included herein in Part II, Item 8.
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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman, President & Chief	January 25, 2013
	Alan D. Wilson	Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman, President & Chief	January 25, 2013
	Alan D. Wilson	Executive Officer

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief	January 25, 2013
	Gordon M. Stetz, Jr.	Financial Officer

Principal Accounting Officer:

By:	/s/ KENNETH A. KELLY, JR.	Senior Vice President &	January 25, 2013
	Kenneth A. Kelly, Jr.	Controller

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ JOHN P. BILBREY	January 25, 2013
John P. Bilbrey

/s/ JAMES T. BRADY	January 25, 2013
James T. Brady

/s/ J. MICHAEL FITZPATRICK	January 25, 2013
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 25, 2013
Freeman A. Hrabowski, III

/s/ PATRICIA LITTLE	January 25, 2013
Patricia Little

/s/ MICHAEL D. MANGAN	January 25, 2013
Michael D. Mangan

/s/ MARGARET M.V. PRESTON	January 25, 2013
Margaret M.V. Preston

/s/ GEORGE A. ROCHE	January 25, 2013
George A. Roche

/s/ GORDON M. STETZ, JR.	January 25, 2013
Gordon M. Stetz, Jr.

/s/ WILLIAM E. STEVENS	January 25, 2013
William E. Stevens

/s/ JACQUES TAPIERO	January 25, 2013
Jacques Tapiero

/s/ ALAN D. WILSON	January 25, 2013
Alan D. Wilson

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended November 30, 2012:
Allowance for doubtful receivables	$4.5	$0.7	—	$(1.2)	$4.0
Valuation allowance on net deferred tax assets	26.6	2.3	$0.8	(2.2)	27.5
	$31.1	$3.0	$0.8	$(3.4)	$31.5
Deducted from asset accounts:
Year ended November 30, 2011:
Allowance for doubtful receivables	$2.9	1.1	$1.7	$(1.2)	$4.5
Valuation allowance on net deferred tax assets	22.9	$5.2	0.9	(2.4)	26.6
	$25.8	$6.3	$2.6	$(3.6)	$31.1
Deducted from asset accounts:
Year ended November 30, 2010:
Allowance for doubtful receivables	$4.5	—	$(0.2)	$(1.4)	$2.9
Valuation allowance on net deferred tax assets	20.5	$4.7	(1.8)	(0.5)	22.9
	$25.0	$4.7	$(2.0)	$(1.9)	$25.8

EXHIBIT INDEX
The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2012	Incorporated by reference from Exhibit 3(ii) of McCormick's Form 10-Q for the quarter ended May 31, 2012, File No. 1-14920, as filed with the Securities and Exchange Commission on July 2, 2012.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

		Exhibit Number	Description
(10)		Material contracts

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
2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(iv)
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

(23)		Consents of experts and counsel Filed herewith

(31)		Rule 13a-14(a)/15d-14(a) Certifications Filed herewith

(32)		Section 1350 Certifications Filed herewith

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

	*	Management contract or compensatory plan or arrangement.

Exhibit Number	Description

McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10 percent of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A) .