Form 10-Q
period 2013-02-28
MCCORMICK & CO INC
filed 2013-04-02
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period February 28, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2013
Common Stock	12,356,041
Common Stock Non-Voting	119,548,388

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three Months Ended
	Feb 28, 2013	Feb 29, 2012
Net sales	$934.4	$906.7
Cost of goods sold	572.7	551.4
Gross profit	361.7	355.3
Selling, general and administrative expense	249.7	242.8
Operating income	112.0	112.5
Interest expense	13.9	13.5
Other income, net	0.6	0.9
Income from consolidated operations before income taxes	98.7	99.9
Income taxes	28.1	30.0
Net income from consolidated operations	70.6	69.9
Income from unconsolidated operations	5.4	4.6
Net income	$76.0	$74.5
Earnings per share – basic	$0.57	$0.56
Average shares outstanding – basic	132.5	133.1
Earnings per share – diluted	$0.57	$0.55
Average shares outstanding – diluted	134.0	134.5
Cash dividends paid per share	$0.34	$0.31
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended
	Feb 28, 2013	Feb 29, 2012
Net income	$76.0	$74.5
Net income attributable to non-controlling interest	0.5	0.8
Other comprehensive income (loss), net of tax:
Unrealized components of pension plans	12.9	3.0
Currency translation adjustments	(16.2)	22.8
Change in derivative financial instruments	4.2	(1.1)
Less: Deferred taxes	(4.0)	(1.4)
Comprehensive income	$73.4	$98.6

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	Feb 28, 2013	Feb 29, 2012	Nov 30, 2012
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$68.6	$54.4	$79.0
Trade accounts receivables, net	403.9	381.1	465.9
Inventories
Finished products	299.9	279.4	289.0
Raw materials and work-in-process	306.6	361.0	326.0
	606.5	640.4	615.0
Prepaid expenses and other current assets	132.5	116.9	125.5
Total current assets	1,211.5	1,192.8	1,285.4
Property, plant and equipment	1,335.2	1,294.0	1,333.1
Less: accumulated depreciation	(802.7)	(770.6)	(785.8)
Property, plant and equipment, net	532.5	523.4	547.3
Goodwill	1,693.0	1,697.4	1,695.3
Intangible assets, net	321.3	355.0	323.5
Investments and other assets	327.8	311.1	313.9
Total assets	$4,086.1	$4,079.7	$4,165.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$201.1	$281.2	$140.3
Current portion of long-term debt	252.7	1.9	252.3
Trade accounts payable	340.2	342.3	375.8
Other accrued liabilities	321.5	334.5	419.2
Total current liabilities	1,115.5	959.9	1,187.6
Long-term debt	776.0	1,028.7	779.2
Other long-term liabilities	469.8	398.5	498.4
Total liabilities	2,361.3	2,387.1	2,465.2
Shareholders’ Equity
Common stock	337.6	306.5	332.6
Common stock non-voting	584.3	534.4	575.6
Retained earnings	948.3	869.0	934.6
Accumulated other comprehensive loss	(163.0)	(35.6)	(159.9)
Non-controlling interests	17.6	18.3	17.3
Total shareholders’ equity	1,724.8	1,692.6	1,700.2
Total liabilities and shareholders’ equity	$4,086.1	$4,079.7	$4,165.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three Months Ended
	Feb 28, 2013	Feb 29, 2012
Cash flows from operating activities
Net income	$76.0	$74.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	26.2	25.8
Stock-based compensation	2.8	2.6
Income from unconsolidated operations	(5.4)	(4.6)
Changes in operating assets and liabilities	(69.8)	(76.3)
Dividends from unconsolidated affiliates	1.8	0.5
Net cash flow provided by operating activities	31.6	22.5
Cash flows from investing activities
Acquisition of business	(0.8)	—
Capital expenditures	(12.4)	(15.1)
Proceeds from sale of property, plant and equipment	1.9	0.2
Net cash flow used in investing activities	(11.3)	(14.9)
Cash flows from financing activities
Short-term borrowings, net	60.8	64.2
Long-term debt repayments	(0.4)	(4.2)
Proceeds from exercised stock options	10.5	14.4
Common stock acquired by purchase	(60.2)	(42.3)
Dividends paid	(45.1)	(41.4)
Net cash flow used in financing activities	(34.4)	(9.3)
Effect of exchange rate changes on cash and cash equivalents	3.7	2.2
(Decrease) increase in cash and cash equivalents	(10.4)	0.5
Cash and cash equivalents at beginning of period	79.0	53.9
Cash and cash equivalents at end of period	$68.6	$54.4
See notes to condensed consolidated financial statements (unaudited).

1.	ACCOUNTING POLICIES

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
The results of consolidated operations for the three month period ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2012.
Accounting and Disclosure Changes
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income . This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. Early adoption is permitted, however we have not currently elected to early adopt this standard. We do not expect any material impact on our financial statements from adoption.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. We adopted this new accounting pronouncement with our first quarter of 2013 and included a Consolidated Statement of Comprehensive Income in this filing.

2.	ACQUISITIONS

In August 2012, we signed an agreement to purchase the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China. The completion of the acquisition is expected to occur in mid-2013, subject to regulatory approval. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. At the time of the execution of the agreement, annual sales of WAPC were approximately $115 million, which will be included in our consumer business segment following completion of the acquisition. We have agreed to acquire WAPC for approximately $141 million, subject to certain closing adjustments. During the first quarter of 2013, we made a $0.8 million deposit with WAPC related to this acquisition.

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
As of February 28, 2013, the maximum time frame for our foreign exchange forward contracts is 9 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.8 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$150.0	$15.4		—	—
Foreign exchange contracts	Other current assets	113.9	2.3	Other accrued liabilities	$76.4	$1.4
Total			$17.7			$1.4

As of February 29, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$17.4		—	—
Foreign exchange contracts	Other current assets	91.8	1.3	Other accrued liabilities	$45.5	$1.0
Total			$18.7			$1.0

As of November 30, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$16.7	Other accrued liabilities	$50.0	$0.1
Foreign exchange contracts	Other current assets	123.1	0.9	Other accrued liabilities	65.7	1.9
Total			$17.6			$2.0

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three month periods ending February 28, 2013 and February 29, 2012 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the 3 months ended February 28, 2013	For the 3 months ended February 29, 2012
Interest rate contracts	Interest expense	$1.2	$1.2

Cash Flow Hedges –
For the 3 months ended
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	Feb 28, 2013	Feb 29, 2012		Feb 28, 2013	Feb 29, 2012
Interest rate contracts	$1.2	$—	Interest expense	$(0.3)	$(0.3)
Foreign exchange contracts	1.5	(0.9)	Cost of goods sold	(0.5)	0.4
Total	$2.7	$(0.9)		$(0.8)	$0.1

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of
		February 28, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$68.6	$68.6	$—	$—
Insurance contracts	75.7	—	75.7	—
Bonds & other long-term investments	13.9	13.9	—	—
Interest rate derivatives	15.4	—	15.4	—
Foreign currency derivatives	2.3	—	2.3	—
Total	$175.9	$82.5	$93.4	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	$—

		Fair value measurements using fair value hierarchy As of
		February 29, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$54.4	$54.4	$—	$—
Insurance contracts	62.9	—	62.9	—
Bonds & other long-term investments	13.9	13.9	—	—
Interest rate derivatives	17.4	—	17.4	—
Foreign currency derivatives	1.3	—	1.3	—
Total	$149.9	$68.3	$81.6	$—
Liabilities
Foreign currency derivatives	$1.0	$—	$1.0	—

		Fair value measurements using fair value hierarchy As of
		November 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79.0	$79.0	$—	$—
Insurance contracts	72.5	—	72.5	—
Bonds & other long-term investments	13.6	13.6	—	—
Interest rate derivatives	16.7	—	16.7	—
Foreign currency derivatives	0.9	—	0.9	—
Total	$182.7	$92.6	$90.1	$—
Liabilities
Foreign currency derivatives	$1.9	$—	$1.9	$—
Interest rate derivatives	0.1	—	0.1	—
Total	$2.0	$—	$2.0	$—
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

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2013 and February 29, 2012 (in millions):

	United States		International
	2013	2012	2013	2012
Defined benefit plans
Service cost	$5.8	$4.4	$2.3	$1.7
Interest costs	7.8	8.0	3.2	3.1
Expected return on plan assets	(10.4)	(9.5)	(4.4)	(4.0)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	7.4	4.5	1.4	0.9
Total pension expense	$10.6	$7.4	$2.6	$1.8

During the three months ended February 28, 2013 and February 29, 2012, we made $35.1 million and $52.7 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in fiscal year 2012 were $104.3 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended
	Feb 28, 2013	Feb 29, 2012
Other postretirement benefits
Service cost	$1.3	$1.1
Interest costs	1.0	1.2
Amortization of prior service costs	(0.3)	(1.0)
Amortization of losses	0.4	—
Total other postretirement expense	$2.4	$1.3

6.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended
	Feb 28, 2013	Feb 29, 2012
Stock-based compensation expense	$2.8	$2.6
Our 2013 annual grant of stock options and RSUs are expected to occur in the second quarter, similar to the 2012 annual grant.

The following is a summary of all stock option activity for the three months ended February 28, 2013 and February 29, 2012:

	2013		2012
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.1	$40.06	6.6	$34.98
Exercised	(0.5)	29.96	(0.7)	27.57
Outstanding at end of the period	4.6	41.15	5.9	35.80
Exercisable at end of the period	2.2	$36.10	3.6	$33.12
As of February 28, 2013 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $119.0 million and for exercisable options was $70.1 million. The total intrinsic value of all options exercised during the three months ended February 28, 2013 and February 29, 2012 was $17.1 million and $14.9 million, respectively.
The following is a summary of all of our RSU activity for the three months ended February 28, 2013 and February 29, 2012:

	2013		2012
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	192	$49.65	233	$43.23
Forfeited	(1)	51.75	(3)	44.20
Outstanding at end of period	191	$49.63	230	$43.22
The following is a summary of the MTIP award activity for the three months ended February 28, 2013 and February 29, 2012:

	2013		2012
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	240	$46.63	120	$44.47
Granted	94	64.74	120	48.78
Outstanding at end of period	334	$51.73	240	$46.63

7.	INCOME TAXES

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2013.
Income taxes for the three months ended February 28, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit. A new law was enacted in 2013 that retroactively granted the credit in 2012. There were no discrete tax adjustments in the first quarter of 2012.

8.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	Feb 28, 2013	Feb 29, 2012
Average shares outstanding – basic	132.5	133.1
Effect of dilutive securities:
Stock options/Restricted Stock Units (RSUs)/MTIP	1.5	1.4
Average shares outstanding – diluted	134.0	134.5

The following table sets forth the stock options and RSUs for the three months ended February 28, 2013 and February 29, 2012 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended
	Feb 28, 2013	Feb 29, 2012
Anti-dilutive securities	—	0.4

The following table sets forth the common stock activity for the three months ended February 28, 2013 and February 29, 2012 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended
	Feb 28, 2013	Feb 29, 2012
Shares issued under stock option, employee stock purchase plans and RSUs	0.4	0.5
Shares repurchased in connection with the stock repurchase program	0.9	0.8
As of February 28, 2013, $77 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010.

9.	COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income, net of tax where applicable (in millions):

	February 28, 2013	February 29, 2012	November 30, 2012
Foreign currency translation adjustment	$150.1	$203.7	$166.3
Unrealized gain (loss) on foreign currency exchange contracts	0.3	—	(1.6)
Unamortized value of settled interest rate swaps	(2.8)	(4.9)	(4.1)
Pension and other postretirement costs	(310.6)	(234.4)	(320.5)
Accumulated other comprehensive loss	$(163.0)	$(35.6)	$(159.9)

10.	BUSINESS SEGMENTS

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

	Consumer	Industrial	Total
		(in millions)
Three months ended February 28, 2013
Net sales	$569.8	$364.6	$934.4
Operating income	87.7	24.3	112.0
Income from unconsolidated operations	4.5	0.9	5.4
Three months ended February 29, 2012
Net sales	$534.2	$372.5	$906.7
Operating income	81.4	31.1	112.5
Income from unconsolidated operations	3.8	0.8	4.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6%, increase operating income 7 to 9% and increase earnings per share 9 to 11%. Long-term, we expect to achieve mid-single digit sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. In 2013, sales are projected to grow 3% to 5% in local currency, due primarily to higher volume and product mix. We have a robust pipeline of new products for 2013 that includes new varieties of seasonings blends, grilling products, dessert items and authentic ethnic meals. Plans for increased digital marketing activity and other brand support are designed to build consumer awareness and drive volume. We expect the impact of pricing and currency on 2013 sales to be minimal, and there is no impact from acquisitions in our guidance. We are projecting a 50 basis point increase in gross margin, mostly from expected CCI cost savings. Earnings per share are projected to be between $3.15 and $3.23, which reflects an underlying double-digit growth rate driven by higher sales and the CCI cost savings, offset in part by a year-on-year increase in the tax rate and an increase of $22 million in retirement benefit expenses. In addition to increased sales and profit, our business generates strong cash flow (we generated $455 million in cash flow from operations in 2012). Long-term, we expect higher cash flow and more efficient asset utilization as we anticipate growth in net income and further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 27 years.
Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2012, we increased brand marketing by $11 million, or 6%, over the prior year to support additional digital marketing, which is one of our highest return investments in brand marketing support. We have planned increases of incremental brand marketing support in 2013 in-line with our sales growth and this includes further increases in digital marketing and support for new product launches

As an industry leader, McCormick brings innovative ideas to consumer and to industrial customers. We have a great line up of new products for our consumer business in 2013. Innovation continues to be one of the best ways to distinguish our brands from private label and other competition. Early in 2013 we introduced more than 25 new products in the U.S., including new varieties of GrillMates, Perfect Pinch, Recipe Inspirations and Recipe Mixes. We are also introducing Zatarain's rice mixes in a convenient microwavable pouch and a line of frozen Thai Kitchen single-serve entrees. In Canada, we are launching a range of recipe mixes to easily prepare authentic Chinese and Philippine dishes. We are expanding our range of Vahiné dessert items, adding new extracts, decorations, toppings and baking mixes in France. In Poland, we are introducing 8 recipe mixes and 4 Bag'n Season items under the Kamis brand. In Australia, we are introducing a new packaging format with liquid marinade in a bag. Our first new products for Kohinoor in India include a convenient mix of Rice 'n Spice and a "2 Minute Meal kit." On the industrial side of our business, we have a solid pipeline of new flavors and seasonings aligned with our customers' new product launch plans.

Customers often turn to McCormick for great taste as they work to improve the health profile of their products. Through the McCormick Science Institute, founded by McCormick in 2007, we are funding the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits. In 2012, we added creative and sensory facilities in Mexico and South Africa, and completed new flavor labs in the U.S. and U.K. Early in 2013, we opened a new Asian center for technical innovation in China, similar to our centers for North America and EMEA, where we are developing on-trend, consumer preferred products.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. In 2012, we announced an agreement to acquire Wuhan Asia-Pacific Condiments Co. Ltd in China that we expect to complete in mid-2013. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.
Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $56 million in 2012, of which $39 million lowered cost of goods sold. In 2013, CCI-related cost savings are expected to reach at least $45 million, with a large portion impacting our cost of goods sold.
As we progress through the year, material cost inflation is expected to moderate to about 3% in 2013, compared to a high single-digit increase in 2012. We anticipate that this increase will be offset in part by the cost savings from our CCI program.

RESULTS OF OPERATIONS - COMPANY

	Three months ended
(in millions)	Feb 28, 2013	Feb 29, 2012
Net sales	$934.4	$906.7
Percent increase	3.1%	15.8%
Gross profit	$361.7	$355.3
Gross profit margin	38.7%	39.2%
The sales increase of 3.1% for the first quarter of 2013 included a 0.5% favorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 2.6%. This increase was mostly the result of pricing actions, which added 1.8% to net sales, taken in response to increased raw and packaging material costs. Volume and product mix rose 0.8% when compared to the prior year period, although the rate of growth varied across the two business segments. For the consumer business, sales increased 6.7%, which included a 0.4% favorable impact from foreign exchange rates. Volume and product mix added 4.7% driven largely by brand marketing programs, product innovation and new distribution, with increases in each of the three geographic regions. Pricing actions added 1.6% to consumer net sales. For the industrial business, net sales decreased 2.1%, which included a 0.7% favorable impact from foreign exchange rates. Pricing actions added 2.2% to industrial net sales, while volume and product mix declined 5.0% due largely to lower demand from quick service restaurants in the Americas and the Asia/Pacific region.

Gross profit for the first quarter of 2013 increased by 1.8% over the comparable period from last year, however our gross profit margin declined by 50 basis points. The major reason for the gross profit margin decline was material cost inflation. While we had a favorable mix of businesses with our consumer business growing faster than our industrial business, this was partially offset by unfavorable business mix in our industrial segment. We expect material cost inflation of about 3% in fiscal 2013, down from a high single digit rate of increase in 2012. As material costs inflation is anticipated to ease in the upcoming quarters, we expect gross profit margin to also improve.

	Three months ended
(in millions)	Feb 28, 2013	Feb 29, 2012
Selling, general & administrative expense (SG&A)	$249.7	$242.8
Percent of net sales	26.7%	26.8%

SG&A as a percentage of net sales decreased 0.1% for the first quarter of 2013 as compared to the first quarter of 2012. Brand marketing support was $3.9 million lower in first quarter of 2013 as compared the same period from the prior year. In the first quarter of 2012, we increased brand marketing support $9.0 million. In addition, first quarter 2013 SG&A included an increase in retirement benefit expense, partially offset by cost savings from our CCI program.

	Three months ended
(in millions)	Feb 28, 2013	Feb 29, 2012
Interest expense	$13.9	$13.5
Other (expense) income, net	0.6	0.9
The impact of lower average debt balances in 2013 compared to 2012 was more than offset by the impact of higher interest rates for 2013 compared to 2012, leading to a $0.4 million increase in interest expense for the first quarter of 2013.

	Three months ended
(in millions)	Feb 28, 2013	Feb 29, 2012
Income from consolidated operations before income taxes	$98.7	$99.9
Income taxes	28.1	30.0
Effective tax rate	28.5%	30.0%
Income taxes for the three months ended February 28, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit. A new law was enacted in 2013 that retroactively granted the credit for 2012. There were no discrete tax adjustments for the first quarter of 2012. We expect our tax rate for the next three quarters of 2013 to be approximately 29.5%.

	Three months ended
(in millions)	Feb 28, 2013	Feb 29, 2012
Income from unconsolidated operations	$5.4	$4.6
Income from unconsolidated operations for the first quarter of 2013 increased $0.8 million, or 17%, compared to the same period in 2012. Our joint venture in Mexico grew sales 15%, which contributed to the increase in income from unconsolidated operations and we also had improved performance with our Eastern joint venture in India.
The following table outlines the major components of the change in diluted earnings per share from 2012 to 2013:

Three months ended February,
2012 Earnings per share – diluted	$0.55
Effect of lower tax rate	0.01
Higher unconsolidated income	0.01
2013 Earnings per share – diluted	$0.57

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended
	Feb 28, 2013	Feb 29, 2012
(in millions)
Net sales	$569.8	$534.2
Percent growth	6.7%	17.6%
Operating income	87.7	81.4
Operating income margin	15.4%	15.2%
The 6.7% increase in sales in the first quarter of 2013 as compared to the first quarter of 2012 included a 0.4% favorable impact from foreign currency rates. Excluding the foreign currency impact, we grew sales 6.3%, with higher volume and product mix of 4.7% and increased pricing of 1.6%.

In the Americas, sales increased 6.9% in the first quarter of 2013, compared to the first quarter of 2012, including a 0.2% increase due to favorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 6.7%, with 6.2% from higher volume and product mix and 0.5% from pricing actions. We grew sales with consumer marketing, promotional activity and in-store merchandising for spices, herbs and seasonings in both the U.S. and Canada. Product innovation led to an increase in sales of Grill Mates and recipe mixes, as well as Zatarain's and Simply Asia brand products. This strong start to the year follows a slight decline in the fourth quarter of 2012 due to changes in retail trade inventory as well as some supply chain disruptions related to Hurricane Sandy.
First quarter of 2013 sales in EMEA increased 3.7% compared to the first quarter of 2012, including a favorable impact of 1.4% from foreign exchange rates. Favorable volume and product mix increased sales by 1.3% while the impact from higher pricing added 1.0%. Our growth initiatives led to volume and product mix increases with Vahiné dessert items and Ducros herbs, spices and seasonings in France, Schwartz brand recipe mixes in the UK and new distribution for Kamis products in Russia. These gains were offset in part by a modest sales decline in smaller markets.
In the Asia/Pacific region, sales increased 13.3% in the first quarter of 2013, compared to the first quarter of 2012, with a 1.4% decrease coming from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 14.7% with 9.7% from pricing actions and 5.0% from higher volume and product mix. These results were largely due to a 19.6% increase in volume and product mix in China driven by revitalized packaging design, expanded advertising and sales execution. In addition, sales for the Koohinor brand in India grew 19.2% in local currency. This was the net impact of significant pricing in response to a steep rise in the cost of basmati rice, offset in part by reduced volume and product mix.
First quarter of 2013 operating income for our consumer business increased $6.3 million, or 7.8%, compared to the first quarter of 2012, driven primarily by higher sales. Pricing actions together with our CCI cost savings continue to provide an offset to the impact of higher material costs and retirement benefit expenses.

INDUSTRIAL BUSINESS

	Three months ended
	Feb 28, 2013	Feb 29, 2012
(in millions)
Net sales	$364.6	$372.5
Percent increase	(2.1)%	13.4%
Operating income	24.3	31.1
Operating income margin	6.7%	8.3%
The 2013 first quarter sales decrease of 2.1% from the first quarter of 2012 includes a favorable foreign exchange rate impact of 0.7%. Excluding the impact of foreign currency, sales decreased 2.8%. Lower volume and product mix decreased sales by 5.0%, partially offset by higher pricing which added 2.2% to sales.
In the Americas, sales decreased 2.9%, which included a favorable impact of 0.6% from foreign currency rates. Lower volume and product mix reduced sales by 6.1%, partially offset by higher pricing which added 2.6% to sales. This volume and product mix decrease in the first quarter of 2013 follows an increase of 8.4% in the first quarter of 2012. During the first quarter of 2013, sales of branded food service products were flat, sales to food manufacturers were down slightly and sales to our top quick service restaurants declined more significantly. We expect this weakness with quick service restaurants to begin to improve in the next few quarters as we get better traction with new product activity. The new product pipeline in 2013 for food manufacturers includes seasonings for snacks and meals.
Our first quarter of 2013 industrial sales result in EMEA was another consecutive quarter of strong sales growth. EMEA industrial sales increased 7.4%, or 7.1% excluding a slight impact from favorable foreign exchange rates. Volume and product mix was the primary driver, accounting for a 5.3% increase, while pricing actions added 1.8% to sales for the quarter. This increase was led by demand from quick service restaurants in this region which grew throughout 2012 and continued into the first quarter of 2013. This growth was broad-based with products supplied by facilities in the U.K., South Africa and Turkey.
In the Asia/Pacific region, industrial sales decreased 11.7% in the first quarter of 2013 compared to the first quarter of 2012, which included a favorable foreign exchange rate impact of 1.4%. Excluding this impact of foreign currency, sales decreased 13.1%, with virtually all of the decrease attributable to lower volume and product mix. This region was affected by decreased sales to U.S. based quick service restaurant in China, which were affected by lower consumer traffic from well-publicized reports on chicken in the first part of 2013. This sales pressure is expected to improve in the upcoming quarters.

For the first quarter of 2013, operating income for the industrial business decreased $6.8 million, or 22% compare to the first quarter of 2012. Lower sales, higher material costs, an unfavorable mix across regions and increased retirement benefit expenses led to a reduction in operating income, offset in part by CCI-related cost savings and a partial recovery of a charge for out-of-specification materials that was recognized in 2012.

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
The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	February 28, 2013	February 29, 2012	November 30, 2012
Notional value	$190.3	$137.3	$188.8
Unrealized (loss) gain	0.9	0.3	(1.0)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of February 28, 2013, we had a total of $150 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $15.4 million accumulated gain as of February 28, 2013, compared to an $16.6 million accumulated gain as of November 30, 2012. The change in fair values is due to changes in interest rates and the remaining duration of the interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2013, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	Feb 28, 2013	Feb 29, 2012
	(in millions)
Net cash provided by operating activities	$31.6	$22.5
Net cash used in investing activities	(11.3)	(14.9)
Net cash used in financing activities	(34.4)	(9.3)
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

Operating Cash Flow – Cash from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the first quarter of 2013, cash flow from operations was $9.1 million higher than the same period of 2012. This improvement was led by a decrease in inventory in the first three months of 2013 as compared to the first three months of the prior year.
Investing Cash Flow – The decrease in cash outflow used for investing was mostly the result of a lower level of capital expenditures made in 2013 as compared to 2012. We spent $12.4 million on capital expenditures in the first three months of 2013, compared to $15.1 million for the same period last year. Capital expenditures for fiscal year 2013 are expected to be $120 to $130 million.
Financing Cash Flow – We used $34.4 million in cash flow for financing activities for the first three months of 2013 as compared to $9.3 million in cash flow used for financing activities for the same period last year. The primary reason for this variance is an increase in common stock repurchases in 2013 as compared to 2012 and a lower level of stock options exercised this year compared to same period last year.
The following table outlines the activity in our share repurchase program for the three months ended (in millions):

	Feb 28, 2013	Feb 29, 2012
Number of shares of common stock repurchased	0.9	0.8
Dollar amount	$60.2	$42.3
As of February 28, 2013, $77 million remained of the $400 million share repurchase authorization.
During the three months ended February 28, 2013, we received proceeds of $10.5 million from exercised options compared to $14.4 million in the first three months of last year. We increased dividends paid to $45.1 million for the first three months of 2013 compared to $41.4 million in the same period last year. Dividends paid in the first quarter of 2013 were declared on November 27, 2012.

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

We define EBITDA as net income plus expenses of interest, income taxes, depreciation and amortization. The following table reconciles our EBITDA to our net income for the trailing twelve month periods ending February 28, 2013, February 29, 2012 and November 30, 2012:

	Feb 28, 2013	Feb 29, 2012	Nov 30, 2012
Net income	$409.3	$371.8	$407.8
Depreciation and amortization	103.2	100.4	102.8
Interest expense	54.9	52.5	54.6
Income tax expense	138.0	142.7	139.8
EBITDA	705.4	667.4	705.0

Total debt	$1,229.9	$1,311.8	$1,171.8

Total debt/EBITDA	1.74	1.97	1.66
Our total debt to EBITDA increased slightly as of February 28, 2013 when compared to November 30, 2012 reflecting an increase in short-term borrowings as of the end of our first quarter as compared to our fiscal year-end. This reflects the seasonality of our operating cash flows, which is typically higher in the latter half of our fiscal year year. When comparing total debt to EBITDA as of February 28, 2013 to February 29, 2012, the decrease reflects both an increase in net income for the trailing twelve month period and a lower level of debt as we continually paid down debt during 2012 originating from our acquisitions in 2011.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end February 28, 2013, we temporarily used $200.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At quarter-end February 29, 2012, we temporarily used $179.2 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2013 and February 29, 2012 were $355.9 million and $431.0 million, respectively. Total average debt outstanding for the three months ended February 28, 2013 and February 29, 2012 was $1,360.9 million and $1,436.0 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2013, the exchange rates for the Euro, the British pound sterling, the Canadian dollar and Australian dollar were lower than February 29, 2012. At February 28, 2013, the exchange rate for the British pound sterling, the Canadian dollar and Australian dollar were lower than at November 30, 2012.
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
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total contributions to our pension plans in 2013 of approximately $48 million, which compares to $104.3 million of contributions in 2012. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.
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

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2012. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2012 fiscal year end.

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
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.A	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2012 to December 31, 2012	CS – 0	$—	—	$137	million
	CSNV – 9,800	$64.20	9,800
January 1, 2013 to January 31, 2013	CS – 0	$—	—	$134	million
	CSNV – 50,000	$61.19	50,000
February 1, 2013 to February 28, 2013	CS – 29,795	$66.88	29,795	$77	million
	CSNV – 860,000	$63.39	860,000
Total	CS – 29,795	$66.88	29,795	$77	million
	CSNV – 919,800	$63.28	919,800
As of February 28, 2013, $77 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstance, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2013, we issued 344,032 shares of CSNV in exchange for shares of CS and issued 56,342 shares of CS in exchange for shares of CSNV.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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
Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(vii)
2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

(viii)
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
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language):

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

McCORMICK & COMPANY, INCORPORATED

April 2, 2013	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

April 2, 2013	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller