Form 10-K/A
period 2012-11-30
MCCORMICK & CO INC
filed 2013-05-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012	Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED

Maryland	52-0408290
(State of incorporation)	(IRS Employer Identification No.)

18 Loveton Circle
Sparks, Maryland	21152
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (410) 771-7301
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange
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
The aggregate market value of the voting common equity held by non-affiliates at May 31, 2012: $430,362,378
The aggregate market value of the non-voting common equity held by non-affiliates at May 31, 2012: $6,763,764,240

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

Explanatory Note
McCormick & Company, Inc. is filing this amendment to Item 15 of its Annual Report on Form 10-K for the fiscal year ended November 30, 2012, to furnish the financial statements required by Form 11-K with respect to the McCormick 401(K) Retirement Plan for the years ended November 30, 2012 and 2011 and the Mojave Foods Corporation 401(K) Retirement Plan for the years ended November 30, 2012 and 2011. This amendment does not affect the Company’s historical results of operations, financial condition or cash flows for any periods presented.

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
THE McCORMICK 401(K) RETIREMENT PLAN

DATE:	May 28, 2013	By:	/s/ Cecile K. Perich
Cecile K. Perich
Vice President - Human Relations and Plan Administrator

THE MCCORMICK 401(K) RETIREMENT PLAN
Financial Statements and Supplemental Schedule Together with
Report of Independent Registered Public Accounting Firm
As of November 30, 2012 and 2011

NOVEMBER 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Investment Committee
McCormick & Company, Incorporated

We have audited the accompanying statements of net assets available for benefits of The McCormick 401(k) Retirement Plan (the Plan) as of November 30, 2012 and 2011, and the related statement of changes in net assets available for benefits for the year ended November 30, 2012. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2012 and 2011, and the changes in net assets available for benefits for the year ended November 30, 2012, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements as a whole. The supplemental Schedule H, Line 4i - Schedule of Assets (Held at End of Year) as of November 30, 2012, is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's rules and regulations for reporting and disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects in relation to the basic financial statements as a whole.

Hunt Valley, Maryland
May 17, 2013

200 International Circle ó Suite 5500 ó Hunt Valley ó Maryland 21030 ó P 410-584-0060 ó F 410-584-0061

THE MCCORMICK 401(K) RETIREMENT PLAN
Statements of Net Assets Available for Benefits
As of November 30, 2012 and 2011

	2012	2011
ASSETS
Cash	$6,166	$15,911
Investments:
Securities – at fair value, participant directed:
McCormick stock fund	172,405,433	135,315,696
Common and collective fund	39,743,185	40,934,276
Equity funds	171,422,514	148,011,196
Bond funds	36,624,742	32,610,188
Balanced funds	55,602,725	44,767,355
Total Investments	475,798,599	401,638,711
Receivables:
Notes receivable from participants	6,775,616	6,353,990
Employer contributions	194,605	—
Employee contributions	514,573	2,432

Total Receivables	7,484,794	6,356,422

Total Assets at Fair Value	483,289,559	408,011,044

NET ASSETS
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(1,120,070)	(1,037,321)

Net Assets Available for Benefits	$482,169,489	$406,973,723
The accompanying notes are an integral part of these financial statements.

THE MCCORMICK 401(K) RETIREMENT PLAN
Statement of Changes in Net Assets Available for Benefits
For the Year Ended November 30, 2012

Additions
Investment income:
Dividends and interest	$5,203,522
Net appreciation of investments	68,384,445
Total investment income	73,587,967

Interest on notes receivable from participants	290,123

Contributions:
Employer contributions	7,380,460
Employee contributions	16,390,044
Rollover	1,202,148
Total contributions	24,972,652
Total Additions	98,850,742

Deductions
Participant withdrawals	22,973,603
Administrative expenses	681,373
Total Deductions	23,654,976

Net increase	75,195,766
Net assets available for benefits, beginning of year	406,973,723
Net Assets Available for Benefits, End of Year	$482,169,489
The accompanying notes are an integral part of this financial statement.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

1.	DESCRIPTION OF THE PLAN

General

The McCormick 401(k) Retirement Plan (the Plan) is a defined contribution plan sponsored by McCormick & Company, Incorporated (the Company or the Plan Sponsor), which incorporates a 401(k) savings and investment option.

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

Effective December 1, 2011, the Plan was amended to provide the post-2011 profit sharing contributions to the Plan for each post-2011 active participant, who is employed by the Company as of November 30 of the Plan year.

The following description of the Plan provides only general information. Further information about the Plan agreement, eligible employees, the vesting provisions, and investment alternatives are contained in the Plan Document.
Contributions

Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 100% of their earnings, subject to certain limitations. Effective December 1, 2000, the Company and participating subsidiaries provide a matching contribution of 100% of the first 3% of an employee's contribution, and 50% on the next 2% of the employee's contribution. Employees hired prior to January 1, 2012, are required to have one year of service with the Company to be eligible for the matching contribution. Employees hired after December 31, 2011 are immediately eligible for the match. For new hires after December 31, 2011, McCormick will make an annual profit sharing contribution of 3% of eligible earnings to participants' accounts (in addition to company match, which is applied as employee contributions are deposited). Employees will be automatically enrolled in the 401(k) plan at 2%; however, they can opt out or elect to change the percentage at any time. If the employee does not make a positive election to change the percentage, the contribution rate will be increased by 1% per year (up to maximum of 10% or IRS contribution limit).

Participants' elective contributions, as well as the Company's matching contributions, are invested in the Plan's investment funds as directed by the participant.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

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

Vesting
Participants are immediately vested in their contributions, the Company match, and all related earnings. The 3% annual profit sharing contribution vests when employee has 3 years of service or reaches age 55, if sooner.

Notes Receivable from Participants
Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant's contributed account balance or $50,000, less the highest outstanding loan balance during the prior 12 months, whichever is less. The Company's investment committee determines the interest rate for loans based on current market rates. The loans are secured by the participant's account and bear interest at rates ranging from 4.25% to 9.25%.
Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer loan terms are available for loans taken to purchase, construct, reconstruct, or substantially rehabilitate a primary home for the participant or the participant's immediate family.

Benefit Payment
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

Plan Termination

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
November 30, 2012 and 2011

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
Valuation of Securities and Income Recognition

Investments are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 3 for discussion of fair value measurements.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on ex-dividend date. Net appreciation (depreciation) includes the Plan's gains and losses on investments bought and sold as well as held during the year.

Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the Plan year. Investments for which no sale was reported on that date are valued at the last reported bid price. Common and collective funds are valued by the issuer of the funds based on the fund managers' estimate of the individual closing price of the funds on the last day of the plan year as quoted by the applicable fund issuer.

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

The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund's daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2012, 5,025,508 units were outstanding with a value of approximately $34.31 per unit. As of November 30, 2011, 4,181,812 units were outstanding with a value of approximately $32.36 per unit. As of November 30, 2012, the Fund held 2,647,325 shares of McCormick & Company, Incorporated common stock with an aggregate value of $170,027,250, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $2,378,183. As of November 30, 2011, the Fund held 2,761,799, shares of McCormick & Company, Incorporated common stock with an aggregate value of $133,895,683, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $1,420,013.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of November 30, 2012 and 2011.

Contributions

Employee and employer contributions are recorded in the period that the Plan Sponsor makes payroll deductions from the participant's earnings. The post-2011 profit sharing contributions are typically funded after the Plan year-end, within the timeframe prescribed by the Internal Revenue Service.

Administrative Expenses

Administrative expenses incurred on behalf of the Plan are paid by the Plan Sponsor; however, fees for loan initiation and maintenance are paid for by the participant, and management and other fees for investment funds offered under the Plan are included in administrative expenses in the accompanying statement of changes in net assets available for benefits.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2012-04, “Technical Corrections and Improvements” (ASU 2012-04). ASU 2012-04 identifies when the use of fair value should be linked to the definition of fair value in Topic 820, “Fair Value Measurement” and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012, for public entities and December 15, 2013, for nonpublic entities. Management is currently evaluating the implications of ASU 2012-04 and does not expect implementation to have a material effect on the statement of net assets available for benefits.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (Generally Accepted Accounting Principles) and IFRS (International Financial Reporting Standards)” (ASU 2011-04). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose quantitative information about the unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy.

In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. It did not have a material impact in the Plan's financial statements.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

The Plan evaluated the accompanying financial statements for subsequent events and transactions through May 17, 2013, the date these financial statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS
The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2012, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in value by $68,384,445, as follows:

McCormick & Company, Incorporated - common stock	$42,336,126
Pooled, common and collective funds	688,439
Mutual funds	25,359,880
Total	$68,384,445
The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2012 and 2011, were as follows:

	As of November 30,
	2012		2011
McCormick & Company, Incorporated – common stock fund	170,027,250		135,315,696
Common and collective fund:
Wells Fargo Stable Return Fund N15	39,743,185		39,896,955
Mutual funds:
Vanguard Institutional Index Fund	71,417,950		62,296,622
Vanguard Total Bond Market Index Fund	22,853,186	*	22,824,554

*	Amount less than 5%, shown for comparative purposes.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS (continued)

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
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of November 30, 2012 and 2011.
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

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS (continued)

Fair Value Measurements (continued)
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2012:

	Assets at Fair Value as of November 30,2012
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$171,422,514	$—	$—	$171,422,514
Bond funds	36,624,742	—	—	36,624,742
Balanced funds	55,602,725	—	—	55,602,725
Common stock fund:
Consumer staples	172,405,433	—	—	172,405,433
Stable value fund	—	39,743,185	—	39,743,185
Total Assets at Fair Value	$436,055,414	$39,743,185	$—	$475,798,599
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2011:

	Assets at Fair Value as of November 30,2010
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$148,011,196	$—	$—	$148,011,196
Bond funds	32,610,188	—	—	32,610,188
Balanced funds	44,767,355	—	—	44,767,355
Common stock fund:
Consumer staples	135,315,696	—	—	135,315,696
Stable value fund	—	40,934,276	—	40,934,276
Total Assets at Fair Value	$360,704,435	$40,934,276	$—	$401,638,711

In accordance with the fair value measurements and disclosure guidance, the following table presents the category, fair value, redemption frequency, and redemption notice period for the plan investments, the fair value of which is estimated using the NAV per share as of November 30.

Investment	2012	2011	Redemption Frequency	Redemption Notice Period
Wells Fargo Stable Return Fund N15	39,743,185	40,934,276	Monthly/Quarterly	None

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N15 (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive under accounting principle generally accepted in the United States of America. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, along with the Plan's other investments, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

4.	GUARANTEED INVESTMENT CONTRACT WITH INSURANCE COMPANY

The Plan entered into a benefit-responsive guaranteed investment contract with Wells Fargo Bank, N.A. (Wells Fargo), a subsidiary of Wells Fargo & Company. Wells Fargo maintains the contributions in a general account. The account is credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses. The guaranteed investment contract issuer is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the Plan.

Because the guaranteed investment contract is fully benefit-responsive, contract value is the relevant measurement attribute for that portion of the net assets available for benefits attributable to the guaranteed investment contract. The guaranteed annuity contract is presented on the face of the statements of net assets available for benefits at fair value with an adjustment to contract value in arriving at net assets available for benefits. Contract value, as reported to the Plan by Wells Fargo, represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value.

There are no reserves against contract value for credit risk of the contract issuer or otherwise. The fair value of the investment contract at November 30, 2012 and 2011 was $39,743,185 and $40,934,276, respectively.

Certain events limit the ability of the Plan to transact at contract value with the issuer. Such events include the following: (1) amendments to the Plan documents (including complete or partial Plan termination or merger with another plan), (2) changes to the Plan's prohibition on competing investment options or deletion of equity wash provisions, (3) bankruptcy of the Plan sponsor or other Plan sponsor events (for example, divestitures or spin-offs of a subsidiary) that cause a significant withdrawal from the Plan, or (4) the failure of the trust to qualify for exemption from federal income taxes or any required prohibited transaction exemption under ERISA. The Plan administrator does not believe that any events which would limit the Plan's ability to transact at contract value with participants are probable of occurring.

The guaranteed annuity contract does not permit the insurance company to terminate the agreement prior to the scheduled maturity date.

Average yields:	2012	2011
Based on actual earnings	0.94%	1.56%
Based on interest rate credited to participants	1.95%	2.33%

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST

The Plan holds investments in common stock of McCormick & Company, Incorporated, the Plan Sponsor, and in funds managed by affiliates of Wells Fargo Minnesota N.A., the custodial trustee of the Plan. Dividends on McCormick & Company, Incorporated common stock and income on investments in Wells Fargo Minnesota N.A. funds are at the same rates as non-affiliated holders of these securities.

6.	INCOME TAX STATUS

The Internal Revenue Service (“IRS”) has ruled that the Plan qualified under Section 401(a) of the Internal Revenue Code (“IRC”) in a letter dated February 25, 2004, and is therefore not subject to tax under present income tax laws.  The Plan has been amended since receiving the determination letter; however, the Plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

Accounting principles generally accepted in the United States of America require plan management to evaluate tax positions taken by the plan and recognized a tax liability (or asset) if the organization has taken an uncertain position that more likely than not would not be sustained upon examination by the IRS. The Plan administrator has analyzed the tax positions taken by the Plan, and has concluded that as of November 30, 2012 and 2011, there are no certain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Plan is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The Plan administrator believes it is no longer subject to income tax examinations for years prior to 2009.

7.	RISKS AND UNCERTAINTIES

The Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants' account balances and the amounts reported in the accompanying statements of net assets available for benefits.

THE MCCORMICK 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

8.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2012	2011
Statements of Net Assets Available for Benefits
Net assets available for benefits per the financial statements	$482,169,489	$406,973,723
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	1,120,070	1,037,321
Net Assets Available for Benefits per the Form 5500, at Fair Value	$483,289,559	$408,011,044

Year Ended November 30, 2012
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$75,195,766
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	82,749
Net Increase in Net Assets Available for Benefits per Form 5500	$75,278,515

SUPPLEMENTAL SCHEDULE

THE MCCORMICK 401(K) RETIREMENT PLAN
Schedule H, Line 4i - Schedule of Assets (Held at End of Year)
As of November 30, 2012

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
* Common Stock	2,647,325	$170,027,250
Money Market Fund
* Wells Fargo Short-Term Investment Money Market Fund	2,378,183	2,378,183
		172,405,433
Common and Collective Funds
* Wells Fargo Stable Return Fund N15	3,559,511	39,743,185
Mutual Funds
American Funds EuroPacific Growth Fund	510,058	20,856,265
ICM Small Company Value Fund	462,006	13,476,726
Managers Small Cap Fund	957,225	13,429,863
T Rowe Price Growth Stock Fund	393,669	14,857,085
Vanguard Institutional Index Fund	548,314	71,417,950
Vanguard Mid Cap Index Fund	459,462	10,241,410
Vanguard Small Cap Index Institutional Fund	186,645	7,146,634
Vanguard Total International Stock Index Fund	67,930	6,623,898
Vanguard Windsor II Fund Adm	257,464	13,372,683
Pimco Total Return Fund	1,185,160	13,771,556
Vanguard Total Bond Market Index Fund	2,042,287	22,853,186
Vanguard Target Retirement Fund	450,307	5,525,270
Vanguard Target Retirement Fund 2015	1,011,681	13,718,395
Vanguard Target Retirement Fund 2025	1,440,920	19,755,011
Vanguard Target Retirement Fund 2035	737,240	10,439,315
Vanguard Target Retirement Fund 2045	421,953	6,164,734
Total Mutual Funds		263,649,981
Participant Loans **
* Notes receivable from participants		6,775,616
Total Investments		$482,574,215

*	Party-in-interest as defined by ERISA.
**	Interest rates at 4.25% to 9.75%; maturity dates range from 2012 to 2032.
Note: Historical cost has been omitted as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan and Mojave Foods Corporation 401(k) Retirement Plan of McCormick & Company, Inc. of our report dated May 17, 2013, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2012, our report dated May 17, 2013, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2012.

Form	Registration Number	Date Filed
S-8	333-187703	4/3/2013
S-8	333-186250	1/28/2013
S-8	333-158573	4/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	4/2/2008
S-3	333-147809	12/4/2007
S-8	333-142020	4/11/2007
S-3	333-122366	1/28/2005
S-8	333-114094	3/31/2004
S-8	333-57590	3/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	3/24/1999
S-3	333-47611	3/9/1998
S-8	333-23727	3/21/1997
/s/ SB & Company LLC
May 17, 2013
Hunt Valley, Maryland

200 International Circle ó Suite 5500 ó Hunt Valley ó Maryland 21030 ó P 410-584-0060 ó F 410-584-0061

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
THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN

DATE:	May 28, 2013	By:	/s/ Tim O’Donnell
Tim O’Donnell
Director of Finance – Mojave Foods Corporation and Plan Administrator

THE MOJAVE FOODS CORPORATION
401(K) RETIREMENT PLAN
Financial Statements and Supplemental Schedule Together with
Report of Independent Registered Public Accounting Firm
As of November 30, 2012 and 2011

NOVEMBER 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Investment Committee
McCormick & Company, Incorporated
(on behalf of The Mojave Foods Corporation 401(k) Retirement Plan)

We have audited the accompanying statements of net assets available for benefits of The Mojave Foods Corporation 401(k) Retirement Plan (the Plan) as of November 30, 2012 and 2011, and the related statement of changes in net assets available for benefits for the year ended November 30, 2012. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Plan's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of November 30, 2012 and 2011, and the changes in net assets available for benefits for the year ended November 30, 2012, in conformity with accounting principles generally accepted in the Unites States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements as a whole. The supplemental Schedule H, Line 4i - Schedule of Assets (Held at End of Year) as of November 30, 2012, is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's rules and regulations for reporting and disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated, in all material respects in relation to the basic financial statements as a whole.

Hunt Valley, Maryland
May 17, 2013

200 International Circle ó Suite 5500 ó Hunt Valley ó Maryland 21030 ó P 410-584-0060 ó F 410-584-0061

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Statements of Net Assets Available for Benefits
As of November 30, 2012 and 2011

	2012	2011
ASSETS
Cash	$17	$38
Investments
Securities – at fair value, participant directed:
McCormick stock fund	186,043	134,358
Common and collective fund	111,115	112,632
Equity funds	822,069	677,118
Bond funds	264,255	225,378
Balanced funds	602,448	404,223
Total Investments	1,985,930	1,553,709
Receivables
Notes receivable from participants	111,606	89,383
Employer contributions	40,816	39,447
Employee contributions	—	1,243
Total Receivables	152,422	130,073
Net Assets at Fair Value	2,138,369	1,683,820
Adjustments from fair value to contract value for fully benefit-responsive investment contracts	(3,132)	(2,854)
Net Assets Available for Benefits	$2,135,237	$1,680,966
The accompanying notes are an integral part of these financial statements.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Statement of Changes in Net Assets Available for Benefits
For the Year Ended November 30, 2012

Additions
Investment income:
Dividends:
McCormick & Company, Incorporated	$2,520
Mutual funds	24,824
Net appreciation of investments	188,993
Total investment income	216,337

Interest on notes receivable from participants	3,684

Contributions:
Employer contributions	35,444
Employee contributions	284,071
Total Contributions	319,515
Total Additions	539,536

Deductions
Participant withdrawals	84,645
Administrative expenses	620
Total Deductions	85,265

Net increase	454,271
Net assets available for benefits, beginning of year	1,680,966
Net Assets Available for Benefits, End of Year	$2,135,237
The accompanying notes are an integral part of these financial statements.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

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
Contributions
Participating employees contribute to the Plan through payroll deductions in amounts ranging from 1% to 60% of their earnings, subject to certain limitations. The Plan allows but does not require the Company to make matching contributions or other contributions at its discretion. Only participants employed by the Company on the last day of a plan year are eligible to receive any Company contributions made for such plan year. During the years ended November 30, 2012 and 2011, the Company made discretionary matching contributions of 25% of eligible employee contributions.

Participants' elective contributions, as well as the Company's matching contributions, are invested in the Plan's investment funds as directed by the participant.
Participant Accounts

Each participant's account is credited with the participant's contribution, and an allocation of the employer's contribution made on his or her behalf plus a proportionate interest in the investment earnings of the funds in which the contributions are vested. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account balance.

Vesting
Participants are immediately vested in their contributions, the Company's contributions, including matching contributions, and all related earnings.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

1.	DESCRIPTION OF THE PLAN (continued)

Notes Receivable from Participants

Participants are permitted to take loans from their account balances, subject to a $500 minimum. The maximum of any loan cannot exceed one-half of the participant's contributed account balance or $50,000, less the highest outstanding unpaid loan balance during the prior 12 months, whichever is less. The Plan Sponsor determines the interest rate for loans based on current market rates. The loans are secured by the participant's account and bear interest at rates ranging from 4.25% to 9.25%.
Loan repayments, including interest, are made by participants through payroll deductions over loan terms of up to five years. Longer terms are available for loans taken to purchase, construct, or substantially rehabilitate a primary home for the participant or the participant's immediate family.
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
November 30, 2012 and 2011

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
Valuation of Securities and Income Recognition

Investments are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 3 for discussion of fair value measurements.
Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend rate. Net appreciation (depreciation) includes the Plan's gains and losses on investments bought and sold as well as held during the year.
Securities traded on a national securities exchange or included on the NASDAQ National Market List are valued at the last reported sales price on the last business day of the Plan year. Investments for which no sale was reported on that date are valued at the last reported bid price. Common and collective funds are valued by the issuer of the funds based on the fund managers' estimate of the individual investments held by the fund. Mutual funds are valued at the closing price of the funds on the last day of the plan year as quoted by the applicable fund issuer.
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
The McCormick Stock Fund (the Fund) is tracked on a unitized basis. The Fund consists of McCormick & Company, Incorporated common stock (voting and non-voting) and funds held in the Wells Fargo Short-Term Investment Money Market Fund sufficient to meet the Fund's daily cash needs. Unitizing the Fund allows for daily trades. The value of a unit reflects the combined market value of McCormick & Company, Incorporated common stock and the cash investments held by the Fund. As of November 30, 2012, 17,889 units were outstanding with a value of approximately $10.40 per unit. As of November 30, 2011, 14,631 units were outstanding with a value of approximately $9.18 per unit. As of November 30, 2012, the Fund held 2,632 shares of McCormick & Company, Incorporated common stock with an aggregate value of $170,786, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $15,257. As of November 30, 2011, the Fund held 2,510 shares of McCormick & Company, Incorporated common stock with an aggregate value of $122,237, and a balance in the Wells Fargo Short-Term Investment Money Market Fund of $12,121.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes Receivable from Participants

Notes receivable from participants are measured at their unpaid principal balance plus any accrued but unpaid interest. Delinquent notes receivable from participants are reclassified as distributions based upon the terms of the Plan Document; thus, no allowance for doubtful accounts has been recorded as of November 30, 2012 and 2011.

Contributions

Employee contributions are recorded in the period that the Plan Sponsor makes payroll deductions from the participant's earnings. The Company match is typically funded after the Plan year-end, within the timeframe prescribed by the Internal Revenue Service.

Administrative Expenses

Administrative expenses incurred on behalf of the Plan are paid by the Plan Sponsor; however, fees for loan initiation and maintenance are paid for by the participant, and management and other fees for investment funds offered under the Plan are included in administrative expenses in the accompanying statement of changes in net assets available for benefits.

The Company provides the Plan with certain management and administrative services for which no fees are charged; however, participant loan service fees are paid by the Plan and included as administrative expenses.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2012-04, “Technical Corrections and Improvements” (ASU 2012-04). ASU 2012-04 identifies when the use of fair value should be linked to the definition of fair value in Topic 820, “Fair Value Measurement” and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012, for public entities and December 15, 2013, for nonpublic entities. Management is currently evaluating the implications of ASU 2012-04 and does not expect implementation to have a material effect on the statement of net assets available for benefits.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (Generally Accepted Accounting Principles) and IFRS (International Financial Reporting Standards)” (ASU 2011-04). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose quantitative information about the unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy.

In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. It did not have a material impact in the Plan's financial statements.

Subsequent Events

The Company evaluated the accompanying financial statements for subsequent events and transactions through May 17, 2013, the date these financial statements were available for issue and have determined that no material subsequent events have occurred that would affect the information presented in the accompanying financial statements or require additional disclosure.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS
The Plan’s investments are held in bank-administered trust funds. The custodial trustee of the Plan is Wells Fargo Bank Minnesota N.A. During the year ended November 30, 2012, the Plan’s investments (including investments bought, sold, or held throughout the year) appreciated in fair value by $188,993, as follows:

McCormick & Company, Incorporated - Common stock	$42,663
Common and collective fund	(7,647)
Mutual funds	153,977
Total	$188,993

The value of individual investments that represent 5% or more of the Plan’s net assets available for benefits as of November 30, 2012 and 2011, were as follows:

	As of November 30,
	2012	2011
McCormick & Company, Incorporated – Common stock fund	$170,786	$122,237
Common and collective fund:
Wells Fargo Stable Return Fund N15	111,115	112,632
Mutual funds:
Vanguard Institutional Index Fund	354,880	297,897
Vanguard Total Bond Market Index Fund	263,937	225,091
Vanguard Target Retirement 2025	174,466	110,079
Vanguard Target Retirement 2035	171,937	116,101
Vanguard Windsor II Fund Adm	135,538	113,822
ICM Small Company Portfolio Fund	118,877	102,997

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS (continued)

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
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used as of November 30, 2012 and 2011.
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

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS (continued)

Fair Value Measurements (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2012:

	Assets at Fair Value as of November 30, 2012
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$822,069	$—	$—	$822,069
Bond funds	264,255	—	—	264,255
Balanced funds	602,448	—	—	602,448
Common stock fund:
Consumer staples	186,043	—	—	186,043
Stable value fund	—	111,115	—	111,115
Total Assets at Fair Value	$1,874,815	$111,115	—	$1,985,930

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of November 30, 2011:

	Assets at Fair Value as of November 30, 2011
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$677,118	$—	$—	$677,118
Bond funds	225,378	—	—	225,378
Balanced funds	404,223	—	—	404,223
Common stock fund:
Consumer staples	134,358	—	—	134,358
Stable value fund	—	112,632	—	112,632
Total Assets at Fair Value	$1,441,077	$112,632	$—	$1,553,709

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

3.	INVESTMENTS (continued)

In accordance with the fair value measurements and disclosure guidance, the following table presents the category, fair value, redemption frequency, and redemption notice period for the plan investments, the fair value of which is estimated using the NAV per share as of November 30.

Investment	2012	2011	Redemption Frequency	Redemption Notice Period
Wells Fargo Stable Return Fund N15	111,115	112,632	Monthly/Quarterly	None

One of the investment options offered by the Plan, the Wells Fargo Stable Return Fund N15 (the “Stable Return Fund”), is a common collective trust that is fully invested in Wells Fargo Stable Return Fund G, which is fully invested in contracts deemed to be fully benefit responsive under accounting principle generally accepted in the United States of America. Accordingly, in the statements of net assets available for benefits, the Stable Return Fund, is stated at fair value with a corresponding adjustment to reflect the investment in the Stable Return Fund at contract value. Contract value represents cost plus accrued income minus redemptions.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

4.	GUARANTEED INVESTMENT CONTRACT WITH INSURANCE COMPANY

The Plan entered into a benefit-responsive guaranteed investment contract with Wells Fargo Bank, N.A. (Wells Fargo), a subsidiary of Wells Fargo & Company. Wells Fargo maintains the contributions in a general account. The account is credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses. The guaranteed investment contract issuer is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the Plan.

Because the guaranteed investment contract is fully benefit-responsive, contract value is the relevant measurement attribute for that portion of the net assets available for benefits attributable to the guaranteed investment contract. The guaranteed annuity contract is presented on the face of the statements of net assets available for benefits at fair value with an adjustment to contract value in arriving at net assets available for benefits. Contract value, as reported to the Plan by Wells Fargo, represents contributions made under the contract, plus earnings, less participant withdrawals and administrative expenses. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value.

There are no reserves against contract value for credit risk of the contract issuer or otherwise. The fair value of the investment contract at November 30, 2012 and 2011 was $111,115 and $112,632, respectively.

Certain events limit the ability of the Plan to transact at contract value with the issuer. Such events include the following: (1) amendments to the Plan documents (including complete or partial Plan termination or merger with another plan), (2) changes to the Plan's prohibition on competing investment options or deletion of equity wash provisions, (3) bankruptcy of the Plan sponsor or other Plan sponsor events (for example, divestitures or spin-offs of a subsidiary) that cause a significant withdrawal from the Plan, or (4) the failure of the trust to qualify for exemption from federal income taxes or any required prohibited transaction exemption under ERISA. The Plan administrator does not believe that any events which would limit the Plan's ability to transact at contract value with participants are probable of occurring.

The guaranteed annuity contract does not permit the insurance company to terminate the agreement prior to the scheduled maturity date.

Average yields:	2012	2011
Based on actual earnings	0.94%	1.56%
Based on interest rate credited to participants	1.95%	2.33%

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

5.	TRANSACTIONS WITH PARTIES-IN-INTEREST
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

6.	INCOME TAX STATUS

The Company adopted a Prototype 401(k) Profit-Sharing Plan document that received a favorable opinion letter from the Internal Revenue Service (IRS), which stated that the prototype plan, as designed, qualified under Section 401(a) of the Internal Revenue Code (the Code) effective March 31, 2008. The Plan was amended effective December 1, 2012; however, the Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code, and therefore, believes the Plan is qualified and the related trust is tax exempt.

7.	RISKS AND UNCERTAINTIES

The Plan invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants' account balances and the amounts reported in the accompanying statements of net assets available for benefits.

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Notes to the Financial Statements
November 30, 2012 and 2011

8.	RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
The following table presents a reconciliation of net assets available for benefits and net increase in net assets available for benefits between the accompanying financial statements and the Form 5500:

	As of November 30,
	2012	2011
Statements of Net Assets Available for Benefits:
Net assets available for benefits per the financial statements	$2,135,237	$1,680,966
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	3,132	2,854
Net Assets Available for Benefits per the Form 5500, at Fair Value	$2,138,369	$1,683,820

Year Ended November 30, 2012
Statement of Changes in Net Assets Available for Benefits:
Net increase in net assets available for benefits per the financial statements	$454,271
Adjustment from fair value to contract value for fully benefit-responsive investment contracts	278
Net Increase in Net Assets Available for Benefits per Form 5500	$454,549

SUPPLEMENTAL SCHEDULE

THE MOJAVE FOODS CORPORATION 401(K) RETIREMENT PLAN
Schedule H, Line 4i – Schedule of Assets (Held at End of Year)
As of November 30, 2012

Description of Investments	Shares Held	Current Value
McCormick Stock Fund
McCormick & Company, Incorporated
* Common Stock	2,632	$170,786
Money Market Fund
* Wells Fargo Short-Term Investment Money Market Fund	15,257	15,257
Total McCormick Stock Funds		186,043
Common and Collective Fund
* Wells Fargo Stable Return Fund N	9,952	111,115
Mutual Funds
American Funds EuroPacific Growth Fund	1,400	57,260
ICM Small Company Value Fund	4,075	118,877
Managers Small Cap Fund	98	1,379
T Rowe Price Growth Stock Fund	2,475	93,389
Vanguard Institutional Index Fund	2,725	354,880
Vanguard Mid Cap Index Fund	1,185	26,417
Vanguard Small Cap Index Institutional Fund	35	1,342
Vanguard Total International Stock Index Fund	308	29,987
Vanguard Windsor II Fund Adm	2,667	138,538
Pimco Total Return Fund	27	318
Vanguard Total Bond Market Index Fund	23,587	263,937
Vanguard Target Retirement Fund	6,459	79,252
Vanguard Target Retirement Fund 2015	7,480	101,431
Vanguard Target Retirement Fund 2025	12,725	174,466
Vanguard Target Retirement Fund 2035	12,142	171,937
Vanguard Target Retirement Fund 2045	5,158	75,362
Total Mutual Funds		1,688,772
Participant Loans **
* Notes receivable from participants		111,606
Total Investments		$2,097,536

*	Indicates parties-in-interest as defined by ERISA.
**	Interest rates at 4.25% to 9.25%; maturity dates range from 2012 to 2017.
Note: Historical cost has been omitted, as all investments are participant directed.

Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the following Registration Statements pertaining to the McCormick 401(k) Retirement Plan and Mojave Foods Corporation 401(k) Retirement Plan of McCormick & Company, Inc. of our report dated May 17, 2013, with respect to the financial statements and supplemental schedule of the McCormick 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2012, our report dated May 17, 2013, with respect to the financial statements and supplemental schedule of the Mojave Foods Corporation 401(k) Retirement Plan included in this Annual Report (Form 11-K) for the year ended November 30, 2012.

Form	Registration Number	Date Filed
S-8	333-187703	04/03/2013
S-8	333-186250	01/28/2013
S-8	333-158573	04/14/2009
S-8	333-155775	11/28/2008
S-8	333-150043	04/02/2008
S-3	333-147809	12/04/2007
S-8	333-142020	04/11/2007
S-3	333-122366	01/28/2005
S-8	333-114094	03/31/2004
S-8	333-57590	03/26/2001
S-8	333-93231	12/21/1999
S-8	333-74963	03/24/1999
S-3	333-47611	03/09/1998
S-8	333-23727	03/21/1997

/s/ SB & Company LLC
May 17, 2013
Hunt Valley, Maryland

200 International Circle ó Suite 5500 ó Hunt Valley ó Maryland 21030 ó P 410-584-0060 ó F 410-584-0061