Form 10-Q
period 2013-05-31
MCCORMICK & CO INC
filed 2013-06-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period May 31, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2013
Common Stock	12,299,298
Common Stock Non-Voting	119,686,666

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Net sales	$1,002.6	$984.0	$1,936.9	$1,890.7
Cost of goods sold	608.2	595.6	1,180.8	1,147.0
Gross profit	394.4	388.4	756.1	743.7
Selling, general and administrative expense	278.4	267.1	528.1	509.8
Operating income	116.0	121.3	228.0	233.9
Interest expense	13.5	13.9	27.4	27.4
Other income (expense), net	0.8	(0.1)	1.4	0.7
Income from consolidated operations before income taxes	103.3	107.3	202.0	207.2
Income taxes	30.6	30.8	58.8	60.8
Net income from consolidated operations	72.7	76.5	143.2	146.4
Income from unconsolidated operations	5.9	3.9	11.4	8.5
Net income	$78.6	$80.4	$154.6	$154.9
Earnings per share – basic	$0.60	$0.61	$1.17	$1.17
Average shares outstanding – basic	132.1	132.6	132.3	132.8
Earnings per share – diluted	$0.59	$0.60	$1.16	$1.15
Average shares outstanding – diluted	133.6	134.1	133.8	134.3
Cash dividends paid per share	$0.34	$0.31	$0.68	$0.62
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Net income	$78.6	$80.4	$154.6	$154.9
Net income attributable to non-controlling interest	0.4	0.5	0.9	1.3
Other comprehensive income (loss), net of tax:
Unrealized components of pension plans	9.2	7.3	22.1	10.3
Currency translation adjustments	(29.6)	(98.3)	(45.8)	(75.5)
Change in derivative financial instruments	3.5	1.3	7.7	0.2
Less: Deferred taxes	(4.3)	(2.0)	(8.3)	(3.3)
Comprehensive income (loss)	$57.8	$(10.8)	$131.2	$87.9

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2013	May 31, 2012	Nov 30, 2012
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$72.1	$61.4	$79.0
Trade accounts receivables, net	399.9	378.0	465.9
Inventories
Finished products	293.2	279.2	289.0
Raw materials and work-in-process	318.2	331.8	326.0
	611.4	611.0	615.0
Prepaid expenses and other current assets	134.1	116.8	125.5
Total current assets	1,217.5	1,167.2	1,285.4
Property, plant and equipment	1,364.0	1,281.3	1,333.1
Less: accumulated depreciation	(809.7)	(773.8)	(785.8)
Property, plant and equipment, net	554.3	507.5	547.3
Goodwill	1,754.2	1,651.8	1,695.3
Intangible assets, net	353.3	341.1	323.5
Investments and other assets	329.5	298.1	313.9
Total assets	$4,208.8	$3,965.7	$4,165.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$299.1	$242.2	$140.3
Current portion of long-term debt	252.8	2.2	252.3
Trade accounts payable	322.1	321.9	375.8
Other accrued liabilities	352.2	334.0	419.2
Total current liabilities	1,226.2	900.3	1,187.6
Long-term debt	774.4	1,027.7	779.2
Other long-term liabilities	474.5	398.8	498.4
Total liabilities	2,475.1	2,326.8	2,465.2
Shareholders’ Equity
Common stock	346.9	313.9	332.6
Common stock non-voting	600.8	548.8	575.6
Retained earnings	953.2	885.9	934.6
Accumulated other comprehensive loss	(184.2)	(127.3)	(159.9)
Non-controlling interests	17.0	17.6	17.3
Total shareholders’ equity	1,733.7	1,638.9	1,700.2
Total liabilities and shareholders’ equity	$4,208.8	$3,965.7	$4,165.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2013	2012
Cash flows from operating activities
Net income	$154.6	$154.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	51.7	50.6
Stock-based compensation	12.5	8.7
Income from unconsolidated operations	(11.4)	(8.5)
Changes in operating assets and liabilities	(77.3)	(72.6)
Dividends from unconsolidated affiliates	2.6	11.3
Net cash flow provided by operating activities	132.7	144.4
Cash flows from investing activities
Acquisition of business	(116.7)	—
Capital expenditures	(34.6)	(35.2)
Proceeds from sale of property, plant and equipment	1.9	0.3
Net cash flow used in investing activities	(149.4)	(34.9)
Cash flows from financing activities
Short-term borrowings, net	158.9	25.3
Long-term debt repayments	(0.9)	(4.2)
Proceeds from exercised stock options	29.8	29.6
Common stock acquired by purchase	(92.1)	(68.6)
Dividends paid	(90.1)	(82.4)
Net cash flow provided by (used in) financing activities	5.6	(100.3)
Effect of exchange rate changes on cash and cash equivalents	4.2	(1.7)
(Decrease) increase in cash and cash equivalents	(6.9)	7.5
Cash and cash equivalents at beginning of period	79.0	53.9
Cash and cash equivalents at end of period	$72.1	$61.4
See notes to condensed consolidated financial statements (unaudited).

1.	ACCOUNTING POLICIES

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
The results of consolidated operations for the three and six month periods ended May 31, 2013 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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

On May 31, 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for approximately $146.7 million, subject to certain closing adjustments and financed with a combination of cash and debt. Of the total purchase price, $116.7 million was paid by the end of the second quarter 2013, and the remaining balance of $30.0 million is included in other accrued liabilities in the balance sheet and is payable upon attaining certain post-closing conditions. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China and will be included in our consumer business segment. At the time of acquisition, annual sales of WAPC were approximately $122 million. As of May 31, 2013, a preliminary valuation of the assets of WAPC resulted in $31.1 million allocated to tangible net assets, $37.7 million allocated to other intangible assets and $77.9 million allocated to goodwill.
During the quarter ended May 31, 2013, we recorded $3.7 million in transaction-related expenses associated with the WAPC acquisition. Proforma financial information for this acquisition has not been presented because the financial impact is not material.

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
In November 2012 and April 2013, we entered into a total of $100 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $100 million of fixed rates notes by August

2013. We intend to cash settle these agreements upon issuance of the fixed rate notes thereby effectively locking in the fixed interest rate in effect at the time the swap agreements were initiated. The weighted average fixed rate of these agreements is 1.94%. We have designated these forward starting interest rate swap agreements, which expire on August 28, 2013, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the fixed rate notes as a component of interest expense. Hedge ineffectiveness of these agreements was not material.
As of May 31, 2013, the maximum time frame for our foreign exchange forward contracts is 7 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.1 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$200.0	$18.4
Foreign exchange contracts	Other current assets	115.1	1.9	Other accrued liabilities	$64.5	$0.6
Total			$20.3			$0.6

As of May 31, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$17.9
Foreign exchange contracts	Other current assets	30.3	1.7	Other accrued liabilities	$142.4	$2.7
Total			$19.6			$2.7

As of November 30, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$16.7	Other accrued liabilities	$50.0	$0.1
Foreign exchange contracts	Other current assets	123.1	0.9	Other accrued liabilities	65.7	1.9
Total			$17.6			$2.0

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six month periods ending May 31, 2013 and 2012 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the 3 months ended May 31, 2013	For the 3 months ended May 31, 2012	For the 6 months ended May 31, 2013	For the 6 months ended May 31, 2012
Interest rate contracts	Interest expense	$1.3	$1.2	$2.5	$2.4

Cash Flow Hedges –
For the 3 months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2013	2012		2013	2012
Interest rate contracts	$3.3	$—	Interest expense	$(0.4)	$(0.4)
Foreign exchange contracts	0.6	0.5	Cost of goods sold	(0.2)	0.2
Total	$3.9	$0.5		$(0.6)	$(0.2)

Cash Flow Hedges –
For the 6 months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2013	2012		2013	2012
Interest rate contracts	4.5	$—	Interest expense	$(0.7)	$(0.7)
Foreign exchange contracts	2.1	(0.4)	Cost of goods sold	(0.7)	0.6
Total	$6.6	$(0.4)		$(1.4)	$(0.1)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of
		May 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72.1	$72.1	$—	$—
Insurance contracts	80.5	—	80.5	—
Bonds & other long-term investments	13.4	13.4	—	—
Interest rate derivatives	18.4	—	18.4	—
Foreign currency derivatives	1.9	—	1.9	—
Total	$186.3	$85.5	$100.8	$—
Liabilities
Foreign currency derivatives	$0.6	$—	$0.6	$—

		Fair value measurements using fair value hierarchy As of
		May 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$61.4	$61.4	$—	$—
Insurance contracts	63.3	—	63.3	—
Bonds & other long-term investments	12.3	12.3	—	—
Interest rate derivatives	17.9	—	17.9	—
Foreign currency derivatives	1.7	—	1.7	—
Total	$156.6	$73.7	$82.9	$—
Liabilities
Foreign currency derivatives	$2.7	$—	$2.7	—

		Fair value measurements using fair value hierarchy As of
		November 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79.0	$79.0	$—	$—
Insurance contracts	72.5	—	72.5	—
Bonds & other long-term investments	13.6	13.6	—	—
Interest rate derivatives	16.7	—	16.7	—
Foreign currency derivatives	0.9	—	0.9	—
Total	$182.7	$92.6	$90.1	$—
Liabilities
Foreign currency derivatives	$1.9	$—	$1.9	$—
Interest rate derivatives	0.1	—	0.1	—
Total	$2.0	$—	$2.0	$—
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

5.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, (in millions):

	United States		International
	2013	2012	2013	2012
Defined benefit plans
Service cost	$5.8	$4.4	$2.2	$1.7
Interest costs	7.8	8.0	3.1	3.3
Expected return on plan assets	(10.4)	(9.5)	(4.2)	(4.1)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	7.4	4.5	1.4	0.9
Total pension expense	$10.6	$7.4	$2.6	$1.9

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31, (in millions):

	United States		International
	2013	2012	2013	2012
Defined benefit plans
Service cost	$11.6	$8.7	$4.4	$3.4
Interest costs	15.6	15.9	6.3	6.4
Expected return on plan assets	(20.7)	(18.9)	(8.5)	(8.1)
Amortization of prior service costs	—	—	0.2	0.2
Recognized net actuarial loss	14.8	9.1	2.8	1.8
Total pension expense	$21.3	$14.8	$5.2	$3.7
During the six months ended May 31, 2013 and 2012, we made $37.7 million and $54.7 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in fiscal year 2012 were $104.3 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Other postretirement benefits
Service cost	$1.2	$1.1	$2.5	$2.2
Interest costs	1.0	1.2	2.0	2.4
Amortization of prior service costs	(0.3)	(1.0)	(0.6)	(2.0)
Amortization of losses	0.3	0.1	0.7	0.1
Total other postretirement expense	$2.2	$1.4	$4.6	$2.7

6.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Stock-based compensation expense	$9.7	$6.1	$12.5	$8.7
Our 2013 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2012 annual grant. The weighted-average grant-date fair value of an option granted in 2013 was $9.47 and in 2012 was $7.17 as calculated under a lattice pricing model. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2013	2012
Risk-free interest rates	0.1 - 1.8%	0.1 - 2.2%
Dividend yield	1.9%	2.3%
Expected volatility	14.5 - 20.6%	16.5 - 21.6%
Expected lives	6.2	6.1
The following is a summary of all stock option activity for the six months ended May 31, 2013 and 2012:

	2013		2012
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.1	$40.06	6.6	$34.98
Granted	0.9	71.60	0.8	54.24
Exercised	(0.9)	32.70	(1.0)	28.46
Outstanding at end of the period	5.1	47.13	6.4	38.71
Exercisable at end of the period	2.9	$38.59	4.1	$34.56
As of May 31, 2013 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $112.6 million and for exercisable options was $87.5 million. The total intrinsic value of all options exercised during the six months ended May 31, 2013 and 2012 was $32.7 million and $32.0 million, respectively.
The following is a summary of all of our RSU activity for the six months ended May 31, 2013 and 2012:

	2013		2012
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	192	$49.65	233	$43.23
Granted	89	71.60	112	54.24
Vested	(113)	51.05	(146)	42.78
Forfeited	(2)	55.16	(5)	46.09
Outstanding at end of period	166	$60.65	194	$49.86

The following is a summary of the MTIP award activity for the six months ended May 31, 2013 and 2012:

	2013		2012
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	240	$46.63	120	$44.47
Granted	94	64.74	120	48.78
Outstanding at end of period	334	$51.73	240	$46.63

7.	INCOME TAXES

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2013.
Income taxes for the six months ended May 31, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter. A new law was enacted in 2013 that retroactively granted the credit for 2012. There were no discrete tax effects in the quarter ended May 31, 2013. Income taxes for the three and six months ended May 31, 2012 include a $1.5 million discrete tax benefit. The benefit was due to the reversal of a portion of a valuation allowance originally established against a subsidiary's net operating losses. This subsidiary established a pattern of profitability which resulted in us concluding during the second quarter of 2012 that a portion of the valuation allowance should be reversed.

8.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Average shares outstanding – basic	132.1	132.6	132.3	132.8
Effect of dilutive securities:
Stock options/RSUs/MTIP	1.5	1.5	1.5	1.5
Average shares outstanding – diluted	133.6	134.1	133.8	134.3

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2013 and 2012 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Anti-dilutive securities	0.3	0.7	0.3	0.6

The following table sets forth the common stock activity for the three and six months ended May 31, 2013 and 2012 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Shares issued under stock option, employee stock purchase plans and RSUs	0.5	0.5	0.9	1.0
Shares repurchased in connection with the stock repurchase program	0.4	0.5	1.4	1.3
As of May 31, 2013, $45 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010. In April 2013, the Board of Directors authorized a new share repurchase program to purchase up to another $400 million of the company's outstanding shares.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	May 31, 2013	May 31, 2012	November 30, 2012
Foreign currency translation adjustment	$120.6	$105.4	$166.3
Unrealized gain (loss) on foreign currency exchange contracts	0.3	0.8	(1.6)
Fair value of open interest rate swaps	4.3	—	—
Unamortized value of settled interest rate swaps	(4.9)	(4.9)	(4.1)
Pension and other postretirement costs	(304.5)	(228.6)	(320.5)
Accumulated other comprehensive loss	$(184.2)	$(127.3)	$(159.9)

10.	BUSINESS SEGMENTS

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

	Consumer	Industrial	Total
		(in millions)
Three months ended May 31, 2013
Net sales	$591.0	$411.6	$1,002.6
Operating income	87.6	28.4	116.0
Income from unconsolidated operations	5.3	0.6	5.9
Three months ended May 31, 2012
Net sales	$568.8	$415.2	$984.0
Operating income	88.6	32.7	121.3
Income from unconsolidated operations	2.6	1.3	3.9
	Consumer	Industrial	Total
		(in millions)
Six months ended May 31, 2013
Net sales	$1,160.7	$776.2	$1,936.9
Operating income	175.3	52.7	228.0
Income from unconsolidated operations	9.9	1.5	11.4
Six months ended May 31, 2012
Net sales	$1,102.9	$787.8	$1,890.7
Operating income	170.0	63.9	233.9
Income from unconsolidated operations	6.4	2.1	8.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Increasing Sales and Profits – Our long-term goals are to grow sales 4 to 6%, increase operating income 7 to 9% and increase earnings per share 9 to 11%. Long-term, we expect to achieve our sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. In 2013, with the addition of Wuhan Asia Pacific Condiments Co. Ltd. (WAPC) in China (see the Acquisitions note to our financial statements), sales are projected to grow 4% to 6% in local currency, due primarily to higher volume and product mix. We have a pipeline of new products for 2013 that includes new varieties of seasonings blends, grilling products, dessert items and authentic ethnic meals. Plans for increased digital marketing activity and other brand support are designed to build consumer awareness and drive volume. We expect the impact of pricing and currency on 2013 sales to be minimal. Earnings per share are projected to be between $3.13 and $3.19, which reflects the impact of higher sales and the CCI cost savings, offset in part by a year-on-year increase in the tax rate and an increase of $22 million in retirement benefit expenses.
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
Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2012, we increased brand marketing by $11 million, or 6%, over the prior year to support additional digital marketing, which is one of our highest return investments in brand marketing support. We have planned increases of incremental brand marketing support in 2013 of approximately $15 million and this includes further increases in digital marketing and support for new product launches.

As an industry leader, McCormick brings innovative ideas to consumers and to industrial customers. Innovation continues to be one of the best ways to distinguish our brands from private label and other competition. In the U.S., these include new varieties of GrillMates, Perfect Pinch, Recipe Inspirations and recipe mixes. We are also introducing Zatarain's rice mixes in a convenient microwavable pouch and a line of frozen Thai Kitchen single-serve entrees. In Canada, we are launching a range of recipe mixes to easily prepare authentic Chinese and Philippine dishes and a line of Bag'n Season products. In France, new products include Vahiné dessert items, a recipe mix range and a line of premium gourmet spices and herbs. Product innovation in Poland includes recipe mixes and Bag'n Season items under the Kamis brand. In Australia, we launched liquid marinades in a convenient packaging format and are expanding our Aeroplane gelatin brand with ready-to-serve varieties and a line of "Sweet Treats" dessert mixes. Our first new products for Kohinoor in India include a convenient mix of Rice 'n Spice and a "2 Minute Meal kit." On the industrial side of our business, we have a solid pipeline of new flavors and seasonings aligned with our customers' new product launch plans.

Inspiring healthy choices is one of our company pillars and we have a number of reduced-sodium and gluten-free products that help consumers create great-tasting meals. Through the McCormick Science Institute, founded by McCormick in 2007, we are funding the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits. In 2012, we added creative and sensory facilities in Mexico and South Africa, and completed new flavor labs in the U.S. and U.K. Early in 2013, we opened a new Asian center for technical innovation in China, similar to our centers for North America and EMEA, where we are developing on-trend, consumer preferred products.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as India and China. On May 31, 2013, we completed our acquisition of the assets of WAPC in China. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend.
Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $56 million in 2012, of which $39 million lowered cost of goods sold. In 2013, CCI-related cost savings are expected to reach at least $50 million, with a large portion impacting our cost of goods sold.
Material cost inflation is expected to moderate to about 3% in 2013, compared to a high single-digit increase in 2012. As such, the year-on-year increase in material costs is expected to ease in 2013 as we progress through the year. We anticipate the 2013 impact of the material cost inflation will be offset in part by the cost savings from our CCI program.

RESULTS OF OPERATIONS - COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2013	2012	2013	2012
Net sales	$1,002.6	$984.0	$1,936.9	$1,890.7
Percent increase	1.9%	11.3%	2.4%	13.5%
Gross profit	$394.4	$388.4	$756.1	$743.7
Gross profit margin	39.3%	39.5%	39.0%	39.3%
The sales increase of 1.9% for the second quarter of 2013 included a 1.2% unfavorable impact from foreign currency exchange rates. Excluding the foreign currency impact, we grew sales 3.1%. This increase was the result of pricing actions, which added 1.7% to net sales, and higher volume and product mix, which rose 1.4%, driven by our consumer business. For the consumer business, sales increased 3.9%, which included a 1.1% unfavorable impact from foreign exchange rates. Volume and product mix added 2.9% driven largely by product innovation, effective brand marketing support and distribution gains. Pricing actions added 2.1% to consumer net sales. For the industrial business, net sales decreased 0.9%, which included a 1.3% unfavorable impact from foreign exchange rates. Pricing actions added 1.0% to industrial net sales, while volume and product mix declined 0.6% due largely to lower demand from quick service restaurants. In the Americas, quick service restaurant demand was soft due to promotional emphasis on menu items not flavored by McCormick, while in Asia, demand was impacted by consumer concern about bird flu in China. This pressure on industrial business sales is expected to extend through the third quarter of 2013 and improve in the fourth quarter.

Gross profit for the second quarter of 2013 increased by 1.5% over the comparable period from last year, however our gross profit margin declined by 20 basis points when compared to the second quarter of 2012. This was an improvement from the 50 basis point decline in the first quarter of 2013 compared to the first quarter of 2012. The major reason for the gross profit margin decline in 2013 was material cost inflation. We were able to offset most of the material cost increases with price increases on a dollar basis, however, it had a negative impact on gross margin percentage. We had a favorable mix of businesses with our consumer business growing faster than our industrial business, however this was offset by unfavorable business mix in our industrial segment. We expect material cost inflation of about 3% in fiscal 2013, down from a high single digit rate of increase in 2012. As material costs inflation is anticipated to ease, we expect further improvement in the fourth quarter of 2013.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2013	2012	2013	2012
Selling, general & administrative expense (SG&A)	$278.4	$267.1	$528.1	$509.8
Percent of net sales	27.7%	27.2%	27.2%	26.9%
SG&A as a percentage of net sales increased 0.5% for the second quarter of 2013 as compared to the second quarter of 2012. Brand marketing support was $3.0 million higher in the second quarter of 2013 as compared to the same period from the prior year. We also incurred $3.7 million of transaction costs for our WAPC acquisition in the second quarter of 2013. In addition, second quarter 2013 SG&A included an increase in retirement benefit expense, partially offset by cost savings from our CCI program. For the six months ended May 31, 2013, the SG&A percentage was impacted by an increase in retirement benefit expense and the WAPC acquisition transaction costs, partially offset by a $0.9 million decrease in brand marketing support when compared to the same period of the prior year.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2013	2012	2013	2012
Interest expense	$13.5	$13.9	$27.4	$27.4
Other (expense) income, net	0.8	(0.1)	1.4	0.7
The impact of lower average debt balances in 2013 compared to 2012 was offset by the impact of higher interest rates for 2013 compared to 2012, leading to interest expense for the second quarter and first half of 2013 that was comparable to the prior period. The WAPC acquisition occurred at the end of the second quarter so it had no impact on interest expense in these periods.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2013	2012	2013	2012
Income from consolidated operations before income taxes	$103.3	$107.3	$202.0	$207.2
Income taxes	30.6	30.8	58.8	60.8
Effective tax rate	29.6%	28.7%	29.1%	29.3%
Income taxes for the six months ended May 31, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter. A new law was enacted in 2013 that retroactively granted the credit for 2012. There were no discrete tax adjustments for the second quarter of 2013. Income taxes for the three and six months ended May 31, 2012 include a $1.5 million discrete tax benefit. The benefit was due to the reversal of a portion of a valuation allowance originally established against a subsidiary's net operating losses. We expect our tax rate for the second half of 2013 to be approximately 29.5%.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2013	2012	2013	2012
Income from unconsolidated operations	$5.9	$3.9	$11.4	$8.5
Income from unconsolidated operations for the second quarter of 2013 increased $2.0 million, or 51%, compared to the same period in 2012. Our joint venture in Mexico grew sales 16%, which contributed to the increase in income from unconsolidated operations for the second quarter and half year, plus we also had improved performance with our Eastern joint venture in India.
The following table outlines the major components of the change in diluted earnings per share from 2012 to 2013:

	Three months ended May 31,	Six months ended May 31,
2012 Earnings per share – diluted	$0.60	$1.15
Lower operating income	(0.01)	(0.01)
WAPC acquisition transaction costs	(0.02)	(0.02)
Impact of interest expense and other income	0.01	—
Impact of tax rate	(0.01)	0.01
Higher unconsolidated income	0.02	0.02
Impact of lower shares outstanding	—	0.01
2013 Earnings per share – diluted	$0.59	$1.16

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
(in millions)
Net sales	$591.0	$568.8	$1,160.7	$1,102.9
Percent increase	3.9%	14.0%	5.2%	15.7%
Operating income	87.6	88.6	175.3	170.0
Operating income margin	14.8%	15.6%	15.1%	15.4%
The 3.9% increase in sales in the second quarter of 2013 as compared to the second quarter of 2012 included a 1.1% unfavorable impact from foreign currency rates. Excluding the foreign currency impact, we grew sales 5.0%, with higher volume and product mix of 2.9% and increased pricing of 2.1%.
In the Americas, sales increased 5.4% in the second quarter of 2013, compared to the second quarter of 2012, including a 0.3% decrease from unfavorable foreign exchange rates. Excluding the foreign exchange impact, we grew sales 5.7%, with 4.4% from higher volume and product mix and 1.3% from pricing actions. This followed a similar result in the first quarter of 2013. Unit growth was strong for both of our core growth platforms: in branded spices, herbs and seasonings, and in recipe mixes. We also had good sales results with Simply Asia.
Second quarter of 2013 sales in EMEA increased 0.1% compared to the second quarter of 2012, including an unfavorable impact of 2.9% from foreign exchange rates. Excluding the foreign currency impact, we grew sales 3.0% where higher pricing added 1.8% and favorable volume and product mix increased sales by 1.2%. Innovation and incremental brand marketing drove sales in France and the UK. While still a small percentage of total sales, in Russia we achieved a 35% sales increase this quarter, largely through distribution gains. These increases were partially offset by a modest sales decline in several smaller markets.
In the Asia/Pacific region, sales increased 2.4% in the second quarter of 2013, compared to the second quarter of 2012, with a 2.0% decrease from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 4.4% with 9.9% from higher pricing actions, partially offset by 5.5% from unfavorable volume and product mix. China was the largest contributor to increased sales again this quarter with 10.6% growth in local currency, driven by strong sales execution, revitalized packaging and expanded advertising. Australia also grew sales largely through product innovation. Sales in India declined 1.6% in local currency. As disclosed in our first quarter 2013 filing, we are passing through a significant increase in the cost of basmati rice, which is driving the 9.9% price increase in this region. We have seen some consumer reaction to this which led to a decline in volume and product mix for the Kohinoor brand.

For the six months ended May 31, 2013, the total consumer business sales increase of 5.2%, including 0.4% from unfavorable foreign exchange rates. Excluding the foreign currency impact, we grew sales 5.6%, driven by higher volume and product mix which added 3.7% and pricing actions added 1.9%.
Second quarter of 2013 operating income for our consumer business decreased $1.0 million, or 1.1%, compared to the second quarter of 2012. During this period, the favorable impact of higher sales and CCI cost savings were more than offset by $3.7 million of transaction costs to complete the acquisition of WAPC, as well as higher retirement benefit costs and a $2.5 million increase in brand marketing support.

For the six months ended May 31, 2013, consumer business operating income increased by 3.1% compared to the same period of 2012. The growth in operating income was the result of higher sales and cost savings from CCI, partially offset by acquisition costs and higher retirement benefit costs noted above. Brand marketing support for the six months ended May 31, 2013 was $1.5 million below the same period in 2012.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
(in millions)
Net sales	$411.6	$415.2	$776.2	$787.8
Percent (decrease)/increase	(0.9)%	7.9%	(1.5)%	10.4%
Operating income	28.4	32.7	52.7	63.9
Operating income margin	6.9%	7.9%	6.8%	8.1%
The 2013 second quarter sales decrease of 0.9% from the second quarter of 2012 includes an unfavorable foreign exchange rate impact of 1.3%. Excluding the impact of foreign currency, sales increased 0.4%. Higher pricing added 1.0% to sales, which was partially offset by lower volume and product mix that decreased sales 0.6%.
In the Americas, sales decreased 0.8%, which included a favorable impact of 0.1% from foreign currency rates. Lower volume and product mix reduced sales 1.7%, partially offset by higher pricing which added 0.8% to sales. In this region, sales of our branded products to food service distributors improved slightly this quarter and we had solid sales growth with food manufacturers, particularly with snack seasonings in both the U.S. and Mexico. However, we experienced lower demand for our customized products for quick service restaurant customers. We are encouraged by our new product pipeline and expect to see further improvement in the fourth quarter of 2013.

In EMEA, our industrial business decreased 3.1%, which included an unfavorable foreign currency impact of 7.1%. In local currency, sales increased 4.0% with higher volume and product mix contributing 2.1%, led by increased sales of branded food service items in the U.K, and pricing actions adding 1.9%.
In the Asia/Pacific region, industrial sales increased 2.4% in the second quarter of 2013 compared to the second quarter of 2012, which included a favorable foreign exchange rate impact of 0.3%. Excluding this impact of foreign currency, sales increased 2.1%. Favorable volume and product mix increased sales 1.1% and higher pricing added 1.0%. In Australia, we achieved a double-digit increase in sales with strong demand from quick service restaurants and the supply of new “limited time offer” menu items. This growth was offset in part by lower sales in China where consumer traffic in quick service restaurants declined as a result of consumer concerns about bird flu.

For the six months ended May 31, 2013, total industrial business sales decreased 1.5%, which included 0.4% from unfavorable foreign exchange rates. Excluding the impact from foreign currency, the sales decrease was 1.1%, driven by unfavorable volumes and product mix of 2.7%, partially offset by higher pricing of 1.6%.

For the second quarter of 2013, operating income for the industrial business decreased $4.3 million, or 13% compared to the second quarter of 2012. Lower sales, an unfavorable business mix, higher retirement benefit costs and material cost inflation were offset in part by our pricing actions and CCI cost savings. Operating income is expected to remain under pressure in the third quarter with a recovery expected in the fourth quarter.

For the six months ended May 31, 2013, industrial business operating income decreased by 17.5% and operating income margin was 130 basis points lower than the first half of 2012. The decrease in operating income was due to the same factors noted for the second quarter above.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2013	May 31, 2012	November 30, 2012
Notional value	$179.6	$172.7	$188.8
Unrealized (loss) gain	1.3	(1.0)	(1.0)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of May 31, 2013, we had a total of $200 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $18.4 million accumulated gain as of May 31, 2013, compared to a $16.6 million accumulated gain as of November 30, 2012. The change in fair values is due to changes in interest rates and the remaining duration of the interest rate derivatives. Also, we entered into $50 million of additional interest rate swap contracts during the six months ended May 31, 2013. (See Note 3 of the financial statements.)
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2013, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2013	2012
	(in millions)
Net cash provided by operating activities	$132.7	$144.4
Net cash used in investing activities	(149.4)	(34.9)
Net cash provided by (used in) financing activities	5.6	(100.3)

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

Operating Cash Flow – Cash flow from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the first half of 2013, cash flow from operations was $11.7 million lower than the same period of 2012. This decrease was due mostly to the timing of income tax payments.
Investing Cash Flow – The increase in cash outflow used for investing was the result of our WAPC acquisition in the second quarter of 2013 (see Note 2 of the financial statements). We spent $34.6 million on capital expenditures in the first six months of 2013, compared to $35.2 million for the same period last year. Capital expenditures for fiscal year 2013 are expected to be $120 to $130 million.
Financing Cash Flow – The change in cash flow for financing activities when compared to the prior year is primarily due to an increase in net borrowings. In the first six months of 2013, we increased short-term borrowings by $158.9 million, mostly as part of the funding for our WAPC acquisition. In the first six months of 2012, we increased short-term borrowings by only $25.3 million. In addition, we increased our common stock repurchases by $23.5 million in the first half of 2013 as compared to the same period for 2012.
The following table outlines the activity in our share repurchase program for the six months ended May 31 (in millions):

	2013	2012
Number of shares of common stock repurchased	1.4	1.3
Dollar amount	$92.1	$68.6
As of May 31, 2013, $45 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010. In April 2013, the Board of Directors authorized a new share repurchase program to purchase up to another $400 million of the company's outstanding shares.
During the six months ended May 31, 2013, we received proceeds of $29.8 million from exercised options compared to $29.6 million in the first six months of last year. We increased dividends paid to $90.1 million for the first six months of 2013 compared to $82.4 million in the same period last year. Dividends paid in the first quarter of 2013 were declared on November 27, 2012.

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

We define EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization. The following table reconciles our EBITDA to our net income for the trailing twelve month periods ending May 31, 2013, May 31, 2012 and November 30, 2012:

	May 31, 2013	May 31, 2012	Nov 30, 2012
Net income	$407.5	$378.6	$407.8
Depreciation and amortization	103.9	100.4	102.8
Interest expense	54.5	54.1	54.6
Income tax expense	137.8	143.1	139.8
EBITDA	703.7	676.2	705.0

Total debt	$1,326.3	$1,272.1	$1,171.8

Total debt/EBITDA	1.88	1.88	1.66

Our total debt to EBITDA increased as of May 31, 2013 when compared to November 30, 2012 reflecting an increase in short-term borrowings. This higher debt level is due to the WAPC acquisition and the seasonality of our operating cash flows, which are typically higher in the second half of our fiscal year. When comparing total debt to EBITDA as of May 31, 2013 to May 31, 2012, the ratio is flat. The ratio in 2012 was higher than our target range of 1.5 to 1.7 as we were still reducing debt incurred for the 2011 acquisitions.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end May 31, 2013, we temporarily used $110.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At quarter-end May 31, 2012, we temporarily used $188.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2013 and May 31, 2012 were $388.3 million and $456.6 million, respectively. Total average debt outstanding for the six months ended May 31, 2013 and May 31, 2012 was $1,393.3 million and $1,461.6 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2013, the exchange rates for the Euro, the Polish zloty and Australian dollar were higher than May 31, 2012. At May 31, 2013, the exchange rate for the Euro, the British pound sterling, the Polish zloty, the Canadian dollar and Australian dollar were lower than at November 30, 2012.
U.S. Pension Plan
To reduce the size and potential volatility of its U.S. defined benefit pension plan obligation, we recently offered approximately 3,300 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits in early September 2013. The vested benefit obligation associated with these former employees is approximately $125 million, equivalent to about 20% of the company's benefit obligation for this U.S. plan. Eligible participants have until early August to make their election. If the percentage of benefits distributed through the lump sum option exceeds approximately 40% of the benefit obligation associated with these former employees, we expect to recognize a one-time, non-cash settlement charge in the fourth quarter of 2013. We estimate this amount to be in a range of $25 million to $45 million. The lump sum payments will be funded from existing pension plan assets.
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
In September 2013, we have $250 million of debt maturing and intend to refinance this with fixed rate notes. In November 2012 and April 2013, we entered into a total of $100 million of forward starting interest rate swap agreements to manage a portion of our interest rate risk associated with this anticipated issuance.
We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

On May 31, 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for approximately $146.7 million, subject to certain closing adjustments and financed with a combination of cash and debt. Of the total purchase price, $116.7 million was paid by the end of the second quarter 2013, and the remaining balance of $30.0 million is included in other accrued liabilities in the balance sheet and is payable upon attaining certain post-closing conditions. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China and will be included in our consumer business segment.

See note 2 of the financial statements for further details on this acquisition.

ACCOUNTING AND DISCLOSURE CHANGES

New accounting pronouncements are issued periodically that affect our current and future operations. See Note 1 of the financial statements for further details of these impacts.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” "anticipate," “believe” and “plan.” These statements may relate to items such as: the expected results of operations of businesses acquired by us, the expected impact of raw materials costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions and anticipated charges associated with such plans, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our Common Stock under the existing authorizations.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2013 to March 31, 2013	CS – 0	$—	—	$74	million
	CSNV – 52,423	$67.02	52,423
April 1, 2013 to April 30, 2013	CS – 5,000	$71.63	5,000	$64	million
	CSNV – 123,517	$71.59	123,517
May 1, 2013 to May 31, 2013	CS – 9,953	$72.18	9,953	$45	million
	CSNV – 252,982	$73.03	252,982
Total	CS – 14,953	$72.00	14,953	$45	million
	CSNV – 428,922	$71.88	428,922
As of May 31, 2013, $45 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. In April 2013, the Board of Directors authorized a new share repurchase program to purchase up to another $400 million of the company's outstanding shares. There is no expiration date for either of our repurchase programs. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase programs may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2013, we issued 386,770 shares of CSNV in exchange for shares of CS and issued 7,231 shares of CS in exchange for shares of CSNV.

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
The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(ix)
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick's Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013*

(x)	Form of Mid-Term Incentive Program Agreement Filed herewith

(xi)	Form of Restricted Stock Units Agreement Filed herewith

(xii)	Form of Restricted Stock Units Agreement for Directors Filed herewith

(xiii)	Form of Non-Qualified Stock Option Agreement Filed herewith

(xiv)	Form of Non-Qualified Stock Option Agreement for Directors Filed herewith
(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; and (iv) Notes to the Condensed Consolidated Financial Statements.**

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

McCORMICK & COMPANY, INCORPORATED

June 28, 2013	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

June 28, 2013	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller