Form 10-Q
period 2013-08-31
MCCORMICK & CO INC
filed 2013-09-27
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2013
Common Stock	12,194,775
Common Stock Non-Voting	119,856,083

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Net sales	$1,016.4	$977.7	$2,953.4	$2,868.4
Cost of goods sold	608.8	586.0	1,789.8	1,733.0
Gross profit	407.6	391.7	1,163.6	1,135.4
Selling, general and administrative expense	259.2	247.5	787.2	757.4
Operating income	148.4	144.2	376.4	378.0
Interest expense	14.0	13.2	41.4	40.7
Other income, net	0.3	0.9	1.7	1.8
Income from consolidated operations before income taxes	134.7	131.9	336.7	339.1
Income taxes	35.3	33.0	94.0	93.8
Net income from consolidated operations	99.4	98.9	242.7	245.3
Income from unconsolidated operations	5.0	5.5	16.3	14.0
Net income	$104.4	$104.4	$259.0	$259.3
Earnings per share – basic	$0.79	$0.79	$1.96	$1.95
Average shares outstanding – basic	132.1	132.7	132.2	132.8
Earnings per share – diluted	$0.78	$0.78	$1.94	$1.93
Average shares outstanding – diluted	133.5	134.3	133.7	134.3
Cash dividends paid per share	$0.34	$0.31	$1.02	$0.93
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Net income	$104.4	$104.4	$259.0	$259.3
Net income attributable to non-controlling interest	0.2	0.4	1.1	1.6
Other comprehensive income (loss), net of tax:
Unrealized components of pension plans	8.5	1.8	30.6	12.1
Currency translation adjustments	(7.8)	38.8	(53.6)	(36.7)
Change in derivative financial instruments	5.3	(1.8)	13.0	(1.6)
Less: Deferred taxes	(5.5)	(0.9)	(13.8)	(4.3)
Comprehensive income	$105.1	$142.7	$236.3	$230.4

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	Aug 31, 2013	Aug 31, 2012	Nov 30, 2012
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$146.8	$72.2	$79.0
Trade accounts receivables, net	462.4	411.2	465.9
Inventories
Finished products	328.8	311.7	289.0
Raw materials and work-in-process	312.0	316.9	326.0
	640.8	628.6	615.0
Prepaid expenses and other current assets	120.9	107.4	125.5
Total current assets	1,370.9	1,219.4	1,285.4
Property, plant and equipment	1,368.2	1,297.1	1,333.1
Less: accumulated depreciation	(818.5)	(778.6)	(785.8)
Property, plant and equipment, net	549.7	518.5	547.3
Goodwill	1,756.4	1,667.0	1,695.3
Intangible assets, net	347.5	345.4	323.5
Investments and other assets	328.5	306.7	313.9
Total assets	$4,353.0	$4,057.0	$4,165.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$107.9	$229.0	$140.3
Current portion of long-term debt	252.1	2.3	252.3
Trade accounts payable	324.7	317.5	375.8
Other accrued liabilities	369.6	353.8	419.2
Total current liabilities	1,054.3	902.6	1,187.6
Long-term debt	1,018.6	1,026.2	779.2
Other long-term liabilities	482.6	404.2	498.4
Total liabilities	2,555.5	2,333.0	2,465.2
Shareholders’ Equity
Common stock	348.7	325.2	332.6
Common stock non-voting	606.4	560.6	575.6
Retained earnings	1,011.9	909.6	934.6
Accumulated other comprehensive loss	(183.6)	(89.5)	(159.9)
Non-controlling interests	14.1	18.1	17.3
Total shareholders’ equity	1,797.5	1,724.0	1,700.2
Total liabilities and shareholders’ equity	$4,353.0	$4,057.0	$4,165.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2013	2012
Cash flows from operating activities
Net income	$259.0	$259.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	76.9	76.8
Stock-based compensation	16.1	11.9
Income from unconsolidated operations	(16.3)	(14.0)
Changes in operating assets and liabilities	(111.7)	(91.9)
Dividends from unconsolidated affiliates	3.4	14.2
Net cash flow provided by operating activities	227.4	256.3
Cash flows from investing activities
Acquisition of business	(130.0)	—
Capital expenditures	(54.0)	(62.2)
Proceeds from sale of property, plant and equipment	2.0	0.7
Net cash flow used in investing activities	(182.0)	(61.5)
Cash flows from financing activities
Short-term borrowings, net	(31.8)	12.1
Long-term debt borrowings	246.2	—
Long-term debt repayments	(1.2)	(4.6)
Proceeds from exercised stock options	32.8	37.3
Common stock acquired by purchase	(92.1)	(98.2)
Dividends paid	(135.0)	(123.6)
Net cash flow provided by (used in) financing activities	18.9	(177.0)
Effect of exchange rate changes on cash and cash equivalents	3.5	0.5
Increase in cash and cash equivalents	67.8	18.3
Cash and cash equivalents at beginning of period	79.0	53.9
Cash and cash equivalents at end of period	$146.8	$72.2
See notes to condensed consolidated financial statements (unaudited).

1.	ACCOUNTING POLICIES

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
The results of consolidated operations for the three and nine month periods ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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

On May 31, 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for approximately $146.7 million, subject to certain closing adjustments and financed with a combination of cash and debt. Of the total purchase price, $130.0 million was paid by the end of the third quarter 2013, and the remaining balance of $16.7 million is included in other accrued liabilities in the balance sheet and is payable upon attaining certain post-closing conditions. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China and is included in our consumer business segment. At the time of acquisition, annual sales of WAPC were approximately $122 million. As of August 31, 2013, a preliminary valuation of the assets of WAPC resulted in $31.1 million allocated to tangible net assets, $37.7 million allocated to other intangible assets and $77.9 million allocated to goodwill. WAPC added $26.7 million to sales during the third quarter of 2013. It had a neutral impact on net income, with integration and financing costs offsetting operating profit from the business.
During the nine months ended August 31, 2013, we recorded $4.1 million in transaction-related expenses associated with the WAPC acquisition. Proforma financial information for this acquisition has not been presented because the financial impact is not material.

3.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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

In August 2013, we issued $250 million of 3.50% Notes due 2023, with net cash proceeds received of $246.2 million. Interest is payable semiannually in arrears in March and September of each year. Of these Notes, $175 million were subject to interest rate hedges as further disclosed below. The net proceeds from this offering, plus cash on hand, were used to pay off $250 million of 5.25% Notes that matured in September 2013.
In November 2012, April and August 2013, we entered into a total of $175 million of forward starting interest rate swap and Treasury rate lock agreements to manage our interest rate risk associated with the anticipated issuance of fixed rates notes in August 2013. We cash settled all of these agreements, which were designated as cash flow hedges, for a gain of $9.0 million simultaneous with the issuance of the notes at an all in effective fixed rate of 3.30% on the full $250 million of notes. The gain on these agreements is deferred in accumulated other comprehensive income and will be amortized to reduce interest expense over the life of the notes. Hedge ineffectiveness of these agreements was not material.
As of August 31, 2013, the maximum time frame for our foreign exchange forward contracts is 15 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.8 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$11.5
Foreign exchange contracts	Other current assets	57.5	1.4	Other accrued liabilities	$66.0	$1.0
Total			$12.9			$1.0

As of August 31, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$16.6
Foreign exchange contracts	Other current assets	81.5	0.7	Other accrued liabilities	$100.0	$1.6
Total			$17.3			$1.6

As of November 30, 2012	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$16.7	Other accrued liabilities	$50.0	$0.1
Foreign exchange contracts	Other current assets	123.1	0.9	Other accrued liabilities	65.7	1.9
Total			$17.6			$2.0

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine month periods ending August 31, 2013 and 2012 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the 3 months ended August 31, 2013	For the 3 months ended August 31, 2012	For the 9 months ended August 31, 2013	For the 9 months ended August 31, 2012
Interest rate contracts	Interest expense	$1.2	$1.1	$3.7	$3.5

Cash Flow Hedges –
For the 3 months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2013	2012		2013	2012
Interest rate contracts	$4.7	$—	Interest expense	$(0.3)	$(0.3)
Foreign exchange contracts	0.2	(1.5)	Cost of goods sold	0.3	0.1
Total	$4.9	$(1.5)		$—	$(0.2)

Cash Flow Hedges –
For the 9 months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2013	2012		2013	2012
Interest rate contracts	$9.2	$—	Interest expense	$(1.0)	$(1.0)
Foreign exchange contracts	2.3	(1.9)	Cost of goods sold	(0.4)	0.7
Total	$11.5	$(1.9)		$(1.4)	$(0.3)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		Fair value measurements using fair value hierarchy As of
		August 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$146.8	$146.8	$—	$—
Insurance contracts	84.3	—	84.3	—
Bonds & other long-term investments	13.0	13.0	—	—
Interest rate derivatives	11.5	—	11.5	—
Foreign currency derivatives	1.4	—	1.4	—
Total	$257.0	$159.8	$97.2	$—
Liabilities
Foreign currency derivatives	$1.0	$—	$1.0	$—

		Fair value measurements using fair value hierarchy As of
		August 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72.2	$72.2	$—	$—
Insurance contracts	71.1	—	71.1	—
Bonds & other long-term investments	12.9	12.9	—	—
Interest rate derivatives	16.6	—	16.6	—
Foreign currency derivatives	0.7	—	0.7	—
Total	$173.5	$85.1	$88.4	$—
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6	—

		Fair value measurements using fair value hierarchy As of
		November 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79.0	$79.0	$—	$—
Insurance contracts	72.5	—	72.5	—
Bonds & other long-term investments	13.6	13.6	—	—
Interest rate derivatives	16.7	—	16.7	—
Foreign currency derivatives	0.9	—	0.9	—
Total	$182.7	$92.6	$90.1	$—
Liabilities
Foreign currency derivatives	$1.9	$—	$1.9	$—
Interest rate derivatives	0.1	—	0.1	—
Total	$2.0	$—	$2.0	$—
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

5.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, (in millions):

	United States		International
	2013	2012	2013	2012
Defined benefit plans
Service cost	$5.8	$4.4	$2.2	$1.7
Interest costs	7.8	8.0	3.1	3.1
Expected return on plan assets	(10.4)	(9.5)	(4.2)	(4.0)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	7.4	4.5	1.3	0.9
Total pension expense	$10.6	$7.4	$2.5	$1.8

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, (in millions):

	United States		International
	2013	2012	2013	2012
Defined benefit plans
Service cost	$17.4	$13.1	$6.7	$5.1
Interest costs	23.4	23.9	9.5	9.5
Expected return on plan assets	(31.0)	(28.3)	(12.9)	(12.1)
Amortization of prior service costs	—	—	0.3	0.3
Recognized net actuarial loss	22.1	13.6	4.2	2.7
Total pension expense	$31.9	$22.3	$7.8	$5.5
During the nine months ended August 31, 2013 and 2012, we made $45.1 million and $61.7 million, respectively, in total contributions to our pension plans. Total contributions to our pension plans in fiscal year 2012 were $104.3 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Other postretirement benefits
Service cost	$1.3	$0.9	$3.8	$3.0
Interest costs	1.0	1.1	3.0	3.6
Amortization of prior service costs	(0.3)	(1.0)	(0.9)	(3.0)
Amortization of losses/(gains)	0.3	(0.1)	1.0	—
Total other postretirement expense	$2.3	$0.9	$6.9	$3.6

6.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). The following table sets forth the stock-based compensation recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Stock-based compensation expense	$3.6	$3.3	$16.1	$11.9
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

	2013	2012
Risk-free interest rates	0.1 - 1.8%	0.1 - 2.2%
Dividend yield	1.9%	2.3%
Expected volatility	14.5 - 20.6%	16.5 - 21.6%
Expected lives	6.2	6.1
The following is a summary of all stock option activity for the nine months ended August 31, 2013 and 2012:

	2013		2012
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.1	$40.06	6.6	$34.98
Granted	0.9	71.60	0.8	54.24
Exercised	(1.0)	32.59	(1.7)	30.41
Outstanding at end of the period	5.0	47.28	5.7	39.31
Exercisable at end of the period	3.0	$39.68	3.4	$34.78
As of August 31, 2013 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $104.3 million and for exercisable options was $82.9 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2013 and 2012 was $35.4 million and $42.5 million, respectively.
The following is a summary of all of our RSU activity for the nine months ended August 31, 2013 and 2012:

	2013		2012
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	192	$49.65	233	$43.23
Granted	89	71.60	112	54.24
Vested	(113)	51.09	(146)	42.74
Forfeited	(3)	55.16	(6)	47.42
Outstanding at end of period	165	$60.64	193	$49.84

The following is a summary of the MTIP award activity for the nine months ended August 31, 2013 and 2012:

	2013		2012
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	240	$46.63	120	$44.47
Granted	94	64.74	120	48.78
Outstanding at end of period	334	$51.73	240	$46.63

7.	INCOME TAXES

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2013.
There were $3.3 million of discrete tax benefits in the quarter ended August 31, 2013. These discrete tax benefits were mainly due to the reversal of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary established a pattern of profitability which resulted in us concluding during the third quarter of 2013 that the valuation allowance should be reversed. Income taxes for the nine months ended August 31, 2013 included a total of $4.5 million of discrete tax benefits due to the third quarter item noted above and the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter of 2013. A new law was enacted in the first quarter of 2013 that retroactively granted the credit for 2012.
In the third quarter of 2012, we repatriated $70.0 million of cash from foreign subsidiaries. This transaction generated U.S. foreign tax credits due to the mix of foreign earnings that related to this cash and reduced 2012 third quarter tax expense by $5.6 million. Income taxes for the nine months ended August 31, 2012 were impacted by these U.S. foreign tax credits and also by $1.4 million of discrete tax benefits. These discrete tax benefits were mainly due to the reversal of a portion of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary established a pattern of profitability which resulted in us concluding during the second quarter of 2012 that a portion of the valuation allowance should be reversed.

8.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Average shares outstanding – basic	132.1	132.7	132.2	132.8
Effect of dilutive securities:
Stock options/RSUs/MTIP	1.4	1.6	1.5	1.5
Average shares outstanding – diluted	133.5	134.3	133.7	134.3

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2013 and 2012 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Anti-dilutive securities	0.9	0.2	0.5	0.5

The following table sets forth the common stock activity for the three and nine months ended August 31, 2013 and 2012 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Shares issued under stock option, employee stock purchase plans and RSUs	0.1	0.4	0.9	1.4
Shares repurchased in connection with the stock repurchase program	—	0.5	1.4	1.8
As of August 31, 2013, $45 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010. In April 2013, the Board of Directors authorized a new share repurchase program to purchase up to another $400 million of the company's outstanding shares.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	August 31, 2013	August 31, 2012	November 30, 2012
Foreign currency translation adjustment	$112.7	$144.2	$166.3
Unrealized gain (loss) on foreign currency exchange contracts	0.4	(0.9)	(1.6)
Unamortized value of settled interest rate swaps	2.4	(4.6)	(4.1)
Pension and other postretirement costs	(299.1)	(228.2)	(320.5)
Accumulated other comprehensive loss	$(183.6)	$(89.5)	$(159.9)

10.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor” and "DaQiao". Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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

	Consumer	Industrial	Total
		(in millions)
Three months ended August 31, 2013
Net sales	$612.4	$404.0	$1,016.4
Operating income	118.7	29.7	148.4
Income from unconsolidated operations	4.0	1.0	5.0
Three months ended August 31, 2012
Net sales	$568.3	$409.4	$977.7
Operating income	108.9	35.3	144.2
Income from unconsolidated operations	4.7	0.8	5.5
	Consumer	Industrial	Total
		(in millions)
Nine months ended August 31, 2013
Net sales	$1,773.2	$1,180.2	$2,953.4
Operating income	294.0	82.4	376.4
Income from unconsolidated operations	13.8	2.5	16.3
Nine months ended August 31, 2012
Net sales	$1,671.2	$1,197.2	$2,868.4
Operating income	278.9	99.1	378.0
Income from unconsolidated operations	11.1	2.9	14.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. In 2012, the consumer business contributed 60% of sales and 79% of operating income and the industrial business contributed 40% of sales and 21% of operating income. Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer consumers a range of products from value-priced to premium.
Our Strategy and Outlook
Our strategy is straightforward – we invest in the business to drive sales and profits and fund these investments with cost savings from our Comprehensive Continuous Improvement (CCI) program. This simple strategy has been the driver of our success and is our plan for growth in the future.
Increasing Sales and Profits – Our long-term goals are to grow sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Long-term, we expect to achieve our sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. In 2013, we are making progress with each of these growth initiatives. We plan to increase brand marketing approximately $13 million to support more digital marketing activity and other programs designed to build consumer awareness and drive volume. We are launching a number of new products for 2013 that include new varieties of seasonings blends, grilling products, dessert items and authentic ethnic meals, as well as snack seasonings and other flavor products for industrial customers. In mid-2013 we announced our acquisition of Wuhan Asia Pacific Condiments Co. Ltd. (WAPC) in China (see the Acquisitions note to our financial statements).
Based on financial results through the third quarter and our latest business outlook, we expect to grow sales at the lower end of our initial range of 4% to 6%. Earnings per share are expected to be at the lower end of our initial range of $3.13 to $3.19. This outlook is an increase from $3.04 earnings per share in 2012, and reflects the impact of higher sales and the CCI cost savings, offset in part by a year-on-year increase in the tax rate and an increase of $22 million in retirement benefit expenses. Our range of $3.13 to $3.19 is a non-GAAP measure and does not include an estimated expected settlement charges of approximately $20 million related to our U.S. pension plan in the fourth quarter of 2013. (See Non-GAAP discussion at the end of this section and the U.S. Pension Plan discussion later in MD&A.)
In addition to increased sales and profit, our business generates strong cash flow (we generated $455 million in cash flow from operations in 2012 and $227 million through the nine months ended August 31, 2013). Long-term, we expect higher cash flow and more efficient asset utilization as we anticipate growth in net income and further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 27 years.
Investing in the Business – We are investing in our consumer business with new products, new packaging and greater marketing support. In 2012, we increased brand marketing by $11 million, or 6%, over the prior year to support additional digital marketing, which is one of our highest return investments in brand marketing support. Between 2005 and 2012 we doubled our brand marketing support and plan to increase our spending by approximately $13 million in 2013.

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
Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $56 million in 2012, of which $39 million lowered cost of goods sold. In 2013, CCI-related cost savings are expected to reach at least $55 million, with a large portion impacting our cost of goods sold.
Material cost inflation is expected to moderate to about 3% in 2013, compared to a high single-digit increase in 2012. As such, the year-on-year increase in material costs is expected to ease in 2013 as we progress through the year. We anticipate the 2013 impact of the material cost inflation will be offset largely by the cost savings from our CCI program.
Non-GAAP Financial Measure
The table below includes a financial measure of projected diluted earnings per share excluding the expected estimated impact of a $20 million U.S. pension settlement charge in the fourth quarter. This is a non-GAAP financial measure which is prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Management believes the non-GAAP measure provides a more consistent basis for assessing the Company's performance than the closest GAAP equivalent.
This non-GAAP measure may be considered in addition to results prepared in accordance with GAAP, but it should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide this non-GAAP financial measure as part of our future earnings discussions and, therefore, the inclusion of this non-GAAP financial measure will provide consistency in our financial reporting. A reconciliation of this non-GAAP measure to GAAP financial results is provided below.

2013 Projected Earnings per Share range - diluted (A)	$3.03 to $3.09
Expected estimated U.S. pension settlement charge	$0.10
Adjusted 2013 Projected Earnings per Share range - diluted (A)	$3.13 to $3.19

(A) The company has guided to the lower end of the earnings per share range and adjusted earnings per share range for fiscal 2013.

RESULTS OF OPERATIONS - COMPANY

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2013	2012	2013	2012
Net sales	$1,016.4	$977.7	$2,953.4	$2,868.4
Percent increase	4.0%	6.2%	3.0%	10.9%
Gross profit	$407.6	$391.7	$1,163.6	$1,135.4
Gross profit margin	40.1%	40.1%	39.4%	39.6%
The sales increase of 4.0% for the third quarter of 2013 included a 0.2% unfavorable impact from foreign currency exchange rates and a 2.7% increase from our WAPC acquisition on May 31, 2013. Excluding the acquisition and foreign currency impact, we grew sales 1.5%. This increase was split between the result of pricing actions, which added 0.9% to net sales, and higher volume and product mix, which rose 0.6%, driven by our consumer business. For the consumer business, sales increased 7.8%, which included a 0.4% favorable impact from foreign exchange rates and a 4.7% increase from acquisitions. Volume and product mix added 1.8% to consumer sales, while pricing actions increased sales by 0.9%. For the consumer business in the U.S., we again offered a holiday display program to our customers to encourage adequate supply and early displays for fall cooking and the holidays. Sales under this year's program significantly exceeded last year's program. Also in this market, a price increase was implemented in the fourth quarter in response to 2013 increases in certain raw and packaging materials. We estimate that retailer purchases in a stronger response to the holiday display program and in advance of the pricing action shifted an estimated $30 million in sales from the fourth quarter into the third quarter when compared to the prior year periods. This increased consumer business sales and total company sales approximately 5% and 3%, respectively in the third quarter. For the industrial business, net sales decreased 1.3%, which included a 1.0% unfavorable impact from foreign exchange rates. Volume and product mix declined 1.0% due largely to lower demand from quick service restaurants, which was mostly offset by pricing actions which added 0.7% to industrial net sales.

Gross profit for the third quarter of 2013 increased by 4.1% over the comparable period from last year, while our gross profit margin was equal to the third quarter of 2012. This was a continual improvement from the 50 and 20 basis point declines that we experienced in the first and second quarters, respectively, of 2013 compared to the same periods of 2012. This improvement was primarily due to a favorable mix of business and our CCI cost savings. While we were able to offset most of the material cost increases with price increases and CCI initiatives on a dollar basis, it has had a negative impact on gross margin percentage for the nine months ended August 31, 2013 as compared to the same period for the prior year. We expect overall average material cost inflation of about 3% in fiscal 2013, down from a high single digit rate of increase in 2012. As material costs inflation is anticipated to ease, we expect further improvement in the fourth quarter of 2013.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2013	2012	2013	2012
Selling, general & administrative expense (SG&A)	$259.2	$247.5	$787.2	$757.4
Percent of net sales	25.5%	25.4%	26.7%	26.4%
SG&A as a percentage of net sales increased 0.1% for the third quarter of 2013 as compared to the third quarter of 2012 due to increased brand marketing support, which was $3.8 million higher in the third quarter of 2013 as compared to the same period from the prior year. In addition, third quarter 2013 SG&A included an increase in retirement benefit expense, partially offset by cost savings from our CCI program. For the nine months ended August 31, 2013, the SG&A percentage was impacted by an increase in retirement benefit expense and $4.1 million of transaction costs for our WAPC acquisition. Total brand marketing support for the nine months ended August 31, 2013 is $2.8 million higher when compared to the same period of the prior year, however, as a percentage of net sales it was 0.1% lower in 2013 as compared to 2012. For the fourth quarter, we are estimating an increase of $10 million of brand marketing support from our 2012 levels with the largest increases planned in the EMEA and Asia-Pacific regions to support product introductions.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2013	2012	2013	2012
Interest expense	$14.0	$13.2	$41.4	$40.7
Other income, net	0.3	0.9	1.7	1.8

The impact of higher interest rates for 2013 compared to 2012, that was partially offset by the impact of lower average debt balances for the same periods, led to higher interest expense for the third quarter and nine months ended August 31, 2013 compared to the same periods from the prior year.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2013	2012	2013	2012
Income from consolidated operations before income taxes	$134.7	$131.9	$336.7	$339.1
Income taxes	35.3	33.0	94.0	93.8
Effective tax rate	26.2%	25.0%	27.9%	27.7%
Income taxes for the three and nine months ended August 31, 2013 include $3.3 million and $4.5 million, respectively, of discrete tax benefits. For the third quarter the discrete tax benefits were mainly due to the reversal of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary established a pattern of profitability which resulted in us concluding during the third quarter of 2013 that the valuation allowance should be reversed. For the nine months ended August 31, 2013 the discrete tax benefits include the third quarter item noted above as well as the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter of 2013. A new law was enacted in the first quarter of 2013 that retroactively granted the credit for 2012. We expect our 2013 full year effective tax rate to be slightly above 28%, with an underlying tax rate of 29%.
In the third quarter of 2012, we repatriated $70.0 million of cash from foreign subsidiaries. This transaction generated U.S. foreign tax credits due to the mix of foreign earnings that related to this cash and reduced 2012 third quarter tax expense by $5.6 million. Income taxes for the nine months ended August 31, 2012 were impacted by these U.S. foreign tax credits and also by $1.4 million of discrete tax benefits. These discrete tax benefits were mainly due to the reversal of a portion of a valuation allowance originally established against a subsidiary’s net operating losses. This subsidiary established a pattern of profitability which resulted in us concluding during the second quarter of 2012 that a portion of the valuation allowance should be reversed.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2013	2012	2013	2012
Income from unconsolidated operations	$5.0	$5.5	$16.3	$14.0
Income from unconsolidated operations for the third quarter of 2013 decreased $0.5 million compared to the same period in 2012. Most of the decrease is attributable to our joint venture in Mexico which is incurring costs that relate to the relocation to a new manufacturing facility. For the nine months ended August 31, 2013, this joint venture in Mexico, through strong sales growth, along with improved performance with our Eastern Condiments joint venture in India have contributed to the increase in income from unconsolidated operations as compared to the same period for the prior year.
The following table outlines the major components of the change in diluted earnings per share from 2012 to 2013:

	Three months ended August 31,	Nine months ended August 31,
2012 Earnings per share – diluted	$0.78	$1.93
Higher operating income	0.02	0.01
WAPC acquisition transaction costs	—	(0.02)
Impact of interest expense and other income	(0.01)	—
Impact of tax rate	(0.01)	(0.01)
Higher unconsolidated income	—	0.02
Impact of lower shares outstanding	—	0.01
2013 Earnings per share – diluted	$0.78	$1.94

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
(in millions)
Net sales	$612.4	$568.3	$1,773.2	$1,671.2
Percent increase	7.8%	8.9%	6.1%	13.3%
Operating income	118.7	108.9	294.0	278.9
Operating income margin	19.4%	19.2%	16.6%	16.7%
The 7.8% increase in sales in the third quarter of 2013 as compared to the third quarter of 2012 included a 0.4% favorable impact from foreign currency rates and 4.7% from the WAPC acquisition. Excluding the acquisition and foreign currency impact, we grew sales 2.7%, with higher volume and product mix of 1.8% and increased pricing of 0.9%.
In the Americas, sales increased 4.1% in the third quarter of 2013, compared to the third quarter of 2012, including a 0.2% decrease from unfavorable foreign exchange rates. In this region, we again offered a holiday display program to our customers to encourage adequate supply and early displays for fall cooking and the holidays. Sales under this year's program significantly exceeded last year's program. Also in this market, a price increase was implemented at the beginning of the fourth quarter in response to 2013 increases in certain raw and packaging materials. We estimate that retailer purchases in a stronger response to the holiday display program and in advance of the pricing action shifted an estimated $30 million in sales from the fourth quarter into the third quarter when compared to the prior year periods, increasing consumer business sales in this region by approximately 8%. Excluding this impact, sales decreased approximately 4%. The sales softness in the Americas region related to lower consumer demand early in the third quarter in spices and seasonings, including grilling items. Consumer demand had improved by the end of the third quarter.
Third quarter of 2013 sales in EMEA increased 3.5% compared to the third quarter of 2012, including a favorable impact of 3.4% from foreign exchange rates. Excluding the foreign currency impact, sales were even with prior year as higher pricing added 1.7% which was offset by unfavorable volume and product mix that decreased sales by 1.6%. Increases in Poland and parts of Western Europe were driven by innovation and our brand marketing activity. This was offset by a decline in the UK related to weak retailer sales across a number of categories.
In the Asia/Pacific region, sales increased 51.9% in the third quarter of 2013, compared to the third quarter of 2012, with 58.8% attributable to the WAPC acquisition and a 2.2% decrease from unfavorable foreign exchange rates. Excluding the acquisition and foreign currency impact, sales declined 4.7% with 12.1% from unfavorable volume and product mix, partially offset by 7.4% from higher pricing actions. We grew sales in China at a double-digit rate excluding the WAPC acquisition, but sales in India declined significantly. In India, sales declined as consumers reacted to a significant increase in the cost of rice.

For the nine months ended August 31, 2013, the total consumer business sales increase of 6.1%, including 1.6% from the WAPC acquisition and 0.1% from unfavorable foreign exchange rates. Excluding the acquisition and foreign currency impact, we grew sales 4.6%, driven by higher volume and product mix which added 3.1% and pricing actions added 1.5%.
Third quarter of 2013 operating income for our consumer business increased $9.8 million, or 9.0%, compared to the third quarter of 2012. Higher sales and our CCI cost savings drove this increase and more than offset higher retirement benefit costs and a $2.4 million increase in brand marketing support.

For the nine months ended August 31, 2013, consumer business operating income increased by 5.4% compared to the same period of 2012. The growth in operating income was the result of higher sales and cost savings from CCI, partially offset by WAPC acquisition costs of $4.1 million and higher retirement benefit costs noted above. Brand marketing support for the nine months ended August 31, 2013 was $1.1 million above the same period in 2012.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
(in millions)
Net sales	$404.0	$409.4	$1,180.2	$1,197.2
Percent (decrease)/increase	(1.3)%	2.8%	(1.4)%	7.7%
Operating income	29.7	35.3	82.4	99.1
Operating income margin	7.4%	8.6%	7.0%	8.3%
The 2013 third quarter sales decrease of 1.3% from the third quarter of 2012 includes an unfavorable foreign exchange rate impact of 1.0%. Excluding the impact of foreign currency, sales decreased 0.3%. Lower volume and product mix decreased sales 1.0%, which was largely offset by higher pricing that added 0.7% to sales.
In the Americas, sales decreased 1.7%, which included a favorable impact of 0.3% from foreign currency rates. Excluding this impact of foreign currency, lower volume and product mix reduced sales 2.7%, partially offset by higher pricing which added 0.7% to sales. In this region, lower demand for customized products sold to quick service restaurants was partially offset by sales growth of snack seasonings and other flavors to food manufacturers.

In EMEA, our industrial business decreased 1.6%, which included an unfavorable foreign currency impact of 5.5%. In local currency, sales increased 3.9% with higher volume and product mix contributing 1.9% and pricing actions adding 2.0%. This growth was led by increased sales in customized flavor solutions supplied from our facilities in Turkey and South Africa to quick service restaurants.
In the Asia/Pacific region, industrial sales increased 1.3% in the third quarter of 2013 compared to the third quarter of 2012, which included an unfavorable foreign exchange rate impact of 1.0%. Excluding this impact of foreign currency, sales increased 2.3%. Favorable volume and product mix increased sales 3.2%, partially offset by lower pricing which reduced sales by 0.9%. Sales to quick service restaurants in China have begun to recover from the impact on poultry sales of consumer concerns regarding bird flu. We expect further improvement in the fourth quarter. In addition, new product introductions led to higher sales in Australia this period.

For the nine months ended August 31, 2013, total industrial business sales decreased 1.4%, which included 0.6% from unfavorable foreign exchange rates. Excluding the impact from foreign currency, the sales decrease was 0.8%, driven by unfavorable volumes and product mix of 2.1%, mostly offset by higher pricing of 1.3%.

For the third quarter of 2013, operating income for the industrial business decreased $5.6 million, or 15.9% compared to the third quarter of 2012. Lower sales, an unfavorable business mix, higher retirement benefit costs and material cost inflation were offset in part by our pricing actions and CCI cost savings. We expect operating income to improve in the fourth quarter as compared to the year-ago period due in part to $4 million in cost associated with a supplier quality issue recorded in the fourth quarter of 2012.

For the nine months ended August 31, 2013, industrial business operating income decreased by 16.9% and operating income margin was 130 basis points lower than the comparable period of 2012. The decrease in operating income was due to the same factors noted for the third quarter above.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2013	August 31, 2012	November 30, 2012
Notional value	$123.5	$181.5	$188.8
Unrealized gain (loss)	0.4	(0.9)	(1.0)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of August 31, 2013, we had a total of $100 million, notional value, of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $11.5 million accumulated gain as of August 31, 2013, compared to a $16.6 million accumulated gain as of November 30, 2012. The change in fair values is due to changes in the amount of interest rate swap contracts, interest rates and the remaining duration of the interest rate derivatives. At November 30, 2012, we had $50 million of additional interest rate swap contracts that were cash settled during 2013 when we issued new debt. (See note 3 of the financial statements.)
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
Credit Risk
The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers, some of which are highly leveraged. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. We continue to closely monitor the credit worthiness of our customers and counterparties. We believe that our allowance for doubtful accounts properly recognizes trade receivables at net realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2013, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2013	2012
	(in millions)
Net cash provided by operating activities	$227.4	$256.3
Net cash used in investing activities	(182.0)	(61.5)
Net cash provided by (used in) financing activities	18.9	(177.0)

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

Operating Cash Flow – Cash flow from operations is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2013, cash flow from operations was $28.9 million lower than the same period of 2012. This decrease was due mostly to increases in trade accounts receivable in 2013 and the timing of income tax payments.
Investing Cash Flow – The increase in cash outflow used for investing was the result of our WAPC acquisition in the second quarter of 2013 (see note 2 of the financial statements). We spent $54.0 million on capital expenditures in the first nine months of 2013, compared to $62.2 million for the same period last year. Capital expenditures for fiscal year 2013 are expected to be approximately $120 million.
Financing Cash Flow – The change in cash flow for financing activities when compared to the prior year is primarily due to an increase in net borrowings. In August 2013, we issued $250 million of 3.50% Notes due 2023 (see note 3 of the financial statements) and received net proceeds of $246.2 million. The net proceeds from this offering, plus cash on hand, were used to repay the 5.25% Notes that matured in September 2013. In the first nine months of 2013, we decreased short-term borrowings by $31.8 million compared to an increase of $12.1 million for the same period last year.
The following table outlines the activity in our share repurchase program for the nine months ended August 31 (in millions):

	2013	2012
Number of shares of common stock repurchased	1.4	1.8
Dollar amount	$92.1	$98.2
As of August 31, 2013, $45 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in June 2010. In April 2013, the Board of Directors authorized a new share repurchase program to purchase up to another $400 million of the company's outstanding shares.
During the nine months ended August 31, 2013, we received proceeds of $32.8 million from exercised options compared to $37.3 million in the first nine months of last year. We increased dividends paid to $135.0 million for the first nine months of 2013 compared to $123.6 million in the same period last year. Dividends paid in the first quarter of 2013 were declared on November 27, 2012.

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

We define EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization. The following table reconciles our EBITDA to our net income for the trailing twelve month periods ending August 31, 2013, August 31, 2012 and November 30, 2012:

	August 31, 2013	August 31, 2012	Nov 30, 2012
Net income	$407.5	$391.0	$407.8
Depreciation and amortization	102.9	101.9	102.8
Interest expense	55.3	54.2	54.6
Income tax expense	140.1	144.9	139.8
EBITDA	705.8	692.0	705.0

Total debt	$1,378.6	$1,257.5	$1,171.8

Total debt/EBITDA	1.95	1.82	1.66

Our total debt to EBITDA as of August 31, 2013 is temporarily elevated at quarter end because we issued $250 million of 3.50% Notes due 2023 and did not retire the existing $250 million of 5.25% Notes due 2013 until the beginning of September 2013. This also accounts for the temporary elevated level of cash as of August 31, 2013 (see note 3 of the financial statements). The ratio as of August 31, 2012 was higher than our target range as we were still reducing debt incurred for the 2011 acquisitions.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end August 31, 2013, we temporarily used $64.3 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At quarter-end August 31, 2012, we temporarily used $145.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2013 and August 31, 2012 were $396.3 million and $441.2 million, respectively. Total average debt outstanding for the nine months ended August 31, 2013 and August 31, 2012 was $1,401.3 million and $1,446.2 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2013, the exchange rates for the Canadian dollar, the British pound sterling, the Polish zloty and Australian dollar were lower than August 31, 2012. At August 31, 2013, the exchange rate for the Canadian dollar, the British pound sterling, the Polish zloty and Australian dollar were lower than at November 30, 2012.
U.S. Pension Plan
To reduce the size and potential volatility of our U.S. defined benefit pension plan obligation, we offered approximately 3,300 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits in September 2013. Based upon those accepting this offer, approximately $60 million will be paid out from existing pension plan assets. In the fourth quarter of 2013, we expect to record a settlement charge of approximately $20 million and will provide supplemental non-GAAP earnings per share exclusive of this item.
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

In August 2013, we issued $250 million of 3.50% Notes due 2023, the net cash proceeds of which, plus cash on hand, were used to pay off $250 million of 5.25% Notes that matured in September 2013. Of the Notes issued, $175 million were subject to interest rate hedges that were entered into in November 2102, April and August 2013.
We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

On May 31, 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for approximately $146.7 million, subject to certain closing adjustments and financed with a combination of cash and debt. Of the total purchase price, $130.0 million was paid by the end of the third quarter 2013, and the remaining balance of $16.7 million is included in other accrued liabilities in the balance sheet and is payable upon attaining certain post-closing conditions. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China and will be included in our consumer business segment.

See note 2 of the financial statements for further details on this acquisition.

ACCOUNTING AND DISCLOSURE CHANGES

New accounting pronouncements are issued periodically that affect our current and future operations. See Note 1 of the financial statements for further details of these impacts.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” "anticipate," “believe” and “plan.” These statements may relate to items such as: the expected results of operations of businesses acquired by us, the expected impact of raw materials costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expectations regarding growth potential in different geographies and markets, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions and anticipated charges associated with such plans, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2013 to June 30, 2013	CS – 0	$—	—	$45	million
	CSNV – 0	$—	—
July 1, 2013 to July 31, 2013	CS – 200	$70.11	200	$45	million
	CSNV – 0	$—	—
August 1, 2013 to August 31, 2013	CS – 0	$—	—	$45	million
	CSNV – 0	$—	—
Total	CS – 200	$70.11	200	$45	million
	CSNV – 0	$—	—
As of August 31, 2013, $45 million remained of a $400 million share repurchase authorization approved by the Board of Directors in June 2010. In April 2013, the Board of Directors authorized a new share repurchase program to purchase up to another $400 million of the company's outstanding shares. There is no expiration date for either of our repurchase programs. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase programs may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2013, we issued 161,569 shares of CSNV in exchange for shares of CS and issued 5,293 shares of CS in exchange for shares of CSNV.

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

(x)
Form of 3.50% Notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.

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

Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013*

(x)
Form of Mid-Term Incentive Program Agreement, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xi)
Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(xi) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xii)
Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(xii) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xiii)
Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xiii) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xiv)
Form of Non-Qualified Stock Option Agreement for Directors,     incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; and (iv) Notes to the Condensed Consolidated Financial Statements.**

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

McCORMICK & COMPANY, INCORPORATED

September 27, 2013	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

September 27, 2013	By:	/s/ Kenneth A. Kelly, Jr.
Kenneth A. Kelly, Jr.
Senior Vice President & Controller