Form 10-K
period 2013-11-30
MCCORMICK & CO INC
filed 2014-01-29
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013
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
Yes   ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2013: $525,850,995
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2013: $8,255,994,805
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	12,162,320	December 31, 2013
Common Stock Non-Voting	119,002,068	December 31, 2013
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 26, 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retail outlets, food manufacturers and foodservice businesses. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.
Business Segments
We operate in two business segments, consumer and industrial. Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. Historically, the consumer business contributes approximately 60% of sales and 80% of operating income and the industrial business contributes approximately 40% of sales and 20% of operating income.
Across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products from premium to value-priced.
Consumer Business. From locations around the world, our brands reach consumers in more than 125 countries and territories. Our leading brands in the Americas include McCormick®, Lawry’s® and Club House®. We also market authentic ethnic brands such as Zatarain’s®, Thai Kitchen® and Simply Asia®. In Europe, the Middle East and Africa (EMEA) our major brands include the Ducros®, Schwartz® and Kamis® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific region, we market products under the McCormick and DaQiao® brands in China. In Australia, our primary brand is McCormick and, in India, our majority-owned joint venture owns and trades under the Kohinoor® brand.
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
More than 250 other brands of spices, herbs and seasonings are sold in the U.S. with additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately owned companies. Our leadership position allows us to efficiently innovate, merchandise and market our brands.
Industrial Business. In our industrial business, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied both directly and indirectly through distributors. Among food manufacturers and foodservice customers, many of our relationships have been active for decades. We focus our resources on our strategic partners that we believe offer the greatest prospects for growth. Our range of products remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems and compound flavors. In addition to a broad range of flavor solutions, we strive to achieve customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
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
Raw Materials
The most significant raw materials used in our business are pepper, dairy products, rice, capsicums (red peppers and paprika), onion, garlic and soybean oil. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the U.S. and locally, for many of our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
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
We have a large number of customers for our products. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 12% of consolidated sales in 2013 and 11% of consolidated sales in 2012 and 2011. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2013, 2012 and 2011. In 2013, 2012 and 2011 the top three customers in our industrial business represented between 52% and 54% of our global industrial sales.
The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Trademarks, Licenses and Patents
McCormick owns a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” “Kamis,” "DaQiao" and “Kohinoor” trademarks, would not have a materially adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law and the registrations will be renewed for as long as we deem them to be useful.
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
Working Capital
In order to meet increased demand for our consumer products during our fourth quarter, McCormick usually builds its inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see note 6 of the financial statements and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis.”

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
Research and Development
Many of McCormick’s products are prepared from confidential formulas developed by our research laboratories and product development teams, and, in some cases, customer proprietary formulas. Expenditures for research and development were $61.3 million in 2013, $57.8 million in 2012, and $58.1 million in 2011. The amount spent on customer-sponsored research activities is not material.

Governmental Regulation
McCormick is subject to numerous laws and regulations around the world that apply to our global businesses. In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of many of our products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act, the Food Safety Modernization Act, the Federal Trade Commission Act, state consumer protection laws, competition laws, anti-corruption laws, customs and trade laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws, and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes, laws and regulatory requirements.
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on McCormick’s business. There were no material capital expenditures for environmental control facilities in fiscal year 2013, and there are no material expenditures planned for such purposes in fiscal year 2014.
Employees
McCormick had approximately 10,000 full-time employees worldwide as of November 30, 2013. We believe our relationship with employees to be good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,350 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations
For information on the net sales and long-lived assets of McCormick by geographic area, see note 15 of the financial statements.
Foreign Operations
McCormick is subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, restrictions on investments, royalties, dividends and exchange rate fluctuations. Approximately 40% of sales in fiscal year 2013 were from non-U.S. operations. For information on how McCormick manages some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by us, the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities and our expectations regarding purchasing shares of our common stock under the existing authorizations.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our ability to achieve expected and/or needed cost savings or margin improvements; the successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, the threat of data breaches and cyber attacks; volatility in our effective tax rate; climate change; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described herein under Part I, Item 1A "Risk Factors."
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Available Information
Our principal corporate internet website address is: www.mccormickcorporation.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding McCormick. Our website also includes our Corporate Governance Guidelines, Business Ethics Policy and charters of the Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee of our Board of Directors.

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves risks, including the risks described below. Additional risks and uncertainties that are not presently known to the company or are currently deemed to be immaterial also may materially adversely affect our business, financial condition, or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.
Damage to our reputation or brand name, loss of brand relevance, increase in private label use by customers or consumers, or product quality or safety concerns could negatively impact our business, financial condition or results of operations.

We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain our brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. From time to time, our customers evaluate their mix of branded and private label product offerings, and consumers have the option to purchase private label products instead of branded products. If a significant portion of our branded business was switched to private label, it could have a material negative impact on our consumer business.
Our reputation for manufacturing high-quality products is widely recognized. In order to safeguard that reputation,

we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our products. A serious breach of our quality assurance or quality control procedures, deterioration of our quality image, impairment of our customer or consumer relationships or failure to adequately protect the relevance of our brands may lead to litigation, customers purchasing from our competitors or consumers purchasing other brands or private label items that may or may not be manufactured by us, any of which could have a material negative impact on our business, financial condition or results of operations.
The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, import alerts and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged, and certain of our raw materials could be blocked from entering the country if they were subject to import alerts. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products could cause injury or illness, are mislabeled or fail to meet applicable legal requirements (even if the allegation is untrue). A product recall, import alert or an adverse result in any such litigation, or negative perceptions regarding food products and ingredients, could result in our having to pay fines or damages, incur additional costs or cause customers and consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, any of which could have a negative effect on our business and financial results. Negative publicity about these concerns, whether or not valid, may discourage customers and consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our business, financial condition or results of operations.
The rising popularity of social networking and other consumer-oriented technologies has increased the speed and accessibility of information dissemination (whether or not accurate), and, as a result, negative, inaccurate, or misleading posts or comments on websites may generate adverse publicity that could damage our reputation or brands.
Customer consolidation, and competitive, economic and other pressures facing our customers, may put pressure on our operating margins and profitability.
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, demanding lower pricing, increased promotional programs and specifically tailored products, and shifting shelf space currently used for our products to private label products. The economic and competitive landscape for our customers is constantly changing, and their response to those changes could impact our business. Our industrial business may be impacted if the reputation or perception of the customers of our industrial business declines. These factors and others could have an adverse impact on our business, financial condition or results of operations.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are pepper, dairy products, rice, capsicums (red pepper and paprika), onion, garlic and soybean oil. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
In addition, we may have very little opportunity to mitigate the risk of availability of certain raw materials due to the effect of weather on crop yield, government actions, political unrest in producing countries, action or inaction by suppliers in response to laws and regulations, changes in agricultural programs and other factors beyond our control. Therefore, we cannot provide assurance that future raw material availability will not have a negative impact on our business, financial condition or operating results.
Political, socio-economic and cultural conditions, as well as disruptions caused by terrorist activities or otherwise, could also create additional risks for regulatory compliance. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.
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
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacture, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, competition, anti-corruption, privacy, relations with distributors and retailers, foreign supplier verification, the import and export of products and product ingredients, employment, health and safety, and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere. These factors and others could have an adverse impact on our business, financial condition or results of operations.
Our operations may be impaired as a result of disasters, business interruptions or similar events.
We could have an interruption in our business, loss of inventory or data, be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic or computer system failure. Natural disasters could include an earthquake, fire, flood, tornado or severe storm. A catastrophic event could include a terrorist attack. An epidemic could affect our operations, major facilities or employees’ and customers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Production of certain of our products is concentrated in a single manufacturing site.
We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be adversely affected.
We may not be able to successfully consummate and manage ongoing acquisition, joint venture and divestiture activities which could have an impact on our results.
From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks.
Our foreign operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2013, approximately 40% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
We had total outstanding short-term borrowings of $212 million at an average interest rate of approximately 0.7% on November 30, 2013. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate increases will not have a material negative impact on our business, financial position or operating results.
The deterioration of credit and capital markets may adversely affect our access to sources of funding.
We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our seasonal working capital needs and other general corporate purposes. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. We engage in regular communication with all of the banks participating in our revolving credit facilities. During these communications none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.
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

Our information technology systems are critically important to operating our business efficiently. We rely on our information technology systems to manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.

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

Climate change may negatively affect our business, financial condition and results of operations.

Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. There is concern that greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products.

Our intellectual property rights, and those of our customers, could be infringed, challenged or impaired, and reduce the value of our products and brands or our business with customers.

We possess intellectual property rights that are important to our business, and we are provided access by certain customers to particular intellectual property rights belonging to such customers. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets which are important to our business and relate to some of our products, our packaging, the processes for their production, and the design and operation of equipment used in our businesses. We protect our intellectual property rights, and those of certain customers, globally through a variety of means, including trademarks, copyrights, patents and trade secrets, third-party assignments and nondisclosure agreements, and monitoring of third-party misuses of intellectual property. If we fail to obtain or adequately protect our intellectual property (and the intellectual property of customers to which we have been given access), the value of our products and brands could be reduced and there could be an adverse impact on our business, financial condition and results of operations.

Litigation, legal or administrative proceedings could have an adverse impact on our business, financial condition and results of operations, and damage our reputation.

We are party to a variety of legal claims and proceedings in the ordinary course of business. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that management’s assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such claims or proceedings. In the event that management’s assessment of the materiality or immateriality of current claims and proceedings proves inaccurate, or litigation that is material arises in the future, there may be a material adverse effect on our financial condition. Any adverse publicity resulting from allegations made in litigation claims or legal or administrative proceedings (even if untrue) may also adversely affect our reputation. These factors and others could have an adverse impact on our business, financial condition or results of operations.

If we are unable to fully realize the benefits from our Comprehensive Continuous Improvement (CCI) program, our financial results could be negatively affected.

Our future success depends in part on our ability to be an efficient producer in a highly competitive industry. Any failure by us to achieve our planned cost savings and efficiencies under our CCI program, or other similar programs, could have an adverse effect on our business, results of operations and financial position.

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
France:
Carpentras–consumer and industrial
Monteux–consumer and industrial
Poland:
Stefanowo–consumer
India:
New Dehli–consumer
Australia:
Melbourne–consumer and industrial
China:
Guangzhou–consumer and industrial
Shanghai–consumer and industrial
Wuhan–consumer
In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities in Belcamp, Maryland; Salinas, California; Irving, Texas; Mississauga and London, Ontario, Canada; and Genvilliers, France; and own distribution facilities in Monteux, France. We also own, lease or contract other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution and administrative functions.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have disclosed in note 17 of the financial statements the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2013 was $68.76 per share for the Common Stock and $68.92 per share for the Common Stock Non-Voting.
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 31, 2013 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,100
Common Stock Non-Voting, no par value	10,100

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2013 to September 30, 2013	CS-9,900 CSNV-0	$70.19 -	9,900 -	$444 million
October 1, 2013 to October 31, 2013	CS-11,245 CSNV-630,000	$65.03 $66.45	11,245 630,000	$402 million
November 1, 2013 to November 30, 2013	CS-23,434 CSNV-582,300	$68.67 $69.36	23,434 582,300	$360 million
Total	CS-44,579 CSNV-1,212,300	$68.09 $67.85	44,579 1,212,300	$360 million
As of November 30, 2013, approximately $360 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. There is no expiration date for our repurchase program. During the fourth quarter of 2013, we completed the previous $400 million share repurchase authorization approved by the Board of Directors in June 2010. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2013, we issued 1,176,255 shares of CSNV in exchange for shares of CS and issued 73,716 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and ratio data)	2013	2012	2011	2010	2009
For the Year
Net sales	$4,123.4	$4,014.2	$3,697.6	$3,336.8	$3,192.1
Percent increase	2.7%	8.6%	10.8%	4.5%	0.5%
Operating income	550.5	578.3	540.3	509.8	466.9
Income from unconsolidated operations	23.2	21.5	25.4	25.5	16.3
Net income	389.0	407.8	374.2	370.2	299.8
Per Common Share
Earnings per share–diluted	$2.91	$3.04	$2.79	$2.75	$2.27
Earnings per share–basic	2.94	3.07	2.82	2.79	2.29
Common dividends declared	1.39	1.27	1.15	1.06	0.98
Closing price, non-voting shares–end of year	69.00	64.56	48.70	44.01	35.68
Book value per share	14.85	12.83	12.17	11.00	10.19
At Year-End
Total assets	$4,449.7	$4,165.4	$4,087.8	$3,419.7	$3,387.8
Current debt	214.1	392.6	222.4	100.4	116.1
Long-term debt	1,019.0	779.2	1,029.7	779.9	875.0
Shareholders’ equity	1,947.7	1,700.2	1,618.5	1,462.7	1,343.5
Other Financial Measures
Percentage of net sales
Gross profit	40.4%	40.3%	41.2%	42.5%	41.6%
Operating income	13.4%	14.4%	14.6%	15.3%	14.6%
Capital expenditures	$99.9	$110.3	$96.7	$89.0	$82.4
Depreciation and amortization	106.0	102.8	98.3	95.1	94.3
Common share repurchases	177.4	132.2	89.3	82.5	—
Average shares outstanding
Basic	132.1	132.7	132.7	132.9	130.8
Diluted	133.6	134.3	134.3	134.7	132.8

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2013, we recorded special charges for EMEA reorganization activities and the loss on a voluntary pension settlement. In 2010, we had the benefit of the reversal of a significant tax accrual and, in 2009, restructuring charges were recorded. The net impact of these items is reflected in the following table:

(millions except per share data)	2013	2012	2011	2010	2009
Operating income	$(40.3)	—	—	—	$(16.2)
Net income	(29.2)	—	—	$13.9	(10.9)
Earnings per share–diluted	(0.22)	—	—	0.10	(0.08)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report. The dollar and share information in the charts and tables in the MD&A are in millions, except per share data.
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retail outlets, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and industrial, as described in Item 1 of this report.
Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect to grow sales with similar contributions from: 1) our base business–driven by brand marketing support, expanded distribution and category growth; 2) product innovation; and 3) acquisitions. We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program is contributing to higher operating income and earnings per share.
Our business generates strong cash flow and we have a balanced use of cash. We are using our cash to fund shareholder dividends, with annual increases in each of the past 28 years, and to fund capital expenditures, acquisitions and share repurchases. Each year, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
We grew net sales 3% in 2013, which was below our long-term objective of 4% to 6%. While consumer business sales rose 5% as a result of an acquisition in China, pricing actions, product innovation and effective brand marketing, sales declined 1% for our industrial business. Lower demand from quick service restaurants in the U.S. and China more than offset higher sales in several developed markets and expansion in emerging markets. Operating income was $550.5 million in 2013. Excluding special charges of $25.0 million related to reorganization activities in the Europe, Middle East and Africa region (EMEA) and a $15.3 million loss on a voluntary pension settlement, both of which were recorded in the fourth quarter of 2013, adjusted operating income rose to $590.8 million from $578.3 million in 2012. This was an increase of 2% and below our long-term objective due in part to the lower rate of sales growth and a significant increase in retirement benefit expense. These factors also impacted 2013 diluted earnings per share, which was $2.91. Excluding the effect of the aforementioned special charges and loss on voluntary pension settlement, adjusted diluted earnings per share for 2013 was $3.13, an increase of 3% from $3.04 diluted earnings per share in 2012.
McCormick continues to generate strong cash flow. Net cash provided by operating activities reached $465.2 million in 2013, an increase from $455.0 million in 2012. A lower contribution to pension plans in 2013 was offset in part by an increase in inventory, largely as a result of strategic purchases and higher material costs. We continued to have a balanced use of cash for capital expenditures, acquisitions and the return of cash to shareholders through dividends and share repurchases. In 2013, that return of cash to our shareholders was a record $357.3 million.

RESULTS OF OPERATIONS—2013 COMPARED TO 2012

	2013	2012
Net sales	$4,123.4	$4,014.2
Percent growth	2.7%	8.6%

Sales for the fiscal year 2013 rose 2.7% from 2012, with growth in the consumer segment partially offset by a decline in the industrial segment. Pricing actions, taken in response to increased raw material and packaging costs, added 1.5% to sales. The incremental impact of the WAPC acquisition, completed in mid-2013, accounted for a

1.5% increase to sales, and increased volume and product mix in the base business added 0.1% to sales. The impact of foreign exchange rates was unfavorable in 2013, reducing sales by 0.4%.

In 2014, we expect to grow sales in a 3% to 5% range from 2013 driven by higher volume, pricing and the incremental impact in the first half of 2014 of the WAPC acquisition.

	2013	2012
Gross profit	$1,665.8	$1,617.8
Gross profit margin	40.4%	40.3%
In 2013, gross profit increased 3.0% while gross profit margin rose 10 basis points. We were able to offset the dollar impact of 3% inflation in raw material and packaging costs with our pricing actions and CCI cost savings. In 2013, CCI cost savings totaled $63 million of which $48 million lowered cost of goods sold. In 2014, we expect to improve in our gross profit margin by 50 to 100 basis points from 2013 due to CCI cost savings, together with a more favorable business mix.

	2013	2012
Selling, general & administrative expense (SG&A)	$1,075.0	$1,039.5
Percent of net sales	26.1%	25.9%
Selling, general and administrative expenses were $1,075.0 million in 2013 compared to $1,039.5 million in 2012, an increase of $35.5 million or 20 basis points as a percentage of net sales. Retirement benefit expense increased $20.0 million in 2013 largely as a result of a lower interest rate environment at the November 30, 2012 pension measurement date which negatively impacted 2013 expense. Of the increase in retirement benefit expense, approximately 60% impacted selling, general and administrative expenses. In addition, we increased our brand marketing support by $9.6 million to $207.8 million in 2013, with about half of the increase in digital marketing, which is one of our highest return investments in brand marketing support.

2013
Special charges	$25.0
Loss on voluntary pension settlement	15.3

In 2013, we announced several reorganization activities in the EMEA region. We expect to record approximately $27 million of cash and non-cash charges related to this plan. For 2013, we recorded $25.0 million of special charges, with $15.9 million related to employee severance, $6.4 million for asset write-downs and $2.7 million for other exit costs. We expect to record approximately $2 million of additional special charges related to this plan in 2014. Total cash expenditures to implement the plan are expected to occur in 2014 and are estimated to be approximately $18 million. We expect to complete the implementation of this plan by 2015. See note 3 of the financial statements for additional information.

In addition to the $25.0 million in special charges outlined above, we recorded a loss on voluntary pension settlement of $15.3 million in 2013 for the settlement of a portion of our U.S. defined benefit obligation, which reduced the size of our pension obligation and should reduce potential pension volatility in the future. The settlement charge relates to a lump sum distribution elected by certain former U.S. employees in exchange for their deferred vested pension plan benefits. This lump sum payout program was completed in 2013. See note 9 of the financial statements for additional information.

	2013	2012
Interest expense	$53.3	$54.6
Other income, net	2.2	2.4
Interest expense for 2013 was lower than the prior year. Most of this decrease is due to the impact of lower average debt balances for 2013 compared to 2012, and was partially aided by slightly lower average interest rates in 2013. The higher average debt balances in 2012 were due to the acquisitions completed late in 2011.

	2013	2012
Income from consolidated operations before income taxes	$499.4	$526.1
Income taxes	133.6	139.8
Effective tax rate	26.8%	26.6%
Discrete tax benefits in 2013 were $3.9 million compared to $2.0 million in 2012. The increase in 2013 is due to the 2013 recognition of a 2012 U.S. research tax credit and reversal of valuation allowances for two subsidiaries originally established against net operating losses. A new law was enacted in 2013 that retroactively granted the research tax credit in 2012.
Tax expense for 2012 benefited from U.S. foreign tax credits that reduced tax expense by $9.7 million due to the repatriation of $70 million of cash from foreign subsidiaries. While no such benefit or repatriation occurred in 2013, tax expense in 2013 as a percentage of pre-tax income approximated the 2012 level due primarily to certain favorable items in 2013, which included the utilization of non-U.S. operating losses, lower state and local income taxes, and the inclusion of the U.S. research tax credit for 2013, as well as the increase in discrete tax benefits described above.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and in December 2012, we filed a protest to initiate the IRS administrative appeals process. No further significant events occurred in 2013. We believe we have established appropriate tax accruals under US GAAP for these issues.
In addition, see note 11 of the financial statements for a reconciliation of the U.S. federal statutory tax rate with the effective tax rate.
We expect the tax rate in 2014 to increase from 2013 as a result of the discontinuation of the R&D tax credit, a tax law change in France and the expected mix of business across tax jurisdictions. In addition, we are comparing to the 2013 rate that included $3.9 million of discrete items.

	2013	2012
Income from unconsolidated operations	$23.2	$21.5
Income from unconsolidated operations increased $1.7 million in 2013 compared to 2012. Most of this increase is attributable to our largest joint venture, McCormick de Mexico, through strong sales growth, along with improved performance by our Eastern Condiments joint venture in India.
In 2013, our McCormick de Mexico joint venture represented 63% of the sales and 78% of the net income of our unconsolidated joint ventures. We own 50% of our other unconsolidated joint ventures, except for a 26% share in our Eastern Condiments joint venture.
We reported diluted earnings per share of $2.91 in 2013, compared to $3.04 in 2012. The following table outlines the major components of the change in diluted earnings per share from 2012 to 2013:

2012 Earnings per share—diluted	$3.04
Impact of special charge and loss on voluntary pension settlement	(0.22)
Increase in adjusted operating income	0.06
Impact of lower shares outstanding	0.02
Increase in income from unconsolidated operations	0.01
Increase in effective income tax rate	(0.01)
Lower interest expense	0.01
2013 Earnings per share—diluted	$2.91

We measure segment performance based on operating income excluding special charges and the loss on a voluntary pension settlement as these activities are managed separately from the business segments.

Consumer Business

	2013	2012
Net sales	$2,538.0	$2,415.3
Percent growth	5.1%	9.8%
Operating income, excluding special charges and loss on voluntary pension settlement	472.3	456.1
Operating income margin, excluding special charges and loss on voluntary pension settlement	18.6%	18.9%

We grew sales in the consumer business 5.1% in 2013 from 2012, which included a 2.5% increase due to the mid-2013 acquisition of WAPC, a 1.7% increase due to higher price, and a 1.0% increase from higher volumes and improved product mix. The effect of foreign exchange rates in 2013 from 2012 was slightly unfavorable, reducing sales by 0.1%.
In the Americas, consumer business sales rose 2.4%, with volume and product mix adding 1.7%, higher pricing adding 0.9% and unfavorable foreign exchange rates lowering sales by 0.2%. Higher volume and product mix was the result of new product introductions and increased brand marketing. In 2013, our new product launches included grilling items, premium recipe mixes, authentic Hispanic rice mixes and new varieties of Lawry’s, Zatarain's and Simply Asia brand products in the U.S. In Canada, we had particular success with gluten-free gravy mixes, introduced new grilling items and imported products from our business in China and affiliate in the Philippines. Across the Americas region, a portion of our incremental brand marketing support was in support of our new products and seasonal events. We also increased our digital marketing activity, which offers a more personalized way to interact with consumers. While we made good progress with these growth initiatives which contributed to strong consumer demand for spices and seasonings throughout 2013, our U.S. sales slowed in the second half of the year. During this period, private label and smaller competitors gained category share. In 2014, we have actions underway to regain momentum with this part of our business that include a significant increase in brand marketing support, accelerated innovation and improved agility in the marketplace.
In EMEA, consumer business sales increased 3.3%, with pricing and favorable foreign currency exchange rates each adding 1.3%, and higher volume and product mix adding 0.7%. While we had success with new product introductions, increased brand marketing and distribution gains, economic conditions across the region remained challenging. Our innovation in 2013 included the development and introduction of recipe mixes in France and Poland, the launch of grilling items in a number of markets, and new varieties of Vahiné brand dessert items. As in the Americas, higher brand marketing support was devoted to building awareness and trial of new products and towards digital marketing.
In the Asia/Pacific region, sales rose 32.6%. The impact of our 2013 acquisition of WAPC added 30.6% to net sales, pricing added 10.0%, base business volume and product mix declined 4.7% and unfavorable foreign currency exchange rates lowered sales by 3.3%. We achieved a double-digit increase in our base business volume and product mix in China. However, crop shortages of basmati rice led to a steep increase in cost and pricing of basmati rice in India during 2013, and a subsequent decline in our sales volume as consumers turned toward lower cost rice varieties.
Consumer business operating income, excluding special charges and loss on voluntary pension settlement, rose to $472.3 million from $456.1 million in 2012, a 3.6% increase. The growth in operating income was the result of higher sales and CCI savings, offset, in part, by higher retirement benefit expense, a $6.9 million increase in brand marketing support, $4.3 million of transaction costs related to the acquisition of WAPC and higher material costs. Operating income margin, excluding the impact of special charges and loss on voluntary pension settlement, was 18.6% in 2013 compared to 18.9% in 2012. This reduction was due, in part, to the mix of business across regions, as sales in international markets grew at a faster rate than in the U.S., where our profit margin is higher due to larger scale and less complexity.
Industrial Business

	2013	2012
Net sales	$1,585.4	$1,598.9
Percent (decrease) growth	(0.8)%	6.8%
Operating income, excluding special charges and loss on voluntary pension settlement	118.5	122.2
Operating income margin, excluding special charges and loss on voluntary pension settlement	7.5%	7.6%

Sales for the industrial business declined 0.8% in 2013. Pricing actions taken to offset the impact of higher material costs added 1.2%, while volume and product mix lowered sales by 1.2% and unfavorable foreign exchange rates decreased sales 0.8%. The decline in volume and product mix was largely attributable to weak demand from quick service restaurants in the U.S. and China. In the U.S., sales to quick service restaurants were impacted by lower restaurant traffic and customer emphasis on menu items for which McCormick is not a leading supplier. In China, consumer concerns, including avian flu, led to reduced demand for poultry throughout most of 2013. As a leading supplier of coatings and seasonings for chicken, this adversely impacted our sales in 2013.
In the Americas, industrial business sales declined 1.7%. While pricing added 1.2% to sales and favorable foreign currency exchange rates added 0.1%, lower volume and product mix reduced sales 3.0%. Innovation and category growth drove increased sales of seasonings for snack products and sales of branded foodservice items were steady in 2013. However as indicated, demand from quick service restaurants was weak in the U.S. this period. This weakness is expected to extend into the first part of 2014.
In EMEA, industrial business sales rose 1.4%, with a 3.9% increase in volume and product mix as well as a 2.0% increase from pricing actions. These increases were partially offset by unfavorable foreign exchange rates that reduced sales by 4.5%. Demand from quick service restaurants remained robust, and we met this demand with products that we supply from our facilities in the U.K., Turkey and South Africa.
Industrial business sales in the Asia/Pacific region rose slightly, increasing by 0.2%. Higher volume and product mix added 0.6% and was largely offset by lower pricing of 0.1% and unfavorable foreign exchange rates of 0.3%. Product innovation in other parts of the region largely offset the weaker demand from quick service restaurants in China that was described above. By year-end, the situation in China had improved and further improvement is expected in 2014.
Industrial business operating income, excluding special charges and loss on voluntary pension settlement, was $118.5 million compared to $122.2 million in 2012. The benefit of CCI cost savings was more than offset by higher retirement benefit expense, increased material costs and a $2.7 million increase in marketing support for branded foodservice items. Industrial business operating income margin, excluding the impact of special charges and loss on voluntary pension settlement, was 7.5% in 2013 compared to 7.6% in 2012.

RESULTS OF OPERATIONS—2012 COMPARED TO 2011

	2012	2011
Net sales	$4,014.2	$3,697.6
Percent growth	8.6%	10.8%
Sales for 2012 rose 8.6% from 2011 with strong growth in both of our consumer and industrial businesses. Pricing actions, taken in response to increased raw material and packaging costs, added 4.4% to sales. The incremental impact of acquisitions completed in 2011 accounted for a 4.3% increase to sales, and increased volume and product mix in the base business added 1.4% to sales. The impact of foreign exchange rates was unfavorable in 2012, reducing sales 1.5%.

	2012	2011
Gross profit	$1,617.8	$1,522.5
Gross profit margin	40.3%	41.2%
In 2012, gross profit increased 6.3%, however our gross profit margin declined 90 basis points. In 2012, we were able to offset the dollar impact of a high single digit increase in raw material and packaging costs with our pricing actions and CCI cost savings. In 2012, CCI cost savings totaled $56 million of which $39 million lowered cost of goods sold. While pricing and CCI cost savings offset the dollar impact of increased material costs, the net impact of these factors caused downward pressure on gross profit as a percentage of net sales. Margins were further pressured by our mix of sales in 2012, as sales in international markets grew at a faster rate than in the U.S., where our gross profit margin is higher due to larger scale and less complexity.

	2012	2011
Selling, general & administrative expense (SG&A)	$1,039.5	$982.2
Percent of net sales	25.9%	26.6%
Selling, general and administrative expenses increased 5.8% in 2012 from 2011, but decreased as a percentage of net sales for those same time periods. The decrease in SG&A as a percentage of net sales was primarily driven by a leveraging effect of our higher sales on these costs. We had a benefit from CCI cost savings that lowered SG&A $17 million in 2012 and a favorable comparison to 2011 when SG&A included $10.9 million of transaction costs related to completed acquisitions, while 2012 had only $1.7 million of such costs.
During 2012, we increased brand marketing support by $11.0 million from 2011 levels to $198.3 million. A large portion of this increase was in digital marketing, which is one of our highest return investments in brand marketing support.

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
Income from unconsolidated operations decreased $3.9 million in 2012 compared to 2011. Most of this decrease was attributable to our largest joint venture, McCormick de Mexico, which was negatively impacted by an unfavorable foreign exchange rate between the Mexican peso and the U.S. dollar for most of 2012. While this business grew sales 6%, profits were also pressured by higher soybean oil cost (a main ingredient for mayonnaise which is the leading product for this joint venture). This situation began in the fourth quarter of 2011 and, by the fourth quarter of 2012, the year-on-year impact had eased.
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
We reported diluted earnings per share of $3.04 in 2012, compared to $2.79 in 2011. The following table outlines the major components of the change in diluted earnings per share from 2011 to 2012:

2011 Earnings per share—diluted	$2.79
Increased operating income	0.20
Decrease in effective income tax rate	0.10
Decrease in income from unconsolidated operations	(0.03)
Higher interest expense	(0.02)
2012 Earnings per share—diluted	$3.04
Consumer Business

	2012	2011
Net sales	$2,415.3	$2,199.9
Percent growth	9.8%	10.0%
Operating income	456.1	428.4
Operating income margin	18.9%	19.5%
We grew consumer business sales 9.8% in 2012 when compared to 2011, which included a 7.2% increase from acquisitions completed in 2011. The remaining increase was driven by higher pricing which added 3.7% and volume and product mix which added 0.3%. Unfavorable foreign exchange rates reduced sales by 1.4%.
In the Americas, consumer business sales rose 4.0%, primarily as a result of pricing actions which added 4.5%. These pricing actions, taken in response to an increase in material costs, went into effect late in fiscal year 2011. Our 2011 acquisition of Kitchen Basics® added 0.8% to sales, volume and product mix reduced sales by 1.1% and foreign exchange rates reduced sales by 0.2%. While higher prices had an unfavorable impact on volume and product mix, we offset this in part with our initiatives to drive growth through new product introductions and brand marketing. In 2012, our new product launches included a line of gourmet recipe mixes, authentic Hispanic recipe mixes, Zatarain's frozen Dinners for Two, new varieties of Grill Mates®, and in Canada, Club House brand grinders. A portion of our incremental brand marketing support was in support of our new products. We also increased our digital marketing activity, which offers a more personal way to interact with consumers. Recipe views at www.mccormick.com rose 30% in 2012 and our Facebook fan base grew to 1.5 million. In 2011, we reported that an estimated $10 million in sales shifted from the first quarter of 2011 into the fourth quarter of 2010, as a result of customer purchases in advance of a late 2010 price increase.
In EMEA, consumer business sales increased 15.3%, with our 2011 acquisition of Kamis adding 16.9% to sales. Unfavorable foreign currency decreased sales 5.7%. In local currency and excluding the impact of acquisitions, we grew sales 4.1% with 2.9% from volume and product mix and 1.2% from pricing actions. During 2012, we successfully completed the integration of Kamis and sales from this Poland-based business benefited from particular strength in its subsidiary in Russia. For the base business in EMEA, strong execution behind product innovation, brand marketing and new distribution enabled us to achieve growth in a difficult economic environment. We have moved to a masterbrand approach to gain synergies and efficiencies in product development and brand marketing support across our country-specific brands. New products introduced in 2012 included Bag 'n Season®, Grill Mates, Recipe Inspirations® and a number of Vahiné brand dessert items.
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
In EMEA, industrial business sales rose 5.5%, with a 7.7% increase in volume and product mix as well as a 3.6% increase from pricing actions, partially offset by unfavorable foreign exchange rates that reduced sales by 5.8%. Demand from quick service restaurants remained strong, and we met this demand with products that we supply from our facilities in the U.K., Turkey and South Africa.
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
Industrial business operating income increased to $122.2 million in 2012 from $111.9 million in 2011, a 9.2% increase. The growth in operating income was driven largely by higher sales and cost savings from CCI. Our industrial business operating income margin in 2012 was 7.6%, compared to 7.5% in 2011.

NON-GAAP FINANCIAL MEASURES
The tables below include financial measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges and loss on voluntary pension settlement in 2013. There were no adjustments to 2012 or 2011 financial results. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
In 2013, we recorded $25.0 million of special charges related to reorganization activities in the EMEA region and $15.3 million of loss on voluntary pension settlement related to our U.S. pension plan for a lump sum distribution to former employees in exchange for their deferred vested pension plan benefits. We are treating these special charges and loss on voluntary pension settlement as adjustments to our operating income, net income and diluted earnings per share. We are providing non-GAAP results that exclude the impact of these special charges and loss on voluntary pension settlement as it allows for a better comparison of 2013 financial results to 2012 and 2011. See notes 3 and 9 of the financial statements for additional information on the special charges and the loss on voluntary pension settlement, respectively.

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

	2013	2012	2011
Operating income	$550.5	$578.3	$540.3
Impact of special charges and loss on voluntary pension settlement	40.3	—	—
Adjusted operating income	$590.8	$578.3	$540.3
% increase versus prior year	2.2%	7.0%	6.0%
Net income	$389.0	$407.8	$374.2
Impact of special charges and loss on voluntary pension settlement	29.2	—	—
Adjusted net income	$418.2	$407.8	$374.2
% increase versus prior year	2.6%	9.0%	5.0%
Earnings per share—diluted	$2.91	$3.04	$2.79
Impact of special charges and loss on voluntary pension settlement	0.22	—	—
Adjusted earnings per share—diluted	$3.13	$3.04	$2.79
% increase versus prior year	3.0%	9.0%	5.3%

In addition to the above non-GAAP measures, we use total debt to earnings before interest, tax, depreciation and amortization (EBITDA) as a measure of leverage. EBITDA and the ratio of total debt to EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to EBITDA, excluding the temporary impact from acquisition activity, is 1.5 to 1.7. We believe that total debt to EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

We define adjusted EBITDA as net income plus expenses of interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. The following table reconciles our adjusted EBITDA to our net income:

	2013	2012	2011
Net income	$389.0	$407.8	$374.2
Special charges and loss on voluntary pension settlement	40.3	—	—
Depreciation and amortization	106.0	102.8	98.3
Interest expense	53.3	54.6	51.2
Income tax expense	133.6	139.8	142.6
Adjusted EBITDA	$722.2	$705.0	$666.3

Total debt	$1,233.1	$1,171.8	$1,252.1

Total debt/Adjusted EBITDA	1.71	1.66	1.88

LIQUIDITY AND FINANCIAL CONDITION

	2013	2012	2011
Net cash provided by operating activities	$465.2	$455.0	$340.0
Net cash used in investing activities	(239.7)	(109.0)	(537.5)
Net cash provided by (used in) financing activities	(245.9)	(324.3)	187.8
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, increase our dividend, fund capital projects and make share repurchases when appropriate. In 2014, we expect to continue our share repurchase activity and fund all or a portion of possible future acquisitions.

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2013, the exchange rates for the Euro, Polish zloty and British pound sterling were higher versus the U.S. dollar compared to 2012. At November 30, 2013, the exchange rate for the Canadian dollar, Australian dollar and Indian rupee versus the U.S. dollar were lower than at November 30, 2012.
Operating Cash Flow – Operating cash flow was $465.2 million in 2013, $455.0 million in 2012 and $340.0 million in 2011. The variability between years is due in part to changes in pension contributions which were $42.7 million in 2013, $104.3 million in 2012 and $42.7 million in 2011. The change in inventory also had an impact on the variability in cash flow from operations, as it was a use of cash in 2013 and 2011 and a source of cash in 2012. Higher net income in 2012 compared to 2011 was also a factor in the increased cash flow in 2012.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2013	2012	2011
Cash Conversion Cycle	84.8	82.1	86.2
The increase in CCC from 2012 to 2013 is due to an increase in our days sales outstanding and a decrease in our days payable outstanding. The increase in days sales outstanding was due in part to a greater customer response in 2013 to our U.S. holiday display program, which includes extended terms. The decrease in CCC from 2011 to 2012 is mainly due to a decrease in our days in inventory as a result of decreased strategic raw material inventory. In the future we expect to continue to reduce CCC by decreasing our days in inventory.
Investing Cash Flow – Net cash used in investing activities was $239.7 million in 2013, $109.0 million in 2012 and $537.5 million in 2011. The variability between years is principally a result of cash usage related to our acquisitions of businesses and joint venture interests, which amounted to $142.3 million in 2013 and $441.4 million in 2011. We did not make any acquisitions in 2012. See note 2 of the financial statements for further details related to these acquisitions. Capital expenditures were $99.9 million in 2013, $110.3 million in 2012 and $96.7 million in 2011. We expect 2014 capital expenditures to range between $120 million and $130 million.
Financing Cash Flow – Net cash used in financing activities was $245.9 million in 2013 and $324.3 million in 2012. In 2011, net cash provided from financing activities was $187.8 million. The variability between years is principally a result of share repurchase and dividend activity, described below, and of changes in our net borrowing activity. In 2013, our net borrowing activity provided cash of $66.7 million. We received net cash proceeds of $246.2 million from our issuance of $250 million of 3.50% notes due 2023. We used these net proceeds, together with cash on hand, to repay $250 million of maturing 5.25% notes and $1.4 million of other long-term debt, and we increased our net short-term borrowings by $71.9 million in 2013. In 2012, our net borrowing activity used cash of $80.5 million, due principally to a $76.6 million net reduction in short-term borrowings. In 2011, our net borrowing activity provided cash of $367.6 million. In 2011, we received $247.5 million from our issuance of $250 million of 3.90% notes due 2021. These proceeds were used to partially fund our acquisition of Kamis. In 2011, we also repaid $101.1 million of long-term debt and increased our net short-term borrowings by $216.7 million.
The following table outlines the activity in our share repurchase programs (in millions):

	2013	2012	2011
Number of shares of common stock	2.7	2.4	1.9
Dollar amount	$177.4	$132.2	$89.3
As of November 30, 2013, $360 million remained of a $400 million share repurchase program that was authorized by our Board of Directors in April 2013. During the fourth quarter of 2013, we completed a previous $400 million share repurchase program that had been authorized in June 2010.
The common stock issued in 2013, 2012 and 2011 relates to our stock compensation plans.
Our dividend history over the past three years is as follows:

	2013	2012	2011
Total dividends paid	$179.9	$164.7	$148.5
Dividends paid per share	1.36	1.24	1.12
Percentage increase per share	9.7%	10.7%	7.7%
In November 2013, the Board of Directors approved an 8.8% increase in the quarterly dividend from $0.34 to $0.37 per share. During the past five years, dividends per share have risen at a compound annual rate of 9.0%.

	2013	2012	2011
Total debt/adjusted EBITDA	1.71	1.66	1.88

The changes in our total debt to adjusted EBITDA from 2011 to 2013 are mainly due to changes in our debt in conjunction with acquisition activity and the subsequent reduction of that debt. In 2011, we increased our debt levels to help fund our Kohinoor, Kamis and Kitchen Basics acquisitions. During 2012, the debt associated with these acquisitions was reduced to bring our total debt to EBITDA within our target range of 1.5 to 1.7. For 2013, our EBITDA is lower due to the impact of the special charges and loss on voluntary pension settlement. Excluding the impact of special charges and loss on voluntary pension settlement, adjusted EBITDA for 2013 was $722.2 million and the ratio of total debt to adjusted EBITDA was 1.71.
Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At year end, we temporarily used $102.3 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2013 and 2012 were $390.7 million and $417.6 million, respectively. The total average debt outstanding for the years ended November 30, 2013 and 2012 was $1,395.7 million and $1,422.6 million, respectively.
In November 2012 and in April and August 2013, we entered into a total of $175 million of forward-starting interest rate swap and Treasury rate lock agreements to manage our interest rate risk associated with the anticipated issuance of fixed rate notes in August 2013. We cash settled all of these agreements, which were designated as cash flow hedges, for a gain of $9.0 million simultaneous with the issuance of the notes at an all-in effective fixed rate of 3.30% on the full $250 million of debt. The gain on these agreements is deferred in accumulated other comprehensive income and will be amortized to reduce interest expense over the life of the notes. Hedge ineffectiveness of these agreements was not material.
See notes 6 and 7 of the financial statements for further details of these transactions.
Credit and Capital Markets – Global credit and capital markets continued to improve in 2013. The following summarizes the more significant impacts of credit and capital markets on our business:
CREDIT FACILITIES – Cash flows from operating activities are our primary source of liquidity for funding growth, dividends and capital expenditures. For 2013, 2012 and the first half of 2011, we also used this cash to make share repurchases. In the second half of 2011, we used operating cash flow to help fund our 2011 acquisitions of Kamis, Kohinoor and Kitchen Basics. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements.

Our major revolving credit facility has a total committed capacity of $600 million, which expires in 2016. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $125.4 million as of November 30, 2013. We engage in regular communication with all of the banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See also note 6 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $42.7 million in 2013, $104.3 million in 2012 and $42.7 million in 2011. Our cash contributions in 2012 include a $35 million contribution made late in the fiscal year to bring the pension plan's funding status within company guidelines. It is expected that the 2014 total pension plan contributions will be approximately $16 million primarily for international plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all plans, approximately 66% of assets are invested in equities, 29% in fixed income investments and 5% in other investments. See also note 9 of the financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

In 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. The acquisition was financed with a combination of cash and debt. WAPC, included in our consumer business segment, manufactures and markets DaQiao and ChuShiLe® brand bouillon products, which have a leading position in the central region of China.
In 2011, we purchased the assets of Kitchen Basics, Inc., based in the U.S., for $40 million and the shares of Kamis S.A., based in Poland, for $287 million. Both acquisitions are consumer businesses and were financed with a combination of cash and debt. We also completed a joint venture with Kohinoor Foods Ltd. in India, investing $113 million for an 85% interest in Kohinoor Speciality Foods India Private Limited. This was financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment.
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

MARKET RISK SENSITIVITY
We utilize derivative financial instruments to enhance our ability to manage risk, including foreign exchange and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. The information presented below should be read in conjunction with notes 6 and 7 of the financial statements.
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee, Thai baht, Swiss franc and the British pound sterling versus the Euro. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2013, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in France, the U.K., Poland, Canada, Australia and India. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.
The following table summarizes the foreign currency exchange contracts held at November 30, 2013. All contracts are valued in U.S. dollars using year-end 2013 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2013

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$19.8	1.34	$(0.3)
British pound sterling	U.S. dollar	10.4	1.58	(0.3)
Canadian dollar	U.S. dollar	31.6	0.96	0.7
Australian dollar	U.S. dollar	4.3	0.93	0.1
Polish zloty	U.S. dollar	9.6	3.23	(0.3)
U.S. dollar	Canadian dollar	62.2	0.94	(0.1)
U.S. dollar	Euro	33.9	1.36	0.1
British pound sterling	Euro	24.6	0.85	(0.5)
We have a number of smaller contracts with an aggregate notional value of $8.5 million to purchase or sell other currencies, such as the Swiss franc and the Singapore dollar, as of November 30, 2013. The aggregate fair value of these contracts was $0.1 million at November 30, 2013.
Included in the table above are $96.1 million notional value of contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. Remaining contracts have durations of one to 12 months.
At November 30, 2012, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Thai baht with a notional value of $188.8 million, all of which matured in 2013. The aggregate fair value of these contracts was $(1.0) million at November 30, 2012.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2013 and 2012. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEAR OF MATURITY AT NOVEMBER 30, 2013

	2014	2015	2016	2017	Thereafter	Total	Fair value
Debt
Fixed rate	$1.9	$200.9	$0.2	$250.2	$556.3	$1,009.5	$1,096.2
Average interest rate	5.59%	5.21%	11.94%	5.76%	4.14%	—	—
Variable rate	$212.2	$0.6	$0.6	$0.7	$3.8	$217.9	$217.9
Average interest rate	0.73%	7.90%	7.90%	7.90%	7.90%	—	—
The table above displays the debt by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects. The fixed interest rate on $100 million of the 5.20% notes due in 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period. We issued $250 million of 5.75% notes due in 2017 in December 2007. Forward treasury lock agreements of $150 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 6.25%. We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements of $200 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 4.01%. We issued $250 million of 3.50% notes due in 2023 in August 2013. Forward treasury lock agreements of $175 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 3.30%.
Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2013, our most significant raw materials were pepper, dairy products, rice, capsicums (red peppers and paprika), onion, garlic and soybean oil. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
Credit Risk – The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We feel that the allowance for doubtful accounts properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2013:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$211.6	$211.6	—	—	—
Long-term debt	1,015.8	2.5	$202.3	$251.9	$559.1
Operating leases	86.2	23.6	34.2	19.5	8.9
Interest payments	295.9	43.8	83.5	67.9	100.7
Raw material purchase obligations(a)	343.6	343.6	—	—	—
Other purchase obligations(b)	19.8	16.7	3.1	—	—
Total contractual cash obligations	$1,972.9	$641.8	$323.1	$339.3	$668.7

(a)	Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(b)	Other purchase obligations primarily consist of advertising media commitments and electricity contracts.
Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.

COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.6	$0.6	—	—	—
Standby and trade letters of credit	61.9	61.9	—	—	—
Total commercial commitments	$62.5	$62.5	—	—	—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2013 and 2012.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2013, we had $1,798.5 million of goodwill recorded in our balance sheet ($1,654.7 million in the consumer segment and $143.8 million in the industrial segment). Our testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a discounted cash flow model or relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. As of November 30, 2013, we had $269.7 million of brand name assets and trademarks recorded in our balance sheet and none of the balances exceed their estimated fair values. We intend to continue to support our brand names.
Below is a table which outlines the book value of our major brand names and trademarks as of November 30, 2013:

Zatarain’s	$106.4
Lawry’s	48.0
Kamis	40.8
Wuhan	23.0
Kohinoor	18.7
Simply Asia/Thai Kitchen	18.8
Other	14.0
Total	$269.7
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time which will result in changes to the original estimate. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions. We evaluate our uncertain tax positions in accordance with the U.S. GAAP guidance for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. Management has recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.

Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2014 pension and postretirement benefit expense by approximately $15 million. A 1% increase or decrease in the expected return on plan assets would impact 2014 pension expense by approximately $8 million. In addition, see the preceding sections of MD&A and note 9 of the financial statements for a discussion of these assumptions and the effects on the financial statements.
Stock-Based Compensation
We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of stock, dividend yield and risk-free interest rate. Our valuation methodology and significant assumptions used are disclosed in note 10 of the financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” and in note 7 of the financial statements.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2013.
Our internal control over financial reporting as of November 30, 2013 has been audited by Ernst & Young LLP.

Alan D. Wilson

Chairman, President & Chief Executive Officer

Gordon M. Stetz, Jr.

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2013 and 2012 and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2013, and our report dated January 29, 2014 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity, and cash flow statements for each of the three years in the period ended November 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 29, 2014 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 29, 2014

CONSOLIDATED INCOME STATEMENT

for the year ended November 30 (millions except per share data)	2013	2012	2011
Net sales	$4,123.4	$4,014.2	$3,697.6
Cost of goods sold	2,457.6	2,396.4	2,175.1
Gross profit	1,665.8	1,617.8	1,522.5
Selling, general and administrative expense	1,075.0	1,039.5	982.2
Special charges	25.0	—	—
Loss on voluntary pension settlement	15.3	—	—
Operating income	550.5	578.3	540.3
Interest expense	53.3	54.6	51.2
Other income, net	2.2	2.4	2.3
Income from consolidated operations before income taxes	499.4	526.1	491.4
Income taxes	133.6	139.8	142.6
Net income from consolidated operations	365.8	386.3	348.8
Income from unconsolidated operations	23.2	21.5	25.4
Net income	$389.0	$407.8	$374.2
Earnings per share–basic	$2.94	$3.07	$2.82
Earnings per share–diluted	$2.91	$3.04	$2.79
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2013	2012	2011
Net income	$389.0	$407.8	$374.2
Net income attributable to non-controlling interest	1.3	1.9	0.8
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	235.6	(126.9)	(81.0)
Currency translation adjustments	(3.5)	(15.5)	(8.2)
Change in derivative financial instruments	11.8	(2.4)	3.8
Deferred taxes	(87.1)	43.0	25.8
Comprehensive income	$547.1	$307.9	$315.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

at November 30 (millions)	2013	2012
Assets
Cash and cash equivalents	$63.0	$79.0
Trade accounts receivable, less allowances of $4.1 for 2013 and $4.0 for 2012	495.5	465.9
Inventories	676.9	615.0
Prepaid expenses and other current assets	134.8	125.5
Total current assets	1,370.2	1,285.4
Property, plant and equipment, net	576.6	547.3
Goodwill	1,798.5	1,695.3
Intangible assets, net	333.4	323.5
Investments and other assets	371.0	313.9
Total assets	$4,449.7	$4,165.4
Liabilities
Short-term borrowings	$211.6	$140.3
Current portion of long-term debt	2.5	252.3
Trade accounts payable	387.3	375.8
Other accrued liabilities	461.7	419.2
Total current liabilities	1,063.1	1,187.6
Long-term debt	1,019.0	779.2
Other long-term liabilities	419.9	498.4
Total liabilities	2,502.0	2,465.2
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2013–12.1 shares, 2012–12.4 shares	352.8	332.6
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2013–119.0 shares, 2012–120.1 shares	609.6	575.6
Retained earnings	970.4	934.6
Accumulated other comprehensive loss	(0.3)	(159.9)
Non-controlling interests	15.2	17.3
Total shareholders’ equity	1,947.7	1,700.2
Total liabilities and shareholders’ equity	$4,449.7	$4,165.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT

for the year ended November 30 (millions)	2013	2012	2011
Operating activities
Net income	$389.0	$407.8	$374.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106.0	102.8	98.3
Stock-based compensation	18.7	20.2	13.0
Special charges	25.0	—	—
Loss on voluntary pension settlement	15.3	—	—
Loss on sale of assets	0.3	0.8	0.8
Deferred income taxes	(15.3)	24.3	38.0
Income from unconsolidated operations	(23.2)	(21.5)	(25.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(29.2)	(38.8)	(8.6)
Inventories	(59.9)	1.2	(111.3)
Trade accounts payable	12.1	8.2	49.3
Other assets and liabilities	21.8	(65.6)	(104.5)
Dividends received from unconsolidated affiliates	4.6	15.6	16.2
Net cash provided by operating activities	465.2	455.0	340.0
Investing activities
Acquisitions of businesses and joint venture interests	(142.3)	—	(441.4)
Capital expenditures	(99.9)	(110.3)	(96.7)
Proceeds from sale of property, plant and equipment	2.5	1.3	0.6
Net cash used in investing activities	(239.7)	(109.0)	(537.5)
Financing activities
Short-term borrowings, net	71.9	(76.6)	216.7
Long-term debt borrowings	246.2	0.8	252.0
Long-term debt repayments	(251.4)	(4.7)	(101.1)
Proceeds from exercised stock options	44.7	53.1	58.0
Common stock acquired by purchase	(177.4)	(132.2)	(89.3)
Dividends paid	(179.9)	(164.7)	(148.5)
Net cash (used in) provided by financing activities	(245.9)	(324.3)	187.8
Effect of exchange rate changes on cash and cash equivalents	4.4	3.4	12.8
(Decrease) increase in cash and cash equivalents	(16.0)	25.1	3.1
Cash and cash equivalents at beginning of year	79.0	53.9	50.8
Cash and cash equivalents at end of year	$63.0	$79.0	$53.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2010	12.5	120.6	$756.5	$700.9	$(3.7)	$9.0	$1,462.7

Net income				374.2			374.2
Net income attributable to non-controlling interest						0.8	0.8
Other comprehensive loss, net of tax					(55.3)	(4.3)	(59.6)

Non-controlling interest of acquired business						11.9	11.9
Dividends				(152.5)			(152.5)
Dividends attributable to non-controlling interest						(0.6)	(0.6)
Stock-based compensation			13.0				13.0
Shares purchased and retired	(0.3)	(1.8)	(12.6)	(83.8)			(96.4)
Shares issued, including tax benefit of $12.5	1.4	0.5	65.0				65.0
Equal exchange	(1.2)	1.2					—
Balance, November 30, 2011	12.4	120.5	$821.9	$838.8	$(59.0)	$16.8	$1,618.5

Net income				407.8			407.8
Net income attributable to non-controlling interest						1.9	1.9
Other comprehensive loss, net of tax					(100.9)	(0.9)	(101.8)

Dividends				(168.4)			(168.4)
Dividends attributable to non-controlling interest						(0.5)	(0.5)
Stock-based compensation			20.2				20.2
Shares purchased and retired	(0.6)	(2.4)	(25.5)	(143.6)			(169.1)
Shares issued, including tax benefit of $13.3	2.0	0.6	91.6				91.6
Equal exchange	(1.4)	1.4					—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2012	12.4	120.1	$908.2	$934.6	$(159.9)	$17.3	$1,700.2

Net income				389.0			389.0
Net income attributable to non-controlling interest						1.3	1.3
Other comprehensive income (loss), net of tax					159.6	(2.8)	156.8

Dividends				(183.3)			(183.3)
Dividends attributable to non-controlling interest						(0.6)	(0.6)
Stock-based compensation			18.7				18.7
Shares purchased and retired	(0.3)	(2.5)	(19.5)	(169.9)			(189.4)
Shares issued, including tax benefit of $12.6	1.1	0.3	55.0				55.0
Equal exchange	(1.1)	1.1					—
Balance, November 30, 2013	12.1	119.0	$962.4	$970.4	$(0.3)	$15.2	$1,947.7
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
Foreign Currency Translation
For majority-owned or controlled subsidiaries and affiliates, if located outside of the U.S., with functional currencies other than the U.S. dollar, asset and liability accounts are translated at the rates of exchange at the balance sheet date and the resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these majority-owned or controlled subsidiaries and affiliates-that is, transactions denominated in other than the functional currency-are included in net earnings.

Our unconsolidated affiliates located outside the U.S. generally use their local currencies as their functional currencies. The asset and liability accounts of those unconsolidated affiliates, and our investment in the net assets of those unconsolidated affiliates, are translated at the rates of exchange at the balance sheet date and the resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Our income from these unconsolidated operations is translated at average monthly rates of exchange.
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
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $16.7 million of software during the year ended November 30, 2013, $20.5 million during the year ended November 30, 2012 and $17.3 million during the year ended November 30, 2011.
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
Long-lived Fixed Asset Impairment
Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on estimated fair value.
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
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $96.9 million, $94.8 million and $89.4 million for 2013, 2012 and 2011, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $61.3 million, $57.8 million and $58.1 million for 2013, 2012 and 2011, respectively.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $207.8 million, $198.3 million and $187.3 million for 2013, 2012 and 2011, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include public relations, shopper marketing, digital asset depreciation and general consumer promotion activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. These advertisements are expensed as incurred, or for development and production, in the period in which they first run. Advertising expense was $85.0 million, $86.2 million and $77.2 million for 2013, 2012 and 2011, respectively.
Employee Benefit and Retirement Plans
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. and contribute to government-sponsored retirement plans in locations outside the U.S. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees.
We recognize the overfunded or underfunded status of our defined benefit pension plans as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur.
The expected return on plan assets is determined using the expected rate of return and a calculated value of plan assets referred to as the market-related value of plan assets. Differences between assumed and actual returns are amortized to the market-related value of assets on a straight-line basis over five years.
We use the corridor approach in the valuation of defined benefit pension plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement and will be effective for our first quarter of 2014. Early adoption is permitted; however, we have not currently elected to early adopt this standard. We do not expect any material impact on our financial statements from adoption.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. We adopted this new accounting pronouncement with our first quarter of 2013 and have included a Consolidated Statement of Comprehensive Income in this filing.

2.  ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.

On May 31, 2013, we completed the purchase of the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. The acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. WAPC is included in our consumer business segment from the date of acquisition. At the time of acquisition, annual sales of WAPC were approximately $122 million. As of November 30, 2013, a preliminary valuation of the assets of WAPC resulted in $29.2 million allocated to tangible net assets, $37.7 million allocated to other intangible assets and $77.9 million allocated to goodwill. WAPC added $59.4 million to sales during 2013. It had a neutral impact on net income, with integration and financing costs offsetting operating profit from the business. We expect the valuation of assets to be completed in the first quarter of 2014. Goodwill related to the WAPC acquisition is not deductible for tax purposes. During the years ended November 30, 2013 and 2012, we recorded $4.3 million and $1.7 million, respectively, in transaction-related expenses associated with the WAPC acquisition in selling, general and administrative expenses in our income statement.
In September 2011, we entered into a joint venture with Kohinoor Foods Ltd. in India whereby we invested $113.0 million for an 85% interest in the joint venture, Kohinoor Speciality Foods India Private Limited (Kohinoor), which was financed with a combination of cash and debt. This joint venture is consolidated and included in our consumer business segment from the date of acquisition. Kohinoor sells branded basmati rice and other food products in India and had annual net sales of approximately $85 million at the time of the formation of the joint venture. During the fourth quarter of 2012, we completed the final valuation of the assets for Kohinoor which resulted in $6.0 million allocated to tangible net assets, $40.7 million allocated to other intangible assets, $78.2 million allocated to goodwill and $11.9 million allocated to non-controlling interests.
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
In July 2011, we purchased the assets of Kitchen Basics, Inc. (Kitchen Basics) for $40.0 million, financed with a combination of cash and debt. Kitchen Basics sells a brand of ready-to-serve, shelf stable stock in North America with annual net sales of approximately $25 million at the time of the acquisition. Kitchen Basics is included in our consumer business segment from the date of acquisition. During the third quarter of 2012, we completed the final valuation of the assets of Kitchen Basics which resulted in $6.4 million allocated to tangible net assets, $8.0 million allocated to other intangible assets and $25.6 million allocated to goodwill. Goodwill related to the Kitchen Basics acquisition is deductible for tax purposes.
For the year ended November 30, 2011, we recorded $10.9 million in transaction-related expenses associated with acquisitions completed in that year.
The unaudited proforma combined historical results, as if Kohinoor and Kamis had been acquired at the beginning of fiscal 2011 are estimated to be:

(millions, except per share data)	2011
Net sales	$3,839.1
Net income	383.1
Earnings per share—diluted	2.85
The proforma results include amortization of certain intangible assets and interest expense on debt assumed to finance the acquisitions based on the purchase price paid in 2011. These proforma results were not adjusted for changes in the business that took place subsequent to our acquisition of these businesses. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they indicative of future consolidated results.
Proforma financial information for the acquisitions of Wuhan and Kitchen Basics has not been presented because the financial impact is not material.
3.  SPECIAL CHARGES

In the fourth quarter 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions include the closure of our current sales and distribution operations in The Netherlands, where we will transition to a third-party distributor model to continue to sell the Silvo® brand, as well as actions intended to streamline selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland.

We expect to record a total of approximately $27 million of cash and non-cash charges related to this reorganization. For 2013, we recorded $25.0 million of special charges related to this reorganization, which we have reflected as a separate line in the consolidated income statement. We expect to record approximately $2 million of special charges related to this reorganization in 2014 and to complete the actions by 2015. Of the $25.0 million of special charges recognized in 2013, $15.9 million related to employee severance, $6.4 million to asset write-downs, and $2.7 million to other exit costs.
We expect cash expenditures to implement these actions are expected to be approximately $18 million, with the bulk of the spending occurring in 2014, and to realize related annual cost savings of approximately $10 million by 2015. Of the $25.0 million of special charges recorded in 2013, $22.2 million have been recorded in the consumer business segment and $2.8 million have been recorded in the industrial business segment.

The $6.4 million asset write-down included in the $25.0 million special charge for 2013 relates to an impairment charge for the reduction in the value of our Silvo brand name in The Netherlands. Our decision to transition to a third-party distributor model to continue to sell the Silvo brand led us to conclude an impairment indicator to the Silvo brand was present. We calculated the fair value of the Silvo brand using the relief-from-royalty method and determined that it was lower than its carrying value. Consequently, we recorded a non-cash impairment charge of $6.4 million as part of the $22.2 million in special charges included in our consumer business segment during the fourth quarter of 2013. The carrying value of the Silvo brand name as of November 30, 2013 is not significant.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30, 2013 and 2012:

	2013		2012
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Finite-lived intangible assets	$93.9	$30.2	$80.9	$25.0
Indefinite-lived intangible assets:
Goodwill	1,798.5		1,695.3
Brand names and trademarks	269.7		267.6
	2,068.2		1,962.9
Total goodwill and intangible assets	$2,162.1	$30.2	$2,043.8	$25.0
Intangible asset amortization expense was $5.2 million, $4.3 million and $3.3 million for 2013, 2012 and 2011, respectively. At November 30, 2013, finite-lived intangible assets had a weighted-average remaining life of approximately 14 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30, 2013 and 2012 were as follows:

	2013		2012
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,551.0	$144.3	$1,550.7	$143.5
Changes in purchase price allocation	—	—	26.2	—
Goodwill acquired	77.9	—	—	—
Foreign currency fluctuations and other	25.8	(0.5)	(25.9)	0.8
End of year	$1,654.7	$143.8	$1,551.0	$144.3
5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2013	2012	2011
Net sales	$761.4	$727.1	$708.5
Gross profit	256.9	229.2	238.7
Net income	53.8	47.1	57.2
Current assets	$288.9	$274.4	$272.0
Noncurrent assets	128.4	104.2	86.5
Current liabilities	141.0	129.9	113.2
Noncurrent liabilities	7.2	20.5	32.1
Our share of undistributed earnings of unconsolidated affiliates was $94.1 million at November 30, 2013. Royalty income from unconsolidated affiliates was $18.4 million, $17.1 million and $16.1 million for 2013, 2012 and 2011, respectively.

Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 78% of income from unconsolidated operations in 2013, 82% in 2012 and 76% in 2011.

6.  FINANCING ARRANGEMENTS
Our outstanding debt was as follows at November 30:

(millions)	2013	2012
Short-term borrowings
Commercial paper	$200.3	$138.4
Other	11.3	1.9
	$211.6	$140.3
Weighted-average interest rate of short-term borrowings at year-end	0.7%	0.4%
Long-term debt
5.25% notes due 2013(1)	—	$250.0
5.20% notes due 2015(2)	$200.0	200.0
5.75% notes due 2017(3)	250.0	250.0
3.90% notes due 2021(4)	250.0	250.0
3.50% notes due 2023(5)	250.0	—
7.63%–8.12% notes due 2024	55.0	55.0
Other	10.8	13.6
Unamortized discounts and fair value adjustments	5.7	12.9
	1,021.5	1,031.5
Less current portion	2.5	252.3
	$1,019.0	$779.2

(1)	Interest rate swaps, settled upon the issuance of these notes in 2008, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 5.54%.

(2)
The fixed interest rate on $100 million of the 5.20% notes due in 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period (our effective rate as of November 30, 2013 was 0.21%).

(3)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 6.25%.

(4)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(5)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.
Maturities of long-term debt during the years subsequent to November 30, 2013 are as follows (in millions):

2015	$201.5
2016	0.8
2017	250.9
2018	1.0
Thereafter	559.1
In August 2013, we issued $250 million of 3.50% notes due 2023, with net cash proceeds received of $246.2 million. Interest is payable semiannually in arrears in March and September of each year. Of these notes, $175 million were subject to interest rate hedges as further disclosed in note 7. The net proceeds from this offering, plus cash on hand, were used to pay off $250 million of 5.25% notes that matured in September 2013.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2011, we entered into a five-year $600 million revolving credit facility, which will expire in June 2016. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program and we have $399.7 million of capacity at November 30, 2013, after $200.3 million was used to support issued commercial paper. In addition, we have several uncommitted lines which have a total unused capacity at November 30, 2013 of $114.1 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee and annual commitment fees at November 30, 2013 and 2012 were $0.5 million.

Rental expense under operating leases (primarily buildings and equipment) was $37.6 million in 2013, $32.7 million in 2012 and $31.9 million in 2011. Future annual fixed rental payments for the years ending November 30 are as follows (in millions):

2014	$23.6
2015	20.1
2016	14.1
2017	10.6
2018	8.9
Thereafter	8.9
At November 30, 2013, we had guarantees outstanding of $0.6 million with terms of one year or less. At November 30, 2013 and 2012, we had outstanding letters of credit of $61.9 million and $59.2 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $19.4 million at November 30, 2013.

7.  FINANCIAL INSTRUMENTS
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
Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold. Gains and losses from contracts which are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.
At November 30, 2013, we had foreign currency exchange contracts to purchase or sell $204.9 million of foreign currencies versus $188.8 million at November 30, 2012. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2013, we had $96.1 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. The remaining contracts have durations of one to twelve months.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
In November 2012 and in April and August 2013, we entered into a total of $175 million of forward-starting interest rate swap and Treasury rate lock agreements to manage our interest rate risk associated with the anticipated issuance of fixed rate notes in August 2013. We cash settled all of these agreements, which were designated as cash flow hedges, for a gain of $9.0 million simultaneous with the issuance of the notes at an all-in effective fixed rate of 3.30% on the full $250 million of debt. The gain on these agreements is deferred in accumulated other comprehensive income and will be amortized to reduce interest expense over the life of the notes. Hedge ineffectiveness of these agreements was not material.

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

The following tables disclose the derivative instruments on our balance sheet as of November 30, 2013 and 2012, which are all recorded at fair value:

As of November 30, 2013:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$12.2	Other accrued liabilities	—	—
Foreign exchange contracts	Other current assets	79.2	1.1	Other accrued liabilities	$125.7	$1.6
Total			$13.3			$1.6
As of November 30, 2012:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$16.7	Other accrued liabilities	$50.0	$0.1
Foreign exchange contracts	Other current assets	123.1	0.9	Other accrued liabilities	65.7	1.9
Total			$17.6			$2.0
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2013, 2012 and 2011:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2013	2012	2011
Interest rate contracts	Interest expense	$5.0	$4.7	$4.9

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2013	2012	2011		2013	2012	2011
Interest rate contracts	$9.2	$(0.1)	—	Interest expense	$(1.3)	$(1.4)	$(1.4)
Foreign exchange contracts	1.0	(2.4)	$(0.4)	Cost of goods sold	0.3	0.6	(3.4)
Total	$10.2	$(2.5)	$(0.4)		$(1.0)	$(0.8)	$(4.8)
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $0.6 million increase to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments at November 30, 2013 and 2012 were as follows:

	2013		2012
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$103.4	$103.4	$86.1	$86.1
Long-term debt	1,021.5	1,102.4	1,031.5	1,168.5
Derivatives related to:
Interest rates (assets)	12.2	12.2	16.7	16.7
Interest rates (liabilities)	—	—	0.1	0.1
Foreign currency (assets)	1.1	1.1	0.9	0.9
Foreign currency (liabilities)	1.6	1.6	1.9	1.9
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $77.5 million and $69.6 million at November 30, 2013 and 2012, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. Because we have a large and diverse customer base with no single customer accounting for a significant percentage of trade accounts receivable, there was no material concentration of credit risk in these accounts at November 30, 2013. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
8.  FAIR VALUE MEASUREMENTS
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis at November 30, 2013 and 2012 are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2013
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$63.0	$63.0	—	—
Insurance contracts	90.1	—	$90.1	—
Bonds and other long-term investments	13.3	13.3	—	—
Interest rate derivatives	12.2	—	12.2	—
Foreign currency derivatives	1.1	—	1.1	—
Total	$179.7	$76.3	$103.4	—
Liabilities
Foreign currency derivatives	$1.6	—	$1.6	—
Total	$1.6	—	$1.6	—

		Fair value measurements using fair value hierarchy as of November 30, 2012
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79.0	$79.0	—	—
Insurance contracts	72.5	—	$72.5	—
Bonds and other long-term investments	13.6	13.6	—	—
Interest rate derivatives	16.7	—	16.7	—
Foreign currency derivatives	0.9	—	0.9	—
Total	$182.7	$92.6	$90.1	—
Liabilities
Foreign currency derivatives	$1.9	—	$1.9	—
Interest rate derivatives	0.1	—	0.1	—
Total	$2.0	—	$2.0	—
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
9.  EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. and contribute to government-sponsored retirement plans in locations outside the U.S. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees.
Included in accumulated other comprehensive loss at November 30, 2013 was $242.2 million ($167.7 million net of tax) related to net unrecognized actuarial losses of $239.6 million and unrecognized prior service credits of $2.6 million that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $16.8 million ($11.3 million net of tax) in net periodic pension and postretirement benefit expense during 2014 related to the amortization of actuarial losses of $16.5 million and the amortization of prior service credits of $0.3 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2013	2012	2013	2012
Discount rate—funded plan	5.2%	4.3%	4.6%	4.4%
Discount rate—unfunded plan	5.1%	4.2%	—	—
Salary scale	3.8%	3.8%	3.0-3.8%	3.0-3.8%

The significant assumptions used to determine pension expense are as follows:

	United States			International
	2013	2012	2011	2013	2012	2011
Discount rate—funded plan	4.3%	5.5%	6.0%	4.4%	5.1%	5.6%
Discount rate—unfunded plan	4.2%	5.4%	5.8%	—	—	—
Salary scale	3.8%	3.8%	3.8%	3.0-3.8%	3.0-3.8%	3.0-3.8%
Expected return on plan assets	8.0%	8.3%	8.3%	6.6%	6.7%	7.2%

Annually, we undertake a process, with the assistance of our external investment consultants, to evaluate the appropriate projected rates of return to use for our pension plans’ assumptions. We engage our investment consultants' research teams to develop capital market assumptions for each asset category in our plans to project investment returns into the future. The specific methods used to develop expected return assumptions vary by asset category. We adjust the outcomes for the fact that plan assets are invested with actively managed funds and subject to tactical asset reallocation.
Our 2013 pension expense includes a loss on voluntary pension settlement of $15.3 million related to the U.S. pension plan. During the third quarter of 2013, we offered former employees with deferred vested benefits in that plan the opportunity to settle those benefits in exchange for a lump sum payment. Based upon the acceptance of that offer by certain employees, $63.3 million was paid from plan assets in the fourth quarter of 2013 with a corresponding decrease in the benefit obligation and we recognized the $15.3 million settlement loss previously described. The loss on voluntary pension settlement is reflected as a separate line in the consolidated income statement.
Our pension expense was as follows:

	United States			International
(millions)	2013	2012	2011	2013	2012	2011
Service cost	$23.2	$17.5	$15.1	$8.8	$6.8	$6.2
Interest costs	31.2	31.8	30.3	12.6	12.8	12.5
Expected return on plan assets	(41.4)	(37.8)	(34.1)	(17.2)	(16.2)	(15.8)
Loss on voluntary pension settlement	15.3	—	—	—	—	—
Amortization of prior service costs	—	0.1	0.1	0.4	0.4	0.7
Amortization of net actuarial loss	29.5	18.1	13.3	5.6	3.5	2.2
Other	—	—	—	0.1	—	0.3
	$57.8	$29.7	$24.7	$10.3	$7.3	$6.1

Rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$735.2	$588.5	$300.8	$251.1
Service cost	23.2	17.5	8.8	6.8
Interest costs	31.2	31.8	12.6	12.8
Employee contributions	—	—	1.7	1.7
Voluntary pension settlement	(63.3)	—	—	—
Plan changes and other	—	—	(1.4)	(0.2)
Actuarial (gain) loss	(97.8)	119.5	(5.5)	34.4
Benefits paid	(20.8)	(22.1)	(8.6)	(10.2)
Expenses paid	—	—	(0.8)	(0.7)
Foreign currency impact	—	—	(2.7)	5.1
Benefit obligation at end of year	$607.7	$735.2	$304.9	$300.8
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$519.8	$400.9	$247.6	$214.9
Actual return on plan assets	84.5	56.9	31.4	17.5
Employer contributions	32.1	84.1	10.6	20.2
Employee contributions	—	—	1.7	1.7
Voluntary pension settlement	(63.3)	—	—	—
Benefits paid	(20.8)	(22.1)	(8.6)	(10.2)
Expenses paid	—	—	(0.8)	(0.7)
Foreign currency impact	—	—	(2.0)	4.2
Fair value of plan assets at end of year	$552.3	$519.8	$279.9	$247.6
Funded status	$(55.4)	$(215.4)	$(25.0)	$(53.2)
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$76.8	$660.2	$191.4	$182.2
Fair value of plan assets	—	519.8	176.8	154.0
Included in the U.S. in the preceding table is a benefit obligation of $81.2 million and $87.8 million for 2013 and 2012, respectively, related to a nonqualified defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The accumulated benefit obligation related to this plan was $76.8 million and $82.2 million as of November 30, 2013 and 2012, respectively. The assets related to this plan, which totaled $74.4 million and $63.3 million as of November 30, 2013 and 2012, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2013	2012	2013	2012
Non-current pension asset	$25.8	—	—	—
Accrued pension liability	81.2	$215.4	$25.0	$53.2
Deferred income tax assets	59.4	128.0	15.7	23.9
Accumulated other comprehensive loss	95.5	212.5	74.1	95.3
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $532.8 million and $660.2 million as of November 30, 2013 and 2012, respectively. The accumulated benefit obligation for the international pension plans was $276.5 million and $270.5 million as of November 30, 2013 and 2012, respectively.

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
Our allocations of U.S. pension plan assets as of November 30, 2013 and 2012, by asset category, were as follows:

	Actual		2013
Asset Category	2013	2012	Target
Equity securities	70.2%	63.4%	70.0%
Fixed income securities	23.1%	24.5%	25.0%
Other	6.7%	12.1%	5.0%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, 2013 and 2012, by asset category, were as follows:

	Actual		2013
Asset Category	2013	2012	Target
Equity securities	57.6%	53.9%	53.0%
Fixed income securities	42.1%	42.5%	41.0%
Other	0.3%	3.6%	6.0%
Total	100.0%	100.0%	100.0%
The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30, 2013 and 2012 for the United States and international plans:

As of November 30, 2013	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$13.5	$13.5	—	—
Equity securities:
U.S. equity securities(a)	277.2	129.5	$147.7	—
International equity securities(b)	110.7	110.7	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	72.5	72.5	—	—
High yield bonds(d)	29.3	—	29.3	—
International/government/ corporate bonds(e)	24.7	24.7	—	—
Insurance contracts(f)	1.0	—	1.0	—
Other types of investments:
Hedge fund of funds(g)	18.5	—	—	$18.5
Private equity funds(h)	4.9	—	—	4.9
Total investments	$552.3	$350.9	$178.0	$23.4

As of November 30, 2013	International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.6	$0.6	—	—
International equity securities(b)	161.4	—	$161.4	—
Fixed income securities:
U.S./government/ corporate bonds(c)	99.3	—	99.3	—
Insurance contracts(f)	18.6	—	18.6	—
Total investments	$279.9	$0.6	$279.3	—

As of November 30, 2012	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$36.3	$36.3	—	—
Equity securities:
U.S. equity securities(a)	239.1	107.3	$131.8	—
International equity securities(b)	90.2	90.2	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	74.2	74.2	—	—
High yield bonds(d)	27.4	—	27.4	—
International/government/ corporate bonds(e)	25.1	25.1	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge fund of funds(g)	21.1	—	—	$21.1
Private equity funds(h)	5.3	—	—	5.3
Total investments	$519.8	$333.1	$160.3	$26.4

As of November 30, 2012		International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$9.0	$9.0	—	—
International equity securities(b)	133.4	—	$133.4	—
Fixed income securities:
U.S./government/ corporate bonds(c)	87.4	—	87.4	—
Insurance contracts(f)	17.8	—	17.8	—
Total investments	$247.6	$9.0	$238.6	—

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises hedge fund of funds investing in strategies represented in the HFRI Fund of Funds Index.

(h)	This category comprises private equity, venture capital and limited partnerships.
The change in fair value of the plans’ Level 3 assets for 2013 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge fund of funds	$21.1	$0.9	$1.5	$(5.0)	$18.5
Private equity funds	5.3	0.5	(0.1)	(0.8)	4.9
Total	$26.4	$1.4	$1.4	$(5.8)	$23.4

The change in fair value of the plans’ Level 3 assets for 2012 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains	Net, purchases and (sales)	End of year
Hedge fund of funds	$19.8	—	$0.6	$0.7	$21.1
Private equity funds	4.8	$0.1	0.1	0.3	5.3
Total	$24.6	$0.1	$0.7	$1.0	$26.4
The value for the Level 3 hedge fund of funds’ assets is determined by an administrator using financial statements of the underlying funds or estimates provided by fund managers. The value for the Level 3 private equity funds’ assets is determined by the general partner or the general partner’s designee. In addition, for the plans’ Level 3 assets, we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets in this category.
Equity securities in the U.S. plan included McCormick stock with a fair value of $31.6 million (0.5 million shares and 5.7% of total U.S. pension plan assets) and $29.4 million (0.5 million shares and 5.7% of total U.S. pension plan assets) at November 30, 2013 and 2012, respectively. Dividends paid on these shares were $0.6 million in 2013 and in 2012.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. plans for the next 10 fiscal years will be as follows:

(millions)	United States expected payments
2014	$22.7
2015	24.0
2016	25.1
2017	27.7
2018	29.7
2019-2023	181.5
It is anticipated that future benefit payments for the international plans for the next 10 fiscal years will be as follows:

(millions)	International expected payments
2014	$9.3
2015	9.4
2016	10.3
2017	11.5
2018	12.4
2019-2023	80.5
U.S. Defined Contribution Retirement Plans
For the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition we make contributions for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $7.7 million, $7.4 million and $7.0 million in 2013, 2012 and 2011, respectively.
At the participant’s election, 401(k) retirement plans held 2.5 million shares of McCormick stock, with a fair value of $169.7 million, at November 30, 2013. Dividends paid on these shares in 2013 were $3.5 million.
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
Our other postretirement benefit expense follows:

(millions)	2013	2012	2011
Service cost	$5.1	$4.0	$3.8
Interest costs	4.1	4.9	4.5
Amortization of prior service costs	(1.2)	(4.0)	(5.9)
Amortization of losses	1.4	—	0.7
Special termination benefits	—	(0.1)	0.3
Postretirement benefit expense	$9.4	$4.8	$3.4
Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$112.8	$99.3
Service cost	5.1	4.0
Interest costs	4.1	4.9
Employee contributions	2.9	2.7
Medicare prescription subsidy	—	0.4
Demographic assumptions change	(8.1)	0.8
Other plan assumptions	(1.5)	(1.0)
Trend rate assumption change	—	(0.2)
Discount rate change	(8.7)	14.1
Special termination benefits	—	(0.1)
Actuarial gain	(3.3)	(3.5)
Benefits paid	(8.4)	(8.6)
Benefit obligation at end of year	$94.9	$112.8
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	$5.5	$5.5
Employee contributions	2.9	2.7
Medicare prescription subsidy	—	0.4
Benefits paid	(8.4)	(8.6)
Fair value of plan assets at end of year	—	—
Other postretirement benefit liability	$94.9	$112.8
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2014	$5.6	$1.2	$6.8
2015	5.8	1.2	7.0
2016	5.8	1.2	7.0
2017	5.9	1.2	7.1
2018	6.1	1.2	7.3
2019-2023	32.6	6.5	39.1
The assumed discount rate was 4.7% and 3.8% for 2013 and 2012, respectively.
For 2013, the assumed annual rate of increase in the cost of covered health care benefits is 7.0% (7.6% last year). It is assumed to decrease gradually to 5.0% in the year 2021 (5.0% in 2021 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2013.
10.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). Total stock-based compensation expense for 2013, 2012 and 2011 was $18.7 million, $20.2 million and $13.0 million, respectively. Total unrecognized stock-based compensation expense at November 30, 2013 was $14.8 million and the weighted-average period over which this will be recognized is 1.0 years.

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
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2013		2012		2011
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	192	$49.65	233	$43.23	289	$35.42
Granted	89	71.60	113	54.30	133	47.40
Vested	(116)	50.91	(147)	42.82	(183)	34.04
Forfeited	(4)	59.25	(7)	47.88	(6)	40.91
Outstanding—end of year	161	$60.86	192	$49.65	233	$43.23
Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options granted vest ratably over a four-year period or upon retirement and are exercisable over a 10-year period. Upon exercise of the option, shares would be issued from our authorized and unissued shares.
The fair value of the options is estimated using a lattice option pricing model which uses the assumptions in the table below. We believe the lattice model provides an appropriate estimate of fair value of our options as it uses a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is an output of the option pricing model and estimates the period of time that options are expected to remain unexercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is calculated based on the fair value of the options on the date of grant. This compensation is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement date.
The per share weighted-average fair value for all options granted was $9.47, $7.17 and $7.99 in 2013, 2012 and 2011, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2013	2012	2011
Risk-free interest rates	0.1 - 1.8%	0.1 - 2.2%	0.1 - 3.5%
Dividend yield	1.9%	2.3%	2.4%
Expected volatility	14.5 - 20.6%	16.5 - 21.6%	15.2 - 22.2%
Expected lives	6.2 years	6.1 years	6.4 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2013		2012		2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	5.1	$40.06	6.6	$34.98	7.4	$32.01
Granted	0.9	71.60	0.9	54.27	1.0	47.40
Exercised	(1.3)	34.11	(2.4)	31.43	(1.7)	29.35
Forfeited	(0.1)	57.33	—	—	(0.1)	30.08
End of year	4.6	47.73	5.1	40.06	6.6	34.98
Exercisable—end of year	2.7	$39.62	2.7	$34.99	4.2	$32.26
As of November 30, 2013, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $101.2 million and for options currently exercisable was $78.2 million. The total intrinsic value of all options exercised during the years ended November 30, 2013, 2012 and 2011 was $43.7 million, $62.8 million and $32.4 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2013 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price
$29.60-$40.10	2.1	4.0	$35.48	2.0	3.7	$35.18
$40.11-$50.60	0.8	7.3	47.40	0.4	7.3	47.40
$50.61-$61.10	0.8	8.3	54.24	0.2	8.3	54.24
$61.11-$71.60	0.9	9.3	71.58	0.1	9.3	71.25
	4.6	6.2	$47.73	2.7	4.6	$39.62
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
A summary of the MTIP award activity for the years ended November 30 follows:

(shares in thousands)	2013		2012		2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	240	$46.63	120	$44.47	—	—
Granted	94	64.74	120	48.78	120	$44.47
Outstanding—end of year	334	$51.73	240	$46.63	120	$44.47

11. INCOME TAXES
The provision for income taxes consists of the following:

(millions)	2013	2012	2011
Income taxes
Current
Federal	$96.4	$79.4	$76.5
State	10.3	10.1	10.5
International	42.2	26.0	17.6
	148.9	115.5	104.6
Deferred
Federal	(0.1)	21.3	32.0
State	(0.4)	4.0	4.1
International	(14.8)	(1.0)	1.9
	(15.3)	24.3	38.0
Total income taxes	$133.6	$139.8	$142.6
The components of income from consolidated operations before income taxes follow:

(millions)	2013	2012	2011
Pretax income
United States	$351.2	$366.2	$338.7
International	148.2	159.9	152.7
	$499.4	$526.1	$491.4
A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.2	1.7	1.9
International tax at different effective rates	(6.9)	(6.5)	(7.0)
U.S. tax on remitted and unremitted earnings	—	(2.0)	0.2
U.S. manufacturing deduction	(1.8)	(1.6)	(1.6)
Changes in prior year tax contingencies	0.3	(0.1)	(0.1)
Other, net	(1.0)	0.1	0.6
Total	26.8%	26.6%	29.0%
Deferred tax assets and liabilities are comprised of the following:

(millions)	2013	2012
Deferred tax assets
Employee benefit liabilities	$110.3	$165.2
Other accrued liabilities	23.5	16.3
Inventory	11.1	14.9
Tax loss and credit carryforwards	42.1	49.7
Other	9.5	11.8
Valuation allowance	(21.2)	(27.5)
	175.3	230.4
Deferred tax liabilities
Depreciation	45.3	48.3
Intangible assets	178.9	158.8
Other	7.4	5.9
	231.6	213.0
Net deferred tax (liability) asset	$(56.3)	$17.4

At November 30, 2013, our non-U.S. subsidiaries have tax loss carryforwards of $155.0 million, of which $2.8 million are from the excess tax benefits related to stock-based compensation deductions which will increase equity once the benefit is realized through a reduction of income taxes payable. Of these carryforwards, $43.8 million expire through 2016, $40.6 million from 2017 through 2025 and $70.6 million may be carried forward indefinitely.
At November 30, 2013, our non-U.S. subsidiaries have capital loss carryforwards of $6.2 million. All of these carryforwards may be carried forward indefinitely.
At November 30, 2013, we have tax credit carryforwards of $19.3 million, of which $5.2 million expire in 2020, $0.6 million in 2021 and $13.5 million in 2022.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $6.3 million net decrease in the valuation allowance was mainly due to to the recognition of deferred tax assets related to subsidiaries net operating losses which are now more likely than not to be realized, offset by additional valuation allowance related to losses generated in other subsidiaries in 2013 which may not be realized in future periods.
U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $1.1 billion at November 30, 2013. Upon distribution of these earnings, we could be subject to both U.S. income taxes and withholding taxes. Determination of the unrecognized deferred income tax liability is not practical because of the complexities involved with this hypothetical calculation.
The total amount of unrecognized tax benefits as of November 30, 2013 and November 30, 2012 were $58.0 million and $46.7 million, respectively. If recognized, $49.8 million of these tax benefits would affect the effective tax rate.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2013	2012	2011
Balance at beginning of year	$46.7	$33.2	$20.7
Additions for current year tax positions	10.3	10.6	10.3
Additions for prior year tax positions	2.2	3.9	6.5
Reductions for prior year tax positions	—	—	(3.1)
Statute expirations	(0.1)	(1.2)	(1.2)
Foreign currency translation	(1.1)	0.2	—
Balance at November 30	$58.0	$46.7	$33.2
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $1.3 million, $1.4 million and $0.6 million for the years ended November 30, 2013, 2012 and 2011, respectively. As of November 30, 2013 and 2012, we had accrued $5.2 million and $4.0 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2013 could decrease by approximately $4.2 million in the next 12 months as a result of various audit closures and/or tax settlements.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2006.
We are under normal recurring tax audits in several of our major operations outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. No further significant events occurred in 2013. We believe we have established appropriate tax accruals under US GAAP for these issues.
12.  EARNINGS PER SHARE
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2013	2012	2011
Average shares outstanding—basic	132.1	132.7	132.7
Effect of dilutive securities:
Stock options/RSUs/MTIP	1.5	1.6	1.6
Average shares outstanding—diluted	133.6	134.3	134.3
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive.

(millions)	2013	2012	2011
Antidilutive securities	0.6	0.3	0.5
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
14.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2013 and 2012, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahiné”, “Schwartz”, “Club House”, “Kamis”, “Koohinor” and "DaQiao". Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.

We measure segment performance based on operating income excluding special charges and loss on voluntary pension settlement as these activities are managed separately from the business segments. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Therefore, asset-related information has been disclosed in the aggregate.
We have a large number of customers for our products. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 12% of consolidated sales in 2013 and 11% of consolidated sales in 2012 and 2011. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2013, 2012 and 2011.
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
Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2013
Net sales	$2,538.0	$1,585.4	$4,123.4	—	$4,123.4
Operating income excluding special charges and loss on voluntary pension settlement	472.3	118.5	590.8	—	590.8
Income from unconsolidated operations	19.5	3.7	23.2	—	23.2
Goodwill	1,654.7	143.8	1,798.5	—	1,798.5
Assets	—	—	4,142.9	$306.8	4,449.7
Capital expenditures	—	—	84.2	15.7	99.9
Depreciation and amortization	—	—	74.8	31.2	106.0
2012
Net sales	$2,415.3	$1,598.9	$4,014.2	—	$4,014.2
Operating income	456.1	122.2	578.3	—	578.3
Income from unconsolidated operations	17.3	4.2	21.5	—	21.5
Goodwill	1,551.0	144.3	1,695.3	—	1,695.3
Assets	—	—	3,912.2	$253.2	4,165.4
Capital expenditures	—	—	88.8	21.5	110.3
Depreciation and amortization	—	—	75.1	27.7	102.8
2011
Net sales	$2,199.9	$1,497.7	$3,697.6	—	$3,697.6
Operating income	428.4	111.9	540.3	—	540.3
Income from unconsolidated operations	20.5	4.9	25.4	—	25.4
Goodwill	1,550.7	143.5	1,694.2	—	1,694.2
Assets	—	—	3,895.6	$192.2	4,087.8
Capital expenditures	—	—	74.8	21.9	96.7
Depreciation and amortization	—	—	76.2	22.1	98.3

A reconciliation of operating income excluding special charges and loss on voluntary pension settlement (which we use to measure segment profitability) to operating income is as follows:

(millions)	Total
2013
Operating income excluding special charges and loss on voluntary pension settlement	$590.8
Less: Special charges	25.0
Less: Loss on voluntary pension settlement	15.3
Operating income	$550.5

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2013
Net sales	$2,357.0	$883.4	$883.0	$4,123.4
Long-lived assets	1,275.7	989.2	443.6	2,708.5
2012
Net sales	$2,351.5	$860.5	$802.2	$4,014.2
Long-lived assets	1,291.5	956.6	318.0	2,566.1
2011
Net sales	$2,220.8	$770.8	$706.0	$3,697.6
Long-lived assets	1,284.1	968.3	314.9	2,567.3
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

16.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2013	2012
Inventories
Finished products	$304.6	$273.2
Raw materials and work-in-process	372.3	341.8
	$676.9	$615.0
Prepaid expenses	$37.7	$34.6
Other current assets	97.1	90.9
	$134.8	$125.5
Property, plant and equipment
Land and improvements	$59.3	$43.0
Buildings	335.4	324.9
Machinery and equipment	661.3	638.1
Software	292.5	275.4
Construction-in-progress	59.2	51.7
Accumulated depreciation	(831.1)	(785.8)
	$576.6	$547.3
Investments and other assets
Investments in affiliates	$160.6	$141.7
Long-term investments	103.4	86.1
Prepaid allowances	19.3	28.4
Other assets	87.7	57.7
	$371.0	$313.9
Other accrued liabilities
Payroll and employee benefits	$120.4	$127.6
Sales allowances	124.5	118.0
Other	216.8	173.6
	$461.7	$419.2
Other long-term liabilities
Pension	$101.0	$263.4
Postretirement benefits	88.2	105.5
Deferred taxes	139.3	56.8
Income taxes payable	53.0	41.3
Other	38.4	31.4
	$419.9	$498.4

(millions)	2013	2012	2011
Depreciation	$67.5	$63.6	$58.1
Software amortization	23.6	23.7	24.4
Interest paid	54.2	54.7	49.6
Income taxes paid	106.3	103.3	103.5

(millions)	2013	2012
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$165.7	$166.3
Unrealized loss on foreign currency exchange contracts	(0.3)	(1.6)
Unamortized value of settled interest rate swaps	2.0	(4.1)
Pension and other postretirement costs	(167.7)	(320.5)
	$(0.3)	$(159.9)
Dividends paid per share were $1.36 in 2013, $1.24 in 2012 and $1.12 in 2011.
17.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2013
Net sales	$934.4	$1,002.6	$1,016.4	$1,170.1
Gross profit	361.7	394.4	407.6	502.2
Operating income	112.0	116.0	148.4	174.1
Net income	76.0	78.6	104.4	129.9
Basic earnings per share	0.57	0.60	0.79	0.99
Diluted earnings per share	0.57	0.59	0.78	0.98
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.34	0.34	0.34	0.34
Market price—Common Stock
High	67.28	74.60	73.41	70.00
Low	61.03	68.08	66.85	63.29
Market price—Common Stock Non-Voting
High	67.32	74.76	73.36	70.20
Low	61.23	68.39	67.09	64.07
2012
Net sales	$906.7	$984.0	$977.7	$1,145.8
Gross profit	355.3	388.4	391.7	482.4
Operating income	112.5	121.3	144.2	200.2
Net income	74.5	80.4	104.4	148.5
Basic earnings per share	0.56	0.61	0.79	1.12
Diluted earnings per share	0.55	0.60	0.78	1.11
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.31	0.31	0.31	0.31
Market price—Common Stock
High	51.91	57.26	61.45	66.00
Low	48.52	50.57	55.08	61.01
Market price—Common Stock Non-Voting
High	52.07	57.40	61.89	66.37
Low	48.54	50.43	55.18	61.20

Operating income for the fourth quarter of 2013 includes $25.0 million for special charges related to EMEA reorganization activities and $15.3 million of loss on voluntary pension settlements. The after tax impact of these two items is $29.2 million and the basic and diluted earnings per share impact is $0.22.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2013 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and “Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2014 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Paul C. Beard and Cecile K. Perich.
Mr. Beard is 59 years old and, during the last five years, has held the following positions with McCormick: September 2013 to present–Senior Vice President Finance; January 2011 to September 2013–President Asia Pacific Zone; April 2008 to December 2010–Senior Vice President Finance & Treasurer; March 2002 to April 2008– Vice President Finance.
Ms. Perich is 62 years old and, during the last five years, has held the following positions with McCormick: April 2010 to present–Senior Vice President–Human Relations; January 2007 to April 2010–Vice President–Human Relations.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation

Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2014 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2014 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2014 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Report of Ernst & Young LLP dated January 29, 2014, are included herein in Part II, Item 8.
2. Consolidated Financial Statement Schedule

Supplemental Financial Schedule:
II–Valuation and Qualifying Accounts
Schedules other than that listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.
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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman, President & Chief	January 29, 2014
	Alan D. Wilson	Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman, President & Chief	January 29, 2014
	Alan D. Wilson	Executive Officer

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief	January 29, 2014
	Gordon M. Stetz, Jr.	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President &	January 29, 2014
	Christina M. McMullen	Controller

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ JOHN P. BILBREY	January 29, 2014
John P. Bilbrey

/s/ J. MICHAEL FITZPATRICK	January 29, 2014
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 29, 2014
Freeman A. Hrabowski, III

/s/ PATRICIA LITTLE	January 29, 2014
Patricia Little

/s/ MICHAEL D. MANGAN	January 29, 2014
Michael D. Mangan

/s/ MARGARET M.V. PRESTON	January 29, 2014
Margaret M.V. Preston

/s/ GEORGE A. ROCHE	January 29, 2014
George A. Roche

/s/ GORDON M. STETZ, JR.	January 29, 2014
Gordon M. Stetz, Jr.

/s/ WILLIAM E. STEVENS	January 29, 2014
William E. Stevens

/s/ JACQUES TAPIERO	January 29, 2014
Jacques Tapiero

/s/ ALAN D. WILSON	January 29, 2014
Alan D. Wilson

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended November 30, 2013:
Allowance for doubtful receivables	$4.0	$1.5	$(0.1)	$(1.3)	$4.1
Valuation allowance on net deferred tax assets	27.5	5.2	(1.6)	(9.9)	21.2
	$31.5	$6.7	$(1.7)	$(11.2)	$25.3
Deducted from asset accounts:
Year ended November 30, 2012:
Allowance for doubtful receivables	$4.5	$0.7	—	$(1.2)	$4.0
Valuation allowance on net deferred tax assets	26.6	2.3	$0.8	(2.2)	27.5
	$31.1	$3.0	$0.8	$(3.4)	$31.5
Deducted from asset accounts:
Year ended November 30, 2011:
Allowance for doubtful receivables	$2.9	$1.1	$1.7	$(1.2)	$4.5
Valuation allowance on net deferred tax assets	22.9	5.2	0.9	(2.4)	26.6
	$25.8	$6.3	$2.6	$(3.6)	$31.1

EXHIBIT INDEX
The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2012	Incorporated by reference from Exhibit 3(ii) of McCormick's Form 10-Q for the quarter ended May 31, 2012, File No. 1-14920, as filed with the Securities and Exchange Commission on July 2, 2012.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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
(x)
Form of 3.50% notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.

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
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013*

(x)
Form of Mid-Term Incentive Program Agreement, incorporated by reference from Exhibit 10.10 of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xi)
Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10.11 of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xii)
Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10.12 of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xiii)
Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10.13 of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

		Exhibit Number	Description

(xiv)
Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10.14 of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(21)		Subsidiaries of McCormick Filed herewith

(23)		Consents of experts and counsel Filed herewith

(31)		Rule 13a-14(a)/15d-14(a) Certifications Filed herewith

(32)		Section 1350 Certifications Filed herewith

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statement of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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