Form 10-Q
period 2014-02-28
MCCORMICK & CO INC
filed 2014-03-26
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 28, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2014
Common Stock	12,186,579
Common Stock Non-Voting	118,314,065

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2014	2013
Net sales	$993.4	$934.4
Cost of goods sold	601.9	572.7
Gross profit	391.5	361.7
Selling, general and administrative expense	266.9	249.7
Operating income	124.6	112.0
Interest expense	12.4	13.9
Other income, net	0.2	0.6
Income from consolidated operations before income taxes	112.4	98.7
Income taxes	35.0	28.1
Net income from consolidated operations	77.4	70.6
Income from unconsolidated operations	5.1	5.4
Net income	$82.5	$76.0
Earnings per share – basic	$0.63	$0.57
Average shares outstanding – basic	131.1	132.5
Earnings per share – diluted	$0.62	$0.57
Average shares outstanding – diluted	132.2	134.0
Cash dividends paid per share	$0.37	$0.34
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended February 28,
	2014	2013
Net income	$82.5	$76.0
Net income attributable to non-controlling interest	1.0	0.5
Other comprehensive income (loss):
Unrealized components of pension plans	3.8	12.9
Currency translation adjustments	4.3	(16.2)
Change in derivative financial instruments	0.3	4.2
Deferred taxes	(1.5)	(4.0)
Comprehensive income	$90.4	$73.4

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2014	February 28, 2013	November 30, 2013
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$89.4	$68.6	$63.0
Trade accounts receivables, net	428.0	403.9	495.5
Inventories
Finished products	309.0	284.3	304.6
Raw materials and work-in-process	373.9	322.2	372.3
	682.9	606.5	676.9
Prepaid expenses and other current assets	139.8	132.5	134.8
Total current assets	1,340.1	1,211.5	1,370.2
Property, plant and equipment	1,423.0	1,335.2	1,407.7
Less: accumulated depreciation	(852.0)	(802.7)	(831.1)
Property, plant and equipment, net	571.0	532.5	576.6
Goodwill	1,809.1	1,693.0	1,798.5
Intangible assets, net	332.8	321.3	333.4
Investments and other assets	376.7	327.8	371.0
Total assets	$4,429.7	$4,086.1	$4,449.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$280.2	$201.1	$211.6
Current portion of long-term debt	1.8	252.7	2.5
Trade accounts payable	348.0	340.2	387.3
Other accrued liabilities	382.1	321.5	461.7
Total current liabilities	1,012.1	1,115.5	1,063.1
Long-term debt	1,016.6	776.0	1,019.0
Other long-term liabilities	413.6	469.8	419.9
Total liabilities	2,442.3	2,361.3	2,502.0
Shareholders’ Equity
Common stock	356.0	337.6	352.8
Common stock non-voting	615.7	584.3	609.6
Retained earnings	993.2	948.3	970.4
Accumulated other comprehensive income (loss)	6.6	(163.0)	(0.3)
Non-controlling interests	15.9	17.6	15.2
Total shareholders’ equity	1,987.4	1,724.8	1,947.7
Total liabilities and shareholders’ equity	$4,429.7	$4,086.1	$4,449.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2014	2013
Cash flows from operating activities
Net income	$82.5	$76.0
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	26.8	26.2
Stock-based compensation	2.6	2.8
Income from unconsolidated operations	(5.1)	(5.4)
Changes in operating assets and liabilities	(34.1)	(69.8)
Dividends from unconsolidated affiliates	4.0	1.8
Net cash flow provided by operating activities	76.7	31.6
Cash flows from investing activities
Acquisition of business	—	(0.8)
Capital expenditures	(18.5)	(12.4)
Proceeds from sale of property, plant and equipment	0.5	1.9
Net cash flow used in investing activities	(18.0)	(11.3)
Cash flows from financing activities
Short-term borrowings, net	68.4	60.8
Long-term debt repayments	(0.4)	(0.4)
Proceeds from exercised stock options	8.9	10.5
Common stock acquired by purchase	(56.9)	(60.2)
Dividends paid	(48.6)	(45.1)
Net cash flow used in financing activities	(28.6)	(34.4)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	3.7
Increase (decrease) in cash and cash equivalents	26.4	(10.4)
Cash and cash equivalents at beginning of period	63.0	79.0
Cash and cash equivalents at end of period	$89.4	$68.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented.
The results of consolidated operations for the three month period ended February 28, 2014 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2013.

Reclassification

To conform to our current year presentation, inventories of $15.6 million have been reclassified from Finished products to Raw materials and work-in-process in our condensed consolidated balance sheet at February 28, 2013. The effect of this reclassification is not material to the condensed consolidated financial statements.
Accounting and Disclosure Changes
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (loss) either in the notes or parenthetically on the face of the income statement. We adopted this new accounting pronouncement with our first quarter of 2014 and have included the necessary disclosures in Note 10, Accumulated Other Comprehensive Income (Loss), in this filing. There was no impact on our financial statements from adoption.

2.	ACQUISITIONS

On May 31, 2013, we completed the purchase of the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. This acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. WAPC is included in our consumer business segment from the date of acquisition. At the time of acquisition, annual sales of WAPC were approximately $122 million. As of February 28, 2014, a preliminary valuation of the assets of WAPC resulted in $29.2 million allocated to tangible net assets, $37.7 million allocated to other intangible assets and $77.9 million allocated to goodwill. WAPC added $38.9 million to sales during the first quarter of 2014. We expect the valuation of assets and liabilities acquired to be completed in the second quarter of 2014.
Proforma financial information for this acquisition has not been presented because the financial impact is not material.

3.	SPECIAL CHARGES

In the fourth quarter 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions include the closure of our current sales and distribution operations in The Netherlands, where we will transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to streamline selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland.

We expect to record a total of approximately $27 million of cash and non-cash charges related to this reorganization. For 2013, we recorded $25.0 million of special charges related to this reorganization. We expect to record approximately $2 million of special charges related to this reorganization during 2014 and to complete the actions by 2015. We expect cash expenditures to implement these actions to be approximately $18 million, with the bulk of the spending occurring in 2014, and to realize related annual cost savings of approximately $10 million by 2015. Of the $25.0 million of special charges recognized in 2013, $15.9 million related to employee severance, $6.4 million to asset write-downs, and $2.7 million to other exit costs. The $6.4 million asset write-down in 2013 related to an impairment charge for the reduction in the value of our Silvo brand name in The Netherlands.
The following table outlines the major components of accrual balances relating to the special charges as of November 30, 2013 and February 28, 2014 (in millions):

	Employee severance	Other exit costs	Total
Balance as of November 30, 2013	$15.9	$2.7	$18.6
Amounts utilized	(1.8)	(0.7)	(2.5)
Balance as of February 28, 2014	$14.1	$2.0	$16.1

4.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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
As of February 28, 2014, the maximum time frame for our foreign exchange forward contracts is 9 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.6 million as a decrease to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$9.7
Foreign exchange contracts	Other current assets	138.7	2.4	Other accrued liabilities	$64.9	$1.9
Total			$12.1			$1.9

As of February 28, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$150.0	$15.4
Foreign exchange contracts	Other current assets	113.9	2.3	Other accrued liabilities	$76.4	$1.4
Total			$17.7			$1.4

As of November 30, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$12.2
Foreign exchange contracts	Other current assets	79.2	1.1	Other accrued liabilities	$125.7	$1.6
Total			$13.3			$1.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three month periods ended February 28, 2014 and 2013 (in millions):

Fair Value Hedges -
For the 3 months ended February 28,
Derivative	Income statement location	Expense
		2014	2013
Interest rate contracts	Interest expense	$1.2	$1.2

Cash Flow Hedges –
For the 3 months ended February 28,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2014	2013		2014	2013
Interest rate contracts	—	$1.2	Interest expense	—	$(0.3)
Foreign exchange contracts	—	1.5	Cost of goods sold	$(0.4)	(0.5)
Total	$—	$2.7		$(0.4)	$(0.8)

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89.4	$89.4	$—	$—
Insurance contracts	92.3	—	92.3	—
Bonds and other long-term investments	15.2	15.2	—	—
Interest rate derivatives	9.7	—	9.7	—
Foreign currency derivatives	2.4	—	2.4	—
Total	$209.0	$104.6	$104.4	$—
Liabilities
Foreign currency derivatives	$1.9	$—	$1.9	$—

		February 28, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$68.6	$68.6	$—	$—
Insurance contracts	75.7	—	75.7	—
Bonds and other long-term investments	13.9	13.9	—	—
Interest rate derivatives	15.4	—	15.4	—
Foreign currency derivatives	2.3	—	2.3	—
Total	$175.9	$82.5	$93.4	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	—

		November 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$63.0	$63.0	$—	$—
Insurance contracts	90.1	—	90.1	—
Bonds and other long-term investments	13.3	13.3	—	—
Interest rate derivatives	12.2	—	12.2	—
Foreign currency derivatives	1.1	—	1.1	—
Total	$179.7	$76.3	$103.4	$—
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6	$—
Total	$1.6	$—	$1.6	$—
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

6.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2014 and 2013 (in millions):

	United States		International
	2014	2013	2014	2013
Defined benefit plans
Service cost	$5.0	$5.8	$2.0	$2.3
Interest costs	7.8	7.8	3.4	3.2
Expected return on plan assets	(9.7)	(10.4)	(4.7)	(4.4)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	2.9	7.4	1.2	1.4
Total pension expense	$6.0	$10.6	$2.0	$2.6

During the three months ended February 28, 2014 and 2013, we contributed $8.9 million and $35.1 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2013 were $42.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended February 28,
	2014	2013
Other postretirement benefits
Service cost	$1.0	$1.3
Interest costs	1.0	1.0
Amortization of prior service costs	—	(0.3)
Amortization of losses	—	0.4
Total other postretirement expense	$2.0	$2.4

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended February 28,
	2014	2013
Stock-based compensation expense	$2.6	$2.8
Our 2014 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2013 annual grant.

The following is a summary of all of our RSU activity for the three months ended February 28, 2014 and 2013:

	2014		2013
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	161	$60.86	192	$49.65
Vested	(2)	38.28	—	—
Forfeited	(1)	65.23	(1)	51.75
Outstanding at end of period	158	$61.10	191	$49.63
The following is a summary of all stock option activity for the three months ended February 28, 2014 and 2013:

	2014		2013
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.6	$47.73	5.1	$40.06
Exercised	(0.3)	32.19	(0.5)	29.96
Outstanding at end of the period	4.3	$48.87	4.6	$41.15
Exercisable at end of the period	2.4	$40.98	2.2	$36.10
As of February 28, 2014 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $80.6 million and for options currently exercisable was $61.2 million. The total intrinsic value of all options exercised during the three months ended February 28, 2014 and 2013 was $11.7 million and $17.1 million, respectively.
The following is a summary of the MTIP award activity for the three months ended February 28, 2014 and 2013:

	2014		2013
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	334	$51.73	240	$46.63
Granted	105	69.04	94	64.74
Vested	(118)	44.47	—	—
Forfeited	(2)	44.47	—	—
Outstanding at end of period	319	$60.15	334	$51.73

8.	INCOME TAXES

During the three months ended February 28, 2014, the Company reached a settlement with respect to the French taxing authority’s audits of the 2007-2011 tax years. In connection with that settlement, the Company reversed previously provided reserves for uncertain tax benefits and related interest of $5.8 million. Other than additions for current year tax positions and for the previously described reversal, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2014.
Income taxes for the three months ended February 28, 2014, included the following additional discrete tax items: (i) international tax expense of $2.2 million related to prior year adjustments agreed as part of the French tax settlement previously described; (ii) international tax expense of $3.7 million related to fiscal year 2013 arising from a retroactive change in French tax law enacted in the three months ended February 28, 2014; and (iii) international tax expense of $0.6 million relating to an increased valuation allowance associated with prior year losses of a non-U.S. subsidiary due to a change in our assessment of the likely realization of such losses.
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2014.
Income taxes for the three months ended February 28, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit. A new law was enacted in 2013 that retroactively granted the credit in 2012.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. An initial meeting was held with IRS representatives as part of the administrative appeals process during the first quarter of 2014; however, that initial meeting was informational in nature and did not result in any settlement or adjustment to our established tax accruals. We believe that we have established appropriate tax accruals under U.S. GAAP for these issues.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended February 28,
	2014	2013
Average shares outstanding – basic	131.1	132.5
Effect of dilutive securities:
Stock options/RSUs/MTIP	1.1	1.5
Average shares outstanding – diluted	132.2	134.0

The following table sets forth the stock options and RSUs for the three months ended February 28, 2014 and 2013 which were not considered in our earnings per share calculation since they were anti-dilutive.

	Three months ended February 28,
	2014	2013
Anti-dilutive securities	0.9	—

The following table sets forth the common stock activity for the three months ended February 28, 2014 and 2013 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended February 28,
	2014	2013
Shares issued under stock option, employee stock purchase plans and RSUs	0.3	0.4
Shares repurchased in connection with the stock repurchase program	0.9	0.9
As of February 28, 2014, $303 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	February 28, 2014	February 28, 2013	November 30, 2013
Foreign currency translation adjustment	$170.0	$150.1	$165.7
Unrealized gain (loss) on foreign currency exchange contracts	(0.2)	0.3	(0.3)
Unamortized value of settled interest rate swaps	2.1	(2.8)	2.0
Pension and other postretirement costs	(165.3)	(310.6)	(167.7)
Accumulated other comprehensive income (loss)	$6.6	$(163.0)	$(0.3)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 28, 2014 and 2013 (in millions):

	Three months ended February 28,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2014	2013
Losses on cash flow hedges:
Interest rate derivatives	—	$(0.3)	Interest expense
Foreign exchange contracts	$(0.4)	(0.5)	Cost of goods sold
Total before tax expense	(0.4)	(0.8)
Tax effect	0.1	0.2	Income taxes
Net, after tax	$(0.3)	$(0.6)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$(0.2)	SG&A expense/Cost of goods sold
Amortization of net actuarial losses (1)	4.1	9.2	SG&A expense/Cost of goods sold
Total before tax expense	4.2	9.0
Tax effect	(1.4)	(3.1)	Income taxes
Net, after tax	$2.8	$5.9

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and total other postretirement expense (refer to note 6 for additional details).

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

	Consumer	Industrial	Total
		(in millions)
Three months ended February 28, 2014
Net sales	$615.3	$378.1	$993.4
Operating income	94.3	30.3	124.6
Income from unconsolidated operations	5.0	0.1	5.1

Three months ended February 28, 2013
Net sales	$569.8	$364.6	$934.4
Operating income	87.7	24.3	112.0
Income from unconsolidated operations	4.5	0.9	5.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Growth Model and Outlook
Our growth model is straightforward – we are increasing sales and profits by investing in the business and funding these investments, in part, with cost savings from our Comprehensive Continuous Improvement (CCI) program. This simple model has been the driver of our success and is our plan for growth in the future.
Increasing Sales and Profits – Our long-term goals are to grow sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Long-term, we expect to achieve our sales growth with one-third from category growth, share gains and new distribution, one-third from product innovation and one-third from acquisitions. For our consumer business, we are driving sales with a robust pipeline of innovation and a significant increase in our brand marketing. We expect to increase industrial business sales and profit through new product development and support for the international expansion of our customers.
In 2014, sales are projected to grow 3% to 5% in local currency, driven by higher volumes, pricing and the incremental impact of the WAPC acquisition in the first half of the year (see note 2 of the financial statements for additional information). Operating income was $550.5 million in fiscal year 2013. Excluding special charges of $25.0 million related to reorganization activities in the EMEA region and a $15.3 million loss on a voluntary pension settlement, both of which were recorded in the fourth quarter of 2013, adjusted operating income in 2013 was $590.8 million. Due in large part from higher sales, as well as CCI cost savings, operating income is expected to increase in 2014 when compared to 2013. The projected increase in operating income in 2014, when compared to adjusted operating income in 2013 is 6% to 8%. Diluted earnings per share are projected to be between $3.22 and $3.29 in 2014. This compares to diluted earnings per share of $2.91 in 2013. Excluding the earnings per share impact of the aforementioned special charges and loss on voluntary pension settlement, adjusted diluted earnings per share in 2013 was $3.13. The projected increase in diluted earnings per share in 2014, when compared to adjusted diluted earnings per share in 2013 is 3% to 5%. This growth rate includes the unfavorable impact of a significant increase in the 2014 tax rate when compared to the 2013 tax rate.
In addition to increased sales and profit, our business generates strong cash flow. We generated $465 million and $455 million in cash flow from operations in fiscal years 2013 and 2012, respectively. Long-term, we expect higher cash flow and more efficient asset utilization as we anticipate growth in net income and further reductions in our working capital. We are increasing shareholder return with consistent dividend payments. We have paid dividends every year since 1925 and increased the dividend in each of the past 28 years.
Investing in the Business – We are investing for growth through innovation, brand marketing support and acquisitions.
In 2013, 9% of sales came from new products launched in the past three years. For our consumer business, innovation continues to be one of the best ways to distinguish our brands from private label and our competition. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value priced flavors. In 2014, these include seasoning blends for grilling burgers, Flavour Shot blends of oil and spices, gluten-free recipe mixes and value-priced grinders. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. In 2014, we have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating. We founded the McCormick Science Institute in 2007, to fund the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits.

From 2008 through 2013, we increased our investment in brand marketing by 64%. An increase of at least 12% is planned in 2014. We measure the return on this investment and have identified digital marketing as one of the highest categories. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products. From 2011 to 2013, we doubled our spending on digital marketing and have a further increase planned in 2014.

Through acquisitions we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as China and India. In 2013, we completed our acquisition of the assets of WAPC in China. Sales in emerging markets accounted for 15% of total company net sales in fiscal year 2013, up from 10% of net sales in 2011. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend for flavor.
Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $63 million in fiscal year 2013, of which $48 million lowered cost of goods sold. In 2014, CCI-related cost savings are expected to reach at least $45 million, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the low single-digit range in 2014, compared to approximately 3% in 2013. We anticipate the 2014 impact of material cost inflation will be offset largely by the cost savings from our CCI program.

RESULTS OF OPERATIONS - COMPANY

	Three months ended February 28,
(in millions)	2014	2013
Net sales	$993.4	$934.4
Percent increase	6.3%	3.1%
Gross profit	$391.5	$361.7
Gross profit margin	39.4%	38.7%
The sales increase of 6.3% for the first quarter of 2014 included a 1.2% unfavorable impact from foreign currency exchange rates and a 4.2% increase from our WAPC acquisition in 2013. Excluding the acquisition and foreign currency impact, we grew sales 3.3%. This increase was split between pricing actions, which added 1.7% to net sales, and higher volume and product mix, which rose 1.6%, driven by our industrial business.
For the consumer business, sales increased 8.0%, which included a 0.7% unfavorable impact from foreign exchange rates and a 6.8% increase from our WAPC acquisition. Pricing actions increased sales by 2.2%, while lower volume and product mix reduced sales by 0.3%. The lower volume and product mix was in the Americas region. Actions are underway to address competitive pressure in this region and include accelerated innovation, increased brand marketing support and more effective category leadership with retail customers.
For the industrial business, net sales increased 3.7%, which included a 2.0% unfavorable impact from foreign exchange rates. Volume and product mix increased 4.7%, due largely to innovation with international quick service restaurants and food and beverage company customers, and pricing actions which added 1.0% to industrial net sales.

Gross profit for the first quarter of 2014 increased by 8.2% over the comparable period from last year, while our gross profit margin improved by 70 basis points from the same period as last year. This margin improvement was primarily due to our CCI cost savings and a favorable mix of business.

	Three months ended February 28,
(in millions)	2014	2013
Selling, general & administrative expense (SG&A)	$266.9	$249.7
Percent of net sales	26.9%	26.7%
SG&A as a percentage of net sales increased by 20 basis points for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to increased brand marketing support, which was $7.1 million higher in the first quarter of 2014 as compared to the same period in the prior year. In the first quarter of 2014, half of the incremental brand marketing was directed toward the U.S. market to drive sales of core products.

	Three months ended February 28,
(in millions)	2014	2013
Interest expense	$12.4	$13.9
Other income, net	0.2	0.6
Interest expense was lower in first quarter of 2014 compared to the first quarter of 2013 primarily due to the refinancing of long term debt in the second half of 2013. In August 2013, we issued $250 million of 3.50% Notes (at an effective interest rate of 3.30%), the net cash proceeds of which, plus cash on hand, were used to pay off $250 million of 5.25% Notes (at an effective interest rate of 5.54%) that matured in September 2013.

	Three months ended February 28,
(in millions)	2014	2013
Income from consolidated operations before income taxes	$112.4	$98.7
Income taxes	35.0	28.1
Effective tax rate	31.1%	28.5%

Income taxes for the three months ended February 28, 2014 include a net of $0.7 million of discrete tax expense items. The components of those discrete tax items, more fully described in note 8, included the following: (i) a discrete tax benefit of $5.8 million associated with the reversal of reserves provided in prior years for uncertain tax benefits and related interest associated with the Company’s settlement of audits by the French taxing authority for the 2007-2011 tax years that occurred in the first quarter of 2014; (ii) discrete tax expense of $2.2 million related to prior year audit adjustments agreement as part of the French tax settlement; (iii) discrete tax expense of $3.7 million related to fiscal year 2013 arising from a retroactive change in French tax law enacted during the first quarter of 2014; and (iv) discrete tax expense of $0.6 million associate with an increased valuation allowance associated with prior year losses of a non-U.S. subsidiary due to a change in our assessment of the likely realization of those losses.
Income taxes for the three months ended February 28, 2013 included $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit. A new tax law was enacted in 2013 that retroactively granted the credit in 2012.
Absent any additional discrete items of tax income or expense associated with prior years, we expect our annual effective income tax rate for 2014 to be in the range of 30% to 31%, which represents an increase over the prior year’s level as a result of new tax law legislation in France, the expiration of the U.S. research tax credit and the expected mix of business across tax jurisdictions.
In 2010, the IRS commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. An initial meeting was held with IRS representatives as part of the administrative appeals process during the first quarter of 2014; however, that initial meeting was informational in nature and did not result in any settlement or adjustment to our established tax accruals. We believe that we have established appropriate tax accruals under U.S. GAAP for these issues.

	Three months ended February 28,
(in millions)	2014	2013
Income from unconsolidated operations	$5.1	$5.4
Income from unconsolidated operations for the first quarter of 2014 of $5.1 million approximated the prior year level.

The following table outlines the major components of the change in diluted earnings per share from 2013 to 2014:

Three months ended February 28,
2013 Earnings per share – diluted	$0.57
Higher operating income	0.07
Impact of higher effective tax rate	(0.02)
2014 Earnings per share – diluted	$0.62

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended February 28,
	2014	2013
(in millions)
Net sales	$615.3	$569.8
Percent increase	8.0%	6.7%
Operating income	94.3	87.7
Operating income margin	15.3%	15.4%
Our global consumer business grew sales by 8.0% in the first quarter of 2014 as compared to the first quarter of 2013. That growth rate included a 0.7% unfavorable impact from foreign currency rates and a 6.8% increase from the WAPC acquisition. Excluding the WAPC acquisition and foreign currency impact, we grew global consumer sales by 1.9% in the first quarter of 2014, with increased pricing of 2.2%, partially offset by lower volume and product mix of 0.3%.
In the Americas, consumer sales declined 1.2% in the first quarter of 2014 as compared to the first quarter of 2013. That decline included a 0.9% decrease from unfavorable foreign exchange rates, a 1.8% increase in pricing and a 2.1% decline attributable to lower volume and product mix. In this region, we have actions underway to improve performance in the U.S. that include accelerating innovation, increasing brand marketing support and developing more effective category leadership with retail customers. There are early indications of improvement based on our sales of core spices and seasonings and in recipe mixes, and the U.S. category growth rate at retail remains strong in this market for spices and seasonings and recipe mixes.
In the EMEA region, consumer sales increased 6.5% in the first quarter of 2014 as compared to the prior year level, including a favorable impact of 2.3% from foreign exchange rates, 3.9% due to higher volumes and product mix and 0.3% from pricing actions. We believe these results provide evidence of our growth strategies underway related to both brand building and scalable innovation in this region. During the first quarter of 2014, we increased brand marketing support 38% over the prior year level and introduced a number of new items. The local currency sales increase this period, on a percentage basis, compared to the first quarter of 2013, was particularly strong in France and several smaller markets.
In the Asia/Pacific region, consumer sales increased 65.9% in the first quarter of 2014, compared to the first quarter of 2013, with a 64.0% increase attributable to the WAPC acquisition and a 7.2% decrease from unfavorable foreign exchange rates. Excluding the acquisition and unfavorable foreign currency impact, consumer sales rose 9.1%, driven by higher pricing that contributed 9.0% to the increase and by a 0.1% increase in volume and product mix. China still continues to have strong sales increases from new products and expanded distribution. For the Kohinoor brand in India, sales rose slightly in local currency during the first quarter of 2014, with significantly higher pricing largely offset by lower volume and product mix due to increases in the cost of basmati rice.
First quarter of 2014 operating income for our consumer business increased $6.6 million, or 7.6%, compared to the first quarter of 2013. This increase was primarily due to higher sales, a favorable business mix and CCI cost savings, which more than offset a $6.0 million increase in brand marketing support.

INDUSTRIAL BUSINESS

	Three months ended February 28,
	2014	2013
(in millions)
Net sales	$378.1	$364.6
Percent increase/(decrease)	3.7%	(2.1)%
Operating income	30.3	24.3
Operating income margin	8.0%	6.7%
During the quarter ended February 28, 2014, our global industrial business grew sales by 3.7% from the first quarter of 2013 despite an unfavorable foreign exchange rate impact of 2.0%. Excluding the impact of foreign currency, global industrial sales increased 5.7% in the first quarter of 2014 due to higher volume and product mix that increased global industrial sales by 4.7% and pricing actions that added 1.0% to sales.
In the Americas, industrial sales increased 2.1% during the first quarter of 2014 over the prior year level, which included an unfavorable impact of 1.1% from foreign currency rates. Excluding this impact of foreign currency, higher volume and product mix increased industrial sales 2.7% and pricing actions added 0.5% to sales. In this region, we experienced strong demand from food manufacturers in both the U.S. and Mexico. During the first quarter of 2014, we have won the supply of a number of seasoning and flavor products for snack chips, crackers, breakfast food and yogurt and we also grew sales of branded food service products. Demand from quick service restaurants remained weak in this market through the first quarter of 2014. We continue to work with our customers to draw restaurant traffic by developing flavors for new menu items.

In EMEA, our industrial business increased sales in the first quarter of 2014 over the prior year level by 8.3%, which included an unfavorable foreign currency impact of 3.7%. In local currency, industrial sales increased 12.0% in the first quarter of 2014 with higher volume and product mix contributing 8.4% and pricing actions adding 3.6%. This increase for the first quarter of 2014 follows a year-on-year increase of 7.1% in the first quarter of 2013 compared to the first quarter of 2012. The 2014 result reflects continued success with product innovation and distribution gains, largely with quick service restaurants, and the impact of pricing in response to material cost increases.

In the Asia/Pacific region, industrial sales increased 5.4% in the first quarter of 2014 compared to the first quarter of 2013, which included an unfavorable foreign exchange rate impact of 4.3%. Excluding this impact of foreign currency, sales increased 9.7%. Favorable volume and product mix increased sales 10.0%, while lower pricing reduced sales by 0.3%. Volume and product mix has improved in China from the sharp year-ago decline from consumer concerns about poultry consumption.

For the first quarter of 2014, operating income for the industrial business increased $6.0 million, or 24.3% compared to the first quarter of 2013, and the operating income margin increased to 8.0% for first quarter of 2014 compared to 6.7% for the same period last year. Higher sales, together with CCI cost savings and a favorable business mix, drove this performance. This increase compares to a decline of 21.9% in industrial business operating income in the first quarter of 2013 compared to the first quarter of 2012, that related to lower sales, an unfavorable mix of business and a year-on-year increase in retirement benefit expense.

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

The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	February 28, 2014	February 28, 2013	November 30, 2013
Notional value	$203.6	$190.3	$204.9
Unrealized gain (loss)	0.5	0.9	(0.5)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of February 28, 2014, we had a total of $100 million notional value of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $9.7 million accumulated gain as of February 28, 2014, compared to a $12.2 million accumulated gain as of November 30, 2013. The change in fair values is due to changes in interest rates and the remaining duration of our interest rate derivatives.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are pepper, dairy products, rice, capsicums (red peppers and paprika), onion, garlic and soybean oil. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2014, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2013.

NON-GAAP FINANCIAL MEASURES
The table below includes a financial measure of adjusted operating income and adjusted diluted earnings per share excluding the impact of special charges and a loss on voluntary pension settlement in fiscal year 2013. This is a non-GAAP financial measure which is prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Management believes the non-GAAP measure provides a more consistent basis for assessing the Company's performance than the closest GAAP equivalent.

This non-GAAP measure may be considered in addition to results prepared in accordance with GAAP, but it should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide this non-GAAP financial measure as part of our future earnings discussions and, therefore, the inclusion of this non-GAAP financial measure will provide consistency in our financial reporting. A reconciliation of this non-GAAP measure to GAAP financial results is provided below for the year ended November 30, 2013:

2013
Operating income	$550.5
Impact of special charges and loss on voluntary pension settlement	40.3
Adjusted operating income	$590.8

Earnings per share - diluted	$2.91
Impact of special charges and loss on voluntary pension settlement	0.22
Earnings per share - diluted	$3.13

In addition to the above non-GAAP measure, we use total debt to earnings before interest, tax, depreciation and amortization (EBITDA) as a measure of leverage. EBITDA and the ratio of total debt to adjusted EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to EBITDA, excluding the temporary impact from acquisition activity, is 1.5 to 1.7. We believe that total debt to EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

We define adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. Information with respect to special charges and the loss on voluntary pension settlement, both of which were recognized in the fourth quarter of 2013, is contained in notes 3 and 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2013. The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended February 28, 2014, February 28, 2013 and November 30, 2013:

	Feb 28, 2014	Feb 28, 2013	Nov 30, 2013
Net income	$395.5	$409.3	$389.0
Special charges and the loss on voluntary pension settlement	40.3	—	40.3
Depreciation and amortization	106.6	103.2	106.0
Interest expense	51.8	54.9	53.3
Income tax expense	140.5	138.0	133.6
Adjusted EBITDA	$734.7	$705.4	$722.2

Total debt	$1,298.6	$1,229.9	$1,233.1

Total debt/Adjusted EBITDA	1.77	1.74	1.71

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended February 28,
	2014	2013
	(in millions)
Net cash provided by operating activities	$76.7	$31.6
Net cash used in investing activities	(18.0)	(11.3)
Net cash used in financing activities	(28.6)	(34.4)
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the three months ended February 28, 2014, cash flow from operations was $45.1 million higher than the same period of 2013. Most of this increase was due to lower pension contributions and lower incentive compensation payments in the first quarter of the current year as compared to the first quarter of 2013. The funding for our U.S. pension plan is currently within company guidelines and a first quarter 2014 contribution was not made.
Investing Cash Flow – The increase in net cash used in investing activities was mainly due to a higher level of capital expenditures in the current year as compared to the prior year. We spent $18.5 million on capital expenditures in the first quarter of 2014, compared to $12.4 million for the same period last year. Capital expenditures for fiscal year 2014 are expected to be $120 million to $130 million.
Financing Cash Flow – The $5.8 million decrease in net cash used in financing activities in the first quarter of 2014, when compared to the prior year level, is primarily due to an increase in net short-term borrowings. In the first quarter of 2014, we increased short-term borrowings by $68.4 million compared to an increase in short-term borrowings of $60.8 million for the same period last year.
The following table outlines the activity in our share repurchase program for the three months ended February 28 (in millions):

	2014	2013
Number of shares of common stock repurchased	0.9	0.9
Dollar amount	$56.9	$60.2
As of February 28, 2014, $303 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.
During the three months ended February 28, 2014, we received proceeds of $8.9 million from exercised options compared to $10.5 million in the first three months of last year. We increased dividends paid to $48.6 million for the first three months of 2014 compared to $45.1 million in the same period last year. Dividends paid in the first quarter of 2014 were declared on November 26, 2013.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended February 28, 2014, February 28, 2013 and November 30, 2013:

	February 28, 2014	February 28, 2013	November 30, 2013
Total debt/Adjusted EBITDA	1.77	1.74	1.71
Our ratio of total debt to adjusted EBITDA of 1.77 as of February 28, 2014 is slightly higher than the ratio of 1.74 as of February 28, 2013. That modest increase is due to higher debt levels due, in part, to lower temporary reductions of short-term borrowings with cash of our foreign operations, described in the following paragraph, partially offset by an increase in adjusted EBITDA for the twelve months ended February 28, 2014, as compared to the corresponding twelve-month period ended February 28, 2013.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At quarter-end February 28, 2014, we temporarily used $104.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At quarter-end February 28, 2013, we temporarily used $200.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2014 and February 28, 2013 were $336.4 million and $358.1 million, respectively. Total average debt outstanding for the three months ended February 28, 2014 and February 28, 2013 was $1,341.4 million and $1,363.1 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2014, the exchange rates for the Euro, the British pound sterling and the Polish zloty were higher than at February 28, 2013. At February 28, 2014, the exchange rate for the Euro, the British pound sterling and the Polish zloty were higher than at November 30, 2013.
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
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total contributions to our pension plans in 2014 of approximately $17 million, which compares to $42.7 million of contributions in 2013. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.
We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

On May 31, 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. This acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China and is included in our consumer business segment from the date of purchase.

See note 2 of the financial statements for further details on this acquisition.

ACCOUNTING AND DISCLOSURE CHANGES

New accounting pronouncements are issued periodically that affect our current and future operations. See Note 1 of the financial statements for further details of these impacts.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by us, the expected impact of raw materials costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expectations regarding growth potential in various geographies and markets, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions and anticipated charges associated with such plans, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities, and our expectations regarding purchasing shares of our common stock under the existing authorizations.
These and other forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our ability to achieve expected and/or needed cost savings or margin improvements; the successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, the threat of data breaches and cyber attacks; volatility in our effective tax rate; climate change; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in our filings with the Securities and Exchange Commission.
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2013. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2013 fiscal year end.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2013 to December 31, 2013	CS – 20,067	$68.28	20,067	$358	million
	CSNV – 0	$—	—
January 1, 2014 to January 31, 2014	CS – 14,951	$69.50	14,951	$357	million
	CSNV – 0	$—	—
February 1, 2014 to February 28, 2014	CS – 160	$65.75	160	$303	million
	CSNV – 845,000	$64.47	845,000
Total	CS – 35,178	$68.79	35,178	$303	million
	CSNV – 845,000	$64.47	845,000
As of February 28, 2014, $303 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. There is no expiration date for this repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2014, we issued 194,909 shares of CSNV in exchange for shares of CS and issued 7,349 shares of CS in exchange for shares of CSNV.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5(a).    OTHER INFORMATION

Background. Beginning in 2013, the Board of Directors undertook a review of the indemnification provisions set forth in the Company’s bylaws, in light of recent case law developments and indemnification practices at other companies. Based on that review, and with the recognition that it is essential to the Company to retain and attract the most capable directors and officers, the Board of Directors authorized indemnification agreements for current and future directors and executive officers and approved a standard form of indemnification agreement.

Indemnification Agreements - On March 26, 2014, the Company entered into an indemnification agreement with each of its directors and executive officers, utilizing the standard form of indemnification agreement approved by the Board of Directors. The indemnification agreements require the Company to indemnify a director or an executive officer and to advance expenses on behalf of such director or executive officer to the fullest extent permitted by applicable law and establish the procedures by which a director or an executive officer may request and receive indemnification. The agreements are in addition to other rights to which a director may be entitled under the Company’s charter, bylaws, and applicable law.

The foregoing summary description of the indemnification agreements is not intended to be complete and is qualified in its entirety by the complete text of the form indemnification agreement filed as Exhibit 10(xv) to this Form 10-Q and incorporated herein by reference.

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

(xv)	Form of Indemnification Agreement Filed herewith
(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

March 26, 2014	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

March 26, 2014	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller