Form 10-Q
period 2014-05-31
MCCORMICK & CO INC
filed 2014-06-27
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2014
Common Stock	12,178,330
Common Stock Non-Voting	117,633,560

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Net sales	$1,033.4	$1,002.6	$2,026.8	$1,936.9
Cost of goods sold	620.9	608.2	1,222.8	1,180.8
Gross profit	412.5	394.4	804.0	756.1
Selling, general and administrative expense	290.8	278.4	557.7	528.1
Operating income	121.7	116.0	246.3	228.0
Interest expense	12.5	13.5	24.9	27.4
Other income, net	0.3	0.8	0.5	1.4
Income from consolidated operations before income taxes	109.5	103.3	221.9	202.0
Income taxes	31.2	30.6	66.2	58.8
Net income from consolidated operations	78.3	72.7	155.7	143.2
Income from unconsolidated operations	6.2	5.9	11.3	11.4
Net income	$84.5	$78.6	$167.0	$154.6
Earnings per share – basic	$0.65	$0.60	$1.28	$1.17
Average shares outstanding – basic	130.2	132.1	130.6	132.3
Earnings per share – diluted	$0.64	$0.59	$1.27	$1.16
Average shares outstanding – diluted	131.2	133.6	131.7	133.8
Cash dividends paid per share	$0.37	$0.34	$0.74	$0.68
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Net income	$84.5	$78.6	$167.0	$154.6
Net income attributable to non-controlling interest	0.7	0.4	1.7	0.9
Other comprehensive income (loss):
Unrealized components of pension plans	4.1	9.2	7.9	22.1
Currency translation adjustments	(0.2)	(29.6)	4.1	(45.8)
Change in derivative financial instruments	(0.3)	3.5	—	7.7
Deferred taxes	(1.4)	(4.3)	(2.9)	(8.3)
Comprehensive income	$87.4	$57.8	$177.8	$131.2

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2014	May 31, 2013	November 30, 2013
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$81.4	$72.1	$63.0
Trade accounts receivables, net	417.1	399.9	495.5
Inventories
Finished products	313.4	278.9	304.6
Raw materials and work-in-process	373.9	332.5	372.3
	687.3	611.4	676.9
Prepaid expenses and other current assets	138.9	134.1	134.8
Total current assets	1,324.7	1,217.5	1,370.2
Property, plant and equipment	1,448.0	1,364.0	1,407.7
Less: accumulated depreciation	(873.0)	(809.7)	(831.1)
Property, plant and equipment, net	575.0	554.3	576.6
Goodwill	1,798.6	1,754.2	1,798.5
Intangible assets, net	340.4	353.3	333.4
Investments and other assets	370.6	329.5	371.0
Total assets	$4,409.3	$4,208.8	$4,449.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$307.1	$299.1	$211.6
Current portion of long-term debt	1.3	252.8	2.5
Trade accounts payable	335.8	322.1	387.3
Other accrued liabilities	358.6	352.2	461.7
Total current liabilities	1,002.8	1,226.2	1,063.1
Long-term debt	1,016.8	774.4	1,019.0
Other long-term liabilities	409.8	474.5	419.9
Total liabilities	2,429.4	2,475.1	2,502.0
Shareholders’ Equity
Common stock	363.5	346.9	352.8
Common stock non-voting	620.6	600.8	609.6
Retained earnings	969.3	953.2	970.4
Accumulated other comprehensive income (loss)	8.8	(184.2)	(0.3)
Non-controlling interests	17.7	17.0	15.2
Total shareholders’ equity	1,979.9	1,733.7	1,947.7
Total liabilities and shareholders’ equity	$4,409.3	$4,208.8	$4,449.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2014	2013
Cash flows from operating activities
Net income	$167.0	$154.6
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	53.5	51.7
Stock-based compensation	12.1	12.5
Income from unconsolidated operations	(11.3)	(11.4)
Changes in operating assets and liabilities	(51.6)	(77.3)
Dividends from unconsolidated affiliates	12.4	2.6
Net cash flow provided by operating activities	182.1	132.7
Cash flows from investing activities
Acquisition of business	—	(116.7)
Capital expenditures	(47.4)	(34.6)
Proceeds from sale of property, plant and equipment	0.7	1.9
Net cash flow used in investing activities	(46.7)	(149.4)
Cash flows from financing activities
Short-term borrowings, net	94.3	158.9
Long-term debt repayments	(1.2)	(0.9)
Proceeds from exercised stock options	16.1	29.8
Common stock acquired by purchase	(126.3)	(92.1)
Dividends paid	(96.7)	(90.1)
Net cash flow (used in) provided by financing activities	(113.8)	5.6
Effect of exchange rate changes on cash and cash equivalents	(3.2)	4.2
Increase (decrease) in cash and cash equivalents	18.4	(6.9)
Cash and cash equivalents at beginning of period	63.0	79.0
Cash and cash equivalents at end of period	$81.4	$72.1
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
The results of consolidated operations for the three and six month periods ended May 31, 2014 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2013.

Reclassification

To conform to our current year presentation, inventories of $14.3 million have been reclassified from Finished products to Raw materials and work-in-process in our condensed consolidated balance sheet at May 31, 2013. The effect of this reclassification is not material to the condensed consolidated financial statements.
Accounting and Disclosure Changes
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2018 and early adoption is not permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (loss) either in the notes or parenthetically on the face of the income statement. We adopted this new accounting pronouncement with our first quarter of 2014 and have included the necessary disclosures in Note 10, Accumulated Other Comprehensive Income (Loss), in this filing. There was no impact on our financial statements from adoption, other than the additional disclosures.

2.	ACQUISITIONS

On May 31, 2013, we completed the purchase of the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. This acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. WAPC is included in our consumer business segment from the date of acquisition. At the time of acquisition, annual sales of WAPC were approximately $122 million. During the second quarter of 2014, we completed the final valuation of the assets of WAPC which resulted in $30.6 million allocated to tangible net assets, $46.1 million allocated to other intangible assets and $68.1 million allocated to goodwill. The completion of the final valuation did not result in material changes to our consolidated income statement or our consolidated balance sheet from our preliminary purchase price allocation. WAPC added $33.8 million and $72.7 million to sales during the three and six months ended May 31, 2014, respectively.
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
The following table outlines the major components of accrual balances relating to the special charges as of November 30, 2013 and May 31, 2014 (in millions):

	Employee severance	Other exit costs	Total
Balance as of November 30, 2013	$15.9	$2.7	$18.6
Amounts utilized	(4.4)	(1.0)	(5.4)
Balance as of May 31, 2014	$11.5	$1.7	$13.2

4.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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
As of May 31, 2014, the maximum time frame for our foreign exchange forward contracts is 18 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $1.0 million as a decrease to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$9.8
Foreign exchange contracts	Other current assets	73.8	0.8	Other accrued liabilities	$92.8	$1.4
Total			$10.6			$1.4

As of May 31, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$200.0	$18.4
Foreign exchange contracts	Other current assets	115.1	1.9	Other accrued liabilities	$64.5	$0.6
Total			$20.3			$0.6

As of November 30, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$12.2
Foreign exchange contracts	Other current assets	79.2	1.1	Other accrued liabilities	$125.7	$1.6
Total			$13.3			$1.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six month periods ended May 31, 2014 and 2013 (in millions):

Fair Value Hedges -

Derivative	Income statement location	Expense
		For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the six months ended May 31, 2014	For the six months ended May 31, 2013
Interest rate contracts	Interest expense	$1.3	$1.3	$2.5	$2.5

Cash Flow Hedges –
For the three months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2014	2013		2014	2013
Interest rate contracts	—	$3.3	Interest expense	(0.1)	$(0.4)
Foreign exchange contracts	(0.5)	0.6	Cost of goods sold	$(0.1)	(0.2)
Total	$(0.5)	$3.9		$(0.2)	$(0.6)

Cash Flow Hedges –
For the six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2014	2013		2014	2013
Interest rate contracts	$—	$4.5	Interest expense	$(0.1)	$(0.7)
Foreign exchange contracts	(0.5)	2.1	Cost of goods sold	(0.5)	(0.7)
Total	$(0.5)	$6.6		$(0.6)	$(1.4)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$81.4	$81.4	$—	$—
Insurance contracts	96.5	—	96.5	—
Bonds and other long-term investments	12.6	12.6	—	—
Interest rate derivatives	9.8	—	9.8	—
Foreign currency derivatives	0.8	—	0.8	—
Total	$201.1	$94.0	$107.1	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	$—

		May 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72.1	$72.1	$—	$—
Insurance contracts	80.5	—	80.5	—
Bonds and other long-term investments	13.4	13.4	—	—
Interest rate derivatives	18.4	—	18.4	—
Foreign currency derivatives	1.9	—	1.9	—
Total	$186.3	$85.5	$100.8	$—
Liabilities
Foreign currency derivatives	$0.6	$—	$0.6	—

		November 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$63.0	$63.0	$—	$—
Insurance contracts	90.1	—	90.1	—
Bonds and other long-term investments	13.3	13.3	—	—
Interest rate derivatives	12.2	—	12.2	—
Foreign currency derivatives	1.1	—	1.1	—
Total	$179.7	$76.3	$103.4	$—
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6	$—
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

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, 2014 and 2013 (in millions):

	United States		International
	2014	2013	2014	2013
Defined benefit plans
Service cost	$5.0	$5.8	$2.0	$2.2
Interest costs	7.8	7.8	3.4	3.1
Expected return on plan assets	(9.7)	(10.4)	(4.7)	(4.2)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	2.9	7.4	1.2	1.4
Total pension expense	$6.0	$10.6	$2.0	$2.6

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31, 2014 and 2013 (in millions):

	United States		International
	2014	2013	2014	2013
Defined benefit plans
Service cost	$10.0	$11.6	$3.9	$4.4
Interest costs	15.6	15.6	6.9	6.3
Expected return on plan assets	(19.4)	(20.7)	(9.4)	(8.5)
Amortization of prior service costs	—	—	0.2	0.2
Recognized net actuarial loss	5.9	14.8	2.3	2.8
Total pension expense	$12.1	$21.3	$3.9	$5.2
During the six months ended May 31, 2014 and 2013, we contributed $11.3 million and $37.7 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2013 were $42.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Other postretirement benefits
Service cost	$0.9	$1.2	$1.8	$2.5
Interest costs	1.0	1.0	2.1	2.0
Amortization of prior service costs	—	(0.3)	—	(0.6)
Amortization of losses	—	0.3	—	0.7
Total other postretirement expense	$1.9	$2.2	$3.9	$4.6

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Stock-based compensation expense	$9.5	$9.7	$12.1	$12.5
Our 2014 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2013 annual grant. The weighted-average grant-date fair value of an option granted in 2014 was $9.48 and in 2013 was $9.47 as calculated under a lattice pricing model. For the 2014 grant, substantially all of the options granted vest ratably over a three-year period or upon retirement. Previously, stock options granted vested ratably over a four-year period or upon retirement. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2014	2013
Risk-free interest rates	0.1 - 2.7%	0.1 - 1.8%
Dividend yield	2.1%	1.9%
Expected volatility	15.6 - 20.1%	14.5 - 20.6%
Expected lives	5.8	6.2
The following is a summary of all stock option activity for the six months ended May 31, 2014 and 2013:

	2014		2013
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.6	$47.73	5.1	$40.06
Granted	1.1	71.10	0.9	71.60
Exercised	(0.5)	35.26	(0.9)	32.70
Outstanding at end of the period	5.2	$53.54	5.1	$47.13
Exercisable at end of the period	3.0	$44.44	2.9	$38.59
As of May 31, 2014 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $97.0 million and for options currently exercisable was $84.2 million. The total intrinsic value of all options exercised during the six months ended May 31, 2014 and 2013 was $17.1 million and $32.7 million, respectively.
The following is a summary of all of our RSU activity for the six months ended May 31, 2014 and 2013:

	2014		2013
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	161	$60.86	192	$49.65
Granted	177	71.14	89	71.60
Vested	(93)	62.57	(113)	51.05
Forfeited	(4)	69.02	(2)	55.16
Outstanding at end of period	241	$67.61	166	$60.65

The following is a summary of the MTIP award activity for the six months ended May 31, 2014 and 2013:

	2014		2013
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	334	$51.73	240	$46.63
Granted	105	69.04	94	64.74
Vested	(118)	44.47	—	—
Forfeited	(2)	44.47	—	—
Outstanding at end of period	319	$60.15	334	$51.73

8.	INCOME TAXES

During the six months ended May 31, 2014, the Company reached a settlement with respect to the French taxing authority’s audits of the 2007-2013 tax years. In connection with that settlement, the Company reversed previously provided reserves for uncertain tax benefits and related interest of $5.8 million in the first quarter of 2014. Other than additions for current year tax positions and for the previously described reversal, there were no significant changes to unrecognized tax benefits during the three and six months ended May 31, 2014.
Income taxes for the six months ended May 31, 2014 included the following additional discrete tax items: (i) international tax expense of $2.2 million related to prior year adjustments agreed as part of the French tax settlement previously described; (ii) international tax expense of $3.7 million related to fiscal year 2013 arising from a retroactive change in French tax law enacted in the first quarter; and (iii) international tax expense of $0.6 million relating to an increased valuation allowance associated with prior year losses of a non-U.S. subsidiary due to a change in our assessment of the likely realization of such losses. There were no discrete tax items recognized in the quarter ended May 31, 2014.
Income taxes for the six months ended May 31, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter. A new law was enacted in 2013 that retroactively granted the credit in 2012. There were no discrete tax items recognized in the quarter ended May 31, 2013.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. In the first two quarters of 2014, the appeals process continued, with meetings and submission of supplemental materials. We believe that we have established appropriate tax accruals under U.S. GAAP for these issues.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Average shares outstanding – basic	130.2	132.1	130.6	132.3
Effect of dilutive securities:
Stock options/RSUs/MTIP	1.0	1.5	1.1	1.5
Average shares outstanding – diluted	131.2	133.6	131.7	133.8

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2014 and 2013 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Anti-dilutive securities	1.6	0.3	1.3	0.3

The following table sets forth the common stock activity for the six months ended May 31, 2014 and 2013 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Shares issued under stock option, employee stock purchase plans and RSUs	0.3	0.5	0.6	0.9
Shares repurchased in connection with the stock repurchase program	1.0	0.4	1.9	1.4
As of May 31, 2014, $234 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	May 31, 2014	May 31, 2013	November 30, 2013
Foreign currency translation adjustment	$169.8	$120.6	$165.7
Unrealized gain (loss) on foreign currency exchange contracts	(0.3)	0.3	(0.3)
Fair value of open interest rate swaps	—	4.3	—
Unamortized value of settled interest rate swaps	1.9	(4.9)	2.0
Pension and other postretirement costs	(162.6)	(304.5)	(167.7)
Accumulated other comprehensive income (loss)	$8.8	$(184.2)	$(0.3)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and six months ended May 31, 2014 and 2013 (in millions):

	Three months ended May 31,		Six months ended May 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2014	2013	2014	2013
Losses on cash flow hedges:
Interest rate derivatives	(0.1)	$(0.4)	$(0.1)	$(0.7)	Interest expense
Foreign exchange contracts	$(0.1)	(0.2)	(0.5)	(0.7)	Cost of goods sold
Total before tax expense	(0.2)	(0.6)	(0.6)	(1.4)
Tax effect	0.1	0.2	0.2	0.4	Income taxes
Net, after tax	$(0.1)	$(0.4)	$(0.4)	$(1.0)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$(0.2)	$0.2	$(0.4)	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	4.1	9.1	8.2	18.3	SG&A expense/ Cost of goods sold
Total before tax expense	4.2	8.9	8.4	17.9
Tax effect	(1.4)	(3.0)	(2.9)	(6.1)	Income taxes
Net, after tax	$2.8	$5.9	$5.5	$11.8

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

	Consumer	Industrial	Total
		(in millions)
Three months ended May 31, 2014
Net sales	$615.0	$418.4	$1,033.4
Operating income	85.8	35.9	121.7
Income from unconsolidated operations	6.0	0.2	6.2

Three months ended May 31, 2013
Net sales	$591.0	$411.6	$1,002.6
Operating income	87.6	28.4	116.0
Income from unconsolidated operations	5.3	0.6	5.9
	Consumer	Industrial	Total
		(in millions)
Six months ended May 31, 2014
Net sales	$1,230.3	$796.5	$2,026.8
Operating income	180.2	66.1	246.3
Income from unconsolidated operations	10.9	0.4	11.3

Six months ended May 31, 2013
Net sales	$1,160.7	$776.2	$1,936.9
Operating income	175.3	52.7	228.0
Income from unconsolidated operations	9.9	1.5	11.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2014, sales are projected to grow 3% to 5% in local currency, driven by higher volumes, pricing and the incremental impact of the WAPC acquisition in the first half of the year (see note 2 of the financial statements for additional information). Operating income was $550.5 million in fiscal year 2013. Excluding special charges of $25.0 million related to reorganization activities in the EMEA region and a $15.3 million loss on a voluntary pension settlement, both of which were recorded in the fourth quarter of 2013, adjusted operating income in 2013 was $590.8 million. Due in large part to higher sales, improved gross profit margin and CCI cost savings, operating income is projected to increase 6% to 8% in 2014 when compared to adjusted operating income in 2013. Diluted earnings per share are projected to be between $3.22 and $3.29 in 2014. This compares to diluted earnings per share of $2.91 in 2013. Excluding the earnings per share impact of the aforementioned special charges and loss on voluntary pension settlement, adjusted diluted earnings per share in 2013 was $3.13. The projected increase in diluted earnings per share in 2014, when compared to adjusted diluted earnings per share in 2013 is 3% to 5%. This growth rate includes the unfavorable impact of an increase in the 2014 tax rate when compared to the 2013 tax rate.
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
In 2013, 9% of sales came from new products launched in the past three years. For our consumer business, innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value priced flavors. In 2014, these include seasoning blends for grilling burgers, Flavour Shot blends of oil and spices, gluten-free recipe mixes, skillet sauces and value-priced grinders. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. In 2014, we have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating.

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

RESULTS OF OPERATIONS - COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2014	2013	2014	2013
Net sales	$1,033.4	$1,002.6	$2,026.8	$1,936.9
Percent increase	3.1%	1.9%	4.6%	2.4%
Gross profit	$412.5	$394.4	$804.0	$756.1
Gross profit margin	39.9%	39.3%	39.7%	39.0%
Sales for the second quarter of 2014 increased by 3.1% over the prior year level and reflected a 3.4% increase from our WAPC acquisition in 2013 partially offset by a 0.3% unfavorable impact from foreign currency exchange rates. Excluding the acquisition and foreign currency impact, our sales were even with the prior year as pricing actions, which added 2.3% to net sales in the second quarter of 2014, were offset by lower volume and product mix, driven by our consumer business.

Sales for the six months ended May 31, 2014, increased by 4.6% over the 2013 level and reflected a 3.8% increase from our WAPC acquisition in 2013 partially offset by a 0.7% unfavorable impact from foreign currency exchange rates. Excluding the acquisition and foreign currency impact, our sales rose by 1.5% over the 2013 first half, as pricing actions contributed 2.0% to our sales but were partially offset by lower volume and product mix.

Gross profit for the second quarter of 2014 increased by $18.1 million, or 4.6%, over the comparable period in 2013, while our gross profit margin improved by 60 basis points over the year ago quarter to 39.9%. This margin improvement was primarily due to our CCI cost savings and increased sales of higher margin products in our industrial business.

Gross profit for the six months ended May 31, 2014 increased by $47.9 million, or 6.3%, over the comparable period in 2013, while our gross profit margin improved by 70 basis points over the first six months of 2013 to 39.7%. This margin improvement was primarily due to our CCI cost savings and increased sales of higher margin products in our industrial business.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2014	2013	2014	2013
Selling, general & administrative expense (SG&A)	$290.8	$278.4	$557.7	$528.1
Percent of net sales	28.1%	27.7%	27.5%	27.2%
SG&A as a percentage of net sales increased by 40 basis points for the second quarter of 2014 as compared to the corresponding period in 2013. Driving the increase in SG&A as a percentage of sales in the second quarter of 2014 over the 2013 level were increased brand marketing support, which was $4.0 million higher in 2014, and higher incentive and selling expenses, partially offset by lower pension expense and the absence of $3.7 million of transaction costs that were incurred in the second quarter of 2013 in connection with our WAPC acquisition. SG&A as a percentage of net sales increased by 30 basis points for the six months ended May 31, 2014, as compared to the corresponding period in 2013. Driving the increase in SG&A as a percentage of sales in the first half of 2014 over the 2013 level were increased brand marketing support, which was $11.1 million higher in 2014, and higher incentive and selling expenses, partially offset by lower pension expense and the absence of $3.7 million of transaction costs that were incurred in the second quarter of 2013 in connection with our WAPC acquisition.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2014	2013	2014	2013
Interest expense	$12.5	$13.5	$24.9	$27.4
Other income, net	0.3	0.8	0.5	1.4
Interest expense was lower in the three and six months ended May 31, 2014 compared to the same periods of the prior year primarily due to the refinancing of long term debt in the second half of 2013. In August 2013, we issued $250 million of 3.50% Notes (at an effective interest rate of 3.30%), the net cash proceeds of which, plus cash on hand, were used to pay off $250 million of 5.25% Notes (at an effective interest rate of 5.54%) that matured in September 2013.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2014	2013	2014	2013
Income from consolidated operations before income taxes	$109.5	$103.3	$221.9	$202.0
Income taxes	31.2	30.6	66.2	58.8
Effective tax rate	28.5%	29.6%	29.8%	29.1%

Income taxes for the six months ended May 31, 2014, included a net of $0.7 million of discrete tax expense items. The components of those discrete tax items, more fully described in note 8, included the following: (i) a tax benefit of $5.8 million associated with the reversal of reserves provided in prior years for uncertain tax benefits and related interest associated with the Company’s settlement of audits by the French taxing authority for the 2007-2013 tax years that occurred in the first six months of 2014; (ii) tax expense of $2.2 million related to prior year audit adjustments agreed as part of the French tax settlement; (iii) tax expense of $3.7 million related to fiscal year 2013 arising from a retroactive change in French tax law enacted in the first quarter of 2014; and (iv) tax expense of $0.6 million associated with an increased valuation allowance associated with prior losses of a non-U.S. subsidiary due to a change in our assessment of the likely realization of those losses. There were no discrete tax items recognized in the quarter ended May 31, 2014.
Income taxes for the six months ended May 31, 2013 include $1.2 million of discrete tax benefits due to the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter. A new law was enacted in 2013 that retroactively granted the credit in 2012. There were no discrete tax items recognized in the quarter ended May 31, 2013.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. In the six months ended May 31, 2014, the appeals process continued, with meetings and submissions of supplemental materials. We believe that we have established appropriate tax accruals under U.S. GAAP for these issues.

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, and the settlement of tax audits. Our effective tax rate, including the effect of the discrete tax items described above, for the six months ended May 31, 2014, was 29.8%, which represents a reduction from the corresponding rate of 31.1% recognized for the first quarter of 2014. The reduction in the effective tax rate for the six months ended May 31, 2014, from that of the first quarter in 2014 resulted primarily from a change in our expected mix of business across tax jurisdictions. Our effective tax rate of 28.5% for the three months ended May 31, 2014, benefited from the cumulative catch up adjustment necessary to reflect the reduction of our estimated annual effective tax rate for the six months ended May 31, 2014 from that estimated for the first three months of 2014.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2014	2013	2014	2013
Income from unconsolidated operations	$6.2	$5.9	$11.3	$11.4
Income from unconsolidated operations for the three and six months ended May 31, 2014 approximated the prior year levels.

The following table outlines the major components of the change in diluted earnings per share from 2013 to 2014:

	Three months ended May 31,	Six months ended May 31,
2013 Earnings per share – diluted	$0.59	$1.16
Higher operating income	0.03	0.09
Impact of interest expense and other income	—	0.01
Impact of effective tax rate	0.01	(0.01)
Impact of lower shares outstanding	0.01	0.02
2014 Earnings per share – diluted	$0.64	$1.27

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
(in millions)
Net sales	$615.0	$591.0	$1,230.3	$1,160.7
Percent increase	4.1%	3.9%	6.0%	5.2%
Operating income	85.8	87.6	180.2	175.3
Operating income margin	14.0%	14.8%	14.6%	15.1%
Our global consumer business grew sales by 4.1% in the second quarter of 2014 as compared to the second quarter of 2013. That growth rate included a 0.2% favorable impact from foreign currency rates and a 5.7% increase from the WAPC acquisition. Excluding the WAPC acquisition and foreign currency impact, global consumer sales declined by 1.8% in the second quarter of 2014, due to lower volume and product mix of 4.5%, partially offset by increased pricing of 2.7%.
In the Americas, consumer sales declined 4.8% in the second quarter of 2014 as compared to the second quarter of 2013. That decline included a 0.9% decrease from unfavorable foreign exchange rates, a 1.9% increase in pricing and a 5.8% decline attributable to lower volume and product mix. In this region, we are addressing some competitive in-roads which began to impact our U.S. business in 2013. During this quarter, we had continued pressure from some smaller brands in the marketplace. However, the pressure was largely focused on certain product groups within our spices and seasonings category and, while our category share was down, the percentage decline was less than in late 2013. Along with early indications of progress with our actions to improve results, the category growth remains healthy for spices and seasonings and recipe mixes based on the latest consumption data.
In the EMEA region, consumer sales increased 7.2% in the second quarter of 2014 as compared to the prior year level, including a favorable impact of 5.5% from foreign exchange rates, 4.3% increase due to pricing actions, partially offset by a 2.6% decrease from lower volumes and product mix. Volume and product mix declined this quarter due in part to pricing actions and the difficult retail environment in markets like the U.K. We continue to invest in brand marketing and product innovation to drive sales of our brands and expect to see improved performance with these initiatives and as consumers adjust to higher pricing.
In the Asia/Pacific region, consumer sales increased 69.9% in the second quarter of 2014, compared to the second quarter of 2013, with a 69.9% increase attributable to the WAPC acquisition and a 6.2% decrease from unfavorable foreign exchange rates. Excluding the acquisition and unfavorable foreign currency impact, consumer sales in the Asia/Pacific region rose 6.2%, driven by higher pricing that contributed 5.4% to the increase and by a 0.8% increase in volume and product mix. In this region, the growth in our base business was led by China, which grew sales by 23%, mainly from new products and expanded distribution. For the Kohinoor brand in India, sales rose slightly in local currency with significantly higher pricing offset by lower volume and product mix in the second quarter of 2014.

For the six months ended May 31, 2014, our global consumer business grew sales by 6.0% over the 2013 level. That increase reflected a 6.3% increase from the WAPC acquisition, partially offset by a 0.3% decrease from unfavorable foreign exchange rates. Excluding the WAPC acquisition and foreign currency impact, global consumer sales for the first six months of 2014 were even with the prior year, with lower volume and product mix reducing sales by 2.4%, offset by pricing actions which added 2.4%.

Second quarter of 2014 operating income for our consumer business decreased $1.8 million, or 2.1%, compared to the second quarter of 2013. This decrease was primarily due to a $3.3 million increase in brand marketing support and less favorable product mix, partially offset by higher pricing, CCI cost savings, and $3.7 million in WAPC acquisition costs recorded in 2013.

For the six months ended May 31, 2014, consumer business operating income increased by $4.9 million, or 2.8% compared to the same period of 2013. The growth in operating income was the result of higher sales, cost savings from CCI and acquisition costs noted above, partially offset by brand marketing support . Brand marketing support for the six months ended May 31, 2014 was $9.3 million above the same period in 2013.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
(in millions)
Net sales	$418.4	$411.6	$796.5	$776.2
Percent increase/(decrease)	1.6%	(0.9)%	2.6%	(1.5)%
Operating income	35.9	28.4	66.1	52.7
Operating income margin	8.6%	6.9%	8.3%	6.8%
During the quarter ended May 31, 2014, our global industrial business grew sales by 1.6% from the second quarter of 2013, which included an unfavorable foreign exchange rate impact of 0.9%. Excluding the impact of foreign currency, global industrial sales increased 2.5% in the second quarter of 2014, with pricing actions that added 1.7% to sales and higher volume and product mix that increased sales by 0.8%.
In the Americas, industrial sales decreased 2.4% during the second quarter of 2014 from the prior year level, which included an unfavorable impact of 1.3% from foreign currency rates. Excluding the impact of foreign currency, lower volume and product mix decreased industrial sales by 2.2%, partially offset by pricing actions which added 1.1% to sales. In this region, demand from quick service restaurants remained weak. We continue to work with our customers to draw restaurant traffic by developing flavors for new menu items. For the second quarter of 2014, branded foodservice sales rose and sales to food manufacturers were relatively even with the year-ago period.

In the EMEA region, our industrial business increased sales in the second quarter of 2014 over the prior year level by 14.2%, which included a favorable foreign currency impact of 2.5%. In local currency, industrial sales increased 11.7% in the second quarter of 2014, with higher volume and product mix contributing 5.3% and pricing actions adding 6.4%. This increase for the second quarter follows a similar growth rate in the first quarter of 2014, reflecting continued success with product innovation and distribution gains, largely with quick service restaurants, and higher pricing in response to material cost increases.

In the Asia/Pacific region, industrial sales increased 6.0% in the second quarter of 2014 compared to the second quarter of 2013, which included an unfavorable foreign exchange rate impact of 4.4%. Excluding the impact of foreign currency, sales increased 10.4%. Favorable volume and product mix increased sales by 12.6%, while lower pricing reduced sales by 2.2%. Volume and product mix in China continues to improve as this market recovers from the sharp year-ago decline from consumer concerns about poultry consumption.

For the six months ended May 31, 2014, total industrial business sales increased 2.6%, which included 1.4% from unfavorable foreign exchange rates. Excluding the impact from foreign currency, the sales increase was 4.0%, driven by favorable volumes and product mix of 2.6% and higher pricing actions of 1.4%.

For the second quarter of 2014, operating income for the industrial business increased by $7.5 million, or 26.4%, compared to the second quarter of 2013, and operating income margin increased to 8.6% for second quarter of 2014 compared to 6.9% for the same period last year. Higher sales, together with CCI cost savings and increased margins within the product portfolio, drove this performance. This increase compares to a decline of 13.1% in industrial business operating income in the second quarter of 2013 compared to the second quarter of 2012 that related to lower sales, an unfavorable mix of business and a year-on-year increase in retirement benefit expense.

For the six months ended May 31, 2014, industrial business operating income increased by $13.4 million, or 25.4%, and operating income margin was 150 basis points higher than the first half of 2013. The increase in operating income was due to the same factors noted for the second quarter above.

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
The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2014	May 31, 2013	November 30, 2013
Notional value	$166.6	$179.6	$204.9
Unrealized (loss) gain	(0.6)	1.3	(0.5)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of May 31, 2014, we had a total of $100 million notional value of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $9.8 million accumulated gain as of May 31, 2014, compared to a $12.2 million accumulated gain as of November 30, 2013. The change in fair values is due to changes in interest rates and the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2014, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2013.

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

This non-GAAP measure may be considered in addition to results prepared in accordance with GAAP, but it should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide this non-GAAP financial measure as part of our future earnings discussions and, therefore, the inclusion of this non-GAAP financial measure will provide consistency in our financial reporting. A reconciliation of this non-GAAP measure to GAAP financial results is provided below for the year ended November 30, 2013 (in millions):

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

We define adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. Information with respect to special charges and the loss on voluntary pension settlement, both of which were recognized in the fourth quarter of 2013, is contained in notes 3 and 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2013. The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended May 31, 2014, May 31, 2013 and November 30, 2013 ($ in millions):

	May 31, 2014	May 31, 2013	Nov 30, 2013
Net income	$401.4	$407.5	$389.0
Special charges and the loss on voluntary pension settlement	40.3	—	40.3
Depreciation and amortization	107.8	103.9	106.0
Interest expense	50.8	54.5	53.3
Income tax expense	141.0	137.8	133.6
Adjusted EBITDA	$741.3	$703.7	$722.2

Total debt	$1,325.2	$1,326.3	$1,233.1

Total debt/Adjusted EBITDA	1.79	1.88	1.71

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2014	2013
	(in millions)
Net cash provided by operating activities	$182.1	$132.7
Net cash used in investing activities	(46.7)	(149.4)
Net cash (used in) provided by financing activities	(113.8)	5.6
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2014, cash flow from operations was $49.4 million higher than the same period of 2013. Most of this increase was due to lower pension contributions and higher collections of trade accounts receivable in the first six months of 2014 as compared to the same period last year. During the six months ended May 31, 2014, we contributed $11.3 million to our pension plans, or $26.4 million less than the $37.7 million contributed in the corresponding period in 2013. The funding for our U.S. pension plan is currently within company guidelines and a contribution was not made during the first half of 2014.
Investing Cash Flow – The decrease in net cash used in investing activities was mainly due a decrease in the acquisition of businesses. In the second quarter of 2013, we made an initial payment of $116.7 million towards the total purchase price of the assets of WAPC (see note 2 for additional information). We spent $47.4 million on capital expenditures in the first six months of 2014, compared to $34.6 million for the same period last year. Capital expenditures for fiscal year 2014 are expected to be $120 million to $130 million.
Financing Cash Flow – The $119.4 million decrease in net cash (used in) provided by financing activities in the first six months of 2014, when compared to the prior year level, is primarily due to an decrease in net short-term borrowings and an increase in share repurchase activity. In the first half of 2014, we increased short-term borrowings by $94.3 million compared to an increase in short-term borrowings of $158.9 million for the same period last year.
The following table outlines the activity in our share repurchase program for the six months ended May 31 (in millions):

	2014	2013
Number of shares of common stock repurchased	1.9	1.4
Dollar amount	$126.3	$92.1
As of May 31, 2014, $234 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.
During the six months ended May 31, 2014, we received proceeds of $16.1 million from exercised options compared to $29.8 million received in the first six months of last year. We increased dividends paid to $96.7 million for the first six months of 2014 compared to $90.1 million in the same period last year. Dividends paid in the first quarter of 2014 were declared on November 26, 2013.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended May 31, 2014, May 31, 2013 and November 30, 2013:

	May 31, 2014	May 31, 2013	November 30, 2013
Total debt/Adjusted EBITDA	1.79	1.88	1.71

Our ratio of total debt to adjusted EBITDA of 1.79 as of May 31, 2014 is lower than the ratio of 1.88 as of May 31, 2013, reflecting an increase in adjusted EBITDA principally as a result of special charges and the loss on voluntary pension settlement.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2014, we temporarily used $109.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2013, we temporarily used $110.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2014 and May 31, 2013 were $376.6 million and $388.3 million, respectively. Total average debt outstanding for the six months ended May 31, 2014 and May 31, 2013 was $1,381.6 million and $1,393.3 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2014, the exchange rates for the Euro, the British pound sterling and the Polish zloty were higher than at May 31, 2013. At May 31, 2014, the exchange rate for the Euro, the British pound sterling and the Polish zloty were slightly higher than at November 30, 2013.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2014 to March 31, 2014	CS – 22,527	$71.19	22,527	$269	million
	CSNV – 486,895	$67.25	486,895
April 1, 2014 to April 30, 2014	CS – 0	$—	—	$251	million
	CSNV – 247,000	$70.98	247,000
May 1, 2014 to May 31, 2014	CS – 0	$—	—	$234	million
	CSNV – 247,000	$71.10	247,000
Total	CS – 22,527	$71.19	22,527	$234	million
	CSNV – 980,895	$69.16	980,895
As of May 31, 2014, $234 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. There is no expiration date for this repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2014, we issued 198,901 shares of CSNV in exchange for shares of CS and issued 4,778 shares of CS in exchange for shares of CSNV.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

(ix)
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
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick's Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013.*

(x)
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

(xv)
Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

June 27, 2014	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

June 27, 2014	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller