Form 10-Q
period 2014-08-31
MCCORMICK & CO INC
filed 2014-10-02
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2014
Common Stock	12,034,214
Common Stock Non-Voting	117,110,252

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Net sales	$1,042.8	$1,016.4	$3,069.6	$2,953.4
Cost of goods sold	622.7	608.8	1,845.5	1,789.8
Gross profit	420.1	407.6	1,224.1	1,163.6
Selling, general and administrative expense	260.5	259.2	818.2	787.2
Special charges	2.3	—	2.3	—
Operating income	157.3	148.4	403.6	376.4
Interest expense	12.4	14.0	37.3	41.4
Other income, net	0.3	0.3	0.8	1.7
Income from consolidated operations before income taxes	145.2	134.7	367.1	336.7
Income taxes	31.1	35.3	97.3	94.0
Net income from consolidated operations	114.1	99.4	269.8	242.7
Income from unconsolidated operations	8.8	5.0	20.1	16.3
Net income	$122.9	$104.4	$289.9	$259.0
Earnings per share – basic	$0.95	$0.79	$2.22	$1.96
Average shares outstanding – basic	129.6	132.1	130.3	132.2
Earnings per share – diluted	$0.94	$0.78	$2.21	$1.94
Average shares outstanding – diluted	130.6	133.5	131.3	133.7
Cash dividends paid per share	$0.37	$0.34	$1.11	$1.02
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Net income	$122.9	$104.4	$289.9	$259.0
Net income attributable to non-controlling interest	0.4	0.2	2.1	1.1
Other comprehensive income (loss):
Unrealized components of pension plans	4.9	8.5	12.8	30.6
Currency translation adjustments	(43.0)	(7.8)	(38.9)	(53.6)
Change in derivative financial instruments	1.3	5.3	1.3	13.0
Deferred taxes	(1.6)	(5.5)	(4.5)	(13.8)
Comprehensive income	$84.9	$105.1	$262.7	$236.3

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2014	August 31, 2013	November 30, 2013
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$93.8	$146.8	$63.0
Trade accounts receivables, net	476.8	462.4	495.5
Inventories
Finished products	327.0	312.6	304.6
Raw materials and work-in-process	378.6	328.2	372.3
	705.6	640.8	676.9
Prepaid expenses and other current assets	132.6	120.9	134.8
Total current assets	1,408.8	1,370.9	1,370.2
Property, plant and equipment	1,460.7	1,368.2	1,407.7
Less: accumulated depreciation	(881.9)	(818.5)	(831.1)
Property, plant and equipment, net	578.8	549.7	576.6
Goodwill	1,769.1	1,756.4	1,798.5
Intangible assets, net	336.5	347.5	333.4
Investments and other assets	378.9	328.5	371.0
Total assets	$4,472.1	$4,353.0	$4,449.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$352.2	$107.9	$211.6
Current portion of long-term debt	1.2	252.1	2.5
Trade accounts payable	338.8	324.7	387.3
Other accrued liabilities	385.4	369.6	461.7
Total current liabilities	1,077.6	1,054.3	1,063.1
Long-term debt	1,014.3	1,018.6	1,019.0
Other long-term liabilities	410.2	482.6	419.9
Total liabilities	2,502.1	2,555.5	2,502.0
Shareholders’ Equity
Common stock	363.3	348.7	352.8
Common stock non-voting	625.2	606.4	609.6
Retained earnings	993.6	1,011.9	970.4
Accumulated other comprehensive loss	(29.6)	(183.6)	(0.3)
Non-controlling interests	17.5	14.1	15.2
Total shareholders’ equity	1,970.0	1,797.5	1,947.7
Total liabilities and shareholders’ equity	$4,472.1	$4,353.0	$4,449.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2014	2013
Cash flows from operating activities
Net income	$289.9	$259.0
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	78.1	76.9
Stock-based compensation	15.1	16.1
Income from unconsolidated operations	(20.1)	(16.3)
Changes in operating assets and liabilities	(99.8)	(111.7)
Dividends from unconsolidated affiliates	12.6	3.4
Net cash flow provided by operating activities	275.8	227.4
Cash flows from investing activities
Acquisition of business	—	(130.0)
Capital expenditures	(78.0)	(54.0)
Proceeds from sale of property, plant and equipment	0.8	2.0
Net cash flow used in investing activities	(77.2)	(182.0)
Cash flows from financing activities
Short-term borrowings, net	139.7	(31.8)
Long-term debt borrowings	—	246.2
Long-term debt repayments	(1.4)	(1.2)
Proceeds from exercised stock options	19.2	32.8
Common stock acquired by purchase	(178.4)	(92.1)
Dividends paid	(144.7)	(135.0)
Net cash flow (used in) provided by financing activities	(165.6)	18.9
Effect of exchange rate changes on cash and cash equivalents	(2.2)	3.5
Increase in cash and cash equivalents	30.8	67.8
Cash and cash equivalents at beginning of period	63.0	79.0
Cash and cash equivalents at end of period	$93.8	$146.8
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
The results of consolidated operations for the three and nine month periods ended August 31, 2014 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2013.

Reclassification

To conform to our current year presentation, inventories of $16.2 million have been reclassified from Finished products to Raw materials and work-in-process in our condensed consolidated balance sheet at August 31, 2013. The effect of this reclassification is not material to the condensed consolidated financial statements.
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
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (loss) either in the notes or parenthetically on the face of the income statement. We adopted this new accounting pronouncement with our first quarter of 2014 and have included the necessary disclosures in note 10, Accumulated Other Comprehensive Loss, in this filing. There was no impact on our financial statements from adoption, other than the additional disclosures.

2.	ACQUISITIONS

On May 31, 2013, we completed the purchase of the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. This acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. WAPC is included in our consumer business segment from the date of acquisition. At the time of acquisition, annual sales of WAPC were approximately $122 million. During the second quarter of 2014, we completed the final valuation of the assets of WAPC which resulted in $26.9 million allocated to tangible net assets, $46.1 million allocated to other intangible assets and $71.8 million allocated to goodwill. The completion of the final valuation did not result in material changes to our consolidated income statement or our consolidated balance sheet from our preliminary purchase price allocation.
Proforma financial information for this acquisition has not been presented because the financial impact is not material.

3.	SPECIAL CHARGES

In the fourth quarter 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions include the closure of our current sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to streamline selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland. As we announced in the fourth quarter of 2013, we expect to record a total of approximately $27 million of cash and non-cash charges related to this reorganization.

In the fourth quarter of 2013, we recorded $25.0 million of special charges related to this reorganization. During the third quarter of 2014, we recorded an additional $1.0 million of special charges related to this reorganization, consisting of employee severance of $0.5 million and other cash exit costs of $0.5 million. We expect to record the remaining special charges and to complete the actions by 2015. We expect cash expenditures to implement these actions to approximate $19 million, with the bulk of the spending occurring in 2014 and early 2015, and to realize related annual cost savings of approximately $10 million by 2015. Of the $25.0 million of special charges recognized in 2013, $15.9 million related to employee severance, $6.4 million to asset write-downs, and $2.7 million to other exit costs. The $6.4 million asset write-down in 2013 related to an impairment charge for the reduction in the value of our Silvo brand name in The Netherlands.

Of the $25.0 million of special charges recorded in 2013, $22.2 million have been recorded in the consumer business segment and $2.8 million have been recorded in the industrial business segment. The $1.0 million of special charges recognized in the third quarter of 2014 related to the EMEA reorganization have been recorded in the consumer business segment.

The following table outlines the major components of accrual balances relating to the special charges associated with the EMEA reorganization as of November 30, 2013 and August 31, 2014 (in millions):

	Employee severance	Other exit costs	Total
Balance as of November 30, 2013	$15.9	$2.7	$18.6
Special charges	0.5	0.5	1.0
Amounts utilized	(6.1)	(1.7)	(7.8)
Balance as of August 31, 2014	$10.3	$1.5	$11.8
Also during the third quarter of 2014, we recorded special charges in the amount of $1.3 million, principally related to employee severance, to realign certain manufacturing operations in the U.S. industrial business. We expect that this action will be completed by 2015 and, upon completion, generate annual savings of approximately $2.3 million.

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
As of August 31, 2014, the maximum time frame for our foreign exchange forward contracts is 15 months. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.2 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$7.3
Foreign exchange contracts	Other current assets	105.9	1.6	Other accrued liabilities	$104.6	$0.8
Total			$8.9			$0.8

As of August 31, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$11.5
Foreign exchange contracts	Other current assets	57.5	1.4	Other accrued liabilities	$66.0	$1.0
Total			$12.9			$1.0

As of November 30, 2013	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$12.2
Foreign exchange contracts	Other current assets	79.2	1.1	Other accrued liabilities	$125.7	$1.6
Total			$13.3			$1.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine month periods ended August 31, 2014 and 2013 (in millions):

Fair Value Hedges
Derivative	Income statement location	Expense
		For the three months ended August 31, 2014	For the three months ended August 31, 2013	For the nine months ended August 31, 2014	For the nine months ended August 31, 2013
Interest rate contracts	Interest expense	$1.3	$1.2	$3.8	$3.7

Cash Flow Hedges –
For the three months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2014	2013		2014	2013
Interest rate contracts	$—	$4.7	Interest expense	$—	$(0.3)
Foreign exchange contracts	1.1	0.2	Cost of goods sold	(0.3)	0.3
Total	$1.1	$4.9		$(0.3)	$—

Cash Flow Hedges –
For the nine months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2014	2013		2014	2013
Interest rate contracts	$—	$9.2	Interest expense	$(0.1)	$(1.0)
Foreign exchange contracts	0.6	2.3	Cost of goods sold	(0.8)	(0.4)
Total	$0.6	$11.5		$(0.9)	$(1.4)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$93.8	$93.8	$—	$—
Insurance contracts	103.3	—	103.3	—
Bonds and other long-term investments	8.2	8.2	—	—
Interest rate derivatives	7.3	—	7.3	—
Foreign currency derivatives	1.6	—	1.6	—
Total	$214.2	$102.0	$112.2	$—
Liabilities
Foreign currency derivatives	$0.8	$—	$0.8	$—

		August 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$146.8	$146.8	$—	$—
Insurance contracts	84.3	—	84.3	—
Bonds and other long-term investments	13.0	13.0	—	—
Interest rate derivatives	11.5	—	11.5	—
Foreign currency derivatives	1.4	—	1.4	—
Total	$257.0	$159.8	$97.2	$—
Liabilities
Foreign currency derivatives	$1.0	$—	$1.0	$—

		November 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$63.0	$63.0	$—	$—
Insurance contracts	90.1	—	90.1	—
Bonds and other long-term investments	13.3	13.3	—	—
Interest rate derivatives	12.2	—	12.2	—
Foreign currency derivatives	1.1	—	1.1	—
Total	$179.7	$76.3	$103.4	$—
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6	$—
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

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, 2014 and 2013 (in millions):

	United States		International
	2014	2013	2014	2013
Defined benefit plans
Service cost	$5.0	$5.8	$2.0	$2.2
Interest costs	7.7	7.8	3.4	3.1
Expected return on plan assets	(9.7)	(10.4)	(4.7)	(4.2)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	3.0	7.4	1.2	1.3
Total pension expense	$6.0	$10.6	$2.0	$2.5

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, 2014 and 2013 (in millions):

	United States		International
	2014	2013	2014	2013
Defined benefit plans
Service cost	$15.0	$17.4	$5.9	$6.7
Interest costs	23.3	23.4	10.3	9.5
Expected return on plan assets	(29.1)	(31.0)	(14.1)	(12.9)
Amortization of prior service costs	—	—	0.3	0.3
Recognized net actuarial loss	8.9	22.1	3.5	4.2
Total pension expense	$18.1	$31.9	$5.9	$7.8
During the nine months ended August 31, 2014 and 2013, we contributed $14.0 million and $40.1 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2013 were $42.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Other postretirement benefits
Service cost	$1.0	$1.3	$2.8	$3.8
Interest costs	1.0	1.0	3.1	3.0
Amortization of prior service costs	—	(0.3)	—	(0.9)
Amortization of losses	—	0.3	—	1.0
Total other postretirement expense	$2.0	$2.3	$5.9	$6.9

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our mid-term incentive program (MTIP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Stock-based compensation expense	$3.0	$3.6	$15.1	$16.1
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

	2014	2013
Risk-free interest rates	0.1 - 2.7%	0.1 - 1.8%
Dividend yield	2.1%	1.9%
Expected volatility	15.6 - 20.1%	14.5 - 20.6%
Expected lives (in years)	5.8	6.2
The following is a summary of all stock option activity for the nine months ended August 31, 2014 and 2013:

	2014		2013
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.6	$47.73	5.1	$40.06
Granted	1.1	71.12	0.9	71.60
Exercised	(0.6)	35.93	(1.0)	32.59
Outstanding at end of the period	5.1	$54.02	5.0	$47.28
Exercisable at end of the period	3.0	$45.55	3.0	$39.68
As of August 31, 2014 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $82.5 million and for options currently exercisable was $73.4 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2014 and 2013 was $20.9 million and $35.4 million, respectively.
The following is a summary of all of our RSU activity for the nine months ended August 31, 2014 and 2013:

	2014		2013
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	161	$60.86	192	$49.65
Granted	180	71.15	89	71.60
Vested	(93)	62.57	(113)	51.09
Forfeited	(5)	69.05	(3)	55.16
Outstanding at end of period	243	$67.66	165	$60.64

The following is a summary of the MTIP award activity for the nine months ended August 31, 2014 and 2013:

	2014		2013
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	334	$51.73	240	$46.63
Granted	105	69.04	94	64.74
Vested	(118)	44.47	—	—
Forfeited	(2)	44.47	—	—
Outstanding at end of period	319	$60.15	334	$51.73

8.	INCOME TAXES

During the three and nine months ended August 31, 2014, we reversed previously provided reserves for uncertain tax benefits and related interest of $0.8 million, principally as a result of statute of limitation expirations. Additionally, during the nine months ended August 31, 2014, we reached a settlement with respect to the French taxing authority’s audits of the 2007-2013 tax years. In connection with that settlement, we reversed previously provided reserves for uncertain tax benefits and related interest of $5.8 million in the first quarter of 2014. Other than additions for current year tax positions and for the previously described reversals, there were no significant changes to unrecognized tax benefits during the three and nine months ended August 31, 2014.

Income tax expense for the three months ended August 31, 2014 included discrete tax benefits of $6.2 million. The principal components of those discrete tax benefits recognized in the third quarter of 2014 included the following: (i) the reversal of previously provided reserves for uncertain tax benefits and related interest in the amount of $0.8 million, described above; (ii) the reversal of international tax expense in the amount of $3.7 million related to fiscal 2013, recorded earlier in 2014 as a result of a retroactive change in French tax law enacted in the first quarter of 2014 (during the third quarter of 2014, final legislative guidance on that French tax law change was issued, which resulted in our reversal of previously provided expense); and (iii) a $1.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax returns.

Income tax expense for the nine months ended August 31, 2014 included discrete tax benefits of $5.5 million. In addition to the $6.6 million aggregate tax benefit recognized in the first nine months of 2014 associated with the reversal of previously provided reserves for uncertain tax benefits and related interest, described in the initial paragraph of this Note 8, the following represent the significant discrete tax items recognized in the first nine months of 2014: (i) international tax expense of $2.2 million related to prior year adjustments agreed as part of the French tax settlement previously described; and (ii) a $1.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax returns.
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
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. During 2014, the appeals process continued, with meetings and submission of supplemental materials. We believe that we have established appropriate tax accruals under U.S. GAAP for these issues.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Average shares outstanding – basic	129.6	132.1	130.3	132.2
Effect of dilutive securities:
Stock options/RSUs/MTIP	1.0	1.4	1.0	1.5
Average shares outstanding – diluted	130.6	133.5	131.3	133.7

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2014 and 2013 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Anti-dilutive securities	1.9	0.9	1.5	0.5

The following table sets forth the common stock activity for the nine months ended August 31, 2014 and 2013 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Shares issued under stock option, employee stock purchase plans and RSUs	0.1	0.1	0.7	0.9
Shares repurchased in connection with the stock repurchase program	0.7	—	2.6	1.4
As of August 31, 2014, $181 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable (in millions):

	August 31, 2014	August 31, 2013	November 30, 2013
Foreign currency translation adjustment	$126.8	$112.7	$165.7
Unrealized gain (loss) on foreign currency exchange contracts	0.3	0.4	(0.3)
Unamortized value of settled interest rate swaps	2.4	2.4	2.0
Pension and other postretirement costs	(159.1)	(299.1)	(167.7)
Accumulated other comprehensive loss	$(29.6)	$(183.6)	$(0.3)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and nine months ended August 31, 2014 and 2013 (in millions):

	Three months ended August 31,		Nine months ended August 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2014	2013	2014	2013
Losses on cash flow hedges:
Interest rate derivatives	—	$(0.3)	$(0.1)	$(1.0)	Interest expense
Foreign exchange contracts	$(0.3)	0.3	(0.8)	(0.4)	Cost of goods sold
Total before tax expense	(0.3)	—	(0.9)	(1.4)
Tax effect	0.1	—	0.3	0.4	Income taxes
Net, after tax	$(0.2)	$—	$(0.6)	$(1.0)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$(0.2)	$0.3	$(0.6)	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	4.2	9.0	12.4	27.3	SG&A expense/ Cost of goods sold
Total before tax expense	4.3	8.8	12.7	26.7
Tax effect	(1.4)	(3.0)	(4.3)	(9.1)	Income taxes
Net, after tax	$2.9	$5.8	$8.4	$17.6

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
We measure segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.

	Consumer	Industrial	Total
		(in millions)
Three months ended August 31, 2014
Net sales	$621.9	$420.9	$1,042.8
Operating income excluding special charges	122.1	37.5	159.6
Income from unconsolidated operations	8.1	0.7	8.8

Three months ended August 31, 2013
Net sales	$612.4	$404.0	$1,016.4
Operating income	118.7	29.7	148.4
Income from unconsolidated operations	4.0	1.0	5.0
	Consumer	Industrial	Total
		(in millions)
Nine months ended August 31, 2014
Net sales	$1,852.2	$1,217.4	$3,069.6
Operating income excluding special charges	302.3	103.6	405.9
Income from unconsolidated operations	19.0	1.1	20.1

Nine months ended August 31, 2013
Net sales	$1,773.2	$1,180.2	$2,953.4
Operating income	294.0	82.4	376.4
Income from unconsolidated operations	13.8	2.5	16.3

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows:

(millions)	Three months ended August 31, 2014	Nine months ended August 31, 2014
Operating income	$157.3	$403.6
Add: Special charges	2.3	2.3
Operating income excluding special charges	$159.6	$405.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2014, sales are projected to grow 3% to 5% in local currency, driven by higher volumes, pricing and the incremental impact of the WAPC acquisition in the first half of the year (see note 2 of the financial statements for additional information). Operating income in 2014 is expected to exceed operating income in 2013. Operating income was $550.5 million in fiscal year 2013. Excluding special charges of $25.0 million related to reorganization activities in the EMEA region and a $15.3 million loss on a voluntary pension settlement, both of which were recorded in the fourth quarter of 2013, adjusted operating income in 2013 was $590.8 million. During the three and nine months ended August 31, 2014, we recorded special charges of $2.3 million, of which $1.0 million related to the EMEA reorganization announced in the prior year and $1.3 million related to the consolidation of certain manufacturing operations in the U.S. industrial business. Due in large part to higher sales and CCI cost savings, adjusted operating income (excluding special charges) is projected to increase 4% to 5% in 2014 when compared to adjusted operating income in 2013. Adjusted diluted earnings per share (excluding $0.01 of special charges) are projected to be between $3.30 and $3.37 in 2014. This compares to diluted earnings per share of $2.91 in 2013. Excluding the earnings per share impact of the aforementioned special charges and loss on voluntary pension settlement, adjusted diluted earnings per share in 2013 was $3.13. The projected increase in adjusted diluted earnings per share in 2014, when compared to adjusted diluted earnings per share in 2013, is 5% to 8%.
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
In 2013, 9% of sales came from new products launched in the past three years. For our consumer business, innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value priced flavors. In 2014, these include seasoning blends for grilling burgers, Flavour Shot blends of oil and spices, gluten-free recipe mixes, skillet sauces and value-priced grinders. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. In 2014, we have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating. We founded the McCormick Science Institute in 2007 to fund the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits.

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
Cost Savings from CCI – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $63 million in fiscal year 2013, of which $48 million lowered cost of goods sold. In 2014, CCI-related cost savings are expected to reach at least $50 million, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the low single-digit range in 2014, compared to approximately 3% in 2013. We anticipate the 2014 impact of material cost inflation will be offset largely by the cost savings from our CCI program.

RESULTS OF OPERATIONS - COMPANY

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2014	2013	2014	2013
Net sales	$1,042.8	$1,016.4	$3,069.6	$2,953.4
Percent increase	2.6%	4.0%	3.9%	3.0%
Gross profit	$420.1	$407.6	$1,224.1	$1,163.6
Gross profit margin	40.3%	40.1%	39.9%	39.4%
Sales for the third quarter of 2014 increased by 2.6% over the prior year level and include a 0.6% favorable impact from foreign currency exchange rates. Excluding the foreign currency impact, our sales increased 2.0% over the prior year level as pricing actions added 1.5% and higher volume and product mix, driven by our industrial business, increased net sales by 0.5%.

Sales for the nine months ended August 31, 2014, increased by 3.9% over the 2013 level. As described in note 2, we acquired WAPC on May 31, 2013. As a result, the incremental impact of the WAPC acquisition on our results for the nine months ended August 31, 2014, represents WAPC sales for the first six months of 2014, which contributed 2.5% to our sales growth for the first nine months of 2014. Excluding the incremental impact of the WAPC acquisition and a 0.3% unfavorable foreign currency impact, our sales rose by 1.7% over the first nine months of 2013, as pricing actions contributed 1.9% to our sales but were partially offset by lower volume and product mix of 0.2%.

Gross profit for the third quarter of 2014 increased by $12.5 million, or 3.1%, over the comparable period in 2013, while our gross profit margin improved by 20 basis points over the year ago quarter to 40.3%. This margin improvement was primarily due to our CCI cost savings and increased sales of higher margin products in our industrial business, partially offset by a shift in business mix to lower margin international sales.

Gross profit for the nine months ended August 31, 2014 increased by $60.5 million, or 5.2%, over the comparable period in 2013, while our gross profit margin improved by 50 basis points over the first nine months of 2013 to 39.9%. This margin improvement was primarily due to our CCI cost savings and increased sales of higher margin products in our industrial business, partially offset by a shift in business mix to lower margin international sales.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2014	2013	2014	2013
Selling, general & administrative expense (SG&A)	$260.5	$259.2	$818.2	$787.2
Percent of net sales	25.0%	25.5%	26.7%	26.7%
SG&A as a percentage of net sales decreased by 50 basis points for the third quarter of 2014 as compared to the corresponding period in 2013. Driving the decrease in SG&A as a percentage of sales in the third quarter of 2014 from the 2013 level were lower pension and selling expenses, partially offset by increased brand marketing support, which was $2.4 million higher in 2014. SG&A as a percentage of net sales for the nine months ended August 31, 2014 equaled that of the corresponding period in 2013. Brand marketing support for the nine months ended August 31, 2014 was $13.5 million higher than that for the same period in 2013. This was offset by lower pension and selling expenses in 2014 versus the same period last year and the absence of $4.1 million of transaction costs that were incurred in 2013 in connection with our WAPC acquisition.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2014	2013	2014	2013
Interest expense	$12.4	$14.0	$37.3	$41.4
Other income, net	0.3	0.3	0.8	1.7
Interest expense in the three and nine months ended August 31, 2014 decreased compared to the corresponding periods in 2013 primarily due to the refinancing of long term debt in the second half of 2013. In August 2013, we issued $250 million of 3.50% Notes (at an effective interest rate of 3.30%), the net cash proceeds of which, plus cash on hand, were used to pay off $250 million of 5.25% Notes (at an effective interest rate of 5.54%) that matured in September 2013.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2014	2013	2014	2013
Income from consolidated operations before income taxes	$145.2	$134.7	$367.1	$336.7
Income taxes	31.1	35.3	97.3	94.0
Effective tax rate	21.4%	26.2%	26.5%	27.9%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, and the settlement of tax audits.
Income tax expense for the three months ended August 31, 2014 included discrete tax benefits of $6.2 million. The principal components of those discrete tax benefits recognized in the third quarter of 2014 included the following: (i) the reversal of previously provided reserves for uncertain tax benefits and related interest in the amount of $0.8 million, principally as a result of statute of limitation expirations; (ii) the reversal of international tax expense in the amount of $3.7 million related to fiscal 2013, initially recorded in the first quarter of 2014 as a result of a retroactive change in French tax law enacted in the first quarter of 2014, but reversed in the third quarter of 2014 when final legislative guidance on that retroactive French tax law was issued that allowed us to conclude this additional tax would no longer be required; and (iii) a $1.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax returns.
Income tax expense for the nine months ended August 31, 2014 included discrete tax benefits of $5.5 million. The principal components of those discrete tax benefits recognized in the first nine months of 2014 included the following: (i) the reversal of previously provided reserves for uncertain tax benefits and related interest in the amount of $0.8 million, principally as a result of statute of limitation expirations; (ii) a $5.8 million benefit related to the reversal of previously provided reserves for uncertain tax benefits and related interest recognized in connection with our settlement with respect to the French taxing authority’s audits of the 2007-2013 tax years in the first quarter of 2014; (iii) a $1.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax returns; less (iv) international tax expense of $2.2 million related to prior year adjustments agreed as part of the previously described French tax settlement.
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
Income taxes for the nine months ended August 31, 2013 included a total of $4.5 million of discrete tax benefits due to the previously described reversal of the valuation allowance in the third quarter of 2013 and the recognition of a 2012 U.S. research tax credit, which was recorded in the first quarter of 2013. A new law was enacted in the first quarter of 2013 that retroactively granted the credit for 2012.
Our effective tax rate, including the effect of the discrete tax items described above, for the nine months ended August 31, 2014, was 26.5%, which represents a reduction from the corresponding rate of 29.8% recognized for the first half of 2014. The reduction in the effective tax rate for the nine months ended August 31, 2014, from that of the first half of 2014 resulted primarily from a change in our expected mix of business across tax jurisdictions as well as from the additional discrete tax benefits described above that were recognized in the third quarter of 2014.
In addition to the discrete tax items described above, our effective tax rate of 21.4% for the three months ended August 31, 2014, benefited from the cumulative catch up adjustment necessary to reflect the reduction of our estimated annual effective tax rate for the nine months ended August 31, 2014 from that estimated for the first six months of 2014. That adjustment included the reversal of the higher taxes provided during the first six months of 2014, initially recorded in response to the change in French tax law, but reversed in the third quarter of 2014 when final legislative guidance on that retroactive French tax law was issued that allowed us to conclude this additional tax would no longer be required. For the year ended November 30, 2014, we are projecting our effective tax rate to be approximately 27%.
In 2010, the Internal Revenue Service (IRS) commenced an examination of our U.S. federal income tax return for the 2007 and 2008 tax years. During the course of the examination, we have held discussions with the IRS on certain issues and, in October 2012, we received proposed adjustments for these tax years. In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on these proposed adjustments. We disagree with certain of the proposed adjustments and, in December 2012, we filed a protest to initiate the IRS administrative appeals process. In the nine months ended August 31, 2014, the appeals process continued, with meetings and submissions of supplemental materials. We believe that we have established appropriate tax accruals under U.S. GAAP for these issues.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2014	2013	2014	2013
Income from unconsolidated operations	$8.8	$5.0	$20.1	$16.3
Income from unconsolidated operations for both the three and nine months ended August 31, 2014 were $3.8 million higher than the corresponding periods for 2013. This increase was attributable to our joint venture in Mexico, which, in addition to higher sales, transferred into a new more efficient manufacturing facility in 2014. This joint venture's performance in 2013 was negatively impacted by costs incurred in 2013 that related to that relocation.
The following table outlines the major components of the change in diluted earnings per share from 2013 to 2014:

	Three months ended August 31,	Nine months ended August 31,
2013 Earnings per share – diluted	$0.78	$1.94
Impact of special charges	(0.01)	(0.01)
Higher operating income	0.06	0.16
Impact of lower effective tax rate	0.05	0.04
Higher unconsolidated income	0.03	0.03
Impact of lower shares outstanding	0.02	0.04
Lower interest expense and other income	0.01	0.01
2014 Earnings per share – diluted	$0.94	$2.21

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
(in millions)
Net sales	$621.9	$612.4	$1,852.2	$1,773.2
Percent increase	1.5%	7.8%	4.5%	6.1%
Operating income, excluding special charges	122.1	118.7	302.3	294.0
Operating income margin, excluding special charges	19.6%	19.4%	16.3%	16.6%
As compared to the third quarter of 2013, our global consumer business grew sales by 1.5% in the third quarter of 2014, which included a 0.6% favorable impact from foreign currency rates. Excluding the foreign currency impact, global consumer sales increased by 0.9% in the third quarter of 2014, due to higher pricing of 1.7%, partially offset by lower volume and product mix of 0.8%. Included in the comparison to prior year sales is the impact of a shift in sales from the fourth quarter into the third quarter of 2013 due to retailer purchases in a stronger response to the holiday display program and in advance of the pricing action taken last year.
In the Americas, consumer sales declined 1.2% in the third quarter of 2014 as compared to the third quarter of 2013. That decline included a 0.4% decrease from unfavorable foreign exchange rates, a 1.4% increase in pricing and a 2.2% decline attributable to lower volume and product mix. In this region, we are addressing competitive activity with new products and increased brand marketing, as well as actions to “win at retail.”
We believe that the Americas decline in volume and product mix for the third quarter of 2014 includes an unfavorable shift in sales when compared to 2013. As in prior years, McCormick offered retailers a holiday display program to encourage early in-store display and merchandising of holiday products. While we expect another year of comparable holiday display activity in 2014, retailer purchases appear to be more skewed toward the fourth quarter of 2014 than in 2013. We estimate that this shift had an unfavorable impact on consumer sales in the Americas in the third quarter of 2014 of approximately 5%, or $20 million. In the third quarter of 2013, we estimated that retailer purchases in a stronger response to the holiday display program and in advance of an announced fourth quarter 2013 pricing increase shifted approximately $30 million in 2013 sales from the fourth quarter into the third quarter, as compared to the comparable periods in 2012. Third quarter 2014 sales related to our holiday display program were approximately $10 million higher than in the third quarter of 2012, which, like 2014, had no announced fourth quarter pricing increase.
In the EMEA region, consumer sales increased 6.0% in the third quarter of 2014 as compared to the prior year level and included a favorable impact of 4.4% from foreign exchange rates and a 2.1% increase due to pricing actions, partially offset by a 0.5% decrease from lower volumes and product mix. Volume and product mix was down slightly this quarter as growth from product innovation and expanded distribution was offset by competitive conditions in this region.
In the Asia/Pacific region, consumer sales increased 9.7% in the third quarter of 2014, compared to the third quarter of 2013, with a 1.0% decrease from unfavorable foreign exchange rates. Excluding the unfavorable foreign currency impact, consumer sales in the Asia/Pacific region rose 10.7%, driven by a 7.8% increase in volume and product mix and a 2.9% increase from higher pricing. In this region, the growth in our base business (which includes WAPC for the third quarter) was led by 16% sales growth in China, with strength in core products along with sales of our squeeze pouch ketchup and other new products. The higher pricing this quarter comes from India and relates to basmati rice costs. While the impact of this higher pricing was partially offset by lower volume and product mix, the net impact was a double-digit increase in sales in India during the third quarter of 2014 over the prior year level.

For the nine months ended August 31, 2014, our global consumer business grew sales by 4.5% over the 2013 level. That increase reflected a 4.1% increase from the WAPC acquisition, which we acquired on May 31, 2013. Excluding the incremental sales of WAPC acquisition for the first six months of 2014, global consumer sales rose 0.4% for the first nine months of 2014 compared to the same period of 2013. Pricing actions added 2.2%, while lower volume and product mix reduced sales by 1.8% and foreign exchange rates were neutral.

Third quarter of 2014 operating income, excluding special charges of $1.0 million, for our consumer business increased $3.4 million, or 2.9%, compared to the third quarter of 2013. This increase was mainly driven by higher sales and the benefit of CCI cost savings, offset in part by a $2.7 million increase in brand marketing support.

For the nine months ended August 31, 2014, consumer business operating income, excluding special charges of $1.0 million, increased by $8.3 million, or 2.8% compared to the same period of 2013. The growth in operating income was the result of higher sales and cost savings from CCI and WAPC acquisition costs of $4.1 million in 2013, partially offset by brand marketing support. Brand marketing support for the nine months ended August 31, 2014 was $12.0 million above the same period in 2013.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
(in millions)
Net sales	$420.9	$404.0	$1,217.4	$1,180.2
Percent increase (decrease)	4.2%	(1.3)%	3.1%	(1.4)%
Operating income, excluding special charges	37.5	29.7	103.6	82.4
Operating income margin, excluding special charges	8.9%	7.4%	8.5%	7.0%
During the quarter ended August 31, 2014, our global industrial business grew sales by 4.2% from the third quarter of 2013, which included a favorable foreign exchange rate impact of 0.8%. Excluding the impact of foreign currency, global industrial sales increased 3.4% in the third quarter of 2014, with higher volume and product mix that increased sales by 2.2% and pricing actions that added 1.2% to sales.
In the Americas, industrial sales increased 2.5% during the third quarter of 2014 from the prior year level, which included an unfavorable impact of 0.6% from foreign currency rates. Excluding the impact of foreign currency, higher volume and product mix increased industrial sales by 2.9% and pricing actions added 0.2% to sales. In this region, we had strong demand for snack seasonings in the U.S. and Mexico, including many of the new products that have been introduced by leading food and beverage companies this year. On the restaurant side of our business, sales of branded food service products increased this quarter, while sales to quick service restaurants remained weak.

In the EMEA region, our industrial business increased sales in the third quarter of 2014 over the prior year level by 14.0%, which included a favorable foreign currency impact of 6.3%. In local currency, industrial sales increased 7.7% in the third quarter of 2014, with pricing actions adding 5.2% and higher volume and product mix contributing 2.5%. This increase for the third quarter follows a similar growth rate in the first half of 2014. Demand from quick service restaurants remained strong and we had good sales of snack seasonings in this market as well.

In the Asia/Pacific region, industrial sales decreased 1.4% in the third quarter of 2014 compared to the third quarter of 2013, included an unfavorable foreign exchange rate impact of 0.3%. Excluding the impact of foreign currency, sales decreased 1.1%. Lower volume and product mix decreased sales by 1.9%, partially offset by higher pricing which added 0.8% to net sales. This third quarter decline is a reversal from the growth we reported in the first half of the year. During that period, there was a significant recovery with sales to quick service restaurants in China that had been weak in 2013. However, demand from these customers across the region slowed in the third quarter of 2014 given recent news of quality issues with a major restaurant supplier in China.

For the nine months ended August 31, 2014, total industrial business sales increased 3.1%, which included 0.7% from unfavorable foreign exchange rates. Excluding the impact from foreign currency, the sales increase was 3.8%, driven by favorable volumes and product mix of 2.5% and higher pricing actions of 1.3%.

For the third quarter of 2014, operating income, excluding special charges of $1.3 million, for the industrial business increased by $7.8 million, or 26.3%, compared to the third quarter of 2013, and operating income margin, excluding those special charges, increased to 8.9% for third quarter of 2014 compared to 7.4% for the same period last year. Higher sales, together with CCI cost savings and increased margins within the product portfolio, drove this performance. This increase compares to a decline of 15.8% in industrial business operating income in the third quarter of 2013 compared to the third quarter of 2012 that related to lower sales, an unfavorable mix of business and a year-on-year increase in retirement benefit expense.

For the nine months ended August 31, 2014, industrial business operating income, excluding special charges of $1.3 million, increased by $21.2 million, or 25.7%, and operating income margin, excluding special charges, was 150 basis points higher than the first nine months of 2013. The increase in operating income was due to the same factors noted for the third quarter above.

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
The following table sets forth the notional values and unrealized gain or (loss) of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2014	August 31, 2013	November 30, 2013
Notional value	$210.5	$123.5	$204.9
Unrealized gain (loss)	0.8	0.4	(0.5)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of August 31, 2014, we had a total of $100 million notional value of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $7.3 million accumulated gain as of August 31, 2014, compared to a $12.2 million accumulated gain as of November 30, 2013. The change in fair values is due to changes in interest rates and the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2014, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2013.

NON-GAAP FINANCIAL MEASURES
The table below includes a financial measure of adjusted operating income and adjusted diluted earnings per share excluding the impact of special charges and a loss on voluntary pension settlement in fiscal year 2013 and special charges in the third quarter of 2014. This is a non-GAAP financial measure which is prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Management believes the non-GAAP measure provides a more consistent basis for assessing the Company's performance than the closest GAAP equivalent.
This non-GAAP measure may be considered in addition to results prepared in accordance with GAAP, but it should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide this non-GAAP financial measure as part of our future earnings discussions and, therefore, the inclusion of this non-GAAP financial measure will provide consistency in our financial reporting. A reconciliation of this non-GAAP measure to GAAP financial results is provided below for the year ended November 30, 2013 and the three and nine months ended August 31, 2014 (in millions, except per share data):

	For the year ended November 30, 2013	For the three months ended August 31, 2014	For the nine months ended August 31, 2013
Operating income	$550.5	$157.3	$403.6
Impact of special charges and loss on voluntary pension settlement	40.3	2.3	2.3
Adjusted operating income	$590.8	$159.6	$405.9

Earnings per share - diluted	$2.91	$0.94	$2.21
Impact of special charges and loss on voluntary pension settlement	0.22	0.01	0.01
Adjusted earnings per share - diluted	$3.13	$0.95	$2.22

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

We define adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. Information with respect to special charges and the loss on voluntary pension settlement, both of which were recognized in the fourth quarter of 2013, is contained in notes 3 and 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2013. The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended August 31, 2014, August 31, 2013 and November 30, 2013 (dollars in millions):

	August 31, 2014	August 31, 2013	Nov 30, 2013
Net income	$419.9	$407.5	$389.0
Special charges and the loss on voluntary pension settlement	42.6	—	40.3
Depreciation and amortization	107.3	102.9	106.0
Interest expense	49.2	55.3	53.3
Income tax expense	137.5	140.1	133.6
Adjusted EBITDA	$756.5	$705.8	$722.2

Total debt	$1,367.7	$1,378.6	$1,233.1

Total debt/Adjusted EBITDA	1.81	1.95	1.71

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2014	2013
	(in millions)
Net cash provided by operating activities	$275.8	$227.4
Net cash used in investing activities	(77.2)	(182.0)
Net cash (used in) provided by financing activities	(165.6)	18.9
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2014, cash flow from operations was $48.4 million higher than the same period of 2013. Most of this increase was due to lower pension contributions and higher collections of trade accounts receivable in the first nine months of 2014 as compared to the same period last year. During the nine months ended August 31, 2014, we contributed $14.0 million to our pension plans, or $26.1 million less than the $40.1 million contributed in the corresponding period in 2013. The funding for our U.S. pension plan is currently within company guidelines and a contribution was not made during the first nine months of 2014.
Investing Cash Flow – The decrease in net cash used in investing activities was mainly due to the absence of a business acquisition in the nine months ended August 31, 2014. During the nine months ended August 31, 2013, we made payments totaling of $130.0 million towards the total purchase price of the assets of WAPC (see note 2 for additional information). We spent $78.0 million on capital expenditures in the first nine months of 2014, compared to $54.0 million for the same period last year. Capital expenditures for fiscal year 2014 are expected to be $120 million to $130 million.
Financing Cash Flow – The $184.5 million increase in net cash used in financing activities in the first nine months of 2014, when compared to the prior year level, is primarily due to a decrease in net borrowings, partially offset by an increase in share repurchase activity. In August 2013, we issued $250 million of 3.50% Notes due 2023 and received net proceeds of $246.2 million. In the first nine months of 2014, we had a net increase in short-term borrowings of $139.7 million compared to a net reduction in short-term borrowings of $31.8 million for the same period last year.
The following table outlines the activity in our share repurchase program for the nine months ended August 31 (in millions):

	2014	2013
Number of shares of common stock repurchased	2.6	1.4
Dollar amount	$178.4	$92.1
As of August 31, 2014, $181 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.
During the nine months ended August 31, 2014, we received proceeds of $19.2 million from exercised options compared to $32.8 million received in the first nine months of last year. We increased dividends paid to $144.7 million for the first nine months of 2014 compared to $135.0 million in the same period last year. Dividends paid in the first quarter of 2014 were declared on November 26, 2013.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended August 31, 2014, August 31, 2013 and November 30, 2013:

	August 31, 2014	August 31, 2013	November 30, 2013
Total debt/Adjusted EBITDA	1.81	1.95	1.71

Our ratio of total debt to adjusted EBITDA of 1.81 as of August 31, 2014 is lower than the ratio of 1.95 as of August 31, 2013, reflecting an increase in adjusted EBITDA principally as a result of higher adjusted operating income.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2014, we temporarily used $124.8 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2013, we temporarily used $64.3 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2014 and August 31, 2013 were $400.2 million and $396.3 million, respectively. Total average debt outstanding for the nine months ended August 31, 2014 and August 31, 2013 was $1,405.2 million and $1,401.3 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2014, the exchange rates for the Australian dollar, the British pound sterling and the Polish zloty were higher than at August 31, 2013. At August 31, 2014, the exchange rates for the Euro, the Canadian dollar and the Polish zloty were lower than at November 30, 2013.
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

On May 31, 2013, we purchased the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. This acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China, and is included in our consumer business segment from the date of purchase.

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
These and other forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our ability to achieve expected and/or needed cost savings or margin improvements; the successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, the threat of data breaches and cyber attacks; volatility in our effective tax rate; impact of climate change on raw materials; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in our filings with the Securities and Exchange Commission.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2014 to June 30, 2014	CS – 16,160	$72.24	16,160	$232 million
	CSNV – 0	$—	—
July 1, 2014 to July 31, 2014	CS – 0	$—	—	$210 million
	CSNV – 320,000	$70.33	320,000
August 1, 2014 to August 31, 2014	CS – 9,736	$69.85	9,736	$181 million
	CSNV – 405,000	$68.35	405,000
Total	CS – 25,896	$71.34	25,896	$181 million
	CSNV – 725,000	$69.23	725,000
As of August 31, 2014, $181 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. There is no expiration date for this repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2014, we issued 222,058 shares of CSNV in exchange for shares of CS and issued 4,503 shares of CS in exchange for shares of CSNV.

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

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

October 2, 2014	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

October 2, 2014	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller