Form 10-K
period 2014-11-30
MCCORMICK & CO INC
filed 2015-01-29
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2014: $859,593,668
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2014: $8,504,657,615
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	11,963,137	December 31, 2014
Common Stock Non-Voting	116,305,343	December 31, 2014
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 25, 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”)	Part III

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
Business Segments
We operate in two business segments, consumer and industrial. Demand for flavor is growing globally, and across both segments we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products from premium to value-priced.

Consistent with market conditions in each segment, our consumer business has a higher overall profit margin than our industrial business. Historically, the consumer business contributes approximately 60% of sales and 80% of operating income, and the industrial business contributes approximately 40% of sales and 20% of operating income.
For financial information about our business segments, please refer to “Management’s Discussion and Analysis–Results of Operations” and note 16 of the financial statements.
For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the financial statements.
Consumer Business. From locations around the world, our brands reach consumers in more than 135 countries and territories. Our leading brands in the Americas include McCormick®, Lawry’s® and Club House®. We also market authentic ethnic brands such as Zatarain’s®, Thai Kitchen® and Simply Asia®. In Europe, the Middle East and Africa (EMEA) our major brands include the Ducros®, Schwartz® and Kamis® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific region, we market products under the McCormick and DaQiao® brands in China. In Australia, we market our spices, herbs and seasonings under the McCormick brand and our dessert products under the Aeroplane® brand. In India, our majority-owned joint venture owns and trades under the Kohinoor® brand.
Our customers span a variety of retail outlets that include grocery, mass merchandise, warehouse clubs, discount and drug stores, served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Approximately half of our consumer business is spices, herbs and seasonings. For these products, we are a category leader in our primary markets. There are a number of competitors in the spices, herbs and seasoning category, many with less than 3% share of sales.
More than 250 other brands of spices, herbs and seasonings are sold in the U.S. with additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately owned companies. In this competitive environment, we are leading with innovation and brand marketing, and applying our analytical tools to help customers optimize the profitability of their spice and seasoning category while simultaneously increasing our sales.
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
Our industrial business has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a more limited range of flavor solutions.
Raw Materials
The most significant raw materials used in our business are pepper, dairy products, rice, capsicums (red peppers and paprika), onion, garlic and wheat flour. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the U.S. and locally, for many of our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement program.
Customers
Our products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers through a variety of retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under a variety of brands. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food manufacturers and the foodservice industry supplied both directly and indirectly through distributors.
We have a large number of customers for our products. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2014, 12% of consolidated sales in 2013 and 11% of consolidated sales in 2012. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2014, 2013 and 2012. In 2014, 2013 and 2012 the top three customers in our industrial business represented between 53% and 54% of our global industrial sales.
The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” “Kamis,” "DaQiao" and “Kohinoor” trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
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
Seasonality
Due to seasonal factors inherent in our business, our sales, income and cash from operations generally are lower in the first two quarters of the fiscal year, increase in the third quarter and are significantly higher in the fourth quarter due to the holiday season. This seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.

Working Capital
In order to meet increased demand for our consumer products during our fourth quarter, we usually build our inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see note 6 of the financial statements and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis.”
Competition
Each segment operates in markets around the world that are highly competitive. In this competitive environment, our growth strategies include customer intimacy and product innovation based on consumer insights. Additionally, in the consumer segment we are building brand recognition and loyalty through increased advertising and promotions.
Research and Development
Many of our products are prepared from confidential formulas developed by our research laboratories and product development teams, and, in some cases, customer proprietary formulas. Expenditures for research and development were $62.0 million in 2014, $61.3 million in 2013, and $57.8 million in 2012. The amount spent on customer-sponsored research activities is not material.

Governmental Regulation
We are subject to numerous laws and regulations around the world that apply to our global businesses. In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of many of our products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act, the Food Safety Modernization Act, the Federal Trade Commission Act, state consumer protection laws, competition laws, anti-corruption laws, customs and trade laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws, and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes, laws and regulatory requirements.
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in fiscal year 2014, and there are no material expenditures planned for such purposes in fiscal year 2015.
Employees
We had approximately 10,000 full-time employees worldwide as of November 30, 2014. Our operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,300 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations
For information on the net sales and long-lived assets of McCormick by geographic area, see note 16 of the financial statements.
Foreign Operations
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, restrictions on investments, royalties and dividends. Approximately 45% of sales in fiscal year 2014 were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
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
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased use of private label or other competitive products; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our ability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, the threat of data breaches and cyber attacks; volatility in our effective tax rate; climate change; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described herein under Part I, Item 1A "Risk Factors."
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
Damage to our reputation or brand name, loss of brand relevance, increase in use of private label or other competitive brands by customers or consumers, or product quality or safety concerns could negatively impact our business, financial condition or results of operations.

We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain our brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. From time to time, our customers evaluate their mix of product offerings, and consumers have the option to purchase private label or other competitive products instead of our branded products. If a significant portion of our branded business was switched to private label or competitive products, it could have a material negative impact on our consumer business.
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
The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, import alerts and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged, and certain of our raw materials could be blocked from entering the country if they were subject to import alerts. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products could cause injury or illness, are mislabeled or fail to meet applicable legal requirements (even if the allegation is untrue). A product recall, import alert or an adverse result in any such litigation, or negative perceptions regarding food products and ingredients, could result in our having to pay fines or damages, incur additional costs or cause customers and consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, any of which could have a negative effect on our business or financial results and, depending upon the significance of the affected product, that negative effect could be material to our business or financial results. Negative publicity about these concerns, whether or not valid, may discourage customers and consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our business, financial condition or results of operations.
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label products. The economic and competitive landscape for our customers is constantly changing, and their response to those changes could impact our business. Our industrial business may be impacted if the reputation or perception of the customers of our industrial business declines. These factors and others could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 22% of our consolidated sales in 2014. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are pepper, dairy products, rice, capsicums (red pepper and paprika), onion, garlic and wheat flour. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacture, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, competition, anti-corruption, privacy, relations with distributors and retailers, foreign supplier verification, the import and export of products and product ingredients, employment, health and safety, and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere. These factors and others could have an adverse impact on our business, financial condition or results of operations.
Our operations may be impaired as a result of disasters, business interruptions or similar events.
We could have an interruption in our business, loss of inventory or data, or be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic or computer system failure. Natural disasters could include an earthquake, fire, flood, tornado or severe storm. A catastrophic event could include a terrorist attack. An epidemic could affect our operations, major facilities or employees’ and consumers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Production of certain of our products is concentrated in a single manufacturing site.
We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health conditions prevent us from delivering products in a timely manner, our business, financial condition or operating results could be adversely affected.

We may not be able to successfully consummate and manage ongoing acquisition, joint venture and divestiture activities which could have an impact on our results.
From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks.
Our foreign operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2014, approximately 45% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
Fluctuations in foreign currency markets may negatively impact us.
We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee, Thai baht and Swiss franc, as well as the British pound sterling versus the Euro. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.
Increases in interest rates may negatively impact us.
We had total outstanding short-term borrowings of $270 million at an average interest rate of approximately 1.3% on November 30, 2014. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position or operating results.
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

In addition, global capital markets have experienced volatility in the past that has tightened access to capital markets and other sources of funding, and such volatility and tightened access could reoccur in the future. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on acceptable terms or within an acceptable time period could have an adverse impact on our operations, financial condition and liquidity.
We face risks associated with certain pension assets and obligations.
We hold investments in equity and debt securities in our qualified defined benefit pension plans and in a rabbi trust for our U.S. non-qualified pension plan. Deterioration in the value of plan assets resulting from a general financial downturn or otherwise, or an increase in the actuarial valuation of the plans' liability due to a low interest rate environment, could cause (or increase) an underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.
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

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control. We invest in security technology to protect our data and business processes against risk of data security breaches and cyber attacks. While we believe these measures provide some protection against security breaches and mitigate cybersecurity risks, there can be no assurance that security breaches and cyber attacks will not occur. A breach or successful attack could have a negative impact on our operations or business reputation.

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

In addition, significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are appropriately supported, the positions are uncertain. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Climate change may negatively affect our business, financial condition and results of operations.

Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. There is concern that greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity or practices, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products.

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

Streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness may have a negative effect on employee relations.

During 2014 and 2013, we evaluated changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue such actions in the future. As a result of such fixed cost reductions and process simplifications or improvements, we may, from time to time, transfer production from one manufacturing facility to another or eliminate certain manufacturing, selling and administrative positions. These actions may result in a deterioration of employee relations at the impacted locations or elsewhere in McCormick.

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
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have disclosed in note 18 of the financial statements the information relating to the market price and dividends paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2014 was $75.96 per share for the Common Stock and $74.30 per share for the Common Stock Non-Voting.
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 31, 2014 was as follows:

Title of Class	Approximate Number of Record Holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	9,900
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2014 to September 30, 2014	CS-0 CSNV-315,000	- $68.59	- 315,000	$160 million
October 1, 2014 to October 31, 2014	CS-17,677 CSNV-345,000	$66.40 $67.65	17,677 345,000	$135 million
November 1, 2014 to November 30, 2014	CS-18,106 CSNV-257,376	$72.22 $72.00	18,106 257,376	$116 million
Total	CS-35,783 CSNV-917,376	$69.34 $69.19	35,783 917,376	$116 million
As of November 30, 2014, approximately $116 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2014, we issued 801,705 shares of CSNV in exchange for shares of CS and issued 21,490 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2014	2013	2012	2011	2010
For the Year
Net sales	$4,243.2	$4,123.4	$4,014.2	$3,697.6	$3,336.8
Percent increase	2.9%	2.7%	8.6%	10.8%	4.5%
Operating income	603.0	550.5	578.3	540.3	509.8
Income from unconsolidated operations	29.4	23.2	21.5	25.4	25.5
Net income	437.9	389.0	407.8	374.2	370.2
Per Common Share
Earnings per share–basic	$3.37	$2.94	$3.07	$2.82	$2.79
Earnings per share–diluted	3.34	2.91	3.04	2.79	2.75
Common dividends declared	1.51	1.39	1.27	1.15	1.06
Closing price, non-voting shares–end of year	74.33	69.00	64.56	48.70	44.01
Book value per share	14.10	14.85	12.83	12.17	11.00
At Year-End
Total assets	$4,414.3	$4,449.7	$4,165.4	$4,087.8	$3,419.7
Current debt	270.8	214.1	392.6	222.4	100.4
Long-term debt	1,014.1	1,019.0	779.2	1,029.7	779.9
Shareholders’ equity	1,809.4	1,947.7	1,700.2	1,618.5	1,462.7
Other Financial Measures
Percentage of net sales
Gross profit	40.8%	40.4%	40.3%	41.2%	42.5%
Operating income	14.2%	13.4%	14.4%	14.6%	15.3%
Capital expenditures	$132.7	$99.9	$110.3	$96.7	$89.0
Depreciation and amortization	102.7	106.0	102.8	98.3	95.1
Common share repurchases	244.3	177.4	132.2	89.3	82.5
Average shares outstanding
Basic	129.9	132.1	132.7	132.7	132.9
Diluted	131.0	133.6	134.3	134.3	134.7
The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2014 and 2013, we recorded special charges related to the completion of a reorganization in EMEA and streamlining actions in the U.S. and Australian businesses. Also in 2013, we recognized a loss on a voluntary pension settlement in the U.S. In 2010, we had the benefit of the reversal of a significant tax accrual for a closed tax year. This tax accrual was recorded in a prior period based on uncertainties about the tax aspects of transactions related to the reorganization of our European operations and divestment of certain of our joint ventures. The net impact of these items is reflected in the following table:

(millions except per share data)	2014	2013	2012	2011	2010
Operating income	$(5.2)	$(40.3)	—	—	—
Net income	(3.7)	(29.2)	—	—	$13.9
Earnings per share–diluted	(0.03)	(0.22)	—	—	0.10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report. We use certain non-GAAP information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. The dollar and share information in the charts and tables in the MD&A are in millions, except per share data.
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retail outlets, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and industrial, as described in Item 1 of this report.
Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect to grow sales with similar contributions from: 1) our base business–driven by brand marketing support, customer intimacy and category growth; 2) product innovation; and 3) acquisitions. We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
Our business generates strong cash flow, and we have a balanced use of cash. We are using our cash to fund shareholder dividends, with annual increases in each of the past 29 years, and to fund capital expenditures, acquisitions and share repurchases. Each year, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
In 2014, we grew net sales 3% with increases in both our consumer and industrial business. This rate of growth was below our long-term goal as a result of challenging conditions in certain parts of our business. In the U.S., our consumer business was impacted by smaller competitors that have gained retail distribution. We are addressing this competition through accelerated innovation, increased brand marketing and the sharing of our analytics with retail customers to help optimize their sales and profitability while simultaneously increasing our sales to those customers. In China, our industrial business was impacted by weak demand from quick service restaurants that related to a product quality issue from a protein supplier. We expect this situation to improve in 2015 as these quick service restaurants have addressed this issue and continue to invest in new restaurant locations in China. Operating income was $603.0 million in 2014. Excluding special charges and in 2013, a loss on a voluntary pension settlement, adjusted operating income rose to $608.2 million from $590.8 million in 2013. This was an increase of 3% and below our long-term objective due in part to a significant increase in brand marketing support and a less favorable mix of business. Diluted earnings per share was $3.34 in 2014. Excluding the effect of the aforementioned special charges and the 2013 loss on voluntary pension settlement, adjusted diluted earnings per share was $3.37 in 2014, an increase of approximately 8% over adjusted diluted earnings per share of $3.13 in 2013. This increase was mainly driven by higher adjusted operating income, higher income from unconsolidated operations and our share repurchases.
McCormick continues to generate strong cash flow. Net cash provided by operating activities reached $503.6 million in 2014, an increase from $465.2 million in 2013. We continued to have a balanced use of cash for capital expenditures, acquisitions and the return of cash to shareholders through dividends and share repurchases. In 2014, that return of cash to our shareholders was a record $436.7 million.

RESULTS OF OPERATIONS—2014 COMPARED TO 2013

	2014	2013
Net sales	$4,243.2	$4,123.4
Percent growth	2.9%	2.7%
Components of percent growth in net sales - increase (decrease):
Volume and product mix	(0.2)%	0.1%
Pricing actions	1.9%	1.5%
Acquisitions	1.8%	1.5%
Foreign exchange	(0.6)%	(0.4)%

Sales for the fiscal year 2014 rose 2.9% from 2013, with growth in both the consumer and industrial segments. Pricing actions, taken in response to increased raw material and packaging costs, added 1.9% to sales. The incremental impact of the Wuhan Asia Pacific Condiments (WAPC) acquisition, completed in mid-2013, accounted for a 1.8% increase to sales, while volume and product mix in the base business reduced sales 0.2%. The impact of foreign exchange rates was unfavorable in 2014, reducing sales by 0.6%.

In 2015, we expect to grow sales in local currency by 4% to 6% from 2014, to include the impact of higher volume and pricing. We expect this range to be significantly reduced as a result of unfavorable foreign currency exchange rates.

	2014	2013
Gross profit	$1,730.2	$1,665.8
Gross profit margin	40.8%	40.4%
In 2014, gross profit increased 3.9% while gross profit margin rose 40 basis points over the 2013 level to 40.8%. We offset a low single-digit increase in raw material and packaging costs with our pricing actions and CCI cost savings. Our CCI program generated cost savings of $65 million in 2014, of which $54 million lowered cost of goods sold. In 2015, we expect a favorable impact from pricing actions and cost savings, largely offset by a mid-single digit increase in raw material and packaging costs.

	2014	2013
Selling, general & administrative expense (SG&A)	$1,122.0	$1,075.0
Percent of net sales	26.5%	26.1%
Selling, general and administrative expenses were $1,122.0 million in 2014 compared to $1,075.0 million in 2013, an increase of $47.0 million or 40 basis points as a percentage of net sales. That 40 basis point increase was driven by an $18.8 million increase in our brand marketing support from the 2013 level to $226.6 million in 2014, with 40% of that increase related to digital marketing, which is one of our highest return investments in brand marketing support. In addition, compared to 2013, lower pension and other postretirement benefit expenses in 2014 were partially offset by increased employee incentive compensation expenses in 2014.

	2014	2013
Special charges	$5.2	$25.0
Loss on voluntary pension settlement	—	15.3

We are evaluating changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness. Special charges of $5.2 million were recorded in 2014 to enable us to implement these changes. Of the $5.2 million of special charges recorded in 2014, which were principally related to employee severance, $2.1 million related to actions undertaken with respect to the EMEA reorganization announced in late 2013, $1.3 million related to the realignment of certain manufacturing activities in the U.S. industrial business, $1.1 million related to the elimination of certain administrative positions in the U.S. consumer and industrial businesses, and $0.7 million related to the elimination of certain administrative and manufacturing positions in the Australian consumer business.

In late 2013, we announced several reorganization activities in the EMEA region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. At that time, we indicated our expectation that we would recognize approximately $27 million of cash and non-cash charges related to this plan, of which $25.0 million in special charges was recognized in 2013, with $15.9 million related to employee severance, $6.4 million for asset write-downs and $2.7 million for other exit costs. Total cash expenditures to implement this EMEA reorganization plan were $10.7 million in 2014. We expect to complete the implementation of this plan in 2015, spending an additional $10 million in cash in that year. See note 3 of the financial statements for further information with respect to special charges recorded in 2014 and 2013.

In addition to the special charges outlined above, we recorded a loss on voluntary pension settlement of $15.3 million in 2013 for the settlement of a portion of our U.S. defined benefit obligation, which reduced the size of our pension obligation and should reduce potential pension volatility in the future. The settlement charge relates to a lump sum distribution elected by certain former U.S. employees in exchange for their deferred vested pension plan benefits. This lump sum payout program was completed in 2013. See note 10 of the financial statements for additional information.

	2014	2013
Interest expense	$49.7	$53.3
Other income, net	1.1	2.2
Interest expense for 2014 was lower than the prior year, primarily due to the refinancing of long-term debt in the second half of 2013. In August 2013, we issued $250 million of 3.50% notes (at an effective interest rate of 3.30%), the net cash proceeds of which, plus cash on hand, were used to pay off $250 million of 5.25% notes (at an effective interest rate of 5.54%) that matured in September 2013.

	2014	2013
Income from consolidated operations before income taxes	$554.4	$499.4
Income taxes	145.9	133.6
Effective tax rate	26.3%	26.8%
The effective tax rate declined 50 basis points to 26.3% in 2014 from 26.8% in 2013, primarily as a result of the following factors: Discrete tax benefits were $10.8 million in 2014 compared to $3.9 million in 2013. That increase in 2014 is primarily due to the reversal of previously established reserves for unrecognized tax benefits, net of additional taxes provided, upon the following tax settlements reached during 2014: (1) a settlement with respect to the French taxing authority’s audits of the 2007-2013 tax years; and (2) a settlement with respect to the Internal Revenue Service (IRS) examination of our U.S. federal income tax return for the 2007 and 2008 tax years. Discrete tax benefits in 2013 of $3.9 million resulted from the 2013 recognition of a 2012 U.S. research tax credit and reversal of valuation allowances for two subsidiaries originally established against net operating losses. During 2013, a new law was enacted that retroactively granted the research tax credit in 2012 and allowed for a research tax credit in 2013. No research tax credit was recognized in 2014 as the tax law which retroactively granted the research tax credit for 2014 was not enacted until after the company’s 2014 fiscal year end. See note 12 of the financial statements for a reconciliation of the U.S. federal tax rate with the effective tax rate.
In November 2012, we deposited $18.8 million with the IRS to stop any potential interest on proposed adjustments associated with the IRS examination of our U.S. federal income tax returns for the 2007 and 2008 tax years. In November 2014, $14.9 million of that deposit was refunded to us upon our settlement with the IRS.
We expect the effective tax rate in 2015 to range from 27% to 28%.

	2014	2013
Income from unconsolidated operations	$29.4	$23.2
Income from unconsolidated operations rose $6.2 million in 2014 compared to 2013, which was a 26.7% increase. This increase is attributable to our largest joint venture, McCormick de Mexico, which benefited in 2014 from its transition to a more efficient manufacturing facility and from lower commodity costs.
In 2014, our 50% interest in the McCormick de Mexico joint venture represented 64% of the sales and 91% of the net income of our unconsolidated joint ventures. We own 50% of most of our other unconsolidated joint ventures.
We reported diluted earnings per share of $3.34 in 2014, compared to $2.91 in 2013. The following table outlines the major components of the change in diluted earnings per share from 2013 to 2014:

2013 Earnings per share—diluted	$2.91
Impact of reduction in special charges and loss on voluntary pension settlement	0.19
Increase in adjusted operating income	0.09
Impact of lower shares outstanding	0.07
Increase in income from unconsolidated operations	0.04
Decrease in effective income tax rate	0.02
Lower interest expense	0.02
2014 Earnings per share—diluted	$3.34

We measure segment performance based on operating income excluding special charges and, in 2013, the loss on voluntary pension settlement as these activities are managed separately from the business segments.

Consumer Business

	2014	2013
Net sales	$2,625.5	$2,538.0
Percent growth	3.4%	5.1%
Components of percent growth in net sales - increase (decrease):
Volume and product mix	(1.1)%	1.0%
Pricing actions	2.0%	1.7%
Acquisitions	2.9%	2.5%
Foreign exchange	(0.4)%	(0.1)%

Operating income, excluding special charges and loss on voluntary pension settlement	$474.3	$472.3
Operating income margin, excluding special charges and loss on voluntary pension settlement	18.1%	18.6%

We grew sales in the consumer business 3.4% in 2014 from 2013. This growth rate included a 2.9% increase due to the mid-2013 acquisition of WAPC and a 2.0% increase due to higher price, offset in part by a 1.1% decline in volume and product mix and 0.4% decline from unfavorable foreign exchange rates in 2014 from 2013.
In the Americas, consumer business sales declined 0.7%. Although higher pricing added 1.6%, a decline in volume and product mix reduced sales 1.6% and unfavorable foreign exchange rates reduced sales 0.7%. In the latter part of 2013, our sales growth was hampered as smaller competitors gained category share. This competitive activity persisted in 2014. Throughout 2014, we had actions underway to regain momentum with this part of our business that included additional brand marketing support, accelerated innovation and working with our retail customers to optimize their spices and seasonings and their recipe mix categories while simultaneously increasing sales of our products to these customers. We are making progress and have gained category share in 2014 in recipe mixes, driven in part by new grilling products, gluten-free products and liquid skillet sauces. In 2014, our category share of spices and seasonings had a further decline, although we expect better results in 2015 as we continue with our actions to improve the performance of our consumer business in the Americas.
In EMEA, consumer business sales increased 3.3%, with 2.0% added by pricing and 1.5% added by favorable foreign currency exchange rates. Volume and product mix declined slightly, reducing sales by 0.2%. While we had success with new product introductions, increased brand marketing and distribution gains, economic conditions across the region remained challenging. Our innovation activity in 2014 included the roll-out of Flavour Shots in the U.K., dessert items in France and additional recipe mixes in Poland. In this region, higher brand marketing support was devoted to building awareness and trial of new products, as well as digital marketing.
In the Asia/Pacific region, sales rose 31.2%. Our mid-2013 acquisition of WAPC added 28.2% to net sales, pricing actions added 4.0%, and base business volume and product mix added 2.2%, while unfavorable foreign currency exchange rates lowered sales 3.2%. We achieved a double-digit increase in our base business volume and product mix in China. However, crop shortages of basmati rice led to another year of steep increases in cost and pricing of basmati rice in India during 2014, and a subsequent decline in our sales volume as consumers turned toward lower cost rice varieties.

Consumer business operating income, excluding special charges and, for 2013, loss on voluntary pension settlement, rose 0.4% to $474.3 million from $472.3 million in 2013. Higher sales and CCI cost savings contributed to this profit growth, but were largely offset by higher material costs and a $16.8 million increase in brand marketing support. Operating income margin, excluding the impact of special charges and the 2013 loss on voluntary pension settlement, was 18.1% in 2014 compared to 18.6% in 2013. This reduction was due, in part, to the higher brand marketing support and the mix of business across regions, as sales in international markets grew at a faster rate than in the U.S., where our profit margin is higher due to larger scale and less complexity.
Industrial Business

	2014	2013
Net sales	$1,617.7	$1,585.4
Percent change - increase (decrease)	2.0%	(0.8)%
Components of percent growth in net sales - increase (decrease):
Volume and product mix	0.9%	(1.2)%
Pricing actions	1.8%	1.2%
Foreign exchange	(0.7)%	(0.8)%

Operating income, excluding special charges and loss on voluntary pension settlement	$133.9	$118.5
Operating income margin, excluding special charges and loss on voluntary pension settlement	8.3%	7.5%

We grew sales for the industrial business 2.0% in 2014. Pricing actions taken to offset the impact of higher material costs added 1.8% and volume and product mix added 0.9%. Unfavorable foreign exchange rates decreased sales 0.7%. The growth in volume and product mix was led by sales of snack seasonings in the Americas and sales to quick service restaurants in our EMEA region.
In the Americas, industrial business sales rose 0.4%. Pricing added 1.0% and volume and product mix added 0.3% to sales, offset in part by unfavorable foreign currency exchange rates that lowered sales 0.9%. Innovation and category growth drove increased sales of seasonings for snack products and we also grew sales of branded foodservice items in 2014. However, demand from quick service restaurants was weak in the U.S. in 2014. This weakness is likely to extend into the first part of 2015.
In EMEA, we grew industrial business sales 9.3%, with a 5.0% increase from pricing actions, a 3.2% increase in volume and product mix, and a 1.1% increase from favorable foreign exchange rates. Demand from quick service restaurants remained robust, and we met this demand with products that we supply from our facilities in the U.K., Turkey and South Africa.
In the Asia/Pacific region, industrial business sales declined by 0.5%. While pricing actions added 1.0% and higher volume and product mix added 0.9%, unfavorable foreign exchange rates reduced sales 2.4%. Sales to quick service restaurants in China were adversely impacted by consumer concerns regarding quality issues from a supplier of protein in 2014 and regarding avian flu in 2013. In 2015, we expect demand from these quick service restaurant customers to improve in China as they address these issues and continue to expand the number of restaurant locations.
Industrial business operating income, excluding special charges and, for 2013, loss on voluntary pension settlement, was $133.9 million compared to $118.5 million in 2013. Higher sales, the benefit of CCI cost savings and a more favorable mix of business, more than offset increased material costs and a $2.0 million increase in marketing support for branded foodservice items. Industrial business operating income margin, excluding the impact of special charges and the 2013 loss on voluntary pension settlement, was 8.3% in 2014 compared to 7.5% in 2013.

RESULTS OF OPERATIONS—2013 COMPARED TO 2012

	2013	2012
Net sales	$4,123.4	$4,014.2
Percent growth	2.7%	8.6%
Components of percent growth in net sales - increase (decrease):
Volume and product mix	0.1%	1.4%
Pricing actions	1.5%	4.4%
Acquisitions	1.5%	4.3%
Foreign exchange	(0.4)%	(1.5)%
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
In 2013, gross profit increased 3.0% while gross profit margin rose 10 basis points. We were able to offset the dollar impact of 3% inflation in raw material and packaging costs with our pricing actions and CCI cost savings. In 2013, CCI cost savings totaled $63 million, of which $48 million lowered cost of goods sold.

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

In 2013, we announced several reorganization activities in the EMEA region and our expectation that we would record approximately $27 million of cash and non-cash charges related to this plan. For 2013, we recorded $25.0 million of special charges, with $15.9 million related to employee severance, $6.4 million for asset write-downs and $2.7 million for other exit costs. We expect to complete the implementation of this plan in 2015. See note 3 of the financial statements for additional information.

In addition to the $25.0 million in special charges outlined above, we recorded a loss on voluntary pension settlement of $15.3 million in 2013 for the settlement of a portion of our U.S. defined benefit obligation, which reduced the size of our pension obligation and should reduce potential pension volatility in the future. The settlement charge relates to a lump sum distribution elected by certain former U.S. employees in exchange for their deferred vested pension plan benefits. This lump sum payout program was completed in 2013. See note 10 of the financial statements for additional information.

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
Discrete tax benefits in 2013 were $3.9 million compared to $2.0 million in 2012. The increase in 2013 was due to the 2013 recognition of a 2012 U.S. research tax credit and reversal of valuation allowances for two subsidiaries originally established against net operating losses. A new law was enacted in 2013 that retroactively granted the research tax credit in 2012.
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
In addition, see note 12 of the financial statements for a reconciliation of the U.S. federal statutory tax rate with the effective tax rate.

	2013	2012
Income from unconsolidated operations	$23.2	$21.5
Income from unconsolidated operations increased $1.7 million in 2013 compared to 2012. Most of this increase was attributable to our largest joint venture, McCormick de Mexico, through strong sales growth, along with improved performance by our Eastern Condiments joint venture in India.
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

Consumer Business

	2013	2012
Net sales	$2,538.0	$2,415.3
Percent growth	5.1%	9.8%
Components of percent growth in net sales - increase (decrease):
Volume and product mix	1.0%	0.3%
Pricing actions	1.7%	3.7%
Acquisitions	2.5%	7.2%
Foreign exchange	(0.1)%	(1.4)%

Operating income, excluding special charges and loss on voluntary pension settlement	$472.3	$456.1
Operating income margin, excluding special charges and loss on voluntary pension settlement	18.6%	18.9%
We grew sales in the consumer business 5.1% in 2013 from 2012, which included a 2.5% increase due to the mid-2013 acquisition of WAPC, a 1.7% increase due to higher price, and a 1.0% increase from higher volumes and improved product mix. The effect of foreign exchange rates in 2013 from 2012 was slightly unfavorable, reducing sales by 0.1%.
In the Americas, consumer business sales rose 2.4%, with volume and product mix adding 1.7%, higher pricing adding 0.9% and unfavorable foreign exchange rates lowering sales by 0.2%. Higher volume and product mix was the result of new product introductions and increased brand marketing. In 2013, our new product launches included grilling items, premium recipe mixes, authentic Hispanic rice mixes and new varieties of Lawry’s, Zatarain's and Simply Asia brand products in the U.S. In Canada, we had particular success with gluten-free gravy mixes, introduced new grilling items and imported products from our business in China and affiliate in the Philippines. Across the Americas region, a portion of our incremental brand marketing support was in support of our new products and seasonal events. We also increased our digital marketing activity, which offers a more personalized way to interact with consumers. While we made good progress with these growth initiatives which contributed to strong consumer demand for spices and seasonings throughout 2013, our U.S. sales slowed in the second half of the year. During this period, private label and smaller competitors gained category share. In 2014, we had actions underway to regain momentum with this part of our business that include a significant increase in brand marketing support, accelerated innovation and improved agility in the marketplace.
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

Industrial Business

	2013	2012
Net sales	$1,585.4	$1,598.9
Percent change - increase (decrease)	(0.8)%	6.8%
Components of percent change in net sales - increase (decrease):
Volume and product mix	(1.2)%	3.1%
Pricing actions	1.2%	5.3%
Foreign exchange	(0.8)%	(1.6)%

Operating income, excluding special charges and loss on voluntary pension settlement	$118.5	$122.2
Operating income margin, excluding special charges and loss on voluntary pension settlement	7.5%	7.6%
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
In the Americas, industrial business sales declined 1.7%. While pricing added 1.2% to sales and favorable foreign currency exchange rates added 0.1%, lower volume and product mix reduced sales 3.0%. Innovation and category growth drove increased sales of seasonings for snack products and sales of branded foodservice items were steady in 2013. However, as indicated, demand from quick service restaurants was weak in the U.S. in 2013.
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
Industrial business sales in the Asia/Pacific region rose slightly, increasing by 0.2%. Higher volume and product mix added 0.6% and was largely offset by lower pricing of 0.1% and unfavorable foreign exchange rates of 0.3%. Product innovation in other parts of the region largely offset the weaker demand from quick service restaurants in China that was previously described. By the end of our fiscal year 2013, the situation in China had improved.
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

NON-GAAP FINANCIAL MEASURES
The tables below include financial measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges in 2014 and 2013, and loss on voluntary pension settlement in 2013. There were no adjustments to 2012 financial results. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. We believe this non-GAAP information is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
Special charges of $5.2 million were recorded in 2014 to enable us to implement changes to our organization structure in order to reduce fixed costs, simplify or improve processes, and improve our competitiveness. Of the $5.2 million of special charges recorded in 2014, $2.1 million related to actions undertaken with respect to the EMEA reorganization announced in 2013, $1.3 million related to the realignment of manufacturing activities in the U.S. industrial business, and $1.1 million and $0.7 million related to the elimination of administrative and/or manufacturing positions in the consumer and industrial businesses in the U.S. and Australia, respectively.

In 2013, we recorded $25.0 million of special charges related to reorganization activities in the EMEA region and $15.3 million of loss on voluntary pension settlement related to our U.S. pension plan for a lump sum distribution to former employees in exchange for their deferred vested pension plan benefits.
We are treating these special charges and loss on voluntary pension settlement as adjustments to our operating income, net income and diluted earnings per share. We are providing non-GAAP results that exclude the impact of these special charges and loss on voluntary pension settlement as it allows for a better comparison of 2014 financial results to 2013 and 2012. See notes 3 and 10 of the financial statements for additional information on the special charges and the loss on voluntary pension settlement, respectively.
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

	2014	2013	2012
Operating income	$603.0	$550.5	$578.3
Impact of special charges and loss on voluntary pension settlement	5.2	40.3	—
Adjusted operating income	$608.2	$590.8	$578.3
% increase versus prior year	2.9%	2.2%	7.0%
Net income	$437.9	$389.0	$407.8
Impact of special charges and loss on voluntary pension settlement	3.7	29.2	—
Adjusted net income	$441.6	$418.2	$407.8
% increase versus prior year	5.6%	2.6%	9.0%
Earnings per share—diluted	$3.34	$2.91	$3.04
Impact of special charges and loss on voluntary pension settlement	0.03	0.22	—
Adjusted earnings per share—diluted	$3.37	$3.13	$3.04
% increase versus prior year	7.7%	3.0%	9.0%

In addition to the above non-GAAP measures, we use total debt to adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) as a measure of leverage. We define adjusted EBITDA as net income plus expenses of interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. Adjusted EBITDA and the ratio of total debt to adjusted EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to adjusted EBITDA, excluding the temporary impact from acquisition activity, is 1.5 to 1.8. We believe that total debt to adjusted EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to adjusted EBITDA.

The following table reconciles our adjusted EBITDA to our net income:

	2014	2013	2012
Net income	$437.9	$389.0	$407.8
Special charges and loss on voluntary pension settlement	5.2	40.3	—
Depreciation and amortization	102.7	106.0	102.8
Interest expense	49.7	53.3	54.6
Income tax expense	145.9	133.6	139.8
Adjusted EBITDA	$741.4	$722.2	$705.0

Total debt	$1,284.9	$1,233.1	$1,171.8

Total debt/adjusted EBITDA	1.73	1.71	1.66

LIQUIDITY AND FINANCIAL CONDITION

	2014	2013	2012
Net cash provided by operating activities	$503.6	$465.2	$455.0
Net cash used in investing activities	(131.6)	(239.7)	(109.0)
Net cash used in financing activities	(348.9)	(245.9)	(324.3)
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, increase our dividend, fund capital projects and make share repurchases when appropriate. In 2015, we expect to continue our share repurchase activity and fund all or a portion of possible future acquisitions with cash flow from operations.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2014, the exchange rate for the Euro, British pound sterling, Canadian dollar, Polish zloty and Australian dollar were lower versus the U.S. dollar than at November 30, 2013.
Operating Cash Flow – Operating cash flow was $503.6 million in 2014, $465.2 million in 2013 and $455.0 million in 2012. The variability between years is due in part to changes in pension contributions, which were $16.8 million in 2014, $42.7 million in 2013 and $104.3 million in 2012. These contributions include payments to unfunded plans. We did not make any contribution to our major U.S. pension plan in 2014 as the plan was already funded within our company funding guidelines. The change in inventory also had an impact on the variability in cash flow from operations, as it was a use of cash in 2014 and 2013 and a modest source of cash in 2012. Higher adjusted net income, which excludes the impact of special charges in 2014 and 2013 and the loss on voluntary pension settlement in 2013, in 2014 compared to 2013 and in 2013 compared to 2012 was also a factor in the increased cash flow from operations in 2014 and in 2013, respectively.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2014	2013	2012
Cash Conversion Cycle	91.4	84.8	82.1
The increase in CCC from 2013 to 2014 is mainly due to an increase in our days in inventory as a result of increased strategic raw material inventory. In the future we expect to reduce CCC by decreasing our days in inventory. The increase in CCC from 2012 to 2013 is due to an increase in our days sales outstanding and a decrease in our days payable outstanding. The increase in days sales outstanding was due in part to a greater customer response in 2013 to our U.S. holiday display program, which includes extended terms, than in 2012.
Investing Cash Flow – Net cash used in investing activities was $131.6 million in 2014, $239.7 million in 2013 and $109.0 million in 2012. The variability between years is principally a result of cash usage related to our acquisitions of businesses and joint venture interests, which amounted to $142.3 million in 2013. We did not make any acquisitions in either 2014 or 2012. See note 2 of the financial statements for further details related to the 2013 acquisition. Capital expenditures were $132.7 million in 2014, $99.9 million in 2013 and $110.3 million in 2012. We expect 2015 capital expenditures to range between $130 million and $140 million.

Financing Cash Flow – Net cash used in financing activities was $348.9 million in 2014, $245.9 million in 2013 and $324.3 million in 2012. The variability between years is principally a result of share repurchase and dividend activity, described below, and of changes in our net borrowing activity. In 2014 and 2013, our net borrowing activity provided cash of $56.1 million and $66.7 million, respectively. In 2013, we received net cash proceeds of $246.2 million from our issuance of $250 million of 3.50% notes due 2023. We used these net proceeds, together with cash on hand, to repay $250 million of maturing 5.25% notes and $1.4 million of other long-term debt, and we increased our net short-term borrowings by $71.9 million in 2013. In 2012, our net borrowing activity used cash of $80.5 million, due principally to a $76.6 million net reduction in short-term borrowings.
The following table outlines the activity in our share repurchase programs (in millions):

	2014	2013	2012
Number of shares of common stock	3.6	2.7	2.4
Dollar amount	$244.3	$177.4	$132.2
As of November 30, 2014, $116 million remained of a $400 million share repurchase program that was authorized by our Board of Directors in April 2013. During the fourth quarter of 2013, we completed a previous $400 million share repurchase program that had been authorized in June 2010.
The common stock issued in 2014, 2013 and 2012 relates to our stock compensation plans.
Our dividend history over the past three years is as follows:

	2014	2013	2012
Total dividends paid	$192.4	$179.9	$164.7
Dividends paid per share	1.48	1.36	1.24
Percentage increase per share	8.8%	9.7%	10.7%
In November 2014, the Board of Directors approved an 8.1% increase in the quarterly dividend from $0.37 to $0.40 per share. During the past five years, dividends per share have risen at a compound annual rate of 9.0%.

	2014	2013	2012
Total debt/adjusted EBITDA	1.73	1.71	1.66

For 2014, our total debt has increased slightly over the prior year to bring the ratio of total debt to adjusted EBITDA to 1.73. The increase was due to higher short-term borrowings to fund strategic purchases of inventory.
The changes in our total debt to adjusted EBITDA from 2012 to 2013 are mainly due to changes in our debt in conjunction with acquisition activity and the subsequent reduction of that debt. In 2011, we increased our debt levels to help fund our Kohinoor, Kamis and Kitchen Basics® acquisitions. During 2012, the debt associated with these acquisitions was reduced to bring our total debt to adjusted EBITDA within our target range of 1.5 to 1.8. For 2013, our EBITDA is lower due to the impact of the special charges and loss on voluntary pension settlement. Excluding the impact of special charges and loss on voluntary pension settlement, adjusted EBITDA for 2013 was $722.2 million and the ratio of total debt to adjusted EBITDA was 1.71.
Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At November 30, 2014, we temporarily used $201.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2014 and 2013 were $423.7 million and $390.7 million, respectively. The total average debt outstanding for the years ended November 30, 2014 and 2013 was $1,428.7 million and $1,395.7 million, respectively.
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
Credit and Capital Markets – Global credit and capital markets continued to improve in 2014. The following summarizes the more significant impacts of credit and capital markets on our business:
CREDIT FACILITIES – Cash flows from operating activities are our primary source of liquidity for funding growth, share repurchases, dividends and capital expenditures. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements.
Our major revolving credit facility has a total committed capacity of $600 million, which expires in 2016. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $125.4 million as of November 30, 2014 that will expire in 2015. We engage in regular communication with all of the banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See also note 6 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $16.8 million in 2014, $42.7 million in 2013 and $104.3 million in 2012. Our cash contributions in 2012 included a $35 million contribution made late in the fiscal year to bring the pension plan's funding status within our company guidelines. It is expected that the 2015 total pension plan contributions will be approximately $16 million primarily for international plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 66% of assets are invested in equities, 25% in fixed income investments and 9% in other investments. Assets in the rabbi trust are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of approximately 50% in equities and 50% in fixed income investments. See also note 10 of the financial statements, which provides details on our pension funding.
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
See note 2 of the financial statements for further details of this acquisition.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among McCormick & Co., Inc., the S&P 500 Index
and the S&P Packaged Foods & Meats Index

$250
$200
$150
$100
$50
$0
11/09
11/10
11/11
11/12
11/13
11/14
McCormick & Co., Inc.
S&P 500
S&P Packaged Foods & Meats

*$100 invested on 11/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending November 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the value of foreign currency investments in subsidiaries and unconsolidated affiliates and cash flows related to repatriation of these investments. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee, Thai baht and Swiss franc, as well as the British pound sterling versus the Euro. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2014, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in France, the U.K., Poland, Canada and Australia. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.
The following table summarizes the foreign currency exchange contracts held at November 30, 2014. All contracts are valued in U.S. dollars using year-end 2014 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2014

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$22.5	1.27	$0.4
British pound sterling	U.S. dollar	11.7	1.68	0.9
Canadian dollar	U.S. dollar	35.8	0.93	2.1
Australian dollar	U.S. dollar	3.3	0.91	0.2
Polish zloty	U.S. dollar	9.5	3.19	0.5
U.S. dollar	Canadian dollar	59.5	0.89	(1.0)
U.S. dollar	Euro	28.0	1.25	(0.1)
U.S. dollar	British pound sterling	39.1	1.57	(0.2)
U.S. dollar	Mexican peso	14.4	13.67	0.3
British pound sterling	Euro	26.2	0.80	—
We have a number of smaller contracts with an aggregate notional value of $12.7 million to purchase or sell other currencies, such as the Swiss franc and the Thai baht, as of November 30, 2014. The aggregate fair value of these contracts was $0.4 million at November 30, 2014.
Included in the table above are $127.1 million notional value of contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. Remaining contracts have durations of one to 12 months.
At November 30, 2013, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Polish zloty with a notional value of $204.9 million, all of which matured in 2014. The aggregate fair value of these contracts was $(0.5) million at November 30, 2013.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2014. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEAR OF MATURITY AT NOVEMBER 30, 2014

	2015	2016	2017	2018	Thereafter	Total	Fair value
Debt
Fixed rate	$0.9	$200.2	$0.2	$250.2	$556.3	$1,007.8	$1,103.3
Average interest rate	6.90%	5.21%	11.94%	5.76%	4.14%	—	—
Variable rate	$269.9	$0.4	$0.5	$0.5	$4.0	$275.3	$275.3
Average interest rate	1.28%	8.79%	8.79%	8.79%	8.79%	—	—
The table above displays the debt by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects. The fixed interest rate on $100 million of the 5.20% notes due in December 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period. We issued $250 million of 5.75% notes due in December 2017 in December 2007. Forward treasury lock agreements of $150 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 6.25%. We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements of $200 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 4.01%. We issued $250 million of 3.50% notes due in 2023 in August 2013. Forward treasury lock agreements of $175 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 3.30%.
Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2014, our most significant raw materials were pepper, dairy products, rice, capsicums (red peppers and paprika), onion, garlic and wheat flour. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2014:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$269.6	$269.6	—	—	—
Long-term debt	1,013.5	1.2	$201.3	$251.5	$559.5
Operating leases	92.3	23.4	31.5	19.8	17.6
Interest payments	252.7	43.2	78.1	53.7	77.7
Raw material purchase obligations(a)	377.0	377.0	—	—	—
Other purchase obligations(b)	16.7	16.7	—	—	—
Total contractual cash obligations	$2,021.8	$731.1	$310.9	$325.0	$654.8

(a)	Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(b)	Other purchase obligations primarily consist of advertising media commitments and electricity contracts.
Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.6	$0.6	—	—	—
Standby letters of credit	8.1	8.1	—	—	—
Total commercial commitments	$8.7	$8.7	—	—	—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2014 and 2013.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of the financial statements for further details of these impacts.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are in the following areas:
Customer Contracts
In several of our major geographic markets, the consumer business sells our products by entering into annual or multi-year customer contracts. These contracts include provisions for items such as sales discounts, marketing allowances and performance incentives. These items are recognized based on certain estimated criteria such as sales volume of indirect customers, customers reaching anticipated volume thresholds and marketing spending. We routinely review these criteria and make adjustments as facts and circumstances change.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2014, we had $1,722.2 million of goodwill recorded in our balance sheet ($1,581.1 million in the consumer segment and $141.1 million in the industrial segment). Our testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a relief-from-royalty method or discounted cash flow model and then compare that to the carrying amount of the indefinite-lived intangible asset. As of November 30, 2014, we had $270.8 million of brand name assets and trademarks recorded in our balance sheet and none of the balances exceed their calculated fair values. At November 30, 2014, the percentage excess of calculated fair value over book value of our major brand names and trademarks ranges from a low of 8% to a high of over 70%. While we believe that it is reasonably possible that, in the event of an increase in discount rates and/or a decline in forecasted revenues, a non-cash impairment charge may be required, we do not believe that the amount of such an impairment charge would be significant. At November 30, 2014, a hypothetical 15% reduction in the calculated fair values of our major brand names and trademarks would result in an impairment charge for only one of our major brand names and trademarks and that impairment charge would be approximately $1.5 million. We intend to continue to support our brand names and trademarks.
Below is a table which outlines the book value of our major brand names and trademarks as of November 30, 2014:

Zatarain’s	$106.4
Lawry’s	48.0
Kamis	37.5
DaQiao/ChuShiLe	28.4
Kohinoor	18.8
Simply Asia/Thai Kitchen	18.6
Other	13.1
Total	$270.8
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities may challenge certain positions. We evaluate our uncertain tax positions in accordance with the U.S. GAAP guidance for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2015 pension and postretirement benefit expense by approximately $17 million. A 1% increase or decrease in the expected return on plan assets would impact 2015 pension expense by approximately $8 million.

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments a participant may receive over their lifetime and therefore the amount of expense we will recognize. During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals. The updated mortality tables released in 2014 reflect improved trends in longevity and therefore have the effect of increasing the estimate of benefits to be received by plan participants.

In determining the most appropriate mortality assumptions for our U.S. defined benefit pension and other postretirement benefit plans at November 30, 2014, we considered the updated mortality tables issued by the Society of Actuaries, coupled with other mortality information available from the Social Security Administration and our consulting actuaries that we believe is more closely aligned with our industry and participant mix to develop assumptions that we believe are most representative of the various characteristics of our participant populations.

The use of these updated mortality assumptions increased the benefit obligation for our U.S. defined benefit pension and other postretirement benefit plans by approximately $18 million at November 30, 2014 and will have the effect of increasing related expense by approximately $2 million in 2015. We will continue to evaluate the appropriateness of mortality and other assumptions used in the measurement of our pension obligations. In addition, see the preceding sections of MD&A and note 10 of the financial statements for a discussion of these assumptions and the effects on the financial statements.
Stock-Based Compensation
We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of stock, dividend yield and risk-free interest rate. Our valuation methodology and significant assumptions used are disclosed in note 11 of the financial statements.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets periodically with members of management, the internal auditors and the independent registered public accounting firm to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2014.
Our internal control over financial reporting as of November 30, 2014 has been audited by Ernst & Young LLP.

Alan D. Wilson

Chairman & Chief Executive Officer

Gordon M. Stetz, Jr.

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2014 and 2013, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2014 and our report dated January 29, 2015 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2014 and 2013, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 29, 2015 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 29, 2015

CONSOLIDATED INCOME STATEMENT

for the year ended November 30 (millions except per share data)	2014	2013	2012
Net sales	$4,243.2	$4,123.4	$4,014.2
Cost of goods sold	2,513.0	2,457.6	2,396.4
Gross profit	1,730.2	1,665.8	1,617.8
Selling, general and administrative expense	1,122.0	1,075.0	1,039.5
Special charges	5.2	25.0	—
Loss on voluntary pension settlement	—	15.3	—
Operating income	603.0	550.5	578.3
Interest expense	49.7	53.3	54.6
Other income, net	1.1	2.2	2.4
Income from consolidated operations before income taxes	554.4	499.4	526.1
Income taxes	145.9	133.6	139.8
Net income from consolidated operations	408.5	365.8	386.3
Income from unconsolidated operations	29.4	23.2	21.5
Net income	$437.9	$389.0	$407.8
Earnings per share–basic	$3.37	$2.94	$3.07
Earnings per share–diluted	$3.34	$2.91	$3.04
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2014	2013	2012
Net income	$437.9	$389.0	$407.8
Net income attributable to non-controlling interest	2.5	1.3	1.9
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(89.0)	235.6	(126.9)
Currency translation adjustments	(134.1)	(3.5)	(15.5)
Change in derivative financial instruments	5.7	11.8	(2.4)
Deferred taxes	31.2	(87.1)	43.0
Total other comprehensive income (loss)	(186.2)	156.8	(101.8)

Comprehensive income	$254.2	$547.1	$307.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

at November 30 (millions)	2014	2013
Assets
Cash and cash equivalents	$77.3	$63.0
Trade accounts receivable, less allowances of $4.0 for 2014 and $4.1 for 2013	493.6	495.5
Inventories	713.8	676.9
Prepaid expenses and other current assets	131.5	134.8
Total current assets	1,416.2	1,370.2
Property, plant and equipment, net	602.7	576.6
Goodwill	1,722.2	1,798.5
Intangible assets, net	330.8	333.4
Investments and other assets	342.4	371.0
Total assets	$4,414.3	$4,449.7
Liabilities
Short-term borrowings	$269.6	$211.6
Current portion of long-term debt	1.2	2.5
Trade accounts payable	372.1	387.3
Other accrued liabilities	479.1	461.7
Total current liabilities	1,122.0	1,063.1
Long-term debt	1,014.1	1,019.0
Other long-term liabilities	468.8	419.9
Total liabilities	2,604.9	2,502.0
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2014–12.0 shares, 2013–12.1 shares	367.2	352.8
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2014–116.4 shares, 2013–119.0 shares	628.4	609.6
Retained earnings	982.6	970.4
Accumulated other comprehensive loss	(186.0)	(0.3)
Non-controlling interests	17.2	15.2
Total shareholders’ equity	1,809.4	1,947.7
Total liabilities and shareholders’ equity	$4,414.3	$4,449.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENT

for the year ended November 30 (millions)	2014	2013	2012
Operating activities
Net income	$437.9	$389.0	$407.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.7	106.0	102.8
Stock-based compensation	18.2	18.7	20.2
Special charges	5.2	25.0	—
Loss on voluntary pension settlement	—	15.3	—
Loss on sale of assets	1.3	0.3	0.8
Deferred income taxes	6.1	(15.3)	24.3
Income from unconsolidated operations	(29.4)	(23.2)	(21.5)
Changes in operating assets and liabilities:
Trade accounts receivable	(16.4)	(29.2)	(38.8)
Inventories	(54.4)	(59.9)	1.2
Trade accounts payable	(6.7)	12.1	8.2
Other assets and liabilities	23.3	21.8	(65.6)
Dividends received from unconsolidated affiliates	15.8	4.6	15.6
Net cash provided by operating activities	503.6	465.2	455.0
Investing activities
Acquisitions of businesses and joint venture interests	—	(142.3)	—
Capital expenditures	(132.7)	(99.9)	(110.3)
Proceeds from sale of property, plant and equipment	1.1	2.5	1.3
Net cash used in investing activities	(131.6)	(239.7)	(109.0)
Financing activities
Short-term borrowings, net	57.7	71.9	(76.6)
Long-term debt borrowings	—	246.2	0.8
Long-term debt repayments	(1.6)	(251.4)	(4.7)
Proceeds from exercised stock options	31.7	44.7	53.1
Common stock acquired by purchase	(244.3)	(177.4)	(132.2)
Dividends paid	(192.4)	(179.9)	(164.7)
Net cash used in financing activities	(348.9)	(245.9)	(324.3)
Effect of exchange rate changes on cash and cash equivalents	(8.8)	4.4	3.4
Increase (decrease) in cash and cash equivalents	14.3	(16.0)	25.1
Cash and cash equivalents at beginning of year	63.0	79.0	53.9
Cash and cash equivalents at end of year	$77.3	$63.0	$79.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2011	12.4	120.5	$821.9	$838.8	$(59.0)	$16.8	$1,618.5

Net income			—	407.8	—	—	407.8
Net income attributable to non-controlling interest			—	—	—	1.9	1.9
Other comprehensive loss, net of tax			—	—	(100.9)	(0.9)	(101.8)

Dividends			—	(168.4)	—	—	(168.4)
Dividends attributable to non-controlling interest			—	—	—	(0.5)	(0.5)
Stock-based compensation			20.2	—	—	—	20.2
Shares purchased and retired	(0.6)	(2.4)	(25.5)	(143.6)	—	—	(169.1)
Shares issued, including tax benefit of $13.3	2.0	0.6	91.6	—	—	—	91.6
Equal exchange	(1.4)	1.4	—	—	—	—	—
Balance, November 30, 2012	12.4	120.1	$908.2	$934.6	$(159.9)	$17.3	$1,700.2

Net income			—	389.0	—	—	389.0
Net income attributable to non-controlling interest			—	—	—	1.3	1.3
Other comprehensive income (loss), net of tax			—	—	159.6	(2.8)	156.8

Dividends			—	(183.3)	—	—	(183.3)
Dividends attributable to non-controlling interest			—	—	—	(0.6)	(0.6)
Stock-based compensation			18.7	—	—	—	18.7
Shares purchased and retired	(0.3)	(2.5)	(19.5)	(169.9)	—	—	(189.4)
Shares issued, including tax benefit of $12.6	1.1	0.3	55.0	—	—	—	55.0
Equal exchange	(1.1)	1.1	—	—	—	—	—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2013	12.1	119.0	$962.4	$970.4	$(0.3)	$15.2	$1,947.7

Net income			—	437.9	—	—	437.9
Net income attributable to non-controlling interest			—	—	—	2.5	2.5
Other comprehensive loss, net of tax			—	—	(185.7)	(0.5)	(186.2)

Dividends			—	(195.2)	—	—	(195.2)
Stock-based compensation			18.2	—	—	—	18.2
Shares purchased and retired	(0.2)	(3.5)	(25.3)	(230.5)	—	—	(255.8)
Shares issued, including tax benefit of $9.0	0.8	0.2	40.3	—	—	—	40.3
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2014	12.0	116.4	$995.6	$982.6	$(186.0)	$17.2	$1,809.4
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
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $11.7 million of software development costs during the year ended November 30, 2014, $16.7 million during the year ended November 30, 2013 and $20.5 million during the year ended November 30, 2012.
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
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a relief-from-royalty method or discounted cash flow model and then compare that to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
Long-lived Fixed Asset Impairment
Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on estimated fair value.
Revenue Recognition
We recognize revenue when we have an agreement with the customer; upon either shipment or delivery, depending upon contractual terms; and when the sales price is fixed or determinable and collectability is reasonably assured. We reduce revenue for estimated product returns, allowances and price discounts based on historical experience and contractual terms.
Trade allowances, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Revenue is recorded net of trade allowances.
Trade accounts receivable are amounts billed and currently due from customers. We have an allowance for doubtful accounts to reduce our receivables to their net realizable value. We estimate the allowance for doubtful accounts based on the aging of our receivables and our history of collections.
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $100.3 million, $96.9 million and $94.8 million for 2014, 2013 and 2012, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $62.0 million, $61.3 million and $57.8 million for 2014, 2013 and 2012, respectively.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $226.6 million, $207.8 million and $198.3 million for 2014, 2013 and 2012, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation on assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertisement are expensed as incurred. Advertising expense was $100.4 million, $85.0 million and $86.2 million for 2014, 2013 and 2012, respectively.

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
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (loss) either in the notes or parenthetically on the face of the income statement. We adopted this new accounting pronouncement in 2014 and have included the necessary disclosures in note 9, Accumulated Other Comprehensive Loss. There was no impact on our financial statements from adoption, other than the additional disclosures.
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
Proforma financial information for the Wuhan acquisition has not been presented because the financial impact is not material.
3.  SPECIAL CHARGES

In the fourth quarter of 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions include the closure of our current sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo® brand, as well as actions intended to streamline selling, general and administrative activities throughout EMEA, including the centralization of certain shared service activity across parts of the region into Poland.

In 2014, we recorded $2.1 million of charges associated with this previously announced EMEA reorganization, with $1.1 million related to employee severance and $1.0 million for other exit costs. For 2013, we recorded $25.0 million of charges related to this reorganization. For both years, these charges have been included on a separate line in the consolidated income statement. Of the $25.0 million of special charges recognized in 2013, $15.9 million related to employee severance, $6.4 million to asset write-downs, and $2.7 million to other exit costs.
These reorganization actions in the EMEA region are expected to generate annual cost savings of approximately $10 million when completed in 2015. Total cash expenditures for the EMEA reorganization were $10.7 million in 2014 and are expected to be approximately $10 million in 2015. Of the $2.1 million of special charges recognized with respect to this reorganization in 2014, all have been recorded in the consumer business segment. Of the $25.0 million of special charges recognized in 2013, $22.2 million were recorded in the consumer business segment and $2.8 million were recorded in the industrial business segment.
The $6.4 million asset write-down included in the $25.0 million special charge for 2013 relates to an impairment charge for the reduction in the value of our Silvo brand name in The Netherlands. Our decision to transition to a third-party distributor model to continue to sell the Silvo brand led us to conclude an impairment indicator to the Silvo brand was present. We calculated the fair value of the Silvo brand using the relief-from-royalty method and determined that it was lower than its carrying value. Consequently, we recorded a non-cash impairment charge of $6.4 million as part of the $22.2 million in special charges included in our consumer business segment during the fourth quarter of 2013. The carrying value of the Silvo brand name as of November 30, 2014 is not significant.
The following table outlines the major components of accrual balances relating to the special charges associated with this EMEA reorganization as of November 30, 2013 and November 30, 2014 (in millions):

	Employee severance	Other exit costs	Total
Balance as of November 30, 2013	$15.9	$2.7	$18.6
Special charges	1.1	1.0	2.1
Amounts utilized	(7.7)	(3.0)	(10.7)
Balance as of November 30, 2014	$9.3	$0.7	$10.0
In 2014, we continued to evaluate changes to our organizational structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness. In addition to the $2.1 million of special charges recognized in 2014 related to the previously announced EMEA reorganization, we also undertook reorganization actions in the U.S. and Australian businesses in 2014 and recognized an additional $3.1 million of special charges, consisting of the following: (1) During the third quarter of 2014, we recorded special charges in the amount of $1.3 million, principally related to employee severance, to realign certain manufacturing operations in the U.S. industrial business. Cash expenditures in 2014 associated with this action totaled $0.4 million. We expect that this action will be completed by 2015 and, upon completion, generate annual savings of approximately $2.3 million. (2) During the fourth quarter of 2014, we recorded special charges in the Australian business in the amount of $0.7 million, all related to the consumer segment business, consisting of employee severance and related expenses, to streamline costs through the elimination of certain manufacturing and administrative positions. Cash expenditures in 2014 associated with this reorganization totaled $0.2 million. We expect that this reorganization will be completed in 2015 and, upon completion, generate annual savings of approximately $0.8 million. (3) During the fourth quarter of 2014, we recorded special charges of $1.1 million, consisting of employee severance and related expenses, to eliminate certain administrative positions in the U.S. business. Of the $1.1 million in special charges, $0.9 million and $0.2 million related to the consumer business segment and industrial business segment, respectively. Cash expenditures in 2014 associated with this action totaled $0.2 million. We expect that this action will be completed in 2015 and, upon completion, generate annual savings of approximately $1.2 million.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30, 2014 and 2013:

	2014		2013
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Finite-lived intangible assets	$94.7	$34.7	$93.9	$30.2
Indefinite-lived intangible assets:
Goodwill	1,722.2		1,798.5
Brand names and trademarks	270.8		269.7
	1,993.0		2,068.2
Total goodwill and intangible assets	$2,087.7	$34.7	$2,162.1	$30.2
Intangible asset amortization expense was $5.6 million, $5.2 million and $4.3 million for 2014, 2013 and 2012, respectively. At November 30, 2014, finite-lived intangible assets had a weighted-average remaining life of approximately 13 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30, 2014 and 2013 were as follows:

	2014		2013
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,654.7	$143.8	$1,551.0	$144.3
Changes in purchase price allocation	(6.1)	—	—	—
Goodwill acquired	—	—	77.9	—
Foreign currency fluctuations and other	(67.5)	(2.7)	25.8	(0.5)
End of year	$1,581.1	$141.1	$1,654.7	$143.8
5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2014	2013	2012
Net sales	$766.6	$761.4	$727.1
Gross profit	275.7	256.9	229.2
Net income	67.5	53.8	47.1
Current assets	$320.1	$288.9	$274.4
Noncurrent assets	123.6	128.4	104.2
Current liabilities	137.2	141.0	129.9
Noncurrent liabilities	6.3	7.2	20.5
Our share of undistributed earnings of unconsolidated affiliates was $96.7 million at November 30, 2014. Royalty income from unconsolidated affiliates was $18.7 million, $18.4 million and $17.1 million for 2014, 2013 and 2012, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 91% of income from unconsolidated operations in 2014, 78% in 2013 and 82% in 2012.

6.  FINANCING ARRANGEMENTS
Our outstanding debt was as follows at November 30:

(millions)	2014	2013
Short-term borrowings
Commercial paper	$239.4	$200.3
Other	30.2	11.3
	$269.6	$211.6
Weighted-average interest rate of short-term borrowings at year-end	1.3%	0.7%

Long-term debt
5.20% notes due 12/15/2015(1)	$200.0	$200.0
5.75% notes due 12/15/2017(2)	250.0	250.0
3.90% notes due 7/8/2021(3)	250.0	250.0
3.50% notes due 8/19/2023(4)	250.0	250.0
7.63%–8.12% notes due 2024	55.0	55.0
Other	8.5	10.8
Unamortized discounts and fair value adjustments	1.8	5.7
	1,015.3	1,021.5
Less current portion	1.2	2.5
	$1,014.1	$1,019.0

(1)
The fixed interest rate on $100 million of the 5.20% notes due in 2015 is effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments are based on 3 month LIBOR minus 0.05% during this period (our effective rate as of November 30, 2014 was 0.19%).

(2)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 6.25%.

(3)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(4)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.
Maturities of long-term debt during the fiscal years subsequent to November 30, 2014 are as follows (in millions):

2016	$200.6
2017	0.7
2018	250.7
2019	0.8
Thereafter	559.5
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
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2011, we entered into a five-year $600 million revolving credit facility, which will expire in June 2016. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.875%. This credit facility supports our commercial paper program and we have $360.6 million of capacity at November 30, 2014, after $239.4 million was used to support issued commercial paper. In addition, we have several uncommitted lines which have a total unused capacity at November 30, 2014 of $125.4 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and annual commitment fees were $0.5 million for 2014 and 2013.

Rental expense under operating leases (primarily buildings and equipment) was $40.3 million in 2014, $37.6 million in 2013 and $32.7 million in 2012. Future annual fixed rental payments for the years ending November 30 are as follows (in millions):

2015	$23.4
2016	17.6
2017	13.9
2018	11.3
2019	8.5
Thereafter	17.6
At November 30, 2014, we had guarantees outstanding of $0.6 million with terms of one year or less. At November 30, 2014 and 2013, we had outstanding letters of credit of $8.1 million and $61.9 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $12.9 million at November 30, 2014.
7.  FINANCIAL INSTRUMENTS
We use derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.
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
At November 30, 2014, we had foreign currency exchange contracts to purchase or sell $262.7 million of foreign currencies versus $204.9 million at November 30, 2013. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2014, we had $127.1 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. The remaining contracts have durations of one to twelve months.
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

The following tables disclose the derivative instruments on our balance sheet as of November 30, 2014 and 2013, which are all recorded at fair value:

As of November 30, 2014:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$7.4	Other accrued liabilities	—	—
Foreign exchange contracts	Other current assets	106.3	4.9	Other accrued liabilities	$156.4	$1.4
Total			$12.3			$1.4
As of November 30, 2013:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$12.2	Other accrued liabilities	—	—
Foreign exchange contracts	Other current assets	79.2	1.1	Other accrued liabilities	$125.7	$1.6
Total			$13.3			$1.6
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2014, 2013 and 2012:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2014	2013	2012
Interest rate contracts	Interest expense	$5.0	$5.0	$4.7

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2014	2013	2012		2014	2013	2012
Interest rate contracts	—	$9.2	$(0.1)	Interest expense	$(0.2)	$(1.3)	$(1.4)
Foreign exchange contracts	$4.2	1.0	(2.4)	Cost of goods sold	(1.1)	0.3	0.6
Total	$4.2	$10.2	$(2.5)		$(1.3)	$(1.0)	$(0.8)
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $4.3 million increase to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments at November 30, 2014 and 2013 were as follows:

	2014		2013
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$113.0	$113.0	$103.4	$103.4
Long-term debt	1,015.3	1,109.0	1,021.5	1,102.4
Derivatives related to:
Interest rates (assets)	7.4	7.4	12.2	12.2
Foreign currency (assets)	4.9	4.9	1.1	1.1
Foreign currency (liabilities)	1.4	1.4	1.6	1.6
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $80.1 million and $77.5 million at November 30, 2014 and 2013, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. The customers of our consumer business are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs and discount chains. This has caused some customers to be less profitable and increased our exposure to credit risk. We have a large and diverse customer base and, other than with respect to the two customers disclosed in note 16, each of which accounted for greater than 10% of our consolidated sales, there was no material concentration of credit risk in these accounts at November 30, 2014. At November 30, 2014, amounts due from those two customers aggregated approximately 21% of consolidated trade accounts receivable and prepaid allowances. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis at November 30, 2014 and 2013 are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2014
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77.3	$77.3	—	—
Insurance contracts	104.5	—	$104.5	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	7.4	—	7.4	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$202.6	$85.8	$116.8	—
Liabilities
Foreign currency derivatives	$1.4	—	$1.4	—
Total	$1.4	—	$1.4	—

		Fair value measurements using fair value hierarchy as of November 30, 2013
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$63.0	$63.0	—	—
Insurance contracts	90.1	—	$90.1	—
Bonds and other long-term investments	13.3	13.3	—	—
Interest rate derivatives	12.2	—	12.2	—
Foreign currency derivatives	1.1	—	1.1	—
Total	$179.7	$76.3	$103.4	—
Liabilities
Foreign currency derivatives	$1.6	—	$1.6	—
Total	$1.6	—	$1.6	—
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable (in millions):

(millions)	2014	2013
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$32.1	$165.7
Unrealized gain (loss) on foreign currency exchange contracts	3.0	(0.3)
Unamortized value of settled interest rate swaps	2.9	2.0
Pension and other postretirement costs	(224.0)	(167.7)
	$(186.0)	$(0.3)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30, 2014, 2013 and 2012:

(millions)				Affected Line Items in the Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2014	2013	2012
Gains/ (losses) on cash flow hedges:
Interest rate derivatives	$(0.2)	$(1.3)	$(1.4)	Interest expense
Foreign exchange contracts	(1.1)	0.3	0.6	Cost of goods sold
Total before taxes	(1.3)	(1.0)	(0.8)
Tax effect	0.3	0.3	0.2	Income taxes
Net, after tax	$(1.0)	$(0.7)	$(0.6)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.3	$(0.8)	$(3.5)	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	16.4	36.5	21.6	SG&A expense/ Cost of goods sold
Total before taxes	16.7	35.7	18.1
Tax effect	(5.7)	(12.1)	(6.2)	Income taxes
Net, after tax	$11.0	$23.6	$11.9

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and total other postretirement expense (refer to note 10 for additional details).
10.  EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. and contribute to government-sponsored retirement plans in locations outside the U.S. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees.
Included in accumulated other comprehensive loss at November 30, 2014 was $330.0 million ($224.0 million net of tax) related to net unrecognized actuarial losses of $327.9 million and unrecognized prior service costs of $2.1 million that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $23.4 million ($15.7 million net of tax) in net periodic pension and postretirement benefit expense during 2015 related to the amortization of actuarial losses of $23.1 million and the amortization of prior service costs of $0.3 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2014	2013	2014	2013
Discount rate—funded plan	4.4%	5.2%	3.8%	4.6%
Discount rate—unfunded plan	4.3%	5.1%	—	—
Salary scale	3.8%	3.8%	3.0-3.8%	3.0-3.8%

The significant assumptions used to determine pension expense are as follows:

	United States			International
	2014	2013	2012	2014	2013	2012
Discount rate—funded plan	5.2%	4.3%	5.5%	4.6%	4.4%	5.1%
Discount rate—unfunded plan	5.1%	4.2%	5.4%	—	—	—
Salary scale	3.8%	3.8%	3.8%	3.0-3.8%	3.0-3.8%	3.0-3.8%
Expected return on plan assets	8.0%	8.0%	8.3%	6.4%	6.6%	6.7%

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
Our pension expense was as follows:

	United States			International
(millions)	2014	2013	2012	2014	2013	2012
Service cost	$20.0	$23.2	$17.5	$7.8	$8.8	$6.8
Interest costs	31.1	31.2	31.8	13.8	12.6	12.8
Expected return on plan assets	(38.8)	(41.4)	(37.8)	(18.7)	(17.2)	(16.2)
Loss on voluntary pension settlement	—	15.3	—	—	—	—
Amortization of prior service costs	—	—	0.1	0.3	0.4	0.4
Amortization of net actuarial loss	11.8	29.5	18.1	4.6	5.6	3.5
Other	—	—	—	—	0.1	—
	$24.1	$57.8	$29.7	$7.8	$10.3	$7.3
Rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$607.7	$735.2	$304.9	$300.8
Service cost	20.0	23.2	7.8	8.8
Interest costs	31.1	31.2	13.8	12.6
Employee contributions	—	—	1.5	1.7
Voluntary pension settlement	—	(63.3)	—	—
Plan changes and other	—	—	(0.6)	(1.4)
Actuarial (gain) loss	94.0	(97.8)	49.9	(5.5)
Benefits paid	(24.4)	(20.8)	(13.9)	(8.6)
Expenses paid	—	—	(0.8)	(0.8)
Foreign currency impact	—	—	(21.0)	(2.7)
Benefit obligation at end of year	$728.4	$607.7	$341.6	$304.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$552.3	$519.8	$279.9	$247.6
Actual return on plan assets	43.9	84.5	44.8	31.4
Employer contributions	4.5	32.1	12.3	10.6
Employee contributions	—	—	1.5	1.7
Voluntary pension settlement	—	(63.3)	—	—
Benefits paid	(24.4)	(20.8)	(13.9)	(8.6)
Expenses paid	—	—	(0.8)	(0.8)
Foreign currency impact	—	—	(18.5)	(2.0)
Fair value of plan assets at end of year	$576.3	$552.3	$305.3	$279.9
Funded status	$(152.1)	$(55.4)	$(36.3)	$(25.0)
Pension plans in which accumulated benefit obligation exceeded plan assets
Accumulated benefit obligation	$86.7	$76.8	$189.2	$191.4
Fair value of plan assets	—	—	174.2	176.8

Included in the U.S. in the preceding table is a benefit obligation of $91.3 million and $81.2 million for 2014 and 2013, respectively, related to a nonqualified defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The accumulated benefit obligation related to this plan was $86.7 million and $76.8 million as of November 30, 2014 and 2013, respectively. The assets related to this plan, which totaled $79.6 million and $74.4 million as of November 30, 2014 and 2013, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2014	2013	2014	2013
Non-current pension asset	—	$25.8	$0.3	—
Accrued pension liability	$152.1	81.2	36.6	$25.0
Deferred income tax assets	87.9	59.4	19.3	15.7
Accumulated other comprehensive loss	144.0	95.5	82.5	74.1
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $636.7 million and $532.8 million as of November 30, 2014 and 2013, respectively. The accumulated benefit obligation for the international pension plans was $310.9 million and $276.5 million as of November 30, 2014 and 2013, respectively.
The investment objectives of the defined benefit pension plans are to provide assets to meet the current and future obligations of the plans at a reasonable cost to us. The goal is to optimize the long-term return across the portfolio of investments at a moderate level of risk. Higher-returning assets include mutual, co-mingled and other funds comprised of equity securities, utilizing both active and passive investment styles. These more volatile assets are balanced with less volatile assets, primarily mutual, co-mingled and other funds comprised of fixed income securities. Professional investment firms are engaged to provide advice on the selection and monitoring of investment funds, and to provide advice on the allocation of plan assets across the various fund managers. This advice is based in part on the duration of each plan’s liability. The investment return performances are evaluated quarterly against specific benchmark indices and against a peer group of funds of the same asset classification.
Our allocations of U.S. pension plan assets as of November 30, 2014 and 2013, by asset category, were as follows:

	Actual		2014
Asset Category	2014	2013	Target
Equity securities	70.4%	70.2%	65.0%
Fixed income securities	15.5%	23.1%	17.5%
Other	14.1%	6.7%	17.5%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, 2014 and 2013, by asset category, were as follows:

	Actual		2014
Asset Category	2014	2013	Target
Equity securities	56.6%	57.6%	53.0%
Fixed income securities	43.2%	42.1%	41.0%
Other	0.2%	0.3%	6.0%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30, 2014 and 2013 for the United States and international plans:

As of November 30, 2014	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$15.0	$15.0	—	—
Equity securities:
U.S. equity securities(a)	301.0	144.3	$156.7	—
International equity securities(b)	111.1	111.1	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	30.6	30.6	—	—
High yield bonds(d)	31.9	—	31.9	—
International/government/ corporate bonds(e)	25.9	25.9	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge funds(g)	54.7	—	—	$54.7
Private equity funds(h)	5.0	—	—	5.0
Total investments	$576.3	$326.9	$189.7	$59.7

As of November 30, 2014	International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.6	$0.6	—	—
International equity securities(b)	172.7	—	$172.7	—
Fixed income securities:
U.S./government/ corporate bonds(c)	108.5	—	108.5	—
Insurance contracts(f)	23.5	—	23.5	—
Total investments	$305.3	$0.6	$304.7	—

As of November 30, 2013	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$13.5	$13.5	—	—
Equity securities:
U.S. equity securities(a)	277.2	129.5	$147.7	—
International equity securities(b)	110.7	110.7	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	72.5	72.5	—	—
High yield bonds(d)	29.3	—	29.3	—
International/government/ corporate bonds(e)	24.7	24.7	—	—
Insurance contracts(f)	1.0	—	1.0	—
Other types of investments:
Hedge funds(g)	18.5	—	—	$18.5
Private equity funds(h)	4.9	—	—	4.9
Total investments	$552.3	$350.9	$178.0	$23.4

As of November 30, 2013		International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.6	$0.6	—	—
International equity securities(b)	161.4	—	$161.4	—
Fixed income securities:
U.S./government/ corporate bonds(c)	99.3	—	99.3	—
Insurance contracts(f)	18.6	—	18.6	—
Total investments	$279.9	$0.6	$279.3	—

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises hedge funds investing in strategies represented in various HFRI Fund Indices.

(h)	This category comprises private equity, venture capital and limited partnerships.
The change in fair value of the plans’ Level 3 assets for 2014 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge funds	$18.5	$1.5	$(1.7)	$36.4	$54.7
Private equity funds	4.9	0.9	0.2	(1.0)	5.0
Total	$23.4	$2.4	$(1.5)	$35.4	$59.7
The change in fair value of the plans’ Level 3 assets for 2013 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge funds	$21.1	$0.9	$1.5	$(5.0)	$18.5
Private equity funds	5.3	0.5	(0.1)	(0.8)	4.9
Total	$26.4	$1.4	$1.4	$(5.8)	$23.4
The value for the Level 3 hedge funds’ assets is determined by an administrator using financial statements of the underlying funds or estimates provided by fund managers. The value for the Level 3 private equity funds’ assets is determined by the general partner or the general partner’s designee. In addition, for the plans’ Level 3 assets, we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets in this category.
Equity securities in the U.S. plan included McCormick stock with a fair value of $33.0 million (0.5 million shares and 5.7% of total U.S. pension plan assets) and $31.6 million (0.5 million shares and 5.7% of total U.S. pension plan assets) at November 30, 2014 and 2013, respectively. Dividends paid on these shares were $0.7 million in 2014 and $0.6 million in 2013.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. plans for the next 10 fiscal years will be as follows:

(millions)	United States expected payments
2015	$24.5
2016	25.5
2017	27.4
2018	30.1
2019	31.7
2020-2024	195.4

It is anticipated that future benefit payments for the international plans for the next 10 fiscal years will be as follows:

(millions)	International expected payments
2015	$8.5
2016	8.9
2017	9.9
2018	10.8
2019	12.3
2020-2024	79.7
U.S. Defined Contribution Retirement Plans
For the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition we make contributions for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $7.7 million, $7.7 million and $7.4 million in 2014, 2013 and 2012, respectively.
At the participant’s election, 401(k) retirement plans held 2.3 million shares of McCormick stock, with a fair value of $164.9 million, at November 30, 2014. Dividends paid on these shares in 2014 were $3.5 million.
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
Our other postretirement benefit expense follows:

(millions)	2014	2013	2012
Service cost	$3.6	$5.1	$4.0
Interest costs	4.3	4.1	4.9
Amortization of prior service costs	—	(1.2)	(4.0)
Amortization of losses	—	1.4	—
Special termination benefits	—	—	(0.1)
Postretirement benefit expense	$7.9	$9.4	$4.8
Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$94.9	$112.8
Service cost	3.6	5.1
Interest costs	4.3	4.1
Employee contributions	2.9	2.9
Demographic assumptions change	(5.8)	(8.1)
Other plan assumptions	1.1	(1.5)
Trend rate assumption change	0.1	—
Discount rate change	5.8	(8.7)
Actuarial gain	(2.3)	(3.3)
Benefits paid	(8.3)	(8.4)
Benefit obligation at end of year	$96.3	$94.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	$5.4	$5.5
Employee contributions	2.9	2.9
Benefits paid	(8.3)	(8.4)
Fair value of plan assets at end of year	—	—
Other postretirement benefit liability	$96.3	$94.9

Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2015	$5.8	$1.1	$6.9
2016	5.7	1.1	6.8
2017	5.7	1.2	6.9
2018	5.8	1.2	7.0
2019	5.9	1.2	7.1
2020-2024	29.4	6.3	35.7
The assumed discount rate was 4.0% and 4.7% for 2014 and 2013, respectively.
For 2014, the assumed annual rate of increase in the cost of covered health care benefits is 7.0% (7.0% last year). It is assumed to decrease gradually to 5.0% in the year 2022 (5.0% in 2021 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2014.
11.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP) (formerly known as our mid-term incentive program or MTIP). Total stock-based compensation expense for 2014, 2013 and 2012 was $18.2 million, $18.7 million and $20.2 million, respectively. Total unrecognized stock-based compensation expense at November 30, 2014 was $18.9 million and the weighted-average period over which this will be recognized is 1.1 years. As of November 30, 2014, we have 5.8 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
For all awards, forfeiture rates are considered in the calculation of compensation expense.
Below we have summarized the key terms and the methods of valuation and expense recognition for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted in 2014 vest over a three-year term or upon retirement. Prior to 2014, substantially all of the RSUs granted vested over a two-year term or upon retirement. Compensation expense is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2014		2013		2012
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	161	$60.86	192	$49.65	233	$43.23
Granted	180	71.15	89	71.60	113	54.30
Vested	(93)	62.57	(116)	50.91	(147)	42.82
Forfeited	(9)	70.14	(4)	59.25	(7)	47.88
Outstanding—end of year	239	$67.60	161	$60.86	192	$49.65
Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options granted in 2014 vested ratably over a three-year period or upon retirement and are exercisable over a 10-year period. Prior to 2014, substantially all of the options granted vest ratably over a four-year period or upon retirement. Upon exercise of the option, shares are issued from our authorized and unissued shares.
The fair value of the options is estimated with a lattice option pricing model which uses the assumptions in the table below. We believe the lattice model provides an appropriate estimate of fair value of our options as it allows for a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is an output of the option pricing model and estimates the period of time that options are expected to remain unexercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is calculated based on the fair value of the options on the date of grant. This compensation is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
The per share weighted-average fair value for all options granted was $9.48, $9.47 and $7.17 in 2014, 2013 and 2012, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2014	2013	2012
Risk-free interest rates	0.1 - 2.7%	0.1 - 1.8%	0.1 - 2.2%
Dividend yield	2.1%	1.9%	2.3%
Expected volatility	15.6 - 20.1%	14.5 - 20.6%	16.5 - 21.6%
Expected lives	5.8 years	6.2 years	6.1 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.
A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2014		2013		2012
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.6	$47.73	5.1	$40.06	6.6	$34.98
Granted	1.1	71.12	0.9	71.60	0.9	54.27
Exercised	(0.8)	37.19	(1.3)	34.11	(2.4)	31.43
Forfeited	(0.1)	67.22	(0.1)	57.33	—	—
Outstanding—end of year	4.8	54.17	4.6	47.73	5.1	40.06
Exercisable—end of year	2.8	$45.71	2.7	$39.62	2.7	$34.99
As of November 30, 2014, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $96.5 million and for options currently exercisable was $81.0 million. At November 30, 2014, the differences between options outstanding and options expected to vest and their related weighted average exercise prices, aggregate intrinsic values and weighted average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2014, 2013 and 2012 was $25.9 million, $43.7 million and $62.8 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2014 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price
$20.00 - $40.00	1.4	3.9	$35.71	1.4	3.9	$35.71
$40.01 - $60.00	1.5	6.8	50.77	1.0	6.7	50.24
$60.01 - $80.00	1.9	8.9	71.33	0.4	8.5	71.48
	4.8	6.5	$54.17	2.8	5.1	$45.71
LTPP
Our LTPP delivers awards in a combination of cash and company stock. The stock compensation portion of the LTPP awards shares of company stock if certain company performance objectives are met at the end of a three-year period. These awards are valued at the market price of the underlying stock on the date of grant. Compensation expense is recorded in the income statement ratably over the three-year period of the program based on the number of shares ultimately expected to be awarded using our estimate of the most likely outcome of achieving the performance objectives.

A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2014		2013		2012
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	334	$51.73	240	$46.63	120	$44.47
Granted	105	69.04	94	64.74	120	48.78
Vested	(118)	44.47	—	—	—	—
Performance adjustment	(55)	48.78	—	—	—	—
Forfeited	(35)	65.42	—	—	—	—
Outstanding—end of year	231	$61.94	334	$51.73	240	$46.63
12. INCOME TAXES
The provision for income taxes consists of the following:

(millions)	2014	2013	2012
Income taxes
Current
Federal	$91.3	$96.4	$79.4
State	11.3	10.3	10.1
International	37.2	42.2	26.0
	139.8	148.9	115.5
Deferred
Federal	2.8	(0.1)	21.3
State	0.3	(0.4)	4.0
International	3.0	(14.8)	(1.0)
	6.1	(15.3)	24.3
Total income taxes	$145.9	$133.6	$139.8
The components of income from consolidated operations before income taxes follow:

(millions)	2014	2013	2012
Pretax income
United States	$333.2	$351.2	$366.2
International	221.2	148.2	159.9
	$554.4	$499.4	$526.1
A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.3	1.2	1.7
International tax at different effective rates	(7.0)	(6.9)	(6.5)
U.S. tax on remitted and unremitted earnings	0.4	—	(2.0)
U.S. manufacturing deduction	(1.6)	(1.8)	(1.6)
Changes in prior year tax contingencies	(2.0)	0.3	(0.1)
Other, net	0.2	(1.0)	0.1
Total	26.3%	26.8%	26.6%

Deferred tax assets and liabilities are comprised of the following:

(millions)	2014	2013
Deferred tax assets
Employee benefit liabilities	$145.0	$110.3
Other accrued liabilities	23.9	23.5
Inventory	10.8	11.1
Tax loss and credit carryforwards	38.9	41.4
Other	11.7	9.5
Valuation allowance	(21.8)	(21.2)
	208.5	174.6
Deferred tax liabilities
Depreciation	38.8	45.3
Intangible assets	192.6	178.2
Other	8.7	7.4
	240.1	230.9
Net deferred tax liability	$(31.6)	$(56.3)
At November 30, 2014, our non-U.S. subsidiaries have tax loss carryforwards of $142.3 million. Of these carryforwards, $26.9 million expire through 2016, $48.5 million from 2017 through 2025 and $66.9 million may be carried forward indefinitely.
At November 30, 2014, our non-U.S. subsidiaries have capital loss carryforwards of $5.9 million. All of these carryforwards may be carried forward indefinitely.
At November 30, 2014, we have tax credit carryforwards of $17.5 million, of which $3.4 million expire in 2020, $0.6 million in 2021 and $13.5 million in 2022.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $0.6 million net increase in the valuation allowance was mainly due to the recognition of deferred tax assets related to subsidiaries net operating losses which are now more likely than not to be realized, offset by additional valuation allowance related to losses generated in other subsidiaries in 2014 which may not be realized in future periods.
U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $1.25 billion at November 30, 2014. Upon distribution of these earnings, we could be subject to both U.S. income taxes and withholding taxes. Determination of the unrecognized deferred income tax liability is not practical because of the complexities involved with this hypothetical calculation.
The total amount of unrecognized tax benefits as of November 30, 2014 and November 30, 2013 were $55.7 million and $58.0 million, respectively. If recognized, $45.6 million of these tax benefits would affect the effective tax rate.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2014	2013	2012
Balance at beginning of year	$58.0	$46.7	$33.2
Additions for current year tax positions	11.4	10.3	10.6
Additions for prior year tax positions	0.7	2.2	3.9
Reductions for prior year tax positions	(9.5)	—	—
Settlements	(3.5)	—	—
Statute expirations	(0.7)	(0.1)	(1.2)
Foreign currency translation	(0.7)	(1.1)	0.2
Balance at November 30	$55.7	$58.0	$46.7
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $0.5 million, $1.3 million and $1.4 million for the years ended November 30, 2014, 2013 and 2012, respectively. As of November 30, 2014 and 2013, we had accrued $5.0 million and $5.2 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2014 could decrease by approximately $2.1 million in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2007.
We reached the following tax settlements during 2014: (1) a settlement with respect to the French taxing authority’s audits of the 2007-2013 tax years; and (2) a settlement with respect to the Internal Revenue Service (IRS) examination of our U.S. federal income tax return for the 2007 and 2008 tax years.
We are under normal recurring tax audits in several of our major operations outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
13.  EARNINGS PER SHARE
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2014	2013	2012
Average shares outstanding—basic	129.9	132.1	132.7
Effect of dilutive securities:
Stock options/RSUs/LTTP	1.1	1.5	1.6
Average shares outstanding—diluted	131.0	133.6	134.3
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive.

(millions)	2014	2013	2012
Antidilutive securities	1.6	0.6	0.3
14.  CAPITAL STOCK
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
15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2014 and 2013, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahiné”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor” and "DaQiao". Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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
We have a large number of customers for our products. Sales to one of our consumer business customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2014, 12% of consolidated sales in 2013 and 11% of consolidated sales in 2012. Sales to one of our industrial business customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2014, 2013 and 2012.
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

Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2014
Net sales	$2,625.5	$1,617.7	$4,243.2	—	$4,243.2
Operating income excluding special charges	474.3	133.9	608.2	—	608.2
Income from unconsolidated operations	28.2	1.2	29.4	—	29.4
Goodwill	1,581.1	141.1	1,722.2	—	1,722.2
Assets	—	—	4,169.7	$244.6	4,414.3
Capital expenditures	—	—	108.6	24.1	132.7
Depreciation and amortization	—	—	71.7	31.0	102.7
2013
Net sales	$2,538.0	$1,585.4	$4,123.4	—	$4,123.4
Operating income excluding special charges and loss on voluntary pension settlement	472.3	118.5	590.8	—	590.8
Income from unconsolidated operations	19.5	3.7	23.2	—	23.2
Goodwill	1,654.7	143.8	1,798.5	—	1,798.5
Assets	—	—	4,142.9	$306.8	4,449.7
Capital expenditures	—	—	84.2	15.7	99.9
Depreciation and amortization	—	—	74.8	31.2	106.0
2012
Net sales	$2,415.3	$1,598.9	$4,014.2	—	$4,014.2
Operating income	456.1	122.2	578.3	—	578.3
Income from unconsolidated operations	17.3	4.2	21.5	—	21.5
Goodwill	1,551.0	144.3	1,695.3	—	1,695.3
Assets	—	—	3,912.2	$253.2	4,165.4
Capital expenditures	—	—	88.8	21.5	110.3
Depreciation and amortization	—	—	75.1	27.7	102.8

A reconciliation of operating income excluding special charges and loss on voluntary pension settlement (which we use to measure segment profitability) to operating income for the years ended November 30, 2014 and 2013 is as follows:

(millions)	2014	2013
Operating income excluding special charges and loss on voluntary pension settlement	$608.2	$590.8
Less: Special charges	5.2	25.0
Less: Loss on voluntary pension settlement	—	15.3
Operating income	$603.0	$550.5

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2014
Net sales	$2,357.5	$930.8	$954.9	$4,243.2
Long-lived assets	1,284.0	920.0	451.7	2,655.7
2013
Net sales	$2,357.0	$883.4	$883.0	$4,123.4
Long-lived assets	1,275.7	989.2	443.6	2,708.5
2012
Net sales	$2,351.5	$860.5	$802.2	$4,014.2
Long-lived assets	1,291.5	956.6	318.0	2,566.1

Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2014	2013
Inventories
Finished products	$303.2	$304.6
Raw materials and work-in-process	410.6	372.3
	$713.8	$676.9
Prepaid expenses	$20.3	$37.7
Other current assets	111.2	97.1
	$131.5	$134.8
Property, plant and equipment
Land and improvements	$57.6	$59.3
Buildings	346.4	335.4
Machinery and equipment	700.7	661.3
Software	301.7	292.5
Construction-in-progress	75.0	59.2
Accumulated depreciation	(878.7)	(831.1)
	$602.7	$576.6
Investments and other assets
Investments in affiliates	$156.3	$160.6
Long-term investments	113.0	103.4
Prepaid allowances	17.3	19.3
Other assets	55.8	87.7
	$342.4	$371.0
Other accrued liabilities
Payroll and employee benefits	$132.8	$120.4
Sales allowances	127.3	124.5
Other	219.0	216.8
	$479.1	$461.7
Other long-term liabilities
Pension	$182.3	$101.0
Postretirement benefits	89.5	88.2
Deferred taxes	108.2	139.3
Unrecognized tax benefits	47.3	53.0
Other	41.5	38.4
	$468.8	$419.9

(millions)	2014	2013	2012
Depreciation	$67.7	$67.5	$63.6
Software amortization	20.0	23.6	23.7
Interest paid	50.0	54.2	54.7
Income taxes paid	129.0	106.3	103.3
Dividends paid per share were $1.48 in 2014, $1.36 in 2013 and $1.24 in 2012.

18.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2014
Net sales	$993.4	$1,033.4	$1,042.8	$1,173.6
Gross profit	391.5	412.5	420.1	506.1
Operating income	124.6	121.7	157.3	199.4
Net income	82.5	84.5	122.9	148.0
Basic earnings per share	0.63	0.65	0.95	1.15
Diluted earnings per share	0.62	0.64	0.94	1.14
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.37	0.37	0.37	0.37
Market price—Common Stock
High	70.00	72.00	73.04	73.18
Low	62.80	65.57	66.00	65.90
Market price—Common Stock Non-Voting
High	70.02	72.31	73.09	74.33
Low	63.03	66.12	65.78	65.61
2013
Net sales	$934.4	$1,002.6	$1,016.4	$1,170.1
Gross profit	361.7	394.4	407.6	502.2
Operating income	112.0	116.0	148.4	174.1
Net income	76.0	78.6	104.4	129.9
Basic earnings per share	0.57	0.60	0.79	0.99
Diluted earnings per share	0.57	0.59	0.78	0.98
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.34	0.34	0.34	0.34
Market price—Common Stock
High	67.28	74.60	73.41	70.00
Low	61.03	68.08	66.85	63.29
Market price—Common Stock Non-Voting
High	67.32	74.76	73.36	70.20
Low	61.23	68.39	67.09	64.07

Operating income for the third and fourth quarters of 2014 included special charges of $2.3 million and $2.9 million, respectively, related to EMEA reorganization and other streamlining activities. For the third and fourth quarters of 2014, the after tax impact of these charges was $1.6 million and $2.1 million, respectively, and the basic and diluted earnings per share impact was $0.01 for the third quarter and $0.02 for the fourth quarter.

Operating income for the fourth quarter of 2013 included $25.0 million for special charges related to EMEA reorganization activities and $15.3 million of loss on voluntary pension settlements. The after tax impact of these two items is $29.2 million and the basic and diluted earnings per share impact is $0.22.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.
19.  SUBSEQUENT EVENT

On January 26, 2015, we approved a voluntary early retirement plan to be offered to certain U.S. employees aged 55 years or older with at least ten years of service to the company. The cost of the voluntary early retirement plan (which includes enhanced separation benefits but does not include supplementary pension benefits) is expected to approximate $13 million, with the actual cost to be determined based upon acceptance by eligible employees, and to be recorded in the second quarter of 2015. This plan is part of a North American effectiveness initiative that, upon completion, is expected to generate cost savings of approximately $10 million in 2015 and annual cost savings of approximately $25 million beginning in 2016. We currently estimate the total cost to implement the North American effectiveness initiative to approximate $20 million, including the cost of the voluntary early retirement plan and other actions necessary to achieve the cost savings previously described, consisting principally of severance and related benefits that will be paid in cash. We continue to evaluate changes to our organization structure in certain other locations to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2014 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and “Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2015 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Paul C. Beard, Cecile K. Perich, Jeffery D. Schwartz and Michael R. Smith.
Mr. Beard is 60 years old and, during the last five years, has held the following positions with McCormick: September 2013 to present–Senior Vice President Finance; January 2011 to September 2013–President Asia Pacific Zone; April 2008 to December 2010–Senior Vice President, Finance & Treasurer; March 2002 to April 2008– Vice President, Finance.
Ms. Perich is 63 years old and, during the last five years, has held the following positions with McCormick: April 2010 to present–Senior Vice President, Human Relations; January 2007 to April 2010–Vice President, Human Relations.

Mr. Schwartz is 45 years old and, during the last five years, has held the following positions with McCormick: December 2014 to present-Vice President, General Counsel & Secretary; February 2011 to December 2014-Associate General Counsel & Assistant Secretary; December 2009 to February 2011-Associate Counsel & Assistant Secretary.

Mr. Smith is 50 years old and, during the last five years, has held the following positions with McCormick: September 2014 to present-Senior Vice President, Finance Capital Markets & Chief Financial Officer North America; May 2012 to September 2014-Chief Financial Officer & Vice President Finance EMEA; September 2011 to

May 2012-Vice President-Treasury & Investor Relations; April 2005 to September 2011-Vice President, Finance & Administration-U.S. Consumer.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2015 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Report of Ernst & Young LLP dated January 29, 2015, are included herein in Part II, Item 8.
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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman & Chief	January 29, 2015
	Alan D. Wilson	Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman & Chief	January 29, 2015
	Alan D. Wilson	Executive Officer

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief	January 29, 2015
	Gordon M. Stetz, Jr.	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 29, 2015
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ JOHN P. BILBREY	January 29, 2015
John P. Bilbrey

/s/ J. MICHAEL FITZPATRICK	January 29, 2015
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 29, 2015
Freeman A. Hrabowski, III

/s/ PATRICIA LITTLE	January 29, 2015
Patricia Little

/s/ MICHAEL D. MANGAN	January 29, 2015
Michael D. Mangan

/s/ MARGARET M.V. PRESTON	January 29, 2015
Margaret M.V. Preston

/s/ GORDON M. STETZ, JR.	January 29, 2015
Gordon M. Stetz, Jr.

/s/ WILLIAM E. STEVENS	January 29, 2015
William E. Stevens

/s/ JACQUES TAPIERO	January 29, 2015
Jacques Tapiero

/s/ ALAN D. WILSON	January 29, 2015
Alan D. Wilson

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended November 30, 2014:
Allowance for doubtful receivables	$4.1	$1.1	$(0.9)	$(0.3)	$4.0
Valuation allowance on net deferred tax assets	21.2	3.0	(1.4)	(1.0)	21.8
	$25.3	$4.1	$(2.3)	$(1.3)	$25.8
Deducted from asset accounts:
Year ended November 30, 2013:
Allowance for doubtful receivables	$4.0	$1.5	$(0.1)	$(1.3)	$4.1
Valuation allowance on net deferred tax assets	27.5	5.2	(1.6)	(9.9)	21.2
	$31.5	$6.7	$(1.7)	$(11.2)	$25.3
Deducted from asset accounts:
Year ended November 30, 2012:
Allowance for doubtful receivables	$4.5	$0.7	—	$(1.2)	$4.0
Valuation allowance on net deferred tax assets	26.6	2.3	$0.8	(2.2)	27.5
	$31.1	$3.0	$0.8	$(3.4)	$31.5

EXHIBIT INDEX
The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2012	Incorporated by reference from Exhibit 3(ii) of McCormick's Form 10-Q for the quarter ended May 31, 2012, File No. 1-14920, as filed with the Securities and Exchange Commission on July 2, 2012.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

(10)		Material contracts

	Exhibit Number	Description
(i)
McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008.
Filed herewith

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
(xv)
Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick’s Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.

(21)		Subsidiaries of McCormick	Filed herewith

(23)		Consents of experts and counsel	Filed herewith

(31)		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

(32)		Section 1350 Certifications	Filed herewith

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2014, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statement of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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