Form 10-Q
period 2015-02-28
MCCORMICK & CO INC
filed 2015-03-31
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 28, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2015
Common Stock	11,969,465
Common Stock Non-Voting	115,816,466

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2015	2014
Net sales	$1,010.4	$993.4
Cost of goods sold	620.7	601.9
Gross profit	389.7	391.5
Selling, general and administrative expense	267.6	266.9
Special charges	28.4	—
Operating income	93.7	124.6
Interest expense	12.9	12.4
Other expense (income), net	0.2	(0.2)
Income from consolidated operations before income taxes	80.6	112.4
Income taxes	20.0	35.0
Net income from consolidated operations	60.6	77.4
Income from unconsolidated operations	9.9	5.1
Net income	$70.5	$82.5
Earnings per share – basic	$0.55	$0.63
Average shares outstanding – basic	128.2	131.1
Earnings per share – diluted	$0.55	$0.62
Average shares outstanding – diluted	129.3	132.2
Cash dividends paid per share	$0.40	$0.37
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in millions)

	Three months ended February 28,
	2015	2014
Net income	$70.5	$82.5
Net income attributable to non-controlling interest	1.2	1.0
Other comprehensive income (loss):
Unrealized components of pension plans	9.6	3.8
Currency translation adjustments	(137.2)	4.3
Change in derivative financial instruments	1.2	0.3
Deferred taxes	(2.5)	(1.5)
Comprehensive income (loss)	$(57.2)	$90.4

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2015	February 28, 2014	November 30, 2014
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$81.8	$89.4	$77.3
Trade accounts receivables, net	384.1	428.0	493.6
Inventories
Finished products	297.6	309.0	303.2
Raw materials and work-in-process	410.8	373.9	410.6
	708.4	682.9	713.8
Prepaid expenses and other current assets	130.4	139.8	131.5
Total current assets	1,304.7	1,340.1	1,416.2
Property, plant and equipment	1,457.2	1,423.0	1,481.4
Less: accumulated depreciation	(876.6)	(852.0)	(878.7)
Property, plant and equipment, net	580.6	571.0	602.7
Goodwill	1,651.2	1,809.1	1,722.2
Intangible assets, net	323.1	332.8	330.8
Investments and other assets	337.9	376.7	342.4
Total assets	$4,197.5	$4,429.7	$4,414.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$310.5	$280.2	$269.6
Current portion of long-term debt	205.7	1.8	1.2
Trade accounts payable	334.6	348.0	372.1
Other accrued liabilities	370.2	382.1	479.1
Total current liabilities	1,221.0	1,012.1	1,122.0
Long-term debt	806.8	1,016.6	1,014.1
Other long-term liabilities	465.8	413.6	468.8
Total liabilities	2,493.6	2,442.3	2,604.9
Shareholders’ Equity
Common stock	372.6	356.0	367.2
Common stock non-voting	634.2	615.7	628.4
Retained earnings	992.0	993.2	982.6
Accumulated other comprehensive income (loss)	(314.9)	6.6	(186.0)
Non-controlling interests	20.0	15.9	17.2
Total shareholders’ equity	1,703.9	1,987.4	1,809.4
Total liabilities and shareholders’ equity	$4,197.5	$4,429.7	$4,414.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2015	2014
Operating activities
Net income	$70.5	$82.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	24.9	26.8
Stock-based compensation	3.7	2.6
Income from unconsolidated operations	(9.9)	(5.1)
Changes in operating assets and liabilities	3.0	(34.1)
Dividends from unconsolidated affiliates	3.7	4.0
Net cash flow provided by operating activities	95.9	76.7
Investing activities
Capital expenditures	(15.5)	(18.5)
Proceeds from sale of property, plant and equipment	—	0.5
Net cash flow used in investing activities	(15.5)	(18.0)
Financing activities
Short-term borrowings, net	40.9	68.4
Long-term debt repayments	(0.2)	(0.4)
Proceeds from exercised stock options	11.3	8.9
Common stock acquired by purchase	(64.9)	(56.9)
Dividends paid	(51.3)	(48.6)
Net cash flow used in financing activities	(64.2)	(28.6)
Effect of exchange rate changes on cash and cash equivalents	(11.7)	(3.7)
Increase in cash and cash equivalents	4.5	26.4
Cash and cash equivalents at beginning of period	77.3	63.0
Cash and cash equivalents at end of period	$81.8	$89.4
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
The results of consolidated operations for the three month period ended February 28, 2015 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2014.
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

2.	ACQUISITIONS

In February 2015, we signed an agreement to purchase 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy. The completion of the acquisition is expected to occur in mid-2015, subject to regulatory approval and customary closing conditions. As a supplier of both brand and private label products, D&A, which will be included in our consumer business segment following completion of the acquisition, is a leader of the spice and seasoning category in Italy. Annual sales of D&A were approximately €50 million. The purchase price will consist of a cash payment of €50 million, subject to certain closing adjustments, and a potential earn out payment in 2018 of up to €35 million, based upon the performance of the business.

3.	SPECIAL CHARGES

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In January 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. Upon our receipt of notification from participants that they accepted this plan, which closed in the first quarter of 2015, we accrued special charges of $24.5 million, consisting of employee severance and related costs that will be paid in cash. Substantially all of the affected employees will leave the company in 2015, with the majority exiting in the second quarter.

The voluntary retirement plan is part of our ongoing North American effectiveness initiative that, upon completion, is expected to generate cost savings of approximately $10 million in 2015 and annual cost savings with a full year impact of approximately $25 million beginning in 2016. We currently estimate the total cost to implement the North American effectiveness initiative to approximate $26 million, including the cost of the voluntary early retirement plan and other actions necessary to achieve the cost savings previously described, consisting principally of severance and related benefits that will be paid in cash. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the three months ended February 28, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$23.9	$0.6	$24.5
Amounts utilized	(0.4)	—	(0.4)
Balance as of February 28, 2015	$23.5	$0.6	$24.1
In late 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions included the closure of our current sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to reduce selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland. In fiscal years 2013 and 2014, we recorded a total of $27.1 million of cash and non-cash charges related to this reorganization. We expect to realize annual cost savings of approximately $10 million in 2015 for the EMEA reorganization.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken in 2013 and 2014 for the three months ended February 28, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2014	$9.3	$0.7	$10.0
Amounts utilized	(1.9)	(0.4)	(2.3)
Balance as of February 28, 2015	$7.4	$0.3	$7.7

In the first quarter of 2015, we recorded a special charge of $3.9 million to undertake actions, principally consisting of severance and related costs, to change our organization structure to further reduce selling, general and administrative expenses throughout EMEA. The actions associated with this special charge are expected to be completed in 2015 and to generate annual cost savings of $3.0 million by 2016. The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken for the three months ended February 28, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$3.5	$0.4	$3.9
Amounts utilized	(0.5)	—	(0.5)
Balance as of February 28, 2015	$3.0	$0.4	$3.4

Of the $28.4 million of special charges recorded in the first quarter of 2015, $19.2 million related to our consumer business segment and $9.2 million related to our industrial business segment. All liability balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

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
As of February 28, 2015, the maximum time frame for our foreign exchange forward contracts is 21 months. The amount of foreign exchange forward contracts greater than 12 months is not material. For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $5.7 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$4.9
Foreign exchange contracts	Other current assets	92.3	8.4	Other accrued liabilities	$178.4	$3.4
Total			$13.3			$3.4

As of February 28, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$9.7
Foreign exchange contracts	Other current assets	138.7	2.4	Other accrued liabilities	$64.9	$1.9
Total			$12.1			$1.9

As of November 30, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$7.4
Foreign exchange contracts	Other current assets	106.3	4.9	Other accrued liabilities	$156.4	$1.4
Total			$12.3			$1.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three month period ended February 28, 2015 and 2014 (in millions):

Fair Value Hedges -
For the 3 months ended February 28,
Derivative	Income statement location	Expense
		2015	2014
Interest rate contracts	Interest expense	$1.2	$1.2

Cash Flow Hedges –
For the 3 months ended February 28,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2015	2014		2015	2014
Interest rate contracts	$—	$—	Interest expense	$—	$—
Foreign exchange contracts	3.0	—	Cost of goods sold	1.1	(0.4)
Total	$3.0	$—		$1.1	$(0.4)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$81.8	$81.8	$—	$—
Insurance contracts	106.8	—	106.8	—
Bonds and other long-term investments	7.8	7.8	—	—
Interest rate derivatives	4.9	—	4.9	—
Foreign currency derivatives	8.4	—	8.4	—
Total	$209.7	$89.6	$120.1	$—
Liabilities
Foreign currency derivatives	$3.4	$—	$3.4	$—

		February 28, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89.4	$89.4	$—	$—
Insurance contracts	92.3	—	92.3	—
Bonds and other long-term investments	15.2	15.2	—	—
Interest rate derivatives	9.7	—	9.7	—
Foreign currency derivatives	2.4	—	2.4	—
Total	$209.0	$104.6	$104.4	$—
Liabilities
Foreign currency derivatives	$1.9	$—	$1.9	$—

		November 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77.3	$77.3	$—	$—
Insurance contracts	104.5	—	104.5	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	7.4	—	7.4	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$202.6	$85.8	$116.8	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	$—
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

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2015 and 2014 (in millions):

	United States		International
	2015	2014	2015	2014
Defined benefit plans
Service cost	$5.9	$5.0	$2.1	$2.0
Interest costs	7.9	7.8	3.1	3.4
Expected return on plan assets	(10.0)	(9.7)	(4.4)	(4.7)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	4.2	2.9	1.5	1.2
Total pension expense	$8.0	$6.0	$2.4	$2.0

During the three months ended February 28, 2015 and 2014, we contributed $7.3 million and $8.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2014 were $16.8 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended February 28,
	2015	2014
Other postretirement benefits
Service cost	$0.8	$1.0
Interest costs	0.9	1.0
Total other postretirement expense	$1.7	$2.0

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended February 28,
	2015	2014
Stock-based compensation expense	$3.7	$2.6
Our 2015 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2014 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2015 and 2014:

	2015		2014
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$54.17	4.6	$47.73
Exercised	(0.3)	39.90	(0.3)	32.19
Outstanding at end of the period	4.5	54.89	4.3	48.87
Exercisable at end of the period	2.7	$47.10	2.4	$40.98
As of February 28, 2015 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $92.5 million and for options currently exercisable was $76.2 million. The total intrinsic value of all options exercised during the three months ended February 28, 2015 and 2014 was $8.5 million and $11.7 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2015 and 2014:

	2015		2014
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	239	$67.60	161	$60.86
Vested	—	—	(2)	38.28
Forfeited	(3)	71.19	(1)	65.23
Outstanding at end of period	236	$67.55	158	$61.10
The following is a summary of our LTPP activity for the three months ended February 28, 2015 and 2014:

	2015		2014
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	231	$61.94	334	$51.73
Granted	96	74.02	105	69.04
Vested	(65)	48.78	(118)	44.47
Forfeited	—	—	(2)	44.47
Outstanding at end of period	262	$69.64	319	$60.15

8.	INCOME TAXES

Income taxes for the three months ended February 28, 2015 included $3.8 million of discrete tax benefits. Of that amount, $1.8 million related to the reversal of unrecognized tax benefits and interest associated with a statute of limitation expiration in an international jurisdiction and the remainder principally related to the recognition of a 2014 research tax credit. A new law was enacted in the first quarter 2015 that retroactively granted the credit for our tax year 2014. Other than the $1.8 million reversal previously described and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2015. We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of February 28, 2015 could decrease by approximately $7.0 million in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
During the three months ended February 28, 2014, the Company reached a settlement with respect to the French taxing authority’s audits of the 2007-2011 tax years. In connection with that settlement, the Company recognized international tax expense of $2.2 million related to adjustments agreed as part of the settlement and a tax benefit of $5.8 million associated with the reversal of unrecognized tax benefits and interest related to the settlement. Income taxes for the three months ended February 28, 2014, included the following discrete tax items in addition to those associated with the French tax settlement: (i) international tax expense of $0.6 million related to an increased valuation allowance associated with prior year losses of a non-U.S. subsidiary due to a change in our assessment of the likely realization of such losses; and (ii) international tax expense of $3.7 million related to fiscal year 2013 arising from a retroactive change in French tax law enacted in the three months ended February 28, 2014. (Later in 2014, final legislative guidance on that French tax law change was issued, which resulted in our reversal, during the third quarter of 2014, of the $3.7 million of tax expense that was provided in the first quarter of 2014.)

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended February 28,
	2015	2014
Average shares outstanding – basic	128.2	131.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.1	1.1
Average shares outstanding – diluted	129.3	132.2

The following table sets forth the stock options and RSUs for the three months ended February 28, 2015 and 2014 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended February 28,
	2015	2014
Anti-dilutive securities	0.4	0.9
The following table sets forth the common stock activity for the three months ended February 28, 2015 and 2014 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended February 28,
	2015	2014
Shares issued under stock option, employee stock purchase plans and RSUs	0.3	0.3
Shares repurchased in connection with the stock repurchase program	0.9	0.9

As of February 28, 2015, $51 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	February 28, 2015	February 28, 2014	November 30, 2014
Foreign currency translation adjustment	$(105.1)	$170.0	$32.1
Unrealized gain (loss) on foreign currency exchange contracts	3.7	(0.2)	3.0
Unamortized value of settled interest rate swaps	2.8	2.1	2.9
Pension and other postretirement costs	(216.3)	(165.3)	(224.0)
Accumulated other comprehensive income (loss)	$(314.9)	$6.6	$(186.0)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 28, 2015 and 2014 (in millions):

	Three months ended February 28,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2015	2014
Gains (losses) on cash flow hedges:
Interest rate derivatives	—	—	Interest expense
Foreign exchange contracts	$1.1	$(0.4)	Cost of goods sold
Total before tax	1.1	(0.4)
Tax effect	(0.3)	0.1	Income taxes
Net, after tax	$0.8	$(0.3)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$0.1	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	5.7	4.1	SG&A expense/ Cost of goods sold
Total before tax	5.8	4.2
Tax effect	(2.0)	(1.4)	Income taxes
Net, after tax	$3.8	$2.8

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense (refer to note 6 for additional details).

11.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor” and “DaQiao”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.

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

	Consumer	Industrial	Total
		(in millions)
Three months ended February 28, 2015
Net sales	$620.3	$390.1	$1,010.4
Operating income excluding special charges	91.5	30.6	122.1
Income (loss) from unconsolidated operations	10.2	(0.3)	9.9

Three months ended February 28, 2014
Net sales	$615.3	$378.1	$993.4
Operating income	94.3	30.3	124.6
Income from unconsolidated operations	5.0	0.1	5.1

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows:

(millions)	Three months ended February 28, 2015
Operating income	$93.7
Add: Special charges	28.4
Operating income excluding special charges	$122.1

12.    SUBSEQUENT EVENTS

On March 9, 2015, we acquired 100% of the shares of Brand Aromatics, a privately held company located in New Jersey. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition will expand the breadth of value-added products in our industrial business. Annual sales were $28 million in 2014. The purchase price for Brand Aromatics is approximately $63 million, subject to certain closing adjustments, and it will be included in our industrial business segment. Due to the estimated impact of transaction, integration and financing costs, we do not expect this acquisition to be accretive to earnings per share in 2015.

On March 25, 2015, our Board of Directors authorized a new share repurchase program to purchase up to $600 million of the company's outstanding shares.

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
Increasing Sales and Profits – Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect to grow sales with similar contributions from: 1) our base business-driven by brand marketing support, customer intimacy and category growth; 2) product innovation; and 3) acquisitions. We are fueling our investment in growth mainly with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
In 2015, sales are projected to grow 4% to 6% on a constant currency basis, driven by building brand equity and a strong innovation pipeline. We expect foreign currency exchange rates to have an unfavorable impact on this projected sales growth rate. Diluted earnings per share was $3.34 in 2014. Excluding the earnings per share impact of the aforementioned special charges, adjusted diluted earnings per share in 2014 was $3.37. Adjusted diluted earnings per share (excluding an estimated $0.16 of special charges) are projected to be between $3.44 and $3.51 in 2015, or an increase of between 2% to 4%. On a constant currency basis, we expect the growth in adjusted diluted earnings per share in 2015 to range from 6% to 8% over adjusted diluted earnings per share of $3.37 in 2014. We expect this growth rate to be mainly driven by increased operating income and income from unconsolidated operations.
Our business generates strong cash flow, and we have a balanced use of cash. We are using our cash to fund shareholder dividends, with annual increases in each of the past 29 years, and to fund capital expenditures, acquisitions and share repurchases.

Investing in the Business – We are investing for growth through innovation, brand marketing support and acquisitions.
In recent years, 8% to 10% of sales came from new products launched in the past three years. For our consumer business, innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value priced flavors. In 2015, these include a relaunch of our entire gourmet product line with new packaging, new varieties and a flavor seal technology. Other innovation includes flavored sea salt grinders across North America, an Indian range of seasoning blends in the U.K. and further extensions of our Vahine dessert items in France. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. In 2015, we have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating. We founded the McCormick Science Institute in 2007 to fund the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits.

In 2014, we increased our investment in brand marketing by 9% over 2013 and more than 50% from five years ago. Further increases in brand marketing support are planned in 2015. We measure the return on this investment and have identified digital marketing as one of highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products. Digital marketing is expected to be approximately one third of total advertising in 2015, compared to 11% in 2010.

Through acquisitions, we are adding leading brands to extend our reach into new geographic regions where we currently have little or no distribution. We have a particular interest in emerging markets that offer high growth potential, such as China and India. Sales in emerging markets accounted for 17% of total company net sales in fiscal year 2014, up from 10% of net sales in 2011. In our developed markets, we are seeking consumer brands that have a defensible market position and meet a growing consumer trend for flavor.
Cost Savings – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $65 million in fiscal year 2014, of which $54 million lowered cost of goods sold. In 2015, CCI-related cost savings are expected to reach at least $65 million, with a large portion impacting our cost of goods sold. Another $20 million of cost savings are expected mainly from streamlining actions underway in North America and reorganization activities in our Europe, Middle East and Africa (EMEA) region. Material cost inflation is expected to be in the mid single-digit range in 2015, compared to approximately 2% in 2014. We anticipate the 2015 impact of material cost inflation will be largely offset by our cost savings and pricing actions.

RESULTS OF OPERATIONS - COMPANY

	Three months ended February 28,
(in millions)	2015	2014
Net sales	$1,010.4	$993.4
Percent increase	1.7%	6.3%
Gross profit	$389.7	$391.5
Gross profit margin	38.6%	39.4%
Sales for the first quarter of 2015 increased by 1.7% over the prior year level and included a 3.9% unfavorable impact from foreign currency exchange rates as the U.S. dollar strengthened against most other currencies. On a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures), our sales increased 5.6% over the prior year level as higher volume and product mix, driven by both our consumer and industrial businesses, increased net sales by 4.6% and pricing actions added 1.0%.

Gross profit for the first quarter of 2015 decreased by $1.8 million, or 0.5%, over the comparable period in 2014, while our gross profit margin decreased by 80 basis points over the year ago quarter to 38.6%. This margin decrease was primarily due to higher material costs, partially offset by CCI cost savings and pricing actions.

	Three months ended February 28,
(in millions)	2015	2014
Selling, general & administrative expense (SG&A)	$267.6	$266.9
Percent of net sales	26.5%	26.9%
SG&A as a percent of net sales decreased by 40 basis points for the first quarter of 2015 as compared to the corresponding period in 2014. Driving the decrease in SG&A as a percentage of sales were lower distribution costs and the leveraging of fixed and semi-fixed costs over a higher sales basis. Brand marketing support for the three months ended February 28, 2015 was $0.7 million higher than for the same period in 2014. Included in SG&A for the first quarter of 2015 are $1.1 million of transaction costs that were incurred in connection with our acquisition of Brand Aromatics, which occurred on March 9, 2015, as well as the anticipated purchase of Drogheria & Alimentari, which we announced on February 20, 2015, and is expected to close in mid-2015 pending regulatory approval and satisfaction of customary closing conditions.

Three months ended February 28,
(in millions)	2015
Special charges	$28.4
As described in note 3, in the first quarter 2015, we recorded a total of $28.4 million of special charges. Of that amount, $24.5 million related to a voluntary early retirement plan offered to certain U.S. employees aged 55 years or older with at least ten years of service to the company as part of our North American effectiveness initiative. We also recorded $3.9 million in special charges, principally consisting of severance and related costs, to change our organization structure to reduce SG&A expenses in the Europe, Middle East and Africa (EMEA) region.
We currently have operating units comprised of both commercial and support functions that manage our consumer and industrial businesses in the U.S. and Canada. Through our North American effectiveness initiative, we are moving to commercial units for our consumer and industrial businesses in these locations, comprised of sales, marketing, and research and development and to centralized support functions for groups, such as finance, human relations and supply chain.

	Three months ended February 28,
(in millions)	2015	2014
Interest expense	$12.9	$12.4
Other expense (income), net	0.2	(0.2)
Interest expense for the three months ended February 28, 2015 increased compared to the corresponding period in 2014 primarily due to higher average borrowings.

	Three months ended February 28,
(in millions)	2015	2014
Income from consolidated operations before income taxes	$80.6	$112.4
Income taxes	20.0	35.0
Effective tax rate	24.8%	31.1%
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
Income tax expense for the three months ended February 28, 2015 included a net of $3.8 million of discrete tax benefits. Income tax expense for the three months ended February 28, 2014 included a net of $0.7 million of discrete tax expense. See note 8 for a further description of these discrete items.

Absent any additional discrete items associated with prior years, we expect our annual effective tax rate for 2015 to range from 27% to 28%, which represents a decrease from our estimate of the 2014 annual effective tax rate at the end of the first quarter of 2014. This decrease resulted from the expected mix of business across tax jurisdictions in 2015 as well as from the issuance of final legislative guidance on a French tax law change during the third quarter of 2014. Our estimate of the 2014 annual effective tax rate at the end of the first quarter of last year did not factor in favorability associated with that final legislative guidance.

	Three months ended February 28,
(in millions)	2015	2014
Income from unconsolidated operations	$9.9	$5.1
Income from unconsolidated operations for the three months ended February 28, 2015 was $4.8 million higher than the corresponding period for 2014. This increase was attributable to our joint venture in Mexico, which experienced both higher sales and an increase in gross margin percentage in the first quarter of 2015 compared to the first quarter of 2014. The increase in gross margin percentage was due largely to lower commodity costs.
The following table outlines the major components of the change in diluted earnings per share from 2014 to 2015:

Three months ended February 28,
2014 Earnings per share – diluted	$0.62
Impact of special charges	(0.15)
Lower operating income	(0.01)
Impact of lower effective tax rate	0.04
Higher unconsolidated income	0.04
Impact of lower shares outstanding	0.01
2015 Earnings per share – diluted	$0.55

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended February 28,
	2015	2014
(in millions)
Net sales	$620.3	$615.3
Percent increase	0.8%	8.0%
Operating income, excluding special charges	91.5	94.3
Operating income margin, excluding special charges	14.8%	15.3%
Our global consumer business grew sales by 0.8% in the first quarter of 2015, which included a 4.1% unfavorable impact from foreign currency rates, as compared to the first quarter of 2014. On a constant currency basis, global consumer sales increased by 4.9% in the first quarter of 2015, due to higher volume and product mix of 5.1% and pricing changes that reduced sales by 0.2%.
In the Americas, consumer sales rose 3.7% in the first quarter of 2015 as compared to the first quarter of 2014, which included a 1.1% unfavorable impact from foreign currency rates. On a constant currency basis, Americas consumer sales increased by 4.8%, which included a 4.2% increase attributable to higher volume and product mix, due to strength in items such as recipe mixes and Grill Mates, and a 0.6% increase in pricing.
In the EMEA region, consumer sales decreased 9.8% in the first quarter of 2015 as compared to the prior year, but included an unfavorable impact of 12.2% from foreign exchange rates. On a constant currency basis, consumer sales rose 2.4%, all of which was attributable to higher volumes and product mix. The growth in volume and product mix was led by France where our brand marketing support and innovation drove increased sales both of core spices and seasonings as well as homemade dessert products. Partially offsetting this increase was a low single-digit decline in the U.K. due to lower volumes and product mix in that country where we operate in a challenging retail environment.
In the Asia/Pacific region, consumer sales increased 7.3% in the first quarter of 2015, compared to the first quarter of 2014, with a 2.4% decrease from unfavorable foreign exchange rates. On a constant currency basis, consumer sales in the Asia/Pacific region rose 9.7%, driven by a 12.8% increase in volume and product mix, partially offset by a 3.1% decrease from lower pricing. In this region, sales were led by China, which rose 18.1% principally as a result of higher volume and product mix. We are realizing sales synergies with our acquisition of Wuhan Asia-Pacific Condiments Co. Ltd., as that integration is substantially complete. On a constant currency basis, sales in Australia rose this period, while sales in India declined due in part to lower market prices.

Operating income for the first quarter of 2015, excluding special charges, for our consumer business decreased $2.8 million, or 3.0%, compared to the first quarter of 2014. On a constant currency basis, operating income for the first quarter of 2015, excluding special charges, declined by 0.3%, compared to the first quarter of 2014. The benefit of sales growth and cost savings was more than offset by higher material costs, increased retirement benefit expense, less favorable product mix, and higher brand marketing costs and acquisition-related transaction costs. Our brand marketing costs and transaction costs in the 2015 period were up $0.7 million and $0.9 million, respectively, from the first quarter of 2014.

INDUSTRIAL BUSINESS

	Three months ended February 28,
	2015	2014
(in millions)
Net sales	$390.1	$378.1
Percent increase	3.2%	3.7%
Operating income, excluding special charges	30.6	30.3
Operating income margin, excluding special charges	7.8%	8.0%
During the quarter ended February 28, 2015, our global industrial business grew sales by 3.2% from the first quarter of 2014, which included an unfavorable foreign exchange rate impact of 3.6%. Global industrial sales increased 6.8% on a constant currency basis in the first quarter of 2015, with higher volume and product mix that increased sales by 3.9% and pricing actions that added 2.9% to sales.
In the Americas, industrial sales increased 2.8% during the first quarter of 2015 from the prior year level, which included an unfavorable impact of 1.9% from foreign currency rates. Sales rose by 4.7% on a constant currency basis as pricing actions added 3.4% to sales, while higher volume and product mix increased industrial sales by 1.3%. In this region throughout 2014, snack seasonings had been a source of strong growth and this trend continued in the first quarter of 2015, with a strong pipeline of innovation. This performance, along with increased sales of branded food service products, was partially offset by continued weakness in sales to quick service restaurant customers.

In the EMEA region, our industrial business increased sales in the first quarter of 2015 over the prior year level by 0.5%, which included an unfavorable foreign currency impact of 8.1%. On a constant currency basis, industrial sales increased 8.6% in the first quarter of 2015, with higher volume and product mix contributing 6.4% and pricing actions adding 2.2% to sales growth. As we experienced throughout 2014 and into the first quarter of 2015, we continued to have strong demand from quick service restaurants. We are supporting the growth and geographic expansion of leading quick service restaurants and food manufacturers in this region.

In the Asia/Pacific region, industrial sales increased 10.0% in the first quarter of 2015 compared to the first quarter of 2014, which included an unfavorable foreign exchange rate impact of 4.8%. On a constant currency basis, sales increased 14.8% led by higher volume and product mix that increased sales by 13.7%, and higher pricing that added 1.1% to net sales. We were pleased with a return to sales growth in China where the demand from quick service restaurants has been volatile. In 2015, these customers are expecting a gradual improvement in sales to Chinese consumers. Our first quarter industrial sales in China rose at a double-digit rate due to new limited time items and products we are manufacturing in China for export to other markets for these customers.

For the first quarter of 2015, operating income, excluding special charges, for the industrial business increased by $0.3 million, or 1.0%, compared to the first quarter of 2014. On a constant currency basis, operating income, excluding special charges, for the industrial business increased by 4.7% in the first quarter of 2015, compared to the corresponding period in 2014, with the benefit of higher sales and cost savings more than offsetting the unfavorable impact of higher material costs and retirement benefit expense.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.

The following table sets forth the notional values and unrealized gain of the portfolio of our forward foreign currency contracts (in millions):

	February 28, 2015	February 28, 2014	November 30, 2014
Notional value	$270.7	$203.6	$262.7
Unrealized gain	5.0	0.5	3.5
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of February 28, 2015, we had a total of $100 million notional value of interest rate swap contracts outstanding. The fair value of our interest rate swaps was a $4.9 million accumulated gain as of February 28, 2015, compared to a $7.4 million accumulated gain as of November 30, 2014. The change in fair values is due to changes in interest rates and the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2015, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2014.

NON-GAAP FINANCIAL MEASURES
The table below includes financial measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman and Chief Executive Officer; Chief Operating Officer and President, and President Global Consumer; Executive Vice President and Chief Financial Officer; President Global Industrial, and President EMEA and Asia Pacific; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component; impacted employees or operations; expected timing; and expected benefits) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
We believe that these non-GAAP financial measures are important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
These non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but it should not be considered a substitute for, or superior to, GAAP results. In addition, these non-GAAP financial measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of this non-GAAP financial measure will provide consistency in our financial reporting. A reconciliation of these non-GAAP financial measures to the related GAAP financial measures is provided below (in millions, except per share data):

	For the year ended November 30, 2014	For the three months ended February 28, 2015	Estimated for the year ending November 30, 2015
Operating income	$603.0	$93.7
Impact of special charges	5.2	28.4
Adjusted operating income	$608.2	$122.1

Net income		$70.5
Impact of special charges (net of taxes of $8.5)		19.9
Adjusted net income		$90.4

Earnings per share - diluted	$3.34	$0.55	$3.28 to $3.35
Impact of special charges	0.03	0.15	0.16
Adjusted earnings per share - diluted	$3.37	$0.70	$3.44 to $3.51

Percentage changes in sales and adjusted operating income expressed in “constant currency” are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current period results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

Constant currency growth rates follow:

	Three Months Ended February 28, 2015
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer business:
Americas	3.7%	(1.1)%	4.8%
EMEA	(9.8)%	(12.2)%	2.4%
Asia/Pacific	7.3%	(2.4)%	9.7%
Total Consumer	0.8%	(4.1)%	4.9%
Industrial business:
Americas	2.8%	(1.9)%	4.7%
EMEA	0.5%	(8.1)%	8.6%
Asia/Pacific	10.0%	(4.8)%	14.8%
Total Industrial	3.2%	(3.6)%	6.8%
Total net sales	1.7%	(3.9)%	5.6%

Adjusted operating income:
Consumer business	(3.0)%	(2.7)%	(0.3)%
Industrial business	1.0%	(3.7)%	4.7%
Total adjusted operating income	(2.0)%	(3.0)%	1.0%
To present “constant currency” information for the fiscal year 2015 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2015 and are compared to the 2014 results, translated into U.S. dollars using the same 2015 budget exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2014. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income (however, no adjustment is made for the company’s share of income of unconsolidated operations that are denominated in currencies other than the U.S. dollar) divided by historical shares outstanding for fiscal year 2014 or projected shares outstanding for fiscal year 2015, as appropriate.

Projection for Year Ending November 30, 2015
Percentage change in adjusted earnings per share	2% to 4%
Impact of foreign currency exchange rate	(4)%
Percentage change in adjusted earnings per share in constant currency	6% to 8%

In addition to the above non-GAAP financial measures, we use total debt to adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) as a measure of leverage. We define adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. EBITDA and the ratio of total debt to adjusted EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to adjusted EBITDA, excluding the temporary impact from acquisition activity, is 1.5 to 1.8. We believe that total debt to adjusted EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended February 28, 2015, February 28, 2014 and November 30, 2014 (dollars in millions):

	February 28, 2015	February 28, 2014	November 30, 2014
Net income	$425.9	$395.5	$437.9
Special charges and the loss on voluntary pension settlement	33.6	40.3	5.2
Depreciation and amortization	100.8	106.6	102.7
Interest expense	50.2	51.8	49.7
Income tax expense	130.9	140.5	145.9
Adjusted EBITDA	$741.4	$734.7	$741.4

Total debt	$1,323.0	$1,298.6	$1,284.9

Total debt/Adjusted EBITDA	1.78	1.77	1.73

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended February 28,
	2015	2014
	(in millions)
Net cash provided by operating activities	$95.9	$76.7
Net cash used in investing activities	(15.5)	(18.0)
Net cash used in financing activities	(64.2)	(28.6)
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the three months ended February 28, 2015, cash flow from operations was $19.2 million higher than the same period of 2014. While net income for the first quarter of 2015 declined by $12.0 million from the prior year level, that decline was offset by the non-cash impact of special charges of $28.4 million ($19.9 million after tax) that was reflected in changes in operating assets and liabilities. Most of the remaining increase was due to an unusually high level of collections of trade accounts receivable in the first three months of 2015 that is not expected to recur in the balance of the year. That high level arose principally as a result of our participation in a vendor financing program by one of our large customers that accelerated our collection of amounts due from that customer.
Investing Cash Flow – The change in net cash used in investing activities was due to a lower level of capital expenditures. During the three months ended February 28, 2015, we spent $15.5 million on capital expenditures, compared to $18.5 million for the same period last year. Capital expenditures for fiscal year 2015 are expected to be $130 million to $140 million.
Financing Cash Flow – The $35.6 million increase in net cash used in financing activities in the first three months of 2015, when compared to the prior year level, is primarily due to a decrease in net short-term borrowings coupled with an increase in share repurchase activity. In the first three months of 2015, we had a net increase in short-term borrowings of $40.9 million compared to a net increase in short-term borrowings of $68.4 million for the same period last year.
The following table outlines the activity in our share repurchase program for the three months ended February 28 (in millions):

	2015	2014
Number of shares of common stock repurchased	0.9	0.9
Dollar amount	$64.9	$56.9
As of February 28, 2015, $51 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013. On March 25, 2015, the Board of Directors authorized an additional $600 million of share repurchases.
During the three months ended February 28, 2015, we received proceeds of $11.3 million from exercised options compared to $8.9 million received in the first three months of last year. We increased dividends paid to $51.3 million for the first three months of 2015 compared to $48.6 million in the same period last year. Dividends paid in the first quarter of 2015 were declared on November 25, 2014.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended February 28, 2015, February 28, 2014 and November 30, 2014:

	February 28, 2015	February 28, 2014	November 30, 2014
Total debt/Adjusted EBITDA	1.78	1.77	1.73

Our ratio of total debt to adjusted EBITDA of 1.78 as of February 28, 2015 is slightly higher than the ratios of 1.73 and 1.77 as of November 30, 2014 and February 28, 2014, respectively, reflecting an increase in total debt principally as a result of a higher level of short-term borrowings to support a seasonal reduction in trade accounts payable and other accrued liabilities.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 28, 2015, we temporarily used $199.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At February 28, 2014, we temporarily used $104.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2015 and February 28, 2014 were $484.7 million and $336.4 million, respectively. Total average debt outstanding for the three months ended February 28, 2015 and February 28, 2014 was $1,489.7 million and $1,341.4 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2015, the exchange rates for the Euro, the Canadian dollar, Australian dollar, the British pound sterling and the Polish zloty were lower than at February 28, 2014 and at November 30, 2014.
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
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total contributions to our pension plans in 2015 of approximately $16 million, which is comparable to the $16.8 million of contributions in 2014. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to fund our announced acquisition, to pay interest, and to service debt. In order to meet these cash requirements, we intend to use our existing cash, cash equivalents, and internally generated funds, to borrow under our existing credit facilities or other short-term borrowing facilities, and to consider an increase to our credit facilities and/or additional term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

In February 2015, we signed an agreement to purchase 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy. The completion of the acquisition is expected to occur in mid-2015, subject to regulatory approval and customary closing conditions. As a supplier of both brand and private label products, D&A, which will be included in our consumer business segment following completion of the acquisition, is a leader of the spice and seasoning category in Italy. Annual sales of D&A were approximately €50 million. The purchase price will consist of a cash payment of €50 million, subject to certain closing adjustments, and a potential earn out payment in 2018 of up to €35 million, based upon the performance of the business.

As described in note 12 of the financial statements, we acquired 100% of Brand Aromatics, a privately held company located in New Jersey, on March 9, 2015. Brand Aromatics, with annual sales of $28 million in 2014, is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry and will be included in our industrial business segment. The purchase price for Brand Aromatics is approximately $63 million, subject to certain closing adjustments.

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

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2014. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2014 fiscal year end.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2014 to December 31, 2014	CS – 0	$—	—	$99 million
	CSNV – 218,900	$73.26	218,900
January 1, 2015 to January 31, 2015	CS – 0	$—	—	$84 million
	CSNV – 203,538	$74.06	203,538
February 1, 2015 to February 28, 2015	CS – 0	$—	—	$51 million
	CSNV – 456,500	$74.00	456,500
Total	CS – 0	$—	—	$51 million
	CSNV – 878,938	$73.83	878,938
As of February 28, 2015, $51 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. On March 25, 2015, the Board of Directors authorized a new share repurchase program to purchase up to an additional $600 million of the company's outstanding shares. There is no expiration date for either of our repurchase programs. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2015, we issued 182,282 shares of CSNV in exchange for shares of CS and issued 4,763 shares of CS in exchange for shares of CSNV.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

Executive Severance Plan
On March 25, 2015, the Board of Directors of McCormick & Company, Incorporated (the “Company”) adopted and approved the McCormick & Company, Incorporated Severance Plan for Executives (the “Severance Plan”), in which the Company’s executive officers participate.
The Severance Plan provides for severance and other benefits to eligible employees if they experience an involuntary termination without “cause” or a voluntary termination for “good reason,” each as defined in the Severance Plan. An eligible employee who experiences such a termination and executes (and does not revoke) a general release of claims against the Company will receive the following payments and benefits:

•	a lump sum cash payment equal to 100% of the sum of the employee’s annual base salary plus target annual incentive bonus (or 150% in the case of the Chief Executive Officer);

•	pro-rata payment of the employee’s target annual incentive bonus for the year in which the termination occurs;

•
accelerated vesting of all outstanding stock options and stock appreciation rights that would have vested during the 12-month period (or the 18-month period for the Chief Executive Officer) following the termination, and, potentially, an extended exercise period for these awards;

•	pro-rata vesting of all other equity compensation rights held by the employee;

•	pro-rata payment of any outstanding awards under the Company’s Long-Term Performance Plan based on actual performance through the end of the performance period; and

•	outplacement services for six months.

In the event of a termination described above that occurs within six months before a “change in control” or within two years after a “change in control” as defined in the Severance Plan, if the employee executes (and does not revoke) a general release of claims against the Company, instead of the payments and benefits described above, the employee will receive:

•	a lump sum cash payment equal to 200% of the sum of the employee’s annual base salary plus target annual incentive bonus (or 250% in the case of the Chief Executive Officer);

•	pro-rata payment of the employee’s target annual incentive bonus for the year in which the termination occurs;

•
accelerated vesting of all outstanding equity awards, including stock options and stock appreciation rights that are in-the-money at the time of the termination, and, potentially, an extended exercise period for these awards;

•	full payment at target of any outstanding awards under the Company’s Long-Term Performance Plan; and

•	outplacement services for six months.

Eligible employees are subject to a number of covenants, including a covenant not to compete with the Company or solicit its customers or employees for a period ranging from 12 months (or 18 months for the Chief Executive Officer) to 24 months following termination of employment.
The Severance Plan does not provide for any tax gross-up payments to any eligible employee to offset any excise taxes that may be imposed as a result of the severance benefits. Instead, if the payments described above would be subject to the excise tax, then the payments will be reduced to a level at which no payments would be subject to the excise tax if doing so would result in the employee being able to retain a greater benefit after giving effect to the income tax consequences (including the excise tax).
The above description is a summary of the terms of the Severance Plan and is subject to and qualified in its entirety by the terms of the Severance Plan, a copy of which is attached hereto as Exhibit 10(xix) and incorporated herein by reference.
Omnibus Incentive Plan
On March 25, 2015, the Board of Directors of the Company adopted and approved Amendment No. 1 to the McCormick & Company, Incorporated 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), in which the Company’s executive officers are eligible to participate. Before the amendment, the 2013 Omnibus Plan provided that all outstanding awards (whether or not vested) would become fully exercisable and payable immediately upon a “change in control” as defined in the plan. Amendment No. 1 grants the Compensation Committee the discretion to include in any award agreement a provision providing for different treatment of the award (other than it becoming fully exercisable and payable) in connection with a “change in control.”

The above description is a summary of the terms of Amendment No. 1 to the 2013 Omnibus Plan and is subject to and qualified in its entirety by the terms of the amendment, a copy of which is attached hereto as Exhibit 10(x) and incorporated herein by reference.
New Form of Non-Qualified Stock Option Award Agreement
In connection with the approval and adoption of Amendment No. 1 to the 2013 Omnibus Plan, on March 25, 2015, the Board of Directors of the Company approved a new form of Non-Qualified Stock Option Award Agreement (the “New Option Agreement”) to govern awards of non-qualified stock options granted on and after March 25, 2015, to the Company’s executive officers who participate in the Severance Plan. The New Option Agreement provides that outstanding unvested stock options will not accelerate automatically upon a Change in Control (as defined in the Severance Plan). Instead, accelerated vesting will only occur in the event of a qualifying termination that occurs within six months before a “change in control” or within two years after a “change in control” as defined in the Severance Plan. Accordingly, non-qualified stock options under the 2013 Omnibus Plan require a “double trigger” for acceleration of vesting to occur. In addition, the New Option Agreement subjects option holders to a number of covenants similar to those provided under the Severance Plan, including a covenant not to compete with the Company or solicit its customers or employees. The New Option Agreement will also amend currently outstanding stock option agreements to make clear that an option holder who violates these covenants will forfeit all outstanding awards and the gain on any awards that have previously been exercised.
The above description is a summary of the terms of the New Option Agreement and is subject to and qualified in its entirety by the terms of the New Option Agreement, a copy of which is attached hereto as Exhibit 10(xv) and incorporated herein by reference.

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

(i)
McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s 10-K for the fiscal year ended November 30, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(ii)
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
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick's Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013.*

(x)	Amendment No. 1 to the 2013 Omnibus Incentive Plan * Filed herewith

(xi)
Form of Long-Term Performance Plan Agreement (formerly known as the Mid-Term Incentive Plan), incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

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

(xv)	Form of Non-Qualified Stock Option Agreement, as amended Filed herewith

(xvi)
Form of Non-Qualified Stock Option Agreement for Directors,     incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xvii)
Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.

(xviii)
Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(xix)	Severance Plan for Executives* Filed herewith

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

March 31, 2015	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

March 31, 2015	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller