Form 10-Q
period 2015-05-31
MCCORMICK & CO INC
filed 2015-07-01
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2015
Common Stock	11,896,423
Common Stock Non-Voting	115,964,859

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Net sales	$1,024.1	$1,033.4	$2,034.5	$2,026.8
Cost of goods sold	620.1	620.9	1,240.8	1,222.8
Gross profit	404.0	412.5	793.7	804.0
Selling, general and administrative expense	281.2	290.8	548.8	557.7
Special charges	19.0	—	47.4	—
Operating income	103.8	121.7	197.5	246.3
Interest expense	13.0	12.5	25.9	24.9
Other income, net	0.6	0.3	0.4	0.5
Income from consolidated operations before income taxes	91.4	109.5	172.0	221.9
Income taxes	14.5	31.2	34.5	66.2
Net income from consolidated operations	76.9	78.3	137.5	155.7
Income from unconsolidated operations	7.4	6.2	17.3	11.3
Net income	$84.3	$84.5	$154.8	$167.0
Earnings per share – basic	$0.66	$0.65	$1.21	$1.28
Average shares outstanding – basic	127.9	130.2	128.1	130.6
Earnings per share – diluted	$0.65	$0.64	$1.20	$1.27
Average shares outstanding – diluted	129.0	131.2	129.2	131.7
Cash dividends paid per share	$0.40	$0.37	$0.80	$0.74
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Net income	$84.3	$84.5	$154.8	$167.0
Net income attributable to non-controlling interest	1.2	0.7	2.4	1.7
Other comprehensive income (loss):
Unrealized components of pension plans	6.2	4.1	15.8	7.9
Currency translation adjustments	(13.4)	(0.2)	(150.6)	4.1
Change in derivative financial instruments	(0.7)	(0.3)	0.5	—
Deferred taxes	(1.9)	(1.4)	(4.4)	(2.9)
Comprehensive income	$75.7	$87.4	$18.5	$177.8

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2015	May 31, 2014	November 30, 2014
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$89.5	$81.4	$77.3
Trade accounts receivables, net	390.6	417.1	493.6
Inventories
Finished products	323.8	313.4	303.2
Raw materials and work-in-process	414.7	373.9	410.6
	738.5	687.3	713.8
Prepaid expenses and other current assets	140.3	138.9	131.5
Total current assets	1,358.9	1,324.7	1,416.2
Property, plant and equipment	1,486.2	1,448.0	1,481.4
Less: accumulated depreciation	(896.1)	(873.0)	(878.7)
Property, plant and equipment, net	590.1	575.0	602.7
Goodwill	1,719.8	1,798.6	1,722.2
Intangible assets, net	364.6	340.4	330.8
Investments and other assets	345.0	370.6	342.4
Total assets	$4,378.4	$4,409.3	$4,414.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$416.7	$307.1	$269.6
Current portion of long-term debt	205.9	1.3	1.2
Trade accounts payable	337.8	335.8	372.1
Other accrued liabilities	378.4	358.6	479.1
Total current liabilities	1,338.8	1,002.8	1,122.0
Long-term debt	807.9	1,016.8	1,014.1
Other long-term liabilities	496.4	409.8	468.8
Total liabilities	2,643.1	2,429.4	2,604.9
Shareholders’ Equity
Common stock	378.0	363.5	367.2
Common stock non-voting	641.6	620.6	628.4
Retained earnings	1,020.4	969.3	982.6
Accumulated other comprehensive income (loss)	(324.7)	8.8	(186.0)
Non-controlling interests	20.0	17.7	17.2
Total shareholders’ equity	1,735.3	1,979.9	1,809.4
Total liabilities and shareholders’ equity	$4,378.4	$4,409.3	$4,414.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2015	2014
Operating activities
Net income	$154.8	$167.0
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	52.5	53.5
Stock-based compensation	13.9	12.1
Income from unconsolidated operations	(17.3)	(11.3)
Changes in operating assets and liabilities	(35.2)	(51.6)
Dividends from unconsolidated affiliates	17.2	12.4
Net cash flow provided by operating activities	185.9	182.1
Investing activities
Acquisition of businesses (net of cash acquired)	(111.5)	—
Capital expenditures	(42.7)	(47.4)
Proceeds from sale of property, plant and equipment	0.1	0.7
Net cash flow used in investing activities	(154.1)	(46.7)
Financing activities
Short-term borrowings, net	148.2	94.3
Long-term debt repayments	(0.3)	(1.2)
Proceeds from exercised stock options	14.2	16.1
Common stock acquired by purchase	(69.9)	(126.3)
Dividends paid	(102.5)	(96.7)
Net cash flow used in financing activities	(10.3)	(113.8)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(3.2)
Increase in cash and cash equivalents	12.2	18.4
Cash and cash equivalents at beginning of period	77.3	63.0
Cash and cash equivalents at end of period	$89.5	$81.4
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
The results of consolidated operations for the three and six month periods ended May 31, 2015 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Accounting and Disclosure Changes
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2018, unless amended to a later date, and early adoption is not permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

2.	ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits.

On March 9, 2015, we acquired 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expands the breadth of value-added products in our industrial business. The purchase price for Brand Aromatics was $62.5 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. At the time of acquisition, annual sales of Brand Aromatics were approximately $30 million. As of May 31, 2015, a preliminary valuation of the acquired net assets of Brand Aromatics resulted in $5.1 million allocated to tangible net assets, $19.5 million allocated to other intangible assets and $37.9 million allocated to goodwill. Goodwill related to the Brand Aromatics acquisition, which will be deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as expected synergies from the extension of our customer intimacy and value-added flavor solutions we provide to our industrial customers to stocks, marinades and other savory flavors, as well as from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The preliminary valuation, based on a comparison of acquisitions of similar industrial businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Brand Aromatics acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Brand Aromatics during the second half of 2015. Included in our industrial business segment since its acquisition, Brand Aromatics added $4.8 million to sales in the second quarter 2015; its operating income contribution was not significant to our overall results.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, at the time of acquisition, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment has a preliminary acquisition-date fair value of $26.0 million as of May 31, 2015 (or approximately €24 million), based on recent estimates of projected performance in 2017 furnished by the sellers, which we used to estimate the contingent consideration payable in 2018 and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. As of May 31, 2015, a preliminary valuation of the acquired net assets of D&A resulted in $7.2 million allocated to tangible net assets, $24.3 million allocated to other intangible assets and $43.5 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other intangible assets which we used to initially value the D&A acquisition. We expect to finalize the determination of the fair value of the acquired net assets of D&A, as well as the acquisition-date fair value of the contingent consideration, during the second half of 2015. D&A is included in our consumer business segment since its acquisition but, due to the timing of the acquisition, had no impact on our results of operations in the second quarter of 2015.

During the three and six months ended May 31, 2015, we recorded $0.9 million and $2.0 million, respectively, in transaction-related expenses associated with these acquisitions.

3.	SPECIAL CHARGES

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In late 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions included the closure of our current sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to reduce selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland. In fiscal years 2013 and 2014, we recorded a total of $27.1 million of cash and non-cash charges related to this reorganization. We expect to realize annual cost savings of approximately $10 million in 2015 related to this EMEA reorganization.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken in 2013 and 2014 for the six months ended May 31, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2014	$9.3	$0.7	$10.0
Cash paid	(2.4)	(0.6)	(3.0)
Impact of foreign exchange	(1.6)	(0.1)	(1.7)
Reversal into income (special charges)	(1.9)	—	(1.9)
Balance as of May 31, 2015	$3.4	$—	$3.4

During the three months ended May 31, 2015, the company reversed $1.9 million of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014, principally as a result of a decision by EMEA management that employee attrition, which has occurred and is expected to continue, obviated the need for certain accrued employee severance and related benefits.

In January 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. Upon our receipt of notification from participants that they accepted this plan, which closed in the first quarter of 2015, we accrued special charges of $24.5 million, consisting of employee severance and related costs that will be paid in cash. Substantially all of the affected employees will leave the company in 2015, and the majority exited by the second quarter.

The voluntary retirement plan is part of our ongoing North American effectiveness initiative that, upon completion, is expected to generate cost savings of approximately $10 million in 2015 and annual cost savings with a full year impact of approximately $25 million beginning in 2016. During the second quarter, we accrued special charges of $1.9 million, consisting of employee severance and related costs, associated with our North American effectiveness initiative. We currently estimate the total cost to implement the North American effectiveness initiative to approximate $27 million, including the cost of the voluntary early retirement plan and other actions necessary to achieve the cost savings previously described, consisting principally of severance and related benefits that will be paid in cash. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the six months ended May 31, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$25.4	$1.0	$26.4
Cash paid	(19.5)	(0.7)	(20.2)
Balance as of May 31, 2015	$5.9	$0.3	$6.2
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

In the second quarter of 2015, additional projects were identified in the EMEA region to further enhance organization efficiency and streamline processes in this region to support its competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to the recently established McCormick Shared Services Center in Lodz, Poland. During the second quarter of 2015, we recorded special charges of $19.0 million related to this element of the EMEA plan consisting of $17.9 million for employee severance and related benefits and $1.1 million for non-cash fixed asset impairment. In total, including the amounts recorded during the first and second quarters of 2015, the company expects to record approximately $25 million of charges related to these actions, with approximately $24 million of cash expenses and approximately $1 million of non-cash fixed asset impairment expenses. Of the approximately $24 million of cash expenditures associated with these special charges, approximately $13 million are expected to be spent in 2015 and the balance spent in 2016. Related annual cost savings are projected to be approximately $16 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans undertaken in 2015 for the six months ended May 31, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$21.4	$1.5	$22.9
Cash paid	(1.9)	—	(1.9)
Impairment of fixed assets recorded	—	(1.1)	(1.1)
Impact of foreign exchange	(0.1)	—	(0.1)
Balance as of May 31, 2015	$19.4	$0.4	$19.8

Of the $19.0 million of special charges recorded in our consolidated financial statements in the second quarter of 2015, $15.7 million related to our consumer business segment and $3.3 million related to our industrial business segment. Of the $47.4 million of special charges recorded in our consolidated financial statements for the six months ended May 31, 2015, $34.9 million related to our consumer business segment and $12.5 million related to our industrial business segment. All liability balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

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
In April 2015, we entered into a total of $50 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $50 million of fixed rate notes by December 2015. We intend to cash settle these agreements upon issuance of the fixed rate notes thereby effectively locking in the fixed interest rate in effect at the time the swap agreements were initiated. The weighted average fixed rate of these agreements is 2.11%. We have designated these forward starting interest rate swap agreements, which expire on December 18, 2015, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the fixed rate notes as a component of interest expense.
As of May 31, 2015, the maximum time frame for our foreign exchange forward contracts is 18 months. The amount of foreign exchange forward contracts greater than 12 months is not material.
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $3.7 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$150.0	$5.9
Foreign exchange contracts	Other current assets	174.5	6.0	Other accrued liabilities	$34.8	$2.1
Total			$11.9			$2.1

As of May 31, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$9.8
Foreign exchange contracts	Other current assets	73.8	0.8	Other accrued liabilities	$92.8	$1.4
Total			$10.6			$1.4

As of November 30, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$7.4
Foreign exchange contracts	Other current assets	106.3	4.9	Other accrued liabilities	$156.4	$1.4
Total			$12.3			$1.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the six month period ended May 31, 2015 and 2014 (in millions):

Fair Value Hedges -
Derivative	Income statement location	Expense
		For the three months ended May 31, 2015	For the three months ended May 31, 2014	For the six months ended May 31, 2015	For the six months ended May 31, 2014
Interest rate contracts	Interest expense	$1.3	$1.3	$2.5	$2.5

Cash Flow Hedges –
For the 3 months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2015	2014		2015	2014
Interest rate contracts	$1.0	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	0.1	(0.5)	Cost of goods sold	2.2	(0.1)
Total	$1.1	$(0.5)		$2.1	$(0.2)

Cash Flow Hedges –
For the six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2015	2014		2015	2014
Interest rate contracts	$1.0	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	3.1	(0.5)	Cost of goods sold	3.3	(0.5)
Total	$4.1	$(0.5)		$3.2	$(0.6)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89.5	$89.5	$—	$—
Insurance contracts	107.1	—	107.1	—
Bonds and other long-term investments	7.9	7.9	—	—
Interest rate derivatives	5.9	—	5.9	—
Foreign currency derivatives	6.0	—	6.0	—
Total	$216.4	$97.4	$119.0	$—
Liabilities
Foreign currency derivatives	$2.1	$—	$2.1	$—
Contingent consideration related to acquisition	26.0	—	—	26.0
Total	$28.1	$—	$2.1	$26.0

		May 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$81.4	$81.4	$—	$—
Insurance contracts	96.5	—	96.5	—
Bonds and other long-term investments	12.6	12.6	—	—
Interest rate derivatives	9.8	—	9.8	—
Foreign currency derivatives	0.8	—	0.8	—
Total	$201.1	$94.0	$107.1	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	$—

		November 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77.3	$77.3	$—	$—
Insurance contracts	104.5	—	104.5	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	7.4	—	7.4	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$202.6	$85.8	$116.8	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	$—
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

The preliminary acquisition-date fair value of the liability for contingent consideration related to our acquisition of D&A was approximately $26.0 million (see note 2) and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Upon finalization of the acquisition-date fair value, changes in the fair value of the liability for contingent consideration will be recognized in income on a quarterly basis until settlement in 2018.
The change in fair value of our Level 3 liabilities for the six months ended May 31, 2015 is summarized as follows (in millions):

	Beginning of year	Preliminary Acquisition-Date Fair Value	Settlements	Post Acquisition	Impact of foreign currency	Balance as of May 31, 2015
Contingent consideration related to acquisition	$—	$26.0	$—	$—	$—	$26.0

6.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, 2015 and 2014 (in millions):

	United States		International
	2015	2014	2015	2014
Defined benefit plans
Service cost	$5.9	$5.0	$2.0	$2.0
Interest costs	7.9	7.8	3.0	3.4
Expected return on plan assets	(10.1)	(9.7)	(4.3)	(4.7)
Amortization of prior service costs	—	—	0.1	0.1
Recognized net actuarial loss	4.2	2.9	1.5	1.2
Total pension expense	$7.9	$6.0	$2.3	$2.0

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31, 2015 and 2014 (in millions):

	United States		International
	2015	2014	2015	2014
Defined benefit plans
Service cost	$11.8	$10.0	$4.1	$3.9
Interest costs	15.8	15.6	6.1	6.9
Expected return on plan assets	(20.1)	(19.4)	(8.7)	(9.4)
Amortization of prior service costs	—	—	0.2	0.2
Recognized net actuarial loss	8.4	5.9	3.0	2.3
Total pension expense	$15.9	$12.1	$4.7	$3.9

During the six months ended May 31, 2015 and 2014, we contributed $9.8 million and $11.3 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2014 were $16.8 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Other postretirement benefits
Service cost	$0.8	$0.9	$1.6	$1.8
Interest costs	0.9	1.0	1.8	2.1
Total other postretirement expense	$1.7	$1.9	$3.4	$3.9

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Stock-based compensation expense	$10.2	$9.5	$13.9	$12.1
Our 2015 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2014 annual grant. The weighted-average grant-date fair value of an option granted in 2015 was $12.52 and in 2014 was $9.48 as calculated under a lattice pricing model. Substantially all of the options granted vest ratably over a three-year period or upon retirement. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2015	2014
Risk-free interest rates	0.1 - 2.0%	0.1 - 2.7%
Dividend yield	2.1%	2.1%
Expected volatility	18.8%	15.6 - 20.1%
Expected lives (in years)	7.7	5.8
The following is a summary of our stock option activity for the six months ended May 31, 2015 and 2014:

	2015		2014
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$54.17	4.6	$47.73
Granted	0.8	76.32	1.1	71.10
Exercised	(0.4)	42.46	(0.5)	35.26
Outstanding at end of the period	5.2	58.33	5.2	53.54
Exercisable at end of the period	3.4	$50.97	3.0	$44.44
As of May 31, 2015 the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $105.7 million and for options currently exercisable was $94.4 million. The total intrinsic value of all options exercised during the six months ended May 31, 2015 and 2014 was $11.0 million and $17.1 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2015 and 2014:

	2015		2014
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	239	$67.60	161	$60.86
Granted	134	76.04	177	71.14
Vested	(84)	71.30	(93)	62.57
Forfeited	(7)	71.57	(4)	69.02
Outstanding at end of period	282	$68.97	241	$67.61

The following is a summary of our LTPP activity for the six months ended May 31, 2015 and 2014:

	2015		2014
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	231	$61.94	334	$51.73
Granted	96	74.02	105	69.04
Vested	(65)	48.78	(118)	44.47
Forfeited	(14)	70.92	(2)	44.47
Outstanding at end of period	248	$69.55	319	$60.15

8.	INCOME TAXES

Income taxes for the three months ended May 31, 2015, included $13.4 million of discrete tax benefits, consisting principally of the following: (i) a reversal of a previously established valuation allowance on a foreign deferred tax asset in the amount of $8.6 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; and (ii) the reversals of unrecognized tax benefits and related interest in the amount of $5.0 million associated with expirations of statutes of limitations in the U.S. and international jurisdictions. Income taxes for the six months ended May 31, 2015, included $17.2 million of discrete tax benefits, consisting of the amounts described above as well as an additional $3.8 million of discrete tax benefits of which $1.8 million related to the reversal of unrecognized tax benefits and interest associated with a statute of limitation expiration in an international jurisdiction and the remainder principally related to the recognition of a 2014 research tax credit. A new law was enacted in the first quarter 2015 that retroactively granted the credit for our 2014 tax year. Other than the reversals previously described and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months and six months ended May 31, 2015.
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
As of May 31, 2015, we believe that the reasonably possible total amount of unrecognized tax benefits that could change in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlement would not result in a change to unrecognized tax benefits that is material to our consolidated financial results.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Average shares outstanding – basic	127.9	130.2	128.1	130.6
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.1	1.0	1.1	1.1
Average shares outstanding – diluted	129.0	131.2	129.2	131.7

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2015 and 2014 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Anti-dilutive securities	0.9	1.6	0.6	1.3

The following table sets forth the common stock activity for the three and six months ended May 31, 2015 and 2014 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015		2014
Shares issued under stock option, employee stock purchase plans and RSUs	0.1	0.3	0.4		0.6
Shares repurchased in connection with the stock repurchase program	0.1	1.0	0.9	(1)	1.9
(1) The number of shares repurchased reported in the first quarter of 2015 plus the number of shares repurchased in the second quarter of 2015 do not equal the total shares repurchased for the six months ended May 31, 2015 due to rounding.
As of May 31, 2015, $46 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013. All of the additional $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015 remains available.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	May 31, 2015	May 31, 2014	November 30, 2014
Foreign currency translation adjustment	$(118.5)	$169.8	$32.1
Unrealized gain (loss) on foreign currency exchange contracts	2.5	(0.3)	3.0
Fair value of interest rate swaps (excluding settled interest rate swaps)	0.6	—	—
Unamortized value of settled interest rate swaps	2.8	1.9	2.9
Pension and other postretirement costs	(212.1)	(162.6)	(224.0)
Accumulated other comprehensive income (loss)	$(324.7)	$8.8	$(186.0)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and six months ended May 31, 2015 and 2014 (in millions):

	Three months ended May 31,		Six months ended May 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2015	2014
Gains (losses) on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	2.2	(0.1)	3.3	(0.5)	Cost of goods sold
Total before tax	2.1	(0.2)	3.2	(0.6)
Tax effect	(0.3)	0.1	(0.6)	0.2	Income taxes
Net, after tax	$1.8	$(0.1)	$2.6	$(0.4)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$0.1	$0.2	$0.2	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	5.7	4.1	11.4	8.2	SG&A expense/ Cost of goods sold
Total before tax	5.8	4.2	11.6	8.4
Tax effect	(2.0)	(1.4)	(4.0)	(2.9)	Income taxes
Net, after tax	$3.8	$2.8	$7.6	$5.5

(1) This accumulated other comprehensive income component is included in the computation of total pension expense (refer to note 6 for additional details).

11.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor” , “DaQiao”, and “Drogheria & Alimentari”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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

	Consumer	Industrial	Total
		(in millions)
Three months ended May 31, 2015
Net sales	$599.8	$424.3	$1,024.1
Operating income excluding special charges	80.8	42.0	122.8
Income (loss) from unconsolidated operations	7.6	(0.2)	7.4

Three months ended May 31, 2014
Net sales	$615.0	$418.4	$1,033.4
Operating income	85.8	35.9	121.7
Income from unconsolidated operations	6.0	0.2	6.2
	Consumer	Industrial	Total
		(in millions)
Six months ended May 31, 2015
Net sales	$1,220.1	$814.4	$2,034.5
Operating income excluding special charges	172.3	72.6	244.9
Income from unconsolidated operations	17.7	(0.4)	17.3

Six months ended May 31, 2014
Net sales	$1,230.3	$796.5	$2,026.8
Operating income	180.2	66.1	246.3
Income from unconsolidated operations	10.9	0.4	11.3

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows:

(millions)	Three months ended May 31, 2015	Six months ended May 31, 2015
Operating income	$103.8	$197.5
Add: Special charges	19.0	47.4
Operating income excluding special charges	$122.8	$244.9

12.    SUBSEQUENT EVENTS

On June 10, 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility replaces our $600 million revolving credit facility which was due to expire in June 2016.

On June 24, 2015, we announced an agreement to acquire 100% of the shares of One World Foods, Inc., seller of Stubb's barbeque sauces ("Stubb's"), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer business. Annual sales are projected to be $30 million in 2015. The purchase price for Stubb's is approximately $100 million, subject to certain closing adjustments, and it will be included in our consumer business segment upon completion, anticipated to occur during the third quarter of 2015, subject to regulatory approval. Due to the estimated impact of transaction, integration and financing costs, we do not expect this acquisition to be accretive to earnings per share in 2015.

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
Increasing Sales and Profits – Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect to grow sales with similar contributions from: 1) our base business-driven by brand marketing support, customer intimacy and category growth; 2) product innovation; and 3) acquisitions. We are fueling our investment in growth mainly with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
In 2015, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2014, on our sales and earnings. In 2015, sales are projected to grow 4% to 6% on a constant currency basis, driven by building brand equity, a strong innovation pipeline and acquisitions. Diluted earnings per share was $3.34 in 2014. Excluding the earnings per share impact of special charges of $3.7 million ($5.2 million before tax) in 2014, adjusted diluted earnings per share was $3.37 in 2014. Adjusted diluted earnings per share (excluding an estimated $0.29 of special charges) are projected to be between $3.47 and $3.54 in 2015, an increase of 3% to 5%. On a constant currency basis, we expect adjusted diluted earnings per share in 2015 to grown from 7% to 9% over adjusted diluted earnings per share of $3.37 in 2014. We expect this growth rate to be mainly driven by increased adjusted operating income and income from unconsolidated operations.
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

In 2014, we increased our investment in brand marketing by 9% over 2013 and more than 50% from five years earlier. Further increases in brand marketing support are planned in 2015. We measure the return on this investment and have identified digital marketing as one of highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products. Digital marketing is expected to be approximately one third of total advertising in 2015, compared to 11% in 2010.

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
Cost Savings – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $65 million in fiscal year 2014, of which $54 million lowered cost of goods sold. In 2015, CCI cost savings are expected to reach at least $65 million, with a large portion impacting our cost of goods sold. Another $20 million of cost savings are expected mainly from streamlining actions underway in North America and reorganization activities in our Europe, Middle East and Africa (EMEA) region. Material cost inflation is expected to be in the mid single-digit range in 2015, compared to approximately 2% in 2014. We anticipate the 2015 impact of material cost inflation will be largely offset by our cost savings and pricing actions.

RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2015	2014	2015	2014
Net sales	$1,024.1	$1,033.4	$2,034.5	$2,026.8
Percent (decrease)/increase	(0.9)%	3.1%	0.4%	4.6%
Gross profit	$404.0	$412.5	$793.7	$804.0
Gross profit margin	39.4%	39.9%	39.0%	39.7%
Sales for the second quarter of 2015 decreased by 0.9% from the prior year level and included a 5.5% unfavorable impact from foreign currency exchange rates. On a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures), our sales increased 4.6% over the prior year level as higher volume and product mix, driven by both our consumer and industrial businesses, increased net sales by 2.7%, pricing actions added 1.4%, and Brand Aromatics, acquired in early March 2015, added 0.5%.

Sales for the six months ended May 31, 2015, increased by 0.4% over the 2014 level and included a 4.7% unfavorable impact from foreign currency exchange rates. On a constant currency basis, our sales increased 5.1% over the prior year level as higher volume and product mix, driven by both our consumer and industrial businesses, increased net sales by 3.7%, pricing actions added 1.2%, and our Brand Aromatics acquisition added 0.2%.

Gross profit for the second quarter of 2015 decreased by $8.5 million, or 2.1%, over the comparable period in 2014, while our gross profit margin was 50 basis points lower than the year ago quarter at 39.4%. Gross profit for the six months ended May 31, 2015 decreased by $10.3 million, or 1.3%, from the comparable period in 2014, while our gross profit margin was 70 basis points lower from the first six months of 2014 at 39.0%. These margin decreases for both the quarter and year-to-date period were primarily due to higher material costs, partially offset by CCI cost savings and pricing actions.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2015	2014	2015	2014
Selling, general & administrative expense (SG&A)	$281.2	$290.8	$548.8	$557.7
Percent of net sales	27.5%	28.1%	27.0%	27.5%
SG&A as a percentage of net sales decreased by 60 basis points and 50 basis points for the three and six months ended May 31, 2015, respectively, as compared to the corresponding periods in 2014. Driving these decreases in SG&A as a percentage of sales were lower distribution and selling costs. Partially offsetting these decreases were higher brand marketing support for the three and six months ended May 31, 2015, which increased by $1.6 million and $2.3 million, respectively, over the same periods in 2014. In connection with our acquisitions of Brand Aromatics and Drogheria & Alimentari, we incurred $0.9 million and $2.0 million of transaction costs in the second quarter of 2015 and first half of the year 2015, respectively, which were included in SG&A.

	Three months ended May 31,	Six months ended May 31,
(in millions)	2015	2015
Special charges	$19.0	$47.4
As described in note 3, in the three and six months ended May 31, 2015, we recorded a total of $19.0 million and $47.4 million, respectively, of special charges. Our basis for classifying amounts as special charges is described under the caption “Non-GAAP Financial Measures”.
In the second quarter 2015, we recognized $1.9 million of special charges related to severance and related costs associated with our North American effectiveness initiative. In the six months ended May 31, 2015, we recognized $26.4 million of special charges associated with our North American effectiveness initiative. Of that amount $24.5 million related to a voluntary early retirement plan offered to certain U.S. employees aged 55 years or older with at least ten years of service to the company. That voluntary retirement plan closed in the first quarter of 2015.
We previously had operating units comprised of both commercial and support functions that manage our consumer and industrial businesses in the U.S. and Canada. Through our North American effectiveness initiative, we have moved to commercial units for our consumer and industrial businesses in these locations, comprised of sales, marketing, and research and development and to centralized support functions for groups, such as finance, human relations and supply chain.
During the three and six months ended May 31, 2015, we also recorded $19.0 million and $22.9 million, respectively, of special charges, principally consisting of severance and related costs in our EMEA region. Those special charges encompass initiatives to further enhance organization efficiency and streamline processes in this region to support our competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as to continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to the recently established McCormick Shared Services Center in Lodz, Poland.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2015	2014	2015	2014
Interest expense	$13.0	$12.5	$25.9	$24.9
Other income, net	0.6	0.3	0.4	0.5
Interest expense was higher in the three and six months ended May 31, 2015 compared to the same periods of the prior year due to higher average borrowings.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2015	2014	2015	2014
Income from consolidated operations before income taxes	$91.4	$109.5	$172.0	$221.9
Income taxes	14.5	31.2	34.5	66.2
Effective tax rate	15.9%	28.5%	20.1%	29.8%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, and the settlement of tax audits.
Income tax expense for the three and six months ended May 31, 2015 included net discrete tax benefits of $13.4 million and $17.2 million, respectively. Income tax expense for the six months ended May 31, 2014 included net discrete tax expense of $0.7 million. There were no discrete tax items recognized in the three months ended May 31, 2014. See note 8 for a further description of these discrete items.
Absent any additional discrete items in the second half of 2015, we expect our annual effective tax rate for 2015 to be approximately 27%. This represents a decrease from our estimate of the 2015 annual effective tax rate at the end of the first quarter of 2015 due principally to the $13.4 million of discrete tax benefits recognized in the second quarter of 2015.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2015	2014	2015	2014
Income from unconsolidated operations	$7.4	$6.2	$17.3	$11.3
Income from unconsolidated operations for the three and six months ended May 31, 2015 was higher than the corresponding periods in 2014 by $1.2 million and $6.0 million, respectively. These increases were attributable to our joint venture in Mexico, which experienced both higher sales and an increase in gross margin percentage in the second quarter and first half of 2015 as compared to the corresponding periods in 2014. The increased gross margin percentage was due largely to lower commodity costs.
The following table outlines the major components of the change in diluted earnings per share from 2014 to 2015:

	Three months ended May 31,	Six months ended May 31,
2014 Earnings per share – diluted	$0.64	$1.27
Impact of special charges	(0.10)	(0.25)
Impact of operating income	0.01	(0.01)
Impact of lower effective tax rate	0.08	0.12
Impact of higher unconsolidated income	0.01	0.04
Impact of lower shares outstanding	0.01	0.03
2015 Earnings per share – diluted	$0.65	$1.20

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
(in millions)
Net sales	$599.8	$615.0	$1,220.1	$1,230.3
Percent (decrease)/increase	(2.5)%	4.1%	(0.8)%	6.0%
Operating income, excluding special charges	80.8	85.8	172.3	180.2
Operating income margin, excluding special charges	13.5%	14.0%	14.1%	14.6%
In the second quarter of 2015, sales of our global consumer business declined by 2.5%, which included a 5.7% unfavorable impact from foreign currency rates, as compared to the second quarter of 2014. On a constant currency basis, global consumer sales increased by 3.2% in the second quarter of 2015, due to higher volume and product mix of 2.9% and pricing actions that added 0.3% to sales.
In the Americas, consumer sales rose 0.8% in the second quarter of 2015 as compared to the second quarter of 2014. That increase included a 1.3% unfavorable impact from foreign currency rates. On a constant currency basis, Americas consumer sales increased by 2.1%, which included a 1.1% increase attributable to higher volume and product mix, due to strength in items such as recipe mixes, Grill Mates and Zatarain's products, and a 1.0% increase in pricing. In our consumer business in the U.S., we are accelerating innovation (such as with McCormick Skillet Sauces and our gourmet line relaunch) and building both brand equity and our category leadership at retail.

In the EMEA region, consumer sales decreased 14.8% in the second quarter of 2015 as compared to the prior year, but that decrease included an unfavorable impact of 18.6% from foreign exchange rates. On a constant currency basis, consumer sales rose 3.8%, as a result of higher volumes and product mix that increased sales by 4.1%, partially offset by a 0.3% decrease in pricing. Our distribution gains were a major reason for this increase, with sales growth in France, Poland and Russia. Our brand marketing and innovation are additional factors driving sales growth in these regions
In the Asia/Pacific region, consumer sales increased 4.2% in the second quarter of 2015, compared to the second quarter of 2014, which included a 3.0% decrease from unfavorable foreign exchange rates. On a constant currency basis, consumer sales in the Asia/Pacific region rose 7.2%, driven by a 9.1% increase in sales from volume and product mix, partially offset by a 1.9% decrease from lower pricing. Our sales in China continued to grow at a double-digit rate from 2014 as we continue to drive the sales synergies from the WAPC acquisition with the introduction of McCormick brand product into the region served by WAPC. In constant currency, Australia also delivered a double-digit increase in sales for the second quarter of 2015 through strong sales of Aeroplane gelatin and the introduction of new flavor varieties. We had further pressure from basmati rice prices in India causing a double-digit decline in constant currency sales in that country in the second quarter of 2015 and leading to lower pricing for the region this period.

For the six months ended May 31, 2015, our global consumer business sales decreased by 0.8% from the 2014 level, including a 4.9% decline attributable to unfavorable foreign exchange rates. On a constant currency basis, global consumer sales rose by 4.1%, which was attributable to higher volume and product mix that added 4.0% and pricing actions that added 0.1% to sales.

Operating income for the second quarter of 2015, excluding special charges, for our global consumer business decreased $5.0 million, or 5.8%, compared to the second quarter of 2014. On a constant currency basis, operating income for the second quarter of 2015, excluding special charges, was 0.1% below the second quarter of 2014. The benefit of cost savings was offset by lower sales (on a reported basis), higher material costs, increased retirement benefit expense, less favorable product mix, and acquisition-related transaction costs related to the D&A acquisition.

Operating income for our global consumer business for the six months ended May 31, 2015, excluding special charges, decreased $7.9 million, or 4.3%, compared to the same period of 2014. On a constant currency basis, operating income for the first half of 2015, excluding special charges, declined by 0.2%, compared to the first half of 2014, due to the same factors noted above for the second quarter of 2015.

INDUSTRIAL BUSINESS

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
(in millions)
Net sales	$424.3	$418.4	$814.4	$796.5
Percent increase	1.4%	1.6%	2.3%	2.6%
Operating income, excluding special charges	42.0	35.9	72.6	66.1
Operating income margin, excluding special charges	9.9%	8.6%	8.9%	8.3%
Our global industrial business grew sales by 1.4% in the second quarter of 2015, which included a 5.2% unfavorable impact from foreign currency rates, as compared to the second quarter of 2014. On a constant currency basis, global industrial sales increased by 6.6% in the second quarter of 2015, due to pricing actions that added 3.0% to sales, higher volume and product mix that increased sales by 2.5% and our acquisition of Brand Aromatics in early March 2015 that increased sales by 1.1%.
In the Americas, industrial sales increased by 2.6% during the second quarter of 2015 from the prior year level. That increase included an unfavorable impact of 2.7% from foreign currency rates. Industrial sales in the Americas rose by 5.3% on a constant currency basis as pricing actions added 3.8% to sales, slightly offset by lower volume and product mix which decreased industrial sales by 0.2%. This decrease resulted as increased sales of snack seasonings, particularly in Latin America, and higher sales of branded foodservice products, were offset by continued weakness in sales to quick service restaurant customers. The acquisition of Brand Aromatics during the second quarter of 2015 increased industrial sales in the Americas by 1.7%.

In the EMEA region, industrial sales decreased 0.9% in the second quarter of 2015 from the prior year level. That decline included an unfavorable foreign currency impact of 12.9%. On a constant currency basis, industrial sales increased 12.0% in the second quarter of 2015, with higher volume and product mix contributing 9.0% and pricing actions adding 3.0% to sales growth. The strong performance in this part of our business continued as we support the growth and geographic expansion of leading quick service restaurants and food manufacturers in this region.

In the Asia/Pacific region, industrial sales decreased 1.6% in the second quarter of 2015 compared to the second quarter of 2014. That decrease included an unfavorable foreign exchange rate impact of 5.8%. On a constant currency basis, sales increased 4.2% led by higher volume and product mix that increased sales by 5.3%, partially offset by lower pricing that decreased sales by 1.1%. We continue to see sales growth recovery in China from major quick service restaurants, following the challenges they experienced last year with lower demand.

For the six months ended May 31, 2015 as compared to the prior year, global industrial business sales increased 2.3%, which included 4.4% from unfavorable foreign exchange rates. On a constant currency basis, global industrial business sales increased by 6.7% in the first half of 2015, due to higher volume and product mix of 3.1%, pricing actions that added 3.0% to sales and our acquisition of Brand Aromatics early in the second quarter of 2015 that increased sales by 0.6%.

For the second quarter of 2015, operating income, excluding special charges, for the global industrial business increased by $6.1 million, or 17.1%, compared to the second quarter of 2014. On a constant currency basis, operating income, excluding special charges, for the global industrial business increased by 23.5% in the second quarter of 2015, compared to the corresponding period in 2014, with the benefit of higher sales and cost savings more than offsetting the unfavorable impact of higher material costs and retirement benefit expense.

For the six months ended May 31, 2015, operating income, excluding special charges, for the global industrial business increased by $6.5 million, or 9.8%, compared to the comparable period for 2014. On a constant currency basis, operating income, excluding special charges, for the global industrial business increased by 15.0% in the second quarter of 2015, compared to the corresponding period in 2014, due to the same factors noted above for the second quarter of 2015.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized gain (loss) of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2015	May 31, 2014	November 30, 2014
Notional value	$209.3	$166.6	$262.7
Unrealized gain (loss)	3.9	(0.6)	3.5
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of May 31, 2015, we had a total of $150.0 million notional value of interest rate swap contracts outstanding, which represents an increase of $50.0 million over the interest rate swap contracts outstanding at November 30, 2014 and May 31, 2014. As disclosed in note 4 of the financial statements, we entered into $50 million of additional interest rate swap contracts during the quarter ended May 31, 2015 to hedge our interest rate risk associated with the anticipated issuance of fixed rate notes by December 2015. The fair value of our interest rate swaps was a $5.9 million accumulated gain as of May 31, 2015, compared to an accumulated gain of $7.4 million and $9.8 million as of November 30, 2014 and May 31, 2014, respectively. The change in fair values is due to changes in interest rates and the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2015, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2014.

NON-GAAP FINANCIAL MEASURES
The table below includes financial measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman and Chief Executive Officer; Chief Operating Officer and President, and President Global Consumer; Executive Vice President and Chief Financial Officer; President Global Industrial, and President EMEA and Asia Pacific; President North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
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

	For the year ended November 30, 2014	For the three months ended May 31, 2015	For the six months ended May 31, 2015	Estimated for the year ending November 30, 2015
Operating income	$603.0	$103.8	$197.5
Impact of special charges	5.2	19.0	47.4
Adjusted operating income	$608.2	$122.8	$244.9

Net income		$84.3	$154.8
Impact of special charges (net of taxes of $6.1 and $14.6 for the three and six months ended May 31, 2015, respectively)		12.9	32.8
Adjusted net income		$97.2	$187.6

Earnings per share - diluted	$3.34	$0.65	$1.20	$3.18 to $3.25
Impact of special charges	0.03	0.10	0.25	0.29
Adjusted earnings per share - diluted	$3.37	$0.75	$1.45	$3.47 to $3.54

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

Constant currency growth rates follow:

	Three Months Ended May 31, 2015
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer business:
Americas	0.8%	(1.3)%	2.1%
EMEA	(14.8)%	(18.6)%	3.8%
Asia/Pacific	4.2%	(3.0)%	7.2%
Total Consumer	(2.5)%	(5.7)%	3.2%
Industrial business:
Americas	2.6%	(2.7)%	5.3%
EMEA	(0.9)%	(12.9)%	12.0%
Asia/Pacific	(1.6)%	(5.8)%	4.2%
Total Industrial	1.4%	(5.2)%	6.6%
Total net sales	(0.9)%	(5.5)%	4.6%

Adjusted operating income:
Consumer business	(5.8)%	(5.7)%	(0.1)%
Industrial business	17.1%	(6.4)%	23.5%
Total adjusted operating income	1.0%	(5.8)%	6.8%

	Six Months Ended May 31, 2015
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer business:
Americas	2.2%	(1.2)%	3.4%
EMEA	(12.2)%	(15.3)%	3.1%
Asia/Pacific	5.9%	(2.7)%	8.6%
Total Consumer	(0.8)%	(4.9)%	4.1%
Industrial business:
Americas	2.7%	(2.3)%	5.0%
EMEA	(0.2)%	(10.6)%	10.4%
Asia/Pacific	3.8%	(5.3)%	9.1%
Total Industrial	2.3%	(4.4)%	6.7%
Total net sales	0.4%	(4.7)%	5.1%

Adjusted operating income:
Consumer business	(4.3)%	(4.1)%	(0.2)%
Industrial business	9.8%	(5.2)%	15.0%
Total adjusted operating income	(0.6)%	(4.5)%	3.9%

To present “constant currency” information for the fiscal year 2015 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2015 and are compared to the 2014 results, translated into U.S. dollars using the same 2015 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2014. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income (however, no adjustment is made for the company’s share of income of unconsolidated operations that are denominated in currencies other than the U.S. dollar) divided by historical shares outstanding for fiscal year 2014 or projected shares outstanding for fiscal year 2015, as appropriate.

Projection for Year Ending November 30, 2015
Percentage change in adjusted earnings per share	3% to 5%
Impact of foreign currency exchange	(4)%
Percentage change in adjusted earnings per share in constant currency	7% to 9%

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

The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended May 31, 2015, May 31, 2014 and November 30, 2014 (dollars in millions):

	May 31, 2015	May 31, 2014	November 30, 2014
Net income	$425.7	$401.4	$437.9
Special charges and the loss on voluntary pension settlement	52.6	40.3	5.2
Depreciation and amortization	101.7	107.8	102.7
Interest expense	50.7	50.8	49.7
Income tax expense	114.2	141.0	145.9
Adjusted EBITDA	$744.9	$741.3	$741.4

Total debt	$1,430.5	$1,325.2	$1,284.9

Total debt/Adjusted EBITDA	1.92	1.79	1.73

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2015	2014
	(in millions)
Net cash provided by operating activities	$185.9	$182.1
Net cash used in investing activities	(154.1)	(46.7)
Net cash used in financing activities	(10.3)	(113.8)
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2015, cash flow from operations was $3.8 million higher than the same period of 2014. While net income for the first six months of 2015 declined by $12.2 million from the prior year level, that decline was principally offset by the non-cash impact of special charges of $47.4 million ($32.8 million after tax), net of spending during the first half of 2015, that was reflected in changes in operating assets and liabilities.
Investing Cash Flow – The increase in net cash used in investing activities of $107.4 million was principally due to $111.5 million of cash spending for our acquisitions of Brand Aromatics and Drogheria & Alimentari during the second quarter of 2015. (See note 2 of the financial statements.) During the six months ended May 31, 2015, we spent $42.7 million on capital expenditures, compared to $47.4 million for the same period last year. Capital expenditures for fiscal year 2015 are expected to be $130 million to $140 million.
Financing Cash Flow – The $103.5 million decrease in net cash used in financing activities in the first six months of 2015, when compared to the prior year level, is primarily due to a decrease in share repurchase activity coupled with a net increase in net short-term borrowings. In the first six months of 2015, we had a net increase in short-term borrowings of $148.2 million compared to a net increase in short-term borrowings of $94.3 million for the same period last year.
The following table outlines the activity in our share repurchase program for the six months ended May 31 (in millions):

	2015	2014
Number of shares of common stock repurchased	0.9	1.9
Dollar amount	$69.9	$126.3
As of May 31, 2015, $46 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013. On March 25, 2015, the Board of Directors authorized an additional $600 million of share repurchases.
During the six months ended May 31, 2015, we received proceeds of $14.2 million from exercised options compared to $16.1 million received in the first six months of last year. We increased dividends paid to $102.5 million for the first six months of 2015 compared to $96.7 million in the same period last year. Dividends paid in the first quarter of 2015 were declared on November 25, 2014.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended May 31, 2015, May 31, 2014 and November 30, 2014:

	May 31, 2015	May 31, 2014	November 30, 2014
Total debt/Adjusted EBITDA	1.92	1.79	1.73

Our ratio of total debt to adjusted EBITDA of 1.92 as of May 31, 2015 is higher than the ratios of 1.73 and 1.79 as of November 30, 2014 and May 31, 2014, respectively, reflecting an increase in total debt principally as a result of a higher level of short-term borrowings to assist in funding our acquisitions. (See notes 2 and 12 of the financial statements.)
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2015, we temporarily used $155.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2014, we temporarily used $109.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2015 and May 31, 2014 were $524.8 million and $376.6 million, respectively. Total average debt outstanding for the six months ended May 31, 2015 and May 31, 2014 was $1,529.8 million and $1,381.6 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2015, the exchange rates for the Euro, the Canadian dollar, Australian dollar, the British pound sterling and the Polish zloty were lower than at May 31, 2014 and at November 30, 2014.
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
On June 10, 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility replaces our $600 million revolving credit facility which was due to expire in June 2016.
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
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to fund our announced acquisition, to pay interest, and to service debt. In order to meet these cash requirements, we intend to use our existing cash, cash equivalents, and internally generated funds, to borrow under our existing credit facilities or other short-term borrowing facilities, and to consider additional term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

As described in note 2 of the financial statements, we acquired Brand Aromatics and Drogheria & Alimentari during the three months ended May 31, 2015.

As described in note 12 of the financial statements, on June 24, 2015, we announced an agreement to acquire 100% of the shares of One World Foods, Inc., seller of Stubb's barbeque sauces ("Stubb's"), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Annual sales are projected to be $30 million in 2015. The purchase price for Stubb's is approximately $100 million, subject to certain closing adjustments, and it will be included in our consumer business segment upon completion, estimated to occur during the third quarter of 2015.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, in addition to the other information set forth in this report, are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Non-Voting Common Stock, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Our operations and reputation may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack.

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

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control, including those involving cyber attacks using viruses, worms or other destructive software, process breakdowns, or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information including customer, consumer or other company confidential data. We invest in security technology and design our business processes to mitigate the risk of such breaches. While we believe these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material, negative impact on our operations or business reputation and subject us to consequences such as litigation, regulatory enforcement proceedings and direct costs associated with incident response.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 to March 31, 2015	CS – 0	$—	—	$650 million
	CSNV – 6,550	$76.57	6,550
April 1, 2015 to April 30, 2015	CS – 23,424	$77.25	23,424	$648 million
	CSNV – 0	$—	—
May 1, 2015 to May 31, 2015	CS – 34,065	$78.04	34,065	$646 million
	CSNV – 0	$—	—
Total	CS – 57,489	$77.72	57,489	$646 million
	CSNV – 6,550	$76.57	6,550
As of May 31, 2015, $46 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. On March 25, 2015, the Board of Directors authorized a new share repurchase program to purchase up to an additional $600 million of the company's outstanding shares. There is no expiration date for either of our repurchase programs. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2015, we issued 147,773 shares of CSNV in exchange for shares of CS and issued 1,301 shares of CS in exchange for shares of CSNV.

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
Amendment No. 1 to the 2013 Omnibus Incentive Plan, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015. *

(xi)	Form of Long-Term Performance Plan Agreement (formerly known as the Mid-Term Incentive Plan), incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

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

(xv)
Form of Non-Qualified Stock Option Agreement, as amended, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.

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
Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

July 1, 2015	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

July 1, 2015	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller