Form 10-Q
period 2015-08-31
MCCORMICK & CO INC
filed 2015-10-05
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2015
Common Stock	11,758,265
Common Stock Non-Voting	116,288,620

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Net sales	$1,059.9	$1,042.8	$3,094.4	$3,069.6
Cost of goods sold	638.0	622.7	1,878.8	1,845.5
Gross profit	421.9	420.1	1,215.6	1,224.1
Selling, general and administrative expense	271.5	260.5	820.3	818.2
Special charges	11.7	2.3	59.1	2.3
Operating income	138.7	157.3	336.2	403.6
Interest expense	13.6	12.4	39.5	37.3
Other income, net	0.2	0.3	0.6	0.8
Income from consolidated operations before income taxes	125.3	145.2	297.3	367.1
Income taxes	37.4	31.1	71.9	97.3
Net income from consolidated operations	87.9	114.1	225.4	269.8
Income from unconsolidated operations	9.7	8.8	27.0	20.1
Net income	$97.6	$122.9	$252.4	$289.9
Earnings per share – basic	$0.76	$0.95	$1.97	$2.22
Average shares outstanding – basic	128.0	129.6	128.1	130.3
Earnings per share – diluted	$0.76	$0.94	$1.95	$2.21
Average shares outstanding – diluted	129.2	130.6	129.2	131.3
Cash dividends paid per share	$0.40	$0.37	$1.20	$1.11
Cash dividends declared per share	$0.40	$0.37	$0.80	$0.74
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Net income	$97.6	$122.9	$252.4	$289.9
Net income attributable to non-controlling interest	(1.9)	0.4	0.5	2.1
Other comprehensive income (loss):
Unrealized components of pension plans	7.3	4.9	23.1	12.8
Currency translation adjustments	(33.9)	(43.0)	(184.5)	(38.9)
Change in derivative financial instruments	(0.8)	1.3	(0.3)	1.3
Deferred taxes	(1.5)	(1.6)	(5.9)	(4.5)
Comprehensive income	$66.8	$84.9	$85.3	$262.7

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2015	August 31, 2014	November 30, 2014
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$108.4	$93.8	$77.3
Trade accounts receivables, net	422.9	476.8	493.6
Inventories
Finished products	333.3	327.0	303.2
Raw materials and work-in-process	393.9	378.6	410.6
	727.2	705.6	713.8
Prepaid expenses and other current assets	116.0	132.6	131.5
Total current assets	1,374.5	1,408.8	1,416.2
Property, plant and equipment	1,491.4	1,460.7	1,481.4
Less: accumulated depreciation	(902.3)	(881.9)	(878.7)
Property, plant and equipment, net	589.1	578.8	602.7
Goodwill	1,802.4	1,769.1	1,722.2
Intangible assets, net	376.1	336.5	330.8
Investments and other assets	348.6	378.9	342.4
Total assets	$4,490.7	$4,472.1	$4,414.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$481.2	$352.2	$269.6
Current portion of long-term debt	203.6	1.2	1.2
Trade accounts payable	336.1	338.8	372.1
Other accrued liabilities	383.7	385.4	479.1
Total current liabilities	1,404.6	1,077.6	1,122.0
Long-term debt	807.2	1,014.3	1,014.1
Other long-term liabilities	516.7	410.2	468.8
Total liabilities	2,728.5	2,502.1	2,604.9
Shareholders’ Equity
Common stock	380.8	363.3	367.2
Common stock non-voting	653.0	625.2	628.4
Retained earnings	1,065.1	993.6	982.6
Accumulated other comprehensive loss	(353.6)	(29.6)	(186.0)
Non-controlling interests	16.9	17.5	17.2
Total shareholders’ equity	1,762.2	1,970.0	1,809.4
Total liabilities and shareholders’ equity	$4,490.7	$4,472.1	$4,414.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2015	2014
Operating activities
Net income	$252.4	$289.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	78.7	78.1
Stock-based compensation	17.0	15.1
Brand name impairment included in special charges	9.6	—
Income from unconsolidated operations	(27.0)	(20.1)
Changes in operating assets and liabilities	(31.8)	(99.8)
Dividends from unconsolidated affiliates	17.7	12.6
Net cash flow provided by operating activities	316.6	275.8
Investing activities
Acquisition of businesses (net of cash acquired)	(210.9)	—
Capital expenditures	(70.0)	(78.0)
Proceeds from sale of property, plant and equipment	0.3	0.8
Net cash flow used in investing activities	(280.6)	(77.2)
Financing activities
Short-term borrowings, net	214.1	139.7
Long-term debt borrowings	0.5	—
Long-term debt repayments	(1.4)	(1.4)
Proceeds from exercised stock options	26.1	19.2
Common stock acquired by purchase	(72.3)	(178.4)
Dividends paid	(153.7)	(144.7)
Net cash flow provided by (used in) financing activities	13.3	(165.6)
Effect of exchange rate changes on cash and cash equivalents	(18.2)	(2.2)
Increase in cash and cash equivalents	31.1	30.8
Cash and cash equivalents at beginning of period	77.3	63.0
Cash and cash equivalents at end of period	$108.4	$93.8
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
The results of consolidated operations for the three and nine month periods ended August 31, 2015 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2014.
Accounting and Disclosure Changes
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-11 Simplifying the Measurement of Inventory (Topic 330). This guidance is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. It will be effective for the first quarter of our fiscal year ending November 30, 2018, and early adoption is permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date that provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. As a result, the new standard will be effective for the first quarter of our fiscal year ending November 30, 2018. Early adoption is permitted for all entities, but not before the original effective date for public business entities (i.e., annual reporting periods beginning after December 15, 2016). We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

2.	ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits.

On March 9, 2015, we acquired 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expands the breadth of value-added products in our industrial business. The purchase price for Brand Aromatics was $62.5 million and was financed with a combination of cash and short-term borrowings. At the time of acquisition, annual sales of Brand Aromatics were approximately $30 million. As of August 31, 2015, a preliminary valuation of the acquired net assets of Brand Aromatics resulted in $5.1 million allocated to tangible net assets, $19.5 million allocated to other intangible assets and $37.9 million allocated to goodwill. Goodwill related to the Brand Aromatics acquisition, which will be deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as expected synergies from the extension of our customer intimacy and value-added flavor solutions we provide to our industrial customers to stocks, marinades and other savory flavors, as well as from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The preliminary valuation, based on a comparison of acquisitions of similar industrial businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Brand Aromatics acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Brand Aromatics during the fourth quarter of 2015. Included in our industrial business segment since its acquisition, Brand Aromatics added $7.0 million and $11.8 million to sales in the three and nine months ended August 31, 2015, respectively. Due to financing, acquisition and integration costs, its operating income contribution was not significant to our overall results for those periods.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, at the time of acquisition, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017, which we used to estimate the contingent consideration payable in fiscal 2018 and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. As of August 31, 2015, a preliminary valuation of the acquired net assets of D&A resulted in $7.2 million allocated to tangible net assets, $24.3 million allocated to other intangible assets and $45.2 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other intangible assets which we used to initially value the D&A acquisition. We expect to finalize the determination of the fair value of the acquired net assets of D&A during early 2016. Included in our consumer business segment since its acquisition, D&A added $15.3 million to sales in the three and nine months ended August 31, 2015. Due to financing, acquisition and integration costs, its operating income contribution was not significant to our overall results for those periods.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., seller of Stubb's barbeque sauces ("Stubb's"), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer business. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. As of August 31, 2015, a preliminary valuation of the acquired net assets of Stubb's resulted in $5.4 million allocated to tangible assets acquired (less $12.4 million allocated to liabilities assumed), $25.8 million allocated to other intangible assets and $80.6 million allocated to goodwill. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from customers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Stubb's acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Stubb's during the first half of 2016. Included in our consumer business segment since its acquisition, Stubb's contribution to sales and operating income was not significant to our overall results this period.

During the three and nine months ended August 31, 2015, we recorded $0.8 million and $2.8 million, respectively, in transaction-related expenses associated with these acquisitions.

3.	SPECIAL CHARGES

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.

The following is a summary of special charges recognized in the three and nine months ended August 31, 2015 and 2014 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Special charges included in cost of goods sold	$3.4	$—	$3.4	$—
Other special charges in the income statement (including a non-cash brand impairment charge of $9.6 million for the three and nine months ended August 31, 2015)	11.7	2.3	59.1	2.3
Total special charges	$15.1	$2.3	$62.5	$2.3

During the three months ended August 31, 2015, we recorded a total of $15.1 million of special charges, including $3.4 million classified in cost of goods sold. Of that amount, $13.0 million relates to a program, instituted by our Kohinoor consumer business in India and approved by our Management Committee during the third quarter, to improve the profitability of that business. The plan principally relates to the discontinuance of its non-profitable bulk-packaged and broken basmati rice product lines and other ancillary activities, while concentrating the business’s focus on both its existing consumer-packaged basmati rice product lines and the launch of consumer-packaged herbs and spices under the Kohinoor brand name.

In light of the anticipated sales reduction associated with the business’s discontinuance of its bulk-packaged and broken basmati rice product lines, only partially offset by the launch of consumer-packaged herbs and spices, we determined that an impairment of the Kohinoor brand name had occurred. Using a relief from royalty method (and a discount rate reflective of the risk of the launch of consumer-packaged herbs and spices), we estimated a current fair value of the Kohinoor brand name that represented a reduction in its previous carrying value by approximately 53%, resulting in a non-cash impairment charge of $9.6 million in the third quarter of 2015. In addition as a result of the Kohinoor product line discontinuance approved in the third quarter of 2015, we recognized a $3.4 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of inventories of bulk and broken basmati rice at August 31, 2015, determined on a lower of cost or market basis, over the estimated net realizable value of such inventories upon discontinuance. In addition to the special charges outlined above and recorded in the three and nine months ended August 31, 2015, the future actions approved with respect to Kohinoor's plan to improve its profitability consist of costs associated with exiting certain contractual arrangements and other costs directly related to the plan. The estimated cost of such future actions, which will be reflected in special charges upon recognition over the next three to nine months, range from approximately $2 million to $4 million.

During the third quarter of 2015, we recognized an additional $2.1 million of special charges, consisting of $1.3 million related to employee severance and related costs associated with our North American effectiveness initiative and $0.8 million principally related to other exit costs related to our EMEA reorganization initiated earlier in 2015.

For the nine months ended August 31, 2015, we recorded $62.5 million of special charges as indicated in the preceding table. In addition to the Kohinoor charges of $13.0 million described in the paragraph above, we have recorded special charges of $27.7 million related to employee severance and related costs, associated with our North American effectiveness initiative, and $23.7 million related to our EMEA reorganization initiated earlier in 2015. Partially offsetting these charges was a credit of $1.9 million for the 2015 reversal of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014.

Of the $15.1 million of special charges recorded in our consolidated financial statements in the third quarter of 2015, $14.7 million related to our consumer business segment and $0.4 million related to our industrial business segment. Of the $62.5 million of special charges recorded in our consolidated financial statements for the nine months ended August 31, 2015, $49.6 million related to our consumer business segment and $12.9 million related to our industrial business segment. With the exception of $3.4 million of inventory reserves at August 31, 2015, all balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

For the three and nine months ended August 31, 2014, we recorded $2.3 million of special charges, principally related to employee severance, with $1.3 million related to our industrial business segment and $1.0 million related to our consumer business segment.

In late 2013, we announced a reorganization in parts of the Europe, Middle East and Africa (EMEA) region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions included the closure of our sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to reduce selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland. In fiscal years 2013 and 2014, we recorded a total of $27.1 million of cash and non-cash charges related to this reorganization. We expect to realize annual cost savings of approximately $10 million in 2015 related to this EMEA reorganization.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken in 2013 and 2014 for the nine months ended August 31, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2014	$9.3	$0.7	$10.0
Cash paid	(3.0)	(0.6)	(3.6)
Impact of foreign exchange	(1.5)	(0.1)	(1.6)
Reversal into income (special charges)	(1.9)	—	(1.9)
Balance as of August 31, 2015	$2.9	$—	$2.9

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

The voluntary retirement plan is part of our ongoing North American effectiveness initiative that, upon completion, is expected to generate cost savings of approximately $10 million in 2015 and annual cost savings with a full year impact of approximately $25 million beginning in 2016. We currently estimate the total cost to implement the North American effectiveness initiative to approximate $28 million, including the cost of the voluntary early retirement plan and other actions necessary to achieve the cost savings previously described, consisting principally of severance and related benefits that will be paid in cash. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the nine months ended August 31, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$25.6	$2.1	$27.7
Cash paid	(22.8)	(1.5)	(24.3)
Balance as of August 31, 2015	$2.8	$0.6	$3.4
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

In the second quarter of 2015, additional projects were identified in the EMEA region to further enhance organization efficiency and streamline processes in this region to support its competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to the recently established McCormick Shared Services Center in Lodz, Poland. In total, including the amounts recorded during the nine months ended August 31, 2015, the company expects to record approximately $25 million of charges related to these actions, with approximately $24 million of cash expenses and approximately $1 million of non-cash fixed asset impairment expenses. Of the approximately $24 million of cash expenditures associated with these special charges, approximately $13 million are expected to be spent in 2015 and the balance spent in 2016. Related annual cost savings are projected to be approximately $16 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans undertaken in 2015 for the nine months ended August 31, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$21.5	$2.2	$23.7
Cash paid	(3.6)	(0.7)	(4.3)
Impairment of fixed assets recorded	—	(1.1)	(1.1)
Impact of foreign exchange	—	0.2	0.2
Balance as of August 31, 2015	$17.9	$0.6	$18.5

4.	GOODWILL
The changes in the carrying amount of goodwill by segment for the nine months ended August 31, 2015 and 2014 were as follows (in millions):

	2015		2014
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,581.1	$141.1	$1,654.7	$143.8
Changes in purchase price allocation	—	—	(6.1)	—
Goodwill acquired	125.8	37.9	—	—
Foreign currency fluctuations	(80.6)	(2.9)	(23.5)	0.2
Balance as of August 31	$1,626.3	$176.1	$1,625.1	$144.0

5.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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

In June 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility replaces our $600 million revolving credit facility that was due to expire in June 2016.
During the nine months ended August 31, 2015, we have entered into a total of $100 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $100 million of fixed rate notes by December 2015. We entered into $50 million of these swap agreements during our second quarter of 2015 and $50 million of these swap agreements during our third quarter of 2015. We intend to cash settle all of these agreements upon issuance of the fixed rate notes thereby effectively locking in the fixed interest rate in effect at the time the swap agreements were initiated. The weighted average fixed rate of these agreements is 2.25%. We have designated these forward starting interest rate swap agreements, which expire on December 18, 2015, as cash flow hedges. The gain or loss on these agreements is deferred in other comprehensive income and will be amortized over the life of the fixed rate notes as a component of interest expense.
As of August 31, 2015, the maximum time frame for our foreign exchange forward contracts is 15 months. The amount of foreign exchange forward contracts greater than 12 months is not material.
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $3.2 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$150.0	$3.5	Other accrued liabilities	$50.0	$0.2
Foreign exchange contracts	Other current assets	143.7	5.1	Other accrued liabilities	81.2	1.2
Total			$8.6			$1.4

As of August 31, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$7.3
Foreign exchange contracts	Other current assets	105.9	1.6	Other accrued liabilities	$104.6	$0.8
Total			$8.9			$0.8

As of November 30, 2014	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$7.4
Foreign exchange contracts	Other current assets	106.3	4.9	Other accrued liabilities	$156.4	$1.4
Total			$12.3			$1.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine month periods ended August 31, 2015 and 2014 (in millions):

Fair Value Hedges -
Derivative	Income statement location	Expense
		For the three months ended August 31, 2015	For the three months ended August 31, 2014	For the nine months ended August 31, 2015	For the nine months ended August 31, 2014
Interest rate contracts	Interest expense	$1.2	$1.3	$3.7	$3.8

Cash Flow Hedges –
For the three months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2015	2014		2015	2014
Interest rate contracts	$(0.2)	$—	Interest expense	$—	$—
Foreign exchange contracts	1.6	1.1	Cost of goods sold	2.1	(0.3)
Total	$1.4	$1.1		$2.1	$(0.3)

Cash Flow Hedges –
For the nine months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2015	2014		2015	2014
Interest rate contracts	$0.8	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	4.7	0.6	Cost of goods sold	5.4	(0.8)
Total	$5.5	$0.6		$5.3	$(0.9)

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$108.4	$108.4	$—	$—
Insurance contracts	102.0	—	102.0	—
Bonds and other long-term investments	7.8	7.8	—	—
Interest rate derivatives	3.5	—	3.5	—
Foreign currency derivatives	5.1	—	5.1	—
Total	$226.8	$116.2	$110.6	$—
Liabilities
Foreign currency derivatives	$1.2	$—	$1.2	$—
Interest rate derivatives	0.2	—	0.2	—
Contingent consideration related to acquisition	28.6	—	—	28.6
Total	$30.0	$—	$1.4	$28.6

		August 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$93.8	$93.8	$—	$—
Insurance contracts	103.3	—	103.3	—
Bonds and other long-term investments	8.2	8.2	—	—
Interest rate derivatives	7.3	—	7.3	—
Foreign currency derivatives	1.6	—	1.6	—
Total	$214.2	$102.0	$112.2	$—
Liabilities
Foreign currency derivatives	$0.8	$—	$0.8	$—

		November 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77.3	$77.3	$—	$—
Insurance contracts	104.5	—	104.5	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	7.4	—	7.4	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$202.6	$85.8	$116.8	$—
Liabilities
Foreign currency derivatives	$1.4	$—	$1.4	$—
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

The acquisition-date fair value of the liability for contingent consideration related to our acquisition of D&A was approximately $27.7 million (see note 2) and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the earn-out period, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, will be recognized in income on a quarterly basis until settlement in fiscal 2018.
The change in fair value of our Level 3 liabilities for the nine months ended August 31, 2015 is summarized as follows (in millions):

	Beginning of year	Acquisition-Date Fair Value	Settlements	Post Acquisition	Impact of foreign currency	Balance as of August 31, 2015
Contingent consideration related to acquisition	$—	$27.7	$—	$0.3	$0.6	$28.6

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, 2015 and 2014 (in millions):

	United States		International
	2015	2014	2015	2014
Defined benefit plans
Service cost	$5.9	$5.0	$2.1	$2.0
Interest costs	7.9	7.7	3.0	3.4
Expected return on plan assets	(10.0)	(9.7)	(4.3)	(4.7)
Amortization of prior service costs	—	—	—	0.1
Recognized net actuarial loss	4.2	3.0	1.5	1.2
Total pension expense	$8.0	$6.0	$2.3	$2.0

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, 2015 and 2014 (in millions):

	United States		International
	2015	2014	2015	2014
Defined benefit plans
Service cost	$17.7	$15.0	$6.2	$5.9
Interest costs	23.7	23.3	9.1	10.3
Expected return on plan assets	(30.1)	(29.1)	(13.0)	(14.1)
Amortization of prior service costs	—	—	0.2	0.3
Recognized net actuarial loss	12.6	8.9	4.5	3.5
Total pension expense	$23.9	$18.1	$7.0	$5.9

During the nine months ended August 31, 2015 and 2014, we contributed $12.6 million and $14.0 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2014 were $16.8 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Other postretirement benefits
Service cost	$0.8	$1.0	$2.4	$2.8
Interest costs	0.9	1.0	2.7	3.1
Total other postretirement expense	$1.7	$2.0	$5.1	$5.9

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Stock-based compensation expense	$3.1	$3.0	$17.0	$15.1
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

	2015	2014
Risk-free interest rates	0.1 - 2.0%	0.1 - 2.7%
Dividend yield	2.1%	2.1%
Expected volatility	18.8%	15.6 - 20.1%
Expected lives (in years)	7.7	5.8
The following is a summary of our stock option activity for the nine months ended August 31, 2015 and 2014:

	2015		2014
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$54.17	4.6	$47.73
Granted	0.8	76.32	1.1	71.12
Exercised	(0.6)	42.77	(0.6)	35.93
Outstanding at end of the period	5.0	58.96	5.1	54.02
Exercisable at end of the period	3.3	$51.95	3.0	$45.55
As of August 31, 2015, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $101.8 million and for options currently exercisable was $89.9 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2015 and 2014 was $19.1 million and $20.9 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2015 and 2014:

	2015		2014
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	239	$67.60	161	$60.86
Granted	135	76.06	180	71.15
Vested	(84)	71.30	(93)	62.57
Forfeited	(12)	73.03	(5)	69.05
Outstanding at end of period	278	$70.35	243	$67.66

The following is a summary of our LTPP activity for the nine months ended August 31, 2015 and 2014:

	2015		2014
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	231	$61.94	334	$51.73
Granted	96	74.02	105	69.04
Vested	(65)	48.78	(118)	44.47
Forfeited	(14)	70.92	(2)	44.47
Outstanding at end of period	248	$69.55	319	$60.15

9.	INCOME TAXES

Income taxes for the three months ended August 31, 2015, included $1.1 million of discrete tax benefits, consisting principally of the following: (i) the reversal of unrecognized tax benefits and related interest of $0.7 million associated with the expiration of a statute of limitation in an international jurisdiction; and (ii) a $0.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax return.

Income taxes for the nine months ended August 31, 2015, included $18.3 million of discrete tax benefits, consisting of the amounts described above as well as an additional $17.2 million of discrete tax benefits consisting principally of the following; (i) a reversal of a previously established valuation allowance on a foreign deferred tax asset of $8.6 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; (ii) the reversals of unrecognized tax benefits and related interest of $6.8 million associated with expirations of statutes of limitations in the U.S. and international jurisdictions; and (iii) the remainder principally related to recognition of a 2014 research tax credit. A new law was enacted in the first quarter 2015 that retroactively granted the credit for our 2014 tax year. Other than the reversals previously described and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months and nine months ended August 31, 2015.
Income tax expense for the three months ended August 31, 2014 included discrete tax benefits of $6.2 million. The principal components of those discrete tax benefits recognized in the third quarter of 2014 included the following: (i) the reversal of international tax expense in the amount of $3.7 million related to fiscal 2013, initially recorded in the first quarter of 2014 as a result of a retroactive change in French tax law enacted in the first quarter of 2014, but reversed in the third quarter of 2014 when final legislative guidance on that retroactive French tax law was issued that allowed us to conclude this additional tax would no longer be required; (ii) a $1.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax returns; and (iii) the reversal of previously provided reserves for uncertain tax benefits and related interest in the amount of $0.8 million, principally as a result of statute of limitation expirations.
Income tax expense for the nine months ended August 31, 2014 included discrete tax benefits of $5.5 million. The principal components of those discrete tax benefits recognized in the first nine months of 2014 included the following: (i) a $5.8 million benefit related to the reversal of previously provided reserves for uncertain tax benefits and related interest recognized in connection with our settlement with respect to the French taxing authority’s audits of the 2007-2013 tax years in the first quarter of 2014; (ii) a $1.4 million benefit as a result of the adjustment of prior year tax accruals upon completion of the related tax returns; (iii) the reversal of previously provided reserves for uncertain tax benefits and related interest in the amount of $0.8 million, principally as a result of statute of limitation expirations; less (iv) international tax expense of $2.2 million related to prior year adjustments agreed as part of the previously described French tax settlement.

As of August 31, 2015, we believe that the reasonably possible total amount of unrecognized tax benefits that could change in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlement would not result in a change to unrecognized tax benefits that is material to our consolidated financial results.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Average shares outstanding – basic	128.0	129.6	128.1	130.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.2	1.0	1.1	1.0
Average shares outstanding – diluted	129.2	130.6	129.2	131.3

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2015 and 2014 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Anti-dilutive securities	0.5	1.9	0.5	1.5
The following table sets forth the common stock activity for the three and nine months ended August 31, 2015 and 2014 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Shares issued under stock option, employee stock purchase plans and RSUs	0.2	0.1	0.6	0.7
Shares repurchased in connection with the stock repurchase program	—	0.7	1.0	2.6
As of August 31, 2015, $43 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013 and all of an additional $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015 remains available.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	August 31, 2015	August 31, 2014	November 30, 2014
Foreign currency translation adjustment	$(152.3)	$126.8	$32.1
Unrealized gain on foreign currency exchange contracts	2.1	0.3	3.0
Fair value of interest rate swaps (excluding settled interest rate swaps)	0.5	—	—
Unamortized value of settled interest rate swaps	2.8	2.4	2.9
Pension and other postretirement costs	(206.7)	(159.1)	(224.0)
Accumulated other comprehensive loss	$(353.6)	$(29.6)	$(186.0)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and nine months ended August 31, 2015 and 2014 (in millions):

	Three months ended August 31,		Nine months ended August 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2015	2014
Gains (losses) on cash flow hedges:
Interest rate derivatives	$—	$—	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	2.1	(0.3)	5.4	(0.8)	Cost of goods sold
Total before tax	2.1	(0.3)	5.3	(0.9)
Tax effect	(0.6)	0.1	(1.2)	0.3	Income taxes
Net, after tax	$1.5	$(0.2)	$4.1	$(0.6)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$—	$0.1	$0.2	$0.3	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	5.7	4.2	17.1	12.4	SG&A expense/ Cost of goods sold
Total before tax	5.7	4.3	17.3	12.7
Tax effect	(1.9)	(1.4)	(5.9)	(4.3)	Income taxes
Net, after tax	$3.8	$2.9	$11.4	$8.4

(1) This accumulated other comprehensive income component is included in the computation of total pension expense (refer to note 7 for additional details).

12.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor” , “DaQiao”, “Drogheria & Alimentari” and "Stubb's". Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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

	Consumer	Industrial	Total
		(in millions)
Three months ended August 31, 2015
Net sales	$630.5	$429.4	$1,059.9
Operating income excluding special charges	114.6	39.2	153.8
Income from unconsolidated operations	9.2	0.5	9.7

Three months ended August 31, 2014
Net sales	$621.9	$420.9	$1,042.8
Operating income excluding special charges	122.1	37.5	159.6
Income from unconsolidated operations	8.1	0.7	8.8
	Consumer	Industrial	Total
		(in millions)
Nine months ended August 31, 2015
Net sales	$1,850.6	$1,243.8	$3,094.4
Operating income excluding special charges	286.9	111.8	398.7
Income from unconsolidated operations	26.9	0.1	27.0

Nine months ended August 31, 2014
Net sales	$1,852.2	$1,217.4	$3,069.6
Operating income excluding special charges	302.3	103.6	405.9
Income from unconsolidated operations	19.0	1.1	20.1

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows:

	For the three months ended		For the nine months ended
(millions)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Operating income	$138.7	$157.3	$336.2	$403.6
Add: Special charges included in cost of goods sold	3.4	—	3.4	—
Add: Other special charges (including a non-cash impairment charge in 2015)	11.7	2.3	59.1	2.3
Operating income excluding special charges	$153.8	$159.6	$398.7	$405.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2015, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2014, on our sales and earnings. In 2015, sales are projected to grow at the upper end of a 4% to 6% sales growth target on a constant currency basis, driven by building brand equity, a strong innovation pipeline, expanded distribution and acquisitions. For the full year 2015, an unfavorable foreign currency exchange is expected to have a 5% negative impact on sales. Diluted earnings per share was $3.34 in 2014. Excluding the earnings per share impact of special charges of $3.7 million ($5.2 million before tax) in 2014, adjusted diluted earnings per share was $3.37 in 2014. Adjusted diluted earnings per share (excluding an estimated $0.36 of special charges) are projected to be at the lower end of our $3.47 to $3.54 guidance range in 2015, an increase of 3% to 5%. On a constant currency basis, we expect adjusted diluted earnings per share in 2015 to grow at the lower end of our 7% to 9% guidance range over adjusted diluted earnings per share of $3.37 in 2014. We expect this growth rate to be mainly driven by increased adjusted operating income.
Our business generates strong cash flow, and we have a balanced use of cash. We are using our cash to fund shareholder dividends, with annual increases in each of the past 29 years, and to fund capital expenditures, acquisitions and share repurchases.
Investing in the Business – We are investing for growth through innovation, brand marketing support and acquisitions.
In recent years, 8% to 10% of sales came from new products launched in the past three years. For our consumer business, innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value priced flavors. In 2015, these include new varieties in the relaunch of our entire gourmet product line. That relaunch also includes new packaging and a flavor seal technology. Other innovation includes flavored sea salt grinders across North America, an Indian range of seasoning blends in the U.K. and further extensions of our Vahine dessert items in France. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. In 2015, we have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating. We founded the McCormick Science Institute in 2007 to fund the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits.

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
Cost Savings – CCI is our ongoing initiative to improve productivity and reduce costs throughout the company. With CCI, each business unit develops cost reduction opportunities and sets specific goals. Our projects fall into the areas of cost optimization, cost avoidance and productivity that includes streamlining processes. However, the only amounts we report are actual cost reductions where costs have decreased from the prior year. CCI cost savings totaled $65 million in fiscal year 2014, of which $54 million lowered cost of goods sold. In 2015, CCI cost savings are expected to reach at least $75 million, with a large portion impacting our cost of goods sold. Another $20 million of cost savings are expected mainly from streamlining actions underway in North America and reorganization activities in our Europe, Middle East and Africa (EMEA) region. Material cost inflation is expected to be in the mid single-digit range in 2015, compared to approximately 2% in 2014. We anticipate the 2015 impact of material cost inflation will be largely offset by our cost savings and pricing actions.

RESULTS OF OPERATIONS – COMPANY

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2015	2014	2015	2014
Net sales	$1,059.9	$1,042.8	$3,094.4	$3,069.6
Percent increase	1.6%	2.6%	0.8%	3.9%
Gross profit	$421.9	$420.1	$1,215.6	$1,224.1
Gross profit margin	39.8%	40.3%	39.3%	39.9%
Sales for the third quarter of 2015 increased by 1.6% from the prior year level and included a 5.7% unfavorable impact from foreign currency exchange rates. On a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures), our sales increased 7.3% over the prior year level as higher volume and product mix, driven by both our consumer and industrial businesses, increased net sales by 4.0%, pricing actions added 1.1%, and acquisitions added 2.2%.

Sales for the nine months ended August 31, 2015, increased by 0.8% over the 2014 level and included a 5.1% unfavorable impact from foreign currency exchange rates. On a constant currency basis, our sales increased 5.9% over the prior year level as higher volume and product mix, driven by both our consumer and industrial businesses, increased net sales by 3.8%, pricing actions added 1.2%, and acquisitions added 0.9%.

Gross profit for the third quarter of 2015 increased by $1.8 million, or 0.4%, over the comparable period in 2014, while our gross profit margin was 50 basis points lower than the year ago quarter at 39.8%. Gross profit for the nine months ended August 31, 2015 decreased by $8.5 million, or 0.7%, from the comparable period in 2014, while our gross profit margin was 60 basis points lower from the first nine months of 2014 at 39.3%. These decreases in gross profit margin for both the quarter and year-to-date period were primarily due to sharply lower gross profit in our Kohinoor business, as well the impact on our other operations of higher material costs, mitigated by CCI cost savings and pricing actions. During the three and nine month ended August 31, 2015, we recorded $3.4 million of special charges related to inventory writedowns directly associated with the decision to discontinue the bulk-packaged and broken rice product lines of our Kohinoor business in India. While included in cost of goods sold in our income statement, these costs are being treated as special charges (see note 3 to our financial statements). In addition to the $3.4 million of special charges, the Kohinoor business also recognized lower gross profit, as compared to the 2014 levels, of $2.3 million and $5.7 million for the three and nine months ended August 31, 2015. On a combined basis, the reduction in Kohinoor’s gross profit by $5.8 million for the three months ended August 31, 2015, as compared to the corresponding period in 2014, accounted for 54 basis points of our overall 50 basis point reduction in gross profit margin. On a combined basis, the reduction in Kohinoor’s gross profit by $9.2 million for the nine months ended August 31, 2015, as compared to the corresponding period in 2014, accounted for 30 basis points of our overall 60 basis point reduction in gross profit percentage.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2015	2014	2015	2014
Selling, general & administrative expense (SG&A)	$271.5	$260.5	$820.3	$818.2
Percent of net sales	25.6%	25.0%	26.5%	26.7%
SG&A as a percentage of net sales increased by 60 basis points for the three months ended August 31, 2015 as compared to the third quarter of 2014. Driving this increase in SG&A as a percentage of sales was higher benefits expense and brand marketing, partially offset by lower distribution and selling costs. For the nine months ended August 31, 2015 compared to the corresponding period in 2014, lower distribution and selling costs as a percentage of sales were partly offset by higher employee benefits expense and brand marketing support, causing a decrease of 20 basis points in SG&A as a percentage of net sales. Brand marketing support for the three and nine months ended August 31, 2015, increased by $2.4 million and $4.7 million, respectively, over the same periods in 2014. In connection with our acquisitions of Brand Aromatics, Drogheria & Alimentari and Stubb's, we incurred $0.8 million and $2.8 million of transaction costs for the three and nine months ended August 31, 2015, respectively, which were included in SG&A.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2015	2014	2015	2014
Special charges included in cost of goods sold	$3.4	$—	$3.4	$—
Other special charges	11.7	2.3	59.1	2.3
Total special charges	$15.1	$2.3	$62.5	$2.3
During the three months ended August 31, 2015, we recorded a total of $15.1 million of special charges, including $3.4 million classified in cost of goods sold. Of that amount, $13.0 million related to our Kohinoor consumer business in India, $1.3 million related to employee severance and related costs associated with our North American effectiveness initiative and $0.8 million principally related to other exit costs related to our EMEA reorganization initiated earlier in 2015. For the nine months ended August 31, 2015, we recorded $62.5 million of special charges, including $3.4 million classified in cost of goods sold. In addition to the Kohinoor charges of $13.0 million recorded in the third quarter, we have recorded special charges of $27.7 million related to employee severance and related costs associated with our North American effectiveness initiative, and $23.7 million related to our EMEA reorganization initiated earlier in 2015. Partially offsetting these charges was a credit of $1.9 million for the 2015 reversal of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014. See note 3 of the financial statements for more details on these charges and our basis for classifying amounts as special charges.

For the three and nine months ended August 31, 2014, we recorded $2.3 million of special charges, principally related to employee severance, with $1.3 million related to our industrial business segment and $1.0 million related to our consumer business segment.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2015	2014	2015	2014
Interest expense	$13.6	$12.4	$39.5	$37.3
Other income, net	0.2	0.3	0.6	0.8
Interest expense was higher in the three and nine months ended August 31, 2015 compared to the same periods of the prior year due to higher average borrowings.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2015	2014	2015	2014
Income from consolidated operations before income taxes	$125.3	$145.2	$297.3	$367.1
Income taxes	37.4	31.1	71.9	97.3
Effective tax rate	29.8%	21.4%	24.2%	26.5%
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
Income tax expense for the three and nine months ended August 31, 2015 included net discrete tax benefits of $1.1 million and $18.3 million, respectively. Income tax expense for the three and nine months ended August 31, 2014 included net discrete tax benefits of $6.2 million and $5.5 million, respectively. See note 9 for a further description of these discrete items.
In addition to the discrete tax items described above, our effective tax rate of 21.4% for the three months ended August 31, 2014, benefited from the cumulative catch up adjustment necessary to reflect the reduction of our estimated annual effective tax rate for the nine months ended August 31, 2014, from that estimated for the first six months of 2014. That adjustment included the reversal of the higher taxes provided on our applicable 2014 pre-tax earnings during the first six months of 2014, initially recorded in response to the change in French tax law, but reversed in the third quarter of 2014 when final legislative guidance on that retroactive French tax law was issued that allowed us to conclude this additional tax would no longer be required. Our effective tax rate, including the net discrete tax benefits identified above, was 26.5%, which represented a reduction from the corresponding rate of 29.8% recognized for the first half of 2014.
Our effective tax rate of 29.8% for the three months ended August 31, 2015, exceeded the 21.4% effective tax rate for the corresponding 2014 quarter due to lower discrete tax benefits noted above in the 2015 quarter, the previously described cumulative catch up adjustment in the third quarter of 2014 resulting from the change in French tax law and final legislative guidance, higher non-deductible losses in 2015 in our Kohinoor majority-owned subsidiary (including special charges) compared to the prior year level, and from other changes in our expected mix of business across tax jurisdictions.
Our effective tax rate of 24.2% for the nine months ended August 31, 2015, was lower than the 26.5% effective tax rate for the corresponding period in 2014, for the following reasons: (i) higher non-deductible losses in 2015 in our Kohinoor majority-owned subsidiary (including special charges) compared to the 2014 level; (ii) other changes in our expected mix of business across tax jurisdictions; partially offset by (iii) higher discrete tax benefits noted above in the 2015 period.
Absent additional discrete items in the fourth quarter of 2015, we expect our annual effective tax rate for 2015 to be approximately 26%.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2015	2014	2015	2014
Income from unconsolidated operations	$9.7	$8.8	$27.0	$20.1

Income from unconsolidated operations for the three and nine months ended August 31, 2015 was $0.9 million and $6.9 million higher, respectively, compared to the corresponding periods in 2014. For both the three and nine months ended August 31, 2015 as compared to the 2014 periods, income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, included a $1.9 million benefit due to the allocation of Kohinoor's total special charge to its 15%

minority stakeholder. Excluding this $1.9 million benefit, the remainder of these fluctuations were attributable to our joint venture in Mexico. For the third quarter of 2015, as compared to the corresponding period in 2014, income from our Mexican joint venture was negatively impacted by an unfavorable exchange rate. Higher sales and an increase in gross margin percentage from our Mexican joint venture more than offset an unfavorable exchange rate for the nine months ended August 31, 2015 as compared to the corresponding period in 2014. The increased gross margin percentage was due largely to lower commodity costs.
The following table outlines the major components of the change in diluted earnings per share from 2014 to 2015:

	Three months ended August 31,	Nine months ended August 31,
2014 Earnings per share – diluted	$0.94	$2.21
Impact of total special charges	(0.11)	(0.36)
Impact of special charges attributable to non-controlling interests	0.02	0.01
Impact of operating income	(0.03)	(0.04)
Impact of effective tax rate	(0.06)	0.06
Impact of unconsolidated income	—	0.04
Impact of higher interest expense	(0.01)	(0.01)
Impact of lower shares outstanding	0.01	0.04
2015 Earnings per share – diluted	$0.76	$1.95

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
(in millions)
Net sales	$630.5	$621.9	$1,850.6	$1,852.2
Percent increase/(decrease)	1.4%	1.5%	(0.1)%	4.5%
Operating income, excluding special charges	114.6	122.1	286.9	302.3
Operating income margin, excluding special charges	18.2%	19.6%	15.5%	16.3%
In the third quarter of 2015, sales of our global consumer business increased by 1.4%, which included a 5.5% unfavorable impact from foreign currency rates, as compared to the third quarter of 2014. On a constant currency basis, global consumer sales increased by 6.9% in the third quarter of 2015, due to higher volume and product mix of 4.2% and pricing actions that added 0.1% to sales. Our acquisitions of Drogheria & Alimentari (D&A) and Stubb's, during the second and third quarters, respectively, increased sales by 2.6% during the third quarter of 2015.
In the Americas, consumer sales rose 1.7% in the third quarter of 2015 as compared to the third quarter of 2014. That increase included a 1.6% unfavorable impact from foreign currency rates. On a constant currency basis, Americas consumer sales increased by 3.3%, which included a 2.4% increase attributable to higher volume and product mix, due to strength in items such as recipe mixes, Grill Mates, Kitchen Basics and Zatarain's products, and a 0.7% increase in pricing. Product innovation and brand marketing support, particularly in digital, are driving these results. The acquisition of Stubb's, which closed in August 2015, added 0.2% to sales for the quarter.

In the EMEA region, consumer sales decreased 0.7% in the third quarter of 2015 as compared to the prior year, but that decrease included an unfavorable impact of 18.2% from foreign exchange rates. On a constant currency basis, consumer sales rose 17.5% as a result of higher volumes and product mix that increased sales by 5.3% and 1.1% from higher pricing. The acquisition of D&A, which closed at the end of the second quarter 2015, added 11.1% to sales for the third quarter. Our core business growth in our EMEA region was broad-based, with increases in each of our top markets driven by our higher brand marketing, our new product innovation, and expanded distribution.

In the Asia/Pacific region, consumer sales increased 3.4% in the third quarter of 2015, compared to the third quarter of 2014, which included a 3.9% decrease from unfavorable foreign exchange rates. On a constant currency basis, consumer sales in the Asia/Pacific region rose 7.3%, driven by a 12.4% increase in sales from volume and product mix, partially offset by a 5.1% decrease from lower pricing. In constant currency, we grew consumer business sales in the Asia/Pacific region at a double-digit rate in both China and Australia again this quarter. In China, sales of bouillon products were particularly strong. In constant currency, sales in India declined at a high single-digit rate, as a double-digit decline in pricing more than offset an increase in volume and product mix.

For the nine months ended August 31, 2015, our global consumer business sales decreased by 0.1% from the 2014 level, including a 5.1% decline attributable to unfavorable foreign exchange rates. On a constant currency basis, global consumer sales rose by 5.0%, which was attributable to higher volume and product mix that added 4.0% to sales, acquisitions that increased sales by 0.9%, and pricing actions that added 0.1% to sales.

Operating income for the third quarter of 2015, excluding special charges, for our global consumer business decreased $7.5 million, or 6.2%, compared to the third quarter of 2014. On a constant currency basis, operating income for the third quarter of 2015, excluding special charges, was 2.8% below the third quarter of 2014, with the impact of sales growth and cost savings offset by the unfavorable impact of higher material costs and increased employee benefit expense. In addition, operating income, excluding special charges of $13.0 million in the 2015 period, from our Kohinoor business was down $2.8 million in the third quarter of 2015 compared to the third quarter of 2014.

Operating income for our global consumer business for the nine months ended August 31, 2015, excluding special charges, decreased $15.4 million, or 5.1%, compared to the same period of 2014. On a constant currency basis, operating income for the first nine months of 2015, excluding special charges, declined by 1.3%, compared to the corresponding period of 2014, due to the same factors noted above for the third quarter of 2015. Operating income, excluding special charges of $13.0 million in the 2015 period, from our Kohinoor business was down $7.7 million in the first nine months of 2015 compared to the corresponding period of 2014.

INDUSTRIAL BUSINESS

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
(in millions)
Net sales	$429.4	$420.9	$1,243.8	$1,217.4
Percent increase	2.0%	4.2%	2.2%	3.1%
Operating income, excluding special charges	39.2	37.5	111.8	103.6
Operating income margin, excluding special charges	9.1%	8.9%	9.0%	8.5%
Our global industrial business grew sales by 2.0% in the third quarter of 2015, which included a 6.0% unfavorable impact from foreign currency rates, as compared to the third quarter of 2014. On a constant currency basis, global industrial sales increased by 8.0% in the third quarter of 2015, due to higher volume and product mix that increased sales by 3.6%, pricing actions that added 2.7% to sales and our acquisition of Brand Aromatics in the second quarter 2015 that increased sales by 1.7%.
In the Americas, industrial sales increased by 1.6% during the third quarter of 2015 from the prior year level. That increase included an unfavorable impact of 3.5% from foreign currency rates. Industrial sales in the Americas rose by 5.1% on a constant currency basis as pricing actions added 3.0% to sales, slightly offset by lower volume and product mix that decreased industrial sales by 0.4%. In the third quarter of 2015, strong sales from our operation in Mexico were largely offset by continued weakness in U.S. sales to quick service restaurant customers. The acquisition of Brand Aromatics earlier in 2015 increased industrial sales in the Americas by 2.5% for the third quarter of 2015.

In the EMEA region, industrial sales increased 2.0% in the third quarter of 2015 from the prior year level. That increase included an unfavorable foreign currency impact of 13.2%. On a constant currency basis, industrial sales increased 15.2% in the third quarter of 2015, with higher volume and product mix contributing 13.4% and pricing actions adding 1.8% to sales growth. The strong performance in this part of our business continued as we support the growth and geographic expansion of leading quick service restaurants and food manufacturers in this region. This higher sales volume, along with our CCI actions, is also driving greater profitability for this business.

In the Asia/Pacific region, industrial sales increased 4.2% in the third quarter of 2015, compared to the third quarter of 2014. That increase included an unfavorable foreign exchange rate impact of 7.7%. On a constant currency basis, sales increased 11.9% led by higher volume and product mix that increased sales by 9.4% and higher pricing that increased sales by 2.5%. In China, we are benefiting from further recovery in demand from quick service restaurants, while in Australia, our growth includes new product wins with quick service restaurants.

For the nine months ended August 31, 2015 as compared to the prior year, global industrial business sales increased 2.2%, which included an unfavorable foreign exchange rate impact of 5.0%. On a constant currency basis, global industrial business sales increased by 7.2% in the first nine months of 2015, due to higher volume and product mix of 3.3%, pricing actions that added 2.9% to sales, and our acquisition of Brand Aromatics early in the second quarter of 2015 that increased sales by 1.0%.

For the third quarter of 2015, operating income, excluding special charges, for the global industrial business increased by $1.7 million, or 4.9%, compared to the third quarter of 2014. On a constant currency basis, operating income, excluding special charges, for the global industrial business increased by 11.7% in the third quarter of 2015, compared to the corresponding period in 2014, with the favorable impact of higher sales and cost savings more than offsetting the unfavorable impact of higher material costs and employee benefit expense.

For the nine months ended August 31, 2015, operating income, excluding special charges, for the global industrial business increased by $8.2 million, or 7.9%, compared to the comparable period for 2014. On a constant currency basis, operating income, excluding special charges, for the global industrial business increased by 13.7% for the first nine months of 2015, compared to the corresponding period in 2014, due to the same factors noted for the third quarter of 2015.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2015	August 31, 2014	November 30, 2014
Notional value	$224.9	$210.5	$262.7
Unrealized net gain	3.9	0.8	3.5
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. In addition, we use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. As of August 31, 2015, we had a total of $200.0 million notional value of interest rate swap contracts outstanding, which represents an increase of $100.0 million over the interest rate swap contracts outstanding at November 30, 2014 and August 31, 2014. As disclosed in note 5 of the financial statements, we entered into $100 million of additional interest rate swap contracts during the nine months ended August 31, 2015 to hedge our interest rate risk associated with the anticipated issuance of fixed rate notes by December 2015. The fair value of our interest rate swaps was a net accumulated gain of $3.3 million as of August 31, 2015, compared to net accumulated gains of $7.4 million and $7.3 million as of November 30, 2014 and August 31, 2014, respectively. The change in fair values is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2015, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2014.

NON-GAAP FINANCIAL MEASURES

The table below includes financial measures of adjusted operating income, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Additionally, we recorded $3.4 million in cost of goods sold in our income statement for three and nine months ended August 31, 2015 which we classified as special charges. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman and Chief Executive Officer; President and Chief Operating Officer, and President Global Consumer; Executive Vice President and Chief Financial Officer; President Global Industrial, and President EMEA and Asia Pacific; President North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
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

	For the year ended November 30, 2014	For the three months ended August 31,		For the nine months ended August 31,		Estimated for the year ending November 30, 2015
		2015	2014	2015	2014
Operating income	$603.0	$138.7	$157.3	$336.2	$403.6

Impact of special charges included in cost of goods sold	—	3.4	—	3.4	—
Impact of other special charges (including non-cash impairment charge of $9.6 million for the three and nine months ended August 31, 2015)	5.2	11.7	2.3	59.1	2.3
Total special charges	5.2	15.1	2.3	62.5	2.3

Adjusted operating income	$608.2	$153.8	$159.6	$398.7	$405.9

Income from unconsolidated operations		$9.7	$8.8	$27.0	$20.1
Impact of special charges attributable to non-controlling interests (1)		(1.9)		(1.9)
Adjusted income from unconsolidated operations		$7.8	$8.8	$25.1	$20.1

Net income		$97.6	$122.9	$252.4	$289.9
Impact of total special charges above (2)		14.0	1.6	46.8	1.6
Impact of special charges attributable to non-controlling interests (1)		(1.9)	—	(1.9)	—
Adjusted net income		$109.7	$124.5	$297.3	$291.5

Earnings per share – diluted	$3.34	$0.76	$0.94	$1.95	$2.21	lower end of $3.11 to $3.18
Impact of total special charges above	0.03	0.11	0.01	0.36	0.01	0.37
Impact of special charges attributable to non-controlling interests	—	(0.02)	—	(0.01)	—	(0.01)
Adjusted earnings per share – diluted	$3.37	$0.85	$0.95	$2.30	$2.22	lower end of $3.47 to $3.54

(1) Represents the portion of the Kohinoor total special charge of $13.0 (see note 3) attributable to Kohinoor's 15% minority stakeholder.

(2) Total special charges of $15.1 and $62.5 for the three and nine months ended August 31, 2015 and $2.3 for the three and nine months ended August 31, 2014 are net of taxes of $1.1 and $15.7 and $0.7, respectively.

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

Constant currency growth rates follow:

	Three Months Ended August 31, 2015
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer business:
Americas	1.7%	(1.6)%	3.3%
EMEA	(0.7)%	(18.2)%	17.5%
Asia/Pacific	3.4%	(3.9)%	7.3%
Total Consumer	1.4%	(5.5)%	6.9%
Industrial business:
Americas	1.6%	(3.5)%	5.1%
EMEA	2.0%	(13.2)%	15.2%
Asia/Pacific	4.2%	(7.7)%	11.9%
Total Industrial	2.0%	(6.0)%	8.0%
Total net sales	1.6%	(5.7)%	7.3%

Adjusted operating income:
Consumer business	(6.2)%	(3.4)%	(2.8)%
Industrial business	4.9%	(6.8)%	11.7%
Total adjusted operating income	(3.6)%	(4.2)%	0.6%

	Nine Months Ended August 31, 2015
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer business:
Americas	2.0%	(1.3)%	3.3%
EMEA	(8.6)%	(16.2)%	7.6%
Asia/Pacific	5.2%	(3.0)%	8.2%
Total Consumer	(0.1)%	(5.1)%	5.0%
Industrial business:
Americas	2.4%	(2.8)%	5.2%
EMEA	0.6%	(11.5)%	12.1%
Asia/Pacific	3.9%	(6.1)%	10.0%
Total Industrial	2.2%	(5.0)%	7.2%
Total net sales	0.8%	(5.1)%	5.9%

Adjusted operating income:
Consumer business	(5.1)%	(3.8)%	(1.3)%
Industrial business	7.9%	(5.8)%	13.7%
Total adjusted operating income	(1.8)%	(4.4)%	2.6%

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

The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended August 31, 2015, August 31, 2014 and November 30, 2014 (dollars in millions):

	August 31, 2015	August 31, 2014	November 30, 2014
Net income	$400.4	$419.9	$437.9
Special charges and the loss on voluntary pension settlement (1)	63.5	42.6	5.2
Depreciation and amortization	103.3	107.3	102.7
Interest expense	51.9	49.2	49.7
Income tax expense	120.5	137.5	145.9
Adjusted EBITDA	$739.6	$756.5	$741.4

Total debt	$1,492.0	$1,367.7	$1,284.9

Total debt/Adjusted EBITDA	2.02	1.81	1.73

(1) Consists of:	August 31, 2015	August 31, 2014	November 30, 2014
Special charges included in cost of goods sold	$3.4	$—	$—
Other special charges (including non-cash impairment charge of $9.6 million for the twelve months ended August 31, 2015)	62.0	27.3	5.2
Special charges attributable to non-controlling interests	(1.9)	—	—
Loss on voluntary pension settlement	—	15.3	—
Total	$63.5	$42.6	$5.2

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2015	2014
	(in millions)
Net cash provided by operating activities	$316.6	$275.8
Net cash used in investing activities	(280.6)	(77.2)
Net cash provided by (used in) financing activities	13.3	(165.6)
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2015, cash flow from operations was $40.8 million higher than the same period of 2014. While net income for the first nine months of 2015 declined by $37.5 million from the prior year level, that decline was principally offset by (i) the non-cash impact of the $9.6 million brand name impairment charge included in special charges; and (ii) by the non-cash impact of the remaining $52.9 million of special charges ($37.2 million after tax), net of spending during the first nine months of 2015, that was reflected in changes in operating assets and liabilities. We have also experienced a higher level of collections of trade accounts receivable in the first nine months of 2015, as compared to the corresponding period of 2014, due, in part, to our participation in a vendor financing program by one of our large customers that accelerated our collection of amounts due from that customer. This was partially offset by a higher level of employee incentive payments made in first nine months of 2015 compared to the same period of 2014.
Investing Cash Flow – The increase in net cash used in investing activities of $203.4 million was principally due to $210.9 million of cash spending for our acquisitions of Brand Aromatics and Drogheria & Alimentari during the second quarter of 2015 and Stubb's during the third quarter of 2015. (See note 2 of the financial statements.) During the nine months ended August 31, 2015, we spent $70.0 million on capital expenditures, compared to $78.0 million for the same period last year. Capital expenditures for fiscal year 2015 are expected to be $130 million to $140 million.
Financing Cash Flow – The $178.9 million change in net cash provided by (used in) financing activities in the first nine months of 2015, when compared to the prior year level, is primarily due to a decrease in share repurchase activity coupled with a net increase in net short-term borrowings. In the first nine months of 2015, we had a net increase in short-term borrowings of $214.1 million compared to a net increase in short-term borrowings of $139.7 million for the same period last year.
The following table outlines the activity in our share repurchase program for the nine months ended August 31 (in millions):

	2015	2014
Number of shares of common stock repurchased	1.0	2.6
Dollar amount	$72.3	$178.4
As of August 31, 2015, $43 million remained of the $400 million share repurchase authorization that was authorized by the Board of Directors in April 2013. On March 25, 2015, the Board of Directors authorized an additional $600 million of share repurchases.
During the nine months ended August 31, 2015, we received proceeds of $26.1 million from exercised options compared to $19.2 million received in the first nine months of last year. We increased dividends paid to $153.7 million for the first nine months of 2015 compared to $144.7 million in the same period last year. Dividends paid in the first quarter of 2015 were declared on November 25, 2014.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended August 31, 2015, August 31, 2014 and November 30, 2014:

	August 31, 2015	August 31, 2014	November 30, 2014
Total debt/Adjusted EBITDA	2.02	1.81	1.73
Our ratio of total debt to adjusted EBITDA of 2.02 as of August 31, 2015 is higher than the ratios of 1.73 and 1.81 as of November 30, 2014 and August 31, 2014, respectively, reflecting an increase in total debt principally as a result of a higher level of short-term borrowings to assist in funding our acquisitions. (See note 2 of the financial statements.)
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2015, we temporarily used $130.0 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2014, we temporarily used $124.8 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2015 and August 31, 2014 were $548.3 million and $400.2 million, respectively. Total average debt outstanding for the nine months ended August 31, 2015 and August 31, 2014 was $1,553.3 million and $1,405.2 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2015, the exchange rates for the Euro, the Canadian dollar, Australian dollar, the British pound sterling and the Polish zloty were lower than at August 31, 2014 and at November 30, 2014.
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
In June 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility replaces our $600 million revolving credit facility which was due to expire in June 2016.
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
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to fund acquisitions, to pay interest, and to service debt. In order to meet these cash requirements, we intend to use our existing cash, cash equivalents, and internally generated funds, to borrow under our existing credit facilities or other short-term borrowing facilities, and to consider additional term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

As described in note 2 of the financial statements, we acquired Brand Aromatics, Drogheria & Alimentari and Stubb's during the nine months ended August 31, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2015 to June 30, 2015	CS – 0	$—	—	$646 million
	CSNV – 0	$—	—
July 1, 2015 to July 31, 2015	CS – 15,028	$79.13	15,028	$644 million
	CSNV – 0	$—	—
August 1, 2015 to August 31, 2015	CS – 13,985	$83.35	13,985	$643 million
	CSNV – 1,000	$83.91	1,000
Total	CS – 29,013	$81.17	29,013	$643 million
	CSNV – 1,000	$83.91	1,000
As of August 31, 2015, $43 million remained of a $400 million share repurchase authorization approved by the Board of Directors in April 2013. On March 25, 2015, the Board of Directors authorized a new share repurchase program to purchase up to an additional $600 million of the company's outstanding shares. There is no expiration date for either of our repurchase programs. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2015, we issued 301,463 shares of CSNV in exchange for shares of CS and issued 4,858 shares of CS in exchange for shares of CSNV.

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
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2015, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

October 5, 2015	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

October 5, 2015	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller