Form 10-K
period 2015-11-30
MCCORMICK & CO INC
filed 2016-01-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2015: $917,083,126
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2015: $9,100,723,454
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	11,741,812	December 31, 2015
Common Stock Non-Voting	115,366,241	December 31, 2015
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 30, 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.
Business Segments
We operate in two business segments, consumer and industrial. Demand for flavor is growing globally, and across both segments we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products to meet the increasing demand for certain product attributes such as organic, gluten-free and non-GMO (genetically modified organisms) and that extend from premium to value-priced.

Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our industrial segment. Historically, the consumer segment contributes approximately 60% of sales and 80% of operating income, and the industrial segment contributes approximately 40% of sales and 20% of operating income.
For financial information about our business segments, please refer to “Management’s Discussion and Analysis–Results of Operations” and note 16 of the financial statements.
For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the financial statements.
Consumer Segment. From locations around the world, our brands reach consumers in more than 140 countries and territories. Our leading brands in the Americas include McCormick®, Lawry’s®, Stubb's® and Club House®. We also market authentic regional and ethnic brands such as Zatarain’s®, Thai Kitchen® and Simply Asia®. In Europe, the Middle East and Africa (EMEA) our major brands include the Ducros®, Schwartz®, Kamis® and Drogheria & Alimentari® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific region, we market products under the McCormick and DaQiao® brands in China. In Australia, we market our spices and seasonings under the McCormick brand and our dessert products under the Aeroplane® brand. In India, our majority-owned joint venture trades under the Kohinoor® brand.
Our customers span a variety of retailers that include grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Approximately half of our consumer segment is spices, herbs and seasonings. For these products, we are a category leader in our primary markets. There are a number of competitors in the spices, herbs and seasoning category, many with less than 3% share of sales.
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
Industrial Segment. In our industrial segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied both directly and indirectly through distributors. Among food manufacturers and foodservice customers, many of our relationships have been active for decades. Our range of products remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems and compound flavors. In addition to a broad range of flavor solutions, we strive to achieve customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
Our industrial segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a narrower range of flavor solutions than McCormick.
Raw Materials
The most significant raw materials used in our business are pepper, dairy products, capsicums (red peppers and paprika), rice, onion, wheat flour and garlic. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the U.S. and locally, for many of our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement program.
Customers
Our products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers through a variety of retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under a variety of brands. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food manufacturers and the foodservice industry supplied both directly and indirectly through distributors.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2015, 11% of consolidated sales in 2014 and 12% of consolidated sales in 2013. Sales to one of our industrial segment customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2015, 2014 and 2013. In 2015, 2014 and 2013 the top three customers in our industrial segment represented between 53% and 54% of our global industrial sales.
The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” “Kamis,” “Drogheria & Alimentari,” "DaQiao" and “Kohinoor” trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
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
We also own various patents, none of which are individually material to our business.
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
Research and Development
Many of our products are prepared from confidential formulas developed by our research laboratories and product development teams, and, in some cases, customer proprietary formulas. Expenditures for research and development were $60.8 million in 2015, $62.0 million in 2014, and $61.3 million in 2013. The amount spent on customer-sponsored research activities is not material.

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
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in fiscal year 2015, and there are no material expenditures planned for such purposes in fiscal year 2016.
Employees
We had approximately 10,000 full-time employees worldwide as of November 30, 2015. Our operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 1,700 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations
For information on the net sales and long-lived assets of McCormick by geographic area, see note 16 of the financial statements.
Foreign Operations
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, restrictions on investments, royalties and dividends. In fiscal year 2015, 43% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by us, the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities and our expectations regarding purchasing shares of our common stock under the existing authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased use of private label or other competitive products; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, the threat of data breaches and cyber attacks; volatility in our effective tax rate; climate change; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described herein under Part I, Item 1A "Risk Factors."
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

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves risks, including the risks described below. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition, or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.
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
We continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. From time to time, our customers evaluate their mix of product offerings, and consumers have the option to purchase private label or other competitive products instead of our branded products. If a significant portion of our branded business was switched to private label or competitive products, it could have a material negative impact on our consumer segment.
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
The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, import alerts and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged, and certain of our raw materials could be blocked from entering the country if they were subject to import alerts. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products could cause injury or illness, or that any of our products are mislabeled or fail to meet applicable legal requirements (even if the allegation is untrue). A product recall, import alert or an adverse result in any such litigation, or negative perceptions regarding food products and ingredients, could result in our having to pay fines or damages, incur additional costs or cause customers and consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, any of which could have a negative effect on our business or financial results and, depending upon the significance of the affected product, that negative effect could be material to our business or financial results. Negative publicity about these concerns, whether or not valid, may discourage customers and consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our business, financial condition or results of operations.
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, and their response to those changes could impact our business. Our industrial segment may be impacted if the reputation or perception of the customers of our industrial segment declines. These factors and others could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 22% of our consolidated sales in 2015. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are pepper, dairy products, capsicums (red peppers and paprika), rice, onion, wheat flour and garlic. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
We operate our business and market our products internationally. In fiscal year 2015, 43% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
We had total outstanding short-term borrowings of $140 million at an average interest rate of approximately 2.2% on November 30, 2015. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position or operating results.
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

Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. There is concern that greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity or practices, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. In addition, such climate change may result in modifications to the eating preferences of the ultimate consumers of certain of our products, which may also unfavorably impact our sales and profitability.

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

During the last three years, we implemented changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. As a result of such fixed cost reductions and process simplifications or improvements, we may, from time to time, transfer production from one manufacturing facility to another or eliminate certain manufacturing, selling and administrative positions. These actions may result in a deterioration of employee relations at the impacted locations or elsewhere in McCormick.

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
The following is a list of our principal manufacturing properties, all of which are owned except for the facilities in Commerce, California, Lakewood, New Jersey, Melbourne, Australia, Florence, Italy and a portion of the facility in Littleborough, England, which are leased. The manufacturing facilities that we own in Guangzhou, Shanghai and Wuhan, China and the manufacturing facility that we own in Dubai, United Arab Emirates (under construction) are each located on land subject to long-term leases:
United States:
Hunt Valley, Maryland–consumer and industrial
(3 principal plants)
Gretna, Louisiana–consumer and industrial
South Bend, Indiana–industrial and consumer
Atlanta, Georgia–industrial
Commerce, California–consumer
Irving, Texas–industrial
Lakewood, New Jersey–industrial
Canada:
London, Ontario–consumer and industrial
Mexico:
Cuautitlan de Romero Rubio–industrial
United Kingdom:
Haddenham, England–industrial and consumer
Littleborough, England–industrial
France:
Carpentras–consumer and industrial
Monteux–consumer and industrial
Poland:
Stefanowo–consumer
Italy:
Florence–consumer
United Arab Emirates:
Dubai–industrial (under construction)
China:
Guangzhou–consumer and industrial
Shanghai–consumer and industrial
Wuhan–consumer
Australia:
Melbourne–consumer and industrial
India:
New Delhi–consumer

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have disclosed in note 18 of the financial statements the information relating to the market price and dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2015 was $86.37 per share for the Common Stock and $85.56 per share for the Common Stock Non-Voting.
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 31, 2015 was as follows:

Title of class	Approximate number of record holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	9,700
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be Purchased Under the Plans or Programs
September 1, 2015 to September 30, 2015	CS-0 CSNV-0	- -	- -	$643 million
October 1, 2015 to October 31, 2015	CS-0 CSNV-756,055	- $82.75	- 756,055	$581 million
November 1, 2015 to November 30, 2015	CS-0 CSNV-130,000	- $84.04	- 130,000	$570 million
Total	CS-0 CSNV-886,055	- $82.94	- 886,055	$570 million
As of November 30, 2015, approximately $570 million remained of a $600 million share repurchase authorization approved by the Board of Directors in March 2015. During the fourth quarter of 2015, the remainder of the $400 million share repurchase authorization approved by the Board of Directors in April 2013 was utilized in the purchase of the company's outstanding shares. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2015, we issued 831,871 shares of CSNV in exchange for shares of CS and issued 14,643 shares of CS in exchange for shares of CSNV.
ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2015	2014	2013	2012	2011
For the Year
Net sales	$4,296.3	$4,243.2	$4,123.4	$4,014.2	$3,697.6
Percent increase	1.3%	2.9%	2.7%	8.6%	10.8%
Operating income	548.4	603.0	550.5	578.3	540.3
Income from unconsolidated operations	36.7	29.4	23.2	21.5	25.4
Net income	401.6	437.9	389.0	407.8	374.2
Per Common Share
Earnings per share–basic	$3.14	$3.37	$2.94	$3.07	$2.82
Earnings per share–diluted	3.11	3.34	2.91	3.04	2.79
Common dividends declared	1.63	1.51	1.39	1.27	1.15
Closing price, non-voting shares–end of year	85.92	74.33	69.00	64.56	48.70
Book value per share	13.25	14.10	14.85	12.83	12.17
At Year-End
Total assets	$4,507.8	$4,414.3	$4,449.7	$4,165.4	$4,087.8
Current debt	343.0	270.8	214.1	392.6	222.4
Long-term debt	1,052.7	1,014.1	1,019.0	779.2	1,029.7
Shareholders’ equity	1,686.9	1,809.4	1,947.7	1,700.2	1,618.5
Other Financial Measures
Percentage of net sales
Gross profit	40.4%	40.8%	40.4%	40.3%	41.2%
Operating income	12.8%	14.2%	13.4%	14.4%	14.6%
Capital expenditures	$128.4	$132.7	$99.9	$110.3	$96.7
Depreciation and amortization	105.9	102.7	106.0	102.8	98.3
Common share repurchases	145.8	244.3	177.4	132.2	89.3
Average shares outstanding
Basic	128.0	129.9	132.1	132.7	132.7
Diluted	129.2	131.0	133.6	134.3	134.3
The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2015, 2014 and 2013, we recorded special charges related to the completion of organization and streamlining actions for our businesses in EMEA, North America and Australia. In addition, for 2015, we recorded special charges related to the discontinuance of bulk-packaged and broken basmati rice product lines for our business in India. Lastly, in 2013, we recognized a loss on a voluntary pension settlement in the U.S. The net impact of these items is reflected in the following table:

(millions except per share data)	2015	2014	2013	2012	2011
Operating income	$(65.5)	$(5.2)	$(40.3)	—	—
Net income	(47.9)	(3.7)	(29.2)	—	—
Earnings per share–diluted	(0.37)	(0.03)	(0.22)	—	—

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
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and industrial, as described in Item 1 of this report.
Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect to grow sales with similar contributions from: 1) our base business–driven by brand marketing support, customer intimacy and category growth; 2) product innovation; and 3) acquisitions. We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization as well as savings from the organization and streamlining actions described in note 3 to our financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
Our business generates strong cash flow, and we have a balanced use of cash. We are using our cash to fund shareholder dividends, with annual increases in each of the past 30 years, and to fund capital expenditures, acquisitions and share repurchases. Each year, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
In 2015, we continued to grow our business, although sales and earnings were unfavorably impacted by the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange, as compared to 2014. Net sales rose 1% over the 2014 level, as a result of the following factors:

•
We grew volume and product mix, with similar increases in both our consumer and industrial segments. This added 4% of sales growth. The increases were driven by product innovation, brand marketing and expanded distribution including new retail channels and new geographic regions.

•	Three acquisitions were completed in 2015, adding 1% of the increase in net sales.

•	Pricing actions to offset a mid-single digit increase in material cost inflation added 1% of the increase in net sales.

•	These increases were offset by unfavorable currency rates. This impact reduced the net sales growth rate by 5%.
Operating income was $548.4 million in 2015 and $603.0 million in 2014. Excluding special charges, adjusted operating income rose to $613.9 million from $608.2 million in 2014 or an increase of 1%. As with net sales, unfavorable currency exchange lowered this growth rate, with an impact of 4%. For further details and a reconciliation of non-GAAP to reported amounts, see Non-GAAP Financial Measures. Excluding this impact, the increase in adjusted operating income compared to the prior year would have been 5%. This was below our long-term objective due in part to higher material costs and higher employee benefit expense in 2015 as compared to the prior year, as well as an increase in brand marketing. Diluted earnings per share was $3.11 in 2015 and $3.34 in 2014. Excluding the effect of the aforementioned special charges, adjusted diluted earnings per share was $3.48 in 2015, an increase of 3% over adjusted diluted earnings per share of $3.37 in 2014. This growth rate reflected the increase in adjusted operating income, higher income from unconsolidated operations and the impact of our share repurchases. The unfavorable currency exchange rates had an adverse impact on the increase in adjusted operating income as previously described, as well as on income from unconsolidated operations.
McCormick continues to generate strong cash flow. Net cash provided by operating activities reached $590.0 million in 2015, an increase from $503.6 million in 2014. We continued to have a balanced use of cash for capital expenditures, acquisitions and the return of cash to shareholders through dividends and share repurchases. In 2015, that return of cash to our shareholders was $350.7 million.

RESULTS OF OPERATIONS—2015 COMPARED TO 2014

	2015	2014
Net sales	$4,296.3	$4,243.2
Percent growth	1.3%	2.9%
Components of percent growth in net sales - increase (decrease):
Volume and product mix	3.9%	(0.2)%
Pricing actions	1.1%	1.9%
Acquisitions	1.4%	1.8%
Foreign exchange	(5.1)%	(0.6)%

Sales for the fiscal year 2015 increased by 1.3% from 2014 and included a 5.1% unfavorable impact from foreign currency exchange rates. On a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures), our sales increased 6.4% over 2014, with growth in both the consumer and industrial segments. Higher volume and product mix added 3.9% to sales, driven by product innovation, brand marketing and expanded distribution including new retail channels and new geographic regions. Pricing actions, taken in response to increased raw material and packaging costs, added 1.1% to sales. The incremental impact of the three acquisitions completed in 2015–Brand Aromatics, Drogheria & Alimentari (D&A) and Stubb’s–added 1.4% to sales.

In 2016, we expect to grow sales on a constant currency basis by 4% to 6% from 2015, driven by further increases in volume and product mix, pricing actions to offset a projected increase in material costs and incremental sales from the acquisitions completed during 2015. We expect this range to be reduced as a result of unfavorable foreign exchange rates.

	2015	2014
Gross profit	$1,737.3	$1,730.2
Gross profit margin	40.4%	40.8%
In 2015, gross profit was comparable to 2014. Gross profit margin declined 40 basis points from the 2014 level to 40.4%. This decrease in gross profit margin was mainly due to the impact of a mid-single digit increase in material costs, partially offset by cost savings and pricing actions. In 2015, CCI cost savings, as well as savings from the organization and streamlining actions described in note 3 to our financial statements, totaled $98 million, of which $66 million lowered cost of goods sold. Lower gross profit from our Kohinoor business in India also impacted gross profit margin in 2015, and, as a result, toward the end of 2015 we decided to discontinue the lower margin bulk-packaged and broken rice product lines of our Kohinoor business. In 2016, we expect our pricing actions and cost savings to more than offset an estimated low single-digit increase in raw material and packaging costs.

	2015	2014
Selling, general & administrative expense (SG&A)	$1,127.4	$1,122.0
Percent of net sales	26.2%	26.5%
Selling, general and administrative expenses were $1,127.4 million in 2015 compared to $1,122.0 million in 2014, an increase of $5.4 million. SG&A as a percentage of net sales was 26.2%, a 30 basis point reduction from 2014. Driving this reduction in SG&A as a percentage of net sales were cost savings from CCI and from the organization and streamlining actions described in note 3 to our financial statements, as well as the benefit of higher sales, partly offset by higher benefits expense and a $14 million increase in our brand marketing from the 2014 level to $240.6 million in 2015. In connection with our acquisitions of Brand Aromatics, D&A and Stubb’s, we incurred $3.6 million of transaction costs, which were included in SG&A.

	2015	2014
Special charges included in cost of goods sold	$4.0	$—
Other special charges in the income statement (including a non-cash brand impairment charge of $9.6 million in 2015)	61.5	5.2
Special charges	$65.5	$5.2

We are evaluating and implementing changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness. Special charges of $65.5 million were recorded in 2015 and $5.2 million in 2014 to enable us to implement these changes. Of the $65.5 million of special charges recorded in 2015, $4.0 million were recorded in cost of goods sold. Of the $65.5 million, $29.2 million related to employee severance and related costs associated with our North American effectiveness initiative, and $24.4 million related to our EMEA reorganization initiated earlier in 2015. An additional $14.2 million related to our Kohinoor consumer business in India. Partially offsetting these charges was a credit of $2.3 million for the 2015 reversal of reserves previously accrued as part of special charges in 2014 and 2013. See note 3 of the financial statements for more details on these charges and our basis for classifying amounts as special charges.

In 2014, we recorded special charges of $2.1 million related to actions undertaken with respect to the EMEA reorganization announced in late 2013, $1.3 million related to the realignment of certain manufacturing activities in the U.S. industrial business, $1.1 million related to the elimination of certain administrative positions in the U.S. consumer and industrial businesses, and $0.7 million related to the elimination of certain administrative and manufacturing positions in the Australian consumer business.

	2015	2014
Interest expense	$53.3	$49.7
Other income, net	1.1	1.1
Interest expense for 2015 was higher than the prior year, primarily due to higher average borrowings.

	2015	2014
Income from consolidated operations before income taxes	$496.2	$554.4
Income taxes	131.3	145.9
Effective tax rate	26.5%	26.3%
The effective tax rate increased 20 basis points to 26.5% in 2015, from 26.3% in 2014, primarily as a result of the following factors. Net discrete tax benefits increased by $8.3 million, from $10.8 million in 2014 to $19.1 million in 2015. Both 2015 and 2014 included reversals of reserves for unrecognized tax benefits, net of additional taxes provided, for various income tax audit settlements and the expiration of statutes of limitation in several tax jurisdictions. In addition, 2015 included a net discrete tax benefit for (i) the reversal of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred tax assets, and (ii) a prior year adjustment for the 2014 research tax credit related to legislation enacted in 2015, offset by (iii) a discrete tax detriment for the revaluation of deferred tax assets in the U.K. resulting from legislation enacted in 2015 which reduced the U.K. statutory tax rate in future periods. The increase in net discrete tax benefits in 2015, as compared to 2014, was more than offset by an unfavorable mix of earnings in 2015. That unfavorable mix of earnings in 2015, as compared to the prior year, resulted from the higher percentage of U.S. pre-tax earnings in 2015 that are taxed at a federal statutory rate of 35% as well as an increase in non-U.S. losses in jurisdictions where income tax benefits could not be recognized as it is more likely than not that the resultant deferred tax assets will not be realized. See note 12 of the financial statements for a reconciliation of the U.S. federal tax rate with the effective tax rate.
We expect an effective tax rate in 2016 of approximately 28%.

	2015	2014
Income from unconsolidated operations	$36.7	$29.4
Income from unconsolidated operations rose $7.3 million in 2015 from the prior year, which was a 24.8% increase, despite the impact of unfavorable currency exchange rates. This increase is attributable to our largest joint venture,

McCormick de Mexico, which achieved higher sales and an increase in gross margin percentage. In 2015, our 50% interest in the McCormick de Mexico joint venture represented 60% of the sales and 89% of the income of our unconsolidated operations. We own 50% of most of our other unconsolidated joint ventures.
In 2016, we expect income from unconsolidated operations to be comparable to 2015, mainly due to the unfavorable impact of foreign currency rates and material costs on McCormick de Mexico.
We reported diluted earnings per share of $3.11 in 2015, compared to $3.34 in 2014. The table below outlines the major components of the change in diluted earnings per share from 2014 to 2015. The increase in adjusted operating income and increase in income from unconsolidated operations in the table below reflect a significant impact from unfavorable currency exchange rates in 2015.

2014 Earnings per share—diluted	$3.34
Impact of increase in special charges	(0.34)
Impact of lower shares outstanding	0.05
Increase in income from unconsolidated operations	0.04
Increase in adjusted operating income	0.03
Impact of change in effective income tax rate, excluding taxes on special charges	0.01
Higher interest expense	(0.02)
2015 Earnings per share—diluted	$3.11

We measure segment performance based on operating income excluding special charges as these activities are managed separately from the business segments.
Consumer Segment

	2015	2014
Net sales	$2,635.2	$2,625.5
Percent growth	0.4%	3.4%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	3.8%	(1.1)%
Pricing actions	0.1%	2.0%
Acquisitions	1.4%	2.9%
Foreign exchange	(4.9)%	(0.4)%

Operating income, excluding special charges	$456.1	$474.3
Operating income margin, excluding special charges	17.3%	18.1%

Sales of our consumer segment increased by 0.4%, which included a 4.9% unfavorable impact from foreign currency exchange rates, as compared to 2014. On a constant currency basis, consumer sales increased by 5.3% in 2015, due to higher volume and product mix that added 3.8% to sales and higher pricing related to material cost changes that added 0.1% to sales. Our acquisitions of D&A and Stubb’s, during the second and third quarters, respectively, added 1.4% to sales in 2015.
In the Americas, consumer sales rose 1.8% in 2015 as compared to 2014. That increase included a 1.4% unfavorable impact from foreign currency exchange rates. On a constant currency basis, Americas consumer sales increased by 3.2%, which included 2.4% from higher volume and product mix and 0.5% from higher pricing. Higher volume and product mix was led by U.S. sales growth in spices and seasonings and recipe mixes. This is an improvement over the 2014 sales results and is being driven by product innovation, brand marketing, particularly in digital, and working with retailers on in-store product assortment, pricing and promotion. The acquisition of Stubb’s, which closed in August 2015, added 0.3% to sales in 2015.
In the EMEA region, consumer sales decreased 5.0% as compared to 2014. However, that decrease included an unfavorable impact of 15.3% from foreign currency exchange rates. On a constant currency basis, EMEA consumer sales increased by 10.3%, which included 4.7% from higher volume and product mix and 0.3% from higher pricing. The acquisition of D&A, which closed in May 2015, added 5.3% to sales in 2015. Our core business growth in the EMEA region was led by Poland, France and Russia and driven by our higher brand marketing, new product innovation and expanded distribution.

In the Asia/Pacific region, consumer sales increased 2.6% as compared to 2014. That increase included an unfavorable impact of 4.0% from foreign currency exchange rates. On a constant currency basis, Asia/Pacific consumer sales increased by 6.6%, which included 8.3% from higher volume and product mix, partly offset by a 1.7% reduction from pricing. In 2015, constant currency sales in both China and Australia increased at a double-digit rate due in part to expanded distribution, while sales in India declined due in part to the discontinuation of lower-margin bulk-packaged and broken rice product lines, as well as lower pricing on basmati rice.
Operating income, excluding special charges, for our consumer segment decreased $18.2 million, or 3.8%, compared to 2014. On a constant currency basis, operating income for 2015, excluding special charges, decreased 0.4%, with the favorable impact of sales growth and cost savings, offset by the unfavorable impact of higher material costs, increased employee benefit expense and a 4% increase in brand marketing. The decrease in operating income led to lower operating income margin. Excluding the impact of special charges, the consumer segment operating income margin was 17.3% in 2015 and 18.1% in 2014.

Industrial Segment

	2015	2014
Net sales	$1,661.1	$1,617.7
Percent growth	2.7%	2.0%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	4.3%	0.9%
Pricing actions	2.6%	1.8%
Acquisitions	1.3%	—%
Foreign exchange	(5.5)%	(0.7)%

Operating income, excluding special charges	$157.8	$133.9
Operating income margin, excluding special charges	9.5%	8.3%

Sales of our industrial segment increased by 2.7%, which included a 5.5% unfavorable impact from foreign currency exchange rates, as compared to 2014. On a constant currency basis, industrial sales increased by 8.2% in 2015, due to higher volume and product mix that added 4.3% to sales and higher pricing related to material cost changes that added 2.6% to sales. Our acquisition of Brand Aromatics in the second quarter added 1.3% to sales in 2015.
In the Americas, industrial sales rose 3.2% in 2015 as compared to 2014. That increase included a 3.2% unfavorable impact from foreign currency exchange rates. On a constant currency basis, Americas industrial sales increased by 6.4%, which included 1.3% from higher volume and product mix and 3.1% from higher pricing. Higher volume and product mix was led by sales of snack seasonings in both the U.S. and Mexico, as well as branded food service products in the U.S. The acquisition of Brand Aromatics, which closed in March 2015, added 2.0% to industrial sales in the Americas in 2015.
In the EMEA region, industrial sales increased 0.8% as compared to 2014. That increase included an unfavorable impact of 11.8% from foreign currency exchange rates. On a constant currency basis, EMEA industrial sales increased by 12.6%, which included 10.4% from higher volume and product mix and 2.2% from higher pricing. The strong sales performance reflected our support for the growth and geographic expansion of leading quick service restaurants and food manufacturers in this region.
In the Asia/Pacific region, industrial sales increased 2.9% as compared to 2014. That increase included an unfavorable impact of 7.3% from foreign currency exchange rates. On a constant currency basis, Asia/Pacific industrial sales increased by 10.2%, which included 9.9% from higher volume and product mix and 0.3% from pricing. In 2015, we increased sales to quick service restaurant customers in China and other markets across this region.
Operating income, excluding special charges, for our industrial segment increased $23.9 million, or 17.8%, compared to 2014. On a constant currency basis, operating income for 2015, excluding special charges, increased 24.5% above 2014, with the favorable impact of sales growth and cost savings more than offsetting the unfavorable impact of higher material costs and increased employee benefit expense. The significant increase in operating income led to higher operating income margin. Excluding the impact of special charges, the industrial segment operating income margin was 9.5% in 2015 and 8.3% in 2014. This also reflects a shift in the business mix to more value-added products, including the acquisition of Brand Aromatics.

RESULTS OF OPERATIONS—2014 COMPARED TO 2013

	2014	2013
Net sales	$4,243.2	$4,123.4
Percent growth	2.9%	2.7%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	(0.2)%	0.1%
Pricing actions	1.9%	1.5%
Acquisitions	1.8%	1.5%
Foreign exchange	(0.6)%	(0.4)%
Sales for the fiscal year 2014 increased by 2.9% from 2013 and included a 0.6% unfavorable impact from foreign currency exchange rates. On a constant currency basis, our sales increased 3.5% over 2013, with growth in both the consumer and industrial segments. Pricing actions, taken in response to increased raw material and packaging costs, added 1.9% to sales. The incremental impact of the Wuhan Asia Pacific Condiments (WAPC) acquisition, completed in mid-2013, accounted for a 1.8% increase to sales, while volume and product mix in the base business reduced sales 0.2%.

	2014	2013
Gross profit	$1,730.2	$1,665.8
Gross profit margin	40.8%	40.4%
In 2014, gross profit increased 3.9% while gross profit margin rose 40 basis points over the 2013 level to 40.8%. We offset a low single-digit increase in raw material and packaging costs with our pricing actions and CCI cost savings. In 2014, CCI cost savings totaled $65 million, of which $54 million lowered cost of goods sold.

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
Beginning in 2013, we evaluated and implemented changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness. Special charges of $5.2 million, principally related to employee severance and related benefits, were recorded in 2014 to enable us to implement these changes. For 2013, we recorded $25.0 million of special charges, with $15.9 million related to employee severance, $6.4 million for asset write-downs and $2.7 million for other exit costs. See note 3 of the financial statements for additional information.

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
Income from unconsolidated operations rose $6.2 million in 2014 compared to 2013, which was a 26.7% increase. This increase was attributable to our largest joint venture, McCormick de Mexico, which benefited in 2014 from its transition to a more efficient manufacturing facility and from lower commodity costs.
In 2014, our 50% interest in the McCormick de Mexico joint venture represented 64% of the sales and 91% of the net income of our unconsolidated joint ventures.
We reported diluted earnings per share of $3.34 in 2014, compared to $2.91 in 2013. The following table outlines the major components of the change in diluted earnings per share from 2013 to 2014:

2013 Earnings per share—diluted	$2.91
Impact of special charge and loss on voluntary pension settlement	0.19
Increase in adjusted operating income	0.09
Impact of lower shares outstanding	0.07
Increase in income from unconsolidated operations	0.04
Decrease in effective income tax rate	0.02
Lower interest expense	0.02
2014 Earnings per share—diluted	$3.34

We measure segment performance based on operating income excluding special charges and the 2013 loss on voluntary pension settlement as these activities are managed separately from the business segments.

Consumer Segment

	2014	2013
Net sales	$2,625.5	$2,538.0
Percent growth	3.4%	5.1%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	(1.1)%	1.0%
Pricing actions	2.0%	1.7%
Acquisitions	2.9%	2.5%
Foreign exchange	(0.4)%	(0.1)%

Operating income, excluding special charges and 2013 loss on voluntary pension settlement	$474.3	$472.3
Operating income margin, excluding special charges and 2013 loss on voluntary pension settlement	18.1%	18.6%
Sales of our consumer segment increased by 3.4%, which included a 0.4% unfavorable impact from foreign currency exchange rates, as compared to 2013. On a constant currency basis, consumer sales increased by 3.8% in 2014, which included a 2.9% increase due to the mid-2013 acquisition of WAPC and a 2.0% increase due to higher pricing, offset in part by a 1.1% decline in volume and product mix in 2014 from 2013.
In the Americas, consumer segment sales declined 0.7% in 2014 as compared to 2013. That decline included a 0.7% unfavorable impact from foreign currency exchange rates. On a constant currency basis, consumer sales in the Americas approximated the prior year level as higher pricing added 1.6% to sales while a decline in volume and product mix reduced sales 1.6%. In the latter part of 2013, our sales growth was hampered as smaller competitors gained category share. This competitive activity persisted in 2014. Throughout 2014, we had actions underway to regain momentum with this part of our business that included additional brand marketing support, accelerated innovation and working with our retail customers to optimize their spices and seasonings and their recipe mix categories while simultaneously increasing sales of our products to these customers. We made progress and gained category share in 2014 in recipe mixes, driven in part by new grilling products, gluten-free products and liquid skillet sauces. In 2014, our category share of spices and seasonings had a further decline.
In EMEA, consumer sales increased 3.3% in 2014 over the 2013 level, with 1.5% added by favorable foreign currency exchange rates. On a constant currency basis, consumer sales in EMEA increased by 1.8%, as pricing increased sales by 2.0% while volume and product mix declined slightly, reducing sales by 0.2%. While we had success with new product introductions, increased brand marketing and distribution gains, economic conditions across the region remained challenging. In this region, higher brand marketing support was devoted to building awareness and trial of new products, as well as digital marketing.
In 2014, as compared to 2013, consumer sales in the Asia/Pacific region rose 31.2%, which included unfavorable foreign currency exchange rates that lowered sales 3.2%. On a constant currency basis, consumer sales in the Asia/Pacific region increased by 34.4%. Our mid-2013 acquisition of WAPC added 28.2% to net sales, pricing actions added 4.0%, and base business volume and product mix added 2.2%. We achieved a double-digit increase in our base business volume and product mix in China. However, crop shortages of basmati rice led to another year of steep increases in cost and pricing of basmati rice in India during 2014, and a subsequent decline in our sales volume as consumers turned toward lower cost rice varieties.
Operating income, excluding special charges and the 2013 loss on voluntary pension settlement for our consumer segment rose 0.4% to $474.3 million from $472.3 million in 2013. On a constant currency basis, operating income, excluding special charges and the 2013 loss on voluntary pension settlement, for our consumer segment increased 1.1% in 2014 over the prior year level. Higher sales and CCI cost savings contributed to this profit growth, but were partly offset by higher material costs and a $16.8 million increase in brand marketing support. Operating income margin, excluding the impact of special charges and the 2013 loss on voluntary pension settlement, was 18.1% in 2014 compared to 18.6% in 2013. This reduction was due, in part, to the higher brand marketing support and the mix of business across regions, as sales in international markets grew at a faster rate than in the U.S., where our profit margin is higher due to larger scale and less complexity.

Industrial Segment

	2014	2013
Net sales	$1,617.7	$1,585.4
Percent change - increase (decrease)	2.0%	(0.8)%
Components of percent change in net sales – increase (decrease):
Volume and product mix	0.9%	(1.2)%
Pricing actions	1.8%	1.2%
Foreign exchange	(0.7)%	(0.8)%

Operating income, excluding special charges and 2013 loss on voluntary pension settlement	$133.9	$118.5
Operating income margin, excluding special charges and 2013 loss on voluntary pension settlement	8.3%	7.5%
Sales of our industrial segment increased by 2.0%, which included a 0.7% unfavorable impact from foreign currency exchange rates, as compared to 2013. On a constant currency basis, industrial sales increased by 2.7% in 2014, as pricing actions taken to offset the impact of higher material costs added 1.8% and volume and product mix added 0.9%. The growth in volume and product mix was led by sales of snack seasonings in the Americas and sales to quick service restaurants in our EMEA region.
In the Americas, industrial sales rose 0.4%, which included a 0.9% unfavorable impact from foreign currency exchange rates. On a constant currency basis, industrial sales in the Americas rose by 1.3% over 2013, as pricing added 1.0% and volume and product mix added 0.3%. Innovation and category growth drove increased sales of seasonings for snack products and we also grew sales of branded foodservice items in 2014. However, demand from quick service restaurants was weak in the U.S. in 2014.
In EMEA, we grew industrial sales 9.3%, which included a 1.1% favorable impact from foreign currency exchange rates. On a constant currency basis, industrial sales in EMEA increased by 8.2% over the prior year, with a 5.0% increase from pricing actions and a 3.2% increase in volume and product mix. Demand from quick service restaurants remained robust, and we met this demand with products that we supply from our facilities in the U.K., Turkey and South Africa.
In the Asia/Pacific region, industrial sales declined by 0.5% from the 2013 level. That decline included a 2.4% unfavorable impact from foreign currency exchange rates. On a constant currency basis, industrial sales in the Asia/Pacific region rose by 1.9% in 2014, as pricing actions added 1.0% and higher volume and product mix added 0.9%. Sales to quick service restaurants in China were adversely impacted by consumer concerns regarding quality issues from a supplier of protein in 2014 and regarding avian flu in 2013.
Operating income, excluding special charges and the 2013 loss on voluntary pension settlement for our industrial segment, was $133.9 million in 2014, compared to $118.5 million in 2013. On a constant currency basis, operating income, excluding special charges and the 2013 loss on voluntary pension settlement, for our industrial segment increased 13.4% in 2014, as compared to the prior year. The increase from higher sales, the benefit of CCI cost savings and a more favorable mix of business, was partly offset by increased material costs and a $2.0 million increase in marketing support for branded foodservice items. Industrial segment operating income margin, excluding the impact of special charges and the 2013 loss on voluntary pension settlement, was 8.3% in 2014 compared to 7.5% in 2013.

NON-GAAP FINANCIAL MEASURES
The tables below include financial measures of adjusted operating income, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges in 2015, 2014 and 2013, and loss on voluntary pension settlement in 2013. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Additionally, we recorded $4.0 million in cost of goods sold in our income statement for the twelve months ended November 30, 2015 which we classified as special charges. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman and Chief Executive Officer; President and Chief Operating Officer; Executive Vice President and Chief Financial Officer; President Global Industrial Segment and McCormick International; President Global Consumer Segment and North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
We believe these non-GAAP financial measures are important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
Special charges of $65.5 million were recorded in 2015 to enable us to implement changes to our organization structure in order to reduce fixed costs, simplify or improve processes, and improve our competitiveness. Of the $65.5 million of special charges recorded in 2015, $29.2 million related to our North American effectiveness initiative, $24.4 million related to streamlining actions in our Europe, Middle East and Africa (EMEA) region, and $14.2 million related to our Kohinoor business in India. Partially offsetting these charges was a reduction of $2.3 million associated with the 2015 reversal of reserves previously accrued as part of actions undertaken in 2013 and 2014.
In 2014 we recorded special charges of $5.2 million. Of the $5.2 million of special charges recorded in 2014, $2.1 million related to actions undertaken with respect to the EMEA reorganization announced in 2013, $1.3 million related to the realignment of manufacturing activities in the U.S. industrial business, and $1.1 million and $0.7 million related to the elimination of administrative and/or manufacturing positions in the consumer and industrial businesses in the U.S. and Australia, respectively.
In 2013, we recorded $25.0 million of special charges related to reorganization activities in the EMEA region and $15.3 million of loss on voluntary pension settlement related to our U.S. pension plan for a lump sum distribution to former employees in exchange for their deferred vested pension plan benefits.
We are treating these special charges and loss on voluntary pension settlement as adjustments to our operating income, income from unconsolidated operations, net income and diluted earnings per share. We are providing non-GAAP results that exclude the impact of these special charges and loss on voluntary pension settlement as it allows for a better comparison of 2015 financial results to 2014 and 2013. See notes 3 and 10 of the financial statements for additional information on the special charges and the loss on voluntary pension settlement, respectively.
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

	2015	2014	2013
Operating income	$548.4	$603.0	$550.5
Impact of loss on voluntary pension settlement	—	—	15.3
Impact of special charges included in cost of goods sold	4.0	—	—
Impact of other special charges (including non-cash brand impairment charges of $9.6 million in 2015 and $6.4 million in 2013 and a non-cash fixed asset impairment charge of $1.1 million in 2015)	61.5	5.2	25.0
Total special charges and 2013 loss on voluntary pension settlement	65.5	5.2	40.3
Adjusted operating income	$613.9	$608.2	$590.8
% increase versus prior year	0.9%	2.9%	2.2%
Income from unconsolidated operations	$36.7	$29.4	$23.2
Impact of special charges attributable to non-controlling interests (1)	(2.0)	—	—
Adjusted income from unconsolidated operations	$34.7	$29.4	$23.2
% increase versus prior year	18.0%	26.7%	7.9%
Net income	$401.6	$437.9	$389.0
Impact of total special charges and 2013 loss on voluntary pension settlement (2)	49.9	3.7	29.2
Impact of special charges attributable to non-controlling interests (1)	(2.0)	—	—
Adjusted net income	$449.5	$441.6	$418.2
% increase versus prior year	1.8%	5.6%	2.6%
Earnings per share—diluted	$3.11	$3.34	$2.91
Impact of total special charges and 2013 loss on voluntary pension settlement	0.38	0.03	0.22
Impact of special charges attributable to non-controlling interests	(0.01)	—	—
Adjusted earnings per share—diluted	$3.48	$3.37	$3.13
% increase versus prior year	3.3%	7.7%	3.0%
(1) Represents the portion of the Kohinoor total special charge of $14.2 million attributable to Kohinoor's 15% minority stakeholder.
(2) Total special charges of $65.5 million for 2015 and $5.2 million for 2014 are net of taxes of $15.6 million and $1.5 million, respectively. Total special charges and loss on voluntary pension settlement for 2013 of $40.3 million are net of taxes of $11.1 million.

Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present constant currency net sales and operating income growth as follows: (1) to present constant currency net sales and operating income growth for 2015, net sales and operating income for the year ended November 30, 2015 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for the year ended November 30, 2014 and compared to the reported results for the year ended November 30, 2014; and (2) to present constant currency net sales and operating income growth for 2014, net sales and operating income for the year ended November 30, 2014 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for year ended November 30, 2013 and compared to the reported results for the year ended November 30, 2013.

	For the year ended November 30, 2015
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	1.8%	(1.4)%	3.2%
EMEA	(5.0)%	(15.3)%	10.3%
Asia/Pacific	2.6%	(4.0)%	6.6%
Total Consumer	0.4%	(4.9)%	5.3%
Industrial segment:
Americas	3.2%	(3.2)%	6.4%
EMEA	0.8%	(11.8)%	12.6%
Asia/Pacific	2.9%	(7.3)%	10.2%
Total Industrial	2.7%	(5.5)%	8.2%
Total net sales	1.3%	(5.1)%	6.4%

Adjusted operating income:
Consumer segment	(3.8)%	(3.4)%	(0.4)%
Industrial segment	17.8%	(6.7)%	24.5%
Total adjusted operating income	0.9%	(4.2)%	5.1%

	For the year ended November 30, 2014
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	(0.7)%	(0.7)%	—
EMEA	3.3%	1.5%	1.8%
Asia/Pacific	31.2%	(3.2)%	34.4%
Total Consumer	3.4%	(0.4)%	3.8%
Industrial segment:
Americas	0.4%	(0.9)%	1.3%
EMEA	9.3%	1.1%	8.2%
Asia/Pacific	(0.5)%	(2.4)%	1.9%
Total Industrial	2.0%	(0.7)%	2.7%
Total net sales	2.9%	(0.6)%	3.5%

Adjusted operating income:
Consumer segment	0.4%	(0.7)%	1.1%
Industrial segment	13.0%	(0.4)%	13.4%
Total adjusted operating income	3.0%	(0.5)%	3.5%

In addition to the above non-GAAP measures, we use total debt to adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) as a measure of leverage. We define adjusted EBITDA as net income plus expenses of interest, income taxes, depreciation and amortization, special charges and loss on voluntary pension settlement. Adjusted EBITDA and the ratio of total debt to adjusted EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to adjusted EBITDA is 1.5 to 1.8. Our total debt to adjusted EBITDA can be temporarily impacted by our acquisition activity. We believe that total debt to adjusted EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to adjusted EBITDA.

The following table reconciles our adjusted EBITDA to our net income:

	2015	2014	2013
Net income	$401.6	$437.9	$389.0
Special charges and, for 2013, loss on voluntary pension settlement	65.5	5.2	40.3
Special charges attributable to non-controlling interests	(2.0)	—	—
Depreciation and amortization	105.9	102.7	106.0
Interest expense	53.3	49.7	53.3
Income tax expense	131.3	145.9	133.6
Adjusted EBITDA	$755.6	$741.4	$722.2

Total debt	$1,395.7	$1,284.9	$1,233.1

Total debt/adjusted EBITDA	1.85	1.73	1.71

LIQUIDITY AND FINANCIAL CONDITION

	2015	2014	2013
Net cash provided by operating activities	$590.0	$503.6	$465.2
Net cash used in investing activities	(338.9)	(131.6)	(239.7)
Net cash used in financing activities	(199.6)	(348.9)	(245.9)
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, increase our dividend, fund capital projects and make share repurchases when appropriate. In 2016, we expect to continue our share repurchase activity and fund all or a portion of possible future acquisitions with cash flow from operations.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2015, the exchange rate for substantially all foreign currencies, including the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar and Chinese renminbi were lower versus the U.S. dollar than at November 30, 2014.
Operating Cash Flow – Operating cash flow was $590.0 million in 2015, $503.6 million in 2014 and $465.2 million in 2013. The variability in cash flow from operations in 2015 compared to 2014 and 2013 is primarily attributable to improvements in the three main components of working capital. The change in accounts payable was a source of cash in 2015, compared to a use of cash in 2014 and a modest source of cash in 2013. The change in accounts receivable was also a source of cash in 2015, but a use of cash in 2014 and 2013. The change in inventory also had an impact on the variability in cash flow from operations, as it was a less significant use of cash in 2015 when compared to 2014 and 2013. Dividends received from unconsolidated affiliates were higher in 2015 when compared to 2014 and 2013 as well as in 2014 when compared to 2013, contributing to the increased cash flow from operations in 2015 and 2014. Higher adjusted net income, in 2015 compared to 2014 and in 2014 compared to 2013, contributed $7.9 million and $23.4 million to net cash flow from operating activities in 2015 and 2014, respectively.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2015	2014	2013
Cash Conversion Cycle	90.2	91.4	84.8
The decrease in CCC in 2015 from 2014 is mainly due to a decrease in our days sales outstanding resulting from new contractual terms with a strategic customer. The increase in CCC in 2014 from 2013 is mainly due to an increase in our days in inventory as a result of increased strategic raw material inventory.
Investing Cash Flow – Net cash used in investing activities was $338.9 million in 2015, $131.6 million in 2014 and $239.7 million in 2013. The variability between years is principally a result of cash usage related to our acquisitions of businesses, which amounted to $210.9 million in 2015 and $142.3 million in 2013. We did not make any acquisitions in 2014. See note 2 of the financial statements for further details related to the 2015 and 2013 acquisitions. Capital expenditures were $128.4 million in 2015, $132.7 million in 2014 and $99.9 million in 2013. We expect 2016 capital expenditures to range between $150 million and $160 million.
Financing Cash Flow – Net cash used in financing activities was $199.6 million in 2015, $348.9 million in 2014 and $245.9 million in 2013. The variability between years is principally a result of share repurchase and dividend activity, described below, and of changes in our net borrowing activity. In 2015, 2014 and 2013, our net borrowing activity provided cash of $118.0 million, $56.1 million and $66.7 million, respectively. In 2015, we received net cash proceeds of $246.5 million from our issuance of $250 million of 3.25% notes due 2025. The net proceeds from this offering were used to pay down short-term borrowings and for general corporate purposes. In December 2015, proceeds from short-term borrowings were used to pay off $200 million of 5.20% notes that matured in December 2015. In 2013, we received net cash proceeds of $246.2 million from our issuance of $250 million of 3.50% notes due 2023. We used these net proceeds, together with cash on hand, to repay $250 million of maturing 5.25% notes and $1.4 million of other long-term debt, and we increased our net short-term borrowings by $71.9 million in 2013.
The following table outlines the activity in our share repurchase programs:

	2015	2014	2013
Number of shares of common stock	1.9	3.6	2.7
Dollar amount	$145.8	$244.3	$177.4
As of November 30, 2015, $570 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in March 2015. During the fourth quarter of 2015, we completed a previous $400 million share repurchase program that had been authorized in April 2013.
The common stock issued in 2015, 2014 and 2013 relates to our stock compensation plans.
Our dividend history over the past three years is as follows:

	2015	2014	2013
Total dividends paid	$204.9	$192.4	$179.9
Dividends paid per share	1.60	1.48	1.36
Percentage increase per share	8.1%	8.8%	9.7%
In November 2015, the Board of Directors approved a 7.5% increase in the quarterly dividend from $0.40 to $0.43 per share.

	2015	2014	2013
Total debt/adjusted EBITDA	1.85	1.73	1.71

The increase in our total debt to adjusted EBITDA from 2014 to 2015 is mainly due to higher long-term debt borrowings in 2015 to fund our acquisitions of Brand Aromatics, D&A and Stubb’s. Excluding the impact of special charges, adjusted EBITDA for 2015 was $755.6 million and the ratio of total debt to adjusted EBITDA was 1.85. The increase in our total debt to adjusted EBITDA from 2013 to 2014 is mainly due to higher short-term borrowings to fund strategic purchases of inventory.

Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At November 30, 2015, we temporarily used $171.7 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2015 and 2014 were $546.0 million and $423.7 million, respectively. The total average debt outstanding for the years ended November 30, 2015 and 2014 was $1,571.9 million and $1,428.7 million, respectively.

During the year ended November 30, 2015, we entered into a total of $100 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of fixed rate notes in November 2015. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $1.2 million simultaneous with the issuance of the notes at an all-in effective fixed rate of 3.45% on the full $250 million of debt. The loss on these agreements is deferred in accumulated other comprehensive income and will be amortized to increase interest expense over the life of the notes. Hedge ineffectiveness of these agreements is not material.
In November 2015, we entered into an interest rate swap contract for a notional amount of $100 million to receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. We designated these swaps, which expire in November 2025, as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025 that we issued in November 2015. Any unrealized gain or loss on these swaps will be offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness of these agreements is not material.

In November 2012 and in April and August 2013, we entered into a total of $175 million of forward-starting interest rate swap and Treasury rate lock agreements to manage our interest rate risk associated with the anticipated issuance of fixed rate notes in August 2013. We cash settled all of these agreements, which were designated as cash flow hedges, for a gain of $9.0 million simultaneous with the issuance of the notes at an all-in effective fixed rate of 3.30% on the full $250 million of debt. The gain on these agreements is deferred in accumulated other comprehensive income and will be amortized to reduce interest expense over the life of the notes. Hedge ineffectiveness of these agreements is not material.

See notes 6 and 7 of the financial statements for further details of these transactions.

Credit and Capital Markets – The following summarizes the more significant impacts of credit and capital markets on our business:

CREDIT FACILITIES – Cash flows from operating activities are our primary source of liquidity for funding growth, share repurchases, dividends and capital expenditures. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements.

In June 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility replaces our $600 million revolving credit facility which was due to expire in June 2016. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $154.0 million as of November 30, 2015 that will expire in 2016. We engage in regular communication with all of the banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See also note 6 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $15.7 million in 2015, $16.8 million in 2014 and $42.7 million in 2013. It is expected that the 2016 total pension plan contributions will be approximately $16 million primarily for international plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 64% of assets are invested in equities, 26% in fixed income investments and 10% in other investments. Assets in the rabbi trust are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 50% in equities and 50% in fixed income investments. See also note 10 of the financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.

In 2015, we made the following acquisitions:

•
We purchased 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expands the breadth of value-added products in our industrial segment. The purchase price for Brand Aromatics was $62.4 million, net of post-closing adjustments and was financed with a combination of cash and short-term borrowings. Brand Aromatics has been included in our industrial segment since its acquisition.

•
We purchased 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. D&A has been included in our consumer segment since its acquisition.

•
We purchased 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer segment. The purchase price for Stubb's was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. Stubb's has been included in our consumer segment since its acquisition.

See note 2 of the financial statements for further details regarding these acquisitions.

PERFORMANCE GRAPH—SHAREHOLDER RETURN
The following line graph compares the yearly change in McCormick’s cumulative total shareholder return (stock price appreciation plus reinvestment of dividends) on McCormick’s Non-Voting Common Stock with (1) the cumulative total return of the Standard & Poor’s 500 Stock Price Index, assuming reinvestment of dividends, and (2) the cumulative total return of the Standard & Poor’s Packaged Foods & Meats Index, assuming reinvestment of dividends.

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
During 2015, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in France, the U.K., Poland, Canada and Australia. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.

The following table summarizes the foreign currency exchange contracts held at November 30, 2015. All contracts are valued in U.S. dollars using year-end 2015 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2015

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$11.0	1.11	$0.4
British pound sterling	U.S. dollar	32.0	1.54	0.7
Canadian dollar	U.S. dollar	31.0	0.78	1.1
Australian dollar	U.S. dollar	3.1	0.74	0.1
Polish zloty	U.S. dollar	13.8	3.86	0.6
U.S. dollar	Canadian dollar	75.7	0.75	0.1
U.S. dollar	Euro	12.7	1.06	(0.1)
U.S. dollar	British pound sterling	51.1	1.51	(0.2)
U.S. dollar	Mexican peso	6.0	16.45	0.1
British pound sterling	Euro	13.3	0.72	(0.3)
We have a number of smaller contracts at November 30, 2015 with an aggregate notional value of $14.8 million to purchase or sell other currencies, such as the Swiss franc and the Thai baht. The aggregate fair value of these contracts was $0.2 million at November 30, 2015.
Included in the table are $140.1 million notional value of contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. Remaining contracts have durations of one to 12 months.
At November 30, 2014, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Polish zloty with a notional value of $262.7 million, all of which matured in 2015. The aggregate fair value of these contracts was $3.5 million at November 30, 2014.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2015. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEAR OF MATURITY AT NOVEMBER 30, 2015

	2016	2017	2018	2019	Thereafter	Total	Fair value
Debt
Fixed rate	$200.7	$0.5	$250.5	$0.5	$806.4	$1,258.6	$1,321.9
Average interest rate	5.20%	7.53%	5.75%	7.68%	3.86%	—	—
Variable rate	$139.8	$0.3	$0.4	$0.4	$2.4	$143.3	$143.3
Average interest rate	2.22%	9.23%	9.23%	9.23%	9.23%	—	—
The table above displays the debt by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects. The fixed interest rate on $100 million of the 5.20% notes due in December 2015 was effectively converted to a variable rate by interest rate swaps through 2015. Net interest payments were based on 3 month LIBOR minus 0.05% during this period. We issued $250 million of 5.75% notes due in December 2017 in December 2007. Forward treasury lock agreements of $150 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 6.25%. We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements of $200 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 4.01%. We issued $250 million of 3.50% notes due in 2023 in August 2013. Forward treasury lock agreements of $175 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 3.30%. We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements of $100 million were settled upon the issuance of these notes and effectively fixed the interest rate on the full $250 million of notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in December 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3 month LIBOR plus 1.22% during this period.
Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2015, our most significant raw materials were pepper, dairy products, capsicums (red peppers and paprika), rice, onion, wheat flour and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
Credit Risk – The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We feel that the allowance for doubtful accounts properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2015:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$139.5	$139.5	—	—	—
Long-term debt	1,262.4	201.0	$251.7	$1.6	$808.1
Operating leases	94.3	22.5	31.6	18.3	21.9
Interest payments	291.1	48.7	84.3	62.5	95.6
Contingent consideration liability(a)	27.1	—	27.1	—	—
Raw material purchase obligations(b)	415.2	415.2	—	—	—
Other purchase obligations(c)	16.3	12.7	3.6	—	—
Total contractual cash obligations	$2,245.9	$839.6	$398.3	$82.4	$925.6

(a)
The contingent consideration liability outstanding as of November 30, 2015 represents the estimated fair value of a contractual earn out provision associated with our acquisition of D&A. As more fully described in note 2 of the financial statements, the D&A purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. Changes in the fair value of this liability, including any increase or decrease to our estimate of the ultimate payout, determined under the contractual provisions, and accretion of interest on the discounted liability, will occur prior to the ultimate payment in 2018.

(b)	Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(c)	Other purchase obligations primarily consist of advertising media commitments and electricity contracts.
Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.5	$0.5	—	—	—
Standby letters of credit	8.6	8.6	—	—	—
Total commercial commitments	$9.1	$9.1	—	—	—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2015 and 2014.
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
Customer Contracts
In several of our major geographic markets, the consumer segment sells our products by entering into annual or multi-year customer contracts. These contracts include provisions for items such as sales discounts, marketing allowances and performance incentives. These items are recognized based on certain estimated criteria such as sales volume of indirect customers, customers reaching anticipated volume thresholds and marketing spending. We routinely review these criteria and make adjustments as facts and circumstances change.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2015, we had $1,759.3 million of goodwill recorded in our balance sheet ($1,587.7 million in the consumer segment and $171.6 million in the industrial segment). Our testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a relief-from-royalty method or discounted cash flow model and then compare that to the carrying amount of the indefinite-lived intangible asset.

In the third quarter of 2015, we recorded special charges related to initiatives to improve the profitability of our Kohinoor consumer business in India. This action principally relates to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines and other ancillary activities to enable the business to focus on both its existing consumer-packaged basmati rice product lines and the launch of consumer-packaged herbs and spices under the Kohinoor brand name.

In light of the anticipated sales reduction associated with Kohinoor's discontinuance of its bulk-packaged and broken basmati rice product lines, only partially offset by the launch of consumer-packaged herbs and spices, we determined that an impairment of the Kohinoor brand name had occurred. Using a relief from royalty method (and a discount rate reflective of the risk associated with the launch of consumer-packaged herbs and spices), a level 3 fair value measurement, we recorded a non-cash impairment charge of $9.6 million to write down the carrying value of our Kohinoor brand name to its estimated fair value of $8.3 million. See note 3 of our financial statements for additional information on this impairment charge.

As of November 30, 2015, we had $281.2 million of brand name assets and trademarks recorded in our balance sheet and none of the balances exceed their calculated fair values. Excluding the Kohinoor brand name that was written down to its estimated fair value in the third quarter of 2015 and the brand names associated with Brand Aromatics, Drogheria & Alimentari and Stubb's that were recorded at fair value upon acquisition in fiscal 2015, the percentage excess of calculated fair value over book value of our major brand names and trademarks ranges from a low of 40% to a high of over 90%.
Below is a table which outlines the book value of our major brand names and trademarks as of November 30, 2015:

Zatarain’s	$106.4
Lawry’s	48.0
Kamis	31.2
DaQiao/ChuShiLe	27.3
Simply Asia/Thai Kitchen	18.4
Stubb's (a)	13.3
Drogheria & Alimentari (a)	12.1
Kohinoor	8.3
Brand Aromatics	4.2
Other	12.0
Total	$281.2
(a) Book values for the Stubb's and Drogheria & Alimentari brand names as of November 30, 2015 are based on preliminary valuations and will be adjusted upon finalization of those valuations in 2016.
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
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2016 pension and postretirement benefit expense by approximately $16 million. A 1% increase or decrease in the expected return on plan assets would impact 2016 pension expense by approximately $8 million.

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments a participant may receive over their lifetime and therefore the amount of expense we will recognize.
During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals and mortality information from the Social Security Administration through 2009. The updated mortality tables released by the Society of Actuaries in 2014 reflected improved trends in longevity and would, therefore, have had the effect of increasing the estimate of benefits to be received by plan participants. During 2015, the Society of Actuaries released a series of updated mortality tables that reflected updated Social Security Administration data from 2010 and 2011 and that reflected smaller improvements in longevity than its 2014 mortality tables.

In determining the most appropriate mortality assumptions for our U.S. defined benefit pension and other postretirement benefit plans at November 30, 2014, we considered the updated mortality tables issued by the Society of Actuaries in 2014, coupled with other mortality information available from the Social Security Administration (including the 2010 and 2011 data previously referenced) and from our consulting actuaries that we believe is more closely aligned with our industry and participant mix to develop assumptions that we believe are most representative of the various characteristics of our participant populations. Our use of these updated mortality assumptions during 2014 increased the benefit obligation for our U.S. defined benefit pension and other postretirement benefit plans by approximately $18 million at November 30, 2014 and increased related pension and other postretirement benefit expense by approximately $2 million in 2015. Based on our evaluation as of November 30, 2015, in conjunction with advice from our consulting actuaries, we determined that no further change was required to our mortality assumptions in 2015, other than the following refinement with respect to our U.S. other postretirement benefit plan. In determining the most appropriate mortality assumptions for our U.S. other postretirement benefit plan at November 30, 2015, we modified those mortality assumptions to reflect a headcount-weighted version of such assumptions that we believe is most representative of the characteristics of our other postretirement benefits population. The effect of this modification decreased the benefit obligation for our U.S. other postretirement benefit plan by approximately $1.7 million and will have an immaterial effect on our related 2016 expense.

We will continue to evaluate the appropriateness of mortality and other assumptions used in the measurement of our pension and other postretirement benefit obligations. In addition, see note 10 of the financial statements for a discussion of these assumptions and the effects on the financial statements.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2015.
Our internal control over financial reporting as of November 30, 2015 has been audited by Ernst & Young LLP.

Alan D. Wilson

Chairman & Chief Executive Officer

Gordon M. Stetz, Jr.

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2015 and 2014, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2015 and our report dated January 28, 2016 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2015 and 2014, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2016 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 28, 2016

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2015	2014	2013
Net sales	$4,296.3	$4,243.2	$4,123.4
Cost of goods sold	2,559.0	2,513.0	2,457.6
Gross profit	1,737.3	1,730.2	1,665.8
Selling, general and administrative expense	1,127.4	1,122.0	1,075.0
Special charges	61.5	5.2	25.0
Loss on voluntary pension settlement	—	—	15.3
Operating income	548.4	603.0	550.5
Interest expense	53.3	49.7	53.3
Other income, net	1.1	1.1	2.2
Income from consolidated operations before income taxes	496.2	554.4	499.4
Income taxes	131.3	145.9	133.6
Net income from consolidated operations	364.9	408.5	365.8
Income from unconsolidated operations	36.7	29.4	23.2
Net income	$401.6	$437.9	$389.0
Earnings per share–basic	$3.14	$3.37	$2.94
Earnings per share–diluted	$3.11	$3.34	$2.91
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2015	2014	2013
Net income	$401.6	$437.9	$389.0
Net income attributable to non-controlling interest	0.5	2.5	1.3
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	27.4	(89.0)	235.6
Currency translation adjustments	(239.8)	(134.1)	(3.5)
Change in derivative financial instruments	(3.4)	5.7	11.8
Deferred taxes	(5.3)	31.2	(87.1)
Total other comprehensive income (loss)	(221.1)	(186.2)	156.8

Comprehensive income	$181.0	$254.2	$547.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2015	2014
Assets
Cash and cash equivalents	$112.6	$77.3
Trade accounts receivable, less allowances of $8.0 for 2015 and $4.0 for 2014	455.2	493.6
Inventories	710.8	713.8
Prepaid expenses and other current assets	127.9	131.5
Total current assets	1,406.5	1,416.2
Property, plant and equipment, net	618.4	602.7
Goodwill	1,759.3	1,722.2
Intangible assets, net	372.1	330.8
Investments and other assets	351.5	342.4
Total assets	$4,507.8	$4,414.3
Liabilities
Short-term borrowings	$139.5	$269.6
Current portion of long-term debt	203.5	1.2
Trade accounts payable	411.9	372.1
Other accrued liabilities	485.3	479.1
Total current liabilities	1,240.2	1,122.0
Long-term debt	1,052.7	1,014.1
Other long-term liabilities	528.0	468.8
Total liabilities	2,820.9	2,604.9
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2015–11.7 shares, 2014–12.0 shares	384.5	367.2
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2015–115.6 shares, 2014–116.4 shares	655.1	628.4
Retained earnings	1,036.7	982.6
Accumulated other comprehensive loss	(406.1)	(186.0)
Non-controlling interests	16.7	17.2
Total shareholders’ equity	1,686.9	1,809.4
Total liabilities and shareholders’ equity	$4,507.8	$4,414.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2015	2014	2013
Operating activities
Net income	$401.6	$437.9	$389.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.9	102.7	106.0
Stock-based compensation	18.7	18.2	18.7
Brand name impairment included in special charges	9.6	—	6.4
Special charges	22.8	5.2	18.6
Loss on voluntary pension settlement	—	—	15.3
Loss on sale of assets	0.6	1.3	0.3
Deferred income taxes	1.0	6.1	(15.3)
Income from unconsolidated operations	(36.7)	(29.4)	(23.2)
Changes in operating assets and liabilities:
Trade accounts receivable	15.6	(16.4)	(29.2)
Inventories	(18.0)	(54.4)	(59.9)
Trade accounts payable	40.4	(6.7)	12.1
Other assets and liabilities	(2.4)	23.3	21.8
Dividends received from unconsolidated affiliates	30.9	15.8	4.6
Net cash provided by operating activities	590.0	503.6	465.2
Investing activities
Acquisitions of businesses	(210.9)	—	(142.3)
Capital expenditures	(128.4)	(132.7)	(99.9)
Proceeds from sale of property, plant and equipment	0.4	1.1	2.5
Net cash used in investing activities	(338.9)	(131.6)	(239.7)
Financing activities
Short-term borrowings, net	(127.4)	57.7	71.9
Long-term debt borrowings	247.0	—	246.2
Long-term debt repayments	(1.6)	(1.6)	(251.4)
Proceeds from exercised stock options	33.1	31.7	44.7
Common stock acquired by purchase	(145.8)	(244.3)	(177.4)
Dividends paid	(204.9)	(192.4)	(179.9)
Net cash used in financing activities	(199.6)	(348.9)	(245.9)
Effect of exchange rate changes on cash and cash equivalents	(16.2)	(8.8)	4.4
Increase (decrease) in cash and cash equivalents	35.3	14.3	(16.0)
Cash and cash equivalents at beginning of year	77.3	63.0	79.0
Cash and cash equivalents at end of year	$112.6	$77.3	$63.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2012	12.4	120.1	$908.2	$934.6	$(159.9)	$17.3	$1,700.2

Net income			—	389.0	—	—	389.0
Net income attributable to non-controlling interest			—	—	—	1.3	1.3
Other comprehensive income (loss), net of tax			—	—	159.6	(2.8)	156.8

Dividends			—	(183.3)	—	—	(183.3)
Dividends attributable to non-controlling interest			—	—	—	(0.6)	(0.6)
Stock-based compensation			18.7	—	—	—	18.7
Shares purchased and retired	(0.3)	(2.5)	(19.5)	(169.9)	—	—	(189.4)
Shares issued, including tax benefit of $12.6	1.1	0.3	55.0	—	—	—	55.0
Equal exchange	(1.1)	1.1	—	—	—	—	—
Balance, November 30, 2013	12.1	119.0	$962.4	$970.4	$(0.3)	$15.2	$1,947.7

Net income			—	437.9	—	—	437.9
Net income attributable to non-controlling interest			—	—	—	2.5	2.5
Other comprehensive income (loss), net of tax			—	—	(185.7)	(0.5)	(186.2)

Dividends			—	(195.2)	—	—	(195.2)
Stock-based compensation			18.2	—	—	—	18.2
Shares purchased and retired	(0.2)	(3.5)	(25.3)	(230.5)	—	—	(255.8)
Shares issued, including tax benefit of $9.0	0.8	0.2	40.3	—	—	—	40.3
Equal exchange	(0.7)	0.7	—	—	—	—	—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2014	12.0	116.4	$995.6	$982.6	$(186.0)	$17.2	$1,809.4

Net income			—	401.6	—	—	401.6
Net income attributable to non-controlling interest			—	—	—	0.5	0.5
Other comprehensive income (loss), net of tax			—	—	(220.1)	(1.0)	(221.1)

Dividends			—	(208.2)	—	—	(208.2)
Stock-based compensation			18.7	—	—	—	18.7
Shares purchased and retired	(0.2)	(1.8)	(16.2)	(139.3)	—	—	(155.5)
Shares issued, including tax benefit of $5.5	0.8	0.1	41.5	—	—	—	41.5
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, November 30, 2015	11.7	115.6	$1,039.6	$1,036.7	$(406.1)	$16.7	$1,686.9
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
Reclassifications
Certain prior years’ amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 2015.
Foreign Currency Translation
For majority-owned or controlled subsidiaries and affiliates, if located outside of the U.S., with functional currencies other than the U.S. dollar, asset and liability accounts are translated at the rates of exchange at the balance sheet date and the resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these majority-owned or controlled subsidiaries and affiliates — that is, transactions denominated in other than the functional currency — are included in net earnings.

Our unconsolidated affiliates located outside the U.S. generally use their local currencies as their functional currencies. The asset and liability accounts of those unconsolidated affiliates are translated at the rates of exchange at the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income (loss) of those affiliates. Income and expense items of those affiliates are translated at average monthly rates of exchange. We record our ownership share of the net assets and accumulated other comprehensive income (loss) of our unconsolidated affiliates in our consolidated balance sheet on the lines entitled “Investments and other assets” and “Accumulated other comprehensive income (loss),” respectively. We record our ownership share of the net income of our unconsolidated affiliates in our consolidated statement of income on the line entitled “Income from unconsolidated operations”.
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
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $9.4 million of software development costs during the year ended November 30, 2015, $11.7 million during the year ended November 30, 2014 and $16.7 million during the year ended November 30, 2013.

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
Revenue Recognition
We recognize revenue when we have an agreement with the customer — upon either shipment or delivery, depending upon contractual terms — and when the sales price is fixed or determinable and collectability is reasonably assured. We reduce revenue for estimated product returns, allowances and price discounts based on historical experience and contractual terms.
Trade allowances, consisting primarily of customer pricing allowances and rebates, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Revenue is recorded net of trade allowances.
Trade accounts receivable are amounts billed and currently due from customers. We have an allowance for doubtful accounts to reduce our receivables to their net realizable value. We estimate the allowance for doubtful accounts based on the aging of our receivables and our history of collections.
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $95.8 million, $100.3 million and $96.9 million for 2015, 2014 and 2013, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $60.8 million, $62.0 million and $61.3 million for 2015, 2014 and 2013, respectively.

Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $240.6 million, $226.6 million and $207.8 million for 2015, 2014 and 2013, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation on assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertisement are expensed as incurred. Advertising expense was $106.8 million, $100.4 million and $85.0 million for 2015, 2014 and 2013, respectively.
Employee Benefit and Retirement Plans
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. and contribute to government-sponsored retirement plans in locations outside the U.S. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees.
We recognize the overfunded or underfunded status of our defined benefit pension plans as an asset or a liability in the balance sheet, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur.
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
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740). This guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. It will be effective for the first quarter of our fiscal year ending November 30, 2018, and early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. It will be effective for the first quarter of our fiscal year ending November 30, 2017, and early adoption is permitted for not yet issued financial statements. We are unable to determine the impact from adoption of this new accounting pronouncement on our results of operations as that impact is dependent upon the materiality of any acquisitions that we may make in the period prior to adoption. However, measurement-period adjustments for our acquisitions over the past several years have not been material.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11 Simplifying the Measurement of Inventory (Topic 330). This guidance is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. It will be effective for the first quarter of our fiscal year ending November 30, 2018, and early adoption is permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In May 2015, the FASB issued Accounting Standards Update No. 2015-07 Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). This guidance is intended to eliminate the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized. The proposed amendments would remove those investments from the fair value hierarchy for which fair values are measured using the net asset value per share practical expedient. The proposed amendments will be applied retrospectively for all periods presented, which requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in our financial statements upon adoption. This guidance will be effective for the first quarter of our fiscal year ending November 30, 2018, and early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Simplifying the Presentation of Debt Issuance Costs. This guidance eliminates the current requirement to recognize debt issuance costs as a deferred charge (that is, an asset) by replacing the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. It will be effective for the first quarter of our fiscal year ending November 30, 2017 and early adoption is permitted for not yet issued financial statements. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted for all entities, but not before the original effective date for public business entities (i.e., annual reporting periods beginning after December 15, 2016 or our fiscal year ending November 30, 2018). We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

2.  ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.

On March 9, 2015, we acquired 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expands the breadth of value-added products in our industrial segment. The purchase price for Brand Aromatics was $62.4 million, net of post-closing adjustments and was financed with a combination of cash and short-term borrowings. At the time of acquisition, annual sales of Brand Aromatics were approximately $30 million. As of November 30, 2015, we completed the final valuation of the Brand Aromatics acquisition, which resulted in $5.2 million allocated to tangible net assets, $4.2 million allocated to a brand name indefinite lived intangible asset, $18.7 million allocated to definite lived intangible assets with a weighted average life of 11.9 years, and $34.3 million allocated to goodwill. Goodwill related to the Brand Aromatics acquisition, which will be deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging the customer intimacy and value-added flavor solutions we provide to our industrial customers to Brand Aromatics’ relationships with industrial customers of their stocks, marinades and other savory flavors, as well as from expected synergies from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The completion of the final valuation did not result in material changes to our consolidated income statement or our consolidated balance sheet from our preliminary purchase price allocation. Brand Aromatics has been included in our industrial segment since its acquisition.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, at the time of acquisition, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017, payable in fiscal 2018, and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. As of the acquisition date, a preliminary valuation of the acquired net assets of D&A resulted in $6.3 million allocated to tangible net assets, $12.6 million allocated to indefinite lived brand assets, $11.7 million allocated to definite lived intangible assets with a weighted-average life of 9.7 years and $46.1 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other intangible assets which we used to initially value the D&A acquisition. We expect to finalize the determination of the fair value of the acquired net assets of D&A during early 2016. D&A has been included in our consumer segment since its acquisition.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer segment. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. As of the acquisition date, a preliminary valuation of the acquired net assets of Stubb's resulted in $5.4 million allocated to tangible assets acquired (less $12.4 million allocated to liabilities assumed), $13.3 million allocated to indefinite lived brand asset, $12.5 million allocated to definite lived intangible assets with a weighted-average life of 14.3 years and $80.6 million allocated to goodwill. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from customers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Stubb's acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Stubb's during the first half of 2016. Stubb's has been included in our consumer segment since its acquisition.

On May 31, 2013, we completed the purchase of the assets of Wuhan Asia-Pacific Condiments Co. Ltd. (WAPC), a privately held company based in China, for $144.8 million, which included $142.3 million of cash paid, net of closing adjustments, and the assumption of $2.5 million of liabilities. The acquisition was financed with a combination of cash and debt. WAPC manufactures and markets DaQiao and ChuShiLe brand bouillon products, which have a leading position in the central region of China. WAPC has been included in our consumer segment from the date of acquisition. At the time of acquisition, annual sales of WAPC were approximately $122 million. During 2014, we completed the final valuation of the assets of WAPC which resulted in $26.9 million allocated to tangible net assets, $46.1 million allocated to other intangible assets and $71.8 million allocated to goodwill. The completion of the final valuation did not result in material changes to our consolidated income statement or our consolidated balance sheet from our preliminary purchase price allocation. Goodwill related to the WAPC acquisition is not deductible for tax purposes.

During the years ended November 30, 2015 and 2013, we recorded $3.6 million and $4.3 million, respectively, in transaction-related expenses associated with the above acquisitions in selling, general and administrative expenses in our consolidated income statement.

Since the dates of each acquisition in 2015, Brand Aromatics, D&A and Stubb's added $21.3 million, $32.3 million and $5.6 million, respectively, to our sales in the year ended November 30, 2015. Due to financing, acquisition and integration costs, the aggregate operating income contribution of Brand Aromatics, D&A and Stubb's was not significant to our overall results for 2015. Proforma financial information for our 2015 acquisitions has not been presented because the financial impact is not material.
3.  SPECIAL CHARGES

We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.

The following is a summary of special charges recognized in the years ended November 30, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Special charges included in cost of goods sold	$4.0	—	—
Other special charges in the income statement (including non-cash brand impairment charges of $9.6 million in 2015 and $6.4 million in 2013 and a non-cash fixed asset impairment charge of $1.1 million in 2015)	61.5	$5.2	$25.0
Total special charges	$65.5	$5.2	$25.0

The following is a breakdown of special charges by business segments in the years ended November 30, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Consumer segment	$52.8	$3.7	$22.2
Industrial segment	12.7	1.5	2.8
Total special charges	$65.5	$5.2	$25.0

Of the $65.5 million of special charges recognized in 2015, $29.2 million related to our North American effectiveness initiative, $24.4 million related to streamlining actions in our Europe, Middle East, and Africa (EMEA) region, and $14.2 million related to our Kohinoor business in India as more fully described below. Partially offsetting these charges was a reduction of $2.3 million associated with the 2015 reversal of reserves previously accrued as part of actions undertaken in 2013 and 2014

In 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the company. Upon our receipt of notification from participants that they accepted this plan, which closed early in 2015, we accrued special charges of $23.9 million, consisting of employee severance and related benefits that have been largely paid in 2015 as substantially all of the affected employees have left the company in 2015. The voluntary retirement plan is part of our North American effectiveness initiative. In addition to the cost of the voluntary retirement plan, we recognized an additional $5.3 million of special charges in 2015 as part of our North American effectiveness initiative, of which $3.0 million represented additional employee severance and related benefits and $2.3 million represented other related expenses.

Our North American effectiveness initiative generated cost savings of approximately $15 million in 2015 and is expected to generate annual cost savings with a full year impact of approximately $27 million beginning in 2016. We do not expect that additional special charges under our North American effectiveness initiative will be material in 2016. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the year ended November 30, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$26.9	$2.3	$29.2
Cash paid	(24.6)	(2.3)	(26.9)
Balance as of November 30, 2015	$2.3	—	$2.3

In 2015, we recorded special charges of $24.4 million, principally consisting of severance and related costs, to enhance organization efficiency and streamline processes in EMEA in order to support our competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to our shared services center in Poland. In addition to the $24.4 million of special charges recorded in 2015, we expect to record additional special charges in 2016, ranging from approximately $3.2 million to $5.5 million, for future actions approved under these EMEA reorganization and streamlining initiatives began in 2015, which will be settled in cash and reflected in special charges upon recognition in 2016. Related annual cost savings are projected to be approximately $3 million in 2016 and $19 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans undertaken in 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$21.5	$2.9	$24.4
Cash paid	(4.5)	(1.3)	(5.8)
Impairment of fixed assets recorded	—	(1.1)	(1.1)
Impact of foreign exchange	(0.8)	0.1	(0.7)
Balance as of November 30, 2015	$16.2	$0.6	$16.8

Also in 2015, we recorded a total of $14.2 million of special charges related to initiatives to improve the profitability our Kohinoor consumer business in India. This action principally relates to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines and other ancillary activities to enable the business to focus on both its existing consumer-packaged basmati rice product lines and the launch of consumer-packaged herbs and spices under the Kohinoor brand name.

In light of the anticipated sales reduction associated with Kohinoor's discontinuance of its bulk-packaged and broken basmati rice product lines, only partially offset by the launch of consumer-packaged herbs and spices, we determined that an impairment of the Kohinoor brand name had occurred. Using a relief from royalty method (and a discount rate associated with the risk of the launch of consumer-packaged herbs and spices), a level 3 fair value measurement, we estimated a current fair value of the Kohinoor brand name that represented a reduction in its previous carrying value by 53%, resulting in a non-cash impairment charge of $9.6 million in 2015. The remaining carrying value of our Kohinoor brand name at November 30, 2015, was $8.3 million. In addition as a result of the Kohinoor product line discontinuance in 2015, we recognized a $4.0 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of inventories of bulk and broken basmati rice, determined on a lower of cost or market basis, over the estimated net realizable value of such discontinued inventories. We also recorded $0.6 million of other exit costs associated with this plan of which $0.4 million were paid in 2015. In addition to the $14.2 million of special charges outlined above and recorded in 2015, the future actions approved with respect to Kohinoor's plan to improve its profitability consist of costs associated with exiting certain contractual arrangements and other costs directly related to the plan. The estimated cost of such future actions, which will be reflected in special charges upon recognition in 2016, range from approximately $1.4 million to $3.4 million.

In late 2013, we announced a reorganization of parts of our EMEA region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions include the closure of our sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo® brand, as well as actions intended to streamline selling, general and administrative activities throughout EMEA, including the centralization of certain shared service activity across parts of the region into a newly created shared services center in Poland. In 2013, we recorded $25.0 million of charges related to this reorganization. Of the $25.0 million of special charges recognized in 2013, $15.9 million related to employee severance, $6.4 million to asset write-downs, and $2.7 million to other exit costs. In 2014, we recorded an additional $2.1 million of special charges associated with this EMEA reorganization, with $1.1 million related to employee severance and $1.0 million for other exit costs.

The $6.4 million asset write-down included in the $25.0 million special charge for 2013 related to an impairment charge for the reduction in the value of our Silvo brand name in The Netherlands. Our decision to transition to a third-party distributor model to continue to sell the Silvo brand led us to conclude an impairment indicator to the

Silvo brand was present. We calculated the fair value of the Silvo brand using the relief-from-royalty method and determined that it was lower than its carrying value. Consequently, we recorded a non-cash impairment charge of $6.4 million as part of the special charges of $25.0 million in 2013. The carrying value of the Silvo brand name as of November 30, 2015 is not significant.
The following table outlines the major components of accrual balances relating to the special charges associated with this EMEA reorganization as of November 30, 2013, 2014 and 2015 (in millions):

	Employee severance	Other exit costs	Total
Balance as of November 30, 2013	$15.9	$2.7	$18.6
Special charges	1.1	1.0	2.1
Cash paid	(6.9)	(2.9)	(9.8)
Impact of foreign exchange	(0.8)	(0.1)	(0.9)
Balance as of November 30, 2014	9.3	0.7	10.0
Cash paid	(3.5)	(0.6)	(4.1)
Impact of foreign exchange	(1.6)	(0.1)	(1.7)
Reversal into income (special charges)	(1.9)	—	(1.9)
Balance as of November 30, 2015	$2.3	—	$2.3
In 2014, we continued to evaluate changes to our organizational structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness. In addition to the $2.1 million of special charges recognized in 2014 related to the previously described EMEA reorganization, we also undertook reorganization actions in our U.S. and Australian businesses in 2014 and recognized $3.1 million of special charges in 2014, consisting of the following:

•
$1.3 million of special charges, principally related to employee severance, to realign certain manufacturing operations in the U.S. industrial business. In 2015, we reversed $0.4 million of unused reserves as a credit into income. Cash expenditures in 2015 and 2014 associated with this action totaled $0.4 million for each year. We expect that this action will be completed by the first quarter 2016 and, upon completion, generate annual savings of approximately $2.3 million.

•
$0.7 million of special charges in the Australian business consisting of employee severance and related expenses, to streamline costs through the elimination of certain manufacturing and administrative positions. Cash expenditures in 2015 and 2014 associated with this reorganization totaled $0.5 million and $0.2 million, respectively. This reorganization was completed in 2015 and will generate annual savings of approximately $0.8 million in 2016.

•
$1.1 million of special charges, consisting of employee severance and related expenses, to eliminate certain administrative positions in the U.S. business. Cash expenditures in 2015 and 2014 associated with this action totaled $0.9 million and $0.2 million, respectively. This action was completed in 2015 and will generate annual savings of approximately $1.2 million in 2016.

•	Savings realized in 2015 associated with these actions were not significant.

With the exception of inventory reserves established with respect to the Kohinoor actions in 2015, reserves associated with special charges are included in other accrued liabilities in our consolidated balance sheet.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30, 2015 and 2014:

	2015		2014
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Finite-lived intangible assets	$131.0	$40.1	$94.7	$34.7
Indefinite-lived intangible assets:
Goodwill	1,759.3	—	1,722.2	—
Brand names and trademarks	281.2	—	270.8	—
	2,040.5	—	1,993.0	—
Total goodwill and intangible assets	$2,171.5	$40.1	$2,087.7	$34.7
Intangible asset amortization expense was $7.3 million, $5.6 million and $5.2 million for 2015, 2014 and 2013, respectively. At November 30, 2015, finite-lived intangible assets had a weighted-average remaining life of approximately 12 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30, 2015 and 2014 were as follows:

	2015		2014
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,581.1	$141.1	$1,654.7	$143.8
Changes in preliminary purchase price allocation	—	—	(6.1)	—
Goodwill acquired	126.7	34.3	—	—
Foreign currency fluctuations	(120.1)	(3.8)	(67.5)	(2.7)
End of year	$1,587.7	$171.6	$1,581.1	$141.1
5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2015	2014	2013
Net sales	$777.3	$766.6	$761.4
Gross profit	286.1	275.7	256.9
Net income	76.6	67.5	53.8
Current assets	$326.0	$320.1	$288.9
Noncurrent assets	114.6	123.6	128.4
Current liabilities	161.5	137.2	141.0
Noncurrent liabilities	8.1	6.3	7.2
Our share of undistributed earnings of unconsolidated affiliates was $114.1 million at November 30, 2015. Royalty income from unconsolidated affiliates was $17.8 million, $18.7 million and $18.4 million for 2015, 2014 and 2013, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 89% of income from unconsolidated operations in 2015, 91% in 2014 and 78% in 2013.
As of November 30, 2015, $112.8 million of our consolidated retained earnings represents undistributed earnings of investments in unconsolidated affiliates.

6.  FINANCING ARRANGEMENTS
Our outstanding debt was as follows at November 30:

(millions)	2015	2014
Short-term borrowings
Commercial paper	$107.5	$239.4
Other	32.0	30.2
	$139.5	$269.6
Weighted-average interest rate of short-term borrowings at year-end	2.2%	1.3%

Long-term debt
5.20% notes due 12/15/2015(1)	$200.0	$200.0
5.75% notes due 12/15/2017(2)	250.0	250.0
3.90% notes due 7/8/2021(3)	250.0	250.0
3.50% notes due 8/19/2023(4)	250.0	250.0
3.25% notes due 11/15/2025(5)	250.0	—
7.63%–8.12% notes due 2024	55.0	55.0
Other	7.4	8.5
Unamortized discounts, premiums and fair value adjustments	(6.2)	1.8
	1,256.2	1,015.3
Less current portion	203.5	1.2
	$1,052.7	$1,014.1

(1)
The fixed interest rate on $100 million of the 5.20% notes due in December 2015 was effectively converted to a variable rate by interest rate swaps through December 2015. Net interest payments were based on 3 month LIBOR minus 0.05% during this period (our effective rate as of November 30, 2015 was 0.29%).

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

(5)
The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3 month LIBOR plus 1.22% during this period (our effective rate as of November 30, 2015 was 1.58%). In addition, separate interest rate swaps, settled upon the issuance of these notes in 2015, effectively fixed the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%.

Maturities of long-term debt during the fiscal years subsequent to November 30, 2015 are as follows (in millions):

2017	$0.8
2018	250.9
2019	0.9
2020	0.7
Thereafter	808.1
In November 2015, we issued $250 million of 3.25% notes due 2025, with net cash proceeds received of $246.5 million. Interest is payable semiannually in arrears in May and November of each year. Of these notes, $100 million were subject to interest rate hedges and $100 million of fair value hedges as further disclosed in note 7. The net proceeds from this offering were used to pay down short-term borrowings and for general corporate purposes. In December of 2015, proceeds from short-term borrowings were used to pay off $200 million of 5.20% notes that matured in December 2015.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility replaces our $600 million revolving credit facility that was due to expire in June 2016. This credit facility supports our commercial paper program and we have $642.5 million of capacity at November 30, 2015, after $107.5 million was used to support issued commercial paper. In addition, we have several uncommitted lines totaling $154.0 million, which have a total unused capacity at November 30, 2015 of $122.0 million. These lines by their nature can be withdrawn based on the lenders’

discretion. Committed credit facilities require a fee, and annual commitment fees were $0.5 million for 2015 and 2014.
Rental expense under operating leases (primarily buildings and equipment) was $39.0 million in 2015, $40.3 million in 2014 and $37.6 million in 2013. Future annual fixed rental payments for the years ending November 30 are as follows (in millions):

2016	$22.5
2017	17.8
2018	13.8
2019	10.4
2020	7.9
Thereafter	21.9
At November 30, 2015, we had guarantees outstanding of $0.5 million with terms of one year or less. At November 30, 2015 and 2014, we had outstanding letters of credit of $8.6 million and $8.1 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $12.4 million at November 30, 2015.
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
At November 30, 2015, we had foreign currency exchange contracts to purchase or sell $264.5 million of foreign currencies versus $262.7 million at November 30, 2014. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2015, we had $140.1 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. The remaining contracts have durations of one to twelve months.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
During the year ended November 30, 2015, we entered into a total of $100 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of fixed rate notes in November 2015. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $1.2 million simultaneous with the issuance of the notes at an all-in effective fixed rate of 3.45% on the full $250 million of debt. The loss on these agreements is deferred in accumulated other comprehensive income and will be amortized to increase interest expense over the life of the notes. Hedge ineffectiveness of these agreements was not material.

In November 2015, we entered into an interest rate swap contract for a notional amount of $100 million to receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. We designated these swaps, which expire in November 2025, as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025 that we issued in November 2015. Any unrealized gain or loss on these swaps will be offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.
In March 2006, we entered into interest rate swap contracts for a total notional amount of $100 million to receive interest at 5.20% and pay a variable rate of interest based on three-month LIBOR minus 0.05%. We designated these swaps, which expired in December 2015, as fair value hedges of the changes in fair value of $100 million of the $200 million 5.20% medium-term notes due 2015 that we issued in December 2005. Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the derivative instruments on our balance sheet as of November 30, 2015 and 2014, which are all recorded at fair value:

As of November 30, 2015:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$2.5	Other accrued liabilities	$100.0	$0.6
Foreign exchange contracts	Other current assets	179.5	3.4	Other accrued liabilities	85.0	0.7
Total			$5.9			$1.3
As of November 30, 2014:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$7.4	Other accrued liabilities	—	—
Foreign exchange contracts	Other current assets	106.3	4.9	Other accrued liabilities	$156.4	$1.4
Total			$12.3			$1.4
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2015, 2014 and 2013:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2015	2014	2013
Interest rate contracts	Interest expense	$5.1	$5.0	$5.0

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2015	2014	2013		2015	2014	2013
Interest rate contracts	$(1.2)	—	$9.2	Interest expense	$(0.2)	$(0.2)	$(1.3)
Foreign exchange contracts	6.2	$4.2	1.0	Cost of goods sold	7.1	(1.1)	0.3
Total	$5.0	$4.2	$10.2		$6.9	$(1.3)	$(1.0)
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $2.8 million increase to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments at November 30, 2015 and 2014 were as follows:

	2015		2014
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$112.6	$112.6	$113.0	$113.0
Long-term debt (including current portion)	1,256.2	1,325.6	1,015.3	1,109.0
Derivatives related to:
Interest rates (assets)	2.5	2.5	7.4	7.4
Interest rates (liabilities)	0.6	0.6	—	—
Foreign currency (assets)	3.4	3.4	4.9	4.9
Foreign currency (liabilities)	0.7	0.7	1.4	1.4
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $80.0 million and $80.1 million at November 30, 2015 and 2014, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We have a large and diverse customer base and, other than with respect to the two customers disclosed in note 16, each of which accounted for greater than 10% of our consolidated sales, there was no material concentration of credit risk in these accounts at November 30, 2015. At November 30, 2015, amounts due from those two customers aggregated approximately 12% of consolidated trade accounts receivable and prepaid allowances. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis at November 30, 2015 and 2014 are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2015
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$112.6	$112.6	—	—
Insurance contracts	104.1	—	$104.1	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	2.5	—	2.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$231.1	$121.1	$110.0	—
Liabilities
Interest rate derivatives	$0.6	—	$0.6	—
Foreign currency derivatives	0.7	—	0.7	—
Contingent consideration related to acquisition	27.1	—	—	$27.1
Total	$28.4	—	$1.3	$27.1

		Fair value measurements using fair value hierarchy as of November 30, 2014
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77.3	$77.3	—	—
Insurance contracts	104.5	—	$104.5	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	7.4	—	7.4	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$202.6	$85.8	$116.8	—
Liabilities
Foreign currency derivatives	$1.4	—	$1.4	—
Total	$1.4	—	$1.4	—
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
The acquisition-date fair value of the liability for contingent consideration related to our acquisition of D&A was approximately $27.7 million (see note 2) and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability both at acquisition and as of each reporting period is estimated using a discounted cash flow technique applied to the expected payout with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our estimates of the earnings of D&A in 2017, the year upon which the earn our payments are based, and the related probability assessments of the resulting earn out payment calculated in accordance with the terms of the purchase agreement, discounted considering the uncertainties associated with the obligation. Changes in the fair value of the liability for contingent consideration including accretion, but excluding the impact of foreign currency, will be recognized in income on a quarterly basis until settlement in fiscal 2018.

The change in fair value of our Level 3 liabilities for the year ended November 30, 2015 is summarized as follows (in millions):

	Beginning of year	Acquisition-date fair value	Settlements	Changes in fair value including accretion	Impact of foreign currency	Balance as of November 30, 2015
Contingent consideration related to acquisition	$—	$27.7	$—	$0.5	$(1.1)	$27.1

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable (in millions):

	2015	2014
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$(206.6)	$32.1
Unrealized gain on foreign currency exchange contracts	1.5	3.0
Unamortized value of settled interest rate swaps	2.1	2.9
Pension and other postretirement costs	(203.1)	(224.0)
	$(406.1)	$(186.0)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30, 2015, 2014 and 2013:

(millions)				Affected line items in the consolidated income statement
Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2013
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.2	$0.2	$1.3	Interest expense
Foreign exchange contracts	(7.1)	1.1	(0.3)	Cost of goods sold
Total before taxes	(6.9)	1.3	1.0
Tax effect	1.8	(0.3)	(0.3)	Income taxes
Net, after tax	$(5.1)	$1.0	$0.7

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.3	$0.3	$(0.8)	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	22.8	16.4	36.5	SG&A expense/ Cost of goods sold
Total before taxes	23.1	16.7	35.7
Tax effect	(7.9)	(5.7)	(12.1)	Income taxes
Net, after tax	$15.2	$11.0	$23.6

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
Included in accumulated other comprehensive loss at November 30, 2015 was $300.2 million ($203.1 million net of tax) related to net unrecognized actuarial losses of $298.6 million and unrecognized prior service costs of $1.6 million that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $16.9 million ($11.3 million net of tax) in net periodic pension and postretirement benefit expense during

2016 related to the amortization of actuarial losses of $16.6 million and the amortization of prior service costs of $0.3 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2015	2014	2015	2014
Discount rate—funded plan	4.7%	4.4%	3.9%	3.8%
Discount rate—unfunded plan	4.7%	4.3%	—	—
Salary scale	3.8%	3.8%	3.0-3.6%	3.0-3.8%

The significant assumptions used to determine pension expense are as follows:

	United States			International
	2015	2014	2013	2015	2014	2013
Discount rate—funded plan	4.4%	5.2%	4.3%	3.8%	4.6%	4.4%
Discount rate—unfunded plan	4.3%	5.1%	4.2%	—	—	—
Salary scale	3.8%	3.8%	3.8%	3.5%	3.0-3.8%	3.0-3.8%
Expected return on plan assets	7.8%	8.0%	8.0%	6.3%	6.8%	6.9%

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
Our pension expense was as follows:

	United States			International
(millions)	2015	2014	2013	2015	2014	2013
Service cost	$23.6	$20.0	$23.2	$8.2	$7.8	$8.8
Interest costs	31.6	31.1	31.2	12.0	13.8	12.6
Expected return on plan assets	(40.2)	(38.8)	(41.4)	(17.2)	(18.7)	(17.2)
Loss on voluntary pension settlement	—	—	15.3	—	—	—
Amortization of prior service costs	—	—	—	0.3	0.3	0.4
Amortization of net actuarial loss	16.8	11.8	29.5	6.0	4.6	5.6
Other	—	—	—	—	—	0.1
	$31.8	$24.1	$57.8	$9.3	$7.8	$10.3

A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$728.4	$607.7	$341.6	$304.9
Service cost	23.6	20.0	8.2	7.8
Interest costs	31.6	31.1	12.0	13.8
Employee contributions	—	—	1.3	1.5
Plan changes and other	—	—	—	(0.6)
Actuarial (gain) loss	(32.0)	94.0	(10.7)	49.9
Benefits paid	(29.6)	(24.4)	(13.9)	(13.9)
Expenses paid	—	—	(0.6)	(0.8)
Foreign currency impact	—	—	(29.8)	(21.0)
Benefit obligation at end of year	$722.0	$728.4	$308.1	$341.6
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$576.3	$552.3	$305.3	$279.9
Actual return on plan assets	(3.2)	43.9	11.7	44.8
Employer contributions	5.1	4.5	10.6	12.3
Employee contributions	—	—	1.3	1.5
Benefits paid	(29.6)	(24.4)	(13.9)	(13.9)
Expenses paid	—	—	(0.6)	(0.8)
Foreign currency impact	—	—	(26.1)	(18.5)
Fair value of plan assets at end of year	$548.6	$576.3	$288.3	$305.3
Funded status	$(173.4)	$(152.1)	$(19.8)	$(36.3)
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$722.0	$91.3	$34.4	$200.4
Accumulated benefit obligation	638.8	86.7	31.2	189.2
Fair value of plan assets	548.6	—	20.0	174.2
Included in the U.S. in the preceding table is a benefit obligation of $89.6 million and $91.3 million for 2015 and 2014, respectively, related to a nonqualified defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The accumulated benefit obligation related to this plan was $86.2 million and $86.7 million as of November 30, 2015 and 2014, respectively. The assets related to this plan, which totaled $79.5 million and $79.6 million as of November 30, 2015 and 2014, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2015	2014	2015	2014
Non-current pension asset	—	—	$3.8	$0.3
Accrued pension liability	$173.4	$152.1	23.6	36.6
Deferred income tax assets	85.9	87.9	13.4	19.3
Accumulated other comprehensive loss	140.6	144.0	68.2	82.5
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $638.8 million and $636.7 million as of November 30, 2015 and 2014, respectively. The accumulated benefit obligation for the international pension plans was $281.5 million and $310.9 million as of November 30, 2015 and 2014, respectively.

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
Our allocations of U.S. pension plan assets as of November 30, 2015 and 2014, by asset category, were as follows:

	Actual		2015
Asset Category	2015	2014	Target
Equity securities	68.5%	70.4%	65.0%
Fixed income securities	16.7%	15.5%	17.5%
Other	14.8%	14.1%	17.5%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, 2015 and 2014, by asset category, were as follows:

	Actual		2015
Asset Category	2015	2014	Target
Equity securities	54.4%	56.6%	53.0%
Fixed income securities	45.3%	43.2%	41.0%
Other	0.3%	0.2%	6.0%
Total	100.0%	100.0%	100.0%
The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30, 2015 and 2014 for the United States and international plans:

As of November 30, 2015	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$11.0	$11.0	—	—
Equity securities:
U.S. equity securities(a)	270.1	141.2	$128.9	—
International equity securities(b)	105.7	105.7	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	32.3	32.3	—	—
High yield bonds(d)	33.2	—	33.2	—
International/government/ corporate bonds(e)	25.2	25.2	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge funds(g)	37.6	—	—	$37.6
Private equity funds(h)	4.9	—	—	4.9
Real estate (i)	16.5	16.5	—	—
Natural resources (j)	11.0	—	11.0	—
Total investments	$548.6	$331.9	$174.2	$42.5

As of November 30, 2015	International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.9	$0.9	—	—
International equity securities(b)	156.8	—	$156.8	—
Fixed income securities:
U.S./government/ corporate bonds(c)	110.6	—	110.6	—
Insurance contracts(f)	20.0	—	20.0	—
Total investments	$288.3	$0.9	$287.4	—

As of November 30, 2014	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$15.0	$15.0	—	—
Equity securities:
U.S. equity securities(a)	294.6	137.9	$156.7	—
International equity securities(b)	111.1	111.1	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	30.6	30.6	—	—
High yield bonds(d)	31.9	—	31.9	—
International/government/ corporate bonds(e)	25.9	25.9	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge funds(g)	54.7	—	—	$54.7
Private equity funds(h)	5.0	—	—	5.0
Real estate (i)	6.4	6.4	—	—
Total investments	$576.3	$326.9	$189.7	$59.7

As of November 30, 2014		International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.6	$0.6	—	—
International equity securities(b)	172.7	—	$172.7	—
Fixed income securities:
U.S./government/ corporate bonds(c)	108.5	—	108.5	—
Insurance contracts(f)	23.5	—	23.5	—
Total investments	$305.3	$0.6	$304.7	—

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises hedge funds investing in strategies represented in various HFRI Fund Indices.

(h)	This category comprises private equity, venture capital and limited partnerships.

(i)	This category comprises funds investing in real estate investment trusts (REIT). An appropriate benchmark is the MSCI U.S. REIT Index.

(j)	This category comprises funds investing in natural resources. An appropriate benchmark is the Alerian master limited partnership (MLP) Index.

The change in fair value of the plans’ Level 3 assets for 2015 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge funds	$54.7	$2.0	$(2.3)	$(16.8)	$37.6
Private equity funds	5.0	0.7	(0.1)	(0.7)	4.9
Total	$59.7	$2.7	$(2.4)	$(17.5)	$42.5
The change in fair value of the plans’ Level 3 assets for 2014 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge funds	$18.5	$1.5	$(1.7)	$36.4	$54.7
Private equity funds	4.9	0.9	0.2	(1.0)	5.0
Total	$23.4	$2.4	$(1.5)	$35.4	$59.7
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
Equity securities in the U.S. plan included McCormick stock with a fair value of $39.2 million (0.5 million shares and 7.2% of total U.S. pension plan assets) and $33.0 million (0.5 million shares and 5.7% of total U.S. pension plan assets) at November 30, 2015 and 2014, respectively. Dividends paid on these shares were $0.7 million in 2015 and in 2014.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. plans for the next 10 fiscal years will be as follows:

(millions)	United States expected payments
2016	$26.1
2017	27.9
2018	29.8
2019	32.1
2020	34.3
2021-2025	206.9
It is anticipated that future benefit payments for the international plans for the next 10 fiscal years will be as follows:

(millions)	International expected payments
2016	$7.8
2017	8.2
2018	8.6
2019	9.5
2020	9.7
2021-2025	57.2
U.S. Defined Contribution Retirement Plans
For the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition we make contributions for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $9.5 million, $8.7 million and $8.2 million in 2015, 2014 and 2013, respectively.
At the participant’s election, 401(k) retirement plans held 2.1 million shares of McCormick stock, with a fair value of $178.4 million, at November 30, 2015. Dividends paid on these shares in 2015 were $3.5 million.
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
Our other postretirement benefit expense follows:

(millions)	2015	2014	2013
Service cost	$3.1	$3.6	$5.1
Interest costs	3.7	4.3	4.1
Amortization of prior service costs	—	—	(1.2)
Amortization of losses	—	—	1.4
Postretirement benefit expense	$6.8	$7.9	$9.4
Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$96.3	$94.9
Service cost	3.1	3.6
Interest costs	3.7	4.3
Employee contributions	3.4	2.9
Demographic assumptions change	(1.7)	(5.8)
Other plan assumptions	0.3	1.1
Trend rate assumption change	0.2	0.1
Discount rate change	(1.5)	5.8
Actuarial gain	(1.6)	(2.3)
Benefits paid	(9.8)	(8.3)
Benefit obligation at end of year	$92.4	$96.3
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	$6.4	$5.4
Employee contributions	3.4	2.9
Benefits paid	(9.8)	(8.3)
Fair value of plan assets at end of year	—	—
Other postretirement benefit liability	$92.4	$96.3
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2016	$5.5	$1.3	$6.8
2017	5.5	1.3	6.8
2018	5.6	1.3	6.9
2019	5.7	1.3	7.0
2020	5.8	1.3	7.1
2021-2025	28.5	6.8	35.3
The assumed discount rate was 4.2% and 4.0% for 2015 and 2014, respectively.
For 2015, the assumed annual rate of increase in the cost of covered health care benefits is 7.1% (7.0% last year). It is assumed to decrease gradually to 5.0% in the year 2027 (5.0% in 2022 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2015.
11.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP) (formerly known as our mid-term incentive program or MTIP). Total stock-based compensation expense for 2015, 2014 and 2013 was $18.7 million, $18.2 million and $18.7 million, respectively. Total unrecognized stock-based compensation expense at November 30, 2015 was $12.7 million and the weighted-average period over which this will be recognized is 1.3 years. As of November 30, 2015, we have 5.5 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
For all awards, forfeiture rates are considered in the calculation of compensation expense.
Below we have summarized the key terms and the methods of valuation and expense recognition for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted in 2014 and 2015 vest over a three-year term or upon retirement. Prior to 2014, substantially all of the RSUs granted vested over a two-year term or upon retirement. Compensation expense is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2015		2014		2013
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	239	$67.60	161	$60.86	192	$49.65
Granted	135	76.06	180	71.15	89	71.60
Vested	(90)	69.12	(93)	62.57	(116)	50.91
Forfeited	(14)	73.22	(9)	70.14	(4)	59.25
Outstanding—end of year	270	$71.03	239	$67.60	161	$60.86
Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options granted in 2014 and 2015 vest ratably over a three-year period or upon retirement and are exercisable over a 10-year period. Prior to 2014, substantially all of the options granted vest ratably over a four-year period or upon retirement. Upon exercise of the option, shares are issued from our authorized and unissued shares.
The fair value of the options is estimated with a lattice option pricing model which uses the assumptions in the following table. We believe the lattice model provides an appropriate estimate of fair value of our options as it allows for a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based primarily on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is an output of the option pricing model and estimates the period of time that options are expected to remain unexercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is calculated based on the fair value of the options on the date of grant. This compensation is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
The per share weighted-average fair value for all options granted was $12.52, $9.48 and $9.47 in 2015, 2014 and 2013, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2015	2014	2013
Risk-free interest rates	0.1 - 2.0%	0.1 - 2.7%	0.1 - 1.8%
Dividend yield	2.1%	2.1%	1.9%
Expected volatility	18.8%	15.6 - 20.1%	14.5 - 20.6%
Expected lives	7.7 years	5.8 years	6.2 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2015		2014		2013
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.8	$54.17	4.6	$47.73	5.1	$40.06
Granted	0.8	76.32	1.1	71.12	0.9	71.60
Exercised	(0.7)	45.22	(0.8)	37.19	(1.3)	34.11
Forfeited	(0.1)	69.67	(0.1)	67.22	(0.1)	57.33
Outstanding—end of year	4.8	59.20	4.8	54.17	4.6	47.73
Exercisable—end of year	3.1	$51.99	2.8	$45.71	2.7	$39.62
As of November 30, 2015, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $127.9 million and for options currently exercisable was $104.9 million. At November 30, 2015, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2015, 2014 and 2013 was $25.7 million, $25.9 million and $43.7 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2015 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price
$20.00 - $40.00	1.0	3.5	$35.40	1.0	3.5	$35.40
$40.01 - $60.00	1.3	5.8	50.80	1.2	5.8	50.42
$60.01 - $80.00	2.5	8.3	72.95	0.9	7.8	71.47
	4.8	6.3	$59.20	3.1	5.0	$51.99
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
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2015		2014		2013
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	231	$61.94	334	$51.73	240	$46.63
Granted	96	74.02	105	69.04	94	64.74
Vested	(65)	48.78	(118)	44.47	—	—
Performance adjustment	(56)	64.74	(55)	48.78	—	—
Forfeited	(14)	70.92	(35)	65.42	—	—
Outstanding—end of year	192	$70.94	231	$61.94	334	$51.73

12. INCOME TAXES
The provision for income taxes consists of the following:

(millions)	2015	2014	2013
Income taxes
Current
Federal	$78.8	$91.3	$96.4
State	9.1	11.3	10.3
International	42.4	37.2	42.2
	130.3	139.8	148.9
Deferred
Federal	9.3	2.8	(0.1)
State	0.4	0.3	(0.4)
International	(8.7)	3.0	(14.8)
	1.0	6.1	(15.3)
Total income taxes	$131.3	$145.9	$133.6
The components of income from consolidated operations before income taxes follow:

(millions)	2015	2014	2013
Pretax income
United States	$308.3	$333.2	$351.2
International	187.9	221.2	148.2
	$496.2	$554.4	$499.4
A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.2	1.3	1.2
International tax at different effective rates	(7.6)	(7.0)	(6.9)
U.S. tax on remitted and unremitted earnings	1.1	0.4	—
U.S. manufacturing deduction	(1.9)	(1.6)	(1.8)
Changes in prior year tax contingencies	(2.1)	(2.0)	0.3
Other, net	0.8	0.2	(1.0)
Total	26.5%	26.3%	26.8%
Deferred tax assets and liabilities are comprised of the following:

(millions)	2015	2014
Deferred tax assets
Employee benefit liabilities	$148.4	$145.0
Other accrued liabilities	24.5	23.9
Inventory	9.4	10.8
Tax loss and credit carryforwards	39.9	38.9
Other	12.3	11.7
Valuation allowance	(14.6)	(21.8)
	219.9	208.5
Deferred tax liabilities
Depreciation	41.8	38.8
Intangible assets	225.1	192.6
Other	6.8	8.7
	273.7	240.1
Net deferred tax liability	$(53.8)	$(31.6)
At November 30, 2015, our non-U.S. subsidiaries have tax loss carryforwards of $140.2 million. Of these carryforwards, $2.4 million expire in 2016, $13.1 million in 2017 and 2018, $37.4 million from 2019 through 2026 and $87.3 million may be carried forward indefinitely.

At November 30, 2015, our non-U.S. subsidiaries have capital loss carryforwards of $5.7 million. All of these carryforwards may be carried forward indefinitely.
At November 30, 2015, we have tax credit carryforwards of $14.9 million, of which $0.7 million expire in 2020, $0.6 million in 2021 and $13.5 million in 2022.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $7.2 million net decrease in the valuation allowance from 2014 was mainly due to the recognition of deferred tax assets related to subsidiaries net operating losses which are now more likely than not to be realized, offset by additional valuation allowance related to losses generated in other subsidiaries in 2015 which may not be realized in future periods.
U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $1.43 billion at November 30, 2015. Upon distribution of these earnings, we could be subject to both U.S. income taxes and withholding taxes. Determination of the unrecognized deferred income tax liability is not practical because of the complexities involved with this hypothetical calculation.
The total amount of unrecognized tax benefits as of November 30, 2015 and November 30, 2014 were $56.5 million and $55.7 million, respectively. If recognized, $45.6 million of these tax benefits as of November 30, 2015 would affect the effective tax rate.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2015	2014	2013
Balance at beginning of year	$55.7	$58.0	$46.7
Additions for current year tax positions	8.9	11.4	10.3
Additions for prior year tax positions	3.2	0.7	2.2
Reductions for prior year tax positions	(0.8)	(9.5)	—
Settlements	(0.1)	(3.5)	—
Statute expirations	(8.1)	(0.7)	(0.1)
Foreign currency translation	(2.3)	(0.7)	(1.1)
Balance at November 30	$56.5	$55.7	$58.0
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty (income) expense of $(0.1) million, $0.5 million and $1.3 million for the years ended November 30, 2015, 2014 and 2013, respectively. As of November 30, 2015 and 2014, we had accrued $4.5 million and $5.0 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2015 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2008.
We are under normal recurring tax audits in the U.S. and in several jurisdictions outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.

13.  EARNINGS PER SHARE
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2015	2014	2013
Average shares outstanding—basic	128.0	129.9	132.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.2	1.1	1.5
Average shares outstanding—diluted	129.2	131.0	133.6
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive.

(millions)	2015	2014	2013
Antidilutive securities	0.4	1.6	0.6
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
15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2015 and 2014, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.
16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” “Schwartz,” “Club House,” “Kamis,” “Kohinoor,” "DaQiao," "Drogheria & Alimentari" and "Stubb's." Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2015, 11% of consolidated sales in 2014 and 12% of consolidated sales in 2013. Sales to one of our industrial segment customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2015, 2014 and 2013.
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
Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2015
Net sales	$2,635.2	$1,661.1	$4,296.3	—	$4,296.3
Operating income excluding special charges	456.1	157.8	613.9	—	613.9
Income from unconsolidated operations	36.0	0.7	36.7	—	36.7
Goodwill	1,587.7	171.6	1,759.3	—	1,759.3
Assets	—	—	4,225.4	$282.4	4,507.8
Capital expenditures	—	—	102.8	25.6	128.4
Depreciation and amortization	—	—	71.8	34.1	105.9
2014
Net sales	$2,625.5	$1,617.7	$4,243.2	—	$4,243.2
Operating income excluding special charges	474.3	133.9	608.2	—	608.2
Income from unconsolidated operations	28.2	1.2	29.4	—	29.4
Goodwill	1,581.1	141.1	1,722.2	—	1,722.2
Assets	—	—	4,169.7	$244.6	4,414.3
Capital expenditures	—	—	108.6	24.1	132.7
Depreciation and amortization	—	—	71.7	31.0	102.7
2013
Net sales	$2,538.0	$1,585.4	$4,123.4	—	$4,123.4
Operating income excluding special charges and loss on voluntary pension settlement	472.3	118.5	590.8	—	590.8
Income from unconsolidated operations	19.5	3.7	23.2	—	23.2
Goodwill	1,654.7	143.8	1,798.5	—	1,798.5
Assets	—	—	4,142.9	$306.8	4,449.7
Capital expenditures	—	—	84.2	15.7	99.9
Depreciation and amortization	—	—	74.8	31.2	106.0

A reconciliation of operating income excluding special charges and loss on voluntary pension settlement (which we use to measure segment profitability) to operating income for the years ended November 30, 2015, 2014 and 2013 is as follows:

(millions)	2015	2014	2013
Operating income excluding special charges and loss on voluntary pension settlement	$613.9	$608.2	$590.8
Less: Special charges included in cost of goods sold	4.0	—	—
Less: Other special charges	61.5	5.2	25.0
Less: Loss on voluntary pension settlement	—	—	15.3
Operating income	$548.4	$603.0	$550.5

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2015
Net sales	$2,438.1	$903.7	$954.5	$4,296.3
Long-lived assets	1,462.2	871.9	415.7	2,749.8
2014
Net sales	$2,357.5	$930.8	$954.9	$4,243.2
Long-lived assets	1,284.0	920.0	451.7	2,655.7
2013
Net sales	$2,357.0	$883.4	$883.0	$4,123.4
Long-lived assets	1,275.7	989.2	443.6	2,708.5
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2015	2014
Inventories
Finished products	$319.9	$303.2
Raw materials and work-in-process	390.9	410.6
	$710.8	$713.8
Prepaid expenses	$22.4	$20.3
Other current assets	105.5	111.2
	$127.9	$131.5
Property, plant and equipment
Land and improvements	$62.7	$57.6
Buildings	360.1	346.4
Machinery and equipment	725.9	700.7
Software	310.2	301.7
Construction-in-progress	72.4	75.0
Accumulated depreciation	(912.9)	(878.7)
	$618.4	$602.7
Investments and other assets
Investments in affiliates	$150.6	$156.3
Long-term investments	112.6	113.0
Prepaid allowances	20.7	17.3
Other assets	67.6	55.8
	$351.5	$342.4
Other accrued liabilities
Payroll and employee benefits	$129.5	$132.8
Sales allowances	114.8	127.3
Other	241.0	219.0
	$485.3	$479.1
Other long-term liabilities
Pension	$192.8	$182.3
Postretirement benefits	86.1	89.5
Deferred taxes	132.7	108.2
Unrecognized tax benefits	47.6	47.3
Other	68.8	41.5
	$528.0	$468.8

(millions)	2015	2014	2013
Depreciation	$71.5	$67.7	$67.5
Software amortization	18.1	20.0	23.6
Interest paid	52.2	50.0	54.2
Income taxes paid	111.5	129.0	106.3
Dividends paid per share were $1.60 in 2015, $1.48 in 2014 and $1.36 in 2013. Dividends declared per share were $1.63 in 2015, $1.51 in 2014, and $1.39 in 2013.
18.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2015
Net sales	$1,010.4	$1,024.1	$1,059.9	$1,201.9
Gross profit	389.7	404.0	421.9	521.7
Operating income	93.7	103.8	138.7	212.2
Net income	70.5	84.3	97.6	149.2
Basic earnings per share	0.55	0.66	0.76	1.17
Diluted earnings per share	0.55	0.65	0.76	1.16
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.40	0.40	0.40	0.40
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.40	0.40	0.83
Market price—Common Stock
High	76.37	79.53	84.89	86.04
Low	71.45	68.29	76.13	77.70
Market price—Common Stock Non-Voting
High	76.78	79.61	85.20	86.03
Low	71.39	71.98	76.02	77.61
2014
Net sales	$993.4	$1,033.4	$1,042.8	$1,173.6
Gross profit	391.5	412.5	420.1	506.1
Operating income	124.6	121.7	157.3	199.4
Net income	82.5	84.5	122.9	148.0
Basic earnings per share	0.63	0.65	0.95	1.15
Diluted earnings per share	0.62	0.64	0.94	1.14
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.37	0.37	0.37	0.37
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.37	0.37	0.77
Market price—Common Stock
High	70.00	72.00	73.04	73.18
Low	62.80	65.57	66.00	65.90
Market price—Common Stock Non-Voting
High	70.02	72.31	73.09	74.33
Low	63.03	66.12	65.78	65.61

Operating income for the first quarter of 2015 included $28.4 million of special charges, with an after-tax impact of $19.9 million and a per share impact of $0.16 and $0.15 for basic and diluted earnings per share, respectively. Operating income for the second quarter of 2015 included $19.0 million of special charges, with an after-tax impact of $12.9 million and a per share impact of $0.10 for both basic and diluted earnings per share. Operating income for the third quarter of 2015 included $15.1 million of special charges, including $3.4 million reflected in gross profit, with an after-tax impact of $12.1 million and a per share impact of $0.09 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2015 included $3.0 million of special charges, including $0.6 million reflected in gross profit, with an after-tax impact of $3.0 million and a per share impact of $0.02 for both basic and diluted earnings per share.

Operating income for the third quarter of 2014 included $2.3 million of special charges, with an after-tax impact of $1.6 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2014 included special charges of $2.9 million, with an after-tax impact of $2.1 million and a per share impact of $0.02 for both basic and diluted earnings per share.

See note 3 for details with respect to the actions undertaken in connection with these special charges.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2015 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and “Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2016 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Lisa B. Manzone, Nneka L. Rimmer, Jeffery D. Schwartz and Michael R. Smith.
Ms. Manzone is 51 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present–Senior Vice President, Human Relations; January 2015 to June 2015–Vice President Global Human Relations; January 2013 to January 2015–Vice President Compensation and Benefits; October 2010 to January 2013–Vice President, Human Relations U.S. Consumer Products Division.
Ms. Rimmer is 44 years old and joined McCormick in April 2015 as Senior Vice President, Corporate Strategy and Development. Before joining McCormick, Ms. Rimmer was Partner and Managing Director with the Boston Consulting Group where she had 13 years of experience designing, executing and leveraging successful large-scale transformational initiatives, working with large global consumer goods corporations.

Mr. Schwartz is 46 years old and, during the last five years, has held the following positions with McCormick: December 2014 to present–Vice President, General Counsel & Secretary; February 2011 to December 2014–Associate General Counsel & Assistant Secretary; December 2009 to February 2011–Associate Counsel & Assistant Secretary.

Mr. Smith is 51 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present–Senior Vice President, Corporate Finance; September 2014 to June 2015–Senior Vice President, Finance Capital Markets & Chief Financial Officer North America; May 2012 to September 2014–Chief Financial Officer & Vice President Finance EMEA; September 2011 to May 2012–Vice President-Treasury & Investor Relations; April 2005 to September 2011–Vice President, Finance & Administration-U.S. Consumer.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2016 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 28, 2016, are included herein in Part II, Item 8.
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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ ALAN D. WILSON	Chairman & Chief	January 28, 2016
	Alan D. Wilson	Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ ALAN D. WILSON	Chairman & Chief	January 28, 2016
	Alan D. Wilson	Executive Officer

Principal Financial Officer:

By:	/s/ GORDON M. STETZ, JR.	Executive Vice President & Chief	January 28, 2016
	Gordon M. Stetz, Jr.	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 28, 2016
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ MICHAEL A. CONWAY	January 28, 2016
Michael A. Conway

/s/ J. MICHAEL FITZPATRICK	January 28, 2016
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 28, 2016
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 28, 2016
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 28, 2016
Patricia Little

/s/ MICHAEL D. MANGAN	January 28, 2016
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 28, 2016
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 28, 2016
Margaret M.V. Preston

/s/ GORDON M. STETZ, JR.	January 28, 2016
Gordon M. Stetz, Jr.

/s/ JACQUES TAPIERO	January 28, 2016
Jacques Tapiero

/s/ ALAN D. WILSON	January 28, 2016
Alan D. Wilson

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2015:
Allowance for doubtful receivables	$4.0	$4.9	$(0.1)	$(0.8)	$8.0
Valuation allowance on net deferred tax assets	21.8	5.7	(3.2)	(9.7)	14.6
	$25.8	$10.6	$(3.3)	$(10.5)	$22.6
Deducted from asset accounts:
Year ended November 30, 2014:
Allowance for doubtful receivables	$4.1	$1.1	$(0.9)	$(0.3)	$4.0
Valuation allowance on net deferred tax assets	21.2	3.0	(1.4)	(1.0)	21.8
	$25.3	$4.1	$(2.3)	$(1.3)	$25.8
Deducted from asset accounts:
Year ended November 30, 2013:
Allowance for doubtful receivables	$4.0	$1.5	$(0.1)	$(1.3)	$4.1
Valuation allowance on net deferred tax assets	27.5	5.2	(1.6)	(9.9)	21.2
	$31.5	$6.7	$(1.7)	$(11.2)	$25.3

EXHIBIT INDEX
The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on June 26, 2012	Incorporated by reference from Exhibit 3(ii) of McCormick's Form 10-Q for the quarter ended May 31, 2012, File No. 1-14920, as filed with the Securities and Exchange Commission on July 2, 2012.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

(iv)
Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(v)
Form of 5.75% notes due 2017, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated December 4, 2007, File No. 0-748, as filed with the Securities and Exchange Commission on December 10, 2007.

(vi)
Form of 3.90% notes due 2021, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.

(vii)
Form of 3.50% notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.

(viii)
Form of 3.25% notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.

(10)		Material contracts

(i)
McCormick’s supplemental pension plan for certain senior and executive officers, amended and restated with an effective date of January 1, 2005, adopted by the Compensation Committee of the Board of Directors on November 28, 2008, which agreement is incorporated by reference from Exhibit 10(i) of McCormick’s Form 10-K for the fiscal year ended November 30, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

	Exhibit Number	Description
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
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013, as amended, which Amendment No. 1 is incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(x)
Form of Long -Term Performance Plan Agreement, formerly known as Mid-Term Incentive Plan, incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xi)
Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(xi) of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xii)
Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(xii) of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xiii)
Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xiii) of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013, as amended, which Amendment No. 1 is incorporated by reference from Exhibit 10(xv) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.

		Exhibit Number	Description
(xiv)
Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(xiv) of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(xv)
Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick’s Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.

(xvi)
Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(xvii)
Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(21)		Subsidiaries of McCormick	Filed herewith

(23)		Consents of experts and counsel	Filed herewith

(31)		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

(32)		Section 1350 Certifications	Filed herewith

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2015, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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