Form 10-Q
period 2016-02-29
MCCORMICK & CO INC
filed 2016-03-29
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 29, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 29, 2016
Common Stock	11,654,928
Common Stock Non-Voting	115,272,662

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended
	February 29, 2016	February 28, 2015
Net sales	$1,030.2	$1,010.4
Cost of goods sold	625.2	620.7
Gross profit	405.0	389.7
Selling, general and administrative expense	274.3	267.6
Special charges	1.6	28.4
Operating income	129.1	93.7
Interest expense	13.9	12.9
Other (income) expense, net	(1.1)	0.2
Income from consolidated operations before income taxes	116.3	80.6
Income taxes	31.3	20.0
Net income from consolidated operations	85.0	60.6
Income from unconsolidated operations	8.4	9.9
Net income	$93.4	$70.5
Earnings per share – basic	$0.73	$0.55
Average shares outstanding – basic	127.1	128.2
Earnings per share – diluted	$0.73	$0.55
Average shares outstanding – diluted	128.3	129.3
Cash dividends paid per share	$0.43	$0.40
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	February 29, 2016	February 28, 2015
Net income	$93.4	$70.5
Net income attributable to non-controlling interest	0.7	1.2
Other comprehensive income (loss):
Unrealized components of pension plans	7.7	9.6
Currency translation adjustments	(25.2)	(137.2)
Change in derivative financial instruments	1.6	1.2
Deferred taxes	(1.7)	(2.5)
Comprehensive income	$76.5	$(57.2)

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 29, 2016	February 28, 2015	November 30, 2015
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$111.8	$81.8	$112.6
Trade accounts receivables, net	371.2	384.1	455.2
Inventories, net
Finished products	320.0	297.6	319.9
Raw materials and work-in-process	382.2	410.8	390.9
	702.2	708.4	710.8
Prepaid expenses and other current assets	121.0	130.4	127.9
Total current assets	1,306.2	1,304.7	1,406.5
Property, plant and equipment	1,533.3	1,457.2	1,531.3
Less: accumulated depreciation	(924.2)	(876.6)	(912.9)
Property, plant and equipment, net	609.1	580.6	618.4
Goodwill	1,764.0	1,651.2	1,759.3
Intangible assets, net	370.1	323.1	372.1
Investments and other assets	350.7	337.9	351.5
Total assets	$4,400.1	$4,197.5	$4,507.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$389.6	$310.5	$139.5
Current portion of long-term debt	0.6	205.7	203.5
Trade accounts payable	336.7	334.6	411.9
Other accrued liabilities	365.3	370.2	485.3
Total current liabilities	1,092.2	1,221.0	1,240.2
Long-term debt	1,056.3	806.8	1,052.7
Other long-term liabilities	524.7	465.8	528.0
Total liabilities	2,673.2	2,493.6	2,820.9
Shareholders’ Equity
Common stock	386.5	372.6	384.5
Common stock non-voting	661.1	634.2	655.1
Retained earnings	1,086.3	992.0	1,036.7
Accumulated other comprehensive loss	(423.7)	(314.9)	(406.1)
Non-controlling interests	16.7	20.0	16.7
Total shareholders’ equity	1,726.9	1,703.9	1,686.9
Total liabilities and shareholders’ equity	$4,400.1	$4,197.5	$4,507.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended
	February 29, 2016	February 28, 2015
Operating activities
Net income	$93.4	$70.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	26.4	24.9
Stock-based compensation	3.0	3.7
Income from unconsolidated operations	(8.4)	(9.9)
Changes in operating assets and liabilities	(44.4)	3.0
Dividends from unconsolidated affiliates	7.9	3.7
Net cash flow provided by operating activities	77.9	95.9
Investing activities
Capital expenditures	(22.4)	(15.5)
Proceeds from sale of property, plant and equipment	0.2	—
Net cash flow used in investing activities	(22.2)	(15.5)
Financing activities
Short-term borrowings, net	250.8	40.9
Long-term debt repayments	(201.7)	(0.2)
Proceeds from exercised stock options	7.8	11.3
Common stock acquired by purchase	(47.8)	(64.9)
Dividends paid	(54.6)	(51.3)
Net cash flow used in financing activities	(45.5)	(64.2)
Effect of exchange rate changes on cash and cash equivalents	(11.0)	(11.7)
(Decrease) increase in cash and cash equivalents	(0.8)	4.5
Cash and cash equivalents at beginning of period	112.6	77.3
Cash and cash equivalents at end of period	$111.8	$81.8
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
The results of consolidated operations for the three month period ended February 29, 2016 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2015.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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
For other recently issued accounting pronouncements that we have not yet adopted, see note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2015.

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

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, at the time of acquisition, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017, payable in fiscal 2018, and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. As of the acquisition date, a preliminary valuation of the acquired net assets of D&A resulted in $6.3 million allocated to tangible net assets, $12.6 million allocated to indefinite lived brand assets, $11.7 million allocated to definite lived intangible assets with a weighted-average life of 9.7 years and $46.1 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other intangible assets which we used to initially value the D&A acquisition. We expect to finalize the determination of the fair value of the acquired net assets of D&A by the end of the second quarter 2016. D&A has been included in our consumer segment since its acquisition.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer segment. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. As of the acquisition date, a preliminary valuation of the acquired net assets of Stubb's resulted in $5.4 million allocated to tangible assets acquired (less $12.4 million allocated to liabilities assumed), $13.3 million allocated to indefinite lived brand asset, $12.5 million allocated to definite lived intangible assets with a weighted-average life of 14.3 years and $80.6 million allocated to goodwill. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from customers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Stubb's acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Stubb's by the end of the second quarter 2016. Stubb's has been included in our consumer segment since its acquisition.

Brand Aromatics, D&A and Stubb's added $7.2 million, $14.6 million and $5.3 million, respectively, to our sales in the three months ended February 29, 2016. Due to financing, acquisition and integration costs, the aggregate operating income contribution of Brand Aromatics, D&A and Stubb's was not significant to our overall results for the three months ended February 29, 2016. Proforma financial information for our 2015 acquisitions has not been presented because the financial impact is not material.

3.	SPECIAL CHARGES

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.

During the three months ended February 29, 2016, we recorded $1.6 million of special charges, consisting of $1.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our Europe, Middle East and Africa (EMEA) region, $0.3 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, and $0.2 million for employee severance and related costs associated with our North America effectiveness initiative, all of which were initiated in 2015 and are described more fully below. Substantially all of the $1.6 million of 2016 special charges were paid in cash during the three months ended February 29, 2016. During the three months ended February 28, 2015, we recorded $28.4 million of special charges, consisting of $24.5 million related to employee severance and related costs associated with our North American effectiveness initiative and $3.9 million consisting of severance and related costs associated with our EMEA reorganization initiated in 2015.

Of the $1.6 million of special charges recorded in our consolidated financial statements in the first quarter of 2016, $1.3 million related to our consumer segment and $0.3 million related to our industrial segment. Of the $28.4 million of special charges recorded in our consolidated financial statements for the first quarter of 2015, $19.2 million related to our consumer segment and $9.2 million related to our industrial segment. All balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

In January 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. Upon our receipt of notification from participants that they accepted this plan, which closed early in 2015, we accrued special charges of $24.5 million, consisting primarily of employee severance and related costs that were largely paid in 2015 as substantially all of the affected employees left the company in 2015. The voluntary retirement plan is part of our North American effectiveness initiative.

Our North American effectiveness initiative generated cost savings of approximately $15 million in 2015 and is expected to generate annual cost savings with a full year impact of approximately $27 million beginning in 2016. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$2.3	$—	$2.3
Special charges	0.2	—	0.2
Cash paid	(1.7)	—	(1.7)
Balance as of February 29, 2016	$0.8	$—	$0.8

Balance as of November 30, 2014	$—	$—	$—
Special charges	23.9	0.6	24.5
Cash paid	(0.4)	—	(0.4)
Balance as of February 28, 2015	$23.5	$0.6	$24.1
In the first quarter of 2015, we recorded a special charge of $3.9 million to undertake actions, principally consisting of severance and related costs, to change our organization structure to further reduce selling, general and administrative expenses throughout EMEA. For the remaining three quarters of 2015, additional projects were identified in the EMEA region to further enhance organization efficiency and streamline processes in this region to support its competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to the recently established McCormick Shared Services Center in Lodz, Poland. In total, we recorded $24.4 million of special charges for fiscal year 2015 associated with our EMEA reorganization plans undertaken during that year. In addition to the $1.1 million of special charges recorded in the first quarter of 2016, we expect to record additional special charges in 2016, ranging from approximately $2.1 million to $4.4 million, for future actions approved under these EMEA reorganization and streamlining initiatives began in 2015, which will be settled in cash and reflected in special charges upon recognition in 2016. Related annual cost savings are projected to be approximately $3 million in 2016 and $19 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans undertaken in 2015 for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30 , 2015	$16.2	$0.6	$16.8
Special charges	—	1.1	1.1
Cash paid	(1.2)	(1.1)	(2.3)
Impact of foreign exchange	0.1	—	0.1
Balance as of February 29, 2016	$15.1	$0.6	$15.7

Balance as of November 30, 2014	$—	$—	$—
Special charges	3.5	0.4	3.9
Cash paid	(0.5)	—	(0.5)
Balance as of February 28, 2015	$3.0	$0.4	$3.4

In the second half of 2015, we recorded special charges related to initiatives to improve the profitability of our Kohinoor consumer business in India. This action principally related to the discontinuance of Kohinoor’s non-profitable bulk-package and broken basmati rice product lines and other ancillary activities to enable the business to focus on both its existing consumer-packaged basmati product lines and the launch of consumer-packaged seasonings under the Kohinoor brand name. In addition to the special charges recognized in the second half of 2015, which are more fully described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2015, future actions approved with respect to Kohinoor’s plan to improve its profitability consisted of costs associated with exiting certain contractual arrangements and other costs directly related to the plan, of which $0.3 million were recognized in the three months ended February 29, 2016. The estimated cost of future actions, which will be reflected in special charges upon recognition (expected later in 2016), range from approximately $1.1 million to $3.1 million.

In late 2013, we announced a reorganization in parts of EMEA region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions included the closure of our sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to reduce selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland. In fiscal years 2013 and 2014, we recorded a total of $27.1 million of cash and non-cash charges related to this reorganization.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken in 2013 and 2014 for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$2.3	$—	$2.3
Cash paid	(1.0)	—	(1.0)
Impact of foreign exchange	0.1	—	0.1
Balance as of February 29, 2016	$1.4	—	$1.4

Balance as of November 30, 2014	$9.3	$0.7	$10.0
Cash paid	(1.1)	(0.3)	(1.4)
Impact of foreign exchange	(0.8)	(0.1)	(0.9)
Balance as of February 28, 2015	$7.4	$0.3	$7.7

4.	GOODWILL
The changes in the carrying amount of goodwill by segment for the three months ended February 29, 2016 and February 28, 2015 were as follows (in millions):

	2016		2015
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,587.7	$171.6	$1,581.1	$141.1
Foreign currency fluctuations	7.6	(2.9)	(69.5)	(1.5)
Balance as of end of February	$1,595.3	$168.7	$1,511.6	$139.6

5.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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
As of February 29, 2016, the maximum time frame for our foreign exchange forward contracts is nine months.
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $3.6 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 29, 2016	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$4.5		—	—
Foreign exchange contracts	Other current assets	150.5	4.4	Other accrued liabilities	$119.8	$1.8
Total			$8.9			$1.8

As of February 28, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$4.9
Foreign exchange contracts	Other current assets	92.3	8.4	Other accrued liabilities	$178.4	$3.4
Total			$13.3			$3.4

As of November 30, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$2.5	Other accrued liabilities	$100.0	$0.6
Foreign exchange contracts	Other current assets	179.5	3.4	Other accrued liabilities	85.0	0.7
Total			$5.9			$1.3

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three month periods ended February 29, 2016 and February 28, 2015 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		2016	2015
Interest rate contracts	Interest expense	$0.6	$1.2

Cash Flow Hedges –

Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2016	2015		2016	2015
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$—
Foreign exchange contracts	2.1	3.0	Cost of goods sold	1.3	1.1
Total	$2.1	$3.0		$1.2	$1.1

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 29, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$111.8	$111.8	$—	$—
Insurance contracts	97.7	—	97.7	—
Bonds and other long-term investments	9.2	9.2	—	—
Interest rate derivatives	4.5	—	4.5	—
Foreign currency derivatives	4.4	—	4.4	—
Total	$227.6	$121.0	$106.6	$—
Liabilities
Foreign currency derivatives	$1.8	$—	$1.8	$—
Contingent consideration related to acquisition	28.4	—	—	28.4
Total	$30.2	$—	$1.8	$28.4

		February 28, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$81.8	$81.8	$—	$—
Insurance contracts	106.8	—	106.8	—
Bonds and other long-term investments	7.8	7.8	—	—
Interest rate derivatives	4.9	—	4.9	—
Foreign currency derivatives	8.4	—	8.4	—
Total	$209.7	$89.6	$120.1	$—
Liabilities
Foreign currency derivatives	$3.4	$—	$3.4	$—

		November 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$112.6	$112.6	$—	$—
Insurance contracts	104.1	—	104.1	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	2.5	—	2.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$231.1	$121.1	$110.0	$—
Liabilities
Foreign currency derivatives	$0.7	$—	$0.7	$—
Interest rate derivatives	0.6	—	0.6	—
Contingent consideration related to acquisition	27.1	—	—	27.1
Total	$28.4	$—	$1.3	$27.1
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

The following table sets forth the carrying amount and fair values of our long-term debt (including the current portion thereof) at February 29, 2016, February 28, 2015 and November 30, 2015 (in millions):

	February 29, 2016	February 28, 2015	November 30, 2015
Carrying amount	$1,056.9	$1,012.5	$1,256.2
Fair value	1,147.3	1,107.8	1,325.6

The acquisition-date fair value of the liability for contingent consideration related to our acquisition of D&A was approximately $27.7 million (see note 2). The fair value of the liability as of November 30, 2015 was $27.1 million and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the earn-out period, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, will be recognized in income on a quarterly basis until settlement in fiscal 2018.
The change in fair value of our Level 3 liabilities for the three months ended February 29, 2016 is summarized as follows (in millions):

	Beginning of year	Settlements	Changes in fair value including accretion	Impact of foreign currency	Balance as of February 29, 2016
Contingent consideration related to acquisition	$27.1	$—	$0.4	$0.9	$28.4

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	United States		International
	2016	2015	2016	2015
Defined benefit plans
Service cost	$5.4	$5.9	$1.7	$2.1
Interest costs	8.3	7.9	2.9	3.1
Expected return on plan assets	(10.1)	(10.0)	(4.1)	(4.4)
Amortization of prior service costs	—	—	0.1	0.1
Amortization of net actuarial losses	3.1	4.2	1.0	1.5
Total pension expense	$6.7	$8.0	$1.6	$2.4

During the three months ended February 29, 2016 and February 28, 2015, we contributed $6.9 million and $7.3 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2015 were $15.7 million.
The following table presents the components of our other postretirement benefits expense for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Three months ended
	2016	2015
Other postretirement benefits
Service cost	$0.8	$0.8
Interest costs	0.9	0.9
Amortization of gains	(0.1)	—
Total other postretirement expense	$1.6	$1.7

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Three months ended
	2016	2015
Stock-based compensation expense	$3.0	$3.7

Our 2016 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2015 annual grant.
The following is a summary of our stock option activity for the three months ended February 29, 2016 and February 28, 2015:

	2016		2015
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$59.20	4.8	$54.17
Exercised	(0.1)	41.95	(0.3)	39.90
Outstanding at end of the period	4.7	$59.64	4.5	$54.89
Exercisable at end of the period	3.0	$52.41	2.7	$47.10
As of February 29, 2016, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $156.8 million and for options currently exercisable was $121.4 million. The total intrinsic value of all options exercised during the three months ended February 29, 2016 and February 28, 2015 was $5.6 million and $8.5 million, respectively.
The following is a summary of our RSU activity for the three months ended February 29, 2016 and February 28, 2015:

	2016		2015
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	270	$71.03	239	$67.60
Vested	(4)	37.94	—	—
Forfeited	(3)	74.11	(3)	71.19
Outstanding at end of period	263	$71.49	236	$67.55
The following is a summary of our LTPP activity for the three months ended February 29, 2016 and February 28, 2015:

	2016		2015
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	192	$70.94	231	$61.94
Granted	108	86.40	96	74.02
Vested	(18)	64.74	(65)	48.78
Forfeited	(1)	74.02	—	—
Outstanding at end of period	281	$77.28	262	$69.64

9.	INCOME TAXES

Income taxes for the three months ended February 29, 2016 included $3.8 million of discrete tax benefits consisting of the following: (i) recognition of the tax year 2015 research tax credit of $2.4 million related to new legislation enacted in our first quarter; (ii) the reversal of unrecognized tax benefits and related interest of $0.7 million associated with the expiration of statute of limitations in various jurisdictions; and (iii) a $0.7 million revaluation of a deferred tax liability related to legislation enacted in our first quarter reducing the statutory tax rate for a non-US jurisdiction. Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 29, 2016.

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

As of February 29, 2016, we believe that the reasonably possible total amount of unrecognized tax benefits that could decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlement would not be material.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Three months ended
	2016	2015
Average shares outstanding – basic	127.1	128.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.2	1.1
Average shares outstanding – diluted	128.3	129.3

The following table sets forth the stock options and RSUs for the three months ended February 29, 2016 and February 28, 2015 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended
	2016	2015
Anti-dilutive securities	0.2	0.4
The following table sets forth the common stock activity for the three months ended February 29, 2016 and February 28, 2015 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended
	2016	2015
Shares issued under stock option, employee stock purchase plans and RSUs	0.1	0.3
Shares repurchased in connection with the stock repurchase program	0.6	0.9
As of February 29, 2016, $522 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	February 29, 2016	February 28, 2015	November 30, 2015
Foreign currency translation adjustment	$(231.8)	$(105.1)	$(206.6)
Unrealized gain on foreign currency exchange contracts	2.5	3.7	1.5
Unamortized value of settled interest rate swaps	2.3	2.8	2.1
Pension and other postretirement costs	(196.7)	(216.3)	(203.1)
Accumulated other comprehensive loss	$(423.7)	$(314.9)	$(406.1)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2016	2015
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$—	Interest expense
Foreign exchange contracts	(1.3)	(1.1)	Cost of goods sold
Total before tax	(1.2)	(1.1)
Tax effect	0.3	0.3	Income taxes
Net, after tax	$(0.9)	$(0.8)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$0.1	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	4.0	5.7	SG&A expense/ Cost of goods sold
Total before tax	4.1	5.8
Tax effect	(1.4)	(2.0)	Income taxes
Net, after tax	$2.7	$3.8

(1) This accumulated other comprehensive income component is included in the computation of total pension expense (refer to note 7 for additional details).

12.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “Drogheria & Alimentari” and "Stubb's". Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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

	Consumer	Industrial	Total
		(in millions)
Three months ended February 29, 2016
Net sales	$633.8	$396.4	$1,030.2
Operating income excluding special charges	94.3	36.4	130.7
Income from unconsolidated operations	7.6	0.8	8.4

Three months ended February 28, 2015
Net sales	$620.3	$390.1	$1,010.4
Operating income excluding special charges	91.5	30.6	122.1
Income from unconsolidated operations	10.2	(0.3)	9.9

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows:

	For the three months ended
(millions)	February 29, 2016	February 28, 2015
Operating income	$129.1	$93.7
Add: Special charges	1.6	28.4
Operating income excluding special charges	$130.7	$122.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Business profile
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
We operate in two business segments, consumer and industrial. Our consumer segment customers span a variety of retailers that include grocery mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands. In our industrial segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied both directly and indirectly through distributors.
Demand for flavor is growing globally, and across both segments, we have the customer base and product breadth to participate in all types of eating occasions, whether it is cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer customers and consumers a range of products that meet the increasing demand for certain product attributes such as organic, gluten-free and non-GMO (genetically modified organisms) and that extend from premium to value-priced.
Long-term growth objectives
Our long-term annual growth objectives are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%, all in constant currency.
Sales growth - Over time, we expect to grow sales with similar contributions from: 1) our base business-driven by brand marketing support, customer intimacy and category growth; 2) product innovation; and 3) acquisitions.
In 2015, we increased our investment in brand marketing by 6% over 2014 and 44% from 2010. We measure the return on this investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products. Digital marketing reached 38% of advertising spend in 2015, compared to 11% in 2010.
For our consumer segment, innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value-priced flavors. Recent innovation includes new varieties in the relaunch of our entire gourmet product line. That relaunch also included new packaging and a flavor seal technology. Other innovation includes herb grinders and slow cooker sauces across North America, premium pepper grinders and grilling products across Europe, and a Thai chili sauce in China. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating. We founded the McCormick Science Institute in 2007 to fund the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits.
Acquisitions are contributing approximately one-third of our sales growth. Since 2007, we have completed 11 acquisitions and joint ventures, including three acquisitions added in 2015. Flavor is central to our pipeline of acquisition opportunities. This pipeline includes both consumer and industrial businesses that meet the growing demand for flavor and health. In addition to bolt-on opportunities, we are seeking larger acquisitions. Geographically, our focus is on acquisitions that build scale where we currently have presence in developed and emerging markets.
Cost savings - We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from organization and streamlining actions. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share. Examples of CCI cost savings include vendor consolidation, high-speed equipment and automation, process reliability, system technology and sustainability. Since inception in 2009, CCI cost savings have totaled nearly $450 million and in 2015, together with organization and streamlining actions, we reached a record $98 million in cost savings. In 2016, we set a four-year goal to deliver $400 million of cost savings by November 30, 2019.

Cash flow - Our business generates strong cash flow and in 2015, net cash provided by operating activities reached $590.0 million, an increase from $503.6 million in 2014. We have a balanced use of cash for capital expenditures, acquisitions and the return of cash to shareholders through dividends and share repurchases. In 2015, that return of cash to shareholders was $350.7 million, and our Board declared the 30th consecutive annual increase in our quarterly dividend.
2016 outlook
In 2016, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2015, on our sales and earnings. In 2016, sales are projected to grow 1% to 3%, or 4% to 6% on a constant currency basis.
Led by CCI, cost savings are expected to reach at least $95 million in 2016, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the low single-digit range and we expect to offset this impact with our cost savings and pricing actions. We also plan to increase brand marketing by approximately $20 million in 2016.
Diluted earnings per share was $3.11 in 2015. Earnings per share for 2016 are projected to range from $3.65 to $3.72. Excluding the earnings per share impact of special charges of $0.37 in 2015, adjusted diluted earnings per share was $3.48 in 2015. Adjusted diluted earnings per share (excluding an estimated $0.03 impact from special charges expected to be recorded in 2016) are projected to be $3.68 to $3.75 in 2016. On a constant currency basis, we expect adjusted diluted earnings per share in 2015 to grow 9% to 11% over adjusted diluted earnings per share of $3.48 in 2015. We expect this growth rate to be mainly driven by increased adjusted operating income.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
(in millions)	February 29, 2016	February 28, 2015
Net sales	$1,030.2	$1,010.4
Percent increase	2.0%	1.7%
Gross profit	$405.0	$389.7
Gross profit margin	39.3%	38.6%
Sales for the first quarter of 2016 increased by 2.0% from the prior year level and included a 4.6% unfavorable impact from foreign currency exchange rates. On a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures), our sales increased 6.6% over the prior year level, with increases in both our consumer and industrial segments, as higher volume and product mix increased net sales by 3.0%, pricing actions added 0.9%, and acquisitions added 2.7%.

Gross profit for the first quarter of 2016 increased by $15.3 million, or 3.9%, over the comparable period in 2015, and our gross profit margin increased 70 basis points from the year ago quarter to 39.3%. This increase in gross profit margin in the first quarter represents a sequential improvement from the 30-basis-point increase in the fourth quarter of 2015 and resulted from continued benefit from CCI and our organization and streamlining actions, scale benefits from higher sales and pricing actions taken to offset material cost inflation.

	Three months ended
(in millions)	February 29, 2016	February 28, 2015
Selling, general & administrative expense (SG&A)	$274.3	$267.6
Percent of net sales	26.6%	26.5%
SG&A as a percent of net sales increased by 10 basis points from the year ago quarter to 26.6% in the first quarter of 2016. As compared to the first quarter of 2015, an increase in certain employee benefits expense, a $1.0 million increase in expenses related to brand marketing, and incremental expense associated with amortization of intangible assets related to our Brand

Aromatics, D&A and Stubb’s acquisitions resulted in an increase in SG&A as a percentage of sales in the first quarter of 2016. However, that increase was substantially offset by savings from organization and streamlining actions, lower distribution expenses due largely to favorable fuel costs, and a $2.1 million reduction in pension expense.

	Three months ended
(in millions)	February 29, 2016	February 28, 2015
Special charges	$1.6	$28.4

During the three months ended February 29, 2016, we recorded $1.6 million of special charges in connection with organization and streamlining actions initiated in 2015. Of that amount, $1.1 million related to other exit costs associated with our EMEA reorganization, $0.3 million related to other exit costs associated with the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines and $0.2 million represented employee severance and related costs associated with our North America effectiveness initiative. During the three months ended February 28, 2015, we recorded $28.4 million of special charges, consisting of $24.5 million related to employee severance and related costs associated with our North American effectiveness initiative and $3.9 million consisting of severance and related costs associated with our EMEA reorganization initiated in 2015.

	Three months ended
(in millions)	February 29, 2016	February 28, 2015
Interest expense	$13.9	$12.9
Other (income) expense, net	(1.1)	0.2
Interest expense was higher in the three months ended February 29, 2016 compared to the same period of the prior year due to an increase in average borrowings as well as higher interest rates. The increase in other income for the three months ended February 29, 2016 was principally the result of interest income and non-operating foreign currency transaction gains.

	Three months ended
(in millions)	February 29, 2016	February 28, 2015
Income from consolidated operations before income taxes	$116.3	$80.6
Income taxes	31.3	20.0
Effective tax rate	26.9%	24.8%
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
Our effective tax rate of 26.9% in the first quarter of 2016 exceeded our effective tax rate of 24.8% in the year ago period.
In both the first quarter of 2016 and 2015, income tax expense was reduced by net discrete tax benefits aggregating $3.8 million. See note 9 of the accompanying financial statements for a further description of these discrete items. Those $3.8 million net discrete tax benefits had a disproportionate impact on our effective tax rate in each quarter due to the disparity in income from consolidated operations before income taxes, which rose from $80.6 million in the year ago period to $116.3 million in the first quarter of 2016. In the three months ended February 29, 2016, the $3.8 million of net discrete tax benefits reduced our effective tax rate by 3.3% to 26.9%. In the quarter ended February 28, 2015, the $3.8 million of net discrete tax benefits reduced our effective tax rate by 4.7% to 24.8%. Absent the impact of the first quarters’ net discrete tax benefits, our effective tax rate rose by 70 basis points in the first quarter of 2016 compared to the year ago quarter, principally due to changes in our expected mix of business across tax jurisdictions in 2016 as compared to 2015.
Absent additional discrete items for the remainder of the year, we expect our annual effective tax rate for 2016 to be approximately 28%.

	Three months ended
(in millions)	February 29, 2016	February 28, 2015
Income from unconsolidated operations	$8.4	$9.9

Income from unconsolidated operations for the three months ended February 29, 2016 decreased by $1.5 million as compared to the corresponding period in 2015. This decrease was largely due to an unfavorable foreign currency impact on our joint venture in Mexico. During the quarter ended February 29, 2016, our income from that joint venture declined at a double-digit rate from that of the year ago period when translated in U.S. dollars; however, in local currency, the joint venture’s net income rose at a mid-single-digit rate.
The following table outlines the major components of the change in diluted earnings per share from the quarter ended February 28, 2015 to the quarter ended February 29, 2016:

Three months ended February
2015 Earnings per share – diluted	$0.55
Decrease in special charges	0.14
Increase in operating income	0.05
Impact of effective tax rate	(0.01)
Decrease in income from unconsolidated operations	(0.01)
Impact of higher interest expense	(0.01)
Impact of higher other income	0.01
Impact of lower shares outstanding	0.01
2016 Earnings per share – diluted	$0.73

RESULTS OF OPERATIONS - SEGMENTS
CONSUMER SEGMENT

	Three months ended
	February 29, 2016	February 28, 2015
(in millions)
Net sales	$633.8	$620.3
Percent increase	2.2%	0.8%
Operating income, excluding special charges	$94.3	$91.5
Operating income margin, excluding special charges	14.9%	14.8%
In the first quarter of 2016, sales of our consumer segment increased by 2.2%, which included a 4.2% unfavorable impact from foreign currency rates, as compared to the first quarter of 2015. On a constant currency basis, consumer sales increased by 6.4% in the first quarter of 2016, due to higher volume and product mix of 2.2% and pricing actions that added 1.0% to sales. Our acquisitions of Drogheria & Alimentari (D&A) and Stubb's during the second and third quarters of 2015, respectively, increased consumer segment sales by 3.2% during the first quarter of 2016.
In the Americas, consumer sales rose 2.3% in the first quarter of 2016 as compared to the first quarter of 2015. That increase included a 1.4% unfavorable impact from foreign currency rates. On a constant currency basis, Americas consumer sales increased by 3.7%, which included a 1.0% increase attributable to higher volume and product mix and a 1.3% increase in pricing. The acquisition of Stubb's, which closed in August 2015, added 1.4% to sales for the quarter.

Excluding the impact of the Stubb’s acquisition, constant currency sales growth in this region during the first quarter of 2016 was led by higher U.S. sales of core spices and herbs, Lawry’s brand, Hispanic items and Simply Asia products. That growth was offset, in part, by lower sales of certain economy products in the U.S. In addition, a decline in volume and product mix was experienced in Canada, compared to the first quarter of 2015, as consumers adjusted to some significant price increases related, in part, to the impact of foreign currency exchange rates.

In the EMEA region, consumer sales increased 3.7% in the first quarter of 2016 as compared to the first quarter of 2015. That increase included an unfavorable impact of 10.3% from foreign exchange rates. On a constant currency basis, EMEA consumer sales rose 14.0%. The acquisition of D&A, which closed at the end of the second quarter 2015, added 10.2% to sales for the first quarter of 2016. The remainder of the constant currency sales growth was a result of higher pricing that increased sales by 1.9% as well as higher volumes and product mix that increased sales by 1.9%, with these increases in volume driven by expanded distribution in Poland and our performance in France, principally as a result of new products and brand marketing.

In the Asia/Pacific region, consumer sales decreased 0.2% in the first quarter of 2016, compared to the first quarter of 2015, which included a 5.5% decrease from unfavorable foreign exchange rates. On a constant currency basis, consumer sales in the Asia/Pacific region rose 5.3%, driven by a 6.6% increase in sales from volume and product mix, partially offset by a 1.3% decrease from lower pricing. We grew constant currency sales in China at a double-digit rate with a broad-based increase across a number of product categories and with both our McCormick brand and brands added as part of the 2013 acquisition of Wuhan Asia Pacific Condiments. A major offset was our consumer business in India, where our first quarter sales were impacted by our decision to discontinue sales of certain low-margin Kohinoor products. The reduced sales from our Kohinoor business had a 400 basis point impact on reported sales in the region this quarter as compared to the year ago period.

Operating income, excluding special charges, for the first quarter of 2016 for our consumer segment increased $2.8 million, or 3.1%, compared to the first quarter of 2015. In constant currency, adjusted operating income rose 6.7% from the year ago period, with the impact of sales growth and cost savings more than offsetting higher material costs and certain employee benefits expense. Brand marketing expense in the first quarter of 2016 was comparable to the year ago period; however, brand marketing expense is expected to be higher in the second quarter of 2016 related, in part, to the launch of new products.

INDUSTRIAL SEGMENT

	Three months ended
	February 29, 2016	February 28, 2015
(in millions)
Net sales	$396.4	$390.1
Percent increase	1.6%	3.2%
Operating income, excluding special charges	$36.4	$30.6
Operating income margin, excluding special charges	9.2%	7.8%
Our industrial segment grew sales by 1.6% in the first quarter of 2016, which included a 5.3% unfavorable impact from foreign currency rates, as compared to the first quarter of 2015. On a constant currency basis, industrial sales increased by 6.9% in the first quarter of 2016, due to higher volume and product mix that increased sales by 4.3%, pricing actions that added 0.8% to sales and the impact of our acquisition of Brand Aromatics in the second quarter 2015 that increased sales by 1.8%.
In the Americas, industrial sales increased by 3.2% during the first quarter of 2016 from the prior year level. That increase included an unfavorable impact of 3.2% from foreign currency rates. Industrial sales in the Americas rose by 6.4% on a constant currency basis as higher volume and product mix increased sales by 3.5% and pricing actions added 0.2% to sales. The acquisition of Brand Aromatics in the second quarter of 2015 increased industrial sales in the Americas by 2.7% for the first quarter of 2016.
Excluding the impact of the Brand Aromatics acquisition, higher volume and product mix in this region in the first quarter of 2016, as compared to the year ago period, was led by sales of snack seasonings, with particularly strong growth in the Latin America market from our operation based in Mexico.

In the EMEA region, industrial sales decreased 0.3% in the first quarter of 2016 from the prior year level, which included an unfavorable foreign currency impact of 11.0%. On a constant currency basis, industrial sales increased 10.7% in the first quarter of 2016, with higher volume and product mix contributing 8.3% and pricing actions adding 2.4% to sales growth. Our EMEA region is benefiting from our strong customer relationships with leading quick service restaurants and food manufacturers, which is directly supporting the growth and geographic expansion in this region.

In the Asia/Pacific region, industrial sales decreased 4.0% in the first quarter of 2016, compared to the first quarter of 2015. That decrease included an unfavorable foreign exchange rate impact of 7.4%. On a constant currency basis, sales increased 3.4% led by higher volume and product mix that increased sales by 2.0% and higher pricing that increased sales by 1.4%. We grew sales in constant currency in both Australia and China mainly with quick service restaurants in this region during the first quarter of 2016.

Operating income, excluding special charges, for the first quarter of 2016 for our industrial segment increased by $5.8 million, or 19.0%, compared to the first quarter of 2015. On a constant currency basis, operating income, excluding special charges, for our industrial segment increased by 27.1% in the first quarter of 2016, compared to the corresponding period in 2015, with the favorable impact of higher sales, cost savings and a shift toward more value-added products. During the first quarter, these favorable factors more than offset the unfavorable year-on-year impact of increases in material costs and certain employee benefits expense.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.

The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts (in millions):

	February 29, 2016	February 28, 2015	November 30, 2015
Notional value	$270.3	$270.7	$264.5
Unrealized net gain	2.6	5.0	2.7
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
The following table sets forth the notional values and fair values of our interest rate swap contracts (in millions):

	February 29, 2016	February 28, 2015	November 30, 2015
Notional value	$100.0	$100.0	$200.0
Unrealized net gain	4.5	4.9	1.9
The change in fair values of our interest raw swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives. During the first quarter of 2016, $100.0 million of interest rate swaps expired; those swaps were designated as fair value hedges on a portion of our $200.0 million of 5.2% notes that matured in December 2015.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are pepper, dairy products, capsicums (red peppers and paprika), rice, onion, wheat flour and garlic. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 29, 2016, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2015.

NON-GAAP FINANCIAL MEASURES
The table below includes financial measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President Global Industrial Segment and McCormick International, President Global Consumer Segment and North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
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

	For the year ended November 30, 2015	For the three months ended		Estimated for the year ending November 30, 2016
		February 29, 2016	February 28, 2015
Operating income	$548.4	$129.1	$93.7

Impact of special charges included in cost of goods sold	4.0	—	—
Impact of other special charges (including non-cash impairment charge of $9.6 million for the year ended November 30, 2015)	61.5	1.6	28.4
Total special charges	65.5	1.6	28.4

Adjusted operating income	$613.9	$130.7	$122.1

Net income	$401.6	$93.4	$70.5
Impact of total special charges (1)	49.9	1.3	19.9
Impact of special charges attributable to non-controlling interests (2)	(2.0)	—	—
Adjusted net income	$449.5	$94.7	$90.4

Earnings per share – diluted	$3.11	$0.73	$0.55	$3.65 to $3.72
Impact of total special charges	0.38	0.01	0.15	0.03
Impact of special charges attributable to non-controlling interests (2)	(0.01)	—	—	—
Adjusted earnings per share – diluted	$3.48	$0.74	$0.70	$3.68 to $3.75

(1) Total special charges of $65.5 million for 2015 are net of taxes of $15.6 million. Total special charges of $1.6 million and $28.4 million for the three months ended February 29, 2016 and February 28, 2015 are net of taxes of $0.3 million and $8.5 million, respectively.

(2) Represents the portion of the Kohinoor total special charges of $14.2 million for 2015 attributable to Kohinoor's 15% non-controlling interests and the related per share impact.

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

Constant currency growth rates follow:

	Three Months Ended February 29, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.3%	(1.4)%	3.7%
EMEA	3.7%	(10.3)%	14.0%
Asia/Pacific	(0.2)%	(5.5)%	5.3%
Total Consumer	2.2%	(4.2)%	6.4%
Industrial segment:
Americas	3.2%	(3.2)%	6.4%
EMEA	(0.3)%	(11.0)%	10.7%
Asia/Pacific	(4.0)%	(7.4)%	3.4%
Total Industrial	1.6%	(5.3)%	6.9%
Total net sales	2.0%	(4.6)%	6.6%

Adjusted operating income:
Consumer segment	3.1%	(3.6)%	6.7%
Industrial segment	19.0%	(8.1)%	27.1%
Total adjusted operating income	7.0%	(4.8)%	11.8%
To present “constant currency” information for the fiscal year 2016 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2016 and are compared to the 2015 results, translated into U.S. dollars using the same 2016 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2015. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income (however, no adjustment is made for the company’s share of income of unconsolidated operations that are denominated in currencies other than the U.S. dollar) divided by historical shares outstanding for fiscal year 2015 or projected shares outstanding for fiscal year 2016, as appropriate.

Projection for Year Ending November 30, 2016
Percentage change in adjusted earnings per share	6% to 8%
Impact of foreign currency exchange	(3)%
Percentage change in adjusted earnings per share in constant currency	9% to 11%

In addition to the above non-GAAP financial measures, we use total debt to adjusted earnings before interest, tax, depreciation and amortization (adjusted EBITDA) as a measure of leverage. We define adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization and special charges. EBITDA and the ratio of total debt to adjusted EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to adjusted EBITDA, excluding the temporary impact from acquisition activity, is 1.5 to 1.8. We believe that total debt to adjusted EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

The following table reconciles our adjusted EBITDA to our net income for the trailing twelve month periods ended February 29, 2016, February 28, 2015 and November 30, 2015 (dollars in millions):

	February 29, 2016	February 28, 2015	November 30, 2015
Net income	$424.5	$425.9	$401.6
Special charges (1)	36.7	33.6	63.5
Depreciation and amortization	107.4	100.8	105.9
Interest expense	54.3	50.2	53.3
Income tax expense	142.6	130.9	131.3
Adjusted EBITDA	$765.5	$741.4	$755.6

Total debt	$1,446.5	$1,323.0	$1,395.7

Total debt/Adjusted EBITDA	1.89	1.78	1.85

(1) Consists of:	February 29, 2016	February 28, 2015	November 30, 2015
Special charges included in cost of goods sold	$4.0	$—	$4.0
Other special charges (including non-cash impairment charge of $9.6 million for the twelve months ended February 29, 2016 and November 30, 2015)	34.7	33.6	61.5
Special charges attributable to non-controlling interests	(2.0)	—	(2.0)
Total	$36.7	$33.6	$63.5

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 29, 2016	February 28, 2015
	(in millions)
Net cash provided by operating activities	$77.9	$95.9
Net cash used in investing activities	(22.2)	(15.5)
Net cash used in financing activities	(45.5)	(64.2)
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the three months ended February 29, 2016, cash flow from operations was $18.0 million lower than the same period of 2015. Net income for the first quarter of 2016 rose by $22.9 million from the year ago period to $93.4 million. However, cash flow from operations in the first quarter of 2015 exceeded net income for that period due to the non-cash after-tax impact of special charges of $19.9 million ($28.4 million pre-tax).The reduction in cash flow from operations in the first quarter of 2016 as compared to the year ago period was principally due to the timing of certain payments for raw material purchases. Those payments occurred in the first quarter of 2016 but occurred in the second quarter of 2015.
Investing Cash Flow – The increase in net cash used in investing activities was due to a higher level of capital expenditures. During the first quarter of 2016, we spent $22.4 million on capital expenditures, compared to $15.5 million for the same period last year. Capital expenditures for fiscal year 2016 are expected to be $150 million to $160 million.
Financing Cash Flow – The $18.7 million decline in net cash used in financing activities in the first three months of 2016, when compared to the prior year level, is primarily due to a decrease in share repurchase activity coupled with a net increase in net short-term borrowings, offset by repayments of maturing long-term debt. In the first three months of 2016, we had a net increase in short-term borrowings of $250.8 million compared to a net increase in short-term borrowings of $40.9 million for the same period last year. During the first quarter of 2016, we paid off $200 million of 5.20% notes that matured in December 2015.
The following table outlines the activity in our share repurchase program for the three months ended February 29, 2016 and February 28, 2015 (in millions):

	2016	2015
Number of shares of common stock repurchased	0.6	0.9
Dollar amount	$47.8	$64.9
As of February 29, 2016, $522 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.
During the three months ended February 29, 2016, we received proceeds of $7.8 million from exercised options compared to $11.3 million received in the first three months of last year. We increased dividends paid to $54.6 million for the first quarter of 2016 compared to $51.3 million of dividends paid in the same period last year. Dividends paid in the first quarter of 2016 were declared on November 24, 2015.

The following table presents the ratios of our total debt to our adjusted EBITDA for the trailing twelve month periods ended February 29, 2016, February 28, 2015 and November 30, 2015:

	February 29, 2016	February 28, 2015	November 30, 2015
Total debt/Adjusted EBITDA	1.89	1.78	1.85

Our ratio of total debt to adjusted EBITDA of 1.89 as of February 29, 2016 is higher than the ratios of 1.85 and 1.78 as of November 30, 2015 and February 28, 2015, respectively. The increase in the ratio from 1.78 as of February 28, 2015 to 1.89 as of February 29, 2016 is principally due to an increase in total debt to assist in funding the acquisitions of Brand Aromatics, D&A and Stubb’s during the twelve months ended February 29, 2016. The increase in the ratio from 1.85 as of November 30, 2015 to 1.89 as of February 29, 2016 is principally due to an increase in short-term borrowings partially offset by the repayment of $200 million of long-term debt. (See note 2 of the accompanying financial statements for further details regarding acquisitions made in 2015.)
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 29, 2016, we temporarily used $173.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At February 28, 2015, we temporarily used $199.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 29, 2016 and February 28, 2015 were $520.6 million and $484.7 million, respectively. Total average debt outstanding for the three months ended February 29, 2016 and February 28, 2015 was $1,575.6 million and $1,489.7 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 29, 2016, the exchange rates for the Canadian dollar, Australian dollar, the British pound sterling; Chinese renminbi and the Polish zloty were lower than at February 28, 2015 and at November 30, 2015. At February 29, 2016, the exchange rate for the Euro was higher than at November 30, 2015, but lower than at February 28, 2015.
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
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total contributions to our pension plans in 2016 of approximately $16 million, which is comparable to the $15.7 million of contributions in 2015. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. In order to meet these cash requirements, we intend to use our existing cash, cash equivalents, and internally generated funds, to borrow under our existing credit facilities or other short-term borrowing facilities, and, depending upon the significance of the cost of a particular acquisition to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in emerging markets.

As described in note 2 of the accompanying financial statements, we acquired Brand Aromatics, D&A and Stubb's during the year ended November 30, 2015.

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

For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2015. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2015 fiscal year end.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2015 to December 31, 2015	CS – 0	$—	—	$545 million
	CSNV – 290,000	$85.69	290,000
January 1, 2016 to January 31, 2016	CS – 0	$—	—	$524 million
	CSNV – 252,426	$83.79	252,426
February 1, 2016 to February 29, 2016	CS – 20,562	$88.25	20,562	$522 million
	CSNV – 0	$—	—
Total	CS – 20,562	$88.25	20,562	$522 million
	CSNV – 542,426	$84.80	542,426
As of February 29, 2016, $522 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2016, we issued 197,781 shares of CSNV in exchange for shares of CS and issued 28,407 shares of CS in exchange for shares of CSNV.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

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

(viii)
Form of 3.25% Notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.

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
Form of Long-Term Performance Plan Agreement, formerly known as the Mid-Term Incentive Plan, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

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
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 29, 2016, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

March 29, 2016	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

March 29, 2016	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller