Form 10-Q
period 2016-05-31
MCCORMICK & CO INC
filed 2016-07-01
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2016
Common Stock	11,606,355
Common Stock Non-Voting	115,044,381

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Net sales	$1,063.3	$1,024.1	$2,093.5	$2,034.5
Cost of goods sold	630.5	620.1	1,255.7	1,240.8
Gross profit	432.8	404.0	837.8	793.7
Selling, general and administrative expense	303.9	281.2	578.2	548.8
Special charges	3.9	19.0	5.5	47.4
Operating income	125.0	103.8	254.1	197.5
Interest expense	13.7	13.0	27.6	25.9
Other income, net	0.7	0.6	1.8	0.4
Income from consolidated operations before income taxes	112.0	91.4	228.3	172.0
Income taxes	25.9	14.5	57.2	34.5
Net income from consolidated operations	86.1	76.9	171.1	137.5
Income from unconsolidated operations	7.7	7.4	16.1	17.3
Net income	$93.8	$84.3	$187.2	$154.8
Earnings per share – basic	$0.74	$0.66	$1.47	$1.21
Average shares outstanding – basic	126.9	127.9	127.0	128.1
Earnings per share – diluted	$0.73	$0.65	$1.46	$1.20
Average shares outstanding – diluted	128.3	129.0	128.3	129.2
Cash dividends paid per share	$0.43	$0.40	$0.86	$0.80
Cash dividends declared per share	$0.43	$0.40	$0.43	$0.40
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Net income	$93.8	$84.3	$187.2	$154.8
Net income attributable to non-controlling interest	—	1.2	0.7	2.4
Other comprehensive income (loss):
Unrealized components of pension plans	1.8	6.2	9.5	15.8
Currency translation adjustments	38.2	(13.4)	13.0	(150.6)
Change in derivative financial instruments	(3.2)	(0.7)	(1.6)	0.5
Deferred taxes	(0.8)	(1.9)	(2.5)	(4.4)
Comprehensive income	$129.8	$75.7	$206.3	$18.5

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2016	May 31, 2015	November 30, 2015
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$131.5	$89.5	$112.6
Trade accounts receivables, net	399.6	390.6	455.2
Inventories, net
Finished products	343.8	323.8	319.9
Raw materials and work-in-process	395.8	414.7	390.9
	739.6	738.5	710.8
Prepaid expenses and other current assets	131.5	140.3	127.9
Total current assets	1,402.2	1,358.9	1,406.5
Property, plant and equipment	1,589.8	1,486.2	1,531.3
Less: accumulated depreciation	(952.7)	(896.1)	(912.9)
Property, plant and equipment, net	637.1	590.1	618.4
Goodwill	1,837.1	1,719.8	1,759.3
Intangible assets, net	410.2	364.6	372.1
Investments and other assets	357.7	345.0	351.5
Total assets	$4,644.3	$4,378.4	$4,507.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$513.1	$416.7	$139.5
Current portion of long-term debt	0.6	205.9	203.5
Trade accounts payable	366.2	337.8	411.9
Other accrued liabilities	390.8	378.4	485.3
Total current liabilities	1,270.7	1,338.8	1,240.2
Long-term debt	1,055.2	807.9	1,052.7
Other long-term liabilities	544.9	496.4	528.0
Total liabilities	2,870.8	2,643.1	2,820.9
Shareholders’ Equity
Common stock	402.1	378.0	384.5
Common stock non-voting	672.3	641.6	655.1
Retained earnings	1,069.8	1,020.4	1,036.7
Accumulated other comprehensive loss	(387.7)	(324.7)	(406.1)
Non-controlling interests	17.0	20.0	16.7
Total shareholders’ equity	1,773.5	1,735.3	1,686.9
Total liabilities and shareholders’ equity	$4,644.3	$4,378.4	$4,507.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2016	2015
Operating activities
Net income	$187.2	$154.8
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	53.0	52.5
Stock-based compensation	15.8	13.9
Income from unconsolidated operations	(16.1)	(17.3)
Changes in operating assets and liabilities	(43.7)	(35.2)
Dividends from unconsolidated affiliates	16.5	17.2
Net cash flow provided by operating activities	212.7	185.9
Investing activities
Acquisition of businesses (net of cash acquired)	(118.1)	(111.5)
Capital expenditures	(54.8)	(42.7)
Proceeds from sale of property, plant and equipment	1.5	0.1
Net cash flow used in investing activities	(171.4)	(154.1)
Financing activities
Short-term borrowings, net	373.8	148.2
Long-term debt repayments	(201.8)	(0.3)
Proceeds from exercised stock options	21.9	14.2
Common stock acquired by purchase	(100.8)	(69.9)
Dividends paid	(109.3)	(102.5)
Net cash flow used in financing activities	(16.2)	(10.3)
Effect of exchange rate changes on cash and cash equivalents	(6.2)	(9.3)
Increase in cash and cash equivalents	18.9	12.2
Cash and cash equivalents at beginning of period	112.6	77.3
Cash and cash equivalents at end of period	$131.5	$89.5
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
The results of consolidated operations for the three and six month periods ended May 31, 2016 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2015.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2018. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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

On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's closer-to-fresh products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $118.1 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. As of the acquisition date, a preliminary valuation of the acquired net assets of Gourmet Garden resulted in $20.4 million allocated to net tangible assets acquired, $20.3 million allocated to indefinite lived brand asset, $14.2 million allocated to definite lived intangible assets with a weighted-average life of 12.0 years and $63.2 million allocated to goodwill. Goodwill related to the Gourmet Garden acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for herbs, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Gourmet Garden acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Gourmet Garden in the first half of 2017. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component is not currently material to its overall business. During the three and six months ended May 31, 2016, we recorded $2.4 million and $3.0 million, respectively, in transaction-related expenses associated with this acquisition. Due to the estimated impact of financing, acquisition and integration costs, we do not expect operating income contribution of Gourmet Garden to be significant to our overall results for 2016.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer segment. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. As of the acquisition date, a preliminary valuation of the acquired net assets of Stubb's resulted in $5.4 million allocated to tangible assets acquired (less $12.4 million allocated to liabilities assumed), $13.3 million allocated to indefinite lived brand asset, $12.5 million allocated to definite lived intangible assets with a weighted-average life of 14.3 years and $80.6 million allocated to goodwill. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Stubb's acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Stubb's during the third quarter 2016. Stubb's has been included in our consumer segment since its acquisition.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, at the time of acquisition, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017, payable in fiscal 2018, and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. As of May 31, 2016, we completed the final valuation of the D&A acquisition, which resulted in $3.2 million allocated to tangible net assets, $12.6 million allocated to indefinite lived brand assets, $19.8 million allocated to definite lived intangible assets with a weighted-average life of 13.8 years and $41.1 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The completion of the final valuation did not result in material changes to our consolidated income statement or consolidated balance sheet from our preliminary purchase price allocation. D&A has been included in our consumer segment since its acquisition.

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

For the second quarter of 2016, Gourmet Garden, Stubb's and D&A added $7.4 million, $9.4 million and $17.2 million, respectively, to our sales. Gourmet Garden, Stubb's and D&A added $7.4 million, $14.7 million and $31.8 million, respectively, to our sales in the six months ended May 31, 2016. Incremental sales of Brand Aromatics in the six months ended May 31, 2016 were $7.2 million, representing sales of the business in the first quarter of 2016. Due to financing, acquisition and integration costs, the aggregate incremental operating income contributed by Gourmet Garden, Stubb's, D&A and Brand Aromatics was not significant to our overall results for the three and six months ended May 31, 2016. Proforma financial information for these acquisitions has not been presented because the financial impact is not material.

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

During the three months ended May 31, 2016, we recorded $3.9 million of special charges, consisting of $2.0 million related to additional organization and streamlining actions associated with our consumer business in our Europe, Middle East and Africa (EMEA) region, $1.5 million for additional organization and streamlining actions associated with our North America effectiveness initiative and $0.4 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, all of which were initiated in 2015 and are described more fully below. During the six months ended May 31, 2016, we recorded $5.5 million of special charges, consisting of $3.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.7 million for employee severance and related costs associated with our North America effectiveness initiative and $0.7 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

During the three months ended May 31, 2015, we recorded $19.0 million of special charges, consisting of $1.9 million related to employee severance and related costs associated with our North American effectiveness initiative and $17.9 million consisting of severance and related costs and $1.1 million for non-cash fixed asset impairment associated with our EMEA reorganization initiated in 2015. During the six months ended May 31, 2015, we recorded $47.4 million of special charges, consisting of $26.4 million related to employee severance and related costs associated with our North American effectiveness initiative and $22.9 million consisting of severance and related costs associated with our EMEA reorganization initiated in 2015. During the three and six months ended May 31, 2015, we reversed $1.9 million of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014, principally as a result of a decision by EMEA management that employee attrition, which occurred and was expected to continue, obviated the need for certain accrued employee severance and related benefits.

The following is a breakdown of special charges by business segments for the three and six months ended May 31, 2016 and 2015 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Consumer segment	$3.5	$15.7	$4.8	$34.9
Industrial segment	0.4	3.3	0.7	12.5
Total special charges	$3.9	$19.0	$5.5	$47.4

All balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

In January 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. Upon our receipt of notification from participants that they accepted this plan, which closed early in 2015, we accrued special charges of $24.5 million during the first quarter of 2015 (and an additional $1.9 million in the second quarter of 2015), consisting primarily of employee severance and related costs that were largely paid in 2015 as substantially all of the affected employees left the company in 2015. The voluntary retirement plan is part of our North American effectiveness initiative.

Our North American effectiveness initiative generated cost savings of approximately $15 million in 2015 and is expected to generate annual cost savings with a full year impact of approximately $27 million beginning in 2016. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the six months ended May 31, 2016 and 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$2.3	$—	$2.3
Special charges	1.6	0.1	1.7
Cash paid	(2.4)	(0.1)	(2.5)
Balance as of May 31, 2016	$1.5	$—	$1.5

Balance as of November 30, 2014	$—	$—	$—
Special charges	25.4	1.0	26.4
Cash paid	(19.5)	(0.7)	(20.2)
Balance as of May 31, 2015	$5.9	$0.3	$6.2
In the three and six months ended May 31, 2015, we recorded special charges of $19.0 million and $22.9 million, respectively, to undertake actions, principally consisting of severance and related costs, to change our organization structure to further reduce selling, general and administrative expenses throughout EMEA. For the second half of 2015, additional projects were identified in the EMEA region to further enhance organization efficiency and streamline processes in this region to support its competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to the recently established McCormick Shared Services Center in Lodz, Poland. Further actions were approved in the second quarter of 2016. In total, we recorded $24.4 million of special charges for fiscal year 2015 associated with our EMEA reorganization plans undertaken during that year. In addition to the $2.0 million and $3.1 million of special charges recorded for the three and six months ended May 31, 2016, we expect to record additional special charges in 2016 of approximately $3.7 million, for future actions approved under these EMEA reorganization and streamlining initiatives, which will be settled in cash and reflected in special charges upon recognition in 2016. Related annual cost savings are projected to be approximately $4 million in 2016 and $22 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans described above for the six months ended May 31, 2016 and 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$16.2	$0.6	$16.8
Special charges	1.3	1.8	3.1
Cash paid	(3.8)	(1.9)	(5.7)
Impact of foreign exchange	0.6	—	0.6
Balance as of May 31, 2016	$14.3	$0.5	$14.8

Balance as of November 30, 2014	$—	$—	$—
Special charges	21.4	1.5	22.9
Cash paid	(1.9)	—	(1.9)
Impairment of fixed assets	—	(1.1)	(1.1)
Impact of foreign exchange	(0.1)	—	(0.1)
Balance as of May 31, 2015	$19.4	$0.4	$19.8

In the second half of 2015, we recorded special charges related to initiatives to improve the profitability of our Kohinoor consumer business in India. This action principally related to the discontinuance of Kohinoor’s non-profitable bulk-package and broken basmati rice product lines and other ancillary activities to enable the business to focus on both its existing consumer-packaged basmati product lines and the launch of consumer-packaged seasonings under the Kohinoor brand name. In addition to the special charges recognized in the second half of 2015, which are more fully described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2015, future actions approved with respect to Kohinoor’s plan to improve its profitability consisted of costs associated with exiting certain contractual arrangements and other costs directly related to the plan, of which $0.4 million and $0.7 million were recognized for the three and six months ended May 31, 2016, respectively. The estimated cost of future actions, which will be reflected in special charges upon recognition (expected later in 2016), range from approximately $0.7 million to $2.7 million.

In late 2013, we announced a reorganization in parts of the EMEA region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions included the closure of our sales and distribution operations in the Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo brand, as well as actions intended to reduce selling, general and administrative activities throughout EMEA, including the centralization of shared service activity across the region into Poland. In fiscal years 2013 and 2014, we recorded a total of $27.1 million of cash and non-cash charges related to this reorganization.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken in 2013 and 2014 for the six months ended May 31, 2016 and 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$2.3	$—	$2.3
Cash paid	(1.2)	—	(1.2)
Impact of foreign exchange	0.1	—	0.1
Balance as of May 31, 2016	$1.2	$—	$1.2

Balance as of November 30, 2014	$9.3	$0.7	$10.0
Cash paid	(2.4)	(0.6)	(3.0)
Impact of foreign exchange	(1.6)	(0.1)	(1.7)
Reversal into income (special charges)	(1.9)	—	(1.9)
Balance as of May 31, 2015	$3.4	$—	$3.4

4.	GOODWILL
The changes in the carrying amount of goodwill by segment for the six months ended May 31, 2016 and 2015 were as follows (in millions):

	2016		2015
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,587.7	$171.6	$1,581.1	$141.1
Changes in preliminary purchase price allocation	(4.2)	—	—	—
Increases in goodwill from acquisitions	63.2	—	45.2	37.9
Foreign currency fluctuations	20.3	(1.5)	(83.5)	(2.0)
Balance as of end of May	$1,667.0	$170.1	$1,542.8	$177.0

5.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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
As of May 31, 2016, the maximum time frame for our foreign exchange forward contracts is 16 months.
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $1.9 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2016	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$3.0
Foreign exchange contracts	Other current assets	155.2	3.7	Other accrued liabilities	$72.4	$1.5
Total			$6.7			$1.5

As of May 31, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$150.0	$5.9
Foreign exchange contracts	Other current assets	174.5	6.0	Other accrued liabilities	$34.8	$2.1
Total			$11.9			$2.1

As of November 30, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$2.5	Other accrued liabilities	$100.0	$0.6
Foreign exchange contracts	Other current assets	179.5	3.4	Other accrued liabilities	85.0	0.7
Total			$5.9			$1.3

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six month periods ended May 31, 2016 and 2015 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2016	Three months ended May 31, 2015	Six months ended May 31, 2016	Six months ended May 31, 2015
Interest rate contracts	Interest expense	$0.3	$1.3	$0.9	$2.5

Cash Flow Hedges –
For the three months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2016	2015		2016	2015
Interest rate contracts	$—	$1.0	Interest expense	$—	$(0.1)
Foreign exchange contracts	(2.2)	0.1	Cost of goods sold	1.8	2.2
Total	$(2.2)	$1.1		$1.8	$2.1

Cash Flow Hedges –
For the six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2016	2015		2016	2015
Interest rate contracts	$—	$1.0	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	(0.1)	3.1	Cost of goods sold	3.1	3.3
Total	$(0.1)	$4.1		$3.0	$3.2

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$131.5	$131.5	$—	$—
Insurance contracts	103.4	—	103.4	—
Bonds and other long-term investments	9.5	9.5	—	—
Interest rate derivatives	3.0	—	3.0	—
Foreign currency derivatives	3.7	—	3.7	—
Total	$251.1	$141.0	$110.1	$—
Liabilities
Foreign currency derivatives	$1.5	$—	$1.5	$—
Contingent consideration related to D&A acquisition	29.6	—	—	29.6
Total	$31.1	$—	$1.5	$29.6

		May 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89.5	$89.5	$—	$—
Insurance contracts	107.1	—	107.1	—
Bonds and other long-term investments	7.9	7.9	—	—
Interest rate derivatives	5.9	—	5.9	—
Foreign currency derivatives	6.0	—	6.0	—
Total	$216.4	$97.4	$119.0	$—
Liabilities
Foreign currency derivatives	$2.1	$—	$2.1	$—
Contingent consideration related to D&A acquisition	26.0	—	—	26.0
Total	$28.1	$—	$2.1	$26.0

		November 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$112.6	$112.6	$—	$—
Insurance contracts	104.1	—	104.1	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	2.5	—	2.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$231.1	$121.1	$110.0	$—
Liabilities
Foreign currency derivatives	$0.7	$—	$0.7	$—
Interest rate derivatives	0.6	—	0.6	—
Contingent consideration related to D&A acquisition	27.1	—	—	27.1
Total	$28.4	$—	$1.3	$27.1
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
The following table sets forth the carrying amount and fair values of our long-term debt (including the current portion thereof) at May 31, 2016, May 31, 2015 and November 30, 2015 (in millions):

	May 31, 2016	May 31, 2015	November 30, 2015
Carrying amount	$1,055.8	$1,013.8	$1,256.2
Fair value	1,142.5	1,095.7	1,325.6

The acquisition-date fair value of the liability for contingent consideration related to our acquisition of D&A was approximately $27.7 million (see note 2). The fair value of the liability as of November 30, 2015 was $27.1 million and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the earn-out period, adjusted for expectations of the amounts and ultimate resolution of likely disputes to be raised by the seller and by us as provided in the purchase agreement, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, will be recognized in income on a quarterly basis until settlement in fiscal 2018.
The change in fair value of our Level 3 liabilities for the six months ended May 31, 2016 is summarized as follows (in millions):

	Beginning of year	Settlements	Changes in fair value including accretion	Impact of foreign currency	Balance as of May 31, 2016
Contingent consideration related to D&A acquisition	$27.1	$—	$1.0	$1.5	$29.6

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, 2016 and 2015 (in millions):

	United States		International
	2016	2015	2016	2015
Defined benefit plans
Service cost	$5.4	$5.9	$1.8	$2.0
Interest costs	8.3	7.9	2.9	3.0
Expected return on plan assets	(10.2)	(10.1)	(4.2)	(4.3)
Amortization of prior service costs	—	—	0.1	0.1
Amortization of net actuarial losses	3.2	4.2	1.1	1.5
Total pension expense	$6.7	$7.9	$1.7	$2.3

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31, 2016 and 2015 (in millions):

	United States		International
	2016	2015	2016	2015
Defined benefit plans
Service cost	$10.8	$11.8	$3.5	$4.1
Interest costs	16.6	15.8	5.8	6.1
Expected return on plan assets	(20.3)	(20.1)	(8.3)	(8.7)
Amortization of prior service costs	—	—	0.2	0.2
Recognized net actuarial loss	6.3	8.4	2.1	3.0
Total pension expense	$13.4	$15.9	$3.3	$4.7

During the six months ended May 31, 2016 and 2015, we contributed $9.6 million and $9.8 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2015 were $15.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Other postretirement benefits
Service cost	$0.6	$0.8	$1.4	$1.6
Interest costs	1.0	0.9	1.9	1.8
Amortization of losses	0.1	—	—	—
Total other postretirement expense	$1.7	$1.7	$3.3	$3.4

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Stock-based compensation expense	$12.8	$10.2	$15.8	$13.9
Our 2016 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2015 annual grant. The weighted-average grant-date fair value of an option granted in 2016 was $17.50 and in 2015 was $12.52 as calculated under a lattice pricing model. Substantially all of the options granted vest ratably over a three-year period or upon retirement. The fair values of option grants in the stated periods were computed using the following assumptions for our various stock compensation plans:

	2016	2015
Risk-free interest rates	0.5 - 1.9%	0.1 - 2.0%
Dividend yield	1.7%	2.1%
Expected volatility	18.7%	18.8%
Expected lives (in years)	7.6	7.7
The following is a summary of our stock option activity for the six months ended May 31, 2016 and 2015:

	2016		2015
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$59.20	4.8	$54.17
Granted	0.7	99.92	0.8	76.32
Exercised	(0.4)	48.90	(0.4)	42.46
Outstanding at end of the period	5.1	$65.85	5.2	$58.33
Exercisable at end of the period	3.5	$56.60	3.4	$50.97
As of May 31, 2016, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $161.6 million and for options currently exercisable was $141.4 million. The total intrinsic value of all options exercised during the six months ended May 31, 2016 and 2015 was $18.0 million and $11.0 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2016 and 2015:

	2016		2015
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	270	$71.03	239	$67.60
Granted	104	96.59	134	76.04
Vested	(94)	72.21	(84)	71.30
Forfeited	(6)	78.64	(7)	72.28
Outstanding at end of period	274	$81.42	282	$70.39

The following is a summary of our LTPP activity for the six months ended May 31, 2016 and 2015:

	2016		2015
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	192	$70.94	231	$61.94
Granted	108	86.40	96	74.02
Vested	(18)	64.74	(65)	48.78
Forfeited	(1)	74.02	(14)	70.92
Outstanding at end of period	281	$77.28	248	$69.55

9.	INCOME TAXES

Income taxes for the three months ended May 31, 2016 included $6.9 million of discrete tax benefits primarily consisting of the following: (i) a reversal of a valuation allowance on an international deferred tax asset of $6.4 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; and (ii) the reversal of unrecognized tax benefits and related interest of $0.2 million associated with the expiration of a statute of limitation in an international jurisdiction. Income taxes for the six months ended May 31, 2016 included $10.7 million of discrete tax benefits, consisting of the following: (i) the valuation allowance reversal in the amount of $6.4 million described above; (ii) recognition of the tax year 2015 research tax credit of $2.4 million related to new legislation enacted in our first quarter; (iii) the reversal of unrecognized tax benefits and related interest of $0.9 million associated with the expiration of statute of limitations in various jurisdictions; and (iv) a $1.0 million revaluation of a deferred tax liability related to legislation enacted in our first quarter reducing the statutory tax rate for a non-US jurisdiction. Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and six months ended May 31, 2016.

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
As of May 31, 2016, we believe that the reasonably possible total amount of unrecognized tax benefits that could decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlement would not be material to our consolidated financial statements.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Average shares outstanding – basic	126.9	127.9	127.0	128.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.4	1.1	1.3	1.1
Average shares outstanding – diluted	128.3	129.0	128.3	129.2

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2016 and 2015 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Anti-dilutive securities	0.5	0.9	0.3	0.6

The following table sets forth the common stock activity for the three and six months ended May 31, 2016 and 2015 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
Shares issued under stock option, employee stock purchase plans and RSUs	0.4	0.1	0.5	0.4
Shares repurchased in connection with the stock repurchase program	0.5	0.1	1.1	0.9
As of May 31, 2016, $469 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	May 31, 2016	May 31, 2015	November 30, 2015
Foreign currency translation adjustment	$(193.7)	$(118.5)	$(206.6)
Unrealized gain on foreign currency exchange contracts	0.4	2.5	1.5
Fair value of interest rate swaps (excluding settled interest rate swaps)	—	0.6	—
Unamortized value of settled interest rate swaps	1.9	2.8	2.1
Pension and other postretirement costs	(196.3)	(212.1)	(203.1)
Accumulated other comprehensive loss	$(387.7)	$(324.7)	$(406.1)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and six months ended May 31, 2016 and 2015 (in millions):

	Three months ended May 31,		Six months ended May 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2016	2015	2016	2015
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$—	$0.1	$0.1	$0.1	Interest expense
Foreign exchange contracts	(1.8)	(2.2)	(3.1)	(3.3)	Cost of goods sold
Total before tax	(1.8)	(2.1)	(3.0)	(3.2)
Tax effect	0.4	0.3	0.7	0.6	Income taxes
Net, after tax	$(1.4)	$(1.8)	$(2.3)	$(2.6)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$0.1	$0.2	$0.2	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	4.4	5.7	8.4	11.4	SG&A expense/ Cost of goods sold
Total before tax	4.5	5.8	8.6	11.6
Tax effect	(1.5)	(2.0)	(2.9)	(4.0)	Income taxes
Net, after tax	$3.0	$3.8	$5.7	$7.6

(1) This accumulated other comprehensive income component is included in the computation of total pension expense (refer to note 7 for additional details).

12.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “Drogheria & Alimentari”, "Stubb's", and "Gourmet Garden". Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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

	Consumer	Industrial	Total
		(in millions)
Three months ended May 31, 2016
Net sales	$641.8	$421.5	$1,063.3
Operating income excluding special charges	86.4	42.5	128.9
Income from unconsolidated operations	6.2	1.5	7.7

Three months ended May 31, 2015
Net sales	$599.8	$424.3	$1,024.1
Operating income excluding special charges	80.8	42.0	122.8
Income from unconsolidated operations	7.6	(0.2)	7.4

Six months ended May 31, 2016
Net sales	$1,275.6	$817.9	$2,093.5
Operating income excluding special charges	180.7	78.9	259.6
Income from unconsolidated operations	13.8	2.3	16.1

Six months ended May 31, 2015
Net sales	$1,220.1	$814.4	$2,034.5
Operating income excluding special charges	172.3	72.6	244.9
Income from unconsolidated operations	17.7	(0.4)	17.3

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows (in millions):

	Consumer	Industrial	Total
Three months ended May 31, 2016
Operating income	$82.9	$42.1	$125.0
Add: Special charges	3.5	0.4	3.9
Operating income excluding special charges	$86.4	$42.5	$128.9

Three months ended May 31, 2015
Operating income	$65.1	$38.7	$103.8
Add: Special charges	15.7	3.3	19.0
Operating income excluding special charges	$80.8	$42.0	$122.8

Six months ended May 31, 2016
Operating income	$175.9	$78.2	$254.1
Add: Special charges	4.8	0.7	5.5
Operating income excluding special charges	$180.7	$78.9	$259.6

Six months ended May 31, 2015
Operating income	$137.4	60.1	$197.5
Add: Special charges	34.9	12.5	47.4
Operating income excluding special charges	$172.3	72.6	244.9

13.	SUBSEQUENT EVENT
In June 2016, we reached agreement with our joint venture partner in South Africa to exit the joint venture. The transfer agreement, which is subject to regulatory approval and customary closing conditions, is expected to close on or about October 1, 2016. No material gain or loss is expected in connection with execution of the transfer agreement. Sales of this consolidated joint venture, a component of our industrial segment, were $3.9 million and $7.5 million for the three and six months ended May 31, 2016, respectively, and $7.0 million and $12.7 million for the three and six months ended May 31, 2015.

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
Acquisitions are contributing approximately one-third of our sales growth. Since 2007, we have completed 12 acquisitions and joint ventures, including three acquisitions added in 2015 and the addition of Gourmet Garden in 2016. Flavor is central to our pipeline of acquisition opportunities. This pipeline includes both consumer and industrial businesses that meet the growing demand for flavor and health. In addition to bolt-on opportunities, we are seeking larger acquisitions. Geographically, our focus is on acquisitions that build scale where we currently have presence in developed and emerging markets.
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
Led by CCI, we expect to reach cost savings of $100 million to $110 million in 2016, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the low single-digit range and we expect to offset this impact with our cost savings and pricing actions. We also plan to increase brand marketing by approximately $20 million in 2016.
Diluted earnings per share was $3.11 in 2015. Earnings per share for 2016 are projected to range from $3.63 to $3.70. Excluding the earnings per share impact of special charges of $0.37 in 2015, adjusted diluted earnings per share was $3.48 in 2015. Adjusted diluted earnings per share (excluding an estimated $0.05 impact from special charges expected to be recorded in 2016) are projected to be $3.68 to $3.75 in 2016. On a constant currency basis, we expect adjusted diluted earnings per share in 2015 to grow 9% to 11% over adjusted diluted earnings per share of $3.48 in 2015. We expect this growth rate to be mainly driven by increased adjusted operating income.
RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
(in millions)	2016	2015	2016	2015
Net sales	$1,063.3	$1,024.1	$2,093.5	$2,034.5
Percent increase/(decrease)	3.8%	(0.9)%	2.9%	0.4%
Gross profit	$432.8	$404.0	$837.8	$793.7
Gross profit margin	40.7%	39.4%	40.0%	39.0%
Sales for the second quarter of 2016 increased by 3.8% from the prior year level and by 6.0% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Sales in the second quarter of 2016 increased in both our consumer and industrial segments as higher volume and product mix increased sales by 1.1%, pricing actions added 1.6%, and acquisitions added 3.3%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.2% compared to the year ago quarter and is excluded from our measure of sales growth of 6.0% on a constant currency basis.

Sales for the six months ended May 31, 2016 increased by 2.9% over the 2015 level and by 6.3% on a constant currency basis. For the six months ended May 31, 2016, sales increased over the prior year level as higher volume and product mix, driven by both our consumer and industrial segments, increased net sales by 2%, pricing actions added 1.3% and acquisitions added 3.0%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 3.4% in the six months ended May 31, 2016, compared to the year ago period and is excluded from our measure of sales growth of 6.3% on a constant currency basis.

Gross profit for the second quarter of 2016 increased by $28.8 million, or 7.1%, over the comparable period in 2015, and our gross profit margin increased 130 basis points from the year ago quarter to 40.7%. Gross profit for the six months ended May 31, 2016 increased by $44.1 million, or 5.6% over the comparable period in 2015, and our gross profit margin increased 100 basis points from the year ago quarter to 40.0%. These margin increases for both the quarter and year-to-date period were primarily due to cost savings from CCI and organization and streamlining actions, favorable business mix and pricing actions taken to offset higher material costs.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2016	2015	2016	2015
Selling, general & administrative expense (SG&A)	$303.9	$281.2	$578.2	$548.8
Percent of net sales	28.6%	27.5%	27.6%	27.0%
SG&A as a percent of net sales increased by 110 basis points from the year ago quarter to 28.6% in the second quarter of 2016. As compared to the second quarter of 2015, a $9.6 million increase in expenses related to brand marketing and a $5.4 million increase in acquisition-related costs more than offset the benefits of our cost savings initiatives and lower fuel costs, and represented the primary reason for the increase in SG&A as a percentage of sales in the second quarter of 2016.
SG&A as a percent of net sales increased by 60 basis points from the year ago period to 27.6% for the six months ended May 31, 2016. As compared to the six months ended May 31, 2015, a $10.5 million increase in expenses related to brand marketing and a $5.8 million increase in acquisition-related costs were the primary reasons for an increase in SG&A as a percentage of sales in the first half of 2016.
The increase in acquisition-related costs in the three and six months ended May 31, 2016 over the 2015 level principally resulted from costs associated with our investigation in 2016 of a large potential acquisition in the U.K. that we ultimately declined to pursue.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2016	2015	2016	2015
Special charges	$3.9	$19.0	$5.5	$47.4

During the three months ended May 31, 2016, we recorded $3.9 million of special charges, consisting of $2.0 million related to additional organization and streamlining actions associated with our consumer business in our Europe, Middle East and Africa (EMEA) region, $1.5 million for additional organization and streamlining actions associated with our North America effectiveness initiative and $0.4 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, all of which were initiated in 2015. During the six months ended May 31, 2016, we recorded $5.5 million of special charges, consisting of $3.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.7 million for employee severance and related costs associated with our North America effectiveness initiative and $0.7 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

During the three months ended May 31, 2015, we recorded $19.0 million of special charges, consisting of $1.9 million related to employee severance and related costs associated with our North American effectiveness initiative and $17.9 million consisting of severance and related costs and $1.1 million for non-cash fixed asset impairment associated with our EMEA reorganization initiated in 2015. During the six months ended May 31, 2015, we recorded $47.4 million of special charges, consisting of $26.4 million related to employee severance and related costs associated with our North American effectiveness initiative and $22.9 million consisting of severance and related costs associated with our EMEA reorganization initiated in 2015. During the three and six months ended May 31, 2015, we reversed $1.9 million of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014, principally as a result of a decision by EMEA management that employee attrition, which occurred and was expected to continue, obviated the need for certain accrued employee severance and related benefits.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2016	2015	2016	2015
Interest expense	$13.7	$13.0	$27.6	$25.9
Other income, net	0.7	0.6	1.8	0.4
Interest expense was higher in the three months and six months ended May 31, 2016 compared to the same period of the prior year due to an increase in average borrowings as well as higher interest rates. The increase in other income for the three and six months ended May 31, 2016 was principally the result of interest income and non-operating foreign currency transaction gains.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2016	2015	2016	2015
Income from consolidated operations before income taxes	$112.0	$91.4	$228.3	$172.0
Income taxes	25.9	14.5	57.2	34.5
Effective tax rate	23.1%	15.9%	25.1%	20.1%
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
Income tax expense for the three and six months ended May 31, 2016 included net discrete tax benefits of $6.9 million and $10.7 million, respectively. Income tax expense for the three and six months ended May 31, 2015 included discrete tax benefits of $13.4 million and $17.2 million, respectively. See note 9 of the accompanying financial statements for a further description of these discrete items.
Absent additional discrete items for the remainder of the year, we expect our annual effective tax rate for 2016 to be in a range of 27% to 28%.

	Three months ended May 31,		Six months ended May 31,
(in millions)	2016	2015	2016	2015
Income from unconsolidated operations	$7.7	$7.4	$16.1	$17.3
Income from unconsolidated operations for the three months ended May 31, 2016 increased by $0.3 million as compared to the corresponding period in 2015. Income from unconsolidated operations for the six months ended May 31, 2016 decreased by $1.2 million as compared to the corresponding period in 2015. Both the three month and six month comparisons were impacted by unfavorable foreign currency mainly on our joint venture in Mexico. As a result of the impact of unfavorable foreign currency, we expect income from unconsolidated operations to decline approximately 10% in 2016 as compared to 2015.
The following table outlines the major components of the change in diluted earnings per share from 2015 to 2016:

	Three months ended May 31,	Six months ended May 31,
2015 Earnings per share – diluted	$0.65	$1.20
Decrease in special charges	0.08	0.22
Increase in operating income	0.04	0.09
Impact of effective tax rate	(0.04)	(0.05)
Decrease in income from unconsolidated operations	—	(0.01)
Impact of higher interest expense	—	(0.01)
Impact of higher other income	—	0.01
Impact of lower shares outstanding	—	0.01
2016 Earnings per share – diluted	$0.73	$1.46

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. See note 12 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income.

CONSUMER SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
(in millions)
Net sales	$641.8	$599.8	$1,275.6	$1,220.1
Percent increase/(decrease)	7.0%	(2.5)%	4.5%	(0.8)%
Operating income, excluding special charges	$86.4	$80.8	$180.7	$172.3
Operating income margin, excluding special charges	6.9%	13.5%	4.9%	14.1%
In the second quarter of 2016, sales of our consumer segment increased by 7.0%, as compared to the second quarter of 2015, and increased by 8.3% on a constant currency basis. Our acquisitions of Drogheria & Alimentari (D&A) and Stubb's during the second and third quarters of 2015, respectively, and of Gourmet Garden in the second quarter of 2016 increased consumer segment sales by 5.7% during the second quarter of 2016. Higher volume and product mix added 1.2% to sales and pricing actions, taken in response to higher material costs, added 1.4% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced consumer segment sales by 1.3% compared to the year ago quarter and is excluded from our measure of sales growth of 8.3% on a constant currency basis.
In the Americas, consumer sales rose 5.9% in the second quarter of 2016 as compared to the second quarter of 2015 and increased by 6.4% on a constant currency basis. The acquisition of Stubb's and Gourmet Garden, which closed in August 2015 and April 2016, respectively, added 3.5% to sales for the quarter. Pricing added 1.6% to sales for the quarter and higher volume and product mix added 1.3%. Higher volume and product mix was led by U.S. sales of McCormick brand spices and herbs, recipe mixes, Lawry's brand products and Simply Asia products. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 0.5% compared to the prior year level and is excluded from our measure of sales growth of 6.4% on a constant currency basis.

In the EMEA region, consumer sales increased 17.8% in the second quarter of 2016 as compared to the second quarter of 2015 and by 19.5% on a constant currency basis. The acquisition of D&A, which closed at the end of the second quarter 2015, added 14.0% to sales for the quarter. The remainder of the constant currency sales growth was a result of higher volume and product mix that increased sales by 3.4%, as well as higher pricing that increased sales by 2.1%. Higher volumes and product mix was led by France, Poland and Russia, due in part to higher brand marketing, product innovation and expanded distribution. These factors offset an unfavorable impact from foreign currency rates that decreased sales by 1.7% compared to the corresponding period in 2015 and is excluded from our measure of sales growth of 19.5% on a constant currency basis.

In the Asia/Pacific region, consumer sales decreased 3.9% in the second quarter of 2016, but rose by 0.5% on a constant currency basis. The acquisition of Gourmet Garden, which closed in April 2016, added 3.2% to sales for the quarter. Sales in the quarter reflected a decline of 2.3% in volume and product mix and a decline of 0.4% in pricing. Excluding the impact of the acquisition, we increased sales in China and Australia, but sales in India decreased as a result of our decision toward the end of 2015 to discontinue sales of certain low-margin Kohinoor products. The reduced sales in India had a 610 basis-point impact on reported sales in the region this quarter as compared to the year ago period. Coupled with these factors was an unfavorable impact from foreign currency rates that decreased sales by 4.4% compared to the prior year level and is excluded from our measure of sales growth of 0.5% on a constant currency basis.

For the six months ended May 31, 2016, our consumer segment sales rose 4.5% compared to the six months ended May 31, 2015 and by 7.2% on a constant currency basis. The acquisitions of D&A, Stubb's and Gourmet Garden added 4.4% to our sales for the period, higher volume and product mix added 1.6% and pricing actions added 1.2%, all in comparison to the prior year level. These factors offset an unfavorable impact from foreign currency rates that decreased sales by 2.7% compared to the prior year level and is excluded from our measure of sales growth of 7.2% on a constant currency basis.

Operating income, excluding special charges, for the second quarter of 2016 for our consumer segment increased by $5.6 million, or 6.9%, compared to the second quarter of 2015, and increased by 8.0% on a constant currency basis. Operating income, excluding special charges, for our consumer segment increased in the second quarter of 2016, compared to the prior year level, due to the impact of sales growth and cost savings that more than offset the unfavorable impact of increases in brand marketing, acquisition-related transaction costs and material costs. Brand marketing expense in the second quarter of 2016 was $8.1 million higher than the comparable year ago period. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, for the second quarter of 2016 by 1.1% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 8.0% on a constant currency basis.

Operating income, excluding special charges, for the six months ended May 31, 2016 for our consumer segment rose by $8.4 million, or 4.9%, compared to the same period of 2015 and rose by 7.3% on a constant currency basis. During the first half of 2016, the impact of sales growth and cost savings more than offset the unfavorable impact of increases in brand marketing, acquisition-related transaction costs, material costs and employee benefit expense. Brand marketing expense in the six months ended May 31, 2016 was $7.8 million higher than the comparable year-ago period. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 2.4% in the six months ended May 31, 2016 as compared to the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 7.3% on a constant currency basis.

INDUSTRIAL SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
(in millions)
Net sales	$421.5	$424.3	$817.9	$814.4
Percent (decrease) increase	(0.7)%	1.4%	0.4%	2.3%
Operating income, excluding special charges	$42.5	$42.0	$78.9	$72.6
Operating income margin, excluding special charges	1.2%	9.9%	8.7%	8.9%
In the second quarter of 2016, sales of our industrial segment declined 0.7%, as compared to the second quarter of 2015, but increased by 2.7% on a constant currency basis. Pricing actions, taken in response to higher material costs, increased sales by 1.8% in the second quarter of 2016 and higher volume and product mix increased sales by 0.9%. These factors offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 3.4% compared to the year ago quarter and is excluded from our measure of sales growth of 2.7% on a constant currency basis.
In the Americas, industrial sales increased by 0.4% during the second quarter of 2016 from the prior year level and increased by 2.2% on a constant currency basis. Pricing actions added 1.8% and higher volume and product mix increased sales by 0.4% to our industrial sales in the Americas. During the second quarter, the higher volume and product mix was led by sales of branded food service products and snack seasonings. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 1.8% compared to the prior year level and is excluded from our measure of sales growth of 2.2% on a constant currency basis.

In the EMEA region, industrial sales decreased 7.8% in the second quarter of 2016 from the prior year level, but increased by 0.5% on a constant currency basis. Pricing actions added 2.7% and volume and product mix reduced sales by 2.2% in the second quarter. The decline in volume and product mix compared to year-on-year increases in recent quarters, which had the benefit of new distribution with industrial customers. Also, sales in the second quarter of 2016 were impacted by a decline in sales for a consolidated joint venture that we plan to exit by the end of 2016. These factors were offset by an unfavorable impact from foreign currency that reduced sales by 8.3% from the prior year level and is excluded from our measure of sales growth of 0.5% on a constant currency basis.

In the Asia/Pacific region, industrial sales rose 5.3% in the second quarter of 2016, compared to the second quarter of 2015 and increased by 9.3% on a constant currency basis. Higher volume and product mix increased sales by 9.5% during the quarter, while pricing actions decreased sales by 0.2%. In the second quarter, we increased sales to quick service restaurants in this region from our operation in China. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 4.0% from the 2015 level and is excluded from our measure of sales growth of 9.3% on a constant currency basis.

For the six months ended May 31, 2016, industrial segment sales increased 0.4%, as compared to the prior year, and increased by 4.7% on a constant currency basis. Industrial segment sales rose in the first half of 2016 due to higher volume and product mix of 2.4%, pricing actions that added 1.4% to sales and our acquisition of Brand Aromatics completed early in the second quarter of 2015 that increased sales by 0.9%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 4.3% from the 2015 levels and is excluded from our measure of sales growth of 4.7% on a constant currency basis.

Operating income, excluding special charges, for the second quarter of 2016 for our industrial segment increased by $0.5 million, or 1.2%, compared to the second quarter of 2015 and increased by 4.8% on a constant currency basis. Operating income, excluding special charges, for our industrial segment increased in the second quarter of 2016, compared to the corresponding period in 2015, due to the favorable impact of higher sales, cost savings and a shift toward more value-added products. During the second quarter, these favorable factors more than offset the unfavorable impact of an increase in material costs and a $1.5 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 3.6% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 4.8% on a constant currency basis.

For the six months ended May 31, 2016, operating income, excluding special charges, for our industrial segment increased by $6.3 million, or 8.7%, compared to the comparable period for 2015 and increased by 14.2% on a constant currency basis. Operating income, excluding special charges, for the industrial segment increased during the six months ended May 31, 2016, compared to the corresponding period in 2015, as the favorable impact of higher sales, cost savings and a shift toward more value-added products offset the unfavorable impact of increases in material costs and employee benefit expense and a $2.7 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 5.5% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 14.2% on a constant currency basis.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts (in millions):

	May 31, 2016	May 31, 2015	November 30, 2015
Notional value	$227.6	$209.3	$264.5
Unrealized net gain	2.2	3.9	2.7
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
The following table sets forth the notional values and fair values of our interest rate swap contracts (in millions):

	May 31, 2016	May 31, 2015	November 30, 2015
Notional value	$100.0	$150.0	$200.0
Unrealized net gain	3.0	5.9	1.9
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2016, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2015.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President Global Industrial Segment and McCormick International, President Global Consumer Segment and North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
We believe that these non-GAAP financial measures are important. The exclusion of special charges and the impact of foreign currency exchange rates provides additional information that enables enhanced comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
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

	For the year ended November 30, 2015	For the three months ended May 31,		For the six months ended May 31,		Estimated for the year ending November 30, 2016
		2016	2015	2016	2015
Operating income	$548.4	$125.0	$103.8	$254.1	$197.5

Impact of special charges included in cost of goods sold	4.0	—	—	—	—
Impact of other special charges (including non-cash impairment charge of $9.6 million for the year ended November 30, 2015)	61.5	3.9	19.0	5.5	47.4
Total special charges	65.5	3.9	19.0	5.5	47.4

Adjusted operating income	$613.9	$128.9	$122.8	$259.6	$244.9

Net income	$401.6	$93.8	$84.3	$187.2	$154.8
Impact of total special charges (1)	49.9	2.7	12.9	4.0	32.8
Impact of special charges attributable to non-controlling interests (2)	(2.0)	—	—	—	—
Adjusted net income	$449.5	$96.5	$97.2	$191.2	$187.6

Earnings per share – diluted	$3.11	$0.73	$0.65	$1.46	$1.20	$3.63 to $3.70
Impact of total special charges	0.38	0.02	0.10	0.03	0.25	0.05
Impact of special charges attributable to non-controlling interests (2)	(0.01)	—	—	—	—	—
Adjusted earnings per share – diluted	$3.48	$0.75	$0.75	$1.49	$1.45	$3.68 to $3.75

(1) Total special charges of $65.5 million for 2015 are net of taxes of $15.6 million. Total special charges of $3.9 million and $5.5 million for the three and six months ended May 31, 2016 are net of taxes of $1.2 million and $1.5 million, respectively. Total special charges of $19.0 million and $47.4 million for the three and six months ended May 31, 2015 are net of taxes of $6.1 million and $14.6 million, respectively.

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

Constant currency growth rates follow:

	Three Months Ended May 31, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	5.9%	(0.5)%	6.4%
EMEA	17.8%	(1.7)%	19.5%
Asia/Pacific	(3.9)%	(4.4)%	0.5%
Total Consumer	7.0%	(1.3)%	8.3%
Industrial segment:
Americas	0.4%	(1.8)%	2.2%
EMEA	(7.8)%	(8.3)%	0.5%
Asia/Pacific	5.3%	(4.0)%	9.3%
Total Industrial	(0.7)%	(3.4)%	2.7%
Total net sales	3.8%	(2.2)%	6.0%

Adjusted operating income:
Consumer segment	6.9%	(1.1)%	8.0%
Industrial segment	1.2%	(3.6)%	4.8%
Total adjusted operating income	5.0%	(1.9)%	6.9%

	Six Months Ended May 31, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	4.2%	(0.9)%	5.1%
EMEA	10.3%	(6.3)%	16.6%
Asia/Pacific	(1.9)%	(5.0)%	3.1%
Total Consumer	4.5%	(2.7)%	7.2%
Industrial segment:
Americas	1.8%	(2.5)%	4.3%
EMEA	(4.2)%	(9.6)%	5.4%
Asia/Pacific	0.7%	(5.7)%	6.4%
Total Industrial	0.4%	(4.3)%	4.7%
Total net sales	2.9%	(3.4)%	6.3%

Adjusted operating income:
Consumer segment	4.9%	(2.4)%	7.3%
Industrial segment	8.7%	(5.5)%	14.2%
Total adjusted operating income	6.0%	(3.3)%	9.3%

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

In addition to the above non-GAAP financial measures, we use total debt to earnings before interest, tax, depreciation and amortization (EBITDA) as a measure of leverage. We define EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization. EBITDA and the ratio of total debt to EBITDA are both non-GAAP financial measures. Management believes that this ratio also measures our ability to repay outstanding debt obligations. Our target for total debt to EBITDA, excluding special charges and the temporary impact from acquisition activity, is 1.5 to 1.8. We believe that total debt to EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

The following table reconciles our EBITDA to our net income for the trailing twelve month periods ended May 31, 2016, May 31, 2015 and November 30, 2015 (dollars in millions):

	May 31, 2016	May 31, 2015	November 30, 2015
Net income	$434.0	$425.7	$401.6
Depreciation and amortization	106.4	101.7	105.9
Interest expense	55.0	50.7	53.3
Income tax expense	154.0	114.2	131.3
EBITDA	$749.4	$692.3	$692.1

Total debt	$1,568.9	$1,430.5	$1,395.7

Total debt to EBITDA	2.09	2.07	2.02

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$212.7	$185.9
Net cash used in investing activities	(171.4)	(154.1)
Net cash used in financing activities	(16.2)	(10.3)
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2016, cash flow from operations was $26.8 million higher than the same period of 2015. Net income for the first six months of 2016 rose by $32.4 million from the year ago period to $187.2 million. The increase in cash flow from operations in the first half of 2016 as compared to the year ago period was principally due to the higher net income and lower cash payments for special charges in 2016, partially offset by the timing of receipt and payment for certain working capital items, such as accounts payable, accounts receivable and inventory.
Investing Cash Flow – The increase in net cash used in investing activities was due to an increase in cash usage associated with acquisitions of businesses and a higher level of capital expenditures. During the six months ended May 31, 2016, we spent $118.1 million for the acquisition of Gourmet Garden. This compares to $111.5 million that was spent during the same period last year to acquire Brand Aromatics and Drogheria & Alimentari. See note 2 for additional information on these transactions. During the first half of 2016, we spent $54.8 million on capital expenditures, compared to $42.7 million for the same period last year. Capital expenditures for fiscal year 2016 are expected to be $150 million to $160 million.
Financing Cash Flow – The $5.9 million increase in net cash used in financing activities in the first six months of 2016, when compared to the prior year level, is primarily due to an increase in share repurchase activity and repayments of maturing long-term debt, partially offset by a net increase in net short-term borrowings. In the first six months of 2016, we had a net increase in short-term borrowings of $373.8 million compared to a net increase in short-term borrowings of $148.2 million for the same period last year. During the first quarter of 2016, we paid off $200 million of 5.20% notes that matured in December 2015.
The following table outlines the activity in our share repurchase program for the three months ended May 31 (in millions):

	2016	2015
Number of shares of common stock repurchased	1.1	0.9
Dollar amount	$100.8	$69.9
As of May 31, 2016, $469 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.
During the six months ended May 31, 2016, we received proceeds of $21.9 million from exercised options compared to $14.2 million received in the first six months of last year. We increased dividends paid to $109.3 million for the first six months of 2016 compared to $102.5 million of dividends paid in the same period last year. Dividends paid in the first quarter of 2016 were declared on November 24, 2015.

The following table presents the ratios of our total debt to EBITDA for the trailing twelve month periods ended May 31, 2016, May 31, 2015 and November 30, 2015:

	May 31, 2016	May 31, 2015	November 30, 2015
Total debt to EBITDA	2.09	2.07	2.02

Our ratio of total debt to EBITDA of 2.09 as of May 31, 2016 is higher than the ratios of 2.02 and 2.07 as of November 30, 2015 and May 31, 2015, respectively. The increase in the ratio from 2.07 as of May 31, 2015 to 2.09 as of May 31, 2016 is principally due to an increase in total debt to assist in funding the acquisitions of Gourmet Garden and Stubb’s during the twelve months ended May 31, 2016. Special charges were $21.6 million, $52.6 million and $63.5 million for the twelve months ended May 31, 2016, May 31, 2015, and November 30, 2015. Those special charges reduced EBITDA and, accordingly, increased the ratios of total debt to EBITDA shown above by 0.06, 0.15, and 0.17, respectively.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2016, we temporarily used $91.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2015, we temporarily used $155.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended May 31, 2016 and May 31, 2015 were $543.5 million and $524.8 million, respectively. Total average debt outstanding for the three months ended May 31, 2016 and May 31, 2015 was $1,598.5 million and $1,529.8 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2016, the exchange rates for the Canadian dollar, Australian dollar, the British pound sterling; Chinese renminbi and the Polish zloty were lower than at May 31, 2015. At May 31, 2016, the exchange rates for the British pound sterling and Chinese renminbi were lower than at November 30, 2015. At May 31, 2016, the exchange rate for the Euro was higher than at May 31, 2015 and November 30, 2015.
The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars. For the year ended November 30, 2015, net sales of our U.K. operations constituted 8% of our consolidated net sales. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.
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

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in businesses that meet the growing demand for flavor and health. In addition to bolt-on opportunities, we are seeking larger acquisitions. Geographically, our focus is on acquisitions that build scale where we currently have presence in developed and emerging markets.

As described in note 2 of the accompanying financial statements, we acquired Stubb's, D&A and Brand Aromatics during the year ended November 30, 2015. We acquired Gourmet Garden in the quarter ended May 31, 2016.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2016 to March 31, 2016	CS – 0	$—	—	$522 million
	CSNV – 0	$—	—
April 1, 2016 to April 30, 2016	CS – 0	$—	—	$504 million
	CSNV – 195,495	$94.12	195,495
May 1, 2016 to May 31, 2016	CS – 33,780 (1)	$93.67	33,780	$469 million
	CSNV – 328,500	$95.53	328,500
Total	CS – 33,780	$93.67	33,780	$469 million
	CSNV – 523,995	$95.00	523,995

(1)
On May 5, 2016, we purchased 33,780 shares of our common stock from our domestic pension plan to facilitate the plan’s rebalancing of its asset allocations. The price paid per share of $93.67 represented the closing price of the common shares on May 4, 2016.

As of May 31, 2016, $469 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2016, we issued 326,913 shares of CSNV in exchange for shares of CS and issued 4,164 shares of CS in exchange for shares of CSNV.

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
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2016, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

June 30, 2016	By:	/s/ Gordon M. Stetz, Jr.
Gordon M. Stetz, Jr.
Executive Vice President & Chief Financial Officer

June 30, 2016	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller