Form 10-Q
period 2016-08-31
MCCORMICK & CO INC
filed 2016-10-04
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2016
Common Stock	11,508,652
Common Stock Non-Voting	114,563,850

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Net sales	$1,091.0	$1,059.9	$3,184.5	$3,094.4
Cost of goods sold	637.1	638.0	1,892.8	1,878.8
Gross profit	453.9	421.9	1,291.7	1,215.6
Selling, general and administrative expense	281.8	271.5	860.0	820.3
Special charges	4.3	11.7	9.8	59.1
Operating income	167.8	138.7	421.9	336.2
Interest expense	14.1	13.6	41.7	39.5
Other income, net	0.2	0.2	2.0	0.6
Income from consolidated operations before income taxes	153.9	125.3	382.2	297.3
Income taxes	34.3	37.4	91.5	71.9
Net income from consolidated operations	119.6	87.9	290.7	225.4
Income from unconsolidated operations	8.1	9.7	24.2	27.0
Net income	$127.7	$97.6	$314.9	$252.4
Earnings per share – basic	$1.01	$0.76	$2.48	$1.97
Average shares outstanding – basic	126.4	128.0	126.8	128.1
Earnings per share – diluted	$1.00	$0.76	$2.46	$1.95
Average shares outstanding – diluted	127.9	129.2	128.2	129.2
Cash dividends paid per share	$0.43	$0.40	$1.29	$1.20
Cash dividends declared per share	$0.43	$0.40	$0.86	$0.80
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Net income	$127.7	$97.6	$314.9	$252.4
Net income (loss) attributable to non-controlling interest	0.1	(1.9)	0.8	0.5
Other comprehensive income (loss):
Unrealized components of pension plans	8.3	7.3	17.8	23.1
Currency translation adjustments	(20.8)	(33.9)	(7.8)	(184.5)
Change in derivative financial instruments	1.9	(0.8)	0.3	(0.3)
Deferred taxes	(1.9)	(1.5)	(4.4)	(5.9)
Comprehensive income	$115.3	$66.8	$321.6	$85.3

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2016	August 31, 2015	November 30, 2015
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$134.2	$108.4	$112.6
Trade accounts receivables, net	445.3	422.9	455.2
Inventories, net
Finished products	366.0	333.3	319.9
Raw materials and work-in-process	394.3	393.9	390.9
	760.3	727.2	710.8
Prepaid expenses and other current assets	128.2	116.0	127.9
Total current assets	1,468.0	1,374.5	1,406.5
Property, plant and equipment	1,604.9	1,491.4	1,531.3
Less: accumulated depreciation	(963.8)	(902.3)	(912.9)
Property, plant and equipment, net	641.1	589.1	618.4
Goodwill	1,813.3	1,802.4	1,759.3
Intangible assets, net	433.6	376.1	372.1
Investments and other assets	360.5	348.6	351.5
Total assets	$4,716.5	$4,490.7	$4,507.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$559.3	$481.2	$139.5
Current portion of long-term debt	0.6	203.6	203.5
Trade accounts payable	361.0	336.1	411.9
Other accrued liabilities	420.3	383.7	485.3
Total current liabilities	1,341.2	1,404.6	1,240.2
Long-term debt	1,057.9	807.2	1,052.7
Other long-term liabilities	542.8	516.7	528.0
Total liabilities	2,941.9	2,728.5	2,820.9
Shareholders’ Equity
Common stock	406.6	380.8	384.5
Common stock non-voting	676.3	653.0	655.1
Retained earnings	1,074.7	1,065.1	1,036.7
Accumulated other comprehensive loss	(400.2)	(353.6)	(406.1)
Non-controlling interests	17.2	16.9	16.7
Total shareholders’ equity	1,774.6	1,762.2	1,686.9
Total liabilities and shareholders’ equity	$4,716.5	$4,490.7	$4,507.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2016	2015
Operating activities
Net income	$314.9	$252.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	82.3	78.7
Stock-based compensation	19.8	17.0
Brand name impairment included in special charges	—	9.6
Income from unconsolidated operations	(24.2)	(27.0)
Changes in operating assets and liabilities	(93.4)	(31.8)
Dividends from unconsolidated affiliates	23.0	17.7
Net cash flow provided by operating activities	322.4	316.6
Investing activities
Acquisition of businesses (net of cash acquired)	(116.2)	(210.9)
Capital expenditures	(87.9)	(70.0)
Proceeds from sale of property, plant and equipment	0.9	0.3
Other	1.4	—
Net cash flow used in investing activities	(201.8)	(280.6)
Financing activities
Short-term borrowings, net	419.9	214.1
Long-term debt borrowings	—	0.5
Long-term debt repayments	(202.0)	(1.4)
Proceeds from exercised stock options	32.4	26.1
Common stock acquired by purchase	(178.9)	(72.3)
Dividends paid	(163.6)	(153.7)
Net cash flow (used in) provided by financing activities	(92.2)	13.3
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(18.2)
Increase in cash and cash equivalents	21.6	31.1
Cash and cash equivalents at beginning of period	112.6	77.3
Cash and cash equivalents at end of period	$134.2	$108.4
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
The results of consolidated operations for the three and nine month periods ended August 31, 2016 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2015.
Recently Issued Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. As described in note 2, we elected to adopt ASU No. 2015-16 during the quarter ended August 31, 2016 with the completion of our final valuation related to the purchase of 100% of the shares of One World Foods, Inc.
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on the classifications within our cash flow statement.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2018. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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

On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's closer-to-fresh products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $118.1 million, net of cash acquired of $3.3 million and subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. During the third quarter of 2016, we received a refund of $1.9 million for a net working capital adjustment associated with this acquisition that reduced the overall purchase price to $116.2 million. As of August 31. 2016, a preliminary valuation of the acquired net assets of Gourmet Garden resulted in $20.4 million allocated to net tangible assets acquired, $20.3 million allocated to indefinite lived brand asset, $14.2 million allocated to definite lived intangible assets with a weighted-average life of 12.0 years and $61.3 million allocated to goodwill. Goodwill related to the Gourmet Garden acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for herbs, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Gourmet Garden acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Gourmet Garden in early 2017. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component is not currently material to its overall business. During the three and nine months ended August 31, 2016, we recorded $0.6 million and $3.6 million, respectively, in transaction-related expenses associated with this acquisition. Due to the estimated impact of financing, acquisition and integration costs, we do not expect operating income contribution of Gourmet Garden to be significant to our overall results for 2016.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is the leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition will expand the breadth of value-added products in our consumer segment. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, net of cash acquired of $0.8 million, and was financed with a combination of cash and short-term borrowings. During the third quarter of 2016, we completed the final valuation of the Stubb's acquisition, which resulted in the following changes from the preliminary valuation to the acquired assets and liabilities: (i) the indefinite lived brand asset increased by $13.8 million to $27.1 million; (ii) definite lived intangible assets increased by $11.9 million to $24.4 million (with a weighted average life of 13.9 years); (iii) tangible assets acquired increased by $0.3 million to $5.7 million; (iv) liabilities assumed (including the deferred tax liabilities associated with identified intangible assets) increased by $7.0 million to $19.4 million; and (v) goodwill decreased by $19.0 million to $61.6 million. As a result of these changes in the final valuation, amortization expense of definite lived intangible assets increased by $0.9 million. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. With the completion of the final valuation of Stubb's, we have elected to adopt ASU No. 2015-16, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Stubb's has been included in our consumer segment since its acquisition.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017, payable in fiscal 2018, and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. During the second quarter of 2016, we completed the final valuation of the D&A acquisition, which resulted in $3.2 million allocated to tangible net assets, $12.6 million allocated to indefinite lived brand assets, $19.8 million allocated to definite lived intangible assets with a weighted-average life of 13.8 years and $41.1 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The completion of the final valuation did not result in material changes to our consolidated income statement or consolidated balance sheet from our preliminary purchase price allocation. D&A has been included in our consumer segment since its acquisition.

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

For the third quarter of 2016, Gourmet Garden and Stubb's added $14.1 million and $6.9 million, respectively, to our sales. Gourmet Garden and Stubb's added $21.5 million and $21.6 million, respectively, to our sales in the nine months ended August 31, 2016. For the nine months ended August 31, 2016, incremental sales of D&A and Brand Aromatics were $31.8 million and $7.2 million, respectively, representing sales of the business in the first six months of 2016 and in the first quarter of 2016, respectively. Due to financing, acquisition and integration costs, the aggregate incremental operating income contributed by Gourmet Garden, Stubb's, D&A and Brand Aromatics was not significant to our overall results for the three and nine months ended August 31, 2016. Proforma financial information for these acquisitions has not been presented because the financial impact is not material.

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

The following is a summary of special charges recognized in the three and nine months ended August 31, 2016 and 2015 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Special charges included in cost of goods sold	$—	$3.4	$—	$3.4
Other special charges in the income statement (including a non-cash brand impairment charges of $9.6 million for the three and nine months ended August 31, 2015)	4.3	11.7	9.8	59.1
Total special charges	$4.3	$15.1	$9.8	$62.5

During the three months ended August 31, 2016, we recorded $4.3 million of special charges, consisting of $1.8 million related to the planned exit from our current leased manufacturing facilities in Singapore and Thailand upon construction of a new manufacturing facility in Thailand, $1.7 million related to additional organization and streamlining actions associated with our Europe, Middle East and Africa (EMEA) region, and $0.8 million related to the discontinuance of non-profitable product lines of our Kohinoor business in India. The EMEA and Kohinoor actions taken in the third quarter of 2016 are components of actions that commenced in 2015 and are further described below.

During the third quarter of 2016, our Management Committee approved a plan to construct a new industrial manufacturing facility in Thailand for our Asia/Pacific region, with anticipated completion in 2018. Upon completion of construction, we will exit two leased manufacturing facilities in Singapore and Thailand. The $1.8 million of special charges recorded in the three and nine months ended August 31, 2016, principally relates to severance and other related costs associated with employees located at the existing leased facility in Singapore. We expect to record additional special charges related to this action of approximately $2.2 million over the next two years associated with other exit costs.

During the nine months ended August 31, 2016, we recorded $9.8 million of special charges, consisting of $4.8 million related to additional organization and streamlining actions associated with our EMEA region, $1.8 million associated with actions associated with our planned exit of two leased manufacturing facilities in Singapore and Thailand, $1.7 million for employee severance actions and related with our North American effectiveness initiative initiated in 2015 and further described below, and $1.5 million for other exist costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India.

As approved by our Management Committee, we reached agreement with our joint venture partner in South Africa during the third quarter of 2016 to exit the joint venture. The transfer agreement, which is subject to customary closing conditions (including regulatory approval that was obtained in September 2016), is expected to close in October 2016. Any loss in connection with execution of the transfer agreement and exit from the joint venture, which is not expected to be material, will be reflected in special charges. Sales of this consolidated joint venture, a component of our industrial segment were $4.5 million and $12.0 million for the three and nine months ended August 31, 2016, respectively, and $6.7 million and $19.4 million for the three and nine months ended August 31, 2015, respectively.

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

In the third quarter of 2015, we recorded a non-cash impairment charge of $9.6 million for our Kohinoor brand name due to the anticipated sales reduction associated with the business’s discontinuance of its bulk-packaged and broken basmati rice product lines. In addition, as a result of the Kohinoor product line discontinuance approved in the third quarter of 2015, we recognized a $3.4 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of inventories of bulk and broken basmati rice at August 31, 2015, determined on a lower of cost or market basis, over the estimated net realizable value of such inventories upon discontinuance. Also during the third quarter of 2015, we recognized an additional $2.1 million of special charges, consisting of $1.3 million related to employee severance and related costs associated with our North American effectiveness initiative and $0.8 million principally related to other exit costs related to our EMEA reorganization initiated earlier in 2015.

For the nine months ended August 31, 2015, we recorded $62.5 million of special charges as indicated in the above table. In addition to the Kohinoor charges of $13.0 million described in the paragraph above, we have recorded special charges of $27.7 million related to employee severance and related costs, associated with our North American effectiveness initiative, and $23.7 million related to our EMEA reorganization initiated earlier in 2015. Partially offsetting these charges was a credit of $1.9 million for the 2015 reversal of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014, principally as a result of a decision by EMEA management that employee attrition, which occurred and was expected to continue, obviated the need for certain accrued employee severance and related benefits.

The following is a breakdown of special charges by business segments for the three and nine months ended August 31, 2016 and 2015 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Consumer segment	$2.4	$14.7	$7.2	$49.6
Industrial segment	1.9	0.4	2.6	12.9
Total special charges	$4.3	$15.1	$9.8	$62.5

All balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

In January 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. Upon our receipt of notification from participants that they accepted this plan, which closed early in 2015, we accrued special charges of $24.5 million during the first quarter of 2015 (and an additional $3.2 million in the second and third quarters of 2015), consisting primarily of employee severance and related costs that were largely paid in 2015 as substantially all of the affected employees left the company in 2015. The voluntary retirement plan is part of our North American effectiveness initiative.

Our North American effectiveness initiative generated cost savings of approximately $15 million in 2015 and is expected to generate annual cost savings with a full year impact of approximately $27 million beginning in 2016. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the nine months ended August 31, 2016 and 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$2.3	$—	$2.3
Special charges	1.6	0.1	1.7
Cash paid	(2.7)	(0.1)	(2.8)
Balance as of August 31, 2016	$1.2	$—	$1.2

Balance as of November 30, 2014	$—	$—	$—
Special charges	25.6	2.1	27.7
Cash paid	(22.8)	(1.5)	(24.3)
Balance as of August 31, 2015	$2.8	$0.6	$3.4
In the three and nine months ended August 31, 2015, we recorded special charges of $0.8 million and $23.7 million, respectively, to undertake actions, principally consisting of severance and related costs, to change our organization structure to further reduce selling, general and administrative expenses throughout EMEA. For the last quarter of 2015, additional projects were identified in the EMEA region to further enhance organization efficiency and streamline processes in this region to support its competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to the recently established McCormick Shared Services Center in Lodz, Poland. Further actions were approved in the second quarter of 2016. In total, we recorded $24.4 million of special charges for fiscal year 2015 associated with our EMEA reorganization plans undertaken during that year. In addition to the $1.7 million and $4.8 million of special charges recorded for the three and nine months ended August 31, 2016, we expect to record additional special charges in 2016 of approximately $1.0 million, for future actions approved under these EMEA reorganization and streamlining initiatives, which will be settled in cash and reflected in special charges upon recognition in 2016. Related annual cost savings are projected to be approximately $4 million in 2016 and $22 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans described above for the nine months ended August 31, 2016 and 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$16.2	$0.6	$16.8
Special charges	1.2	3.6	4.8
Cash paid	(6.1)	(2.7)	(8.8)
Impact of foreign exchange	0.4	—	0.4
Balance as of August 31, 2016	$11.7	$1.5	$13.2

Balance as of November 30, 2014	$—	$—	$—
Special charges	21.5	2.2	23.7
Cash paid	(3.6)	(0.7)	(4.3)
Impairment of fixed assets	—	(1.1)	(1.1)
Impact of foreign exchange	—	0.2	0.2
Balance as of August 31, 2015	$17.9	$0.6	$18.5

In the second half of 2015, we recorded special charges related to initiatives to improve the profitability of our Kohinoor consumer business in India. This action principally related to the discontinuance of Kohinoor’s non-profitable bulk-package and broken basmati rice product lines and other ancillary activities to enable the business to focus on both its existing consumer-packaged basmati product lines and the launch of consumer-packaged seasonings under the Kohinoor brand name. In addition to the special charges recognized in the second half of 2015, which are more fully described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2015, future actions approved with respect to Kohinoor’s plan to improve its profitability consisted of costs associated with exiting certain contractual arrangements and other costs directly related to the plan, of which $0.8 million and $1.5 million were recognized for the three and nine months ended August 31, 2016, respectively. The estimated cost of future actions, which will be reflected in special charges upon recognition, range from approximately $0.5 million to $2.0 million.

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

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plan undertaken in 2013 and 2014 for the nine months ended August 31, 2016 and 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2015	$2.3	$—	$2.3
Cash paid	(1.4)	—	(1.4)
Impact of foreign exchange	0.1	—	0.1
Balance as of August 31, 2016	$1.0	$—	$1.0

Balance as of November 30, 2014	$9.3	$0.7	$10.0
Cash paid	(3.0)	(0.6)	(3.6)
Impact of foreign exchange	(1.5)	(0.1)	(1.6)
Reversal into income (special charges)	(1.9)	—	(1.9)
Balance as of August 31, 2015	$2.9	$—	$2.9

4.	GOODWILL
The changes in the carrying amount of goodwill by segment for the nine months ended August 31, 2016 and 2015 were as follows (in millions):

	2016		2015
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,587.7	$171.6	$1,581.1	$141.1
Changes in preliminary purchase price allocation	(23.2)	—	—	—
Increases in goodwill from acquisitions	61.3	—	125.8	37.9
Foreign currency fluctuations and other	20.1	(4.2)	(80.6)	(2.9)
Balance as of end of August	$1,645.9	$167.4	$1,626.3	$176.1

5.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

In July 2016, we entered into a 15-year lease for a headquarters building in Hunt Valley, Maryland. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, requires monthly lease payments of approximately $0.9 million beginning six months after lease commencement. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. We expect to consolidate our Corporate staff and certain non-manufacturing U.S. employees, currently housed in four locations in the Hunt Valley, Maryland area, to the new headquarters building.

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
As of August 31, 2016, the maximum time frame for our foreign exchange forward contracts is 15 months.
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $1.4 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2016	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$5.5
Foreign exchange contracts	Other current assets	153.8	3.4	Other accrued liabilities	$236.4	$2.3
Total			$8.9			$2.3

As of August 31, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$150.0	$3.5	Other accrued liabilities	$50.0	$0.2
Foreign exchange contracts	Other current assets	143.7	5.1	Other accrued liabilities	81.2	1.2
Total			$8.6			$1.4

As of November 30, 2015	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate contracts	Other current assets	$100.0	$2.5	Other accrued liabilities	$100.0	$0.6
Foreign exchange contracts	Other current assets	179.5	3.4	Other accrued liabilities	85.0	0.7
Total			$5.9			$1.3

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine month periods ended August 31, 2016 and 2015 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2016	Three months ended August 31, 2015	Nine months ended August 31, 2016	Nine months ended August 31, 2015
Interest rate contracts	Interest expense	$0.4	$1.2	$1.3	$3.7

Cash Flow Hedges –
For the three months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2016	2015		2016	2015
Interest rate contracts	$—	$(0.2)	Interest expense	$(0.1)	$—
Foreign exchange contracts	1.8	1.6	Cost of goods sold	—	2.1
Total	$1.8	$1.4		$(0.1)	$2.1

Cash Flow Hedges –
For the nine months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2016	2015		2016	2015
Interest rate contracts	$—	$0.8	Interest expense	$(0.2)	$(0.1)
Foreign exchange contracts	1.7	4.7	Cost of goods sold	3.1	5.4
Total	$1.7	$5.5		$2.9	$5.3

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$134.2	$134.2	$—	$—
Insurance contracts	106.6	—	106.6	—
Bonds and other long-term investments	10.0	10.0	—	—
Interest rate derivatives	5.5	—	5.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$259.7	$144.2	$115.5	$—
Liabilities
Foreign currency derivatives	$2.3	$—	$2.3	$—
Contingent consideration related to D&A acquisition	30.1	—	—	30.1
Total	$32.4	$—	$2.3	$30.1

		August 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$108.4	$108.4	$—	$—
Insurance contracts	102.0	—	102.0	—
Bonds and other long-term investments	7.8	7.8	—	—
Interest rate derivatives	3.5	—	3.5	—
Foreign currency derivatives	5.1	—	5.1	—
Total	$226.8	$116.2	$110.6	$—
Liabilities
Foreign currency derivatives	$1.2	$—	$1.2	$—
Interest rate derivatives	0.2	—	0.2	—
Contingent consideration related to D&A acquisition	28.6	—	—	28.6
Total	$30.0	$—	$1.4	$28.6

		November 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$112.6	$112.6	$—	$—
Insurance contracts	104.1	—	104.1	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	2.5	—	2.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$231.1	$121.1	$110.0	$—
Liabilities
Foreign currency derivatives	$0.7	$—	$0.7	$—
Interest rate derivatives	0.6	—	0.6	—
Contingent consideration related to D&A acquisition	27.1	—	—	27.1
Total	$28.4	$—	$1.3	$27.1
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
The following table sets forth the carrying amount and fair values of our long-term debt (including the current portion thereof) at August 31, 2016, August 31, 2015 and November 30, 2015 (in millions):

	August 31, 2016	August 31, 2015	November 30, 2015
Carrying amount	$1,058.5	$1,010.8	$1,256.2
Fair value	1,155.3	1,081.9	1,325.6

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
The change in fair value of our Level 3 liabilities for the nine months ended August 31, 2016 is summarized as follows (in millions):

	Beginning of year	Settlements	Changes in fair value including accretion	Impact of foreign currency	Balance as of August 31, 2016
Contingent consideration related to D&A acquisition	$27.1	$—	$1.3	$1.7	$30.1

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, 2016 and 2015 (in millions):

	United States		International
	2016	2015	2016	2015
Defined benefit plans
Service cost	$5.3	$5.9	$1.9	$2.1
Interest costs	8.4	7.9	2.8	3.0
Expected return on plan assets	(10.1)	(10.0)	(4.1)	(4.3)
Amortization of net actuarial losses	3.1	4.2	1.1	1.5
Total pension expense	$6.7	$8.0	$1.7	$2.3

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, 2016 and 2015 (in millions):

	United States		International
	2016	2015	2016	2015
Defined benefit plans
Service cost	$16.1	$17.7	$5.4	$6.2
Interest costs	25.0	23.7	8.6	9.1
Expected return on plan assets	(30.4)	(30.1)	(12.4)	(13.0)
Amortization of prior service costs	—	—	0.2	0.2
Amortization of net actuarial losses	9.4	12.6	3.2	4.5
Total pension expense	$20.1	$23.9	$5.0	$7.0

During the nine months ended August 31, 2016 and 2015, we contributed $22.1 million and $12.6 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2015 were $15.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Other postretirement benefits
Service cost	$0.6	$0.8	$2.0	$2.4
Interest costs	1.0	0.9	2.9	2.7
Total other postretirement expense	$1.6	$1.7	$4.9	$5.1

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Stock-based compensation expense	$4.0	$3.1	$19.8	$17.0
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

	2016	2015
Risk-free interest rates	0.5 - 1.9%	0.1 - 2.0%
Dividend yield	1.7%	2.1%
Expected volatility	18.7%	18.8%
Expected lives (in years)	7.6	7.7
The following is a summary of our stock option activity for the nine months ended August 31, 2016 and 2015:

	2016		2015
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$59.20	4.8	$54.17
Granted	0.7	99.92	0.8	76.32
Exercised	(0.6)	50.95	(0.6)	42.77
Outstanding at end of the period	4.9	$66.07	5.0	$58.96
Exercisable at end of the period	3.4	$56.97	3.3	$51.95
As of August 31, 2016, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $177.2 million and for options currently exercisable was $152.5 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2016 and 2015 was $25.0 million and $19.1 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2016 and 2015:

	2016		2015
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	270	$71.03	239	$67.60
Granted	104	96.59	135	76.06
Vested	(94)	72.21	(84)	71.30
Forfeited	(10)	80.47	(12)	73.03
Outstanding at end of period	270	$80.17	278	$70.35

The following is a summary of our LTPP activity for the nine months ended August 31, 2016 and 2015:

	2016		2015
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	192	$70.94	231	$61.94
Granted	108	86.40	96	74.02
Vested	(18)	64.74	(65)	48.78
Forfeited	(8)	79.45	(14)	70.92
Outstanding at end of period	274	$77.22	248	$69.55

9.	INCOME TAXES

Income taxes for the three months ended August 31, 2016 included $10.0 million of discrete tax benefits, consisting primarily of the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in the U.S. and an international jurisdiction. Income taxes for the nine months ended August 31, 2016 included $20.7 million of discrete tax benefits that primarily consisted of the following: (i) the reversal of unrecognized tax benefits and related interest of $11.3 million related to the expiration of statutes of limitations in the U.S. and in international jurisdictions; (ii) a reversal of a valuation allowance on an international deferred tax asset of $6.4 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; (iii) recognition of the tax year 2015 research tax credit of $2.8 million as a result of new legislation enacted in our first quarter; and (iv) a $1.0 million revaluation of a deferred tax liability as result of legislation enacted in our first quarter reducing the statutory tax rate for a non-U.S. jurisdiction. Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and nine months ended August 31, 2016.

Income taxes for the three months ended August 31, 2015, included $1.1 million of discrete tax benefits, consisting primarily of the reversal of unrecognized tax benefits and related interest associated with the expiration of a statute of limitation in an international jurisdiction. Income taxes for the nine months ended August 31, 2015, included $18.3 million of discrete tax benefits, consisting of the amounts described above as well as an additional $17.2 million of discrete tax benefits consisting principally of the following: (i) a reversal of a previously established valuation allowance on a foreign deferred tax asset of $8.6 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; (ii) the reversals of unrecognized tax benefits and related interest of $6.8 million associated with expirations of statutes of limitations in the U.S. and international jurisdictions; and (iii) the remainder principally related to recognition of a 2014 research tax credit. A new law was enacted in the first quarter 2015 that retroactively granted the credit for our 2014 tax year. Other than the reversals previously described and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months and nine months ended August 31, 2015.

As of August 31, 2016, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Average shares outstanding – basic	126.4	128.0	126.8	128.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.5	1.2	1.4	1.1
Average shares outstanding – diluted	127.9	129.2	128.2	129.2

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2016 and 2015 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Anti-dilutive securities	0.3	0.5	0.4	0.5

The following table sets forth the common stock activity for the three and nine months ended August 31, 2016 and 2015 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
Shares issued under stock option, employee stock purchase plans and RSUs	0.1	0.2	0.6	0.6
Shares repurchased in connection with the stock repurchase program	0.8	—	1.9	1.0
As of August 31, 2016, $391 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	August 31, 2016	August 31, 2015	November 30, 2015
Foreign currency translation adjustment	$(214.5)	$(152.3)	$(206.6)
Unrealized gain on foreign currency exchange contracts	1.5	2.1	1.5
Fair value of interest rate swaps (excluding settled interest rate swaps)	—	0.5	—
Unamortized value of settled interest rate swaps	2.3	2.8	2.1
Pension and other postretirement costs	(189.5)	(206.7)	(203.1)
Accumulated other comprehensive loss	$(400.2)	$(353.6)	$(406.1)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and nine months ended August 31, 2016 and 2015 (in millions):

	Three months ended August 31,		Nine months ended August 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2016	2015	2016	2015
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$—	$0.2	$0.1	Interest expense
Foreign exchange contracts	—	(2.1)	(3.1)	(5.4)	Cost of goods sold
Total before tax	0.1	(2.1)	(2.9)	(5.3)
Tax effect	—	0.6	0.7	1.2	Income taxes
Net, after tax	$0.1	$(1.5)	$(2.2)	$(4.1)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$—	$—	$0.2	$0.2	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	4.2	5.7	12.6	17.1	SG&A expense/ Cost of goods sold
Total before tax	4.2	5.7	12.8	17.3
Tax effect	(1.4)	(1.9)	(4.3)	(5.9)	Income taxes
Net, after tax	$2.8	$3.8	$8.5	$11.4

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

	Consumer	Industrial	Total
		(in millions)
Three months ended August 31, 2016
Net sales	$662.0	$429.0	$1,091.0
Operating income excluding special charges	127.3	44.8	172.1
Income from unconsolidated operations	6.8	1.3	8.1

Three months ended August 31, 2015
Net sales	$630.5	$429.4	$1,059.9
Operating income excluding special charges	114.6	39.2	153.8
Income from unconsolidated operations	9.2	0.5	9.7

Nine months ended August 31, 2016
Net sales	$1,937.6	$1,246.9	$3,184.5
Operating income excluding special charges	308.0	123.7	431.7
Income from unconsolidated operations	20.6	3.6	24.2

Nine months ended August 31, 2015
Net sales	$1,850.6	$1,243.8	$3,094.4
Operating income excluding special charges	286.9	111.8	398.7
Income from unconsolidated operations	26.9	0.1	27.0

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows (in millions):

	Consumer	Industrial	Total
Three months ended August 31, 2016
Operating income	$124.9	$42.9	$167.8
Add: Special charges	2.4	1.9	4.3
Operating income excluding special charges	$127.3	$44.8	$172.1

Three months ended August 31, 2015
Operating income	$99.9	$38.8	$138.7
Add: Special charges in cost of goods sold	3.4	—	3.4
Add: Other special charges (including a non-cash impairment charge in 2015)	11.3	0.4	11.7
Operating income excluding special charges	$114.6	$39.2	$153.8

Nine months ended August 31, 2016
Operating income	$300.8	$121.1	$421.9
Add: Special charges	7.2	2.6	9.8
Operating income excluding special charges	$308.0	$123.7	$431.7

Nine months ended August 31, 2015
Operating income	$237.3	98.9	$336.2
Add: Special charges in cost of goods sold	3.4	—	3.4
Add: Other special charges (including a non-cash impairment charge in 2015)	46.2	12.9	59.1
Operating income excluding special charges	$286.9	111.8	398.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For our consumer segment, scalable and differentiated innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value-priced flavors. Recent innovation includes the launch of herb grinders in North America and Europe, and liquid pouch products such as single use Grill Mate marinades in the U.S. and Thai chili sauce in China. In the U.S., we are expanding our organic offerings within our gourmet spices and seasonings line, and introducing new McCormick brand organic recipe mixes and organic Kitchen Basics stocks and bone broth. Other consumer segment innovation includes World Cuisine recipe mixes and Vahine brand dessert items in Europe, Aeroplane brand dessert items in Australia and new cooking sauces in Central America. For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a solid pipeline of new flavor solutions aligned with our customers’ new product launch plans. With more than 20 technical innovation centers and product development facilities around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers. In addition, much of our innovation is designed to meet the increasing consumer demand for healthy eating. We founded the McCormick Science Institute in 2007 to fund the advancement of scientific knowledge of the potential health benefits of culinary spices and herbs. This institute is also committed to educating consumers, nutritionists and dietitians about these potential health benefits.
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
Cost savings - We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from organization and streamlining actions. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share. Examples of CCI cost savings include vendor consolidation, high-speed equipment and automation, process reliability, shared services, route to market, system technology and sustainability. Since inception in 2009, CCI cost savings have totaled nearly $450 million and in 2015, together with organization and streamlining actions, we reached a record $98 million in cost savings. In 2016, we set a four-year goal to deliver $400 million of cost savings by November 30, 2019.

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
2016 outlook
In 2016, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2015, on our sales and earnings. In 2016, sales are projected to grow approximately 3%, or approximately 6% on a constant currency basis.
Led by CCI, we expect to reach cost savings of $100 million to $110 million in 2016, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the low single-digit range and we expect to offset this impact with our cost savings and pricing actions. We also plan to increase brand marketing by approximately $15 million in 2016.
Diluted earnings per share was $3.11 in 2015. Earnings per share for 2016 are projected to range from $3.68 to $3.72. Excluding the earnings per share impact of special charges of $0.37 in 2015, adjusted diluted earnings per share was $3.48 in 2015. Adjusted diluted earnings per share (excluding an estimated $0.07 impact from special charges expected to be recorded in 2016) are projected to be $3.75 to $3.79 in 2016. On a constant currency basis, we expect adjusted diluted earnings per share in 2016 to grow 12% to 13% over adjusted diluted earnings per share of $3.48 in 2015. We expect this growth rate to be mainly driven by increased adjusted operating income.

RESULTS OF OPERATIONS – COMPANY

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2016	2015	2016	2015
Net sales	$1,091.0	$1,059.9	$3,184.5	$3,094.4
Percent increase	2.9%	1.6%	2.9%	0.8%
Gross profit	$453.9	$421.9	$1,291.7	$1,215.6
Gross profit margin	41.6%	39.8%	40.6%	39.3%
Sales for the third quarter of 2016 increased by 2.9% from the prior year level and by 5.6% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). For the third quarter of 2016, sales rose over the prior year level as higher volume and product mix, driven by both our consumer and industrial segments, increased sales by 2.0%, pricing actions added 1.7%, and acquisitions added 1.9%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.7% compared to the year ago quarter and is excluded from our measure of sales growth of 5.6% on a constant currency basis.

Sales for the nine months ended August 31, 2016 increased by 2.9% over the 2015 level and by 6.0% on a constant currency basis. For the nine months ended August 31, 2016, sales increased over the prior year level as higher volume and product mix, driven by both our consumer and industrial segments, increased net sales by 2.0%, pricing actions added 1.4% and acquisitions added 2.6%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 3.1% in the nine months ended August 31, 2016, compared to the year ago period and is excluded from our measure of sales growth of 6.0% on a constant currency basis.

Gross profit for the third quarter of 2016 increased by $32.0 million, or 7.6%, over the comparable period in 2015, and our gross profit margin increased 180 basis points from the year ago quarter to 41.6%. Gross profit for the nine months ended August 31, 2016 increased by $76.1 million, or 6.3% over the comparable period in 2015, and our gross profit margin increased 130 basis points from the year ago period to 40.6%. These margin increases for both the quarter and year-to-date period were primarily due to cost savings from CCI and organization and streamlining actions, favorable business mix and pricing actions taken to offset higher material costs. In addition, gross profit for the 2015 quarter and year-to-date periods was reduced by $3.4 million of special charges related to inventory write downs directly associated with our decision in that quarter to discontinue non-profitable product lines, principally related to bulk-packaged and broken rice, of our Kohinoor business in India. While included in cost of goods sold in our 2015 income statement, the $3.4 million was treated as special charges in the 2015 periods (as more fully described under the caption, Non-GAAP Financial Measures).

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2016	2015	2016	2015
Selling, general & administrative expense (SG&A)	$281.8	$271.5	$860.0	$820.3
Percent of net sales	25.8%	25.6%	27.1%	26.5%
SG&A as a percent of net sales increased by 20 basis points from the year ago quarter to 25.8% in the third quarter of 2016. When compared to the third quarter of 2015, the increase in SG&A as a percent of net sales was principally attributable to an increase in selling and marketing related expenses and a $2.9 million increase in expenses related to brand marketing. These increases more than offset the benefits of our cost savings initiatives and lower fuel costs, and represented the primary drivers of the increase in SG&A as a percent of sales in the third quarter of 2016.
SG&A as a percent of net sales increased by 60 basis points from the year ago period to 27.1% for the nine months ended August 31, 2016. When compared to the nine months ended August 31, 2015, the increase in SG&A as a percent of net sales was attributable to $13.4 million increase in expenses related to brand marketing, an increase in selling and marketing related expenses, higher employee benefit expenses, and a $7.5 million increase in acquisition-related costs. These increases more than offset the benefits of our cost savings initiatives and lower fuel costs, and represented the primary drivers of the increase in SG&A as a percent of sales for the nine months ended August 31, 2016.
The increase in acquisition-related costs in the nine months ended August 31, 2016 over the 2015 level principally resulted from costs associated with our investigation earlier in 2016 of a large potential acquisition in the U.K. that we ultimately declined to pursue.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2016	2015	2016	2015
Special charges included in cost of goods sold	$—	$3.4	$—	$3.4
Other special charges	4.3	11.7	9.8	59.1
Special charges	$4.3	$15.1	$9.8	$62.5

During the three months ended August 31, 2016, we recorded $4.3 million of special charges, which consisted of $1.8 million for the planned exit from our current leased manufacturing facilities in Singapore and Thailand upon construction of a new manufacturing facility in Thailand, $1.7 million related to additional organization and streamlining actions associated with our Europe, Middle East and Africa (EMEA) region, and $0.8 million for employee severance and other exit costs related to the discontinuance of Kohinoor's non-profitable product lines. The Singapore/Thailand actions were initiated in the third quarter of 2016. The EMEA and Kohinoor actions were initiated in 2015 and are described more fully below. During the nine months ended August 31, 2016, we recorded $9.8 million of special charges, consisting of $4.8 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.8 million for the Singapore/Thailand actions, $1.7 million for employee severance and related costs associated with our North America effectiveness initiative, and $1.5 million for employee severance and other exit costs related to the discontinuance of Kohinoor's non-profitable rice product lines.

During the three months ended August 31, 2015, we recorded a total of $15.1 million of special charges, including $3.4 million classified in cost of goods sold. Of that amount, $13.0 million related to our Kohinoor consumer business in India, $1.3 million related to employee severance and related costs associated with our North American effectiveness initiative and $0.8 million principally related to other exit costs related to our EMEA reorganization initiated earlier in 2015. For the nine months ended August 31, 2015, we recorded $62.5 million of special charges, including $3.4 million classified in cost of goods sold. In addition to the Kohinoor charges of $13.0 million recorded in the third quarter, we recorded special charges of $27.7 million related to employee severance and related costs associated with our North American effectiveness initiative, and $23.7 million related to our EMEA reorganization initiated earlier in 2015. Partially offsetting these charges was a credit of $1.9 million for the 2015 reversal of reserves previously accrued as part of the EMEA reorganization plan undertaken in 2013 and 2014.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2016	2015	2016	2015
Interest expense	$14.1	$13.6	$41.7	$39.5
Other income, net	0.2	0.2	2.0	0.6
Interest expense was higher in the three months and nine months ended August 31, 2016 compared to the same periods of the prior year due to an increase in average borrowings as well as higher interest rates. The increase in other income for the nine months ended August 31, 2016 was principally the result of interest income and non-operating foreign currency transaction gains.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2016	2015	2016	2015
Income from consolidated operations before income taxes	$153.9	$125.3	$382.2	$297.3
Income taxes	34.3	37.4	91.5	71.9
Effective tax rate	22.3%	29.8%	23.9%	24.2%
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
Income tax expense for the three and nine months ended August 31, 2016 included net discrete tax benefits of $10.0 million and $20.7 million, respectively. Income tax expense for the three and nine months ended August 31, 2015 included discrete tax benefits of $1.1 million and $18.3 million, respectively. See note 9 of the accompanying financial statements for a further description of these discrete items. The decreases in our effective tax rates for the three and nine months ended August 31, 2016 are due to higher discrete tax benefits, as well as to the mix of earnings between tax jurisdictions.
Absent additional discrete items for the remainder of the year, we expect our annual effective tax rate for 2016 to be in a range of 25% to 26%.

	Three months ended August 31,		Nine months ended August 31,
(in millions)	2016	2015	2016	2015
Income from unconsolidated operations	$8.1	$9.7	$24.2	$27.0
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, decreased by $1.6 million and $2.8 million for the three and nine months ended August 31, 2016, as compared to the year-ago periods. For the three and nine months ended August 31, 2015, income from unconsolidated operations included a $1.9 million benefit due to the allocation of Kohinoor's total special charge to its 15% minority stakeholder. Excluding that $1.9 million benefit in 2015, income from unconsolidated operations for the three and nine months ended August 31, 2016 increased by $0.3 million and decreased by $0.9 million, respectively, as compared to the corresponding period in 2015. Both the three month and nine month comparisons were impacted by unfavorable foreign currency, mainly in our joint venture in Mexico. We expect income from unconsolidated operations to decline approximately 15% in 2016 as compared to 2015.
The following table outlines the major components of the change in diluted earnings per share from 2015 to 2016:

	Three months ended August 31,	Nine months ended August 31,
2015 Earnings per share – diluted	$0.76	$1.95
Decrease in special charges	0.06	0.30
Increase in operating income	0.11	0.19
Impact of effective tax rate	0.06	0.01
Decrease in income from unconsolidated operations	—	(0.01)
Impact of higher interest expense	—	(0.01)
Impact of higher other income	—	0.01
Impact of lower shares outstanding	0.01	0.02
2016 Earnings per share – diluted	$1.00	$2.46

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. See note 12 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income.

CONSUMER SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
(in millions)
Net sales	$662.0	$630.5	$1,937.6	$1,850.6
Percent increase/(decrease)	5.0%	1.4%	4.7%	(0.1)%
Operating income, excluding special charges	$127.3	$114.6	$308.0	$286.9
Operating income margin, excluding special charges	19.2%	18.2%	15.9%	15.5%
In the third quarter of 2016, sales of our consumer segment increased by 5.0%, as compared to the third quarter of 2015, and increased by 6.6% on a constant currency basis. Our acquisitions of Stubb's towards the end of the third quarter of 2015 and of Gourmet Garden in the second quarter of 2016 increased consumer segment sales by 3.2% during the third quarter of 2016. Higher volume and product mix added 1.9% to sales and pricing actions, taken in response to higher material costs, added 1.5% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced consumer segment sales by 1.6% compared to the year ago quarter and is excluded from our measure of sales growth of 6.6% on a constant currency basis.

In the Americas, consumer sales rose 7.5% in the third quarter of 2016 as compared to the third quarter of 2015 and increased by 7.7% on a constant currency basis. The acquisition of Stubb's and Gourmet Garden, which closed in August 2015 and April 2016, respectively, added 3.5% to sales for the quarter. Higher volume and product mix added 3.0% for the quarter, while pricing added 1.2% to sales. Higher volume and product mix was led by U.S. sales of McCormick and Lawry's brand spices and seasonings and of Zatarain’s brand items and Kitchen Basics products. These sales increases were offset in part by a slight decline in our sales of private label and economy brands. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 0.2% compared to the prior year level and is excluded from our measure of sales growth of 7.7% on a constant currency basis.

In the EMEA region, consumer sales decreased 2.5% in the third quarter of 2016 as compared to the third quarter of 2015, but sales increased by 0.5% on a constant currency basis. The acquisition of Gourmet Garden added 0.4% to sales in the third quarter and pricing added 1.7% to sales. These factors were offset by a 1.6% decline in volume and product mix. We have continued to drive sales growth in Poland and Russia that includes the benefit of new distribution and we delivered another strong sales quarter, along with category share gains, in France with new products and brand marketing. These gains in volume and product mix were largely offset by weakness in the U.K. where a number of food companies are being challenged in a difficult retail environment. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 3.0% compared to the year-ago period and is excluded from our measure of sales growth of 0.5% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 4.9% in the third quarter of 2016 and increased by 11.0% on a constant currency basis. The 2016 acquisition of Gourmet Garden added 7.0% to sales for the quarter. Sales in the quarter reflected an increase of 2.8% attributable to higher pricing and an increase of 1.2% attributable to volume and product mix. Our third quarter sales in China were mainly driven by promotional activity and pricing. Lowering our third quarter sales in this region was a decline in India, resulting from our year-ago decision to discontinue certain low margin products. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced sales by 6.1% compared to the third quarter of 2015 and is excluded from our measure of sales growth of 11.0% on a constant currency basis.

For the nine months ended August 31, 2016, our consumer segment sales rose 4.7% compared to the corresponding period in 2015 and by 7.0% on a constant currency basis. The acquisitions of Drogheria & Alimentari (D&A), Stubb's and Gourmet Garden added 4.0% to our sales for the period, higher volume and product mix added 1.8% and pricing actions added 1.2%, all in comparison to the prior year level. These factors offset an unfavorable impact from foreign currency rates that decreased sales by 2.3% compared to the 2015 level and is excluded from our measure of sales growth of 7.0% on a constant currency basis.

Operating income, excluding special charges, for the third quarter of 2016 for our consumer segment increased by $12.7 million, or 11.1%, compared to the third quarter of 2015, and increased by 11.6% on a constant currency basis. Operating income, excluding special charges, for our consumer segment increased in the third quarter of 2016, compared to the prior year level, due to the impact of sales growth and cost savings that more than offset the unfavorable impact of increases in brand marketing, selling and marketing related expenses and material costs. Brand marketing expense in the third quarter of 2016 was $2.0 million higher than the comparable year-ago period. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, for the third quarter of 2016 by 0.5% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 11.6% on a constant currency basis.

Operating income, excluding special charges, for the nine months ended August 31, 2016 for our consumer segment rose by $21.1 million, or 7.4%, compared to the same period of 2015 and rose by 9.0% on a constant currency basis. During the nine months ended August 31, 2016, the impact of sales growth and cost savings more than offset the unfavorable impact of increases in brand marketing, acquisition-related transaction costs, selling and marketing related expenses, material costs and employee benefit expense. Brand marketing expense for the nine months ended August 31, 2016 was $9.9 million higher than the comparable year-ago period. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 1.6% in the nine months ended August 31, 2016 as compared to the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 9.0% on a constant currency basis.

INDUSTRIAL SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
(in millions)
Net sales	$429.0	$429.4	$1,246.9	$1,243.8
Percent (decrease) increase	(0.1)%	2.0%	0.2%	2.2%
Operating income, excluding special charges	$44.8	$39.2	$123.7	$111.8
Operating income margin, excluding special charges	10.4%	9.1%	9.9%	9.0%
In the third quarter of 2016, sales of our industrial segment declined 0.1%, as compared to the third quarter of 2015, but increased by 4.3% on a constant currency basis. Pricing actions, taken in response to higher material costs, increased sales by 2.0% in the third quarter of 2016 and higher volume and product mix increased sales by 2.3%. These factors offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 4.4% compared to the year ago quarter and is excluded from our measure of sales growth of 4.3% on a constant currency basis.
In the Americas, industrial sales increased by 2.3% during the third quarter of 2016 from the prior year level and increased by 4.3% on a constant currency basis. Higher volume and product mix increased sales by 2.4%, while pricing actions added 1.9% to our industrial sales in the Americas. This performance was driven by sales of branded food service products in the U.S., where we have gained share with a leading customer. Also in the U.S., we have been winning business with some new restaurant customers, although demand from some quick service restaurants remains weak. In Latin America, we are growing sales of snack seasonings and other products supplied from our operation in Mexico. In Canada, we took pricing to pass through higher material costs that include the impact of currency, but this was offset by some weaker volume for industrial products in that market. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.0% compared to the third quarter of 2015 and is excluded from our measure of sales growth of 4.3% on a constant currency basis.

In the EMEA region, industrial sales decreased 7.3% in the third quarter of 2016 from the prior year level, but increased by 5.1% on a constant currency basis. Pricing actions added 2.8% and volume and product mix increased sales by 2.3% in the third quarter. We had solid sales growth of branded food service products and customized flavor solutions. These increases were offset by an unfavorable impact from foreign currency rates that reduced sales by 12.4% compared to the third quarter of 2015 and is excluded from our measure of sales growth of 5.1% on a constant currency basis.

In the Asia/Pacific region, industrial sales decreased 1.4% in the third quarter of 2016, compared to the third quarter of 2015, but increased by 2.6% on a constant currency basis. Higher volume and product mix increased sales by 1.7% during the quarter, while pricing actions increased sales by 0.9%. In the third quarter, we had strong growth from our operations in Australia and Southeast Asia, driven in part by new product wins and promotional activity by our quick service restaurant customers. In China, sales declined as a large customer is diversifying its supply chain by adding a second supplier for some core items that McCormick supplies. The net effect of these factors was offset by an unfavorable impact from foreign currency rates that reduced sales by 4.0% compared to the third quarter of 2015 and is excluded from our measure of sales growth of 2.6% on a constant currency basis.

For the nine months ended August 31, 2016, industrial segment sales increased 0.2%, as compared to the prior year, and increased by 4.5% on a constant currency basis. This increase was due to higher volume and product mix of 2.3%, pricing actions that added 1.6% to sales and our acquisition of Brand Aromatics completed early in the second quarter of 2015 that increased sales by 0.6%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 4.3% from the 2015 levels and is excluded from our measure of sales growth of 4.5% on a constant currency basis.

Operating income, excluding special charges, for the third quarter of 2016 for our industrial segment increased by $5.6 million, or 14.3%, compared to the third quarter of 2015 and increased by 23.0% on a constant currency basis. Operating income, excluding special charges, for our industrial segment increased in the third quarter of 2016, compared to the corresponding period in 2015, driven by a higher gross profit margin resulting from our cost savings and a more favorable business mix, offset in part by higher material costs and a $0.9 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 8.7% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 23.0% on a constant currency basis.

For the nine months ended August 31, 2016, operating income, excluding special charges, for our industrial segment increased by $11.9 million, or 10.6%, compared to the comparable period for 2015 and increased by 17.3% on a constant currency basis. Operating income, excluding special charges, for the industrial segment increased during the nine months ended August 31, 2016, compared to the corresponding period in 2015, as the favorable impact of a higher gross profit margin resulting from our cost savings and a shift toward more value-added products, offset the unfavorable impact of increases in material costs, employee benefit expense and a $3.6 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 6.7% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 17.3% on a constant currency basis.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts (in millions):

	August 31, 2016	August 31, 2015	November 30, 2015
Notional value	$390.2	$224.9	$264.5
Unrealized net gain	1.1	3.9	2.7
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
The following table sets forth the notional values and fair values of our interest rate swap contracts (in millions):

	August 31, 2016	August 31, 2015	November 30, 2015
Notional value	$100.0	$200.0	$200.0
Unrealized net gain	5.5	3.3	1.9
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of August 31, 2016, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2015, except as noted below.
In July 2016, we entered into a 15-year lease for a headquarters building in Hunt Valley, Maryland. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, requires monthly lease payments of approximately $0.9 million beginning six months after lease commencement. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. We expect to consolidate our Corporate staff and certain non-manufacturing U.S. employees, currently housed in four locations in the Hunt Valley, Maryland area, to the new headquarters building. Cost savings associated with our exit from those four locations will mitigate the monthly lease expense associated with the new headquarters building.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Additionally, we recorded $3.4 million in cost of goods sold in our income statement for the three and nine months ended August 31, 2015, which we classified as special charges. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President; President Global Industrial Segment and McCormick International, President Global Consumer Segment and North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
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

	For the year ended November 30, 2015	For the three months ended August 31,		For the nine months ended August 31,		Estimated for the year ending November 30, 2016
		2016	2015	2016	2015
Operating income	$548.4	$167.8	$138.7	$421.9	$336.2

Impact of special charges included in cost of goods sold	4.0	—	3.4	—	3.4
Impact of other special charges (including non-cash impairment charge of $9.6 million for the three and nine months ended August 31, 2015 and year ended November 30, 2015)	61.5	4.3	11.7	9.8	59.1
Total special charges	65.5	4.3	15.1	9.8	62.5

Adjusted operating income	$613.9	$172.1	$153.8	$431.7	$398.7

Income from unconsolidated operations	$36.7	$8.1	$9.7	$24.2	$27.0
Impact of special charges attributable to non-controlling interests (2)	(2.0)	—	(1.9)	—	(1.9)
Adjusted income from unconsolidated operations	$34.7	$8.1	$7.8	$24.2	$25.1

Net income	$401.6	$127.7	$97.6	$314.9	$252.4
Impact of total special charges (1)	49.9	3.4	14.0	7.4	46.8
Impact of special charges attributable to non-controlling interests (2)	(2.0)	—	(1.9)	—	(1.9)
Adjusted net income	$449.5	$131.1	$109.7	$322.3	$297.3

Earnings per share – diluted	$3.11	$1.00	$0.76	$2.46	$1.95	$3.68 to $3.72
Impact of total special charges	0.38	0.03	0.11	0.05	0.36	0.07
Impact of special charges attributable to non-controlling interests (2)	(0.01)	—	(0.02)	—	(0.01)	—
Adjusted earnings per share – diluted	$3.48	$1.03	$0.85	$2.51	$2.30	$3.75 to $3.79

(1) Total special charges of $65.5 million for the year ended November 30, 2015 are net of taxes of $15.6 million. Total special charges of $4.3 million and $9.8 million for the three and nine months ended August 31, 2016 are net of taxes of $0.9 million and $2.4 million, respectively. Total special charges of $15.1 million and $62.5 million for the three and nine months ended August 31, 2015 are net of taxes of $1.1 million and $15.7 million, respectively.

(2) Represents the portion of the Kohinoor total special charges of $14.2 million for the year ended November 30, 2015 and of $13.0 million for the three and nine months ended August 31, 2015 attributable to Kohinoor's 15% non-controlling interests and the related per share impact.

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

Constant currency growth rates follow:

	Three Months Ended August 31, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	7.5%	(0.2)%	7.7%
EMEA	(2.5)%	(3.0)%	0.5%
Asia/Pacific	4.9%	(6.1)%	11.0%
Total Consumer	5.0%	(1.6)%	6.6%
Industrial segment:
Americas	2.3%	(2.0)%	4.3%
EMEA	(7.3)%	(12.4)%	5.1%
Asia/Pacific	(1.4)%	(4.0)%	2.6%
Total Industrial	(0.1)%	(4.4)%	4.3%
Total net sales	2.9%	(2.7)%	5.6%

Adjusted operating income:
Consumer segment	11.1%	(0.5)%	11.6%
Industrial segment	14.3%	(8.7)%	23.0%
Total adjusted operating income	11.9%	(2.6)%	14.5%

	Nine Months Ended August 31, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	5.3%	(0.7)%	6.0%
EMEA	6.0%	(5.2)%	11.2%
Asia/Pacific	0.1%	(5.3)%	5.4%
Total Consumer	4.7%	(2.3)%	7.0%
Industrial segment:
Americas	2.0%	(2.3)%	4.3%
EMEA	(5.3)%	(10.6)%	5.3%
Asia/Pacific	—%	(5.1)%	5.1%
Total Industrial	0.2%	(4.3)%	4.5%
Total net sales	2.9%	(3.1)%	6.0%

Adjusted operating income:
Consumer segment	7.4%	(1.6)%	9.0%
Industrial segment	10.6%	(6.7)%	17.3%
Total adjusted operating income	8.3%	(3.0)%	11.3%

To present “constant currency” information for the fiscal year 2016 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2016 and are compared to the 2015 results, translated into U.S. dollars using the same 2016 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2015. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2015 or projected shares outstanding for fiscal year 2016, as appropriate.

Projection for Year Ending November 30, 2016
Percentage change in adjusted earnings per share	8% to 9%
Impact of foreign currency exchange	(4)%
Percentage change in adjusted earnings per share in constant currency	12% to 13%

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

The following table reconciles our EBITDA to our net income for the trailing twelve month periods ended August 31, 2016, August 31, 2015 and November 30, 2015 (dollars in millions):

	August 31, 2016	August 31, 2015	November 30, 2015
Net income	$464.1	$400.4	$401.6
Depreciation and amortization	109.5	103.3	105.9
Interest expense	55.5	51.9	53.3
Income tax expense	150.9	120.5	131.3
EBITDA	$780.0	$676.1	$692.1

Total debt	$1,617.8	$1,492.0	$1,395.7

Total debt to EBITDA	2.07	2.21	2.02

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$322.4	$316.6
Net cash used in investing activities	(201.8)	(280.6)
Net cash (used in) provided by financing activities	(92.2)	13.3
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

Operating Cash Flow – Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2016, cash flow from operations was $5.8 million higher than the same period of 2015. While net income for the first nine months of 2016 increased by $62.5 million from the prior year level, that increase was primarily due to lower special charges recorded for the first nine months of 2016 as compared to the same period of 2015. However, a large portion of those 2015 special charges had not been paid out in cash during the nine months ended August 31, 2015. Also in the first nine months of 2015, we experienced a higher level of collections of trade accounts receivable, as compared to the corresponding period of 2016, due principally to our participation in a vendor financing program by one of our large customers that accelerated our collection of amounts due from that customer. We contributed $22.1 million to our pension plans for the nine months ended August 31, 2016 as compared to $12.6 million for the same period of 2015.
Investing Cash Flow – The decrease in net cash used in investing activities was due to a decrease in cash usage associated with acquisitions of businesses, partially offset by a higher level of capital expenditures. During the nine months ended August 31, 2016, we spent $116.2 million for the acquisition of Gourmet Garden. This compares to $210.9 million that was spent during the same period last year to acquire Brand Aromatics, Drogheria & Alimentari and Stubb's. See note 2 for additional information on these transactions. During the first nine months of 2016, we spent $87.9 million on capital expenditures, compared to $70.0 million for the same period last year. Capital expenditures for fiscal year 2016 are expected to be $150 million to $160 million.
Financing Cash Flow – We used $92.2 million of cash used in financing activities for the nine months ended August 31, 2016 as compared to $13.3 million of cash provided by financing activities for the corresponding period in 2015. The primary driver behind this change was an increase of $106.6 million in cash used to repurchase common stock in 2016 versus the prior year. In the first nine months of 2016, we had a net increase in short-term borrowings of $419.9 million compared to a net increase in short-term borrowings of $214.1 million for the same period last year. During the first quarter of 2016, we paid off $200 million of 5.20% notes that matured in December 2015.
The following table outlines the activity in our share repurchase program for the nine months ended August 31 (in millions):

	2016	2015
Number of shares of common stock repurchased	1.9	1.0
Dollar amount	$178.9	$72.3
As of August 31, 2016, $391 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.
During the nine months ended August 31, 2016, we received proceeds of $32.4 million from exercised options compared to $26.1 million received in the first nine months of last year. We increased dividends paid to $163.6 million for the first nine months of 2016 compared to $153.7 million of dividends paid in the same period last year. Dividends paid in the first quarter of 2016 were declared on November 24, 2015.

The following table presents the ratios of our total debt to EBITDA for the trailing twelve month periods ended August 31, 2016, August 31, 2015 and November 30, 2015:

	August 31, 2016	August 31, 2015	November 30, 2015
Total debt to EBITDA	2.07	2.21	2.02
Our ratio of total debt to EBITDA was 2.07 as of August 31, 2016 as compared to the ratios of 2.02 and 2.21 as of November 30, 2015 and August 31, 2015, respectively. The increase in the ratio from 2.02 as of November 30, 2015 to 2.07 as of August 31, 2016 is principally due to an increase in total debt to assist in funding the acquisition of Gourmet Garden in 2016. Special charges were $12.7 million, $63.5 million and $63.5 million for the twelve months ended August 31, 2016, August 31, 2015, and November 30, 2015. Those special charges reduced EBITDA and, accordingly, increased the ratios of total debt to EBITDA as of August 31, 2016, August 31, 2015 and November 30, 2015 shown in the preceding table by 0.03, 0.19, and 0.17, respectively.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2016, we temporarily used $140.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2015, we temporarily used $130.0 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2016 and August 31, 2015 were $582.4 million and $548.3 million, respectively. Total average debt outstanding for the nine months ended August 31, 2016 and August 31, 2015 was $1,637.4 million and $1,553.3 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2016, the exchange rates for the Euro, the British pound sterling, Chinese renminbi and the Polish zloty were lower than at August 31, 2015. At August 31, 2016, the exchange rates for the Canadian dollar and Australian dollar were higher than at August 31, 2015. At August 31, 2016, the exchange rates for the British pound sterling and Chinese renminbi were lower than at November 30, 2015. At August 31, 2016, the exchange rates for the Euro, the Canadian dollar, Australian dollar and the Polish zloty were higher than at November 30, 2015.
The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in interest rates and in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars. For the year ended November 30, 2015, net sales of our U.K. operations constituted 8% of our consolidated net sales. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.
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
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total contributions to our pension plans in 2016 of approximately $25 million in comparison to the $15.7 million of contributions in 2015. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2016 to June 30, 2016	CS – 5,000	$98.80	5,000	$437 million
	CSNV – 319,000	$99.24	319,000
July 1, 2016 to July 31, 2016	CS – 43,313 (1)	$105.54	43,313	$413 million
	CSNV – 187,255	$104.63	187,255
August 1, 2016 to August 31, 2016	CS – 0	$—	—	$391 million
	CSNV – 216,000	$101.23	216,000
Total	CS – 48,313	$104.84	48,313	$391 million
	CSNV – 722,255	$101.23	722,255

(1)
On July 11, 2016, we purchased 12,228 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $106.13 represented the closing price of the common shares on July 11, 2016. On July 15, 2016, we purchased 23,585 shares of our common stock from our domestic pension plan to facilitate the plan’s rebalancing of its asset allocations. The price paid per share of $104.95 represented the closing price of the common shares on July 14, 2016.

As of August 31, 2016, $391 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2016, we issued 199,160 shares of CSNV in exchange for shares of CS and issued 3,406 shares of CS in exchange for shares of CSNV.

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
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2016, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

October 3, 2016	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

October 3, 2016	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller