Form 10-K
period 2016-11-30
MCCORMICK & CO INC
filed 2017-01-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2016
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2016: $1,108,629,399
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2016: $11,169,292,363
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	11,533,159	December 30, 2016
Common Stock Non-Voting	113,656,332	December 30, 2016
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 29, 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.
Business Segments
We operate in two business segments, consumer and industrial. Demand for flavor is growing globally, and across both segments we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products to meet the increasing demand for certain product attributes such as organic, reduced sodium, gluten-free and non-GMO (genetically modified organisms) and that extend from premium to value-priced.

Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our industrial segment. The consumer segment contributes approximately 60% of sales and 75% of operating income, and the industrial segment contributes approximately 40% of sales and 25% of operating income.
For financial information about our business segments, please refer to “Management’s Discussion and Analysis–Results of Operations” and note 16 of the financial statements.
For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the financial statements.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 150 countries and territories. Our leading brands in the Americas include McCormick®, Lawry’s® and Club House®, as well as niche brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen® and Simply Asia®. In Europe, the Middle East and Africa (EMEA) our major brands include the Ducros®, Schwartz®, Kamis® and Drogheria & Alimentari® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific region, we market our products under the following brands. In China, we market our products under the McCormick and DaQiao® brands. In Australia, we market our spices and seasonings under the McCormick brand, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden brand. In India, our majority-owned joint venture trades under the Kohinoor® brand.
Our customers span a variety of retailers that include grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Approximately half of our consumer segment sales are spices, herbs and seasonings. For these products, we are a category leader in our primary markets. There are numerous competitive brands of spices, herbs and seasonings in the U.S. and additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately owned companies. In this competitive environment, we are leading with innovation and brand marketing, and applying our analytical tools to help customers optimize the profitability of their spice and seasoning sales while simultaneously working to increase our sales and profit.
Industrial Segment. In our industrial segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly and indirectly through distributors. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades. Our range of flavor solutions remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems and compound flavors. In addition to a broad range of flavor solutions, our long-standing customer relationships are evidence of our effectiveness in building customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
Our industrial segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a narrower range of flavor solutions than McCormick.
Raw Materials
The most significant raw materials used in our business are pepper, dairy products, capsicums (red peppers and paprika), garlic, onion, rice, wheat flour and vanilla. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the U.S. and locally, for many of our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement (CCI) program.
Customers
Our products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers under a number of brands through a variety of retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce. In the industrial segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items to enhance the flavor of their foods. Customers for the industrial segment include food manufacturers and the foodservice industry supplied both directly and indirectly through distributors.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2016, 2015 and 2014. Sales to one of our industrial segment customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2016, 2015 and 2014. In 2016, 2015 and 2014 the top three customers in our industrial segment represented between 53% and 54% of our global industrial sales.
The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “Lawry’s,” “Zatarain’s,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” "OLD BAY," "Simply Asia," "Thai Kitchen," "Kitchen Basics," “Kamis,” “Drogheria & Alimentari,” "DaQiao," “Kohinoor” and "Gourmet Garden" trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
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
Competition
Each segment operates in markets around the world that are highly competitive. In this competitive environment, our growth strategies include customer intimacy and product innovation based on consumer insights. Additionally, in the consumer segment, we are building brand recognition and loyalty through increased advertising and promotions.
Research and Development
Many of our products are prepared from confidential formulas developed by our research laboratories and product development teams, and, in some cases, from proprietary customer formulas. Expenditures for research and development were $61.0 million in 2016, $60.8 million in 2015, and $62.0 million in 2014. The amount spent on customer-sponsored research activities is not material.

Governmental Regulation
We are subject to numerous laws and regulations around the world that apply to our global businesses. In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of many of our products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Food Safety Modernization Act; the Federal Trade Commission Act; state consumer protection laws; competition laws, anti-corruption laws, customs and trade laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes, laws and regulatory requirements.
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in fiscal year 2016, and there are no material expenditures planned for such purposes in fiscal year 2017.
Employees
We had approximately 10,500 full-time employees worldwide as of November 30, 2016. Our operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. We have no collective bargaining contracts in the United States. At our foreign subsidiaries, approximately 2,800 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations
For information on the net sales and long-lived assets of McCormick by geographic area, see note 16 of the financial statements.
Foreign Operations
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2016, 42% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by us, the expected impact of raw material costs and our pricing actions on our results of operations and gross margins, the expected productivity and working capital improvements, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, our ability to issue additional debt or equity securities and our expectations regarding purchasing shares of our common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased use of private label or other competitive products; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, including the threat of data breaches and cyber attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described herein under Part I, Item 1A "Risk Factors."
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers' responses to those changes could impact our business. Our industrial segment may be impacted if the reputation or perception of the customers of our industrial segment declines. These factors and others could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 22% of our consolidated sales in 2016. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are pepper, dairy products, capsicums (red peppers and paprika), garlic, onion, rice, wheat flour and vanilla. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacturing, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, competition, anti-corruption, privacy, relations with distributors and retailers, foreign supplier verification, the import and export of products and product ingredients, employment, health and safety, and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere. These factors and others could have an adverse impact on our business, financial condition or results of operations.
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
From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks.
Our foreign and cross-border operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2016, 42% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues which causes more volatility in the economic environment throughout the European Union and the United Kingdom (U.K.). Additionally, international sales, together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
Fluctuations in foreign currency markets may negatively impact us.
We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee and Thai baht, as well as the Euro versus the British pound sterling, Australian dollar and Swiss franc. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.
The decision by British voters to exit the European Union may negatively impact our operations.
The June 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. As the U.K. negotiates its exit from the European Union, volatility in exchange rates and in U.K. interest rates may continue. In the near term, a weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars; a weaker British pound compared to other currencies increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations; and a higher U.K. interest rate may have a dampening effect on the U.K. economy. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Increases in interest rates may negatively impact us.
We had total outstanding short-term borrowings of $390 million at an average interest rate of approximately 1.4% on November 30, 2016. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
In addition, global capital markets have experienced volatility in the past that has tightened access to capital markets and other sources of funding, and such volatility and tightened access could reoccur in the future. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time period. Our inability to obtain financing on acceptable terms or within an acceptable time period could have an adverse impact on our operations, financial condition and liquidity.
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
Uncertain global economic conditions expose us to credit risks from customers and counterparties.
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

Litigation, legal or administrative proceedings could have an adverse impact on our business, financial condition and damage our reputation.

We are party to a variety of legal claims and proceedings in the ordinary course of business. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that management’s assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such claims or proceedings. In the event that management’s assessment of the materiality or immateriality of current claims and proceedings proves inaccurate, or litigation that is material arises in the future, there may be a material adverse effect on our financial condition. Any adverse publicity resulting from allegations made in litigation claims or legal or administrative proceedings (even if untrue) may also adversely affect our reputation. These factors and others could have an adverse impact on our business, financial condition or damage our reputation.

Streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness may have a negative effect on employee relations.

We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance that we may transfer production from one manufacturing facility to another, eliminate certain manufacturing, selling and administrative positions, and exit certain businesses or lines of business. These actions may result in a deterioration of employee relations at the impacted locations or elsewhere in McCormick.

If we are unable to fully realize the benefits from our CCI program, our financial results could be negatively affected.

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
The following is a list of our principal manufacturing properties, all of which are owned except for the facilities in Commerce, California; Lakewood, New Jersey; Melbourne, Australia; Florence, Italy and a portion of the facility in Littleborough, England, which are leased. The manufacturing facilities that we own in Guangzhou, Shanghai and Wuhan, China and the manufacturing facility that we own in Dubai, United Arab Emirates are each located on land subject to long-term leases:
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

France:
Carpentras–consumer and industrial
Monteux–consumer and industrial
Poland:
Stefanowo–consumer
Italy:
Florence–consumer
United Arab Emirates:
Dubai–industrial
China:
Guangzhou–consumer and industrial
Shanghai–consumer and industrial
(2 plants, one of which is under construction and the other which will be exited upon the move to the newly completed facility in 2017)
Wuhan–consumer
Australia:
Melbourne–consumer and industrial
Palmwoods–consumer (2 principal plants)
India:
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have disclosed in note 18 of the financial statements the information relating to the market price and dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 30, 2016 was $93.10 per share for the Common Stock and $93.33 per share for the Common Stock Non-Voting.

Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 30, 2016 was as follows:

Title of class	Approximate number of record holders
Common Stock, no par value	2,100
Common Stock Non-Voting, no par value	9,700
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2016:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2016 to September 30, 2016	CS-0 CSNV-0	- -	- -	$391 million
October 1, 2016 to October 31, 2016	CS-33,920 (1) CSNV-455,986	$95.65 $95.09	33,920 455,986	$344 million
November 1, 2016 to November 30, 2016	CS-0 CSNV-181,305	- $94.50	- 181,305	$327 million
Total	CS-33,920 CSNV-637,291	$95.65 $94.92	33,920 637,291	$327 million

(1)
On October 4, 2016, we purchased 18,375 shares of our CS from our domestic pension plan to facilitate the plan’s rebalancing of its asset allocations. The price paid per share of $96.62 represented the closing price of the CS on October 4, 2016. On October 19, 2016, we purchased 15,545 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $94.50 represented the closing price of the CS on October 19, 2016.

As of November 30, 2016, approximately $327 million remained of a $600 million share repurchase authorization approved by the Board of Directors in March 2015. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2016, we issued 773,787 shares of CSNV in exchange for shares of CS and issued 39,729 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2016	2015	2014	2013	2012
For the Year
Net sales	$4,411.5	$4,296.3	$4,243.2	$4,123.4	$4,014.2
Percent increase	2.7%	1.3%	2.9%	2.7%	8.6%
Operating income	641.0	548.4	603.0	550.5	578.3
Income from unconsolidated operations	36.1	36.7	29.4	23.2	21.5
Net income	472.3	401.6	437.9	389.0	407.8
Per Common Share
Earnings per share–basic	$3.73	$3.14	$3.37	$2.94	$3.07
Earnings per share–diluted	3.69	3.11	3.34	2.91	3.04
Common dividends declared	1.76	1.63	1.51	1.39	1.27
Closing price, non-voting shares–end of year	91.20	85.92	74.33	69.00	64.56
Book value per share	13.07	13.25	14.10	14.85	12.83
At Year-End
Total assets (1)	$4,635.9	$4,472.6	$4,382.3	$4,416.0	$4,130.9
Current debt	393.2	343.0	270.8	214.1	392.6
Long-term debt (1)	1,054.0	1,051.4	1,013.1	1,017.8	778.4
Shareholders’ equity	1,638.1	1,686.9	1,809.4	1,947.7	1,700.2
Other Financial Measures
Percentage of net sales
Gross profit	41.5%	40.4%	40.8%	40.4%	40.3%
Operating income	14.5%	12.8%	14.2%	13.4%	14.4%
Capital expenditures	$153.8	$128.4	$132.7	$99.9	$110.3
Depreciation and amortization	108.7	105.9	102.7	106.0	102.8
Common share repurchases	242.7	145.8	244.3	177.4	132.2
Average shares outstanding
Basic	126.6	128.0	129.9	132.1	132.7
Diluted	128.0	129.2	131.0	133.6	134.3

(1)
Total assets and Long-term debt for fiscal year-ends 2015, 2014, 2013 and 2012 have been restated to reflect the provisions of Accounting Standards Updates 2015-03, related to the presentation of debt issuance costs, and 2015-17, related to the classification of deferred tax assets and liabilities, both of which we adopted as of November 30, 2016.

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2016, 2015, 2014 and 2013, we recorded special charges related to the completion of organization and streamlining actions for our businesses in EMEA, North America and Australia. In addition, for 2016 and 2015, we recorded special charges related to the discontinuance of bulk-packaged and broken basmati rice product lines for our business in India. Lastly, in 2013, we recognized a loss on a voluntary pension settlement in the U.S. The net impact of these items is reflected in the following table:

(millions except per share data)	2016	2015	2014	2013	2012
Operating income	$(16.0)	$(65.5)	$(5.2)	$(40.3)	$—
Net income	(11.1)	(47.9)	(3.7)	(29.2)	—
Earnings per share–diluted	(0.09)	(0.37)	(0.03)	(0.22)	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained in Item 8 of this report. We use certain non-GAAP information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. The dollar and share information in the charts and tables in the MD&A are in millions, except per share data.
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and industrial, as described in Item 1 of this report.
Our long-term annual growth objectives in constant currency are to increase sales 4% to 6%, increase operating income 7% to 9% and increase earnings per share 9% to 11%. Over time, we expect to grow sales with similar contributions from: 1) our base business–driven by brand marketing support, customer intimacy, expanded distribution and category growth; 2) product innovation; and 3) acquisitions. We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from the organization and streamlining actions described in note 3 to our financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
Our business generates strong cash flow, and we have a balanced use of cash. We are using our cash to fund shareholder dividends, with annual increases in each of the past 31 years, and to fund capital expenditures, acquisitions and share repurchases. Each year, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
In 2016, we achieved further growth of our business although sales and earnings reported in U.S. dollars were unfavorably impacted by the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange, as compared to 2015. Net sales rose 2.7% over the 2015 level, as a result of the following factors:

•
We grew volume and product mix, with similar increases in both our consumer and industrial segments. This added 1.7% of sales growth. The increases were driven by product innovation, brand marketing and expanded distribution including new retail channels and new geographic regions.

•	Pricing actions to offset a low-single digit increase in material cost inflation added 1.5% of the increase in net sales.

•	The incremental impact of acquisitions completed in 2015 and 2016 added 2.3% of the increase in net sales.

•	These increases were partially offset by unfavorable currency rates. This impact reduced the net sales growth rate by 2.8%. Excluding this impact, we grew sales 5.5% on a constant currency basis.
Operating income was $641.0 million in 2016 and $548.4 million in 2015. We recorded $16.0 million of special charges in 2016 related to organization and streamlining actions, and in 2015 recorded $65.5 million of special charges. In 2016 compared to the year-ago period, the favorable impact of higher sales and $109.0 million of cost savings from our CCI program and organization and streamlining actions more than offset higher material costs and an $11.6 million increase in brand marketing. Excluding the aforementioned special charges, adjusted operating income was $657.0 million, an increase of 7% compared to $613.9 million in the year-ago period. In constant currency, adjusted operating income rose 9%. For further details and a reconciliation of non-GAAP to reported amounts, see Non-GAAP Financial Measures.
Diluted earnings per share was $3.69 in 2016 and $3.11 in 2015. The year-on-year increase in earnings per share was driven mainly by higher operating income, which reflected lower special charges, and lower shares outstanding. Special charges lowered earnings per share by $0.09 and $0.37 in 2016 and 2015, respectively.

Excluding the effect of the aforementioned special charges, adjusted diluted earnings per share was $3.78 in 2016 and $3.48 in 2015. This was an increase of 9%, despite the unfavorable impact of foreign currency exchange.
McCormick continues to generate strong cash flow. Net cash provided by operating activities reached $658.1 million in 2016, an increase from $590.0 million in 2015. We continued to have a balanced use of cash for capital expenditures, acquisitions and the return of cash to shareholders through dividends and share repurchases. In 2016, that return of cash to our shareholders was $460.5 million.

RESULTS OF OPERATIONS—2016 COMPARED TO 2015

	2016	2015
Net sales	$4,411.5	$4,296.3
Percent growth	2.7%	1.3%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	3.9%
Pricing actions	1.5%	1.1%
Acquisitions	2.3%	1.4%
Foreign exchange	(2.8)%	(5.1)%

Sales for the fiscal year 2016 increased 2.7% from 2015 and by 5.5% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Both the consumer and industrial segments drove higher volume and product mix that added 1.7% to sales. This was driven by product innovation, brand marketing and expanded distribution. Pricing actions, taken in response to increased material costs, added 1.5% to sales. The incremental impact of acquisitions completed in 2016–mainly Gourmet Garden–and three acquisitions completed in 2015–Brand Aromatics, Drogheria & Alimentari (D&A) and Stubb’s–added 2.3% to sales. These factors offset an unfavorable impact from foreign currency exchange that reduced sales by 2.8% compared to 2015 and is excluded from our measure of sales growth of 5.5% on a constant currency basis.

In 2017, we expect to grow sales 3% to 5%, with further increases in volume and product mix and pricing actions to offset a projected increase in material costs. We also expect incremental sales from the acquisition of Gourmet Garden, completed during fiscal year 2016, and an industrial acquisition completed in December 2016 and described in note 19 to our financial statements. We anticipate that these sales increases will be offset in part by an unfavorable impact from foreign currency exchange during 2017.

	2016	2015
Gross profit	$1,831.7	$1,737.3
Gross profit margin	41.5%	40.4%
In 2016, gross profit rose 110 basis points to 41.5% from 40.4% in 2015, as the favorable impact of pricing actions, CCI-led cost savings and more favorable business mix more than offset the unfavorable impact of higher material costs. In 2017, we expect gross profit margin to range from comparable to approximately 50 basis points higher than 2016, due to the favorable impact of pricing actions and cost savings, net of the unfavorable impact of higher material costs.

	2016	2015
Selling, general & administrative expense (SG&A)	$1,175.0	$1,127.4
Percent of net sales	26.6%	26.2%
Selling, general and administrative expenses were $1,175.0 million in 2016 compared to $1,127.4 million in 2015, an increase of $47.6 million. SG&A as a percentage of net sales was 26.6%, a 40 basis point increase from 2015. Driving this increase in SG&A as a percentage of net sales were higher employee related expenses, an $11.6 million increase in our brand marketing from the 2015 level to $252.2 million in 2016 and a $6.5 million increase in transaction costs, related to both completed and uncompleted acquisitions, from the 2015 level to $13.4 million in 2016. Partially offsetting these increases were cost savings from CCI and from the organization and streamlining actions described in note 3 to our financial statements.

	2016	2015
Special charges included in cost of goods sold	$0.3	$4.0
Other special charges in the income statement	15.7	61.5
Special charges	$16.0	$65.5

We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance in terms of both up-front costs and organizational/structural impact that we obtain advance approval from our Management Committee and classify expenses related to those changes as special charges in our financial statements. Special charges of $16.0 million were recorded in 2016 and $65.5 million in 2015 to enable us to implement these changes. Of the $16.0 million of special charges recorded in 2016, $0.3 million were recorded in cost of goods sold. The 2016 special charges principally consist of $5.7 million related to our EMEA reorganization, which began in 2015, $2.8 million related to our exit from a consolidated joint venture in South Africa, $1.9 million for other exit costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India initiated in 2015, $1.8 million associated with actions in connection with our planned exit of two leased manufacturing facilities in Singapore and Thailand, and $1.7 million for employee severance actions related to our North American effectiveness initiative begun in 2015. See note 3 of the financial statements for more details on these charges and our basis for classifying amounts as special charges.

In 2015, we recorded special charges of $65.5 million, of which $29.2 million related to employee severance and related costs associated with our North American effectiveness initiative and $24.4 million related to a reorganization of our EMEA business. An additional $14.2 million, including a non-cash brand impairment charge of $9.6 million, related to the discontinuance by our Kohinoor consumer business in India of sales of non-profitable bulk-packaged and broken basmati rice product lines. Partially offsetting these charges was a credit of $2.3 million for the 2015 reversal of reserves previously accrued as part of special charges in 2014 and 2013.

	2016	2015
Interest expense	$56.0	$53.3
Other income, net	4.2	1.1
Interest expense for 2016 was higher than the prior year, primarily due to higher average borrowings. Other income, net for 2016 rose by $3.1 million over the 2015 level, primarily due to higher interest income and lower non-operating foreign currency losses, both as compared to 2015, as well as to a gain on the 2016 sale of a non-operating asset.

	2016	2015
Income from consolidated operations before income taxes	$589.2	$496.2
Income taxes	153.0	131.3
Effective tax rate	26.0%	26.5%
The effective tax rate decreased 50 basis points to 26.0% in 2016, from 26.5% in 2015, primarily as a result of the following factors. Net discrete tax benefits increased by $2.0 million, from $19.1 million in 2015 to $21.1 million in 2016. Both 2016 and 2015 included discrete tax benefits for (i) the reversal of reserves for unrecognized tax benefits, net of additional taxes provided, for the expiration of statutes of limitation in several tax jurisdictions, (ii) the reversal of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred tax assets, and (iii) prior year adjustments for the research tax credit related to legislation enacted subsequent to the reporting dates. A portion of the 2015 discrete tax benefit was offset by a discrete tax detriment for the revaluation of deferred tax assets in the U.K resulting from legislation enacted in 2015 reducing the statutory tax rate for future periods. See note 12 of the financial statements for a reconciliation of the U.S. federal tax rate with the effective tax rate.
We expect an effective tax rate in 2017 of approximately 28%, including a favorable effect from our planned adoption of the new Accounting Standards Update No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as more fully described in note 1 of the financial statements. We expect that the adoption of this new guidance in fiscal 2017 will reduce our effective income tax rate; however, the ultimate amount of that reduction is dependent upon the underlying vesting or exercise activity and related future stock prices.

	2016	2015
Income from unconsolidated operations	$36.1	$36.7

Income from unconsolidated operations decreased $0.6 million in 2016 from the prior year. This decrease was mainly attributable to our largest joint venture, McCormick de Mexico, for which the unfavorable impact of foreign exchange rates more than offset the favorable impact, in local currency, of higher sales and net income. In 2016, our 50% interest in the McCormick de Mexico joint venture represented 57% of the sales and 83% of the income of our unconsolidated operations. We own 50% of most of our other unconsolidated joint ventures.
In 2017, we expect income from unconsolidated operations to be comparable to 2016, mainly due to the continued unfavorable impact of foreign exchange rates on McCormick de Mexico.
We reported diluted earnings per share of $3.69 in 2016, compared to $3.11 in 2015. The table below outlines the major components of the change in diluted earnings per share from 2015 to 2016. The increase in adjusted operating income in the table below includes the impact from unfavorable currency exchange rates in 2016.

2015 Earnings per share—diluted	$3.11
Impact of decrease in special charges	0.28
Increase in adjusted operating income	0.25
Impact of lower shares outstanding	0.03
Increase in other income	0.02
Impact of change in effective income tax rate, excluding taxes on special charges	0.02
Higher interest expense	(0.02)
2016 Earnings per share—diluted	$3.69

We measure segment performance based on operating income excluding special charges as these activities are managed separately from the business segments.
Consumer Segment

	2016	2015
Net sales	$2,753.2	$2,635.2
Percent growth	4.5%	0.4%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	3.8%
Pricing actions	1.2%	0.1%
Acquisitions	3.5%	1.4%
Foreign exchange	(1.9)%	(4.9)%

Operating income, excluding special charges (our measure of segment profit)	$490.8	$456.1
Operating income margin, excluding special charges	17.8%	17.3%
We grew sales of our consumer segment by 4.5% as compared to 2015 and by 6.4% on a constant currency basis. Higher volume and product mix added 1.7% to sales, and pricing actions, taken in response to increased material costs, added 1.2%. The incremental impact in 2016 of acquisitions completed in that year–mainly Gourmet Garden–and two acquisitions completed in 2015–Drogheria & Alimentari (D&A) and Stubb’s–added 3.5% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced consumer segment sales by 1.9% compared to 2015 and is excluded from our measure of sales growth of 6.4% on a constant currency basis.
In the Americas, consumer sales rose 5.8% in 2016 as compared to 2015 and rose by 6.3% on a constant currency basis. Higher volume and product mix added 2.2% to sales, led by U.S. sales growth in spices and seasonings and recipe mixes and driven by product innovation, brand marketing, particularly in digital, and working with retailers on in-store product assortment, pricing and promotion. Pricing actions added 1.4% to sales and the incremental impact of acquisitions–mainly Gourmet Garden and Stubb's–added 2.7% to sales. These factors offset an unfavorable impact of foreign currency that reduced sales by 0.5% compared to 2015 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.
In the EMEA region, consumer sales rose 2.4% in 2016 as compared to 2015 and rose 6.9% on a constant currency basis. Volume and product mix lowered sales by 0.4%, with growth in Poland and France offset by weakness in the U.K. The sales growth in Poland and France was driven by product innovation, brand marketing and expanded distribution, while weakness in the U.K. related to a difficult retail environment. Pricing added 1.5% to sales and the incremental impact of acquisitions–mainly D&A–added 5.8% to sales. An unfavorable impact from foreign currency rates reduced sales by 4.5% compared to 2015 and is excluded from our measure of sales growth of 6.9% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 1.5% as compared to 2015 and increased 6.3% on a constant currency basis. Higher volume and product mix added 2.2% to sales, with strong results in both China and Australia. Volume and product mix in India declined in 2016 compared to 2015, due in part to the discontinuation of lower-margin bulk-packaged and broken rice product lines. Pricing added 0.3% to sales and the incremental impact of acquisitions–Gourmet Garden–added 3.8% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 4.8% compared to 2015 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.
We grew operating income, excluding special charges–our measure of segment profit–for our consumer segment by $34.7 million, or 7.6%, in 2016 compared to 2015. The favorable impact of sales growth and cost savings more than offset the unfavorable impact of higher material costs and an increase in brand marketing. On a constant currency basis, operating income, excluding special charges rose 8.7%. Excluding the impact of special charges, the consumer segment operating income margin rose by 50 basis points to 17.8% in 2016 from 17.3% in 2015.
Industrial Segment

	2016	2015
Net sales	$1,658.3	$1,661.1
Percent growth	(0.2)%	2.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.5%	4.3%
Pricing actions	2.0%	2.6%
Acquisitions	0.4%	1.3%
Foreign exchange	(4.1)%	(5.5)%

Operating income, excluding special charges (our measure of segment profit)	$166.2	$157.8
Operating income margin, excluding special charges	10.0%	9.5%
Sales of our industrial business declined 0.2% as compared to 2015 but increased by 3.9% on a constant currency basis. Higher volume and product mix added 1.5% to sales and pricing actions, taken in response to increased material costs, added 2.0%. The incremental impact on 2016 industrial sales of the Brand Aromatics acquisition completed in 2015 added 0.4% to sales. These factors partially offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 4.1% compared to 2015 and is excluded from our measure of sales growth of 3.9% on a constant currency basis.
In the Americas, industrial sales rose 1.7% in 2016 as compared to 2015 and rose 3.7% on a constant currency basis. Higher volume and product mix added 1.4% to sales and included growth in sales of branded foodservice products in the U.S. and snack seasonings in the U.S. and Mexico. Pricing actions added 1.7% to sales and the incremental impact of the Brand Aromatics acquisition added 0.6% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.0% compared to 2015 and is excluded from our measure of sales growth of 3.7% on a constant currency basis.
In the EMEA region, industrial sales declined 6.4% in 2016 as compared to 2015, but increased 4.8% on a constant currency basis. Higher volume and product mix added 1.1% to sales and included growth in sales to leading quick service restaurants in this region. Pricing actions added 3.7% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that decreased sales by 11.2% compared to 2015 and is excluded from our measure of sales growth of 4.8% on a constant currency basis.
In the Asia/Pacific region, industrial sales declined 0.1% in 2016 as compared to 2015, but increased by 3.8% on a constant currency basis. Higher volume and product mix added 3.0% to sales and included growth in sales to leading quick service restaurants supplied from our facilities in both Australia and Southeast Asia that offset weakness in China that resulted, in large part, from a decision by a large customer to add a secondary supply source. Pricing actions added 0.8% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced sales by 3.9% compared to 2015 and is excluded from our measure of sales growth of 3.8% on a constant currency basis.

We grew operating income, excluding special charges–our measure of segment profit–for our industrial segment by $8.4 million, or 5.3%, in 2016 compared to 2015. The favorable impact of sales growth and cost savings more than offset the unfavorable impact of higher material costs. On a constant currency basis, operating income, excluding special charges rose 11.6%. Excluding the impact of special charges, the industrial segment operating income margin rose by 50 basis points to 10.0% in 2016 from 9.5% in 2015 and included the impact of our efforts to shift our business mix to more value-added products through innovation and acquisitions.

RESULTS OF OPERATIONS—2015 COMPARED TO 2014

	2015	2014
Net sales	$4,296.3	$4,243.2
Percent growth	1.3%	2.9%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.9%	(0.2)%
Pricing actions	1.1%	1.9%
Acquisitions	1.4%	1.8%
Foreign exchange	(5.1)%	(0.6)%

Sales for the fiscal year 2015 increased by 1.3% from 2014 and by 6.4% on a constant currency basis, with growth in both the consumer and industrial segments. Higher volume and product mix added 3.9% to sales, driven by product innovation, brand marketing and expanded distribution including new retail channels and new geographic regions. Pricing actions, taken in response to increased raw material and packaging costs, added 1.1% to sales. The incremental impact of the three acquisitions completed in 2015–Brand Aromatics, Drogheria & Alimentari (D&A) and Stubb’s–added 1.4% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced 2015 sales compared to 2014 by 5.1% and is excluded from our measure of sales growth on a constant currency basis.

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

Special charges of $65.5 million were recorded in 2015 and $5.2 million in 2014 to enable us to implement changes to our organization structure to reduce fixed costs, simplify or improve processes and improve our competitiveness. Of the $65.5 million of special charges recorded in 2015, $4.0 million were recorded in cost of goods sold. Of that $65.5 million, $29.2 million related to employee severance and related costs associated with our North American effectiveness initiative, and $24.4 million related to our EMEA reorganization initiated earlier in 2015. An additional $14.2 million related to our Kohinoor consumer business in India. Partially offsetting these charges was a credit of $2.3 million for the 2015 reversal of reserves previously accrued as part of special charges in 2014 and 2013. See note 3 of the financial statements for more details on these charges and our basis for classifying amounts as special charges.
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
We reported diluted earnings per share of $3.11 in 2015, compared to $3.34 in 2014. The table below outlines the major components of the change in diluted earnings per share from 2014 to 2015. The increase in adjusted operating income and increase in income from unconsolidated operations in the table below includes a significant impact from unfavorable currency exchange rates in 2015.

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
Consumer Segment

	2015	2014
Net sales	$2,635.2	$2,625.5
Percent growth	0.4%	3.4%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.8%	(1.1)%
Pricing actions	0.1%	2.0%
Acquisitions	1.4%	2.9%
Foreign exchange	(4.9)%	(0.4)%

Operating income, excluding special charges (our measure of segment profit)	$456.1	$474.3
Operating income margin, excluding special charges	17.3%	18.1%
Sales of our consumer segment increased 0.4% as compared to 2014 and increased 5.3% on a constant currency basis. Higher volume and product mix added 3.8% to consumer sales and higher pricing related to material cost changes added 0.1%. Our acquisitions of D&A and Stubb’s, during the second and third quarters, respectively, added 1.4% to sales in 2015. These factors offset an unfavorable impact from foreign currency exchange rates that reduced consumer sales by 4.9% compared to 2014 and is excluded from our measure of sales growth of 5.3% on a constant currency basis.
In the Americas, consumer sales rose 1.8% in 2015 as compared to 2014 and rose 3.2% on a constant currency basis. Higher volume and product mix increased sales by 2.4% and pricing added 0.5%. Higher volume and product mix was led by U.S. sales growth in spices and seasonings and recipe mixes. This is an improvement over the 2014 sales results and was driven by product innovation, brand marketing, particularly in digital, and our work with retailers on in-store product assortment, pricing and promotion. The acquisition of Stubb’s, which closed in August 2015, added 0.3% to sales in 2015. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 1.4% from the 2014 level and is excluded from our measure of sales growth on a constant currency basis.
In the EMEA region, consumer sales decreased 5.0% as compared to 2014, but increased by 10.3% on a constant currency basis. Higher volume and product mix increased sales by 4.7% as compared to 2014 and higher pricing added 0.3%. The acquisition of D&A, which closed in May 2015, added 5.3% to sales in 2015. Our core business growth in the EMEA region was led by Poland, France and Russia and driven by our higher brand marketing, new product innovation and expanded distribution. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced sales by 15.3% compared to 2014 and is excluded from our measure of sales growth on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 2.6% as compared to 2014 and increased by 6.6% on a constant currency basis. Higher volume and product mix increased sales by 8.3% as compared to 2014 but were partly offset by a 1.7% reduction from pricing. In 2015, sales in China increased at a double-digit rate due in part to expanded distribution, while sales in India declined due in part to the discontinuation of lower-margin bulk-packaged and broken rice product lines, as well as lower pricing on basmati rice. The net effect of these factors offset an unfavorable impact from foreign currency exchange rates that reduced sales by 4.0% compared to 2014 and is excluded from our measure of sales growth on a constant currency basis.

Operating income, excluding special charges–our measure of segment profit–for our consumer segment decreased $18.2 million, or 3.8%, compared to 2014. On a constant currency basis, operating income for 2015, excluding special charges, decreased 0.4%, with the favorable impact of sales growth and cost savings, offset by the unfavorable impact of higher material costs, increased employee benefit expense and a 4% increase in brand marketing. The decrease in operating income led to lower operating income margin. Excluding the impact of special charges, the consumer segment operating income margin was 17.3% in 2015 and 18.1% in 2014.
Industrial Segment

	2015	2014
Net sales	$1,661.1	$1,617.7
Percent growth	2.7%	2.0%
Components of percent change in net sales–increase (decrease):
Volume and product mix	4.3%	0.9%
Pricing actions	2.6%	1.8%
Acquisitions	1.3%	—%
Foreign exchange	(5.5)%	(0.7)%

Operating income, excluding special charges (our measure of segment profit)	$157.8	$133.9
Operating income margin, excluding special charges	9.5%	8.3%
Sales of our industrial segment increased by 2.7% in 2015 as compared to 2014 and increased by 8.2% on a constant currency basis. Higher volume and product mix added 4.3% to sales as compared to 2014 and higher pricing related to material cost changes added 2.6%. Our acquisition of Brand Aromatics in March 2015 added 1.3% to sales. These factors offset an unfavorable impact from foreign currency exchange rates which reduced sales by 5.5% from the 2014 level and is excluded from our measure of sales growth on a constant currency basis.
In the Americas, industrial sales rose 3.2% as compared to 2014 and increased by 6.4% on a constant currency basis. Higher volume and product mix increased sales by 1.3% compared to 2014 and higher pricing increased sales by 3.1%. Higher volume and product mix was led by sales of snack seasonings in both the U.S. and Mexico, as well as branded foodservice products in the U.S. The acquisition of Brand Aromatics added 2.0% to industrial sales in the Americas in 2015. These factors offset an unfavorable impact from foreign currency exchange rates that reduced sales by 3.2% as compared to 2014 and is excluded from our measure of sales growth on a constant currency basis.
In the EMEA region, industrial sales increased by 0.8% as compared to 2014 and increased by 12.6% on a constant currency basis. Sales in 2015 reflected an increase of 10.4% attributable to higher volume and product mix and 2.2% from higher pricing. The strong sales performance reflected our support for the growth and geographic expansion of leading quick service restaurants and food manufacturers in this region. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 11.8% from the 2014 level and is excluded from our measure of sales growth on a constant currency basis.
In the Asia/Pacific region, industrial sales increased 2.9% as compared to 2014 and increased by 10.2% on a constant currency basis. Higher volume and product mix increased sales by 9.9% as compared to the prior year and higher pricing increased sales by 0.3%. In 2015, we increased sales to quick service restaurant customers in China and other markets across this region. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 7.3% as compared to 2014 and is excluded from our measure of sales growth on a constant currency basis.
Operating income, excluding special charges–our measure of segment profit–for our industrial segment increased $23.9 million, or 17.8%, compared to 2014. On a constant currency basis, operating income for 2015, excluding special charges, increased 24.5% above 2014, with the favorable impact of sales growth and cost savings more than offsetting the unfavorable impact of higher material costs and increased employee benefit expense. The significant increase in operating income led to higher operating income margin. Excluding the impact of special charges, the industrial segment operating income margin was 9.5% in 2015 and 8.3% in 2014. This also reflects a shift in the business mix to more value-added products, including the acquisition of Brand Aromatics.

NON-GAAP FINANCIAL MEASURES
The tables below include financial measures of adjusted operating income, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges in 2016, 2015 and 2014. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Additionally, we recorded $0.3 million and $4.0 million in cost of goods sold in our income statements for 2016 and 2015, respectively, which we classified as special charges.
Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President Global Industrial and McCormick International; President Global Consumer and North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the action. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements.
We believe these non-GAAP financial measures are important to investors. The exclusion of special charges provides additional information that enables enhanced comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
These non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. In addition, these non-GAAP financial measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner as we do. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions where applicable and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of these non-GAAP measures to GAAP financial results is provided below (in millions, except per share data):

	2016	2015	2014
Operating income	$641.0	$548.4	$603.0
Impact of special charges included in cost of goods sold	0.3	4.0	—
Impact of other special charges	15.7	61.5	5.2
Total special charges	16.0	65.5	5.2
Adjusted operating income	$657.0	$613.9	$608.2
% increase versus prior year	7.0%	0.9%	2.9%
Income from unconsolidated operations	$36.1	$36.7	$29.4
Impact of special charges attributable to non-controlling interests (1)	(1.9)	(2.0)	—
Adjusted income from unconsolidated operations	$34.2	$34.7	$29.4
% (decrease) increase versus prior year	(1.4)%	18.0%	26.7%
Net income	$472.3	$401.6	$437.9
Impact of total special charges (2)	13.0	49.9	3.7
Impact of special charges attributable to non-controlling interests (1)	(1.9)	(2.0)	—
Adjusted net income	$483.4	$449.5	$441.6
% increase versus prior year	7.5%	1.8%	5.6%
Earnings per share—diluted	$3.69	$3.11	$3.34
Impact of total special charges	0.10	0.38	0.03
Impact of special charges attributable to non-controlling interests	(0.01)	(0.01)	—
Adjusted earnings per share—diluted	$3.78	$3.48	$3.37
% increase versus prior year	8.6%	3.3%	7.7%

(1) In 2016, represents the portion of the total special charge of $2.8 million, associated with our exit of a consolidated joint venture in South Africa, attributable to our former joint venture partner. In 2015, represents the portion of the Kohinoor total special charge of $14.2 million attributable to Kohinoor's 15% minority stakeholder.
(2) Total special charges of $16.0 million for 2016, $65.5 million for 2015 and $5.2 million for 2014 are net of taxes of $3.0 million, $15.6 million and $1.5 million, respectively.

Because we are a multi-national company, we are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes have been volatile over the past several years. The exclusion of the effects of foreign currency exchange, or what we refer to as amounts expressed “on a constant currency basis”, is a non-GAAP measure. We believe that this non-GAAP measure provides additional information that enables enhanced comparison to prior periods excluding the translation effects of changes in rates of foreign currency exchange and provides additional insight into the underlying performance of our operations located outside of the U.S. It should be noted that our presentation herein of amounts and percentage changes on a constant currency basis does not exclude the impact of foreign currency transaction gains and losses (that is, the impact of transactions denominated in other than the local currency of any of our subsidiaries in their local currency reported results).

Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2016 on a constant currency basis, net sales and adjusted operating income for 2016 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2015 and compared to the reported results for 2015; and (2) to present our growth in net sales and adjusted operating income for 2015 on a constant currency basis, net sales and operating income for 2015 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2014 and compared to the reported results for 2014.

	For the year ended November 30, 2016
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	5.8%	(0.5)%	6.3%
EMEA	2.4%	(4.5)%	6.9%
Asia/Pacific	1.5%	(4.8)%	6.3%
Total Consumer	4.5%	(1.9)%	6.4%
Industrial segment:
Americas	1.7%	(2.0)%	3.7%
EMEA	(6.4)%	(11.2)%	4.8%
Asia/Pacific	(0.1)%	(3.9)%	3.8%
Total Industrial	(0.2)%	(4.1)%	3.9%
Total net sales	2.7%	(2.8)%	5.5%

Adjusted operating income:
Consumer segment	7.6%	(1.1)%	8.7%
Industrial segment	5.3%	(6.3)%	11.6%
Total adjusted operating income	7.0%	(2.4)%	9.4%

	For the year ended November 30, 2015
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	1.8%	(1.4)%	3.2%
EMEA	(5.0)%	(15.3)%	10.3%
Asia/Pacific	2.6%	(4.0)%	6.6%
Total Consumer	0.4%	(4.9)%	5.3%
Industrial segment:
Americas	3.2%	(3.2)%	6.4%
EMEA	0.8%	(11.8)%	12.6%
Asia/Pacific	2.9%	(7.3)%	10.2%
Total Industrial	2.7%	(5.5)%	8.2%
Total net sales	1.3%	(5.1)%	6.4%

Adjusted operating income:
Consumer segment	(3.8)%	(3.4)%	(0.4)%
Industrial segment	17.8%	(6.7)%	24.5%
Total adjusted operating income	0.9%	(4.2)%	5.1%

In addition to the above non-GAAP measures, we use total debt to earnings before interest, tax, depreciation and amortization (EBITDA) as a measure of leverage. We define EBITDA as net income plus expenses of interest, income taxes, depreciation and amortization. EBITDA and the ratio of total debt to EBITDA are both non-GAAP financial measures. This ratio measures our ability to repay outstanding debt obligations. Our target for total debt to EBITDA is 1.5 to 1.8. Our total debt to EBITDA can be temporarily impacted by our acquisition activity. We believe that total debt to EBITDA is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate total debt to EBITDA.

The following table reconciles our EBITDA to our net income:

	2016	2015	2014
Net income	$472.3	$401.6	$437.9
Depreciation and amortization	108.7	105.9	102.7
Interest expense	56.0	53.3	49.7
Income tax expense	153.0	131.3	145.9
EBITDA	$790.0	$692.1	$736.2

Total debt	$1,447.2	$1,394.4	$1,283.9

Total debt/EBITDA	1.83	2.01	1.74

LIQUIDITY AND FINANCIAL CONDITION

	2016	2015	2014
Net cash provided by operating activities	$658.1	$590.0	$503.6
Net cash used in investing activities	(267.1)	(338.9)	(131.6)
Net cash used in financing activities	(371.5)	(199.6)	(348.9)
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, increase our dividend, fund capital projects and make share repurchases when appropriate. In 2017, we expect to continue our share repurchase activity and fund all or a portion of possible future acquisitions with cash flow from operations.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2016, the exchange rates for the British pound sterling, Canadian dollar, Polish zloty and Chinese renminbi were lower versus the U.S. dollar than at November 30, 2015. At November 30, 2016, the exchange rate for the Australian dollar was higher versus the U.S. dollar than at November 30, 2015. At November 30, 2016, the exchange rate for the Euro versus the U.S. dollar approximated the comparable rate at November 30, 2015.
Operating Cash Flow – Operating cash flow was $658.1 million in 2016, $590.0 million in 2015 and $503.6 million in 2014. The improvement in cash flow from operations in 2016 compared to 2015 is predominantly due to higher net income, resulting principally from higher sales and gross profit, a decrease in cash payments related to special charges and the impact of higher employee benefit accruals. The improvement in cash flow from operations in 2015 compared to 2014 is primarily attributable to improvements in the three main components of working capital (trade accounts receivable, inventories and accounts payable). The change in trade accounts receivable has varied in the last three years, as it was a use of cash in 2016, a source of cash in 2015 and a use of cash in 2014. While the change in inventory also had an impact on the variability in cash flow from operations, it was a less significant use of cash in 2015 when compared to 2016 and 2014. The change in accounts payable was a significant source of cash in 2016 and 2015, compared to a moderate use of cash in 2014. Dividends received from unconsolidated affiliates were higher in 2016 and 2015 when compared to 2014, contributing to the increased cash flow from operations in 2016 and 2015.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2016	2015	2014
Cash Conversion Cycle	88.5	90.2	91.4
The decrease in CCC in 2016 from 2015 is mainly due to an increase in our days payable outstanding as a result of extending our payment terms to suppliers. The decrease in CCC in 2015 from 2014 is mainly due to a decrease in our days sales outstanding resulting from new contractual terms with a large customer.
Investing Cash Flow – Net cash used in investing activities was $267.1 million in 2016, $338.9 million in 2015 and $131.6 million in 2014. The variability between years is principally a result of cash usage related to our acquisitions of businesses, which amounted to $120.6 million in 2016 and $210.9 million in 2015. We did not make any acquisitions in 2014. See note 2 of the financial statements for further details related to the 2016 and 2015 acquisitions. Capital expenditures were $153.8 million in 2016, $128.4 million in 2015 and $132.7 million in 2014. We expect 2017 capital expenditures to range between $170 million and $190 million to support our growth.
Financing Cash Flow – Net cash used in financing activities was $371.5 million in 2016, $199.6 million in 2015 and $348.9 million in 2014. The variability between years is principally a result of share repurchase activity, described below, and of changes in our net borrowings. In 2016, 2015 and 2014, our net borrowing activity provided cash of $55.7 million, $118.0 million and $56.1 million, respectively. In 2015, we received net cash proceeds of $246.5 million from our issuance of $250 million of 3.25% notes due 2025. The net proceeds from this offering were used to pay down short-term borrowings and for general corporate purposes in 2015. In 2016, proceeds from short-term borrowings were used to pay off $200 million of 5.20% notes that matured in December 2015 and for general corporate purposes.
The following table outlines the activity in our share repurchase programs:

	2016	2015	2014
Number of shares of common stock	2.6	1.9	3.6
Dollar amount	$242.7	$145.8	$244.3
As of November 30, 2016, $327 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in March 2015.
The common stock issued in 2016, 2015 and 2014 relates to our stock compensation plans.
Our dividend history over the past three years is as follows:

	2016	2015	2014
Total dividends paid	$217.8	$204.9	$192.4
Dividends paid per share	1.72	1.60	1.48
Percentage increase per share	7.5%	8.1%	8.8%
In November 2016, the Board of Directors approved a 9.3% increase in the quarterly dividend from $0.43 to $0.47 per share.

	2016	2015	2014
Total debt/EBITDA	1.83	2.01	1.74

The decrease in our total debt to EBITDA from 2015 to 2016 is due to higher net income. EBITDA used in the 2016 calculation is $97.9 million higher than the EBITDA used in the 2015 calculation. EBITDA for 2015 was lower, in part, due to the impact of a higher level of special charges. The increase in our total debt to EBITDA from 2014 to 2015 is mainly due to higher long-term debt borrowings in 2015 to fund our acquisitions of Brand Aromatics, D&A and Stubb’s, combined with the lower EBITDA for 2015. Special charges were $16.0 million, $65.5 million and $5.2 million for 2016, 2015 and 2014, respectively. Those special charges reduced EBITDA and, accordingly, increased the ratios of total debt to EBITDA for 2016, 2015 and 2014 shown in the preceding table by 0.03, 0.16 and 0.01, respectively.

Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At November 30, 2016, we temporarily used $218.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2016 and 2015 were $603.8 million and $546.0 million, respectively. The total average debt outstanding for the years ended November 30, 2016 and 2015 was $1,658.8 million and $1,571.9 million, respectively.

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

In June 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $182.8 million as of November 30, 2016 that will expire in 2017. We engage in regular communication with all of the banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See also note 6 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $25.1 million in 2016, $15.7 million in 2015 and $16.8 million in 2014. It is expected that the 2017 total pension plan contributions will be approximately $13 million primarily for international plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 65% of assets are invested in equities, 26% in fixed income investments and 9% in other investments. Assets in the rabbi trust are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 50% in equities and 50% in fixed income investments. See also note 10 of the financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
On December 15, 2016 (after our fiscal year end), we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $125.5 million, subject to certain post-closing adjustments. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products.

In fiscal year 2016, we made the following acquisitions:

•
On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. The purchase price was $116.2 million, net of cash acquired of $3.3 million, and was financed with a combination of cash and short-term borrowings. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component is not currently material to its overall business.

•	On September 1, 2016, we acquired the Cajun Injector business for $4.4 million. Cajun Injector has been included in our consumer segment since its acquisition.

In fiscal year 2015, we made the following acquisitions:

•
We purchased 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expanded the breadth of value-added products in our industrial segment. The purchase price for Brand Aromatics was $62.4 million, net of post-closing adjustments and was financed with a combination of cash and short-term borrowings. Brand Aromatics has been included in our industrial segment since its acquisition.

•
We purchased 100% of the shares of D&A, a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. D&A has been included in our consumer segment since its acquisition.

•
We purchased 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is a leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition expanded the breadth of value-added products in our consumer segment. The purchase price for Stubb's was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. Stubb's has been included in our consumer segment since its acquisition.

See notes 2 and 19 of the financial statements for further details regarding these acquisitions.
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
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Chinese renminbi, Indian rupee and Thai baht, as well as the Euro versus the British pound sterling, Australian dollar and Swiss franc. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2016, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in France, the U.K., Poland, Mexico, Canada and Australia. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.
The following table summarizes the foreign currency exchange contracts held at November 30, 2016. All contracts are valued in U.S. dollars using year-end 2016 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2016

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$16.3	1.13	$0.9
British pound sterling	U.S. dollar	30.2	1.27	0.3
Canadian dollar	U.S. dollar	40.1	0.77	1.3
Australian dollar	U.S. dollar	3.6	0.75	0.1
Polish zloty	U.S. dollar	16.5	3.85	1.4
Australian dollar	Euro	45.3	1.53	(2.4)
Swiss franc	Euro	65.0	1.09	(1.2)
U.S. dollar	Canadian dollar	59.6	0.74	0.2
U.S. dollar	Australian dollar	79.8	0.75	(0.9)
U.S. dollar	British pound sterling	49.9	1.24	0.3
Mexican peso	U.S. dollar	19.5	21.02	(0.1)
We had a number of smaller contracts at November 30, 2016 with an aggregate notional value of $23.4 million to purchase or sell other currencies, such as the Swiss franc and the Thai baht. The aggregate fair value of these contracts was $(0.4) million at November 30, 2016.
Included in the table are $189.4 million notional value of contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. Remaining contracts have durations of one to 12 months.
At November 30, 2015, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Polish zloty with a notional value of $264.5 million, all of which matured in 2016. The aggregate fair value of these contracts was $2.7 million at November 30, 2015.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2016. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.

YEARS OF MATURITY AT NOVEMBER 30, 2016

	2017	2018	2019	2020	Thereafter	Total	Fair value
Debt
Fixed rate	$0.6	$250.6	$0.4	$0.2	$812.0	$1,063.8	$1,116.0
Average interest rate	6.30%	5.74%	7.65%	10.39%	3.86%	—	—
Variable rate	$392.6	$—	$—	$—	$—	$392.6	$392.6
Average interest rate	1.45%	—%	—%	—%	—%	—	—
The table above displays the debt by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects:

•
We issued $250 million of 5.75% notes due in December 2017 in December 2007. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 6.25%.

•
We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 4.01%.

•
We issued $250 million of 3.50% notes due in 2023 in August 2013. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.30%.

•
We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3 month LIBOR plus 1.22% during this period.

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2016, our most significant raw materials were pepper, dairy products, capsicums (red peppers and paprika), garlic, onion, rice, wheat flour and vanilla. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2016:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$390.3	$390.3	$—	$—	$—
Long-term debt	1,066.1	2.9	251.0	250.4	561.8
Operating leases	108.7	27.8	36.1	21.0	23.8
Interest payments	233.2	44.5	67.5	60.2	61.0
Contingent consideration liability(a)	28.9	—	28.9	—	—
Raw material purchase obligations(b)	460.9	460.9	—	—	—
Other purchase obligations(c)	29.8	24.5	5.3	—	—
Total contractual cash obligations	$2,317.9	$950.9	$388.8	$331.6	$646.6

(a)
The contingent consideration liability outstanding as of November 30, 2016 represents the estimated fair value of a contractual earn out provision associated with our acquisition of D&A. As more fully described in note 2 of the financial statements, the D&A purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in

2017. Changes in the fair value of this liability, including any increase or decrease to our estimate of the ultimate payout, determined under the contractual provisions, and accretion of interest on the discounted liability, will occur prior to the ultimate payment in 2018.

(b)	Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(c)	Other purchase obligations primarily consist of advertising media commitments and electricity contracts.

The contractual cash obligations table above does not reflect any estimated lease payment obligation with respect to a 15-year lease for a headquarters building in Hunt Valley, Maryland, which was entered into in July 2016. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, will require monthly lease payments of approximately $0.9 million beginning six months after lease commencement. That monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to an increase in the event of agreed-upon changes to specifications related to the headquarters building. See note 6 of the financial statements for additional details.
Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.6	$0.6	$—	$—	$—
Standby letters of credit	7.2	7.2	—	—	—
Total commercial commitments	$7.8	$7.8	$—	$—	$—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2016 and 2015.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2016, we had $1,771.4 million of goodwill recorded in our balance sheet ($1,608.3 million in the consumer segment and $163.1 million in the industrial segment). Our testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a relief-from-royalty method or discounted cash flow model and then compare that to the carrying amount of the indefinite-lived intangible asset.

As of November 30, 2016, we had $312.2 million of brand name assets and trademarks recorded in our balance sheet and none of the balances exceed their calculated fair values. Excluding (i) the Kohinoor brand name that was written down to its estimated fair value in the third quarter of 2015, (ii) the brand names associated with Brand Aromatics, D&A and Stubb's that had their fair value brand valuations finalized during fiscal 2016, and (iii) the Gourmet Garden brand name preliminarily determined in fiscal 2016, the percentage excess of calculated fair value over book value of our major brand names and trademarks is 40% or more as of November 30, 2016.
Below is a table which outlines the book value of our major brand names and trademarks as of November 30, 2016:

Zatarain’s	$106.4
Lawry’s	48.0
Kamis	30.0
Stubb's	27.1
DaQiao/ChuShiLe	25.3
Gourmet Garden (a)	19.7
Simply Asia/Thai Kitchen	18.4
Drogheria & Alimentari	12.1
Kohinoor	8.1
Brand Aromatics	4.2
Other	12.9
Total	$312.2
(a) Book value for the Gourmet Garden brand name as of November 30, 2016 is based on a preliminary valuation and will be adjusted upon finalization of this valuation in 2017.
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
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2017 pension and postretirement benefit expense by approximately $14 million. A 1% increase or decrease in the expected return on plan assets would impact 2017 pension expense by approximately $8 million.

Assumptions as to mortality of the participants in our pension plan is a key estimate in measuring the expected payments a participant may receive over their lifetime and therefore the amount of expense we will recognize.

In 2014 the Society of Actuaries released a series of updated mortality tables resulting from studies they conducted that measured mortality rates for various groups of individuals and mortality information from the Social Security Administration. The updated mortality tables released by the Society of Actuaries in 2014 reflected improved trends in longevity, and therefore increased the estimate of benefits to be received by plan participants. In 2015, the Society of Actuaries released a series of updated mortality tables that reflected updated Social Security Administration data and that reflected smaller improvements in longevity than its 2014 mortality tables.

In determining the mortality assumptions for our U.S. defined benefit pension and other postretirement benefit plans, we have considered the updated mortality tables issued by the Society of Actuaries in 2014 and 2015, coupled with other mortality information from the Social Security Administration and from our consulting actuaries that we believe is more closely aligned with our industry and participant mix to develop assumptions that we believe are most representative of the characteristics of our participant populations. Our use of these updated mortality assumptions increased pension and postretirement benefit expense by approximately $2 million in 2015. Based on our evaluation as of November 30, 2015, in conjunction with advice from our consulting actuaries, we determined that no further change was required to our mortality assumptions in 2015, other than the following refinement with respect to our U.S. other postretirement benefit plan. In determining the most appropriate mortality assumptions for our U.S. other postretirement benefit plans at November 30, 2015, we modified those mortality assumptions to reflect a headcount-weighted version of such assumptions that we believe is most representative of the characteristics of our other postretirement benefits population. The effect of this modification decreased the benefit obligation for our U.S. other postretirement benefit plan by approximately $1.7 million and had an immaterial effect on our related 2016 expense. Based on our evaluation as of November 30, 2016, in conjunction with advice from our consulting actuaries, we have updated the mortality improvement scale for our defined benefit pension and other postretirement benefit plans to reflect actual data from the Social Security Administration through 2013. The effect of this modification decreased the benefit obligation for our U.S. defined benefit pension and other postretirement benefit plans by approximately $2.6 million and will have an immaterial effect on our related 2017 expense.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2016.
Our internal control over financial reporting as of November 30, 2016 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2016 and our report dated January 25, 2017 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2017 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 25, 2017

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2016	2015	2014
Net sales	$4,411.5	$4,296.3	$4,243.2
Cost of goods sold	2,579.8	2,559.0	2,513.0
Gross profit	1,831.7	1,737.3	1,730.2
Selling, general and administrative expense	1,175.0	1,127.4	1,122.0
Special charges	15.7	61.5	5.2
Operating income	641.0	548.4	603.0
Interest expense	56.0	53.3	49.7
Other income, net	4.2	1.1	1.1
Income from consolidated operations before income taxes	589.2	496.2	554.4
Income taxes	153.0	131.3	145.9
Net income from consolidated operations	436.2	364.9	408.5
Income from unconsolidated operations	36.1	36.7	29.4
Net income	$472.3	$401.6	$437.9
Earnings per share–basic	$3.73	$3.14	$3.37
Earnings per share–diluted	$3.69	$3.11	$3.34
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2016	2015	2014
Net income	$472.3	$401.6	$437.9
Net income (loss) attributable to non-controlling interest	(1.3)	0.5	2.5
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(28.5)	27.4	(89.0)
Currency translation adjustments	(94.6)	(239.8)	(134.1)
Change in derivative financial instruments	4.1	(3.4)	5.7
Deferred taxes	8.9	(5.3)	31.2
Total other comprehensive income (loss)	(110.1)	(221.1)	(186.2)

Comprehensive income	$360.9	$181.0	$254.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2016	2015
Assets
Cash and cash equivalents	$118.4	$112.6
Trade accounts receivable, less allowances of $4.2 for 2016 and $8.0 for 2015	465.2	455.2
Inventories	756.3	710.8
Prepaid expenses and other current assets	81.9	78.8
Total current assets	1,421.8	1,357.4
Property, plant and equipment, net	669.4	618.4
Goodwill	1,771.4	1,759.3
Intangible assets, net	424.9	372.1
Investments and other assets	348.4	365.4
Total assets	$4,635.9	$4,472.6
Liabilities
Short-term borrowings	$390.3	$139.5
Current portion of long-term debt	2.9	203.5
Trade accounts payable	450.8	411.9
Other accrued liabilities	578.7	483.7
Total current liabilities	1,422.7	1,238.6
Long-term debt	1,054.0	1,051.4
Other long-term liabilities	521.1	495.7
Total liabilities	2,997.8	2,785.7
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2016–11.4 shares, 2015–11.7 shares	409.7	384.5
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2016–113.9 shares, 2015–115.6 shares	674.5	655.1
Retained earnings	1,056.8	1,036.7
Accumulated other comprehensive loss	(514.4)	(406.1)
Non-controlling interests	11.5	16.7
Total shareholders’ equity	1,638.1	1,686.9
Total liabilities and shareholders’ equity	$4,635.9	$4,472.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2016	2015	2014
Operating activities
Net income	$472.3	$401.6	$437.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108.7	105.9	102.7
Stock-based compensation	25.6	18.7	18.2
Brand name impairment included in special charges	—	9.6	—
Special charges	7.2	22.8	5.2
Loss on sale of assets	1.5	0.6	1.3
Deferred income tax (benefit) expense	(40.0)	1.0	6.1
Income from unconsolidated operations	(36.1)	(36.7)	(29.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(21.0)	15.6	(16.4)
Inventories	(39.0)	(18.0)	(54.4)
Trade accounts payable	47.0	40.4	(6.7)
Other assets and liabilities	94.5	(2.4)	23.3
Dividends received from unconsolidated affiliates	37.4	30.9	15.8
Net cash provided by operating activities	658.1	590.0	503.6
Investing activities
Acquisitions of businesses	(120.6)	(210.9)	—
Proceeds from exit of consolidated joint venture (net of cash paid of $0.9)	4.2	—	—
Capital expenditures	(153.8)	(128.4)	(132.7)
Proceeds from sale of property, plant and equipment	1.7	0.4	1.1
Proceeds from corporate life insurance	1.4	—	—
Net cash used in investing activities	(267.1)	(338.9)	(131.6)
Financing activities
Short-term borrowings, net	251.7	(127.4)	57.7
Long-term debt borrowings	6.0	247.0	—
Long-term debt repayments	(202.0)	(1.6)	(1.6)
Proceeds from exercised stock options	33.3	33.1	31.7
Common stock acquired by purchase	(242.7)	(145.8)	(244.3)
Dividends paid	(217.8)	(204.9)	(192.4)
Net cash used in financing activities	(371.5)	(199.6)	(348.9)
Effect of exchange rate changes on cash and cash equivalents	(13.7)	(16.2)	(8.8)
Increase in cash and cash equivalents	5.8	35.3	14.3
Cash and cash equivalents at beginning of year	112.6	77.3	63.0
Cash and cash equivalents at end of year	$118.4	$112.6	$77.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2013	12.1	119.0	$962.4	$970.4	$(0.3)	$15.2	$1,947.7
Net income			—	437.9	—	—	437.9
Net income attributable to non-controlling interest			—	—	—	2.5	2.5
Other comprehensive income (loss), net of tax			—	—	(185.7)	(0.5)	(186.2)
Dividends			—	(195.2)	—	—	(195.2)
Stock-based compensation			18.2	—	—	—	18.2
Shares purchased and retired	(0.2)	(3.5)	(25.3)	(230.5)	—	—	(255.8)
Shares issued, including tax benefit of $9.0	0.8	0.2	40.3	—	—	—	40.3
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2014	12.0	116.4	$995.6	$982.6	$(186.0)	$17.2	$1,809.4
Net income			—	401.6	—	—	401.6
Net income attributable to non-controlling interest			—	—	—	0.5	0.5
Other comprehensive income (loss), net of tax			—	—	(220.1)	(1.0)	(221.1)
Dividends			—	(208.2)	—	—	(208.2)
Stock-based compensation			18.7	—	—	—	18.7
Shares purchased and retired	(0.2)	(1.8)	(16.2)	(139.3)	—	—	(155.5)
Shares issued, including tax benefit of $5.5	0.8	0.1	41.5	—	—	—	41.5
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, November 30, 2015	11.7	115.6	$1,039.6	$1,036.7	$(406.1)	$16.7	$1,686.9
Net income			—	472.3	—	—	472.3
Net income attributable to non-controlling interest			—	—	—	(1.3)	(1.3)
Other comprehensive income (loss), net of tax			—	—	(108.3)	(1.8)	(110.1)
Dividends			—	(222.0)	—	—	(222.0)
Dividends attributable to non-controlling interest			—	—	—	(0.6)	(0.6)
Exit from consolidated joint venture			—	—	—	(1.5)	(1.5)
Stock-based compensation			25.6	—	—	—	25.6
Shares purchased and retired	(0.2)	(2.5)	(19.9)	(230.2)	—	—	(250.1)
Shares issued, including tax benefit of $8.1	0.6	0.1	38.9	—	—	—	38.9
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2016	11.4	113.9	$1,084.2	$1,056.8	$(514.4)	$11.5	$1,638.1
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

Our unconsolidated affiliates located outside the U.S. generally use their local currencies as their functional currencies. The asset and liability accounts of those unconsolidated affiliates are translated at the rates of exchange at the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income (loss) of those affiliates. Income and expense items of those affiliates are translated at average monthly rates of exchange. We record our ownership share of the net assets and accumulated other comprehensive income (loss) of our unconsolidated affiliates in our consolidated balance sheet on the lines entitled “Investments and other assets” and “Accumulated other comprehensive loss,” respectively. We record our ownership share of the net income of our unconsolidated affiliates in our consolidated statement of income on the line entitled “Income from unconsolidated operations”.
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
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting. The estimated useful lives range from 20 to 50 years for buildings and 3 to 12 years for machinery, equipment and computer software. Repairs and maintenance costs are expensed as incurred.
We also capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $21.8 million of software development costs during the year ended November 30, 2016, $9.4 million during the year ended November 30, 2015 and $11.7 million during the year ended November 30, 2014.
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
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $97.2 million, $95.8 million and $100.3 million for 2016, 2015 and 2014, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $61.0 million, $60.8 million and $62.0 million for 2016, 2015 and 2014, respectively.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $252.2 million, $240.6 million and $226.6 million for 2016, 2015 and 2014, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation on assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertisement are expensed as incurred. Advertising expense was $102.9 million, $106.8 million and $100.4 million for 2016, 2015 and 2014, respectively.
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
Accounting Pronouncements Adopted in 2016
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for the first quarter of our fiscal year ending November 30, 2019. We have elected to early adopt ASU No. 2016-15, as permitted, as of the year ended November 30, 2016. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740). This guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent and is effective for the first quarter of our fiscal year ending November 30, 2018. We have elected to early adopt ASU No. 2015-17, as permitted, as of November 30, 2016, and have retrospectively reclassified all deferred tax assets and liabilities as noncurrent in our accompanying consolidated balance sheet as of November 30, 2015. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated and is effective for the first quarter of our fiscal year ending November 30, 2017. As described in note 2, we elected to early adopt ASU No. 2015-16, as permitted, in fiscal year 2016 with the completion of our final valuation related to the purchase of 100% of the shares of One World Foods, Inc.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Simplifying the Presentation of Debt Issuance Costs. This guidance eliminates the pre-existing requirement to recognize debt issuance costs as a deferred charge (that is, an asset) by replacing the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new guidance is effective for the first quarter of our fiscal year ending November 30, 2017. We have elected to early adopt ASU No. 2015-03 as of November 30, 2016, as permitted, and have retrospectively reclassified debt issuance costs from investments and other assets to long-term debt in our accompanying consolidated balance sheet as of November 30, 2015. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements — Pending Adoption
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. The new guidance is effective for the first quarter of our fiscal year ending November 30, 2018. We expect to early adopt the new guidance, as permitted, effective as of the first quarter of our fiscal year ending November 30, 2017. We expect that the adoption of this new guidance in fiscal 2017 will reduce our reported income taxes and will increase cash flows from operating activities; however, the amounts of that reduction/increase is dependent upon the underlying vesting or exercise activity and related future stock prices.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases as of November 30, 2016 principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. In addition, as of that date, we have entered into a 15-year lease for a headquarters building, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve—and converge with international standards—the financial reporting requirements for revenue from contracts with customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted for all entities, but not before the original effective date for public business entities (that is, annual reporting periods beginning after December 15, 2016 or our fiscal year ending November 30, 2018). We do not expect to early adopt this new accounting pronouncement. In preparation for our adoption of the new standard in our fiscal year ending November 30, 2019, we have obtained representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a prospective or retrospective basis in the first quarter of our fiscal year ending November 30, 2019.

2.  ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $116.2 million, net of cash acquired of $3.3 million, and was financed with a combination of cash and short-term borrowings. A preliminary valuation of the acquired net assets of Gourmet Garden resulted in $20.4 million allocated to net tangible assets acquired, $20.3 million allocated to indefinite-lived brand asset, $14.2 million allocated to definite-lived intangible assets with a weighted-average life of 12.0 years and $61.3 million allocated to goodwill. Goodwill related to the Gourmet Garden acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for herbs, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Gourmet Garden acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Gourmet Garden in early 2017. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component is not currently material to its overall business.
On September 1, 2016, we acquired a small niche business for $4.4 million. That business, Cajun Injector, whose annual sales were approximately $5 million at the time of acquisition, sells injectable marinades, along with seasonings and fry mixes that feature New Orleans flavors. Cajun Injector, which has been included in our consumer segment since its acquisition, complements our Zatarain’s brand.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is a leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition expanded the breadth of value-added products in our consumer segment. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, net of cash acquired of $0.8 million, and was financed with a combination of cash and short-term borrowings. During 2016, we completed the final valuation of the Stubb's acquisition, which resulted in the following changes from the preliminary valuation to the acquired assets and liabilities: (i) the indefinite-lived brand asset increased by $13.8 million to $27.1 million; (ii) definite-lived intangible assets increased by $11.9 million to $24.4 million (with a weighted average life of 13.9 years); (iii) tangible assets acquired increased by $0.3 million to $5.7 million; (iv) liabilities assumed (including the deferred tax liabilities associated with identified intangible assets) increased by $7.0 million to $19.4 million; and (v) goodwill decreased by $19.0 million to $61.6 million. As a result of these changes in the final valuation, additional amortization expense for definite-lived intangible assets of $0.9 million was recorded for the year ended November 30, 2016. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. With the completion of the final valuation of Stubb's, we have elected to adopt ASU No. 2015-16, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Stubb's has been included in our consumer segment since its acquisition.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. This acquisition complemented our strong brands and expanded our current spice and seasoning leadership in Europe with a sizable footprint in Italy. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement calls for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017, payable in fiscal 2018, and discounted using a probability-weighted approach. At the time of the acquisition, annual sales of D&A were approximately €50 million. During 2016, we completed the final valuation of the D&A acquisition, which resulted in $3.2 million allocated to tangible net assets, $12.6 million allocated to indefinite-lived brand assets, $19.8 million allocated to definite-lived intangible assets with a weighted-average life of 13.8 years and $41.1 million allocated to goodwill. Goodwill related to the D&A acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our customer insights in demand from consumers for unique and authentic ethnic flavors and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The completion of the final valuation did not result in material changes to our consolidated income statement or consolidated balance sheet from our preliminary purchase price allocation. D&A has been included in our consumer segment since its acquisition.

On March 9, 2015, we acquired 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expanded the breadth of value-added products in our industrial segment. The purchase price for Brand Aromatics was $62.4 million, net of post-closing adjustments and was financed with a combination of cash and short-term borrowings. At the time of acquisition, annual sales of Brand Aromatics were approximately $30 million. As of November 30, 2015, we completed the final valuation of the Brand Aromatics acquisition, which resulted in $5.2 million allocated to tangible net assets, $4.2 million allocated to a brand name indefinite lived intangible asset, $18.7 million allocated to definite lived intangible assets with a weighted average life of 11.9 years, and $34.3 million allocated to goodwill. Goodwill related to the Brand Aromatics acquisition, which is deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging the customer intimacy and value-added flavor solutions we provide to our industrial customers to Brand Aromatics’ relationships with industrial customers of their stocks, marinades and other savory flavors, as well as from expected synergies from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The completion of the final valuation did not result in material changes to our consolidated income statement or our consolidated balance sheet from our preliminary purchase price allocation. Brand Aromatics has been included in our industrial segment since its acquisition.

During the years ended November 30, 2016 and 2015, we recorded $5.5 million and $3.6 million, respectively, in transaction-related expenses associated with the above acquisitions (including, for 2016, an acquisition completed subsequent to year end as described in note 19) in selling, general and administrative expenses in our consolidated income statement.

Since the dates of each acquisition in 2016, Gourmet Garden and Cajun Injector added $40.0 million, in aggregate, to our sales for the year ended November 30, 2016. Due to financing, acquisition and integration costs, the aggregate operating income contribution of Gourmet Garden and Cajun Injector was not significant to our overall results for 2016. Pro forma financial information for our 2016 and 2015 acquisitions has not been presented because the financial impact is not material.

3.  SPECIAL CHARGES

We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.

The following is a summary of special charges recognized in the years ended November 30, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Special charges included in cost of goods sold	$0.3	$4.0	$—
Other special charges in the income statement (1)	15.7	61.5	5.2
Total special charges	$16.0	$65.5	$5.2

(1)
Included in special charges for 2016 are non-cash goodwill impairment charge of $2.6 million recognized upon the exit of a consolidated joint venture. Included in special charges for 2015 are non-cash brand impairment charges of $9.6 million and non-cash fixed asset impairment charges of $1.1 million.

The following is a breakdown of special charges by business segments in the years ended November 30, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Consumer segment	$9.2	$52.8	$3.7
Industrial segment	6.8	12.7	1.5
Total special charges	$16.0	$65.5	$5.2

During 2016, we recorded $16.0 million of special charges, principally consisting of: (i) $5.7 million related to additional organization and streamlining actions associated with our Europe, Middle East, and Africa (EMEA) region, which began in 2015 and are included in the table below; (ii) $2.8 million associated with the exit from our consolidated joint venture in South Africa, which is described below; (iii) $1.9 million for employees severance actions and other exit costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India, which began in 2015 and is further described below; (iv) $1.8 million associated with actions in connection with our planned exit of two leased manufacturing facilities in Singapore and Thailand, which are described below; and (v) $1.7 million for employee severance actions and related costs associated with our North American effectiveness initiative, which began in 2015 and are included in the table below. The remainder principally relates to other streamlining actions in 2016, as approved by our Management Committee, in our operations in North America, EMEA and Asia/Pacific.

As approved by our Management Committee, we reached agreement with our joint venture partner in South Africa to exit the consolidated joint venture and recognized special charges of $2.8 million, principally related to the write-off of $2.6 million of goodwill upon the receipt of regulatory approval to terminate the joint venture in the fourth quarter of 2016. As part of the negotiated agreement related to the exit, our former joint venture partner paid the joint venture $5.1 million for inventory and fixed assets and the joint venture paid $0.9 million to the former partner to settle their joint venture interest. We will liquidate the remaining assets and liabilities of the now wholly owned venture in 2017 and, upon liquidation, will write off the foreign currency translation adjustment associated with this entity, which is included as a component of accumulated other comprehensive income. That amount, which totals $0.7 million at November 30, 2016, will fluctuate in 2017 with changes in the value of the South African rand versus the U.S. dollar and will be included as special charges upon the entity’s liquidation.

In 2016, our Management Committee approved a plan to construct a new manufacturing facility in Thailand for our Asia/Pacific region, with anticipated completion in 2018. Upon completion of construction, we will exit two leased manufacturing facilities in Singapore and Thailand. The $1.8 million of special charges recorded in 2016 principally relates to severance and other related costs associated with employees located at the existing leased facility in Singapore. We expect to record additional special charges related to this action of approximately $2.2 million over the next two years associated with other exit costs.

Of the $65.5 million of special charges recognized in 2015, $29.2 million related to our North American effectiveness initiative, $24.4 million related to streamlining actions in our EMEA region, and $14.2 million related to our Kohinoor business in India as more fully described below. Partially offsetting these charges was a reduction of $2.3 million associated with the 2015 reversal of reserves previously accrued as part of actions undertaken in 2013 and 2014.

In 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the company. Upon our receipt of notification from participants that they accepted this plan, which closed early in 2015, we accrued special charges of $23.9 million, consisting of employee severance and related benefits that have been largely paid in 2015 as substantially all of the affected employees had left the company in 2015. The voluntary retirement plan is part of our North American effectiveness initiative. In addition to the cost of the voluntary retirement plan, we recognized an additional $5.3 million of special charges in 2015 as part of our North American effectiveness initiative, of which $3.0 million represented additional employee severance and related benefits and $2.3 million represented other related expenses. In 2016, we recorded an additional $1.7 million associated with employee severance and related expenses as part of our North American effectiveness initiative.

Our North American effectiveness initiative generated cost savings of approximately $15 million in 2015 and full year annual cost savings of approximately $27 million in 2016. As of November 30, 2016, our North American effectiveness initiative is effectively completed. The following table outlines the major components of accrual balances and activity relating to the special charges associated with our North American effectiveness initiative for the years ended November 30, 2015 and 2016 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$26.9	$2.3	$29.2
Cash paid	(24.6)	(2.3)	(26.9)
Balance as of November 30, 2015	2.3	—	2.3
Special charges	1.7	—	1.7
Cash paid	(2.9)	—	(2.9)
Balance as of November 30, 2016	$1.1	$—	$1.1

In 2015, we recorded special charges of $24.4 million, principally consisting of severance and related costs, to enhance organization efficiency and streamline processes in EMEA in order to support our competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to our shared services center in Poland. In 2016, we recorded $5.7 million of special charges, principally consisting of other related costs, for EMEA reorganization and streamlining activities that began in 2015. We expect to record additional special charges in 2017, of approximately $1.6 million for future actions approved under these EMEA reorganization and streamlining initiatives that began in 2015, which will be settled in cash and reflected in special charges upon recognition in 2017. Related annual cost savings were $7.5 million in 2016 and are projected to be approximately $13 million by the end of 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans initiated in 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$21.5	$2.9	$24.4
Cash paid	(4.5)	(1.3)	(5.8)
Impairment of fixed assets recorded	—	(1.1)	(1.1)
Impact of foreign exchange	(0.8)	0.1	(0.7)
Balance as of November 30, 2015	16.2	0.6	16.8
Special charges	1.2	4.5	5.7
Cash paid	(6.8)	(4.6)	(11.4)
Impact of foreign exchange	(0.1)	—	(0.1)
Balance as of November 30, 2016	$10.5	$0.5	$11.0

Also in 2015, we recorded a total of $14.2 million of special charges related to initiatives to improve the profitability of our Kohinoor consumer business in India. This action principally relates to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines and other ancillary activities to enable the business to focus on both its existing consumer-packaged basmati rice product lines and the launch of consumer-packaged herbs and spices under the Kohinoor brand name.

Due to the anticipated sales reduction associated with Kohinoor's discontinuance of its bulk-packaged and broken basmati rice product lines, only partially offset by the launch of consumer-packaged herbs and spices, we determined that an impairment of the Kohinoor brand name had occurred in 2015. Using a relief from royalty method (and a discount rate associated with the risk of the launch of consumer-packaged herbs and spices), a Level 3 fair value measurement, we recorded a non-cash impairment charge of $9.6 million in 2015. The remaining carrying value of our Kohinoor brand name as of November 30, 2016 is $8.1 million. In addition, as a result of the Kohinoor product line discontinuance in 2015, we recognized a $4.0 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of inventories of bulk and broken basmati rice, determined on a lower of cost or market basis, over the estimated net realizable value of such discontinued inventories. We also recorded $0.6 million of other exit costs associated with this plan of which $0.4 million were paid in 2015 and the balance of $0.2 million paid in 2016. In addition to the $14.2 million of special charges outlined above and recorded in 2015, we recorded and paid $1.9 million of special charges in 2016 consisting of costs associated with exiting certain contractual arrangements to improve Kohinoor's profitability and other severance and related costs directly associated with the plan.

In late 2013, we announced a reorganization of parts of our EMEA region to further improve EMEA’s profitability and process standardization while supporting its competitiveness and long-term growth. These actions include the closure of our sales and distribution operations in The Netherlands, with the transition to a third-party distributor model to continue to sell the Silvo® brand, as well as actions intended to streamline selling, general and administrative activities throughout EMEA, including the centralization of certain shared service activity across parts of the region into a newly created shared services center in Poland. In 2013, we recorded $25.0 million of charges related to this reorganization. In 2014, we recorded an additional $2.1 million of special charges associated with this EMEA reorganization, with $1.1 million related to employee severance and $1.0 million for other exit costs. In 2015, we reversed $1.9 million of these special charges due to attrition that rendered the severance accruals unnecessary.

The following table outlines the major components of accrual balances relating to the special charges associated with this EMEA reorganization as of November 30, 2014, 2015 and 2016 (in millions):

	Employee severance	Other exit costs	Total
Balance as of November 30, 2014	$9.3	$0.7	$10.0
Cash paid	(3.5)	(0.6)	(4.1)
Impact of foreign exchange	(1.6)	(0.1)	(1.7)
Reversal into income (special charges)	(1.9)	—	(1.9)
Balance as of November 30, 2015	2.3	—	2.3
Cash paid	(1.8)	—	(1.8)
Impact of foreign exchange	0.1	—	0.1
Balance as of November 30, 2016	$0.6	$—	$0.6
In 2014, in addition to the $2.1 million of special charges recognized related to the previously described 2013 EMEA reorganization, we also undertook reorganization actions in our U.S. and Australian businesses in 2014 and recognized $3.1 million of special charges. Actions associated with these U.S and Australian plans have been completed as of 2016 and generated annual savings of $4.0 million.

As of November 30, 2016, reserves associated with special charges are included in other accrued liabilities in our consolidated balance sheet.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30, 2016 and 2015:

	2016		2015
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Finite-lived intangible assets	$161.1	$48.4	$131.0	$40.1
Indefinite-lived intangible assets:
Goodwill	1,771.4	—	1,759.3	—
Brand names and trademarks	312.2	—	281.2	—
	2,083.6	—	2,040.5	—
Total goodwill and intangible assets	$2,244.7	$48.4	$2,171.5	$40.1
Intangible asset amortization expense was $11.3 million, $7.3 million and $5.6 million for 2016, 2015 and 2014, respectively. At November 30, 2016, finite-lived intangible assets had a weighted-average remaining life of approximately 11 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30, 2016 and 2015 were as follows:

	2016		2015
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,587.7	$171.6	$1,581.1	$141.1
Changes in preliminary purchase price allocation	(23.2)	—	—	—
Increases in goodwill from acquisitions	62.2	—	126.7	34.3
Decreases in goodwill from exit of consolidated joint venture	—	(2.6)	—	—
Foreign currency fluctuations	(18.4)	(5.9)	(120.1)	(3.8)
End of year	$1,608.3	$163.1	$1,587.7	$171.6
5.  INVESTMENTS IN AFFILIATES

Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2016	2015	2014
Net sales	$767.6	$777.3	$766.6
Gross profit	245.6	286.1	275.7
Net income	66.4	76.6	67.5
Current assets	$315.6	$326.0	$320.1
Noncurrent assets	113.0	114.6	123.6
Current liabilities	146.2	161.5	137.2
Noncurrent liabilities	9.1	8.1	6.3
Our share of undistributed earnings of unconsolidated affiliates was $95.8 million at November 30, 2016. Royalty income from unconsolidated affiliates was $16.1 million, $17.8 million and $18.7 million for 2016, 2015 and 2014, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 83% of income from unconsolidated operations in 2016, 89% in 2015 and 91% in 2014.
As of November 30, 2016, $102.3 million of our consolidated retained earnings represents undistributed earnings of investments in unconsolidated affiliates for which we have not provided deferred income tax liabilities.

6.  FINANCING ARRANGEMENTS
Our outstanding debt was as follows at November 30:

(millions)	2016	2015
Short-term borrowings
Commercial paper	$356.9	$107.5
Other	33.4	32.0
	$390.3	$139.5
Weighted-average interest rate of short-term borrowings at year-end	1.4%	2.2%

Long-term debt
5.20% notes due 12/15/2015	$—	$200.0
5.75% notes due 12/15/2017(1)	250.0	250.0
3.90% notes due 7/8/2021(2)	250.0	250.0
3.50% notes due 8/19/2023(3)	250.0	250.0
3.25% notes due 11/15/2025(4)	250.0	250.0
7.63%–8.12% notes due 2024	55.0	55.0
Other	11.1	7.4
Unamortized discounts, premiums, debt issuance costs and fair value adjustments	(9.2)	(7.5)
	1,056.9	1,254.9
Less current portion	2.9	203.5
	$1,054.0	$1,051.4

(1)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 6.25%.

(2)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(3)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.

(4)
Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3 month LIBOR plus 1.22% during this period (our effective rate as of November 30, 2016 was 2.13%).

Maturities of long-term debt during the fiscal years subsequent to November 30, 2016 are as follows (in millions):

2018	$250.6
2019	0.4
2020	0.2
2021	250.2
Thereafter	561.8
In November 2015, we issued $250 million of 3.25% notes due 2025, with net cash proceeds received of $246.5 million. Interest is payable semiannually in arrears in May and November of each year. Of these notes, $100 million were subject to interest rate hedges and $100 million of fair value hedges as further disclosed in note 7. The net proceeds from this issuance were used to pay down short-term borrowings and for general corporate purposes. In December of 2015, proceeds from short-term borrowings were used to pay off $200 million of 5.20% notes that matured in that month.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2015, we entered into a five-year $750 million revolving credit facility which will expire in June 2020. The pricing for this credit facility, on a fully drawn basis, is LIBOR plus 0.75%. This credit facility supports our commercial paper program and, after $356.9 million was used to support issued commercial paper, we have $393.1 million of capacity at November 30, 2016. In addition, we have several uncommitted lines totaling $182.8 million, which have a total unused capacity at November 30, 2016 of $151.1 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and annual commitment fees were $0.5 million for 2016 and 2015.
Rental expense under operating leases (primarily buildings and equipment) was $41.6 million in 2016, $39.0 million in 2015 and $40.3 million in 2014. Future annual fixed rental payments(1) for the years ending November 30 are as follows (in millions):

2017	$27.8
2018	21.3
2019	14.8
2020	11.6
2021	9.4
Thereafter	23.8

(1) In July 2016, we entered into a 15-year lease for a headquarters building in Hunt Valley, Maryland. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, requires monthly lease payments of approximately $0.9 million beginning six months after lease commencement. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. We expect to consolidate our Corporate staff and certain non-manufacturing U.S. employees, currently housed in four locations in the suburban Baltimore, Maryland area, to the new headquarters building. Due to uncertainty as to the exact date when the lease will commence, these lease payments are not reflected in the preceding table of annual fixed rental payments for the years ending November 30, 2017 through 2021 and thereafter.

At November 30, 2016, we had guarantees outstanding of $0.6 million with terms of one year or less. At November 30, 2016 and 2015, we had outstanding letters of credit of $7.2 million and $8.6 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.8 million at November 30, 2016.
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
During fiscal year 2016, we entered into fair value foreign currency exchange contracts to hedge the currency component of certain intercompany loans between our subsidiaries. At November 30, 2016, the notional value of these contracts was $109.9 million. During fiscal year 2016, we recognized a $3.5 million loss on the change in fair value of these contracts, which was offset by a $3.1 million gain on the change in the currency component of the underlying loans. Both the loss and the gain were recognized in our consolidated income statement as other income, net.
At November 30, 2016, we had foreign currency exchange contracts to purchase or sell $449.2 million of foreign currencies versus $264.5 million at November 30, 2015. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2016, we had $189.4 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. The remaining contracts have durations of one to twelve months.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
During fiscal 2015, we entered into a total of $100 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of fixed rate notes in November 2015. We cash settled all of these agreements, which were designated as cash flow hedges, for a loss of $1.2 million simultaneous with the issuance of the notes at an all-in effective fixed rate of 3.45% on the full $250 million of debt. The loss on these agreements was deferred in accumulated other comprehensive income and is being amortized to increase interest expense over the life of the notes. Hedge ineffectiveness of these agreements was not material.
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

The following tables disclose the derivative instruments on our balance sheet as of November 30, 2016 and 2015, which are all recorded at fair value:

As of November 30, 2016:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$1.2
Foreign exchange contracts	Other current assets	204.3	4.9	Other accrued liabilities	244.9	5.4
Total			$4.9			$6.6
As of November 30, 2015:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$2.5	Other accrued liabilities	$100.0	$0.6
Foreign exchange contracts	Other current assets	179.5	3.4	Other accrued liabilities	85.0	0.7
Total			$5.9			$1.3
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2016, 2015 and 2014:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2016	2015	2014
Interest rate contracts	Interest expense	$1.6	$5.1	$5.0

	Income statement location	Gain (loss) recognized in income		Income statement location	Gain (loss) recognized in income
Derivative		2016	Hedged Item		2016
Foreign exchange contracts	Other income, net	$(3.5)	Intercompany loans	Other income, net	$3.1

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2016	2015	2014		2016	2015	2014
Interest rate contracts	$—	$(1.2)	$—	Interest expense	$(0.3)	$(0.2)	$(0.2)
Foreign exchange contracts	4.4	6.2	4.2	Cost of goods sold	3.7	7.1	(1.1)
Total	$4.4	$5.0	$4.2		$3.4	$6.9	$(1.3)
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $3.4 million increase to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments at November 30, 2016 and 2015 were as follows:

	2016		2015
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$116.2	$116.2	$112.6	$112.6
Long-term debt (including current portion)	1,056.9	1,118.3	1,254.9	1,325.6
Derivatives related to:
Interest rates (assets)	—	—	2.5	2.5
Interest rates (liabilities)	1.2	1.2	0.6	0.6
Foreign currency (assets)	4.9	4.9	3.4	3.4
Foreign currency (liabilities)	5.4	5.4	0.7	0.7
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $80.6 million and $80.0 million at November 30, 2016 and 2015, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable, prepaid allowances and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We have a large and diverse customer base and, other than with respect to the two customers disclosed in note 16, each of which accounted for greater than 10% of our consolidated sales, there was no material concentration of credit risk in these accounts at November 30, 2016. At November 30, 2016, amounts due from those two customers aggregated approximately 9% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis at November 30, 2016 and 2015 are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2016
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$118.4	$118.4	$—	$—
Insurance contracts	106.0	—	106.0	—
Bonds and other long-term investments	10.2	10.2	—	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$239.5	$128.6	$110.9	$—
Liabilities
Interest rate derivatives	$1.2	$—	$1.2	$—
Foreign currency derivatives	5.4	—	5.4	—
Contingent consideration related to acquisition	28.9	—	—	28.9
Total	$35.5	$—	$6.6	$28.9

		Fair value measurements using fair value hierarchy as of November 30, 2015
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$112.6	$112.6	$—	$—
Insurance contracts	104.1	—	104.1	—
Bonds and other long-term investments	8.5	8.5	—	—
Interest rate derivatives	2.5	—	2.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$231.1	$121.1	$110.0	$—
Liabilities
Interest rate derivatives	$0.6	$—	$0.6	$—
Foreign currency derivatives	0.7	—	0.7	—
Contingent consideration related to acquisition	27.1	—	—	27.1
Total	$28.4	$—	$1.3	$27.1
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
The acquisition-date fair value of the liability for contingent consideration related to our acquisition of D&A was approximately $27.7 million (see note 2) and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability both at acquisition and as of each reporting period is estimated using a discounted cash flow technique applied to the expected payout with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future earnings before interest, taxes, depreciation and amortization related to our acquisition of D&A during the calendar 2017 earn-out period, adjusted for expectations of the amounts and ultimate resolution of likely disputes to be raised by the sellers and by us as provided in the purchase agreement, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration including accretion, but excluding the impact of foreign currency, will be recognized in income on a quarterly basis until settlement in fiscal 2018.

The change in fair value of our Level 3 liabilities, which relates solely to the contingent consideration related to our acquisition of D&A, for the years ended November 30, 2016 and 2015 is summarized as follows (in millions):

	Beginning of year	Acquisition-date fair value	Settlements	Changes in fair value including accretion	Impact of foreign currency	Balance as of end of year

Year ended November 30, 2016	$27.1	$—	$—	$1.8	$—	$28.9
Year ended November 30, 2015	$—	$27.7	$—	$0.5	$(1.1)	$27.1

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable (in millions):

	2016	2015
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$(299.4)	$(206.6)
Unrealized gain on foreign currency exchange contracts	3.9	1.5
Unamortized value of settled interest rate swaps	2.4	2.1
Pension and other postretirement costs	(221.3)	(203.1)
	$(514.4)	$(406.1)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30, 2016, 2015 and 2014:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2016	2015	2014
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.3	$0.2	$0.2	Interest expense
Foreign exchange contracts	(3.7)	(7.1)	1.1	Cost of goods sold
Total before taxes	(3.4)	(6.9)	1.3
Tax effect	0.9	1.8	(0.3)	Income taxes
Net, after tax	$(2.5)	$(5.1)	$1.0

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.3	$0.3	$0.3	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	16.7	22.8	16.4	SG&A expense/ Cost of goods sold
Total before taxes	17.0	23.1	16.7
Tax effect	(5.8)	(7.9)	(5.7)	Income taxes
Net, after tax	$11.2	$15.2	$11.0

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

Included in accumulated other comprehensive loss at November 30, 2016 was $327.8 million ($221.3 million net of tax) related to net unrecognized actuarial losses of $326.6 million and unrecognized prior service costs of $1.2 million that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $16.6 million ($11.1 million net of tax) in net periodic pension and postretirement benefit expense during 2017 related to the amortization of actuarial losses of $15.9 million and the amortization of prior service costs of $0.7 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2016	2015	2016	2015
Discount rate—funded plan	4.6%	4.7%	3.2%	3.9%
Discount rate—unfunded plan	4.5%	4.7%	—	—
Salary scale	3.8%	3.8%	3.0-3.5%	3.0-3.6%

The significant assumptions used to determine pension expense are as follows:

	United States			International
	2016	2015	2014	2016	2015	2014
Discount rate—funded plan	4.7%	4.4%	5.2%	3.9%	3.8%	4.6%
Discount rate—unfunded plan	4.7%	4.3%	5.1%	—	—	—
Salary scale	3.8%	3.8%	3.8%	3.5%	3.5%	3.0-3.8%
Expected return on plan assets	7.5%	7.8%	8.0%	6.0%	6.3%	6.8%
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
Our pension expense was as follows:

	United States			International
(millions)	2016	2015	2014	2016	2015	2014
Service cost	$21.5	$23.6	$20.0	$7.1	$8.2	$7.8
Interest costs	33.3	31.6	31.1	11.3	12.0	13.8
Expected return on plan assets	(40.8)	(40.2)	(38.8)	(16.2)	(17.2)	(18.7)
Amortization of prior service costs	—	—	—	0.3	0.3	0.3
Amortization of net actuarial loss	12.6	16.8	11.8	4.1	6.0	4.6
	$26.6	$31.8	$24.1	$6.6	$9.3	$7.8

A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$722.0	$728.4	$308.1	$341.6
Service cost	21.5	23.6	7.1	8.2
Interest costs	33.3	31.6	11.3	12.0
Employee contributions	—	—	1.1	1.3
Actuarial loss (gain)	10.6	(32.0)	47.5	(10.7)
Benefits paid	(30.4)	(29.6)	(14.9)	(13.9)
Expenses paid	—	—	(0.5)	(0.6)
Foreign currency impact	—	—	(34.8)	(29.8)
Benefit obligation at end of year	$757.0	$722.0	$324.9	$308.1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$548.6	$576.3	$288.3	$305.3
Actual return on plan assets	25.3	(3.2)	38.3	11.7
Employer contributions	15.4	5.1	9.7	10.6
Employee contributions	—	—	1.1	1.3
Benefits paid	(30.4)	(29.6)	(14.9)	(13.9)
Expenses paid	—	—	(0.5)	(0.6)
Foreign currency impact	—	—	(32.9)	(26.1)
Fair value of plan assets at end of year	$558.9	$548.6	$289.1	$288.3
Funded status	$(198.1)	$(173.4)	$(35.8)	$(19.8)
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$757.0	$722.0	$218.8	$34.4
Accumulated benefit obligation	674.9	638.8	208.8	31.2
Fair value of plan assets	558.9	548.6	191.9	20.0
Included in the U.S. in the preceding table is a benefit obligation of $95.5 million and $89.6 million for 2016 and 2015, respectively, related to a nonqualified defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The accumulated benefit obligation related to this plan was $91.8 million and $86.2 million as of November 30, 2016 and 2015, respectively. The assets related to this plan, which totaled $80.6 million and $79.5 million as of November 30, 2016 and 2015, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2016	2015	2016	2015
Non-current pension asset	$—	$—	$1.5	$3.8
Accrued pension liability	198.1	173.4	37.3	23.6
Deferred income tax assets	90.9	85.9	16.9	13.4
Accumulated other comprehensive loss	149.2	140.6	76.0	68.2
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $674.9 million and $638.8 million as of November 30, 2016 and 2015, respectively. The accumulated benefit obligation for the international pension plans was $296.9 million and $281.5 million as of November 30, 2016 and 2015, respectively.

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
The allocations of U.S. pension plan assets as of November 30, 2016 and 2015, by asset category, were as follows:

	Actual		2016
Asset Category	2016	2015	Target
Equity securities	69.0%	68.5%	61.0%
Fixed income securities	16.7%	16.7%	17.0%
Other	14.3%	14.8%	22.0%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, 2016 and 2015, by asset category, were as follows:

	Actual		2016
Asset Category	2016	2015	Target
Equity securities	55.7%	54.4%	53.0%
Fixed income securities	44.2%	45.3%	40.5%
Other	0.1%	0.3%	6.5%
Total	100.0%	100.0%	100.0%
The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30, 2016 and 2015 for the United States and international plans:

As of November 30, 2016	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$5.9	$5.9	$—	$—
Equity securities:
U.S. equity securities(a)	273.0	134.0	139.0	—
International equity securities(b)	112.6	112.6	—	—
Fixed income securities:
U.S. government/corporate bonds(c)	33.5	33.5	—	—
High yield bonds(d)	33.6	—	33.6	—
International/government/corporate bonds(e)	25.2	25.2	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge funds(g)	40.7	—	—	40.7
Private equity funds(h)	4.1	—	—	4.1
Real estate (i)	16.8	16.8	—	—
Natural resources (j)	12.4	—	12.4	—
Total investments	$558.9	$328.0	$186.1	$44.8

As of November 30, 2016	International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.1	$0.1	$—	$—
International equity securities(b)	161.1	—	161.1	—
Fixed income securities:
U.S./government/ corporate bonds(c)	107.8	—	107.8	—
Insurance contracts(f)	20.1	—	20.1	—
Total investments	$289.1	$0.1	$289.0	$—

As of November 30, 2015	United States
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$11.0	$11.0	$—	$—
Equity securities:
U.S. equity securities(a)	270.1	141.2	128.9	—
International equity securities(b)	105.7	105.7	—	—
Fixed income securities:
U.S./government/ corporate bonds(c)	32.3	32.3	—	—
High yield bonds(d)	33.2	—	33.2	—
International/government/ corporate bonds(e)	25.2	25.2	—	—
Insurance contracts(f)	1.1	—	1.1	—
Other types of investments:
Hedge funds(g)	37.6	—	—	37.6
Private equity funds(h)	4.9	—	—	4.9
Real estate (i)	16.5	16.5	—	—
Natural resources (j)	11.0	—	11.0	—
Total investments	$548.6	$331.9	$174.2	$42.5

As of November 30, 2015		International
(millions)	Total fair value	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.9	$0.9	$—	$—
International equity securities(b)	156.8	—	156.8	—
Fixed income securities:
U.S./government/ corporate bonds(c)	110.6	—	110.6	—
Insurance contracts(f)	20.0	—	20.0	—
Total investments	$288.3	$0.9	$287.4	$—

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises hedge funds investing in strategies represented in various HFRI Fund Indices.

(h)	This category comprises private equity, venture capital and limited partnerships.

(i)	This category comprises funds investing in real estate investment trusts (REIT). An appropriate benchmark is the MSCI U.S. REIT Index.

(j)	This category comprises funds investing in natural resources. An appropriate benchmark is the Alerian master limited partnership (MLP) Index.

The change in fair value of the plans’ Level 3 assets for 2016 is summarized as follows:

(millions)	Beginning of year	Realized gains (losses)	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge funds	$37.6	$(1.1)	$1.0	$3.2	$40.7
Private equity funds	4.9	0.8	(0.5)	(1.1)	4.1
Total	$42.5	$(0.3)	$0.5	$2.1	$44.8
The change in fair value of the plans’ Level 3 assets for 2015 is summarized as follows:

(millions)	Beginning of year	Realized gains	Unrealized gains (losses)	Net, purchases and (sales)	End of year
Hedge funds	$54.7	$2.0	$(2.3)	$(16.8)	$37.6
Private equity funds	5.0	0.7	(0.1)	(0.7)	4.9
Total	$59.7	$2.7	$(2.4)	$(17.5)	$42.5
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
Equity securities in the U.S. plan included McCormick stock with a fair value of $35.3 million (0.4 million shares and 6.3% of total U.S. pension plan assets) and $39.2 million (0.5 million shares and 7.2% of total U.S. pension plan assets) at November 30, 2016 and 2015, respectively. Dividends paid on these shares were $0.7 million in 2016 and in 2015.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and International plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2017	$29.3	$8.9
2018	30.3	9.0
2019	31.7	9.8
2020	34.1	10.0
2021	36.3	10.6
2022-2026	215.6	61.1
U.S. Defined Contribution Retirement Plans
For the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition we make contributions for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $10.4 million, $9.5 million and $8.7 million in 2016, 2015 and 2014, respectively.
At the participant’s election, 401(k) retirement plans held 2.1 million shares of McCormick stock, with a fair value of $189.6 million, at November 30, 2016. Dividends paid on these shares in 2016 were $3.5 million.
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
Our other postretirement benefit expense follows:

(millions)	2016	2015	2014
Service cost	$2.7	$3.1	$3.6
Interest costs	3.8	3.7	4.3
Postretirement benefit expense	$6.5	$6.8	$7.9

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$92.4	$96.3
Service cost	2.7	3.1
Interest costs	3.8	3.7
Employee contributions	3.6	3.4
Demographic assumptions change	(0.2)	(1.7)
Other plan assumptions	(0.1)	0.3
Trend rate assumption change	—	0.2
Discount rate change	0.8	(1.5)
Actuarial loss (gain)	2.0	(1.6)
Benefits paid	(9.5)	(9.8)
Benefit obligation at end of year	$95.5	$92.4
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	5.9	6.4
Employee contributions	3.6	3.4
Benefits paid	(9.5)	(9.8)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$95.5	$92.4
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2017	$6.1	$1.3	$7.4
2018	6.1	1.3	7.4
2019	6.0	1.3	7.3
2020	6.0	1.3	7.3
2021	5.9	1.3	7.2
2022-2026	28.5	6.9	35.4
The assumed discount rate in determining the benefit obligation was 4.1% and 4.2% for 2016 and 2015, respectively.
For 2016, the assumed annual rate of increase in the cost of covered health care benefits is 7.6% (7.1% last year). It is assumed to decrease gradually to 4.5% in the year 2028 (5.0% in 2027 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2016.
11.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). Total stock-based compensation expense for 2016, 2015 and 2014 was $25.6 million, $18.7 million and $18.2 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2016 was $14.1 million and the weighted-average period over which this will be recognized is 1.3 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2016, we have 4.7 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
For all awards, forfeiture rates are considered in the calculation of compensation expense.
The following summarizes the key terms and the methods of valuation and expense recognition for each of our stock-based compensation awards.

RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or upon retirement. Compensation expense is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2016		2015		2014
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	270	$71.03	239	$67.60	161	$60.86
Granted	105	96.59	135	76.06	180	71.15
Vested	(94)	72.21	(90)	69.12	(93)	62.57
Forfeited	(14)	82.10	(14)	73.22	(9)	70.14
Outstanding—end of year	267	$80.08	270	$71.03	239	$67.60
Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options vest ratably over a three-year period or upon retirement and are exercisable over a 10-year period. Upon exercise of the option, shares are issued from our authorized and unissued shares.
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
The per share weighted-average fair value for all options granted was $17.50, $12.52 and $9.48 in 2016, 2015 and 2014, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2016	2015	2014
Risk-free interest rates	0.5 - 1.9%	0.1 - 2.0%	0.1 - 2.7%
Dividend yield	1.7%	2.1%	2.1%
Expected volatility	18.7%	18.8%	15.6 - 20.1%
Expected lives	7.6 years	7.7 years	5.8 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.
A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2016		2015		2014
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.8	$59.20	4.8	$54.17	4.6	$47.73
Granted	0.7	99.92	0.8	76.32	1.1	71.12
Exercised	(0.6)	51.26	(0.7)	45.22	(0.8)	37.19
Forfeited	—	—	(0.1)	69.67	(0.1)	67.22
Outstanding—end of year	4.9	66.00	4.8	59.20	4.8	54.17
Exercisable—end of year	3.4	$56.97	3.1	$51.99	2.8	$45.71

As of November 30, 2016, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $130.0 million and for options currently exercisable was $115.9 million. At November 30, 2016, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2016, 2015 and 2014 was $25.4 million, $25.7 million and $25.9 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2016 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$29.00 - $54.00	1.3	3.4	$40.26	1.3	3.4	$40.26
$54.01 - $79.00	2.9	7.0	69.40	2.1	6.7	67.49
$79.01 - $100.00	0.7	9.3	99.92	—	—	—
	4.9	5.9	$66.00	3.4	4.8	$56.97
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
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2016		2015		2014
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	192	$70.94	231	$61.94	334	$51.73
Granted	108	86.40	96	74.02	105	69.04
Vested	(18)	64.74	(65)	48.78	(118)	44.47
Performance adjustment	(41)	69.04	(56)	64.74	(55)	48.78
Forfeited	(40)	81.78	(14)	70.92	(35)	65.42
Outstanding—end of year	201	$78.10	192	$70.94	231	$61.94
12. INCOME TAXES
The provision for income taxes consists of the following:

(millions)	2016	2015	2014
Income taxes
Current
Federal	$127.7	$78.8	$91.3
State	15.1	9.1	11.3
International	50.2	42.4	37.2
	193.0	130.3	139.8
Deferred
Federal	(29.6)	9.3	2.8
State	(2.4)	0.4	0.3
International	(8.0)	(8.7)	3.0
	(40.0)	1.0	6.1
Total income taxes	$153.0	$131.3	$145.9

In 2016, current federal income tax expense increased by $48.9 million from $78.8 million in 2015 to $127.7 million in 2016. That change was largely offset by a net increase in deferred federal tax benefit of $38.9 million, from a deferred expense of $9.3 million in 2015 to a deferred benefit of $29.6 million in 2016. These changes principally stemmed from higher pretax income in the U.S. in 2016 compared to the prior year as well as to an increase in deductible temporary differences in 2016, with a resultant increase in deferred tax assets, in order to maximize certain available tax credits.
The components of income from consolidated operations before income taxes follow:

(millions)	2016	2015	2014
Pretax income
United States	$383.3	$308.3	$333.2
International	205.9	187.9	221.2
	$589.2	$496.2	$554.4
A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.4	1.2	1.3
International tax at different effective rates	(6.7)	(7.6)	(7.0)
U.S. tax on remitted and unremitted earnings	0.4	1.1	0.4
U.S. manufacturing deduction	(2.2)	(1.9)	(1.6)
Changes in prior year tax contingencies	(1.8)	(2.1)	(2.0)
Other, net	(0.1)	0.8	0.2
Total	26.0%	26.5%	26.3%
Deferred tax assets and liabilities are comprised of the following:

(millions)	2016	2015
Deferred tax assets
Employee benefit liabilities	$184.5	$148.4
Other accrued liabilities	42.2	27.8
Inventory	5.5	6.1
Tax loss and credit carryforwards	39.3	39.9
Other	15.1	12.3
Valuation allowance	(10.5)	(14.6)
	276.1	219.9
Deferred tax liabilities
Depreciation	38.1	41.8
Intangible assets	262.5	225.1
Other	6.1	6.8
	306.7	273.7
Net deferred tax liability	$(30.6)	$(53.8)
At November 30, 2016, our non-U.S. subsidiaries have tax loss carryforwards of $137.1 million. Of these carryforwards, $3.4 million expire in 2017, $11.0 million from 2018 through 2019, $39.2 million from 2020 through 2027 and $83.5 million may be carried forward indefinitely.
At November 30, 2016, our non-U.S. subsidiaries have capital loss carryforwards of $4.7 million. All of these carryforwards may be carried forward indefinitely.
At November 30, 2016, we have tax credit carryforwards of $14.8 million, of which $0.3 million expire in 2021, $13.5 million in 2022 and $1.0 million in 2026.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $4.1 million net decrease in the valuation allowance from 2015 was mainly due to the recognition of deferred tax assets related to subsidiaries' net operating losses which are now more likely than not to be realized, offset by additional valuation allowance related to losses generated in other subsidiaries in 2016 which may not be realized in future periods.
U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $1.64 billion at

November 30, 2016. Upon distribution of these earnings, we could be subject to both U.S. income taxes and withholding taxes. Determination of the unrecognized deferred income tax liability is not practical because of the complexities involved with this hypothetical calculation.
The total amount of unrecognized tax benefits as of November 30, 2016 and November 30, 2015 were $58.3 million and $56.5 million, respectively. If recognized, $46.1 million of these tax benefits as of November 30, 2016 would affect the effective tax rate.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2016	2015	2014
Balance at beginning of year	$56.5	$55.7	$58.0
Additions for current year tax positions	10.3	8.9	11.4
Additions for prior year tax positions	2.4	3.2	0.7
Reductions for prior year tax positions	—	(0.8)	(9.5)
Settlements	—	(0.1)	(3.5)
Statute expirations	(10.0)	(8.1)	(0.7)
Foreign currency translation	(0.9)	(2.3)	(0.7)
Balance at November 30	$58.3	$56.5	$55.7
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (income) of $1.2 million, $(0.1) million and $0.5 million for the years ended November 30, 2016, 2015 and 2014, respectively. As of November 30, 2016 and 2015, we had accrued $5.7 million and $4.5 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2016 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2009.
We are under normal recurring tax audits in the U.S. and in several jurisdictions outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
13.  EARNINGS PER SHARE
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2016	2015	2014
Average shares outstanding—basic	126.6	128.0	129.9
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.4	1.2	1.1
Average shares outstanding—diluted	128.0	129.2	131.0
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2016	2015	2014
Antidilutive securities	0.5	0.4	1.6

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
15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2016 and 2015, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.
16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” “Schwartz,” “Club House,” “Kamis,” “Kohinoor,” "DaQiao," "Drogheria & Alimentari," "Stubb's" and "Gourmet Garden." Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2016, 2015 and 2014. Sales to one of our industrial segment customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2016, 2015 and 2014.
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

Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2016
Net sales	$2,753.2	$1,658.3	$4,411.5	$—	$4,411.5
Operating income excluding special charges	490.8	166.2	657.0	—	657.0
Income from unconsolidated operations	30.7	5.4	36.1	—	36.1
Goodwill	1,608.3	163.1	1,771.4	—	1,771.4
Assets	—	—	4,387.8	248.1	4,635.9
Capital expenditures	—	—	120.1	33.7	153.8
Depreciation and amortization	—	—	71.7	37.0	108.7
2015
Net sales	$2,635.2	$1,661.1	$4,296.3	$—	$4,296.3
Operating income excluding special charges	456.1	157.8	613.9	—	613.9
Income from unconsolidated operations	36.0	0.7	36.7	—	36.7
Goodwill	1,587.7	171.6	1,759.3	—	1,759.3
Assets	—	—	4,225.4	247.2	4,472.6
Capital expenditures	—	—	102.8	25.6	128.4
Depreciation and amortization	—	—	71.8	34.1	105.9
2014
Net sales	$2,625.5	$1,617.7	$4,243.2	$—	$4,243.2
Operating income excluding special charges	474.3	133.9	608.2	—	608.2
Income from unconsolidated operations	28.2	1.2	29.4	—	29.4
Goodwill	1,581.1	141.1	1,722.2	—	1,722.2
Assets	—	—	4,169.7	212.6	4,382.3
Capital expenditures	—	—	108.6	24.1	132.7
Depreciation and amortization	—	—	71.7	31.0	102.7

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income for the years ended November 30, 2016, 2015 and 2014 is as follows:

(millions)	Consumer	Industrial	Total
2016
Operating income excluding special charges	$490.8	$166.2	$657.0
Less: Special charges included in cost of goods sold	0.3	—	0.3
Less: Other special charges	8.9	6.8	15.7
Operating income	$481.6	$159.4	$641.0

2015
Operating income excluding special charges	$456.1	$157.8	$613.9
Less: Special charges included in cost of goods sold	4.0	—	4.0
Less: Other special charges	48.8	12.7	61.5
Operating income	$403.3	$145.1	$548.4

2014
Operating income excluding special charges	$474.3	$133.9	$608.2
Less: Special charges	3.7	1.5	5.2
Operating income	$470.6	$132.4	$603.0

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2016
Net sales	$2,565.3	$896.0	$950.2	$4,411.5
Long-lived assets	1,499.9	846.5	519.3	2,865.7
2015
Net sales	$2,438.1	$903.7	$954.5	$4,296.3
Long-lived assets	1,462.2	871.9	415.7	2,749.8
2014
Net sales	$2,357.5	$930.8	$954.9	$4,243.2
Long-lived assets	1,284.0	920.0	451.7	2,655.7
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2016	2015
Inventories
Finished products	$336.3	$319.9
Raw materials and work-in-process	420.0	390.9
	$756.3	$710.8
Prepaid expenses	$23.6	$22.4
Other current assets	58.3	56.4
	$81.9	$78.8
Property, plant and equipment
Land and improvements	$62.4	$62.7
Buildings	402.9	360.1
Machinery and equipment	730.1	725.9
Software	317.8	310.2
Construction-in-progress	117.0	72.4
Accumulated depreciation	(960.8)	(912.9)
	$669.4	$618.4
Investments and other assets
Investments in affiliates	$134.6	$150.6
Long-term investments	116.2	112.6
Prepaid allowances	16.7	20.7
Other assets	80.9	81.5
	$348.4	$365.4
Other accrued liabilities
Payroll and employee benefits	$161.5	$129.5
Sales allowances	125.0	114.8
Other	292.2	239.4
	$578.7	$483.7
Other long-term liabilities
Pension	$231.1	$192.8
Postretirement benefits	88.4	86.1
Deferred taxes	79.9	100.4
Unrecognized tax benefits	49.7	47.6
Other	72.0	68.8
	$521.1	$495.7

(millions)	2016	2015	2014
Depreciation	$71.2	$71.5	$67.7
Software amortization	17.1	18.1	20.0
Interest paid	57.5	52.2	50.0
Income taxes paid	151.0	111.5	129.0
Dividends paid per share were $1.72 in 2016, $1.60 in 2015 and $1.48 in 2014. Dividends declared per share were $1.76 in 2016, $1.63 in 2015, and $1.51 in 2014.
18.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2016
Net sales	$1,030.2	$1,063.3	$1,091.0	$1,227.0
Gross profit	405.0	432.8	453.9	540.0
Operating income	129.1	125.0	167.8	219.1
Net income	93.4	93.8	127.7	157.4
Basic earnings per share	0.73	0.74	1.01	1.25
Diluted earnings per share	0.73	0.73	1.00	1.24
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.43	0.43	0.43	0.43
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.43	0.43	0.90
Market price—Common Stock
High	94.10	100.06	107.05	102.01
Low	79.53	91.32	96.92	91.06
Market price—Common Stock Non-Voting
High	94.10	100.71	107.07	101.98
Low	79.78	91.39	97.18	91.08
2015
Net sales	$1,010.4	$1,024.1	$1,059.9	$1,201.9
Gross profit	389.7	404.0	421.9	521.7
Operating income	93.7	103.8	138.7	212.2
Net income	70.5	84.3	97.6	149.2
Basic earnings per share	0.55	0.66	0.76	1.17
Diluted earnings per share	0.55	0.65	0.76	1.16
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.40	0.40	0.40	0.40
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.40	0.40	0.83
Market price—Common Stock
High	76.37	79.53	84.89	86.04
Low	71.45	68.29	76.13	77.70
Market price—Common Stock Non-Voting
High	76.78	79.61	85.20	86.03
Low	71.39	71.98	76.02	77.61

Operating income for the first quarter of 2016 included $1.6 million of special charges, with an after-tax impact of $1.3 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the second quarter of 2016 included $3.9 million of special charges, with an after-tax impact of $2.7 million and a per share impact of $0.02 for both basic and diluted earnings per share. Operating income for the third quarter of 2016 included $4.3 million of special charges, with an after-tax impact of $3.4 million and a per share impact of $0.03 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2016 included $6.2 million of special charges, including $0.3 million reflected in gross profit, with an after-tax impact of $3.7 million and a per share impact of $0.03 for both basic and diluted earnings per share.

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
19.  SUBSEQUENT EVENTS
Acquisition - On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy for a cash payment of $125.5 million, subject to certain post-closing adjustments. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products.
Employee benefit and retirement plans - Subsequent to our fiscal year ended November 30, 2016, we made several significant changes to the following employee benefit and retirement plans:

•
On December 1, 2016, the Management Committee approved the freezing of benefits under the McCormick U.K. Pension and Life Assurance Scheme (the U.K. plan). The effective date of this freeze is December 31, 2016. Although the U.K. plan will be frozen, employees who are participants in that plan will retain benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

•
On January 3, 2017, the Management Committee approved the freezing of benefits under the McCormick Pension Plan, the defined benefit pension plan available to U.S. employees hired on or prior to December 31, 2011. The effective date of this freeze is November 30, 2018. Although the U.S. Pension plan will be frozen, employees who are participants in that plan will retain benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

•
On January 3, 2017, the Compensation Committee of our Board of Directors approved the freezing of benefits under the McCormick Supplemental Executive Retirement Plan (the “SERP”). The effective date of this freeze is January 31, 2017. Although the SERP will be frozen, executives who are participants in the SERP as of the date of the freeze, including certain named executive officers, will retain benefits accumulated up to that date, based on credited service and eligible earnings, in accordance with the SERP’s terms.

These changes are in alignment with ongoing initiatives to create a market competitive, cost competitive and consistent health, welfare and retirement benefit structure across our organization. As a result of these pension benefit plan changes, we expect to recognize lower retirement benefit expense in 2017 and future periods. That lower retirement benefit expense in 2017 will be partially offset by certain amounts provided by the company to mitigate the impact of the 2017 freeze on certain employees, including: (i) expenses relating to special one-time grants of restricted stock units to be provided to certain executives in 2017 who are participants in the SERP at the time of freeze; and (ii) cash payments, equivalent in value to the Company’s contribution prior to the freeze, provided to effected employees of the U.K. plan as of December 1, 2016 (which will continue for a period of two years).

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2016 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and “Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2017 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Lisa B. Manzone and Nneka L. Rimmer.
Ms. Manzone is 52 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present–Senior Vice President, Human Relations; January 2015 to June 2015–Vice President Global Human Relations; January 2013 to January 2015–Vice President Compensation and Benefits; October 2010 to January 2013–Vice President, Human Relations U.S. Consumer Products Division.
Ms. Rimmer is 45 years old and joined McCormick in April 2015 as Senior Vice President, Corporate Strategy and Development. Before joining McCormick, Ms. Rimmer was Partner and Managing Director with the Boston Consulting Group where she had 13 years of experience designing, executing and leveraging successful large-scale transformational initiatives, working with large global consumer goods corporations.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation

Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2017 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 25, 2017, are included herein in Part II, Item 8.
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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	President & Chief	January 25, 2017
	Lawrence E. Kurzius	Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	President & Chief	January 25, 2017
	Lawrence E. Kurzius	Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 25, 2017
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 25, 2017
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ MICHAEL A. CONWAY	January 25, 2017
Michael A. Conway

/s/ J. MICHAEL FITZPATRICK	January 25, 2017
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 25, 2017
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 25, 2017
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 25, 2017
Patricia Little

/s/ MICHAEL D. MANGAN	January 25, 2017
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 25, 2017
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 25, 2017
Margaret M.V. Preston

January 25, 2017
Gary M. Rodkin

/s/ JACQUES TAPIERO	January 25, 2017
Jacques Tapiero

/s/ ALAN D. WILSON	January 25, 2017
Alan D. Wilson

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2016:
Allowance for doubtful receivables	$8.0	$0.7	$—	$(4.5)	$4.2
Valuation allowance on net deferred tax assets	14.6	3.5	—	(7.6)	10.5
	$22.6	$4.2	$—	$(12.1)	$14.7
Deducted from asset accounts:
Year ended November 30, 2015:
Allowance for doubtful receivables	$4.0	$4.9	$(0.1)	$(0.8)	$8.0
Valuation allowance on net deferred tax assets	21.8	5.7	(3.2)	(9.7)	14.6
	$25.8	$10.6	$(3.3)	$(10.5)	$22.6
Deducted from asset accounts:
Year ended November 30, 2014:
Allowance for doubtful receivables	$4.1	$1.1	$(0.9)	$(0.3)	$4.0
Valuation allowance on net deferred tax assets	21.2	3.0	(1.4)	(1.0)	21.8
	$25.3	$4.1	$(2.3)	$(1.3)	$25.8

EXHIBIT INDEX
The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 29, 2016	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 29 2016, File No. 1-14920, as filed with the Securities and Exchange Commission on November 30, 2016.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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
Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(vi)
2005 Deferred Compensation Plan, amended and restated with an effective date of January 1, 2005, in which directors, officers and certain other management employees participate, which agreement is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-155775, as filed with the Securities and Exchange Commission on November 28, 2008.*

(vii)
The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(viii)
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick’s Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013, as amended, which Amendment No. 1 is incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(ix)
Form of Long -Term Performance Plan Agreement, formerly known as Mid-Term Incentive Plan, incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(x)
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
(xiii)
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

(xv)
Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(xvi)
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

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2016, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

	*	Management contract or compensatory plan or arrangement.

McCormick hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, copies of additional instruments of McCormick with respect to long-term debt that involve an amount of securities that do not exceed 10% of the total assets of McCormick and its subsidiaries on a consolidated basis, pursuant to Regulation S-K, Item 601(b)(4)(iii)(A) .