Form 10-Q
period 2017-02-28
MCCORMICK & CO INC
filed 2017-03-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 28, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2017
Common Stock	11,451,748
Common Stock Non-Voting	113,226,723

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended
	February 28, 2017	February 29, 2016
Net sales	$1,043.7	$1,030.2
Cost of goods sold	630.7	625.2
Gross profit	413.0	405.0
Selling, general and administrative expense	275.2	274.3
Special charges	3.6	1.6
Operating income	134.2	129.1
Interest expense	14.5	13.9
Other income, net	0.1	1.1
Income from consolidated operations before income taxes	119.8	116.3
Income taxes	33.3	31.3
Net income from consolidated operations	86.5	85.0
Income from unconsolidated operations	7.0	8.4
Net income	$93.5	$93.4
Earnings per share – basic	$0.75	$0.73
Average shares outstanding – basic	125.1	127.1
Earnings per share – diluted	$0.74	$0.73
Average shares outstanding – diluted	126.9	128.3
Cash dividends paid per share	$0.47	$0.43
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	February 28, 2017	February 29, 2016
Net income	$93.5	$93.4
Net income attributable to non-controlling interest	1.1	0.7
Other comprehensive income (loss):
Unrealized components of pension plans (including curtailment gains of $76.7 for 2017)	86.5	7.7
Currency translation adjustments	15.1	(25.2)
Change in derivative financial instruments	(2.6)	1.6
Deferred taxes	(29.6)	(1.7)
Comprehensive income	$164.0	$76.5

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2017	February 29, 2016	November 30, 2016
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$125.7	$111.8	$118.4
Trade accounts receivables, net	404.4	371.2	465.2
Inventories, net
Finished products	351.4	320.0	336.3
Raw materials and work-in-process	415.8	382.2	420.0
	767.2	702.2	756.3
Prepaid expenses and other current assets	87.8	72.9	81.9
Total current assets	1,385.1	1,258.1	1,421.8
Property, plant and equipment	1,665.2	1,533.3	1,630.2
Less: accumulated depreciation	(982.4)	(924.2)	(960.8)
Property, plant and equipment, net	682.8	609.1	669.4
Goodwill	1,857.6	1,764.0	1,771.4
Intangible assets, net	473.9	370.1	424.9
Investments and other assets	351.7	363.7	348.4
Total assets	$4,751.1	$4,365.0	$4,635.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$638.9	$389.6	$390.3
Current portion of long-term debt	250.7	0.6	2.9
Trade accounts payable	448.4	336.7	450.8
Other accrued liabilities	400.4	363.7	578.7
Total current liabilities	1,738.4	1,090.6	1,422.7
Long-term debt	803.5	1,055.0	1,054.0
Other long-term liabilities	477.6	492.5	521.1
Total liabilities	3,019.5	2,638.1	2,997.8
Shareholders’ Equity
Common stock	413.1	386.5	409.7
Common stock non-voting	678.0	661.1	674.5
Retained earnings	1,073.1	1,086.3	1,056.8
Accumulated other comprehensive loss	(445.0)	(423.7)	(514.4)
Non-controlling interests	12.4	16.7	11.5
Total shareholders’ equity	1,731.6	1,726.9	1,638.1
Total liabilities and shareholders’ equity	$4,751.1	$4,365.0	$4,635.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended
	February 28, 2017	February 29, 2016
Operating activities
Net income	$93.5	$93.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	28.3	26.4
Stock-based compensation	4.1	3.0
Income from unconsolidated operations	(7.0)	(8.4)
Changes in operating assets and liabilities	(80.2)	(43.7)
Dividends from unconsolidated affiliates	5.6	7.9
Net cash flow provided by operating activities	44.3	78.6
Investing activities
Acquisition of businesses (net of cash acquired)	(124.0)	—
Capital expenditures	(29.6)	(22.4)
Proceeds from sale of property, plant and equipment	0.9	0.2
Net cash flow used in investing activities	(152.7)	(22.2)
Financing activities
Short-term borrowings, net	247.8	250.8
Long-term debt repayments	(2.5)	(201.7)
Proceeds from exercised stock options	8.2	7.8
Taxes withheld and paid on employee stock awards	(1.7)	(0.7)
Common stock acquired by purchase	(82.7)	(47.8)
Dividends paid	(58.9)	(54.6)
Net cash flow provided by (used in) financing activities	110.2	(46.2)
Effect of exchange rate changes on cash and cash equivalents	5.5	(11.0)
Increase (decrease) in cash and cash equivalents	7.3	(0.8)
Cash and cash equivalents at beginning of period	118.4	112.6
Cash and cash equivalents at end of period	$125.7	$111.8
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
The results of consolidated operations for the three month period ended February 28, 2017 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2016.
As of November 30, 2016, we adopted ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which eliminated the prior requirement to recognize debt issuance costs as an asset and instead requires classification as a direct reduction from the carrying amount of the debt liability, and ASU 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740), which, for entities with a classified balance sheet, eliminated the prior requirement to classify deferred tax assets and liabilities as current and non-current and instead requires the presentation of all deferred tax assets and liabilities as noncurrent. As a result, the accompanying condensed consolidated balance sheet as of February 29, 2016, has been restated to reflect the requirements of these newly adopted standards.
Accounting Pronouncement Adopted in 2017
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new guidance is effective for the first quarter of our fiscal year ending November 30, 2018, with early adoption permitted.
We have elected to early adopt ASU 2016-09 effective December 1, 2016 on a prospective basis where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $1.6 million in the income taxes line item of our consolidated income statement for the three months ended February 28, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended February 28, 2017, where these benefits are classified along with other income tax cash flows as an operating activity.

•
We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

•
At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for the three months ended February 28, 2017. ASU 2016-09 requires that this cash flow presentation be made retrospectively and the cash flow statement for the three months ended February 29, 2016 has been restated accordingly.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended February 28, 2017.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued Accounting Standards Update No. 2017-07 Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted as of the beginning of an annual reporting period for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04 Intangibles-Goodwill and Other Topics (Topic 350)-Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2021. Early adoption is permitted for all entities for annual and interim goodwill impairment testing dates after January 1, 2017. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 Business Combinations (Topic 805)-Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases as of February 28, 2017 principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. In addition, in 2016, we entered into a 15-year lease for a headquarters building, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

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
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $124.0 million (net of cash acquired of $1.2 million), subject to certain post-closing adjustments. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products. As of February 28, 2017, a preliminary valuation of the acquired net assets of Giotti resulted in $2.5 million allocated to net tangible assets acquired, $9.8 million allocated to indefinite lived brand asset, $38.0 million allocated to definite lived intangible assets with a weighted-average life of 11.9 years and $74.9 million allocated to goodwill. Goodwill related to the Giotti acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging the customer intimacy and value-added flavor solutions we provide to our industrial customers to Giotti’s relationships with industrial customers of their flavors solutions and extracts, as well as from expected synergies from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The preliminary valuation, based on a comparison of acquisitions of similar industrial businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Giotti acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Giotti in the fourth quarter of 2017. Giotti has been included in our industrial segment since its acquisition. During the three months ended February 28, 2017, we recorded $2.1 million in transaction-related expenses associated with this acquisition. Due to the estimated impact of financing, acquisition and integration costs, we do not expect the operating income contribution of Giotti to be significant to our overall results for 2017.

On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $116.2 million, net of cash acquired of $3.3 million and after closing adjustments, and was financed with a combination of cash and short-term borrowings. A preliminary valuation of the acquired net assets of Gourmet Garden resulted in $20.4 million allocated to net tangible assets acquired, $20.3 million allocated to indefinite lived brand asset, $14.2 million allocated to definite lived intangible assets with a weighted-average life of 12.0 years and $61.3 million allocated to goodwill. Goodwill related to the Gourmet Garden acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for herbs, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The preliminary valuation, based on a comparison of acquisitions of similar consumer businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Gourmet Garden acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Gourmet Garden in the second quarter of 2017. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component was not material to its overall business in 2016. Beginning in 2017, the industrial component of Gourmet Garden is being reflected as a component of our industrial segment.

For the first quarter of 2017, Gourmet Garden and Giotti added $16.6 million and $11.1 million, respectively, to our sales. Due to financing, acquisition and integration costs, the aggregate incremental operating income contributed by Gourmet Garden and Giotti was not significant to our overall results for the three months ended February 28, 2017. Proforma financial information for these acquisitions has not been presented because the financial impact is not material.

3.	SPECIAL CHARGES

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.

During the three months ended February 28, 2017, we recorded $3.6 million of special charges, consisting primarily of $1.9 million for severance and other exit costs associated with our Europe, Middle East and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017; $1.0 million related to third party expenses incurred associated with our evaluation of organizational streamlining activities; $0.3 million for other exit costs related to the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, and $0.2 million for other exit costs related to the planned exit from our current leased manufacturing facilities in Singapore and Thailand upon construction of a new manufacturing facility in Thailand, which was initiated in 2016. Of the $3.6 million in special charges recorded during the three months ended February 28, 2017, approximately $1.3 million were paid in cash and $0.5 million represented a non-cash asset impairment, with the remaining accrual expected to be substantially paid in 2017.

In addition to the amounts recognized in the first quarter of 2017, we expect to incur additional special charges during the balance of 2017 of $7.4 million, consisting of $1.1 million associated with the plant closure in Portugal and related relocation of manufacturing, $3.3 million of additional third party expenses associated with our evaluation of organizational streamlining activities, and approximately $3 million for other streamlining actions approved by our Management Committee and more fully described in our Annual Report on Form 10-K for the year ended November 30, 2016. These other streamlining actions include: (1) the write-off of the foreign currency translation adjustment, which is included as a component of other comprehensive income, associated with our former consolidated joint venture in South Africa, which we exited in late 2016, upon its liquidation; (2) other costs associated with the planned exit of two leased manufacturing facilities in Singapore and Thailand described above; (3) other exit costs related to our Kohinoor business described above; and (4) other amounts associated with the EMEA reorganization plans initiated in 2015.

During the three months ended February 29, 2016, we recorded $1.6 million of special charges, consisting of $1.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region (which is more fully described below), $0.3 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, and $0.2 million for employee severance and related costs associated with our North America effectiveness initiative. All of these are a continuation of actions that were initiated in 2015. Substantially all of the $1.6 million of 2016 special charges were paid in cash during the three months ended February 29, 2016.

Of the $3.6 million of special charges recorded in our consolidated financial statements in the first quarter of 2017, $2.5 million related to our consumer segment and $1.1 million related to our industrial segment. Of the $1.6 million of special charges recorded in our consolidated financial statements for the first quarter of 2016, $1.3 million related to our consumer segment and $0.3 million related to our industrial segment. All balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

In 2015, we initiated projects to enhance organization efficiency and streamline processes in EMEA in order to support our competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to our shared services center in Poland. These projects were continued in 2016.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans that were initiated in 2015 for the three months ended February 28, 2017 and February 29, 2016 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2016	$10.5	$0.5	$11.0
Cash paid	(0.9)	—	(0.9)
Balance as of February 28, 2017	$9.6	$0.5	$10.1

Balance as of November 30, 2015	$16.2	$0.6	$16.8
Special charges	—	1.1	1.1
Cash paid	(1.2)	(1.1)	(2.3)
Impact of foreign exchange	0.1	—	0.1
Balance as of February 29, 2016	$15.1	$0.6	$15.7

4.	GOODWILL
The changes in the carrying amount of goodwill by segment for the three months ended February 28, 2017 and February 29, 2016 were as follows (in millions):

	2017		2016
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,608.3	$163.1	$1,587.7	$171.6
Changes in preliminary purchase price allocation	(0.4)	—	—	—
Increases in goodwill from acquisitions	—	74.9	—	—
Foreign currency fluctuations and other	10.4	1.3	7.6	(2.9)
Balance as of end of February	$1,618.3	$239.3	$1,595.3	$168.7

5.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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
During fiscal year 2016, we entered into multiple fair value foreign currency exchange contracts to hedge the currency component of certain intercompany loans between our subsidiaries. At February 28, 2017, the notional value of these contracts was $113.0 million. During the three months ended February 28, 2017, we recognized a $2.7 million loss on the change in fair value of these contracts, which was offset by a $2.5 million gain on the change in the currency component of the underlying loans. Both the loss and the gain were recognized in our consolidated income statement as other income, net.

During the three months ended February 28, 2017, we entered into a total of $75 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $75 million of fixed rate notes by December 2017. The weighted average fixed rate of these agreements is 2.49% and is based upon the applicable U.S. LIBOR swap rate at the inception of each agreement. We intend to cash settle these agreements upon issuance of the notes. If the applicable U.S. LIBOR swap rate increases at the time of settlement of the agreements, we will receive a one-time cash payment from the counterparties. If the applicable U.S. LIBOR swap rate decreases at the time of settlement of the agreements, we will make a one-time cash payment to the counterparties.We have designated these forward starting interest rate swap agreements, which expire on December 15, 2017, as cash flow hedges. Amounts associated with these agreements, including the related mark-to-market prior to settlement, will be deferred in other comprehensive income; upon settlement, any gain or loss realized will be amortized over the life of the fixed rate notes as a component of interest expense.
As of February 28, 2017, the maximum time frame for our foreign exchange forward contracts is 9 months.
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $2.1 million as an increase to earnings.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$175.0	$2.1
Foreign exchange contracts	Other current assets	111.3	3.5	Other accrued liabilities	$284.5	8.5
Total			$3.5			$10.6

As of February 29, 2016	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$4.5	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	150.5	4.4	Other accrued liabilities	119.8	1.8
Total			$8.9			$1.8

As of November 30, 2016	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$1.2
Foreign exchange contracts	Other current assets	204.3	4.9	Other accrued liabilities	244.9	5.4
Total			$4.9			$6.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three month periods ended February 28, 2017 and February 29, 2016 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		2017	2016
Interest rate contracts	Interest expense	$0.3	$0.6

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2017	2016	Hedged item		2017	2016
Foreign exchange contracts	Other income, net	$(2.7)	$—	Intercompany loans	Other income, net	$2.5	$—

Cash Flow Hedges
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2017	2016		2017	2016
Interest rate contracts	$(0.2)	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	(0.4)	2.1	Cost of goods sold	1.1	1.3
Total	$(0.6)	$2.1		$1.0	$1.2

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$125.7	$125.7	$—	$—
Insurance contracts	111.1	—	111.1	—
Bonds and other long-term investments	9.0	9.0	—	—
Foreign currency derivatives	3.5	—	3.5	—
Total	$249.3	$134.7	$114.6	$—
Liabilities
Foreign currency derivatives	$8.5	$—	$8.5	$—
Interest rate derivatives	2.1	—	2.1	—
Contingent consideration related to D&A acquisition	29.3	—	—	29.3
Total	$39.9	$—	$10.6	$29.3

		February 29, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$111.8	$111.8	$—	$—
Insurance contracts	97.7	—	97.7	—
Bonds and other long-term investments	9.2	9.2	—	—
Interest rate derivatives	4.5	—	4.5	—
Foreign currency derivatives	4.4	—	4.4	—
Total	$227.6	$121.0	$106.6	$—
Liabilities
Foreign currency derivatives	$1.8	$—	$1.8	$—
Contingent consideration related to D&A acquisition	28.4	—	—	28.4
Total	$30.2	$—	$1.8	$28.4

		November 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$118.4	$118.4	$—	$—
Insurance contracts	106.0	—	106.0	—
Bonds and other long-term investments	10.2	10.2	—	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$239.5	$128.6	$110.9	$—
Liabilities
Foreign currency derivatives	$5.4	$—	$5.4	$—
Interest rate derivatives	1.2	—	1.2	—
Contingent consideration related to D&A acquisition	28.9	—	—	28.9
Total	$35.5	$—	$6.6	$28.9
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
The following table sets forth the carrying amount and fair values of our long-term debt (including the current portion thereof) at February 28, 2017, February 29, 2016 and November 30, 2016 (in millions):

	February 28, 2017	February 29, 2016	November 30, 2016
Carrying amount	$1,054.2	$1,055.6	$1,056.9
Fair value	1,107.4	1,147.3	1,118.3

The acquisition-date fair value of the liability for contingent consideration related to our acquisition of Drogheria & Alimentari (D&A) was approximately $27.7 million as of the acquisition date in May 2015. The fair value of the liability as of February 28, 2017 was $29.3 million and was included in other long-term liabilities in our consolidated balance sheet. The fair value of the liability both at acquisition and as of each reporting period is estimated using a discounted cash flow technique applied to the expected payout with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the calendar 2017 earn-out period, adjusted for expectations of the amounts and ultimate resolution of likely disputes to be raised by the seller and by us as provided in the purchase agreement, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, will be recognized in income on a quarterly basis until settlement in fiscal 2018.
The change in fair value of our Level 3 liabilities, which relates solely to the contingent consideration related to our acquisition of D&A, for the three months ended February 28, 2017 and February 29, 2016 is summarized as follows (in millions):

	Beginning of year	Settlements	Changes in fair value including accretion	Impact of foreign currency	Balance as of end of period
First quarter 2017	$28.9	$—	$0.3	$0.1	$29.3
First quarter 2016	$27.1	$—	$0.4	$0.9	$28.4

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

During the quarter ending February 28, 2017, we made the following significant changes to our employee benefit and retirement plans:

•
On December 1, 2016, the Management Committee approved the freezing of benefits under the McCormick U.K. Pension and Life Assurance Scheme (the U.K. plan). The effective date of this freeze is December 31, 2016. Although the U.K. plan has been frozen, employees who are participants in that plan retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

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

•
On January 3, 2017, the Compensation Committee of our Board of Directors approved the freezing of benefits under the McCormick Supplemental Executive Retirement Plan (the “SERP”). The effective date of this freeze is January 31, 2017. Although the SERP has been frozen, executives who are participants in the SERP as of the date of the freeze, including certain named executive officers, retained benefits accumulated up to that date, based on credited service and eligible earnings, in accordance with the SERP’s terms.

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $77.7 million, which principally consist of curtailment gains of $76.7 million, and are included in our Consolidated Statement of Comprehensive Income for the three months ended February 28, 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the three months ended February 28, 2017, are also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2017 and February 29, 2016 (in millions):

	United States		International
	2017	2016	2017	2016
Defined benefit plans
Service cost	$3.9	$5.4	$1.5	$1.7
Interest costs	8.0	8.3	2.5	2.9
Expected return on plan assets	(10.2)	(10.1)	(3.7)	(4.1)
Amortization of prior service costs	—	—	0.5	0.1
Amortization of net actuarial losses	1.9	3.1	1.0	1.0
Total pension expense	$3.6	$6.7	$1.8	$1.6

During the three months ended February 28, 2017 and February 29, 2016, we contributed $6.3 million and $6.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2016 were $25.1 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended
	February 28, 2017	February 29, 2016
Other postretirement benefits
Service cost	$0.7	$0.8
Interest costs	0.9	0.9
Amortization of gains	—	(0.1)
Total other postretirement expense	$1.6	$1.6

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended
	February 28, 2017	February 29, 2016
Stock-based compensation expense	$4.1	$3.0
Our 2017 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2016 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2017 and February 29, 2016:

	2017		2016
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.9	$66.00	4.8	$59.20
Exercised	(0.1)	63.75	(0.1)	41.95
Outstanding at end of the period	4.8	$66.04	4.7	$59.64
Exercisable at end of the period	3.7	$59.93	3.0	$52.41
As of February 28, 2017, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $155.2 million and for options currently exercisable was $142.4 million. The total intrinsic value of all options exercised during the three months ended February 28, 2017 and February 29, 2016 was $4.4 million and $5.6 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2017 and February 29, 2016:

	2017		2016
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	267	$80.08	270	$71.03
Vested	(3)	71.35	(4)	37.94
Forfeited	(2)	85.37	(3)	74.11
Outstanding at end of period	262	$80.13	263	$71.49
The following is a summary of our LTPP activity for the three months ended February 28, 2017 and February 29, 2016:

	2017		2016
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	201	$78.10	192	$70.94
Granted	78	89.96	108	86.40
Vested	(43)	69.04	(18)	64.74
Forfeited	—	—	(1)	74.02
Outstanding at end of period	236	$83.63	281	$77.28

9.	INCOME TAXES

Income taxes for the three months ended February 28, 2017 included $2.4 million of discrete tax benefits consisting of the following: (i) $1.6 million related to excess tax benefits associated with share-based compensation, and (ii) the reversal of unrecognized tax benefits and related interest of $0.9 million associated with the expiration of statute of limitations in various jurisdictions; offset by a $0.1 million net detriment for the revaluation of deferred tax assets related to legislation enacted in our first quarter.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2017.

Income taxes for the three months ended February 29, 2016 included $3.8 million of discrete tax benefits consisting of the following: (i) recognition of the tax year 2015 research tax credit of $2.4 million related to new legislation enacted in our first quarter of 2016; (ii) the reversal of unrecognized tax benefits and related interest of $0.7 million associated with the expiration of statute of limitations in various jurisdictions; and (iii) a $0.7 million revaluation of a deferred tax liability related to legislation enacted in our first quarter of 2016 reducing the statutory tax rate for a non-US jurisdiction.

As of February 28, 2017, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 28, 2017	February 29, 2016
Average shares outstanding – basic	125.1	127.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.8	1.2
Average shares outstanding – diluted	126.9	128.3

The following table sets forth the stock options and RSUs for the three months ended February 28, 2017 and February 29, 2016 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended
	February 28, 2017	February 29, 2016
Anti-dilutive securities	0.8	0.2
The following table sets forth the common stock activity for the three months ended February 28, 2017 and February 29, 2016 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended
	February 28, 2017	February 29, 2016
Shares issued under stock option, employee stock purchase plans and RSUs	0.2	0.1
Shares repurchased in connection with the stock repurchase program	0.9	0.6

As of February 28, 2017, $244 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	February 28, 2017	February 29, 2016	November 30, 2016
Foreign currency translation adjustment	$(284.3)	$(231.8)	$(299.4)
Unrealized gain on foreign currency exchange contracts	2.2	2.5	3.9
Fair value of interest rate swaps (excluding settled interest rate swaps)	(0.1)	—	—
Unamortized value of settled interest rate swaps	2.3	2.3	2.4
Pension and other postretirement costs	(165.1)	(196.7)	(221.3)
Accumulated other comprehensive loss	$(445.0)	$(423.7)	$(514.4)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 28, 2017 and February 29, 2016 (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	February 28, 2017	February 29, 2016
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$0.1	Interest expense
Foreign exchange contracts	(1.1)	(1.3)	Cost of goods sold
Total before tax	(1.0)	(1.2)
Tax effect	0.3	0.3	Income taxes
Net, after tax	$(0.7)	$(0.9)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.5	$0.1	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	2.9	4.0	SG&A expense/ Cost of goods sold
Total before tax	3.4	4.1
Tax effect	(1.2)	(1.4)	Income taxes
Net, after tax	$2.2	$2.7

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

	Consumer	Industrial	Total
		(in millions)
Three months ended February 28, 2017
Net sales	$638.6	$405.1	$1,043.7
Operating income excluding special charges	97.9	39.9	137.8
Income from unconsolidated operations	6.5	0.5	7.0

Three months ended February 29, 2016
Net sales	$633.8	$396.4	$1,030.2
Operating income excluding special charges	94.3	36.4	130.7
Income from unconsolidated operations	7.6	0.8	8.4

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows (in millions):

	Consumer	Industrial	Total
Three months ended February 28, 2017
Operating income	$95.4	$38.8	$134.2
Add: Special charges	2.5	1.1	3.6
Operating income excluding special charges	$97.9	$39.9	$137.8

Three months ended February 29, 2016
Operating income	$93.0	$36.1	$129.1
Add: Special charges	1.3	0.3	1.6
Operating income excluding special charges	$94.3	$36.4	$130.7

13.	SUBSEQUENT EVENT

On March 24, 2017, we entered into a 364-day $250 million revolving credit facility, which will support our commercial paper program and expire in March 2018. The pricing for the credit facility, on a fully drawn basis, is LIBOR plus 0.75%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information—more fully described below under the caption Non-GAAP financial measures—that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. The dollar and share information in the charts and tables in MD&A are in millions, except per share data.
Business profile
We are a global leader in flavor, with the manufacturing, marketing and distribution of spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers and foodservice business. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. In fiscal year 2016, 42% of our sales were outside of the United States. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico.
We operate in two business segments, consumer and industrial.
Consumer segment—Our consumer segment customers span a variety of retailers that include grocery mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Industrial segment—In our industrial segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly and indirectly through distributors. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades.
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
Sales growth: Over time, we expect to grow sales with similar contributions from: 1) our base business—driven by brand marketing support, customer intimacy, expanded distribution and category growth; 2) product innovation; and 3) acquisitions.
Base business—In 2016, we increased our investment in brand marketing by 35% over the past five years and we plan a further increase in 2017. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products. Digital marketing reached 46% of our total advertising expense in 2016, which is double the percentage from 2011.
Innovation—For our consumer segment, we believe that scalable and differentiated innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value-priced flavors. Recent innovation includes liquid pouch products such as skillet sauces, slow cooker sauces and baking sauces in North America and squeeze pouch condiments in China. In 2016, we expanded our Grill Mates brand to single-use liquid marinade in North America. Additional examples introduced across multiple markets include herb grinders and expanded varieties of recipe mixes.
For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a solid pipeline of flavor solutions aligned with our customers’ new product launch plans, many of which include "better-for-you" innovation. With over 20 product innovation centers around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers.
Acquisitions—Acquisitions are contributing approximately one-third of our sales growth. Since the beginning of 2015, we have completed six acquisitions, which are driving sales in both our consumer and industrial segments. We have a robust pipeline of acquisition opportunities that meet the growing demand for flavor and health. In addition to bolt-on opportunities, we are seeking larger acquisitions. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets.
Cost savings: We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from organization and streamlining actions. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share. Examples of CCI cost savings include vendor consolidation, high-speed equipment and automation, process reliability, shared services, route to market, system technology and sustainability. In the last five years, CCI cost savings have totaled nearly $400 million and in 2016, together with organization and streamlining actions, we reached a record $109 million in cost savings. In 2016, we set a four-year goal to deliver $400 million of cost savings by November 30, 2019.

Cash flow: Our business generates strong cash flow and in 2016, net cash provided by operating activities reached $658.1 million, an increase from $590.0 million in 2015. We have a balanced use of cash for capital expenditures, acquisitions and the return of cash to shareholders through dividends and share repurchases. In 2016, that return of cash to shareholders was $460.5 million, and our Board declared the 31st consecutive annual increase in our quarterly dividend.
2017 outlook
We are projecting another year of strong financial performance in 2017 and expect our constant currency growth rate in sales and adjusted earnings per share to be in line with our long-term constant currency financial growth objectives.
In 2017, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2016, on our sales and earnings. In 2017, sales are projected to grow 3% to 5%, which includes an estimated 2% impact from unfavorable foreign currency exchange rates. On a constant currency basis, sales are projected to grow 5% to 7%.
Led by CCI, we expect to reach cost savings of approximately $100 million in 2017, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the mid-single digit range and we expect to offset most of this impact with our pricing actions. For 2017, we plan to increase brand marketing at a high single digit rate.
Diluted earnings per share was $3.69 in 2016. Earnings per share for 2017 are projected to range from $3.98 to $4.06. Excluding the earnings per share impact of special charges of $0.09 in 2016, adjusted diluted earnings per share was $3.78 in 2016. Adjusted diluted earnings per share (excluding an estimated $0.07 impact from special charges expected to be recorded in 2017) are projected to be $4.05 to $4.13 in 2017. On a constant currency basis, we expect adjusted diluted earnings per share in 2017 to grow 9% to 11% over adjusted diluted earnings per share of $3.78 in 2016. We expect this growth rate to be mainly driven by increased adjusted operating income.
RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2017	February 29, 2016
Net sales	$1,043.7	$1,030.2
Percent increase	1.3%	2.0%
Gross profit	$413.0	$405.0
Gross profit margin	39.6%	39.3%

Sales for the first quarter of 2017 increased by 1.3% from the prior year level and by 3.6% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). For the first quarter of 2017, sales rose over the prior year level due to the incremental impact of acquisitions and pricing actions that increased sales by 2.7%, and 2.0%, respectively. These factors were offset by lower volume and product mix, in our consumer segment, that reduced consolidated sales by 1.1%. That lower volume and product mix in our consumer segment during the first quarter was driven by the impact of weak U.S. food industry trends and difficult retail conditions in the U.K., partially offset by continued growth in China. In addition, an unfavorable impact from foreign currency rates reduced sales by 2.3% compared to the year ago quarter. That unfavorable impact from foreign currency rates is excluded from our measure of sales growth of 3.6% on a constant currency basis.

Gross profit for the first quarter of 2017 increased by $8.0 million, or 2.0%, over the comparable period in 2016, and our gross profit margin increased 30 basis points from the year ago quarter to 39.6%. This improvement was the result of cost savings from our Comprehensive Continuous Improvement program (CCI), organization and streamlining actions, shifts in our portfolio to more value added products and pricing actions, partially offset by higher commodity costs and an increase in manufacturing costs.

	Three months ended
	February 28, 2017	February 29, 2016
Selling, general & administrative expense (SG&A)	$275.2	$274.3
Percent of net sales	26.4%	26.6%
SG&A as a percent of net sales decreased by 20 basis points from the year ago quarter to 26.4% in the first quarter of 2017. As compared to the first quarter of 2016, the decrease in SG&A as a percent of net sales was principally attributable to certain employee benefits expense, partially offset by the impact of a $3.3 million increase in brand marketing expenses and by incremental expense associated with amortization of intangible assets related to our Gourmet Garden and Giotti acquisitions.

	Three months ended
	February 28, 2017	February 29, 2016
Special charges	$3.6	$1.6

During the three months ended February 28, 2017, we recorded $3.6 million of special charges, consisting primarily of $1.9 million for severance and other exit costs associated with our Europe, Middle East and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017 and $1.0 million related to third party expenses incurred associated with evaluation of organizational streamlining initiatives.

During the three months ended February 29, 2016, we recorded $1.6 million of special charges, consisting of $1.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our Europe, Middle East and Africa (EMEA) region, $0.3 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, and $0.2 million for employee severance and related costs associated with our North America effectiveness initiative, all of which were initiated in 2015.

	Three months ended
	February 28, 2017	February 29, 2016
Interest expense	$14.5	$13.9
Other income, net	0.1	1.1
Interest expense was higher in the three months ended February 28, 2017 compared to the same period of the prior year due to an increase in average total borrowings, as well as higher short-term interest rates. The decrease in other income for the three months ended February 28, 2017 was principally the result of higher non-operating foreign currency transaction gains recognized in the prior year.

	Three months ended
	February 28, 2017	February 29, 2016
Income from consolidated operations before income taxes	$119.8	$116.3
Income taxes	33.3	31.3
Effective tax rate	27.8%	26.9%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, and the settlement of tax audits. In 2017, discrete items also include excess tax benefits associated with share-based payments to employees as a result of our adoption of ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on a prospective basis as of the beginning of our 2017 fiscal year (see Note 1 of the accompanying financial statements for further details with respect to our adoption of this accounting standard).
Income tax expense for the three months ended February 28, 2017 and February 29, 2016 included net discrete tax benefits of $2.4 million (including $1.6 million of excess tax benefits associated with share-based payments to employees) and $3.8 million, respectively. See note 9 of the accompanying financial statements for a further description of these discrete items. The increase in our effective tax rates for the first quarter of 2017 as compared to the year-ago period is due to lower discrete tax benefits.
We expect an annual effective tax rate in 2017 of approximately 28%. That rate includes the estimated favorable effect of excess tax benefits associated with share-based payments previously described, but excludes other discrete items in the remainder of the year. Our estimate of the favorable effect of those excess tax benefits is subject to variability as it is dependent upon underlying vesting and exercise activity and related future stock prices.

	Three months ended
	February 28, 2017	February 29, 2016
Income from unconsolidated operations	$7.0	$8.4
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, decreased by $1.4 million for the three months ended February 28, 2017, as compared to the year-ago period, as a decline in income in our principal joint venture in Mexico was partially offset by an increase in a smaller venture. Income of our joint venture in Mexico declined as a result of the unfavorable impact of foreign currency, despite growing sales at a double-digit rate in local currency as compared to the first quarter of 2016. We anticipate income from unconsolidated operations to be unfavorably impacted by foreign currency headwinds throughout the remainder of 2017.
The following table outlines the major components of the change in diluted earnings per share from 2016 to 2017:

Three months ended February
2016 Earnings per share – diluted	$0.73
Increase in special charges	(0.01)
Increase in operating income	0.04
Impact of effective tax rate	(0.01)
Decrease in income from unconsolidated operations	(0.01)
Decrease in other income	(0.01)
Impact of lower shares outstanding	0.01
2017 Earnings per share – diluted	$0.74

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. See note 12 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income.

CONSUMER SEGMENT

	Three months ended
	February 28, 2017	February 29, 2016
(in millions)
Net sales	$638.6	$633.8
Percent increase	0.8%	2.2%
Operating income, excluding special charges	$97.9	$94.3
Operating income margin, excluding special charges	15.3%	14.9%
In the first quarter of 2017, sales of our consumer segment increased by 0.8%, as compared to the first quarter of 2016, and increased by 2.2% on a constant currency basis. The incremental impact of acquisitions completed in 2016 added 2.6% to consumer segment sales in the first quarter of 2017. Pricing actions, taken in response to higher material costs, added 1.6% to sales. These factors were offset by lower volume and product mix that reduced sales by 2.0%. In addition, sales in the quarter reflected an unfavorable impact from foreign currency rates that reduced consumer segment sales by 1.4% compared to the year ago quarter and is excluded from our measure of sales growth of 2.2% on a constant currency basis
In the Americas, consumer sales rose 2.1% in the first quarter of 2017 as compared to the first quarter of 2016 and rose by 1.8% on a constant currency basis. The incremental impact of acquisitions completed in 2016—Gourmet Garden and Cajun Injector, acquired in April and September, respectively—added 3.1% to sales for the first quarter of 2017. Pricing actions added 2.0% to sales for the quarter, while lower volume and product mix reduced sales by 3.3%. The decline in volume and product mix was impacted by weak consumer purchases in a number of food categories, including spices and seasonings. We had particular weakness in our sales of Hispanic items. We believe that a portion of this weakness is due to timing issues versus the first quarter of 2016, including a later Easter, and expect an improvement in volume and product mix in the second quarter of 2017 for this part of our business. In addition to these factors, the favorable impact of foreign currency rates increased sales by 0.3% in the quarter and is excluded from our measure of sales growth of 1.8% on a constant currency basis.

In the EMEA region, consumer sales decreased 7.2% in the first quarter of 2017 as compared to the first quarter of 2016 and decreased 4.5% on a constant currency basis. The incremental impact of our 2016 acquisition of Gourmet Garden added 0.3% to sales in the first quarter of 2017 and pricing actions added 0.3%. These factors were offset by a 5.1% decline in volume and product mix. The largest decrease was in the U.K. where a challenging retail market continues to adversely impact sales. This included a reduction in the number of our Schwartz-brand products by a large U.K. retailer, which has been rationalizing its portfolio to gain space for general merchandise. Sales of our Vahine dessert products in France were unfavorably impacted this period by a later Easter in 2017 versus 2016. In addition, an unfavorable impact from foreign currency rates reduced sales by 2.7% compared to the year-ago period and is excluded from our measure of sales growth on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 7.0% in the first quarter of 2017 and increased by 12.8% on a constant currency basis. The incremental impact of our 2016 acquisition of Gourmet Garden added 4.2% to sales in the first quarter of 2017. Sales in the quarter reflected an increase of 6.7% attributable to volume and product mix and an increase of 1.9% attributable to higher pricing. In China, we experienced a double-digit rate of sales growth attributable to volume and product mix, driven by holiday promotions as well as e-commerce growth, which offset declines in volume and product mix in India. Those declines in volume and product mix in India resulted from the our prior decision to discontinue certain low margin Kohinoor products and the associated sell-off of that discontinued inventory in the first quarter of 2016. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced sales by 5.8% compared to the first quarter of 2017 and is excluded from our measure of sales growth of 12.8% on a constant currency basis.

Operating income, excluding special charges, for the first quarter of 2017 for our consumer segment increased by $3.6 million, or 3.8%, compared to the first quarter of 2016, and increased by 4.6% on a constant currency basis. Operating income, excluding special charges, for our consumer segment increased in the first quarter of 2017, compared to the prior year level, due to the impact of cost savings that more than offset the unfavorable impact of higher material costs and an increase in brand marketing expenses. Brand marketing expense in the first quarter of 2017 was $1.3 million higher than the comparable year-ago period. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, for the first quarter of 2017 by 0.8% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 4.6% on a constant currency basis.

INDUSTRIAL SEGMENT

	Three months ended
	February 28, 2017	February 29, 2016

Net sales	$405.1	$396.4
Percent increase	2.2%	1.6%
Operating income, excluding special charges	$39.9	$36.4
Operating income margin, excluding special charges	9.8%	9.2%
In the first quarter of 2017, sales of our industrial segment increased by 2.2%, as compared to the first quarter of 2016, and increased by 5.9% on a constant currency basis. Our acquisition of Giotti in December of 2016 increased industrial segment sales by 2.9% during the first quarter of 2017. Pricing actions, taken in response to higher material costs, increased sales by 2.8% in the first quarter of 2017 and higher volume and product mix increased sales by 0.2%. These factors offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 3.7% compared to the year ago quarter and is excluded from our measure of sales growth of 5.9% on a constant currency basis.
In the Americas, industrial sales increased by 1.9% during the first quarter of 2017 from the prior year level and increased by 3.3% on a constant currency basis. Pricing actions added 3.2% to our industrial sales in the Americas, while slightly higher volume and product mix increased sales by 0.1%. Double-digit growth in sales of savory flavor products and branded foodservice products was mostly offset by lower sales to quick service restaurants. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced sales by 1.4% compared to the first quarter of 2016 and is excluded from our measure of sales growth of 3.3% on a constant currency basis.

In the EMEA region, industrial sales increased 0.5% in the first quarter of 2017 from the prior year level and increased by 12.7% on a constant currency basis. Our acquisition of Giotti in December 2016 increased industrial segment sales in the region by 14.2% during the first quarter of 2017. Pricing actions added 2.8%, while lower volume and product mix decreased sales by 4.3% in the first quarter. The effect of our 2016 exit from our unprofitable consolidated joint venture in South Africa was partially offset by pricing-led sales growth with packaged food companies. The net effect of these factors was offset by an unfavorable impact from foreign currency rates that reduced sales by 12.2% compared to the first quarter of 2016 and is excluded from our measure of sales growth of 12.7% on a constant currency basis.

In the Asia/Pacific region, industrial sales increased 6.7% in the first quarter of 2017, compared to the first quarter of 2016, and increased by 9.9% on a constant currency basis. The incremental effect of the 2016 acquisition of Gourmet Garden added 1.1% to industrial sales for the quarter. Higher volume and product mix increased sales by 8.0% during the quarter, while pricing actions increased sales by 0.8%. Both our China and Australia operations drove higher sales to quick service restaurants, which included a benefit from new products and promotional activities. The net effect of these factors was offset by an unfavorable impact from foreign currency rates that reduced sales by 3.2% compared to the first quarter of 2016 and is excluded from our measure of sales growth of 9.9% on a constant currency basis.

Operating income, excluding special charges, for the first quarter of 2017 for our industrial segment increased by $3.5 million, or 9.6%, compared to the first quarter of 2016 and increased by 17.5% on a constant currency basis. Operating income, excluding special charges, for our industrial segment increased in the first quarter of 2017, compared to the corresponding period in 2016, driven by sales growth, cost savings and a more favorable business mix, offset in part by higher material costs and a $2.0 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 7.9% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 17.5% on a constant currency basis.

MARKET RISK SENSITIVITY

Foreign Exchange Risk

We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts:

	February 28, 2017	February 29, 2016	November 30, 2016
Notional value	$395.8	$270.3	$449.2
Unrealized net (loss) gain	(5.0)	2.6	(0.5)
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	February 28, 2017	February 29, 2016	November 30, 2016
Notional value	$175.0	$100.0	$100.0
Unrealized net (loss) gain	(2.1)	4.5	(1.2)
As disclosed in note 5 of the accompanying financial statements, we entered into $75 million of additional forward starting interest rate swap contracts during the three months ended February 28, 2017 to hedge our interest rate risk associated with the anticipated issuance of fixed rate notes by December 2017. The change in fair values of our interest raw swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are pepper, dairy products, capsicums (red peppers and paprika), garlic, onion, rice, wheat flour and vanilla. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
Credit Risk
The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We believe that our allowance for doubtful accounts properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of February 28, 2017, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2016.

NON-GAAP FINANCIAL MEASURES

The following table includes financial measures of adjusted operating income, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share, each excluding the impact of special charges for the periods presented. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Additionally, certain amounts related to inventory adjustments may be included in cost of goods sold in our income statement and classified as special charges. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President Global Industrial Segment and McCormick International, President Global Consumer Segment and North America; and Senior Vice President, Human Relations. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Details with respect to the composition of special charges recorded for the periods and in the amounts set forth below are included in note 3 of the accompanying financial statements or of the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2016.
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
These non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. In addition, these non-GAAP financial measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of these non-GAAP financial measures to the related GAAP financial measures is provided below:

	For the year ended November 30, 2016	For the three months ended		Estimated for the year ending November 30, 2017
		February 28, 2017	February 29, 2016
Operating income	$641.0	$134.2	$129.1

Impact of special charges included in cost of goods sold	0.3	—	—
Impact of other special charges	15.7	3.6	1.6
Total special charges	16.0	3.6	1.6

Adjusted operating income	$657.0	$137.8	$130.7

Income from unconsolidated operations	$36.1	$7.0	$8.4
Impact of special charges attributable to non-controlling interests (2)	(1.9)	—	—
Adjusted income from unconsolidated operations	$34.2	$7.0	$8.4

Net income	$472.3	$93.5	$93.4
Impact of total special charges (1)	13.0	2.5	1.3
Impact of special charges attributable to non-controlling interests (2)	(1.9)	—	—
Adjusted net income	$483.4	$96.0	$94.7

Earnings per share – diluted	$3.69	$0.74	$0.73	$3.98 to $4.06
Impact of total special charges	0.10	0.02	0.01	0.07
Impact of special charges attributable to non-controlling interests (2)	(0.01)	—	—	—
Adjusted earnings per share – diluted	$3.78	$0.76	$0.74	$4.05 to $4.13

(1) Total special charges of $16.0 million for the year ended November 30, 2016 are net of taxes of $3.0 million. Total special charges of $3.6 million and $1.6 million for the three months ended February 28, 2017 and February 29, 2016, respectively, are net of taxes of $1.1 million and $0.3 million, respectively.

(2) Represents the portion of the total special charges of $2.8 million for the year ended November 30, 2016 associated with our exit of a consolidated joint venture in South Africa, attributable to our former joint venture partner.

Because we are a multi-national company, we are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes have been volatile over the past several years. The exclusion of the effects of foreign currency exchange, or what we refer to an amounts expressed “on a constant currency basis”, is a non-GAAP measure. We believe that this non-GAAP measure provides additional information that enables enhanced comparison to prior periods excluding the translation effects of changes in rates of foreign currency exchange and provides additional insight into the underlying performance of our operations located outside of the U.S. It should be noted that our presentation herein of amounts and percentage changes on a constant currency basis does not exclude the impact of foreign currency transaction gains and losses (that is, the impact of transactions denominated in other than the local currency of any of our subsidiaries in their local currency reported results).

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

Constant currency growth rates follow:

	Three Months Ended February 28, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.1%	0.3%	1.8%
EMEA	(7.2)%	(2.7)%	(4.5)%
Asia/Pacific	7.0%	(5.8)%	12.8%
Total Consumer	0.8%	(1.4)%	2.2%
Industrial segment:
Americas	1.9%	(1.4)%	3.3%
EMEA	0.5%	(12.2)%	12.7%
Asia/Pacific	6.7%	(3.2)%	9.9%
Total Industrial	2.2%	(3.7)%	5.9%
Total net sales	1.3%	(2.3)%	3.6%

Adjusted operating income:
Consumer segment	3.8%	(0.8)%	4.6%
Industrial segment	9.6%	(7.9)%	17.5%
Total adjusted operating income	5.4%	(2.8)%	8.2%
To present “constant currency” information for the fiscal year 2017 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2017 and are compared to the 2016 results, translated into U.S. dollars using the same 2017 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2016. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2016 or projected shares outstanding for fiscal year 2017, as appropriate.

Projection for Year Ending November 30, 2017
Percentage change in adjusted earnings per share	7% to 9%
Impact of foreign currency exchange	(2)%
Percentage change in adjusted earnings per share in constant currency	9% to 11%

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

The following table reconciles our EBITDA to our net income for the trailing twelve month periods ended February 28, 2017, February 29, 2016 and November 30, 2016:

	February 28, 2017	February 29, 2016	November 30, 2016
Net income	$472.4	$424.5	$472.3
Depreciation and amortization	110.6	107.4	108.7
Interest expense	56.6	54.3	56.0
Income tax expense	155.0	142.6	153.0
EBITDA	$794.6	$728.8	$790.0

Total debt	$1,693.1	$1,445.2	$1,447.2

Total debt to EBITDA	2.13	1.98	1.83

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2017	February 29, 2016

Net cash provided by operating activities	$44.3	$78.6
Net cash used in investing activities	(152.7)	(22.2)
Net cash provided by (used in) financing activities	110.2	(46.2)
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

Operating Cash Flow—Net cash provided by operating activities ("cash flow from operations") is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the three months ended February 28, 2017, cash flow from operations was $34.3 million lower than the same period of 2016. The decrease was mainly due to the timing of income tax payments and higher incentive compensation payments in 2017 compared to the prior year related to our fiscal year 2016 financial performance.
Investing Cash Flow—Net cash used in investing activities for the three months ended February 28, 2017, increased by $130.5 million over the prior year level due to the acquisition of a business and a higher level of capital expenditures in the 2017 period. During the first quarter of 2017, we spent $124.0 million to acquire the Giotti business (see note 2 of the accompanying financial statements for additional information with respect to this acquisition). We did not acquire any businesses in the first quarter of 2016. During the first three months of 2017, capital expenditures increased by $7.2 million over the 2016 level to $29.6 million. Capital expenditures for fiscal year 2017 are expected to be $170 million to $190 million.
Financing Cash Flow—Cash provided by financing activities was $110.2 million for the first quarter of 2017, as compared to $46.2 million of cash used in financing activities for the corresponding period in 2016. The primary drivers behind this $156.4 million change was the repayment of long term debt in the first quarter of 2016, partially offset by an increase of $34.9 million in cash used to repurchase common stock in 2017 versus the prior year level. During the first quarter of 2016, we paid off $200 million of 5.20% notes that matured in December 2015.
The following table outlines the activity in our share repurchase program for the three months ended February 28, 2017 and February 29, 2016:

	2017	2016
Number of shares of common stock repurchased	0.9	0.6
Dollar amount	$82.7	$47.8
As of February 28, 2017, $244 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.
During the three months ended February 28, 2017, we received proceeds of $8.2 million from exercised options compared to $7.8 million received in the comparable 2016 quarter. We increased dividends paid to $58.9 million for the first quarter of 2017 compared to $54.6 million of dividends paid in the same period last year. Dividends paid in the first quarter of 2017 were declared on November 29, 2016.
In accordance with our adoption of ASU 2016-09 (see note 1 of the accompanying financial statements for additional information), we are classifying amounts paid by us to taxing authorities when directly withholding shares associated with employees income tax withholding obligations on share-based awards as a financing activity in our cash flow statement for the three months ended February 28, 2017, and have restated the cash flow statement for the three months ended February 29, 2016 for retrospective application.

The following table presents the ratios of our total debt to EBITDA for the trailing twelve month periods ended February 28, 2017, February 29, 2016 and November 30, 2016:

	February 28, 2017	February 29, 2016	November 30, 2016
Total debt to EBITDA	2.13	1.98	1.83
Our ratio of total debt to EBITDA was 2.13 as of February 28, 2017 as compared to the ratios of 1.83 and 1.98 as of November 30, 2016 and February 29, 2016, respectively. The increase in the ratios from 1.83 as of November 30, 2016 to 2.13 as of February 28, 2017 is principally due to an increase in total debt associated with the funding, net of cash flow from operations for the first quarter of 2017, of our acquisition of Giotti, repurchases of common stock and payment of dividends. Special charges were $16.1 million, $36.7 million and $14.1 million for the twelve months ended February 28, 2017, February 29, 2016, and November 30, 2016. Those special charges reduced EBITDA and, accordingly, increased the ratios of total debt to EBITDA as of February 28, 2017, February 29, 2016 and November 30, 2016 shown in the preceding table by 0.04, 0.09, and 0.03, respectively.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 28, 2017, we temporarily used $146.2 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At February 29, 2016, we temporarily used $173.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2017 and February 29, 2016 were $665.7 million and $520.6 million, respectively. Total average debt outstanding for the three months ended February 28, 2017 and February 29, 2016 was $1,720.7 million and $1,575.6 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2017, the exchange rates for the Euro, the British pound sterling, the Chinese renminbi and the Polish zloty were lower than at February 29, 2016. At February 28, 2017, the exchange rates for the Canadian dollar and Australian dollar were higher than at February 29, 2016. At February 28, 2017, the exchange rate for the British pound sterling was lower than at November 30, 2016. At February 28, 2017, the exchange rates for the Euro, the Canadian dollar, the Australian dollar, the Chinese renminbi and the Polish zloty were higher than at November 30, 2016.
The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in interest rates and in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars. For the year ended November 30, 2016, net sales of our U.K. operations constituted 7% of our consolidated net sales. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.
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
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2017 of approximately $14 million. In 2016, we contributed $25.1 million of contributions in 2016, which included a $10 million voluntary contribution. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. In order to meet these cash requirements, we intend to use our existing cash, cash equivalents, and internally generated funds, to borrow under our existing credit facilities or under other short-term borrowing facilities, and, depending upon the significance of the cost of a particular acquisition to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits. We have a particular interest in businesses that meet the growing demand for flavor and health. In addition to bolt-on opportunities, we are seeking larger acquisitions. Geographically, our focus is on acquisitions that build scale where we currently have presence in developed and emerging markets.

As described in note 2 of the accompanying financial statements, we acquired Giotti during the three months ended February 28, 2017.

ACCOUNTING AND DISCLOSURE CHANGES

New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of the accompanying financial statements for further details of these impacts.

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
These and other forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to our reputation or brand name; loss of brand relevance; increased use of private label or other competitive products; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; our inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses; issues affecting our supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with our information technology systems, the threat of data breaches and cyber attacks; fundamental changes in tax law; volatility in our effective tax rate; climate change; infringement of our intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in our filings with the Securities and Exchange Commission.
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2016. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2016 fiscal year end.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2016 to December 31, 2016	CS – 0	$—	—	$301 million
	CSNV – 279,200	$92.06	279,200
January 1, 2017 to January 31, 2017	CS – 0	$—	—	$277 million
	CSNV – 265,222	$92.61	265,222
February 1, 2017 to February 28, 2017	CS – 58,587 (1)	$96.76	58,587	$244 million
	CSNV – 277,740	$96.40	277,740
Total	CS – 58,587	$96.76	58,587	$244 million
	CSNV – 822,162	$93.70	822,162

(1)
On February 9, 2017, we purchased 17,087 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $96.85 represented the closing price of the common shares on February 9, 2017.

As of February 28, 2017, $244 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2017, we issued 171,259 shares of CSNV in exchange for shares of CS and issued 89,742 shares of CS in exchange for shares of CSNV.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(3)	(i)	Articles of Incorporation and By-Laws
		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.
	(ii)	By-Laws
		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 29, 2016	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 29, 2016, File No. 1-14920, as filed with the Securities and Exchange Commission on November 30, 2016.

(4)	Instruments defining the rights of security holders, including indentures

(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

(i)
The 2001 Stock Option Plan, in which officers and certain other management employees participate, is set forth on pages 33 through 36 of McCormick’s definitive Proxy Statement dated February 15, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2001, and incorporated by reference herein.*

(ii)
2004 Directors’ Non-Qualified Stock Option Plan, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth in Exhibit B of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(iii)
Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(iv)
Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(v)	Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate.* Filed herewith

(vi)
The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(vii)
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick's Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013, as amended, which Amendment No. 1 is incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(viii)
Form of Long-Term Performance Plan Agreement, formerly known as the Mid-Term Incentive Plan, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(ix)
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

(xii)
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

(xiv)
Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(xv)
Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2017, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

March 28, 2017	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 28, 2017	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller