Form 10-Q
period 2017-05-31
MCCORMICK & CO INC
filed 2017-06-30
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)
		Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2017
Common Stock	11,208,140
Common Stock Non-Voting	113,389,116

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Net sales	$1,114.3	$1,063.3	$2,158.0	$2,093.5
Cost of goods sold	669.7	630.5	1,300.4	1,255.7
Gross profit	444.6	432.8	857.6	837.8
Selling, general and administrative expense	307.3	303.9	582.5	578.2
Special charges	4.7	3.9	8.3	5.5
Operating income	132.6	125.0	266.8	254.1
Interest expense	14.9	13.7	29.4	27.6
Other income, net	1.2	0.7	1.3	1.8
Income from consolidated operations before income taxes	118.9	112.0	238.7	228.3
Income taxes	27.3	25.9	60.6	57.2
Net income from consolidated operations	91.6	86.1	178.1	171.1
Income from unconsolidated operations	8.4	7.7	15.4	16.1
Net income	$100.0	$93.8	$193.5	$187.2
Earnings per share – basic	$0.80	$0.74	$1.55	$1.47
Average shares outstanding – basic	124.7	126.9	125.0	127.0
Earnings per share – diluted	$0.79	$0.73	$1.53	$1.46
Average shares outstanding – diluted	126.4	128.3	126.7	128.3
Cash dividends paid per share	$0.47	$0.43	$0.94	$0.86
Cash dividends declared per share	$0.47	$0.43	$0.47	$0.43
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Net income	$100.0	$93.8	$193.5	$187.2
Net income attributable to non-controlling interest	(0.3)	—	0.8	0.7
Other comprehensive income (loss):
Unrealized components of pension plans (including curtailment gains of $76.7 for the six months ended May 31, 2017)	1.1	1.8	87.6	9.5
Currency translation adjustments	69.9	38.2	85.0	13.0
Change in derivative financial instruments	(6.9)	(3.2)	(9.5)	(1.6)
Deferred taxes	1.6	(0.8)	(28.0)	(2.5)
Comprehensive income	$165.4	$129.8	$329.4	$206.3

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2017	May 31, 2016	November 30, 2016
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$130.0	$131.5	$118.4
Trade accounts receivables, net	429.7	399.6	465.2
Inventories, net
Finished products	362.5	343.8	336.3
Raw materials and work-in-process	417.3	395.8	420.0
	779.8	739.6	756.3
Prepaid expenses and other current assets	86.4	81.4	81.9
Total current assets	1,425.9	1,352.1	1,421.8
Property, plant and equipment	1,719.4	1,589.8	1,630.2
Less: accumulated depreciation	(1,015.6)	(952.7)	(960.8)
Property, plant and equipment, net	703.8	637.1	669.4
Goodwill	1,894.8	1,837.1	1,771.4
Intangible assets, net	489.0	410.2	424.9
Investments and other assets	358.6	371.1	348.4
Total assets	$4,872.1	$4,607.6	$4,635.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$656.2	$513.1	$390.3
Current portion of long-term debt	250.6	0.6	2.9
Trade accounts payable	453.1	366.2	450.8
Other accrued liabilities	441.5	389.6	578.7
Total current liabilities	1,801.4	1,269.5	1,422.7
Long-term debt	804.3	1,054.0	1,054.0
Other long-term liabilities	457.0	510.6	521.1
Total liabilities	3,062.7	2,834.1	2,997.8
Shareholders’ Equity
Common stock	409.3	402.1	409.7
Common stock non-voting	693.9	672.3	674.5
Retained earnings	1,074.2	1,069.8	1,056.8
Accumulated other comprehensive loss	(379.3)	(387.7)	(514.4)
Non-controlling interests	11.3	17.0	11.5
Total shareholders’ equity	1,809.4	1,773.5	1,638.1
Total liabilities and shareholders’ equity	$4,872.1	$4,607.6	$4,635.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2017	2016
Operating activities
Net income	$193.5	$187.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	58.1	53.0
Stock-based compensation	14.4	15.8
Income from unconsolidated operations	(15.4)	(16.1)
Changes in operating assets and liabilities	(85.1)	(43.7)
Dividends from unconsolidated affiliates	11.7	16.5
Net cash flow provided by operating activities	177.2	212.7
Investing activities
Acquisition of businesses (net of cash acquired)	(124.0)	(118.1)
Capital expenditures	(66.2)	(54.8)
Proceeds from sale of property, plant and equipment	0.4	1.5
Net cash flow used in investing activities	(189.8)	(171.4)
Financing activities
Short-term borrowings, net	264.0	373.8
Long-term debt repayments	(3.6)	(201.8)
Proceeds from exercised stock options	24.0	25.4
Taxes withheld and paid on employee stock awards	(5.4)	(3.5)
Purchase of minority interest	(1.2)	—
Common stock acquired by purchase	(135.8)	(100.8)
Dividends paid	(117.4)	(109.3)
Net cash flow provided by (used in) financing activities	24.6	(16.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(6.2)
Increase in cash and cash equivalents	11.6	18.9
Cash and cash equivalents at beginning of period	118.4	112.6
Cash and cash equivalents at end of period	$130.0	$131.5
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
The results of consolidated operations for the three and six month periods ended May 31, 2017 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2016.
As of November 30, 2016, we adopted Accounting Standards Update (ASU) No. 2015-03 Simplifying the Presentation of Debt Issuance Costs, which eliminated the prior requirement to recognize debt issuance costs as an asset and instead requires classification as a direct reduction from the carrying amount of the debt liability, and ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740), which, for entities with a classified balance sheet, eliminated the prior requirement to classify deferred tax assets and liabilities as current and non-current and instead requires the presentation of all deferred tax assets and liabilities as noncurrent. As a result, the accompanying condensed consolidated balance sheet as of May 31, 2016, has been restated to reflect the requirements of these newly adopted standards.
Accounting Pronouncement Adopted in 2017
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified, together with other income tax cash flows, as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new guidance is effective for the first quarter of our fiscal year ending November 30, 2018, with early adoption permitted.
We have elected to early adopt ASU No. 2016-09 effective December 1, 2016 on a prospective basis, where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $7.0 million and $8.6 million in the income taxes line item of our consolidated income statement for the three and six months ended May 31, 2017, respectively, related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statements for periods beginning after November 30, 2016, where these benefits are classified, together with other income tax cash flows, as an operating activity.

•
We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

•
At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for the six months ended May 31, 2017. ASU No. 2016-09 requires that this cash flow presentation be made retrospectively and our cash flow statement for the six months ended May 31, 2016 has been restated accordingly.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended May 31, 2017.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted as of the beginning of an annual reporting period for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2021. Early adoption is permitted for all entities for annual and interim goodwill impairment testing dates after January 1, 2017. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)—Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. In addition, in 2016, we entered into a 15-year lease for a headquarters building, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (Topic 330). This guidance is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. It will be effective for the first quarter of our fiscal year ending November 30, 2018, and early adoption is permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve—and converge with international standards—the financial reporting requirements for revenue from contracts with customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. Early adoption is permitted for all entities, but not before the original effective date for public business entities (that is, annual reporting periods beginning after December 15, 2016 or our fiscal year ending November 30, 2018). We do not expect to early adopt this new accounting pronouncement. In preparation for our adoption of the new standard in our fiscal year ending November 30, 2019, we have obtained representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a prospective or retrospective basis in the first quarter of our fiscal year ending November 30, 2019.

2.	ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits.
On May 5, 2017, we purchased the remaining 15% ownership interest in our joint venture, Kohinoor Specialty Foods India Private Limited (Kohinoor) in India for a cash payment of $1.6 million, of which $1.2 million was paid in May and the balance is expected to be paid in the fourth quarter of 2018. In September 2011, when we originally entered this joint venture, we invested $113.0 million for an 85% interest in Kohinoor. In conjunction with our purchase of the 15% minority interest in the second quarter of 2017, we have eliminated the minority interest in Kohinoor and recorded an adjustment of $0.6 million in retained earnings of our stockholders' equity section of our consolidated balance sheet. The $1.2 million payment is reflected in the financing activities section of our consolidated cash flow statement for the six months ended May 31, 2017.
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $124.0 million (net of cash acquired of $1.2 million), subject to certain post-closing adjustments. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products. A preliminary valuation of the acquired net assets of Giotti resulted in $1.3 million allocated to net tangible assets acquired, $9.8 million allocated to indefinite lived brand asset, $38.0 million allocated to definite lived intangible assets with a weighted-average life of 11.9 years and $74.9 million allocated to goodwill. Goodwill related to the Giotti acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging the customer intimacy and value-added flavor solutions we provide to our industrial customers to Giotti’s relationships with industrial customers of their flavors solutions and extracts, as well as from expected synergies from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The preliminary valuation, based on a comparison of acquisitions of similar industrial businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Giotti acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Giotti in the fourth quarter of 2017. Giotti has been included in our industrial segment since its acquisition. During the six months ended May 31, 2017, we recorded $2.1 million in transaction-related expenses associated with this acquisition. Due to the estimated impact of financing, acquisition and integration costs, we do not expect the operating income contribution of Giotti to be significant to our overall results for 2017.

On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $116.2 million, net of cash acquired of $3.3 million and after closing adjustments, and was financed with a combination of cash and short-term borrowings. That purchase price reflects a $1.9 million favorable net working capital adjustment that was received in the third quarter of 2016. During the second quarter of 2017, we completed the final valuation of the Gourmet Garden acquisition which resulted in the following changes from the preliminary valuation to the acquired assets and liabilities: (i) the indefinite-lived brand asset increased by $7.3 million to $27.6 million; (ii) definite-lived intangible assets increased by $4.7 million to $18.9 million (with a weighted average life of 14.2 years); (iii) net tangible assets (net of liabilities assumed, including the deferred tax liabilities associated with identified intangible assets) acquired decreased by $4.4 million to $16.0 million; (iv) goodwill decreased by $7.6 million to $53.7 million. There was no material change to amortization expense as a result of these changes in the final valuation. Goodwill related to the Gourmet Garden acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for herbs, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component was not material to its overall business in 2016. Beginning in 2017, the industrial component of Gourmet Garden is being reflected as a component of our industrial segment.

For the second quarter of 2017, Gourmet Garden and Giotti added $15.9 million and $18.5 million, respectively, to our sales. For the six months ended May 31, 2017, Gourmet Garden and Giotti added $32.5 million and $29.6 million, respectively, to our sales. Due to financing, acquisition and integration costs, the aggregate incremental operating income contributed by

Gourmet Garden and Giotti was not significant to our overall results for the three and six months ended May 31, 2017. Proforma financial information for these acquisitions has not been presented because the financial impact is not material.

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

During the three months ended May 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $4.5 million related to third party expenses incurred associated with our evaluation of changes to our global processes, capabilities and operating model to provide a scalable platform for future growth and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our Europe, Middle East and Africa (EMEA) region (which is more fully described below). These charges were partially offset by a $0.7 million net credit recorded in the second quarter related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines. During the six months ended May 31, 2017, we recorded $8.3 million of special charges, consisting primarily of $5.5 million related to third party expenses incurred associated with our evaluation of changes to our global processes, capabilities and operating model previously described; $1.9 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017; and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.4 million net credit recorded during the six months ended May 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

Of the $8.3 million in special charges recorded during the six months ended May 31, 2017, approximately $4.5 million were paid in cash and $0.5 million represented a non-cash asset impairment, with the remaining accrual expected to be substantially paid in 2017.

In addition to the amounts recognized in the first six months of 2017, we expect to incur additional special charges during the balance of 2017 of $11.5 million, consisting of $6.4 million of additional third party expenses associated with our evaluation of changes to our global processes, capabilities and operating model to provide a scalable platform for future growth, $2.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, and approximately $3.1 million for other streamlining actions approved by our Management Committee and more fully described in our Annual Report on Form 10-K for the year ended November 30, 2016. These other streamlining actions include: (1) the write-off of the foreign currency translation adjustment, which is included as a component of other comprehensive income, associated with our former consolidated joint venture in South Africa, which we exited in late 2016, upon its liquidation; (2) other costs associated with the planned exit of two leased manufacturing facilities in Singapore and Thailand; and (3) other amounts associated with the EMEA reorganization plans initiated in 2015.

During the three months ended May 31, 2016, we recorded $3.9 million of special charges, consisting of $2.0 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.5 million for employee severance and related costs associated with our North America effectiveness initiative and $0.4 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines. During the six months ended May 31, 2016, we recorded $5.5 million of special charges, consisting of $3.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.7 million for employee severance and related costs associated with our North America effectiveness initiative and $0.7 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines. All of these are a continuation of actions that were initiated in 2015.

The following is a breakdown of special charges by business segments for the three and six months ended May 31, 2017 and 2016 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Consumer segment	$3.0	$3.5	$5.5	$4.8
Industrial segment	1.7	0.4	2.8	0.7
Total special charges	$4.7	$3.9	$8.3	$5.5

All balances associated with our special charges are included in other accrued liabilities in our consolidated balance sheet.

In 2015, we initiated projects to enhance organization efficiency and streamline processes in EMEA in order to support our competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to our shared services center in Poland. These projects were continued in 2016 and 2017.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans that were initiated in 2015 for the six months ended May 31, 2017 and 2016 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2016	$10.5	$0.5	$11.0
Special charges	—	0.5	0.5
Cash paid	(2.5)	(0.5)	(3.0)
Impact of foreign exchange	0.5	0.1	0.6
Balance as of May 31, 2017	$8.5	$0.6	$9.1

Balance as of November 30, 2015	$16.2	$0.6	$16.8
Special charges	1.3	1.8	3.1
Cash paid	(3.8)	(1.9)	(5.7)
Impact of foreign exchange	0.6	—	0.6
Balance as of May 31, 2016	$14.3	$0.5	$14.8

4.	GOODWILL
The changes in the carrying amount of goodwill by segment for the six months ended May 31, 2017 and 2016 were as follows (in millions):

	2017		2016
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,608.3	$163.1	$1,587.7	$171.6
Changes in preliminary purchase price allocation	(7.7)	—	(4.2)	—
Increases in goodwill from acquisitions	—	74.9	63.2	—
Foreign currency fluctuations	49.1	7.1	20.3	(1.5)
Balance as of end of May	$1,649.7	$245.1	$1,667.0	$170.1

5.	FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

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

During the second quarter of 2017, we entered into a 364-day $250 million revolving credit facility, which will support our commercial paper program and expire in March 2018. The pricing for the credit facility, on a fully drawn basis, is LIBOR plus 0.75%.

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
From time to time, we enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At May 31, 2017, the notional value of these contracts was $113.5 million. During the three and six months ended May 31, 2017, we recognized gains of $5.0 million and $2.3 million, respectively, on the change in fair value of these contracts, which was offset by losses of $5.4 million and $2.9 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

During the three and six months ended May 31, 2017, we entered into a total of $75 million and $150 million, respectively, of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $150 million of fixed rate notes by December 2017. The weighted average fixed rate of these agreements is 2.45% and is based upon the applicable U.S. LIBOR swap rate at the inception of each agreement. We intend to cash settle these agreements upon issuance of the notes. If the applicable U.S. LIBOR swap rate increases at the time of settlement of the agreements, we will receive a one-time cash payment from the counterparties. If the applicable U.S. LIBOR swap rate decreases at the time of settlement of the agreements, we will make a one-time cash payment to the counterparties. We have designated these forward starting interest rate swap agreements, which expire on December 15, 2017, as cash flow hedges. Amounts associated with these agreements, including the related mark-to-market prior to settlement, will be deferred in other comprehensive income; upon settlement, any gain or loss realized will be amortized over the life of the fixed rate notes as a component of interest expense.
As of May 31, 2017, the maximum time frame for our foreign exchange forward contracts is 6 months.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$250.0	$3.7
Foreign exchange contracts	Other current assets	193.9	3.2	Other accrued liabilities	160.7	3.2
Total			$3.2			$6.9

As of May 31, 2016	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$3.0	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	155.2	3.7	Other accrued liabilities	72.4	1.5
Total			$6.7			$1.5

As of November 30, 2016	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$1.2
Foreign exchange contracts	Other current assets	204.3	4.9	Other accrued liabilities	244.9	5.4
Total			$4.9			$6.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six month periods ended May 31, 2017 and 2016 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2017	Three months ended May 31, 2016	Six months ended May 31, 2017	Six months ended May 31, 2016
Interest rate contracts	Interest expense	$0.2	$0.3	$0.5	$0.9

Three months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2017	2016	Hedged item		2017	2016
Foreign exchange contracts	Other income, net	$5.0	$—	Intercompany loans	Other income, net	$(5.4)	$—

Six months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2017	2016	Hedged item		2017	2016
Foreign exchange contracts	Other income, net	$2.3	$—	Intercompany loans	Other income, net	$(2.9)	$—

Cash Flow Hedges
Three months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2017	2016		2017	2016
Interest rate contracts	$(3.0)	$—	Interest expense	$—	$—
Foreign exchange contracts	(1.4)	(2.2)	Cost of goods sold	0.7	1.8
Total	$(4.4)	$(2.2)		$0.7	$1.8

Six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2017	2016		2017	2016
Interest rate contracts	$(3.2)	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	(1.8)	(0.1)	Cost of goods sold	1.8	3.1
Total	$(5.0)	$(0.1)		$1.7	$3.0

For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $0.6 million as an increase to earnings. The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$130.0	$130.0	$—	$—
Insurance contracts	113.0	—	113.0	—
Bonds and other long-term investments	9.2	9.2	—	—
Foreign currency derivatives	3.2	—	3.2	—
Total	$255.4	$139.2	$116.2	$—
Liabilities
Foreign currency derivatives	$3.2	$—	$3.2	$—
Interest rate derivatives	2.4	—	2.4	—
Total	$5.6	$—	$5.6	$—

		May 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$131.5	$131.5	$—	$—
Insurance contracts	103.4	—	103.4	—
Bonds and other long-term investments	9.5	9.5	—	—
Interest rate derivatives	3.0	—	3.0	—
Foreign currency derivatives	3.7	—	3.7	—
Total	$251.1	$141.0	$110.1	$—
Liabilities
Foreign currency derivatives	$1.5	$—	$1.5	$—
Contingent consideration related to D&A acquisition	29.6	—	—	29.6
Total	$31.1	$—	$1.5	$29.6

		November 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$118.4	$118.4	$—	$—
Insurance contracts	106.0	—	106.0	—
Bonds and other long-term investments	10.2	10.2	—	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$239.5	$128.6	$110.9	$—
Liabilities
Foreign currency derivatives	$5.4	$—	$5.4	$—
Interest rate derivatives	1.2	—	1.2	—
Contingent consideration related to D&A acquisition	28.9	—	—	28.9
Total	$35.5	$—	$6.6	$28.9
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
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at May 31, 2017, May 31, 2016 and November 30, 2016 (in millions):

	May 31, 2017	May 31, 2016	November 30, 2016
Carrying amount	$1,054.9	$1,054.6	$1,056.9
Fair value	1,116.3	1,142.5	1,118.3

The acquisition-date fair value of the liability for contingent consideration related to our acquisition of Drogheria & Alimentari (D&A) in May 2015 was approximately $27.7 million (€25.2 million). The fair value of the liability both at acquisition and as of each reporting period prior to May 31, 2017, was estimated using a discounted cash flow technique applied to the expected payout with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the calendar 2017 earn-out period, adjusted for expectations of the amounts and ultimate resolution of likely disputes to be raised by the seller and by us as provided in the purchase agreement, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, have been recognized in income on a quarterly basis as of each reporting period prior to May 31, 2017. In the second quarter of 2017, we reached agreement with the sellers to settle the contingent consideration liability prior to its contractual term for approximately $29.3 million (€26.1 million) with payment to be made in the third quarter of 2017. Accordingly, during the three months ended May 31, 2017, we recognized a $1.6 million gain on settlement in selling, general and administrative expense in our consolidated income statement. As of May 31, 2017, the contingent consideration liability related to our acquisition of D&A is no longer subject to fair value measurement and is reflected at the agreed settlement amount of $29.3 million in other accrued liabilities in our consolidated balance sheet.
The change in fair value of our Level 3 liabilities, which relates solely to the contingent consideration related to our acquisition of D&A, for the six months ended May 31, 2017 and 2016 is summarized as follows (in millions):

	Beginning of year	Changes in fair value including accretion	Impact of foreign currency	Effect of agreed upon settlement	Balance as of end of period
Six months ended May 31, 2017	$28.9	$0.3	$1.7	$(30.9)	$—
Six months ended May 31, 2016	$27.1	$1.0	$1.5	$—	$29.6

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

During the first quarter of 2017, we made the following significant changes to our employee benefit and retirement plans:

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

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $77.7 million, which principally consist of curtailment gains of $76.7 million, and are included in our Consolidated Statement of Comprehensive Income for the six months ended May 31, 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the six months ended May 31, 2017, are also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, 2017 and 2016 (in millions):

	United States		International
	2017	2016	2017	2016
Defined benefit plans
Service cost	$3.4	$5.4	$1.3	$1.8
Interest costs	7.7	8.3	2.5	2.9
Expected return on plan assets	(10.3)	(10.2)	(3.7)	(4.2)
Amortization of prior service costs	—	—	0.1	0.1
Amortization of net actuarial losses	1.3	3.2	1.0	1.1
Total pension expense	$2.1	$6.7	$1.2	$1.7

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31, 2017 and 2016 (in millions):

	United States		International
	2017	2016	2017	2016
Defined benefit plans
Service cost	$7.3	$10.8	$2.8	$3.5
Interest costs	15.7	16.6	5.0	5.8
Expected return on plan assets	(20.5)	(20.3)	(7.4)	(8.3)
Amortization of prior service costs	—	—	0.6	0.2
Amortization of net actuarial losses	3.2	6.3	2.0	2.1
Total pension expense	$5.7	$13.4	$3.0	$3.3

During the six months ended May 31, 2017 and 2016, we contributed $8.5 million and $9.6 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2016 were $25.1 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Other postretirement benefits
Service cost	$0.7	$0.6	$1.4	$1.4
Interest costs	0.9	1.0	1.8	1.9
Amortization of (gains)/losses	(0.1)	0.1	(0.1)	—
Total other postretirement expense	$1.5	$1.7	$3.1	$3.3

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Stock-based compensation expense	$10.3	$12.8	$14.4	$15.8
Our 2017 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2016 annual grant. The weighted-average grant-date fair value of an option granted in 2017 was $17.61 and in 2016 was $17.50 as calculated under a lattice pricing model. Substantially all of the options granted vest ratably over a three-year period or upon retirement. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2017	2016
Risk-free interest rates	0.9 - 2.4%	0.5 - 1.9%
Dividend yield	1.9%	1.7%
Expected volatility	18.7%	18.7%
Expected lives (in years)	7.6	7.6
The following is a summary of our stock option activity for the six months ended May 31, 2017 and 2016:

	2017		2016
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.9	$66.00	4.8	$59.20
Granted	0.6	98.07	0.7	99.92
Exercised	(0.5)	49.64	(0.4)	48.90
Outstanding at end of the period	5.0	$71.36	5.1	$65.85
Exercisable at end of the period	3.9	$64.79	3.5	$56.60
As of May 31, 2017, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $163.5 million and for options currently exercisable was $154.3 million. The total intrinsic value of all options exercised during the six months ended May 31, 2017 and 2016 was $24.4 million and $18.0 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2017 and 2016:

	2017		2016
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	267	$80.08	270	$71.03
Granted	130	94.66	104	96.59
Vested	(118)	80.62	(94)	72.21
Forfeited	(10)	89.83	(6)	78.64
Outstanding at end of period	269	$86.54	274	$81.42

The following is a summary of our LTPP activity for the six months ended May 31, 2017 and 2016:

	2017		2016
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	201	$78.10	192	$70.94
Granted	78	89.96	108	86.40
Vested	(43)	69.04	(18)	64.74
Forfeited	—	—	(1)	74.02
Outstanding at end of period	236	$83.63	281	$77.28

9.	INCOME TAXES

Income taxes for the three months ended May 31, 2017 included $8.3 million of discrete tax benefits consisting of the following: (i) $7.0 million related to excess tax benefits associated with share-based compensation, and (ii) and the reversal of unrecognized tax benefits and related interest of $1.3 million associated with the expiration of a statute of limitation in a non-US jurisdiction.

Income taxes for the six months ended May 31, 2017 included $10.7 million of discrete tax benefits consisting of the following: (i) $8.6 million related to excess tax benefits associated with share-based compensation, and (ii) the reversal of unrecognized tax benefits and related interest of $2.2 million associated with the expiration of statute of limitations in various jurisdictions, less (iii) a net detriment of $0.1 million resulting from the revaluation of deferred tax assets related to legislation enacted in our first quarter.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and six months ended May 31, 2017.

Income taxes for the three months ended May 31, 2016 included $6.9 million of discrete tax benefits primarily consisting of the following: (i) a reversal of a valuation allowance on an international deferred tax asset of $6.4 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; and (ii) the reversal of unrecognized tax benefits and related interest of $0.2 million associated with the expiration of a statute of limitation in a non-U.S. jurisdiction. Income taxes for the six months ended May 31, 2016 included $10.7 million of discrete tax benefits, consisting of the following: (i) the valuation allowance reversal in the amount of $6.4 million described above; (ii) recognition of the tax year 2015 research tax credit of $2.4 million related to new legislation enacted in our first quarter of fiscal 2016; (iii) the reversal of unrecognized tax benefits and related interest of $0.9 million associated with the expiration of statute of limitations in various jurisdictions; and (iv) a $1.0 million revaluation of a deferred tax liability related to legislation enacted in our first quarter reducing the statutory tax rate for a non-U.S. jurisdiction.

As of May 31, 2017, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Average shares outstanding – basic	124.7	126.9	125.0	127.0
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.7	1.4	1.7	1.3
Average shares outstanding – diluted	126.4	128.3	126.7	128.3

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2017 and 2016 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Anti-dilutive securities	0.4	0.5	0.9	0.3

The following table sets forth the common stock activity for the three and six months ended May 31, 2017 and 2016 under the Company’s stock option and employee stock purchase plans and the repurchases of common stock under its stock repurchase program (in millions):

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Shares issued, net of shares withheld for taxes, under stock option, RSUs, LTPP and employee stock purchase plans	0.4	0.4	0.6	0.5
Shares repurchased in connection with the stock repurchase program	0.5	0.5	1.4	1.1
As of May 31, 2017, $191.3 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	May 31, 2017	May 31, 2016	November 30, 2016
Foreign currency translation adjustment	$(214.4)	$(193.7)	$(299.4)
Unrealized gain on foreign currency exchange contracts	(0.7)	0.4	3.9
Fair value of interest rate swaps (excluding settled interest rate swaps)	(1.9)	—	—
Unamortized value of settled interest rate swaps	2.4	1.9	2.4
Pension and other postretirement costs	(164.7)	(196.3)	(221.3)
Accumulated other comprehensive loss	$(379.3)	$(387.7)	$(514.4)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and six months ended May 31, 2017 and 2016 (in millions):

	Three months ended May 31,		Six months ended May 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2017	2016
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$—	$—	$0.1	$0.1	Interest expense
Foreign exchange contracts	(0.7)	(1.8)	(1.8)	(3.1)	Cost of goods sold
Total before tax	(0.7)	(1.8)	(1.7)	(3.0)
Tax effect	0.2	0.4	0.5	0.7	Income taxes
Net, after tax	$(0.5)	$(1.4)	$(1.2)	$(2.3)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$0.1	$0.6	$0.2	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	2.2	4.4	5.1	8.4	SG&A expense/ Cost of goods sold
Total before tax	2.3	4.5	5.7	8.6
Tax effect	(0.8)	(1.5)	(2.0)	(2.9)	Income taxes
Net, after tax	$1.5	$3.0	$3.7	$5.7

(1) This accumulated other comprehensive income component is included in the computation of total pension expense (refer to note 7 for additional details).

12.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “Drogheria & Alimentari”, “Stubb's”, and “Gourmet Garden”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
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

	Consumer	Industrial	Total
		(in millions)
Three months ended May 31, 2017
Net sales	$656.4	$457.9	$1,114.3
Operating income excluding special charges	91.3	46.0	137.3
Income from unconsolidated operations	6.7	1.7	8.4

Three months ended May 31, 2016
Net sales	$641.8	$421.5	$1,063.3
Operating income excluding special charges	86.4	42.5	128.9
Income from unconsolidated operations	6.2	1.5	7.7

Six months ended May 31, 2017
Net sales	$1,295.0	$863.0	$2,158.0
Operating income excluding special charges	189.2	85.9	275.1
Income from unconsolidated operations	13.2	2.2	15.4

Six months ended May 31, 2016
Net sales	$1,275.6	$817.9	$2,093.5
Operating income excluding special charges	180.7	78.9	259.6
Income from unconsolidated operations	13.8	2.3	16.1

A reconciliation of operating income excluding special charges (which we use to measure segment profitability) to operating income is as follows (in millions):

	Consumer	Industrial	Total
Three months ended May 31, 2017
Operating income	$88.3	$44.3	$132.6
Add: Special charges	3.0	1.7	4.7
Operating income excluding special charges	$91.3	$46.0	$137.3

Three months ended May 31, 2016
Operating income	$82.9	$42.1	$125.0
Add: Special charges	3.5	0.4	3.9
Operating income excluding special charges	$86.4	$42.5	$128.9

Six months ended May 31, 2017
Operating income	$183.7	$83.1	$266.8
Add: Special charges	5.5	2.8	8.3
Operating income excluding special charges	$189.2	$85.9	$275.1

Six months ended May 31, 2016
Operating income	$175.9	78.2	$254.1
Add: Special charges	4.8	0.7	5.5
Operating income excluding special charges	$180.7	78.9	259.6

13. SUBSEQUENT EVENT

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

On June 27, 2017, our Management Committee approved a three-year initiative during which we expect to execute significant change to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as McCormick Global Enablement (MGE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are still finalizing the details of our MGE operating model, we expect the cost of the MGE initiative-to be recognized as “Special charges” in our consolidated income statement over its expected three-year course-to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that two-thirds will be attributable to employee severance and related benefit payments and one-third will be attributable to cash payments associated with related costs of MGE implementation and transition, including outside consulting and other costs directly related to the initiative. We currently anticipate that approximately $2 million and $7 million of special charges related to the MGE initiative will be incurred in the third quarter and second half of 2017, respectively. The MGE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

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
Business profile
We are a global leader in flavor, with the manufacturing, marketing and distribution of spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers and the foodservice business. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. In fiscal year 2016, 42% of our sales were outside of the United States. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico.
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
Base business—In 2016, we increased our investment in brand marketing by 35% over the 2011 level and we plan a further increase in 2017. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products. Digital marketing reached 46% of our total advertising expense in 2016, which is double the percentage from 2011.
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
For industrial customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a solid pipeline of flavor solutions aligned with our customers’ new product launch plans, many of which include “better-for-you” innovation. With over 20 product innovation centers around the world, we are supporting the growth of our brands and those of our industrial customers with products that appeal to local consumers.
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
In 2017, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2016, on our sales and earnings. In 2017, sales are projected to grow 4% to 6%, which includes an estimated 1% impact from unfavorable foreign currency exchange rates. On a constant currency basis, sales are projected to grow 5% to 7%.
Led by CCI, we expect to reach cost savings of at least $100 million in 2017, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the mid-single digit range and we expect to offset most of this impact with our pricing actions. For 2017, we plan to increase brand marketing at a mid- to high-single digit rate.
Diluted earnings per share was $3.69 in 2016. Earnings per share for 2017 are projected to range from $3.94 to $4.02. Excluding the earnings per share impact of special charges of $0.09 in 2016, adjusted diluted earnings per share was $3.78 in 2016. Adjusted diluted earnings per share (excluding an estimated $0.11 impact from special charges expected to be recorded in 2017) are projected to be $4.05 to $4.13 in 2017. On a constant currency basis, we expect adjusted diluted earnings per share in 2017 to grow 9% to 11% over adjusted diluted earnings per share of $3.78 in 2016. We expect this growth rate to be mainly driven by increased adjusted operating income.
RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Net sales	$1,114.3	$1,063.3	$2,158.0	$2,093.5
Percent increase	4.8%	3.8%	3.1%	2.9%
Gross profit	$444.6	$432.8	$857.6	$837.8
Gross profit margin	39.9%	40.7%	39.7%	40.0%

Sales for the second quarter of 2017 increased by 4.8% from the prior year level and by 7.2% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Sales in the second quarter of 2017 increased in both our consumer and industrial segments as the incremental impact of acquisitions added 2.7%, pricing actions added 2.5% and higher volume and product mix increased sales by 2.0%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.4% compared to the year ago quarter and is excluded from our measure of sales growth of 7.2% on a constant currency basis.
Sales for the six months ended May 31, 2017 increased by 3.1% from the prior year level and by 5.5% on a constant currency basis. For the six months ended May 31, 2017, sales increased over the prior year in both our consumer and industrial segments as the incremental impact of acquisitions added 2.7%, pricing actions added 2.3% and higher volume and product mix increased sales by 0.5%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.4% compared to the same period in 2016 and is excluded from our measure of sales growth of 5.5% on a constant currency basis.

Gross profit for the second quarter of 2017 increased by $11.8 million, or 2.7%, over the comparable period in 2016. Gross profit for the six months ended May 31, 2017 increased by $19.8 million, or 2.4% over the comparable period in 2016. Our gross profit margins for the three and six months ended May 31, 2017 were 39.9% and 39.7%, respectively, a decline of 80 basis points and 30 basis points, respectively, from the same periods in 2016. These margin decreases for both the quarter and year-to-date period were primarily due to material cost inflation, including unfavorable foreign currency effects. We were able to offset most of the material cost increases with price increases on a dollar basis, however, the net effect of these two factors had a negative impact on gross margin percentage for both the second quarter and first half of 2017, as compared to the 2016 periods.

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Selling, general & administrative expense (SG&A)	$307.3	$303.9	$582.5	$578.2
Percent of net sales	27.6%	28.6%	27.0%	27.6%
SG&A as a percent of net sales decreased by 100 basis points from the year ago quarter to 27.6% in the second quarter of 2017. SG&A as a percent of net sales decreased by 60 basis points from the year ago period to 27.0% for the six months ended May 31, 2017. The decrease in SG&A as a percent of net sales in the second quarter and first half of 2017 was principally attributable to lower pension expense and the $1.6 million settlement gain realized on our early settlement of the D&A contingent consideration liability in the second quarter of 2017 as well as to sharply lower acquisition-related costs, all as compared to same periods for 2016. Those lower acquisition-related costs were primarily the result of costs associated with our investigation in 2016 of a large potential acquisition in the U.K. that we ultimately declined to pursue. Brand marketing costs were higher by $0.5 million and $3.8 million for the second quarter of 2017 and first half of 2017 as compared to the same periods for 2016.

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Special charges	$4.7	$3.9	$8.3	$5.5

During the three months ended May 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $4.5 million related to third party expenses incurred associated with our evaluation of changes to our global processes, capabilities and operating model to provide a scalable platform for future growth and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.7 million net credit recorded in the second quarter related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines. During the six months ended May 31, 2017, we recorded $8.3 million of special charges, consisting primarily of $5.5 million related to third party expenses incurred associated with our evaluation of changes to our global processes, capabilities and operating model previously described; $1.9 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.4 million net credit recorded during the six months ended May 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

During the three months ended May 31, 2016, we recorded $3.9 million of special charges, consisting of $2.0 million related to additional organization and streamlining actions associated with our consumer business in our EMEA region, $1.5 million for additional organization and streamlining actions associated with our North America effectiveness initiative and $0.4 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, all of which were initiated in 2015. During the six months ended May 31, 2016, we recorded $5.5 million of special charges, consisting of $3.1 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.7 million for employee severance and related costs associated with our North America effectiveness initiative and $0.7 million for other exit costs related to the discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Interest expense	$14.9	$13.7	$29.4	$27.6
Other income, net	1.2	0.7	1.3	1.8
Interest expense was higher in the three and six months ended May 31, 2017, compared to the same periods of the prior year, due to an increase in average total borrowings as well as to higher short-term interest rates. The increase in other income, net, for the three months ended May 31, 2017 was principally the result of higher interest income as compared to the second quarter of 2016. The decrease in other income, net, for the six months ended May 31, 2017 was principally the result of lower non-operating foreign currency transaction gains than recognized in the same period in 2016.

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Income from consolidated operations before income taxes	$118.9	$112.0	$238.7	$228.3
Income taxes	27.3	25.9	60.6	57.2
Effective tax rate	23.0%	23.1%	25.4%	25.1%
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
Income tax expense for the three and six months ended May 31, 2017 included net discrete tax benefits of $8.3 million and $10.7 million, respectively (including $7.0 million and $8.6 million, respectively, of excess tax benefits associated with share-based payments to employees). Income tax expense for the three and six months ended May 31, 2016 included net discrete tax benefits of $6.9 million and $10.7 million, respectively (including $6.4 million related to the reversal of a valuation allowance on a deferred tax asset in both the three and six month periods and $2.4 million recognized in the six-month period associated with the recognition of the 2015 research tax credit related to legislation enacted in the first quarter of our fiscal 2016). See note 9 of the accompanying financial statements for a further description of these discrete items.
Absent additional discrete items for the remainder of the year, we expect an annual effective tax rate in 2017 of approximately 28%.

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
Income from unconsolidated operations	$8.4	$7.7	$15.4	$16.1
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, increased by $0.7 million for the three months ended May 31, 2017, as compared to the year-ago period, due to improved performance of one of our joint ventures in India, following losses in the year ago period, that more than offset an approximate 5% decline in income from our principal joint venture in Mexico due to the unfavorable impact of foreign currency. For the six months ended May 31, 2017, income from unconsolidated operations decreased by $0.7 million, as a decline in income from our principal joint venture in Mexico was partially offset by the previously described return to profitability of our Indian joint venture. Income of our joint venture in Mexico declined approximately 20% for the six months ended May 31, 2017 due to the unfavorable impact of foreign currency, despite growing sales at a high single-digit rate in local currency as compared to the first six months of 2016. We anticipate income from unconsolidated operations to be unfavorably impacted by foreign currency headwinds throughout the remainder of 2017.
The following table outlines the major components of the change in diluted earnings per share from 2016 to 2017:

	Three months ended May 31,	Six months ended May 31,
2016 Earnings per share – diluted	$0.73	$1.46
Increase in special charges	(0.01)	(0.01)
Increase in operating income	0.05	0.09
Increase in interest expense/other income, net	—	(0.01)
Impact of income from unconsolidated operations	0.01	(0.01)
Impact of income tax rate	—	(0.01)
Impact of lower shares outstanding	0.01	0.02
2017 Earnings per share – diluted	$0.79	$1.53

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. See note 12 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income.

CONSUMER SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
(in millions)
Net sales	$656.4	$641.8	$1,295.0	$1,275.6
Percent increase	2.3%	7.0%	1.5%	4.5%
Operating income, excluding special charges	$91.3	$86.4	$189.2	$180.7
Operating income margin, excluding special charges	13.9%	13.5%	14.6%	14.2%
In the second quarter of 2017, sales of our consumer segment increased by 2.3%, as compared to the second quarter of 2016, and increased by 4.1% on a constant currency basis. The incremental impact of the Gourmet Garden acquisition, completed in April 2016, added 1.6% to consumer segment sales in the second quarter of 2017. Pricing actions, taken in response to higher material costs, and slightly higher volume and product mix added 2.4% and 0.1%, respectively, to sales in the second quarter of 2017 compared to the same period last year. In addition, sales in the quarter reflected an unfavorable impact from foreign currency rates that reduced consumer segment sales by 1.8% compared to the year ago quarter and is excluded from our measure of sales growth of 4.1% on a constant currency basis
In the Americas, consumer sales rose 4.8% in the second quarter of 2017 as compared to the second quarter of 2016 and rose by 5.1% on a constant currency basis. Pricing actions added 3.0% to sales for the quarter, while higher volume and product mix increased sales by 0.4%.The incremental impact of the Gourmet Garden acquisition added 1.7% to sales for the second quarter of 2017. Pricing actions that were taken in response to commodity cost increases had the expected unfavorable elasticity impacts in our volume and product mix. However, despite those unfavorable impacts, higher volume and product mix increased sales by 0.4% in the second quarter of 2017 driven by expanded distribution, innovation and strength in our Grill Mates and Gourmet product lines. In addition to these factors, the unfavorable impact of foreign currency rates decreased sales by 0.3% in the quarter and is excluded from our measure of sales growth of 5.1% on a constant currency basis.

In the EMEA region, consumer sales decreased 9.2% in the second quarter of 2017 as compared to the second quarter of 2016 and decreased 4.8% on a constant currency basis. Pricing actions added 0.7% to net sales and the incremental impact of our 2016 acquisition of Gourmet Garden added 0.2% to sales in the second quarter of 2017. These factors were offset by a 5.7% decline in volume and product mix. As in the first quarter of 2017, the largest decrease was in the U.K. where a challenging retail market continues to adversely impact sales. This included a reduction in the number of Schwartz brand products by a large U.K. retailer, which has been rationalizing its portfolio to gain space for general merchandise. Several other markets in EMEA also experienced declines in volume and product mix in the second quarter of 2017, as compared to the same period in 2016. In addition, an unfavorable impact from foreign currency rates reduced sales by 4.4% compared to the year-ago period and is excluded from our measure of decline in sales of 4.8% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 10.0% in the second quarter of 2017 and increased by 14.6% on a constant currency basis. The incremental impact of our 2016 acquisition of Gourmet Garden added 3.6% to sales in the second quarter of 2017. Sales in the quarter reflected an increase of 8.4% attributable to volume and product mix and an increase of 2.6% attributable to higher pricing. In India, we grew sales at a double-digit rate in the second quarter of 2017 as we have lapped the impact of our prior decision to discontinue certain low margin Kohinoor products from last year. China also grew sales at a double-digit rate in constant currency. China’s growth was broad based across our different brands and channels, including e-commerce, and we expect this performance to continue throughout the balance of 2017. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 4.6% compared to the second quarter of 2017 and is excluded from our measure of sales growth of 14.6% on a constant currency basis.

For the six months ended May 31, 2017, our consumer segment sales rose 1.5% compared to the six months ended May 31, 2016 and by 3.1% on a constant currency basis. The acquisition of Gourmet Garden added 2.1% to our sales for the period and pricing actions, taken in response to higher material costs, added 2.0%, and were partially offset by lower volume and product mix that reduced sales by 1.0%, all in comparison to the prior year level. The net effect of these factors offset an unfavorable impact from foreign currency rates that decreased sales by 1.6% compared to the prior year level and is excluded from our measure of sales growth of 3.1% on a constant currency basis.

Operating income, excluding special charges, for the second quarter of 2017 for our consumer segment increased by $4.9 million, or 5.7%, compared to the second quarter of 2016, and increased by 7.0% on a constant currency basis. Operating income, excluding special charges, for our consumer segment increased in the second quarter of 2017, compared to the prior year level, due to the impact of lower acquisition-related transaction costs and cost savings that more than offset the unfavorable impact of higher material costs. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, for the second quarter of 2017 by 1.3% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 7.0% on a constant currency basis.

Operating income, excluding special charges, for the six months ended May 31, 2017 for our consumer segment rose by $8.5 million, or 4.7%, compared to the same period of 2016 and rose by 5.8% on a constant currency basis. Operating income, excluding special charges, for our consumer segment increased in the first half of 2017, compared to the prior year level, due to the impact of lower acquisition-related transaction costs and cost savings that more than offset the unfavorable impact of higher material costs and a $1.0 million increase in brand marketing expense, as compared to the first half of 2016. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 1.1% in the six months ended May 31, 2017 as compared to the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 5.8% on a constant currency basis.

INDUSTRIAL SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016

Net sales	$457.9	$421.5	$863.0	$817.9
Percent increase (decrease)	8.6%	(0.7)%	5.5%	0.4%
Operating income, excluding special charges	$46.0	$42.5	$85.9	$78.9
Operating income margin, excluding special charges	10.0%	10.1%	10.0%	9.6%
In the second quarter of 2017, sales of our industrial segment increased by 8.6%, as compared to the second quarter of 2016, and increased by 11.9% on a constant currency basis. Our acquisition of Giotti in December 2016 increased industrial segment sales by 4.5% during the second quarter of 2017. Higher volume and product mix increased sales by 4.8% and pricing actions, taken in response to higher material costs, increased sales by 2.6% in the second quarter of 2017. These factors offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 3.3% compared to the year ago quarter and is excluded from our measure of sales growth of 11.9% on a constant currency basis.

In the Americas, industrial sales increased by 6.4% during the second quarter of 2017 from the prior year level and increased by 7.8% on a constant currency basis. Higher volume and product mix increased sales by 5.2%, while pricing actions added 2.6% to our industrial sales in the Americas. This growth in industrial sales in the Americas was led by double digit sales growth in both savory flavors and snack seasonings across the U.S. and Latin America, and by expanded distribution of U.S. branded food service products. Partially offsetting this growth was lower sales to quick service restaurants. A significant part of our volume increase for the quarter was driven by innovation. Expanded distribution contributed to solid sales growth in our branded foodservice business. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced sales by 1.4% compared to the second quarter of 2016 and is excluded from our measure of sales growth of 7.8% on a constant currency basis.

In the EMEA region, industrial sales increased 22.4% in the second quarter of 2017 from the prior year level and increased by 33.0% on a constant currency basis. Our acquisition of Giotti in December 2016 increased industrial segment sales in the region by 23.4% during the second quarter of 2017. Pricing actions added 4.6% to sales in the second quarter of 2017. In addition, higher volume and product mix increased sales by 5.0% in the second quarter, driven by growth with both quick service restaurants and packaged food companies. Our 2017 industrial sales growth in the region overcame a headwind related to the 2016 exit from our unprofitable consolidated joint venture in South Africa. The net effect of these factors was offset by an unfavorable impact from foreign currency rates that reduced sales by 10.6% compared to the second quarter of 2016 and is excluded from our measure of sales growth of 33.0% on a constant currency basis.

In the Asia/Pacific region, industrial sales decreased 0.1% in the second quarter of 2017, compared to the second quarter of 2016, but increased by 2.9% on a constant currency basis. The incremental effect of the 2016 acquisition of Gourmet Garden added 0.7% to industrial sales for the quarter. Higher volume and product mix increased sales by 2.3% during the quarter, while pricing actions decreased sales by 0.1%. The main driver of the volume and product mix increase was higher sales to quick service restaurants in the region, benefiting from both new products and promotional activities. The net effect of these factors was offset by an unfavorable impact from foreign currency rates that reduced sales by 3.0% compared to the second quarter of 2016 and is excluded from our measure of sales growth of 2.9% on a constant currency basis.

For the six months ended May 31, 2017, industrial segment sales increased 5.5%, as compared to the prior year, and increased by 9.0% on a constant currency basis. Industrial segment sales rose in the first half of 2017 due to the impact of the Giotti acquisition that increased sales by 3.7%. In addition, pricing actions, taken in response to higher material costs, added 2.7% to sales and higher volume and product mix added 2.6%, both in comparison to the prior year. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 3.5% from the 2016 levels and is excluded from our measure of sales growth of 9.0% on a constant currency basis.

Operating income, excluding special charges, for the second quarter of 2017 for our industrial segment increased by $3.5 million, or 8.2%, compared to the second quarter of 2016, and increased by 13.4% on a constant currency basis. Operating income, excluding special charges, for our industrial segment increased in the second quarter of 2017, compared to the corresponding period in 2016, driven by sales growth and cost savings, offset in part by higher material costs and an $0.8 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 5.2% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 13.4% on a constant currency basis.

Operating income, excluding special charges, for the six months ended May 31, 2017 for our industrial segment rose by $7.0 million, or 8.9%, compared to the same period of 2016 and rose by 15.3% on a constant currency basis. For the six months ended May 31, 2017 as compared to the corresponding period in 2016, the favorable impact of higher sales and cost savings more than offset the unfavorable impact of increases in material costs and a $2.8 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced operating income, excluding special charges, by 6.4% from the prior year level and is excluded from our measure of growth in operating income, excluding special charges, of 15.3% on a constant currency basis.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.

The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts:

	May 31, 2017	May 31, 2016	November 30, 2016
Notional value	$354.6	$227.6	$449.2
Unrealized net gain (loss)	—	2.2	(0.5)
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	May 31, 2017	May 31, 2016	November 30, 2016
Notional value	$250.0	$100.0	$100.0
Unrealized net (loss) gain	(3.7)	3.0	(1.2)
As disclosed in note 5 of the accompanying financial statements, we entered into $150 million of forward starting interest rate swap contracts during the six months ended May 31, 2017 to hedge our interest rate risk associated with the anticipated issuance of fixed rate notes by December 2017. The change in fair values of our interest raw swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of May 31, 2017, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2016, except, as more fully described in note 6 of the accompanying financial statements, we agreed to early settle the contingent consideration liability associated with our acquisition of D&A in the amount of approximately $29.3 million (€26.1 million).

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
These non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. In addition, these non-GAAP financial measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2016	For the three months ended May 31,		For the six months ended May 31,		Estimated for the year ending November 30, 2017
		2017	2016	2017	2016
Operating income	$641.0	$132.6	$125.0	$266.8	$254.1

Impact of special charges included in cost of goods sold	0.3	—	—	—	—
Impact of other special charges	15.7	4.7	3.9	8.3	5.5
Total special charges	16.0	4.7	3.9	8.3	5.5

Adjusted operating income	$657.0	$137.3	$128.9	$275.1	$259.6

Income from unconsolidated operations	$36.1	$8.4	$7.7	$15.4	$16.1
Impact of special charges attributable to non-controlling interests (2)	(1.9)	—	—	—	—
Adjusted income from unconsolidated operations	$34.2	$8.4	$7.7	$15.4	$16.1

Net income	$472.3	$100.0	$93.8	$193.5	$187.2
Impact of total special charges (1)	13.0	3.4	2.7	5.9	4.0
Impact of special charges attributable to non-controlling interests (2)	(1.9)	—	—	—	—
Adjusted net income	$483.4	$103.4	$96.5	$199.4	$191.2

Earnings per share – diluted	$3.69	$0.79	$0.73	$1.53	$1.46	$3.94 to $4.02
Impact of total special charges	0.10	0.03	0.02	0.04	0.03	0.11
Impact of special charges attributable to non-controlling interests (2)	(0.01)	—	—	—	—	—
Adjusted earnings per share – diluted	$3.78	$0.82	$0.75	$1.57	$1.49	$4.05 to $4.13

(1) Total special charges of $16.0 million for the year ended November 30, 2016 are net of taxes of $3.0 million. Total special charges of $4.7 million and $8.3 million for the three and six months ended May 31, 2017 are net of taxes of $1.3 million and $2.4 million, respectively. Total special charges of $3.9 million and $5.5 million for the three and six months ended May 31, 2016 are net of taxes of $1.2 million and $1.5 million, respectively.

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

Constant currency growth rates follow:

	Three Months Ended May 31, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	4.8%	(0.3)%	5.1%
EMEA	(9.2)%	(4.4)%	(4.8)%
Asia/Pacific	10.0%	(4.6)%	14.6%
Total Consumer	2.3%	(1.8)%	4.1%
Industrial segment:
Americas	6.4%	(1.4)%	7.8%
EMEA	22.4%	(10.6)%	33.0%
Asia/Pacific	(0.1)%	(3.0)%	2.9%
Total Industrial	8.6%	(3.3)%	11.9%
Total net sales	4.8%	(2.4)%	7.2%

Adjusted operating income:
Consumer segment	5.7%	(1.3)%	7.0%
Industrial segment	8.2%	(5.2)%	13.4%
Total adjusted operating income	6.5%	(2.6)%	9.1%

	Six Months Ended May 31, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	3.5%	—%	3.5%
EMEA	(8.2)%	(3.5)%	(4.7)%
Asia/Pacific	8.3%	(5.3)%	13.6%
Total Consumer	1.5%	(1.6)%	3.1%
Industrial segment:
Americas	4.3%	(1.4)%	5.7%
EMEA	11.5%	(11.4)%	22.9%
Asia/Pacific	3.1%	(3.1)%	6.2%
Total Industrial	5.5%	(3.5)%	9.0%
Total net sales	3.1%	(2.4)%	5.5%

Adjusted operating income:
Consumer segment	4.7%	(1.1)%	5.8%
Industrial segment	8.9%	(6.4)%	15.3%
Total adjusted operating income	6.0%	(2.7)%	8.7%

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

The following table reconciles our EBITDA to our net income for the trailing twelve month periods ended May 31, 2017, May 31, 2016 and November 30, 2016:

	May 31, 2017	May 31, 2016	November 30, 2016
Net income	$478.6	$434.0	$472.3
Depreciation and amortization	113.8	106.4	108.7
Interest expense	57.8	55.0	56.0
Income tax expense	156.4	154.0	153.0
EBITDA	$806.6	$749.4	$790.0

Total debt	$1,711.1	$1,567.7	$1,447.2

Total debt to EBITDA	2.12	2.09	1.83

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2017	2016

Net cash provided by operating activities	$177.2	$212.7
Net cash used in investing activities	(189.8)	(171.4)
Net cash provided by (used in) financing activities	24.6	(16.2)
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

Operating Cash Flow—Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2017, cash flow from operations was $35.5 million lower than the same period of 2016. The decrease was mainly due to the timing of income tax payments and higher incentive compensation payments in 2017 compared to the prior year related to our fiscal year 2016 financial performance.
Investing Cash Flow—Net cash used in investing activities for the six months ended May 31, 2017, increased by $18.4 million over the prior year level due to the acquisition of businesses and a higher level of capital expenditures in the 2017 period. During the first six months of 2017, we spent $124.0 million to acquire the Giotti business, as compared to spending $118.1 million to acquire Gourmet Garden in the first six months of 2016 (see note 2 of the accompanying financial statements for additional information with respect to these acquisitions). During the first six months of 2017, capital expenditures increased by $11.4 million over the 2016 level to $66.2 million. Capital expenditures for fiscal year 2017 are expected to be $170 million to $190 million.
Financing Cash Flow—Financing activities provided cash flow of $24.6 million for the first six months of 2017, as compared to a cash usage of $16.2 million for the corresponding period in 2016. The primary drivers behind this $40.8 million change are as follows.
During the six months ended May 31, 2017, we repaid $3.6 million of long-term debt, a decrease of $198.2 million from the $201.8 million repaid in the same period in 2016 due principally to the maturity in December 2015 of $200 million of 5.2% notes. That decrease in the first half of 2017 was partially offset by lower short-term borrowings of $109.8 million and an increase of $35.0 million in cash used to repurchase common stock, both as compared to the first half of 2016. In addition, during the six months ended May 31, 2017, we paid $1.2 million to purchase the minority interest in our Kohinoor business in India.
The following table outlines the activity in our share repurchase program for the six months ended May 31, 2017 and 2016:

	2017	2016
Number of shares of common stock repurchased	1.4	1.1
Dollar amount	$135.8	$100.8
As of May 31, 2017, $191 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.
During the six months ended May 31, 2017, we received proceeds of $24.0 million from exercised options compared to $25.4 million received in the corresponding 2016 period. We increased dividends paid by $8.1 million, to $117.4 million for the first six months of 2017 from $109.3 million in the same period last year. Dividends paid in the first quarter of 2017 were declared on November 29, 2016.
In accordance with our adoption of ASU No. 2016-09 (see note 1 of the accompanying financial statements for additional information), we are classifying amounts paid by us to taxing authorities when directly withholding shares associated with employees income tax withholding obligations on share-based awards as a financing activity in our cash flow statement for the six months ended May 31, 2017, and have restated the cash flow statement for the six months ended May 31, 2016 for retrospective application. The amount of that tax withholding was $5.4 million for the six months ended May 31, 2017, compared to $3.5 million for the comparable period in 2016.

The following table presents the ratios of our total debt to EBITDA for the trailing twelve month periods ended May 31, 2017, May 31, 2016 and November 30, 2016:

	May 31, 2017	May 31, 2016	November 30, 2016
Total debt to EBITDA	2.12	2.09	1.83
Our ratio of total debt to EBITDA was 2.12 as of May 31, 2017 as compared to the ratios of 1.83 and 2.09 as of November 30, 2016 and May 31, 2016, respectively. The increase in the ratio from 1.83 as of November 30, 2016 to 2.12 as of May 31, 2017 is principally due to an increase in total debt associated with the funding, net of cash flow from operations for the first half of 2017, of our acquisition of Giotti, repurchases of common stock and payment of dividends. Special charges were $16.9 million, $21.6 million and $14.1 million for the twelve months ended May 31, 2017, May 31, 2016, and November 30, 2016. Those special charges reduced EBITDA and, accordingly, increased the ratios of total debt to EBITDA as of May 31, 2017, May 31, 2016 and November 30, 2016 shown in the preceding table by 0.04, 0.06, and 0.03, respectively.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2017, we temporarily used $145.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2016, we temporarily used $91.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2017 and May 31, 2016 were $732.4 million and $543.5 million, respectively. Total average debt outstanding for the six months ended May 31, 2017 and May 31, 2016 was $1,787.4 million and $1,598.5 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2017, the exchange rates for the Canadian dollar, the British pound sterling and the Chinese renminbi were lower than at May 31, 2016. At May 31, 2017, the exchange rates for the Euro, the Australian dollar and the Polish zloty were higher than at May 31, 2016. At May 31, 2017, the exchange rate for the Canadian dollar was lower than at November 30, 2016. At May 31, 2017, the exchange rates for the Euro, the British pound sterling, the Australian dollar, the Chinese renminbi and the Polish zloty were higher than at November 30, 2016.
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
We engage in regular communication with all banks participating in our revolving credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2017 of approximately $14 million. In 2016, we contributed $25.1 million to our pension plans in 2016, which included a $10 million voluntary contribution. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.
During the second quarter of 2017, we entered into a 364-day $250 million revolving credit facility, which will support our commercial paper program and expire in March 2018. The pricing for the credit facility, on a fully drawn basis, is LIBOR plus 0.75%.
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

As described in note 2 of the accompanying financial statements, we acquired Giotti during the six months ended May 31, 2017.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2017 to March 31, 2017	CS – 15,450 (1)	$97.33	15,450	$229 million
	CSNV – 142,692	$99.07	142,692
April 1, 2017 to April 30, 2017	CS – 115,474 (2), (3)	$99.92	115,474	$201 million
	CSNV – 159,144	$99.44	159,144
May 1, 2017 to May 31, 2017	CS – 100,000 (3)	$100.44	100,000	$191 million
	CSNV – 0	$—	—
Total	CS – 230,924	$99.97	230,924	$191 million
	CSNV – 301,836	$99.27	301,836

(1)
On March 30, 2017, we purchased 15,450 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $97.33 represented the closing price of the common shares on March 30, 2017.

(2)
On April 12, 2017, we purchased 13,474 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $99.82 represented the closing price of the common shares on April 12, 2017.

(3)
During the three months ended May 31, 2017 we purchased 200,000 shares of our common stock from the estate of a shareholder who, at the time of his death, held approximately 5% of our common shares at an average price of $100.19 per share. The price paid per share represented the average of the high and low stock price for the common stock non-voting on each respective date of purchase.

As of May 31, 2017, $191 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. There is no expiration date for our repurchase program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2017, we issued 343,255 shares of CSNV in exchange for shares of CS and issued 3,707 shares of CS in exchange for shares of CSNV.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

On June 27, 2017, our Management Committee approved a three-year initiative during which we expect to execute significant change to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as McCormick Global Enablement (MGE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are still finalizing the details of our MGE operating model, we expect the cost of the MGE initiative-to be recognized as “Special charges” in our consolidated income statement over its expected three-year course-to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that two-thirds will be attributable to employee severance and related benefit payments and one-third will be attributable to cash payments associated with related costs of MGE implementation and transition, including outside consulting and other costs directly related to the initiative. We currently anticipate that approximately $2 million and $7 million of special charges related to the MGE initiative will be incurred in the third quarter and second half of 2017, respectively. The MGE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

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

(i)
Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*

(ii)
Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*

(iii)
Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*

(iv)
The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(v)
The 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit 4.1 of McCormick's Form S-8, Registration No. 333-187703, as filed with the Securities and Exchange Commission on April 3, 2013, as amended, which Amendment No. 1 is incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(vi)
Form of Long-Term Performance Plan Agreement, formerly known as the Mid-Term Incentive Plan, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(vii)
Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(xi) of McCormick's Form 10-Q for the quarter ended May 31, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on June 28, 2013.

(viii)
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

(x)
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

(xii)
Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(xiii)
Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(32)   Section 1350 Certifications                                 Filed herewith
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2017, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

June 29, 2017	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

June 29, 2017	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller