Form 10-Q
period 2017-08-31
MCCORMICK & CO INC
filed 2017-09-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2017
Common Stock	11,171,764
Common Stock Non-Voting	119,826,605

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Net sales	$1,185.2	$1,091.0	$3,343.2	$3,184.5
Cost of goods sold	700.8	637.1	2,001.2	1,892.8
Gross profit	484.4	453.9	1,342.0	1,291.7
Selling, general and administrative expense	286.5	281.8	869.0	860.0
Transaction and integration expenses (related to RB Foods acquisition)	24.5	—	24.5	—
Special charges	4.7	4.3	13.0	9.8
Operating income	168.7	167.8	435.5	421.9
Interest expense	21.5	14.1	50.9	41.7
Other debt costs	15.4	—	15.4	—
Other income, net	1.2	0.2	2.5	2.0
Income from consolidated operations before income taxes	133.0	153.9	371.7	382.2
Income taxes	33.0	34.3	93.6	91.5
Net income from consolidated operations	100.0	119.6	278.1	290.7
Income from unconsolidated operations	8.2	8.1	23.6	24.2
Net income	$108.2	$127.7	$301.7	$314.9
Earnings per share – basic	$0.86	$1.01	$2.40	$2.48
Average shares outstanding – basic	126.3	126.4	125.5	126.8
Earnings per share – diluted	$0.85	$1.00	$2.37	$2.46
Average shares outstanding – diluted	127.8	127.9	127.2	128.2
Cash dividends paid per share	$0.47	$0.43	$1.41	$1.29
Cash dividends declared per share	$0.47	$0.43	$0.94	$0.86
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Net income	$108.2	$127.7	$301.7	$314.9
Net income attributable to non-controlling interest	0.4	0.1	1.2	0.8
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including curtailment gains of $76.7 for the nine months ended August 31, 2017)	27.1	8.3	114.7	17.8
Currency translation adjustments	99.9	(20.8)	184.9	(7.8)
Change in derivative financial instruments	(3.7)	1.9	(13.2)	0.3
Deferred taxes	(9.9)	(1.9)	(37.9)	(4.4)
Comprehensive income	$222.0	$115.3	$551.4	$321.6

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2017	August 31, 2016	November 30, 2016
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$166.1	$134.2	$118.4
Trade accounts receivables, net	556.2	445.3	465.2
Inventories, net
Finished products	431.3	366.0	336.3
Raw materials and work-in-process	404.5	394.3	420.0
	835.8	760.3	756.3
Prepaid expenses and other current assets	84.5	80.4	81.9
Total current assets	1,642.6	1,420.2	1,421.8
Property, plant and equipment	1,808.7	1,604.9	1,630.2
Less: accumulated depreciation	(1,043.3)	(963.8)	(960.8)
Property, plant and equipment, net	765.4	641.1	669.4
Goodwill	4,503.3	1,813.3	1,771.4
Intangible assets, net	3,091.5	433.6	424.9
Investments and other assets	378.9	370.1	348.4
Total assets	$10,381.7	$4,678.3	$4,635.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$349.2	$559.3	$390.3
Current portion of long-term debt	325.5	0.6	2.9
Trade accounts payable	516.9	361.0	450.8
Other accrued liabilities	542.6	419.5	578.7
Total current liabilities	1,734.2	1,340.4	1,422.7
Long-term debt	4,702.3	1,056.7	1,054.0
Deferred taxes	1,106.3	122.7	79.9
Other long-term liabilities	305.6	383.9	441.2
Total liabilities	7,848.4	2,903.7	2,997.8
Shareholders’ Equity
Common stock	411.8	406.6	409.7
Common stock non-voting	1,251.8	676.3	674.5
Retained earnings	1,123.9	1,074.7	1,056.8
Accumulated other comprehensive loss	(265.9)	(400.2)	(514.4)
Non-controlling interests	11.7	17.2	11.5
Total shareholders’ equity	2,533.3	1,774.6	1,638.1
Total liabilities and shareholders’ equity	$10,381.7	$4,678.3	$4,635.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2017	2016
Operating activities
Net income	$301.7	$314.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	89.6	82.3
Stock-based compensation	18.4	19.8
Income from unconsolidated operations	(23.6)	(24.2)
Changes in operating assets and liabilities, net of effect of businesses acquired	(98.5)	(93.4)
Settlement of forward-starting interest rate swaps	(2.9)	—
Dividends from unconsolidated affiliates	18.3	23.0
Net cash flow provided by operating activities	303.0	322.4
Investing activities
Acquisition of businesses (net of cash acquired)	(4,327.4)	(116.2)
Capital expenditures	(108.4)	(87.9)
Proceeds from corporate life insurance	—	1.4
Proceeds from sale of property, plant and equipment	0.7	0.9
Net cash flow used in investing activities	(4,435.1)	(201.8)
Financing activities
Short-term borrowings, net	(43.3)	419.9
Long-term debt borrowings	3,977.6	—
Payment of debt issuance costs	(6.1)	—
Long-term debt repayments	(3.9)	(202.0)
Proceeds from exercised stock options	26.5	35.9
Taxes withheld and paid on employee stock awards	(5.4)	(3.5)
Payment of contingent consideration	(19.7)	—
Purchase of minority interest	(1.2)	—
Issuance of common stock non-voting	554.9	—
Payment of costs related to issuance of common stock non-voting	(0.9)	—
Common stock acquired by purchase	(135.8)	(178.9)
Dividends paid	(176.0)	(163.6)
Net cash flow provided by (used in) financing activities	4,166.7	(92.2)
Effect of exchange rate changes on cash and cash equivalents	13.1	(6.8)
Increase in cash and cash equivalents	47.7	21.6
Cash and cash equivalents at beginning of period	118.4	112.6
Cash and cash equivalents at end of period	$166.1	$134.2
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
The results of consolidated operations for the three and nine month periods ended August 31, 2017 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2016.
As of November 30, 2016, we adopted Accounting Standards Update (ASU) No. 2015-03 Simplifying the Presentation of Debt Issuance Costs, which eliminated the prior requirement to recognize debt issuance costs as an asset and instead requires classification as a direct reduction from the carrying amount of the debt liability, and ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740), which, for entities with a classified balance sheet, eliminated the prior requirement to classify deferred tax assets and liabilities as current and non-current and instead requires the presentation of all deferred tax assets and liabilities as noncurrent. As a result, the accompanying condensed consolidated balance sheet as of August 31, 2016, has been restated to reflect the requirements of these newly adopted standards.
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
We have elected to early adopt ASU No. 2016-09 effective December 1, 2016 on a prospective basis, where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $0.8 million and $9.4 million in the income taxes line item of our consolidated income statement for the three and nine months ended August 31, 2017, respectively, related to excess tax benefits upon vesting or settlement in that period.

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

•
At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for the nine months ended August 31, 2017. ASU No. 2016-09 requires that this cash flow presentation be made retrospectively and our cash flow statement for the nine months ended August 31, 2016 has been restated accordingly.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended August 31, 2017.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted in any interim period or fiscal year before the effective date for all entities. If the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (Topic 330). This guidance is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. It will be effective for the first quarter of our fiscal year ending November 30, 2018, and early adoption is permitted. We do not believe the impact from adoption of this new accounting pronouncement will have a material impact on our financial statements.
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
Acquisition of RB Foods
On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, is net of acquired cash of $24.3 million, and included a preliminary working capital adjustment of $11.2 million, subject to certain post-closing adjustments. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 11) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 5). The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. Condiments category and provide significant international growth opportunities for our consumer and industrial segments. At the time of the acquisition, annual sales of RB Foods were approximately $570 million. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of RB Foods’ operations are included in our consolidated financial statements as a component of our consumer and industrial segments from the date of acquisition.
The purchase price of RB Foods was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on in-process independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, a number of which are subject to finalization. The allocation of the purchase price will be finalized within the allowable measurement period. The preliminary allocation, net of cash acquired, of the fair value of the RB Foods acquisition is summarized in the table below (in millions):

Trade accounts receivable	$53.1
Inventories	65.9
Property, plant and equipment	33.1
Goodwill	2,553.9
Intangible assets	2,595.0
Other assets	5.7
Trade accounts payable	(65.7)
Other accrued liabilities	(48.8)
Deferred taxes	(966.6)
Other long-term liabilities	(19.9)
Total	$4,205.7
The preliminary valuation of the acquired net assets of RB Foods includes $2,475.0 million allocated to indefinite lived brand assets and $120.0 million allocated to definite lived intangible assets with a weighted-average life of 15 years. As a result of the acquisition, we recognized a total of $2,553.9 million of goodwill. That goodwill, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumer and industrial customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The final allocation of goodwill to our reporting units, which are consumer and industrial segments, was not complete as of August 31, 2017, but will be finalized within the allowable measurement period. The results of RB Foods’ operations have been included in our consumer and industrial segments since its acquisition.
Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100 million, of which approximately $60 million represent estimated transaction expenses and the remainder represent estimated integration expenses. These costs are anticipated to be incurred through fiscal 2018 and primarily consist of the amortization of the acquisition-date fair value adjustment of inventories in the amount of approximately $20 million that will be included in cost of goods sold; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs of $15.4 million related to the Bridge financing commitment that is included in other debt costs. Of the total anticipated transaction and integration expenses, we incurred $45.8 million in the three and nine months ended August 31, 2017 and expect to incur $31.4 million in the fourth quarter of 2017 and $22.8 million in fiscal 2018. The following are the transaction and integration expenses that we have recorded for the three and nine months ended August 31, 2017 related to the RB Foods acquisition (in millions):

Transaction expenses included in cost of goods	$5.9
Transaction expenses included in other debt costs	15.4
Other transaction expenses	22.3
Integration expenses	2.2
Total	$45.8
For the three and nine months ended August 31, 2017, RB Foods added $22.5 million to our sales. For the three and nine months ended August 31, 2017, the impact of RB Foods on our consolidated income before taxes approximated the transaction and integration expenses previously noted.
The following unaudited pro forma information presents consolidated financial information as if RB Foods had been acquired at the beginning of fiscal 2016. Interest expense has been adjusted to reflect the debt issued to finance the acquisition as though that debt had been outstanding at December 1, 2015. The pro forma results reflect amortization expense of approximately $6.0 million for each period presented, relating to definite lived intangible assets recorded based upon preliminary third party valuations. The pro forma results for the nine months ended August 31, 2016 also include transaction and integration costs of $24.5 million, $20.0 million of amortization of the acquisition-date fair value adjustment of inventories, and $15.4 million associated with the Bridge financing commitment, all assuming that the acquisition had occurred as of December 1, 2015. The pro forma results for the nine months ended August 31, 2017 exclude the previously noted items to the extent they were incurred during the nine month period as they have been included, on a pro forma basis, in the results for the nine months ended August 31, 2016. The pro forma adjustments previously noted have been adjusted for the applicable income tax impact. Basic and diluted shares outstanding have been adjusted to reflect the issuance of 6.35 million shares of our common stock non-voting to partially finance the acquisition.

(in millions, except per share data)	Nine months ended August 31,
	2017	2016
Net sales	$3,718.1	$3,572.5
Net income	351.0	284.8
Earnings per share – basic	$2.67	$2.14
Earnings per share – diluted	$2.64	$2.12
These unaudited pro forma consolidated results are not adjusted for changes in the business that will take place subsequent to our acquisition. including, but not limited to, additional transaction and integration costs that may be incurred. Accordingly, the above unaudited pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of December 1, 2015, nor are they indicative of future consolidated results.
Other Acquisitions
On May 5, 2017, we purchased the remaining 15% ownership interest in our joint venture, Kohinoor Specialty Foods India Private Limited (Kohinoor) in India for a cash payment of $1.6 million, of which $1.2 million was paid in May and the balance is expected to be paid in the fourth quarter of 2018. In September 2011, when we originally entered this joint venture, we invested $113.0 million for an 85% interest in Kohinoor. In conjunction with our purchase of the 15% minority interest in the second quarter of 2017, we have eliminated the minority interest in Kohinoor and recorded an adjustment of $0.6 million in retained earnings of our stockholders' equity section of our consolidated balance sheet. The $1.2 million payment is reflected in the financing activities section of our consolidated cash flow statement for the nine months ended August 31, 2017.
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $124.0 million (net of cash acquired of $1.2 million), subject to certain post-closing adjustments. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products. A preliminary valuation of the acquired net assets of Giotti resulted in $1.3 million allocated to net tangible assets acquired, $9.8 million allocated to indefinite lived brand asset, $38.0 million allocated to definite lived intangible assets with a weighted-average life of 11.9 years and $74.9 million allocated to goodwill. Goodwill related to the Giotti acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging the customer intimacy and value-added flavor solutions we provide to our industrial customers to Giotti’s relationships with industrial customers of their flavors solutions and extracts, as well as from expected synergies from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. The preliminary valuation, based on a comparison of acquisitions of similar industrial businesses, provided average percentages of purchase prices assigned to goodwill and other identifiable intangible assets, which we used to initially value the Giotti acquisition. We expect to finalize the determination of the fair value of the acquired net assets of Giotti in the fourth quarter of 2017. Giotti has been included in our industrial segment since its acquisition. During the nine months ended August 31, 2017, we recorded $2.5 million in transaction-related expenses associated with this acquisition; those expenses are included in selling, general and administrative expense in our consolidated income statement.
Transaction-related expenses include third party expenses related to commercial and legal due diligence for unconsummated and completed acquisitions as well as third party expenses related to accounting, legal and financing activities with respect to completed acquisitions. Transaction-related expenses, excluding amounts related to the RB Foods acquisition that are separately classified in our consolidated income statement, are included in selling, general and administrative expense in our consolidated income statement and totaled $0.7 million and $2.8 million for the three and nine months ended August 31, 2017, respectively, and $4.9 million and $12.5 million for the three and nine months ended August 31, 2016, respectively.

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

For the three and nine months ended August 31, 2017, Giotti added $20.5 million and $50.1 million, respectively, to our sales. For the nine months ended August 31, 2017, incremental sales of Gourmet Garden were $32.5 million, representing sales of the business in the first four months of 2017. Due to financing, acquisition and integration costs, the incremental operating income contributed by Giotti was not significant to our overall results for the three months ended August 31, 2017. Similarly, due to financing, acquisition and integration costs, the aggregate incremental operating income contributed by Giotti and Gourmet Garden was not significant to our overall results for the nine months ended August 31, 2017. Proforma financial information for these acquisitions has not been presented because the financial impact is not material. Proforma financial information for the acquisitions of Giotti and Gourmet Garden has not been presented because the incremental financial impact is not material.

3.	SPECIAL CHARGES

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

The following is a summary of special charges recognized in the three and nine months ended August 31, 2017 and August 31, 2016 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Employee severance benefits and related costs	$2.6	$3.5	$4.3	$4.7
Other costs	2.1	0.8	8.7	5.1
Total	$4.7	$4.3	$13.0	$9.8

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

During the three months ended August 31, 2017, our Management Committee approved a three-year initiative during which we expect to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as McCormick Global Enablement (MGE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are continuing to fully develop the details of our MGE operating model, we expect the cost of the MGE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected three-year course—to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that two-thirds will be attributable to employee severance and related benefit payments and one-third will be attributable to cash payments associated with related costs of MGE implementation and transition, including outside consulting and other costs directly related to the initiative. The MGE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

During the three months ended August 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $1.8 million related to third party expenses incurred associated with our evaluation of changes relating to our MGE initiative, $1.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, $1.1 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand and $0.4 million for severance and other exit costs associated with our Europe, Middle East and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017. During the nine months ended August 31, 2017, we recorded $13.0 million of special charges, consisting primarily of $7.3 million related to third party expenses incurred associated with our evaluation of changes relating to our MGE initiative, $2.3 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, $1.4 million related to employee severance benefits and other costs directly associated with the relocation of one of Chinese manufacturing facilities, $1.5 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility under construction in Thailand, and $0.6 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region (which is more fully described below). These charges were partially offset by a $0.3 million net credit recorded during the nine months ended August 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

Of the $13.0 million in special charges recorded during the nine months ended August 31, 2017, approximately $10.9 million were paid in cash and $0.5 million represented a non-cash asset impairment, with the remaining accrual expected to be substantially paid in 2017.

In addition to the amounts recognized in the first nine months of 2017, we expect to incur additional special charges during the fourth quarter of 2017 of $9.1 million, consisting of $7.1 million of additional third party expenses associated with our evaluation of changes related to our MGE initiative, $0.4 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, $1.4 million related to ongoing EMEA reorganization plans, and $0.2 million of other costs associated with the planned exit of two leased manufacturing facilities in Singapore and Thailand.

During the three months ended August 31, 2016, we recorded $4.3 million of special charges, consisting of $1.8 million related to the planned exit from our current leased manufacturing facilities in Singapore and Thailand upon construction of a new manufacturing facility in Thailand, $1.7 million related to additional organization and streamlining actions associated with our EMEA region, and $0.8 million related to the discontinuance of non-profitable product lines of our Kohinoor business in India. The EMEA and Kohinoor actions taken in the third quarter of 2016 are components of actions that commenced in 2015 and are further described below. During the nine months ended August 31, 2016, we recorded $9.8 million of special charges, consisting of $4.8 million related to additional organization and streamlining actions associated with our EMEA region, $1.8 million associated with actions associated with our planned exit of two leased manufacturing facilities in Singapore and Thailand, $1.7 million for employee severance actions and related with our North American effectiveness initiative initiated in 2015, and $1.5 million for other exist costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India. The EMEA, Kohinoor and North American effectiveness initiative were all a continuation of actions that were initiated in 2015. The charges related to our manufacturing facilities in Singapore and Thailand were approved by our Management Committee in the third quarter of 2016.

The following is a breakdown by business segments of special charges for the three and nine months ended August 31, 2017 and 2016 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Consumer segment	$3.0	$2.4	$8.5	$7.2
Industrial segment	1.7	1.9	4.5	2.6
Total special charges	$4.7	$4.3	$13.0	$9.8

All remaining balances associated with our special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

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

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans that were initiated in 2015 for the nine months ended August 31, 2017 and 2016 (in millions):

	Employee severance and related benefits	Other related costs	Total
Balance as of November 30, 2016	$10.5	$0.5	$11.0
Special charges	—	0.6	0.6
Cash paid	(3.4)	(0.6)	(4.0)
Impact of foreign exchange	1.1	0.2	1.3
Balance as of August 31, 2017	$8.2	$0.7	$8.9

Balance as of November 30, 2015	$16.2	$0.6	$16.8
Special charges	1.2	3.6	4.8
Cash paid	(6.1)	(2.7)	(8.8)
Impact of foreign exchange	0.4	—	0.4
Balance as of August 31, 2016	$11.7	$1.5	$13.2

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays intangible assets at August 31, 2017, August 31, 2016 and November 30, 2016 (in millions):

	August 31, 2017		August 31, 2016		November 30, 2016
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Finite-lived intangible assets	$336.7	$61.5	$166.5	$48.6	$161.1	$48.4
Indefinite-lived intangible assets
Goodwill	4,503.3	—	1,813.3	—	1,771.4	—
Brand names and trademarks	2,816.3	—	315.7	—	312.2	—
	7,319.6	—	2,129.0	—	2,083.6	—
Total goodwill and intangible assets	$7,656.3	$61.5	$2,295.5	$48.6	$2,244.7	$48.4
Intangible asset amortization expense was $4.1 million and $11.1 million for the three and nine months ended August 31, 2017, respectively, and $4.1 million and $8.6 million for the three and nine months ended August 31, 2016, respectively. At August 31, 2017, finite-lived intangible assets had a weighted-average remaining life of approximately 12.7 years.
The changes in the carrying amount of goodwill by business segment for the nine months ended August 31, 2017 and 2016 were as follows (in millions):

	2017		2016
	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,608.3	$163.1	$1,587.7	$171.6
Changes in preliminary purchase price allocation	(7.7)	—	(23.2)	—
Increases in goodwill from acquisitions	1,702.6	926.2	61.3	—
Foreign currency fluctuations	96.4	14.4	20.1	(4.2)
Balance as of end of August	$3,399.6	$1,103.7	$1,645.9	$167.4
A preliminary valuation of the acquired net assets of RB Foods in August 2017 (see note 2) resulted in the allocation of $1,702.6 million and $851.3 million of goodwill to the consumer segment and industrial segment, respectively. A preliminary valuation of the acquired net assets of Giotti in December 2016 (see note 2) resulted in the allocation of $74.9 million of goodwill to the industrial segment.

5.	FINANCING ARRANGEMENTS

Our outstanding debt at each balance sheet date was as follows:

(millions)	August 31, 2017	August 31, 2016	November 30, 2016
Short-term borrowings
Commercial paper	$314.0	$528.1	$356.9
Other	35.2	31.2	33.4
	$349.2	$559.3	$390.3
Weighted-average interest rate of short-term borrowings at end of period	2.0%	0.7%	1.4%

Long-term debt
5.75% notes due 12/15/2017(1)	$250.0	$250.0	$250.0
Term loan due 8/17/2020(3)	750.0	—	—
3.90% notes due 7/8/2021(2)	250.0	250.0	250.0
2.70% notes due 8/15/2022	750.0	—	—
Term loan due 8/17/2022(3)	750.0	—	—
3.50% notes due 8/19/2023(4)	250.0	250.0	250.0
3.15% notes due 8/15/2024	700.0	—	—
3.25% notes due 11/15/2025(5)	250.0	250.0	250.0
3.40% notes due 8/15/2027(6)	750.0	—	—
4.20% notes due 8/15/2047	300.0	—	—
7.63%–8.12% notes due 2024	55.0	55.0	55.0
Other	7.6	5.2	11.1
Unamortized discounts, premiums, debt issuance costs and fair value adjustments	(34.8)	(2.9)	(9.2)
	5,027.8	1,057.3	1,056.9
Less current portion	325.5	0.6	2.9
	$4,702.3	$1,056.7	$1,054.0

(1)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 6.25%.

(2)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(3)	As more fully described below, the term loans are prepayable in whole or in-part. Also, the term loan due in 2022 requires quarterly principal payments of 2.5% of the initial principal amount.

(4)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.

(5)
Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3 month LIBOR plus 1.22% during the nine months ended August 31, 2017 (our effective rate as of August 31, 2017 was 2.53%).

(6)	Interest rate swaps, settled upon the issuance of these notes in 2017, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%%.
Maturities of long-term debt during the fiscal years subsequent to November 30, 2017 are as follows (in millions):

2018	$325.5
2019	75.2
2020	825.2
2021	325.2
Thereafter	3,492.5

In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This credit facility supports our commercial paper program and, after $314.0 million was used to support issued commercial paper, we have

$686.0 million of capacity at August 31, 2017. This facility replaces our prior facilities: (i) a five-year $750 million revolving credit facility that was due to expire in June 2020 and (ii) a 364-day $250 million revolving facility, which we entered into in the second quarter of 2017 and that was due to expire in March 2018. The pricing for the 364-day credit facility, on a fully drawn basis, was LIBOR plus 0.75%.

The consideration for our acquisition of RB Foods on August 17, 2017 totaled approximately $4.2 billion in cash (see note 2) and was funded with (a) borrowings under McCormick’s $1.5 billion Term Loan Agreement described below; (b) amounts received from the offering of $2.5 billion aggregate principal amount of McCormick’s senior unsecured notes described below; and (c) amounts received from the offering of McCormick’s common stock non-voting, which closed on August 11, 2017 (see note 11).

In connection with our entry into the agreement to acquire RB Foods, we entered into a commitment letter, dated July 18, 2017 (the “Commitment Letter”), under which certain banks agreed to provide a senior unsecured 364-day bridge loan facility (the “Bridge Facility”) of up to $4.2 billion in the aggregate. On August 7, 2017 we entered into a Senior Unsecured Bridge Credit Agreement with certain financial institutions under which those financial institutions agreed to provide a senior unsecured 364-day bridge loan facility (the “Bridge Facility”) for the purpose of providing the financing necessary to fund all or a portion of the consideration to be paid pursuant to the terms of the agreement related to the acquisition of RB Foods and related fees and expenses (the “Bridge Loan Commitment”). The Bridge Facility provided that the Bridge Loan Commitment would be reduced in equivalent amounts upon any incurrence by McCormick of, among other things, term loans and/or the issuance of equity or notes in a public offering or private placement prior to the consummation of the transaction, subject to certain exceptions set forth in the Bridge Facility. McCormick secured its permanent financing for the RB Foods acquisition, as described above, prior to the August 17, 2017 acquisition date. As a result, the Bridge Loan Commitment was reduced to zero without us ever drawing under the Bridge Facility. Other debt costs of $15.4 million for the three and nine months ended August 31, 2017 represents the Bridge Loan Commitment financing fees.

As previously noted, in connection with our acquisition of RB Foods, we entered into a Term Loan Agreement (“Term Loan”) in August 2017. The Term Loan provides for three-year and five-year senior unsecured term loans, each for $750 million. The three-year loan is payable at maturity. The five-year loan is payable in equal quarterly installments in an amount of 2.5% of the initial principal amount, with the remaining unpaid balance due at maturity. The three-year and five-year loans are each prepayable in whole or in-part. The three-year and five-year loans initially bear interest at LIBOR plus 1.125% and LIBOR plus 1.25%, respectively. The interest rate is based on our credit rating with the maximum interest rate of LIBOR plus 1.625% and LIBOR plus 1.75% for the three-year loan and five-year loan, respectively. The net proceeds received from the issuance of the Term Loan was $1,498.3 million.

The provisions of our outstanding $1.0 billion revolving credit facility and the Term Loan restrict subsidiary indebtedness and requires us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. The applicable leverage ratio is reduced annually commencing on November 30, 2018. As of August 31, 2017, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility.

In August 2017, we issued an aggregate amount of $2.5 billion of senior unsecured notes. These notes are due as follows: $750.0 million due August 15, 2022, $700.0 million due August 15, 2024, $750.0 million due August 15, 2027 and $300.0 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Interest is payable semiannually in arrears in August and February of each year. The net proceeds received from the issuance of these notes were $2,479.3 million. The net proceeds from this issuance were used to partially fund our acquisition of RB Foods. In addition, we expect to use a portion of these proceeds, which in the interim were used to repay commercial paper borrowings, to repay our $250 million, 5.75% notes that will mature on December 15, 2017.

In July 2016, we entered into a 15-year lease for a headquarters building in Hunt Valley, Maryland. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, requires monthly lease payments of approximately $0.9 million beginning six months after lease commencement. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. We expect to commence recognition of rent expense in the second quarter of 2018 as we gain access to the building to prepare for our occupancy in the second half of the year. We expect to consolidate our Corporate staff and certain non-manufacturing U.S. employees, currently housed in four locations in the Hunt Valley, Maryland area, to the new headquarters building.

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
From time to time, we enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At August 31, 2017, the notional value of these contracts was $117.0 million. During the three and nine months ended August 31, 2017, we recognized gains of $2.9 million and $5.2 million, respectively, on the change in fair value of these contracts, which was offset by losses of $3.1 million and $6.0 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

During the nine months ended August 31, 2017, we entered into a total of $150 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $150 million of fixed rate notes by December 2017. The weighted average fixed rate of these agreements was 2.45% and was based upon the applicable U.S. LIBOR swap rate at the inception of each agreement. We cash settled these agreements upon issuance of the 3.40% fixed rate notes issued in August 2017 and made a one-time cash payment to the counterparties of $2.9 million. We designated these forward starting interest rate swap agreements as cash flow hedges. Amounts associated with these agreements, including the related mark-to-market prior to settlement were deferred in other comprehensive income. Upon settlement, the loss realized was recognized in other comprehensive and will be amortized over the life of the 3.40% fixed rate notes due August 15, 2027 as a component of interest expense. Ineffectiveness associated with these hedges was not material.
As of August 31, 2017, the maximum time frame for our foreign exchange forward contracts is 15 months.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$0.3	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	116.1	5.5	Other accrued liabilities	358.9	9.1
Total			$5.8			$9.1

As of August 31, 2016	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$5.5	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	153.8	3.4	Other accrued liabilities	236.4	2.3
Total			$8.9			$2.3

As of November 30, 2016	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$1.2
Foreign exchange contracts	Other current assets	204.3	4.9	Other accrued liabilities	244.9	5.4
Total			$4.9			$6.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine month periods ended August 31, 2017 and 2016 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2017	Three months ended August 31, 2016	Nine months ended August 31, 2017	Nine months ended August 31, 2016
Interest rate contracts	Interest expense	$0.2	$0.4	$0.7	$1.3

Three months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2017	2016	Hedged item		2017	2016
Foreign exchange contracts	Other income, net	$2.9	$—	Intercompany loans	Other income, net	$(3.1)	$—

Nine months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2017	2016	Hedged item		2017	2016
Foreign exchange contracts	Other income, net	$5.2	$—	Intercompany loans	Other income, net	$(6.0)	$—

Cash Flow Hedges
Three months ended August 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2017	2016		2017	2016
Interest rate contracts	$0.3	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	(4.7)	1.8	Cost of goods sold	0.3	—
Total	$(4.4)	$1.8		$0.2	$(0.1)

Nine months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2017	2016		2017	2016
Interest rate contracts	$(2.9)	$—	Interest expense	$(0.2)	$(0.2)
Foreign exchange contracts	(6.5)	1.7	Cost of goods sold	2.1	3.1
Total	$(9.4)	$1.7		$1.9	$2.9
For all derivatives, the net amount of accumulated other comprehensive income expected to be reclassified in the next 12 months is $3.4 million as a decrease to earnings. The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$166.1	$166.1	$—	$—
Insurance contracts	115.2	—	115.2	—
Bonds and other long-term investments	8.1	8.1	—	—
Interest rate derivatives	0.3	—	0.3	—
Foreign currency derivatives	5.5	—	5.5	—
Total	$295.2	$174.2	$121.0	$—
Liabilities
Foreign currency derivatives	$9.1	$—	$9.1	$—
Total	$9.1	$—	$9.1	$—

		August 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$134.2	$134.2	$—	$—
Insurance contracts	106.6	—	106.6	—
Bonds and other long-term investments	10.0	10.0	—	—
Interest rate derivatives	5.5	—	5.5	—
Foreign currency derivatives	3.4	—	3.4	—
Total	$259.7	$144.2	$115.5	$—
Liabilities
Foreign currency derivatives	$2.3	$—	$2.3	$—
Contingent consideration related to D&A acquisition	30.1	—	—	30.1
Total	$32.4	$—	$2.3	$30.1

		November 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$118.4	$118.4	$—	$—
Insurance contracts	106.0	—	106.0	—
Bonds and other long-term investments	10.2	10.2	—	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$239.5	$128.6	$110.9	$—
Liabilities
Foreign currency derivatives	$5.4	$—	$5.4	$—
Interest rate derivatives	1.2	—	1.2	—
Contingent consideration related to D&A acquisition	28.9	—	—	28.9
Total	$35.5	$—	$6.6	$28.9
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
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at August 31, 2017, August 31, 2016 and November 30, 2016 (in millions):

	August 31, 2017	August 31, 2016	November 30, 2016
Carrying amount	$5,027.8	$1,057.3	$1,056.9
Fair value	5,154.7	1,155.3	1,118.3

The acquisition-date fair value of the liability for contingent consideration related to our acquisition of Drogheria & Alimentari (D&A) in May 2015 was approximately $27.7 million (€25.2 million). The fair value of the liability both at acquisition and as of each reporting period prior to our agreement to settle the obligation in the second quarter of 2017, was estimated using a discounted cash flow technique applied to the expected payout with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the calendar 2017 earn-out period, adjusted for expectations of the amounts and ultimate resolution of likely disputes to be raised by the seller and by us as provided in the purchase agreement, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, have been recognized in income on a quarterly basis as of each reporting period prior to our agreement to settle the obligation in the second quarter of 2017. In the second quarter of 2017, we reached agreement with the sellers to settle the contingent consideration liability prior to its contractual term for approximately $29.3 million (€26.1 million), with $19.7 million (€17.6 million) paid in the third quarter of 2017. We previously prepaid €5.0 million at the date of acquisition. The balance of the liability is expected to be paid in the fourth quarter of 2017. Accordingly, during the nine months ended August 31, 2017, we recognized a $1.6 million gain on settlement in selling, general and administrative expense in our consolidated income statement.

The change in fair value of our Level 3 liabilities, which relates solely to the contingent consideration related to our acquisition of D&A prior to the agreed settlement in May 2017, for the nine months ended August 31, 2017 and 2016 is summarized as follows (in millions):

	Beginning of year	Changes in fair value including accretion	Impact of foreign currency	Effect of agreed upon settlement	Balance as of end of period
Nine months ended August 31, 2017	$28.9	$0.3	$1.7	$(30.9)	$—
Nine months ended August 31, 2016	$27.1	$1.3	$1.7	$—	$30.1

8.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

During the first quarter of 2017, we made the following significant changes to our employee benefit and retirement plans:

•
On December 1, 2016, our Management Committee approved the freezing of benefits under the McCormick U.K. Pension and Life Assurance Scheme (the U.K. plan). The effective date of this freeze is December 31, 2016. Although the U.K. plan has been frozen, employees who are participants in that plan retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

•
On January 3, 2017, our Management Committee approved the freezing of benefits under the McCormick Pension Plan, the defined benefit pension plan available to U.S. employees hired on or prior to December 31, 2011. The effective date of this freeze is November 30, 2018. Although the U.S. Pension plan will be frozen, employees who are participants in that plan will retain benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

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

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $77.7 million, which principally consist of curtailment gains of $76.7 million, and are included in our Consolidated Statement of Comprehensive Income for the nine months ended August 31, 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the nine months ended August 31, 2017, are also included in that statement as a component of Other comprehensive income (loss).

During the third quarter of 2017, we made the following changes to our postretirement medical and life insurance benefits impacting certain U.S. employees:

•
On August 23, 2017, our Management Committee approved changes to our postretirement medical benefits plan for eligible U.S. employees and retirees (employees hired after December 31, 2008 are not eligible for the subsidy). These changes included consolidating benefits providers and simplifying and reducing our subsidy for postretirement medical benefits. The effective date of the change in our subsidy is January 1, 2018.

•
On August 23, 2017, our Management Committee approved the elimination of life insurance benefits under our other postretirement benefit plan to eligible U.S. active employee (that life insurance benefit was available to U.S. employees hired on or prior to December 31, 2008). The effective date of this plan amendment is January 1, 2018, unless an employee commits to their retirement date by December 31, 2017 and retires on or before December 31, 2018.

As a result of these changes, we remeasured the other postretirement benefit obligation as of August 23, 2017, resulting in a reduction of the other postretirement benefit obligation of $27.1 million. These remeasurements resulted in an aggregate non-cash, pre-tax net prior service cost credit of $27.1 million, which is included in our Consolidated Statement of Comprehensive

Income for the three and nine months ended August 31, 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension and other postretirement plans. Deferred taxes associated with these aggregate prior service cost credits, together with other unrealized components of pension plans recognized during the nine months ended August 31, 2017, are also included in that statement as a component of Other comprehensive income (loss).

As part of the RB Foods acquisition in August 2017, we assumed a defined benefit pension plan that covers eligible union employees of the Reckitt Benckiser food business (the "RB Foods Union Pension Plan"). At the date of acquisition, based upon a preliminary valuation the funded status of the plan was $(19.9) million representing a benefit obligation of $48.1 million less the fair value of plan assets of $28.2 million. Plan assets consist of a mix of equities, fixed income funds and real estate funds. At the date of acquisition, based upon a preliminary valuation, the accumulated benefit obligation was $40.8 million. We expect to make a contribution to the RB Foods Union Pension Plan of approximately $5.0 million in the fourth quarter of 2017.

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, 2017 and 2016 (in millions):

	United States		International
	2017	2016	2017	2016
Defined benefit plans
Service cost	$3.4	$5.3	$1.4	$1.9
Interest costs	7.8	8.4	2.6	2.8
Expected return on plan assets	(10.3)	(10.1)	(3.8)	(4.1)
Amortization of net actuarial losses	1.3	3.1	1.0	1.1
Total pension expense	$2.2	$6.7	$1.2	$1.7

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, 2017 and 2016 (in millions):

	United States		International
	2017	2016	2017	2016
Defined benefit plans
Service cost	$10.7	$16.1	$4.2	$5.4
Interest costs	23.5	25.0	7.6	8.6
Expected return on plan assets	(30.8)	(30.4)	(11.2)	(12.4)
Amortization of prior service costs	—	—	0.6	0.2
Amortization of net actuarial losses	4.5	9.4	3.0	3.2
Total pension expense	$7.9	$20.1	$4.2	$5.0

During the nine months ended August 31, 2017 and 2016, we contributed $10.9 million and $22.1 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2016 were $25.1 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Other postretirement benefits
Service cost	$0.6	$0.6	$2.0	$2.0
Interest costs	0.9	1.0	2.7	2.9
Amortization of prior service costs	(0.3)	—	(0.3)	—
Amortization of (gains)/losses	—	—	(0.1)	—
Total other postretirement expense	$1.2	$1.6	$4.3	$4.9

9.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Stock-based compensation expense	$4.0	$4.0	$18.4	$19.8
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

	2017	2016
Risk-free interest rates	0.9 - 2.4%	0.5 - 1.9%
Dividend yield	1.9%	1.7%
Expected volatility	18.7%	18.7%
Expected lives (in years)	7.6	7.6
The following is a summary of our stock option activity for the nine months ended August 31, 2017 and 2016:

	2017		2016
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.9	$66.00	4.8	$59.20
Granted	0.6	98.07	0.7	99.92
Exercised	(0.6)	49.50	(0.6)	50.95
Outstanding at end of the period	4.9	$71.59	4.9	$66.07
Exercisable at end of the period	3.9	$65.12	3.4	$56.97
As of August 31, 2017, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $121.4 million and for options currently exercisable was $118.6 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2017 and 2016 was $26.9 million and $25.0 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2017 and 2016:

	2017		2016
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	267	$80.08	270	$71.03
Granted	130	94.63	104	96.59
Vested	(118)	80.62	(94)	72.21
Forfeited	(12)	90.65	(10)	80.47
Outstanding at end of period	267	$86.49	270	$80.17

The following is a summary of our LTPP activity for the nine months ended August 31, 2017 and 2016:

	2017		2016
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	201	$78.10	192	$70.94
Granted	78	89.96	108	86.40
Vested	(43)	69.04	(18)	64.74
Forfeited	—	—	(8)	79.45
Outstanding at end of period	236	$83.63	274	$77.22

10.	INCOME TAXES

Income taxes for the three months ended August 31, 2017 included $6.6 million of discrete tax benefits consisting of the following: (i) $4.6 million related to the reversal of unrecognized tax benefits and related interest associated with the settlement of tax audits in various jurisdictions and the expiration of a statute of limitation in a non-US jurisdiction, (ii) $1.2 million for an adjustment to a prior year tax accrual based on the final return filed, and (iii) $0.8 million of excess tax benefits associated with share-based compensation.

Income taxes for the nine months ended August 31, 2017 included $17.3 million of discrete tax benefits consisting of the following: (i) $9.4 million related to excess tax benefits associated with share-based compensation, (ii) the reversal of unrecognized tax benefits and related interest of $6.8 million associated with the expiration of statute of limitations and settlement of tax audits in various jurisdictions, (iii) $1.2 million for an adjustment to a prior year tax accrual based on the final return filed, less (iv) a net detriment of $0.1 million resulting from the revaluation of deferred tax assets related to legislation enacted in our first quarter.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and nine months ended August 31, 2017.

Income taxes for the three months ended August 31, 2016 included $10.0 million of discrete tax benefits, consisting primarily of the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in the U.S. and an international jurisdiction. Income taxes for the nine months ended August 31, 2016 included $20.7 million of discrete tax benefits that primarily consisted of the following: (i) the reversal of unrecognized tax benefits and related interest of $11.3 million related to the expiration of statutes of limitations in the U.S. and in international jurisdictions; (ii) a reversal of a valuation allowance on an international deferred tax asset of $6.4 million due to a change in facts that favorably impacted our assessment of the likely recoverability of that deferred tax asset; (iii) recognition of the tax year 2015 research tax credit of $2.8 million as a result of new legislation enacted in our first quarter; and (iv) a $1.0 million revaluation of a deferred tax liability as a result of legislation enacted in our first quarter reducing the statutory tax rate for a non-U.S. jurisdiction.

As of August 31, 2017, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

11.	EARNINGS PER SHARE AND STOCK ISSUANCE

On August 11, 2017, we issued 6,353,591 shares of our common stock non-voting in connection with our acquisition of RB Foods (see note 2), which included 828,729 shares from the exercise of the underwriters' option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million.
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Average shares outstanding – basic	126.3	126.4	125.5	126.8
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.5	1.5	1.7	1.4
Average shares outstanding – diluted	127.8	127.9	127.2	128.2

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2017 and 2016 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Anti-dilutive securities	1.3	0.3	1.1	0.4

The following table sets forth the common stock activity for the three and nine months ended August 31, 2017 and 2016 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Shares issued, net of shares withheld for taxes, under stock option, RSUs, LTPP and employee stock purchase plans	—	0.1	0.6	0.6
Shares issued in connection with RB Foods acquisition	6.4	—	6.4	—
Shares repurchased under the stock repurchase program	—	0.8	1.4	1.9
As of August 31, 2017, $191.3 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	August 31, 2017	August 31, 2016	November 30, 2016
Foreign currency translation adjustment	$(114.5)	$(214.5)	$(299.4)
Unrealized gain on foreign currency exchange contracts	(4.1)	1.5	3.9
Unamortized value of settled interest rate swaps	1.0	2.3	2.4
Pension and other postretirement costs	(148.3)	(189.5)	(221.3)
Accumulated other comprehensive loss	$(265.9)	$(400.2)	$(514.4)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and nine months ended August 31, 2017 and 2016 (in millions):

	Three months ended August 31,		Nine months ended August 31,		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2017	2016
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$0.1	$0.2	$0.2	Interest expense
Foreign exchange contracts	(0.3)	—	(2.1)	(3.1)	Cost of goods sold
Total before tax	(0.2)	0.1	(1.9)	(2.9)
Tax effect	0.1	—	0.6	0.7	Income taxes
Net, after tax	$(0.1)	$0.1	$(1.3)	$(2.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(0.3)	$—	$0.3	$0.2	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	2.3	4.2	7.4	12.6	SG&A expense/ Cost of goods sold
Total before tax	2.0	4.2	7.7	12.8
Tax effect	(0.7)	(1.4)	(2.7)	(4.3)	Income taxes
Net, after tax	$1.3	$2.8	$5.0	$8.5

(1) This accumulated other comprehensive income component is included in the computation of total pension expense (refer to note 8 for additional details).

13.	BUSINESS SEGMENTS

We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “Drogheria & Alimentari”, “Stubb's”, and “Gourmet Garden”. Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
Historically we have measured segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. Beginning in the third quarter of 2017, we also are excluding transaction and integration expenses related to our acquisition of RB Foods from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the RB Foods business. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.

	Consumer	Industrial	Total
		(in millions)
Three months ended August 31, 2017
Net sales	$696.8	$488.4	$1,185.2
Operating income excluding special charges and transaction and integration expenses	139.7	64.1	203.8
Income from unconsolidated operations	6.8	1.4	8.2

Three months ended August 31, 2016
Net sales	$662.0	$429.0	$1,091.0
Operating income excluding special charges	127.3	44.8	172.1
Income from unconsolidated operations	6.8	1.3	8.1

Nine months ended August 31, 2017
Net sales	$1,991.8	$1,351.4	$3,343.2
Operating income excluding special charges and transaction and integration expenses	328.9	150.0	478.9
Income from unconsolidated operations	20.0	3.6	23.6

Nine months ended August 31, 2016
Net sales	$1,937.6	$1,246.9	$3,184.5
Operating income excluding special charges	308.0	123.7	431.7
Income from unconsolidated operations	20.6	3.6	24.2

A reconciliation of operating income excluding special charges and, for 2017, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Industrial	Total
Three months ended August 31, 2017
Operating income excluding special charges and transaction and integration expenses	$139.7	$64.1	$203.8
Less: Special charges	3.0	1.7	4.7
Less: Transaction and integration expenses included in cost of goods sold	3.2	2.7	5.9
Less: Other transaction and integration expenses	16.3	8.2	24.5
Operating income	$117.2	$51.5	$168.7

Three months ended August 31, 2016
Operating income excluding special charges	$127.3	$44.8	$172.1
Less: Special charges	2.4	1.9	4.3
Operating income	$124.9	$42.9	$167.8

Nine months ended August 31, 2017
Operating income excluding special charges and transaction and integration expenses	$328.9	$150.0	$478.9
Less: Special charges	8.5	4.5	13.0
Less: Transaction and integration expenses included in cost of goods sold	3.2	2.7	5.9
Less: Other transaction and integration expenses	16.3	8.2	24.5
Operating income	$300.9	$134.6	$435.5

Nine months ended August 31, 2016
Operating income excluding special charges	$308.0	123.7	$431.7
Less: Special charges	7.2	2.6	9.8
Operating income	$300.8	121.1	421.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information—more fully described below under the caption Non-GAAP Financial Measures—that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data.
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
Acquisitions—Acquisitions are contributing approximately one-third of our sales growth. Since the beginning of 2015, we have completed seven acquisitions, which are driving sales in both our consumer and industrial segments. We have a robust pipeline of acquisition opportunities that meet the growing demand for flavor and health. In addition to bolt-on opportunities, we are seeking larger acquisitions. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets.
On August 17, 2017, we completed the acquisition of RB Foods for $4.21 billion. Due to our increased level of indebtedness as a result of that acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.
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
2017 outlook
We are projecting another year of strong financial performance in 2017 and, including the results of RB Foods from it acquisition date of August 17, 2017, expect our constant currency growth rate in sales and adjusted earnings per share to exceed our long-term constant currency financial growth objectives.
In 2017, we expect the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange to have a negative impact, as compared to 2016, on our sales and earnings. In 2017, sales are projected to grow 9% to 10%, which includes an estimated 1% unfavorable impact from foreign currency exchange rates. On a constant currency basis, sales are projected to grow 10% to 11%.
Led by CCI, we expect to reach cost savings of at least $105 million in 2017, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the mid-single digit range and we expect to offset most of this impact with our pricing actions. For 2017, we plan to increase brand marketing at a high-single digit rate.
Diluted earnings per share was $3.69 in 2016. Earnings per share for 2017 are projected to range from $3.69 to $3.73. Excluding the earnings per share impact of special charges of $0.09 in 2016, adjusted diluted earnings per share was $3.78 in 2016. Adjusted diluted earnings per share (excluding an estimated $0.12 per share impact from special charges and an estimated $0.39 per share impact per share from transaction and integration expenses related to the RB Foods acquisition [including the effect of the amortization of the acquisition-date fair value adjustments of inventories included in cost of goods sold, the bridge commitment fee included in other debt costs, and other transaction and integration expenses]) are projected to be $4.20 to $4.24 in 2017. On a constant currency basis, we expect adjusted diluted earnings per share in 2017 to grow 12% to 13% over adjusted diluted earnings per share of $3.78 in 2016. We expect this growth rate to be mainly driven by increased adjusted operating income.

RESULTS OF OPERATIONS – COMPANY

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Net sales	$1,185.2	$1,091.0	$3,343.2	$3,184.5
Percent increase	8.6%	2.9%	5.0%	2.9%
Gross profit	$484.4	$453.9	$1,342.0	$1,291.7
Gross profit margin	40.9%	41.6%	40.1%	40.6%

Sales for the third quarter of 2017 increased by 8.6% from the prior year level and by 8.4% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Sales in the third quarter of 2017 increased in both our consumer and industrial segments as the incremental impact of acquisitions added 4.0%, higher volume and product mix increased sales by 2.4% and pricing actions added 2.0%. Sales were slightly impacted by favorable foreign currency rates that added 0.2% to sales compared to the year-ago quarter and is excluded from our measure of sales growth of 8.4% on a constant currency basis.
Sales for the nine months ended August 31, 2017 increased by 5.0% from the prior year level and by 6.5% on a constant currency basis. For the nine months ended August 31, 2017, sales increased over the prior year in both our consumer and industrial segments as the incremental impact of acquisitions added 3.2%, pricing actions added 2.2% and higher volume and product mix increased sales by 1.1%. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 1.5% compared to the same period in 2016 and is excluded from our measure of sales growth of 6.5% on a constant currency basis.

Gross profit for the third quarter of 2017 increased by $30.5 million, or 6.7%, over the comparable period in 2016. Gross profit for the nine months ended August 31, 2017 increased by $50.3 million, or 3.9% over the comparable period in 2016. Our gross profit margins for the three and nine months ended August 31, 2017 were 40.9% and 40.1%, respectively, a decline of 70 basis points and 50 basis points, respectively, from the same periods in 2016. These margin decreases for both the quarter and year-to-date period were primarily due to material cost inflation, including unfavorable foreign currency effects. We were able to offset most of the material cost increases with price increases on a dollar basis, however, the net effect of these two factors had a negative impact on gross margin percentage for both the third quarter and first nine months of 2017, as compared to the 2016 periods. In addition, our gross profit for the three and nine months ended August 31, 2017 was burdened by a $5.9 million expense, representing the amortization of the fair value adjustment to the acquired inventories of RB Foods. We expect to expense the remainder of that fair value adjustment, or approximately $14 million, in the fourth quarter of 2017.

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Selling, general & administrative expense (SG&A)	$286.5	$281.8	$869.0	$860.0
Percent of net sales	24.2%	25.8%	26.0%	27.0%
SG&A as a percent of net sales decreased by 160 basis points from the year-ago quarter to 24.2% in the third quarter of 2017. SG&A as a percent of net sales decreased by 100 basis points from the year-ago period to 26.0% for the nine months ended August 31, 2017. The decrease in SG&A as a percent of net sales in the third quarter and first nine months of 2017 was principally attributable to lower pension expense, lower acquisition-related costs (excluding RB Foods acquisition-related costs as discussed below) and lower employee benefit expenses. The nine month results also include the benefit of a $1.6 million settlement gain realized on our early settlement of the D&A contingent consideration liability in the second quarter of 2017. The lower acquisition-related costs in the 2017 periods were primarily the result of costs associated with our investigation in 2016 of a large potential acquisition in the U.K. that we ultimately declined to pursue. In addition, the 2017 acquisition-related costs attributable to RB Foods are included in the line item Transaction and integration expenses in our consolidated income statement (and are further discussed below). Brand marketing costs were higher by $7.6 million and $11.4 million for the third quarter of 2017 and first nine months of 2017 as compared to the same periods for 2016.

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Total special charges	$4.7	$4.3	$13.0	$9.8

During the three months ended August 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $1.8 million related to third party expenses incurred associated with our evaluation of changes relating to our MGE initiative, $1.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, $1.1 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand and $0.4 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017. During the nine months ended August 31, 2017, we recorded $13.0 million of special charges, consisting primarily of $7.3 million related to third party expenses incurred associated with our evaluation of changes relating to our MGE initiative, $2.3 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, $1.4 million related to employee severance benefits and other costs directly associated with the relocation of one of Chinese manufacturing facilities, $1.5 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility under construction in

Thailand, and $0.6 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.3 million net credit recorded during the nine months ended August 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

During the three months ended August 31, 2016, we recorded $4.3 million of special charges, which consisted of $1.8 million for the planned exit from our current leased manufacturing facilities in Singapore and Thailand upon construction of a new manufacturing facility in Thailand, $1.7 million related to additional organization and streamlining actions associated with our EMEA region, and $0.8 million for employee severance and other exit costs related to the discontinuance of Kohinoor's non-profitable product lines. The EMEA and Kohinoor actions were initiated in 2015. During the nine months ended August 31, 2016, we recorded $9.8 million of special charges, consisting of $4.8 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, $1.8 million for the Singapore/Thailand actions, $1.7 million for employee severance and related costs associated with our North America effectiveness initiative, and $1.5 million for employee severance and other exit costs related to the discontinuance of Kohinoor's non-profitable rice product lines.

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Transaction expenses included in cost of goods sold	$5.9	$—	$5.9	$—
Transaction expenses included in other debt costs	15.4	—	15.4	—
Other transaction and integration expenses	24.5	—	24.5	—
Total	$45.8	$—	$45.8	$—

Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100 million, of which approximately $60 million represent estimated transaction expenses and the remainder represent estimated integration expenses. These costs are anticipated to be incurred through fiscal 2018 and primarily consist of amortization of the acquisition-date fair value adjustment of inventories of approximately $20 million that will be included in cost of goods sold; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs related to the Bridge financing commitment of $15.4 million that is included in other debt costs. Of the total anticipated transaction and integration expenses, we incurred $45.8 million in the three and nine months ended August 31, 2017 and expect to incur $31.4 million in the fourth quarter of 2017 and $22.8 million in fiscal 2018.

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Interest expense	$21.5	$14.1	$50.9	$41.7
Other income, net	1.2	0.2	2.5	2.0
Interest expense was higher in the three and nine months ended August 31, 2017, compared to the same periods of the prior year, due to an increase in average total borrowings as well as to higher short-term interest rates. The increase in average total borrowings was driven in large part by the debt secured in early August for the RB Foods financing. The increase in other income, net, for the three months ended August 31, 2017 was principally the result of higher interest income as compared to the third quarter of 2016. The increase in other income, net, for the nine months ended August 31, 2017 was principally the result of higher interest income, partially offset by higher non-operating foreign currency transaction losses recognized in 2017 compared to the same period in 2016.

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Income from consolidated operations before income taxes	$133.0	$153.9	$371.7	$382.2
Income taxes	33.0	34.3	93.6	91.5
Effective tax rate	24.8%	22.3%	25.2%	23.9%
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
Income tax expense for the three and nine months ended August 31, 2017 included net discrete tax benefits of $6.6 million and $17.3 million, respectively (including $0.8 million and $9.4 million, respectively, of excess tax benefits associated with share-based payments to employees). Income tax expense for the three and nine months ended August 31, 2016 included net discrete tax benefits of $10.0 million and $20.7 million, respectively. See note 10 of the accompanying financial statements for a further description of these discrete items.
Absent additional discrete items for the remainder of the year, we expect an annual effective tax rate in 2017 of approximately 28%.

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
Income from unconsolidated operations	$8.2	$8.1	$23.6	$24.2
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, increased by $0.1 million for the three months ended August 31, 2017, as compared to the year-ago period, due to improved performance of one of our joint ventures in India, following losses in the year-ago period, that more than offset an approximate 5% decline in income from our principal joint venture in Mexico due to the unfavorable impact of foreign currency. For the nine months ended August 31, 2017, income from unconsolidated operations decreased by $0.6 million, as a decline in income from our principal joint venture in Mexico was partially offset by the previously described return to profitability of our Indian joint venture. Income of our joint venture in Mexico declined approximately 16% for the nine months ended August 31, 2017 due to the unfavorable impact of foreign currency, despite growing sales at a high single-digit rate in local currency as compared to the first nine months of 2016. We anticipate income from unconsolidated operations to be unfavorably impacted by foreign currency headwinds throughout the remainder of 2017.
The following table outlines the major components of the change in diluted earnings per share from 2016 to 2017:

	Three months ended August 31,	Nine months ended August 31,
2016 Earnings per share – diluted	$1.00	$2.46
Increase in operating income	0.19	0.28
Increase in special charges	—	(0.03)
Transaction and integration expenses and other debt costs attributable to RB Foods acquisition	(0.24)	(0.24)
Increase in interest expense	(0.04)	(0.05)
Increase in other income	0.01	—
Impact of income tax rate	(0.07)	(0.07)
Impact of lower shares outstanding	—	0.02
2017 Earnings per share – diluted	$0.85	$2.37

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges, as well as transaction and integration expenses related to our RB Foods acquisition. See note 12 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges as well as transaction and integration expenses related to our RB Foods acquisition, to consolidated operating income. In the following discussion we refer to our previously described measure of segment profit as segment operating income.

CONSUMER SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
(in millions)
Net sales	$696.8	$662.0	$1,991.8	$1,937.6
Percent increase	5.3%	5.0%	2.8%	4.7%
Segment operating income	$139.7	$127.3	$328.9	$308.0
Segment operating income margin	20.0%	19.2%	16.5%	15.9%
In the third quarter of 2017, sales of our consumer segment increased by 5.3%, as compared to the third quarter of 2016, and increased by 4.6% on a constant currency basis. The incremental impact of the RB Foods acquisition, completed on August 17, 2017, added 1.9% to consumer segment sales in the third quarter of 2017. Pricing actions, taken in response to higher material costs, and slightly higher volume and product mix added 2.4% and 0.3%, respectively, to sales in the third quarter of 2017 compared to the same period last year. Sales in the quarter reflected a favorable impact from foreign currency rates that increased consumer segment sales by 0.7% compared to the year-ago quarter and is excluded from our measure of sales growth of 4.6% on a constant currency basis
In the Americas, consumer sales rose 7.0% in the third quarter of 2017 as compared to the third quarter of 2016 and rose by 6.9% on a constant currency basis. Pricing actions added 3.1% to sales for the quarter, while higher volume and product mix increased sales by 1.1%. The incremental impact of the RB Foods acquisition added 2.7% to sales for the third quarter of 2017. Pricing actions that were taken in response to commodity cost increases had the expected unfavorable elasticity impacts in our volume and product mix. However, despite those unfavorable impacts, higher volume and product mix increased sales by 1.1% in the third quarter of 2017 driven by new products, expanded distribution and increases in base unit consumption. McCormick and Lawry's brand spices and seasonings, Gourmet Garden and Stubb's products and McCormick brand recipe mixes were all drivers of the sales growth, which was partially offset soft sales of Zatarain’s products. In addition to these factors, the favorable impact of foreign currency rates increased sales by 0.1% in the quarter and is excluded from our measure of sales growth of 6.9% on a constant currency basis.

In the EMEA region, consumer sales increased 1.3% in the third quarter of 2017 as compared to the third quarter of 2016, but decreased 2.3% on a constant currency basis. Pricing actions added 0.6% to net sales and the incremental impact of our third quarter 2017 acquisition of RB Foods added 0.1% to sales in the third quarter of 2017. These factors were offset by a 3.0% decline in volume and product mix. As in the first half of 2017, the U.K. continued to operate in a challenging retail market that continues to adversely impact sales. This adverse impact included a reduction in the number of Schwartz brand products by a large U.K. retailer, which has been rationalizing its portfolio to gain space for general merchandise. Several other markets in EMEA also experienced declines in volume and product mix in the third quarter of 2017, as compared to the same period in 2016. During the third quarter of 2017, a favorable impact from foreign currency rates increased sales by 3.6% compared to the year-ago period and is excluded from our measure of the sales decline of 2.3% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 2.5% in the third quarter of 2017 and increased by 3.0% on a constant currency basis. Sales in the quarter reflected an increase of 1.6% attributable to higher pricing and an increase of 1.4% attributable to volume and product mix. In China, sales increases were driven by liquid products, including sauces and cooking wines, partially offset by timing following a strong second quarter. Sales growth in India was led by new consumer pack formats, price management and the launch of spice mixes. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 0.5% compared to the third quarter of 2017 and is excluded from our measure of sales growth of 3.0% on a constant currency basis.

For the nine months ended August 31, 2017, our consumer segment sales rose 2.8% compared to the nine months ended August 31, 2016 and rose by 3.6% on a constant currency basis. The acquisitions of Gourmet Garden, completed in April 2016, and RB Foods, completed in August 2017, added 2.0% to our sales for the 2017 period and pricing actions, taken in response to higher material costs, added 2.1%, and were partially offset by lower volume and product mix that reduced sales by 0.5%, all in comparison to the prior year level. The net effect of these factors offset an unfavorable impact from foreign currency rates that decreased sales by 0.8% compared to the prior year level and is excluded from our measure of sales growth of 3.6% on a constant currency basis.

Segment operating income for the third quarter of 2017 for our consumer segment increased by $12.4 million, or 9.7%, compared to the third quarter of 2016, and increased by 9.4% on a constant currency basis. This increase was due to the impact of lower non-RB Foods acquisition-related transaction costs, cost savings and favorable employee related costs that more than offset the unfavorable impact of higher material costs and $5.4 million of higher brand marketing. The net effect of these factors, in addition to a favorable impact from foreign currency rates that increased segment operating income for the third quarter of 2017 by 0.3% from the prior year level and is excluded from our measure of growth in segment operating income of 9.4% on a constant currency basis.

Segment operating income for the nine months ended August 31, 2017 for our consumer segment rose by $20.9 million, or 6.8%, compared to the same period of 2016 and rose by 7.3% on a constant currency basis. Segment operating income for our consumer segment increased in the first nine months of 2017, compared to the prior year level, due to the impact of lower non-RB Foods acquisition-related transaction costs, cost savings and favorable employee related costs that more than offset the unfavorable impact of higher material costs and a $6.4 million increase in brand marketing expense, as compared to the first nine months of 2016. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced segment operating income by 0.5% in the nine months ended August 31, 2017 as compared to the prior year level and is excluded from our measure of growth in segment operating income of 7.3% on a constant currency basis.

INDUSTRIAL SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016

Net sales	$488.4	$429.0	$1,351.4	$1,246.9
Percent increase (decrease)	13.8%	(0.1)%	8.4%	0.2%
Segment operating income	$64.1	$44.8	$150.0	$123.7
Segment operating income margin	13.1%	10.4%	11.1%	9.9%
In the third quarter of 2017, sales of our industrial segment increased by 13.8%, as compared to the third quarter of 2016, and increased by 14.4% on a constant currency basis. Our acquisitions of Giotti in December 2016 and RB Foods in August 2017 increased industrial segment sales by 7.2% during the third quarter of 2017. Higher volume and product mix increased sales by 5.8% and pricing actions, taken in response to higher material costs, increased sales by 1.4% in the third quarter of 2017. These factors offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 0.6% compared to the year-ago quarter and is excluded from our measure of sales growth of 14.4% on a constant currency basis.
In the Americas, industrial sales increased by 9.9% during the third quarter of 2017 from the prior year level and increased by 9.6% on a constant currency basis. Our acquisition of RB Foods in August 2017 increased industrial segment sales in the region by 3.5% during the third quarter of 2017. Higher volume and product mix increased sales by 4.8%, while pricing actions added 1.3% to our industrial sales in the Americas. The growth was broad based and led by continued momentum in branded foodservice. Base business growth and new products drove sales increases to both packaged food companies and quick service restaurants. A favorable impact from foreign currency rates increased sales by 0.3% compared to the third quarter of 2016 and is excluded from our measure of sales growth of 9.6% on a constant currency basis.

In the EMEA region, industrial sales increased 26.6% in the third quarter of 2017 from the prior year level and increased by 30.8% on a constant currency basis. Our acquisition of Giotti in December 2016 increased industrial segment sales in the region by 25.1% during the third quarter of 2017. Pricing actions added 2.4% to sales in the third quarter of 2017. In addition, higher volume and product mix increased sales by 3.3% in the third quarter, driven by growth with both quick service restaurants and packaged food companies. Our 2017 industrial sales growth in the region overcame a headwind related to the 2016 exit from our unprofitable consolidated joint venture in South Africa. The net effect of these factors was offset by an unfavorable impact from foreign currency rates that reduced sales by 4.2% compared to the third quarter of 2016 and is excluded from our measure of sales growth of 30.8% on a constant currency basis.

In the Asia/Pacific region, industrial sales increased 16.4% in the third quarter of 2017, compared to the third quarter of 2016, and increased by 16.6% on a constant currency basis. Higher volume and product mix increased sales by 16.4% during the quarter and pricing actions increased sales by 0.2%. The main driver of the volume and product mix increase was higher sales to quick service restaurants in the region, benefiting from both new products and customer promotional products. The net effect of these factors was offset by a modest unfavorable impact from foreign currency rates that reduced sales by 0.2% compared to the third quarter of 2016 and is excluded from our measure of sales growth of 16.6% on a constant currency basis.

For the nine months ended August 31, 2017, industrial segment sales increased 8.4%, as compared to the prior year, and increased by 10.9% on a constant currency basis. Industrial segment sales rose in the first nine months of 2017 due to the impact of the Giotti and RB Foods acquisition that increased sales by 4.9%. In addition, higher volume and product mix added 3.7% and pricing actions, taken in response to higher material costs, added 2.3% to sales, both in comparison to the prior year. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 2.5% from the 2016 levels and is excluded from our measure of sales growth of 10.9% on a constant currency basis.

Segment operating income for the third quarter of 2017 for our industrial segment increased by $19.3 million, or 43.1%, compared to the third quarter of 2016, and increased by 44.3% on a constant currency basis. Segment operating income for our industrial segment increased in the third quarter of 2017, compared to the corresponding period in 2016, driven by sales growth, a shift to more value-added products, cost savings and favorable employee related costs, offset in part by higher material costs and an $2.1 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced segment operating income by 1.2% from the prior year level and is excluded from our measure of growth in segment operating income of 44.3% on a constant currency basis.

Segment operating income for the nine months ended August 31, 2017 for our industrial segment rose by $26.3 million, or 21.3%, compared to the same period of 2016 and rose by 25.9% on a constant currency basis. For the nine months ended August 31, 2017 as compared to the corresponding period in 2016, the favorable impact of higher sales, cost savings and favorable employee related costs, more than offset the unfavorable impact of increases in material costs and a $5.0 million increase in brand marketing. The net effect of these factors offset an unfavorable impact from foreign currency rates that reduced segment operating income by 4.6% from the prior year level and is excluded from our measure of growth in segment operating income of 25.9% on a constant currency basis.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts:

	August 31, 2017	August 31, 2016	November 30, 2016
Notional value	$475.0	$390.2	$449.2
Unrealized net (loss) gain	(3.6)	1.1	(0.5)
The quarterly fluctuation in notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at August 31, 2017. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rate as of August 31, 2017.

	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt
Fixed rate	$0.6	$250.5	$0.2	$0.2	$3,311.1	$3,562.6	$3,654.9
Average interest rate	6.40%	5.75%	11.94%	11.94%	3.37%	—	—
Variable rate	$368.0	$75.0	$75.0	$825.0	$506.2	$1,849.2	$1,849.2
Average interest rate	1.99%	2.56%	2.56%	2.45%	2.56%	—	—

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of August 31, 2017, other than our short-term borrowing, long-term debt, interest payments and contingent consideration liability, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2016. The following table reflects a summary of our cash contractual obligations for short-term borrowings, long-term debt and interest payments due by fiscal year as of August 31, 2017.

	Total	2017	2018-2019	2020-2021	2022 and Thereafter
Short-term borrowings	$349.2	$349.2	$—	$—	$—
Long-term debt	5,062.6	19.4	400.7	1,075.5	3,567.0
Interest payments	1,217.9	8.3	301.6	267.6	640.4
As more fully described in note 6 of the accompanying financial statements, we agreed to early settle the contingent consideration liability associated with our acquisition of D&A in the amount of approximately $29.3 million (€26.1 million).

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges - Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Global Industrial Segment and McCormick International; President, Global Consumer Segment and North America; Senior Vice President, Human Relations; and Senior Vice President, Strategy and Global Enablement. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.

•
Transaction and integration costs associated with the RB Foods acquisition - Beginning in 2017, we revised our non-GAAP measures to exclude certain costs associated with our acquisition of RB Foods in August of 2017 and its subsequent integration into the Company. We made this change because of the significance of the RB Foods acquisition and therefore the impact on the comparability of our results of the costs associated with the acquisition and subsequent integration. Such costs, which we refer to as “Transaction and integration costs” include the cost of goods sold impact of the acquisition date fair value adjustment for inventory, transaction costs associated with the acquisition, integration costs following the acquisition, and the bridge financing costs. In our income statement, we include the impact of the fair value adjustment for inventory in cost of goods sold, the bridge financing cost in other debt costs, and present all other transaction and integration costs associated with the RB Foods acquisition separately. The size of this acquisition and related costs distinguishes it from our past, recent and smaller acquisitions, the costs of which have not been excluded from our non-GAAP financial measures.
Details with respect to the composition of special charges, transaction and integration expenses and other debt costs recorded for the periods and in the amounts set forth below are included in notes 2 and 3 of the accompanying financial statements or of the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2016.
We believe that these non-GAAP financial measures are important. The exclusion of the items noted above provides additional information that enables enhanced comparisons to prior periods and, accordingly, facilitates the development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2016	For the three months ended August 31,		For the nine months ended August 31,		Estimated for the year ending November 30, 2017
		2017	2016	2017	2016
Operating income	$641.0	$168.7	$167.8	$435.5	$421.9

Impact of transaction and integration expenses (1)	—	30.4	—	30.4	—
Impact of special charges (2)	16.0	4.7	4.3	13.0	9.8

Adjusted operating income	$657.0	$203.8	$172.1	$478.9	$431.7

Income from unconsolidated operations	$36.1	$8.2	$8.1	$23.6	$24.2
Impact of special charges attributable to non-controlling interests (3)	(1.9)	—	—	—	—
Adjusted income from unconsolidated operations	$34.2	$8.2	$8.1	$23.6	$24.2

Net income	$472.3	$108.2	$127.7	$301.7	$314.9
Impact of transaction and integration expenses (1)		31.1	—	31.1	—
Impact of special charges (2)	13.0	3.2	3.4	9.1	7.4
Impact of special charges attributable to non-controlling interests (3)	(1.9)	—	—	—	—
Adjusted net income	$483.4	$142.5	$131.1	$341.9	$322.3

Earnings per share – diluted	$3.69	$0.85	$1.00	$2.37	$2.46	$3.69 to $3.73
Impact of transaction and integration expenses (1)	—	0.24	—	0.24	—	0.39
Impact of total special charges (2)	0.10	0.03	0.03	0.08	0.05	0.12
Impact of special charges attributable to non-controlling interests (3)	(0.01)	—	—	—	—	—
Adjusted earnings per share – diluted	$3.78	$1.12	$1.03	$2.69	$2.51	$4.20 to $4.24

(1)
As more fully described in note 2 to our accompanying financial statements, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the three and nine months ended August 31, 2017 (in millions, except per share amounts):

	Transaction and integration expenses included in cost of goods sold	$5.9
	Reflected in transaction and integration expenses	24.5
	Transaction and integration expenses included in operating income	30.4
	Transaction and integration expenses included in other debt costs	15.4
	Total pre-tax transaction and integration expenses	45.8
	Less: Tax effect	(14.7)
	Total after-tax transaction and integration expenses	$31.1
	Impact of total after-tax transaction and integration expenses on diluted earnings per share
	For the three months ended August 31, 2017	$0.24
	For the nine months ended August 31, 2017	$0.24

(2)
Total special charges of $16.0 million for the year ended November 30, 2016 are net of taxes of $3.0 million. Total special charges of $4.7 million and $13.0 million for the three and nine months ended August 31, 2017 are net of taxes of $1.5 million and $3.9 million, respectively. Total special charges of $4.3 million and $9.8 million for the three and nine months ended August 31, 2016 are net of taxes of $0.9 million and $2.4 million, respectively.

(3)
Represents the portion of the total special charges of $2.8 million, net of taxes of $0.9 million, for the year ended November 30, 2016 associated with our exit of a consolidated joint venture in South Africa, attributable to our former joint venture partner.

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

Constant currency growth rates follow:

	Three Months Ended August 31, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	7.0%	0.1%	6.9%
EMEA	1.3%	3.6%	(2.3)%
Asia/Pacific	2.5%	(0.5)%	3.0%
Total Consumer	5.3%	0.7%	4.6%
Industrial segment:
Americas	9.9%	0.3%	9.6%
EMEA	26.6%	(4.2)%	30.8%
Asia/Pacific	16.4%	(0.2)%	16.6%
Total Industrial	13.8%	(0.6)%	14.4%
Total net sales	8.6%	0.2%	8.4%

Adjusted operating income:
Consumer segment	9.7%	0.3%	9.4%
Industrial segment	43.1%	(1.2)%	44.3%
Total adjusted operating income	18.4%	(0.1)%	18.5%

	Nine Months Ended August 31, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	4.8%	—%	4.8%
EMEA	(5.3)%	(1.3)%	(4.0)%
Asia/Pacific	6.6%	(3.8)%	10.4%
Total Consumer	2.8%	(0.8)%	3.6%
Industrial segment:
Americas	6.2%	(0.8)%	7.0%
EMEA	16.7%	(8.9)%	25.6%
Asia/Pacific	7.7%	(2.1)%	9.8%
Total Industrial	8.4%	(2.5)%	10.9%
Total net sales	5.0%	(1.5)%	6.5%

Adjusted operating income:
Consumer segment	6.8%	(0.5)%	7.3%
Industrial segment	21.3%	(4.6)%	25.9%
Total adjusted operating income	10.9%	(1.7)%	12.6%

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

Projection for Year Ending November 30, 2017
Percentage change in adjusted earnings per share	11% to 12%
Impact of foreign currency exchange	(1)%
Percentage change in adjusted earnings per share in constant currency	12% to 13%

In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually commencing on November 30, 2018. As of August 31, 2017, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve month periods ended August 31, 2017, August 31, 2016 and November 30, 2016:

	August 31, 2017	August 31, 2016	November 30, 2016
Net income	$459.1	$464.1	$472.3
Depreciation and amortization	116.0	109.5	108.7
Interest expense	65.2	55.5	56.0
Income tax expense	155.1	150.9	153.0
EBITDA	$795.4	$780.0	$790.0
Adjustments to EBITDA	82.0	31.4	36.1
Adjusted EBITDA	$877.4	$811.4	$826.1

Net debt	$5,285.9	$1,557.4	$1,403.8

Leverage ratio (1)	6.0	1.9	1.7

(1)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of August 31, 2017, our leverage ratio under the terms of those agreements is 4.9.

(2)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and Term Loan agreements and includes special charges, stock-based compensation expense and, for the trailing twelve-month period ended August 31, 2017, transaction and integration costs, including other debt costs.

Our long-term target for our leverage ratio is 1.5 to 1.8. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2017	2016

Net cash provided by operating activities	$303.0	$322.4
Net cash used in investing activities	(4,435.1)	(201.8)
Net cash provided by (used in) financing activities	4,166.7	(92.2)
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

Operating Cash Flow—Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2017, cash flow from operations was $19.4 million lower than the same period of 2016. The decrease was mainly due to the payment of the Bridge financing commitment fee, timing of income tax payments and higher incentive compensation payments in 2017 compared to the prior year related to our fiscal year 2016 financial performance.
Investing Cash Flow—Investing activities used cash of $4,435.1 million and $201.8 million for the nine months ended August 31, 2017 and 2016, respectively. That increase was primarily attributable to the acquisition of RB Foods in the 2017 period for $4,205.7 million and a higher level of capital expenditures in the 2017 period. During the first nine months of 2017, we also spent $124.0 million to acquire the Giotti business, as compared to spending $116.2 million to acquire Gourmet Garden in the first nine months of 2016 (see note 2 of the accompanying financial statements for additional information with respect to these acquisitions). During the first nine months of 2017, capital expenditures increased by $20.5 million over the 2016 level to $108.4 million. Capital expenditures for fiscal year 2017 are expected to be $170 million to $190 million
Financing Cash Flow—Financing activities provided cash flow of $4,166.7 million for the first nine months of 2017, as compared to a cash usage of $92.2 million for the corresponding period in 2016. The primary drivers behind this change are as follows.
During the nine months ended August 31, 2017, we issued $4,000.0 million of long-term debt, including $2,500.0 million of notes and $1,500.0 million of term loans (see note 5 of the accompanying financial statements for additional information with respect to this long-term debt). The net proceeds from the issuance of this long-term debt were $3,977.6 million. We also paid $6.1 million of costs associated with the issuance of debt and our $1.0 billion revolving credit facility.
During the nine months ended August 31, 2017, we repaid $3.9 million of long-term debt, a decrease of $198.1 million from the $202.0 million repaid in the same period in 2016 due principally to the maturity in December 2015 of $200 million of 5.2% notes. During the nine months ended August 31, 2017, we repaid, on a net basis, $43.3 million of short-term borrowings as compared to proceeds from short-term borrowings of $419.9 million.
During the nine months ended August 31, 2017, we issued 6,353,591 shares of our common stock non-voting in connection with our acquisition of RB Foods (see note 2), which included 828,729 shares from the exercise of the underwriters' option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million.
The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2017 and 2016:

	2017	2016
Number of shares of common stock repurchased	1.4	1.9
Dollar amount	$135.8	$178.9
As of August 31, 2017, $191 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.
During the nine months ended August 31, 2017, we received proceeds of $26.5 million from exercised options compared to $35.9 million received in the corresponding 2016 period. We increased dividends paid by $12.4 million, to $176.0 million for the first nine months of 2017 from $163.6 million in the same period last year. Dividends paid in the first quarter of 2017 were declared on November 29, 2016.
In accordance with our adoption of ASU No. 2016-09 (see note 1 of the accompanying financial statements for additional information), we are classifying amounts paid by us to taxing authorities when directly withholding shares associated with employees income tax withholding obligations on share-based awards as a financing activity in our cash flow statement for the nine months ended August 31, 2017, and have restated the cash flow statement for the nine months ended August 31, 2016 for retrospective application. The amount of that tax withholding was $5.4 million for the nine months ended August 31, 2017, compared to $3.5 million for the comparable period in 2016.
During the nine months ended August 31, 2017, we paid $19.7 million in contingency consideration associated with the D&A acquisition (see note 7 of the accompanying financial statements for additional information with respect to this contingent consideration). In addition, during the nine months ended August 31, 2017, we paid $1.2 million to purchase the minority interest in our Kohinoor business in India.

The following table presents our leverage ratios for the trailing twelve month periods ended August 31, 2017, August 31, 2016 and November 30, 2016:

	August 31, 2017	August 31, 2016	November 30, 2016
Leverage ratios	6.0	1.9	1.7
Our leverage ratio was 6.0 as of August 31, 2017 as compared to the ratios of 1.7 and 1.9 as of November 30, 2016 and August 31, 2016, respectively. The increase in the ratio from 1.7 as of November 30, 2016 to 6.0 as of August 31, 2017 is principally due to an increase in total debt associated with the funding, net of cash flow from operations for the first nine months of 2017, of our acquisitions of RB Foods and Giotti, repurchases of common stock and payment of dividends.
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of August 31, 2017, our leverage ratio under the terms of those agreements is 4.9.
Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2017, we did not use any cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2016, we temporarily used $140.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2017 and August 31, 2016 were $732.0 million and $582.4 million, respectively. Total average debt outstanding for the nine months ended August 31, 2017 and August 31, 2016 was $2,231.4 million and $1,637.4 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2017, the exchange rate for the British pound sterling was lower than at August 31, 2016. At August 31, 2017, the exchange rates for the Euro, the Australian dollar, the Canadian dollar, the Chinese renminbi and the Polish zloty were higher than at August 31, 2016. At August 31, 2017, the exchange rates for the Euro, the British pound sterling, the Canadian dollar, the Australian dollar, the Chinese renminbi and the Polish zloty were higher than at November 30, 2016.
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
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements. In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will support our commercial paper program and expire in August 2022. The pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The credit facility restricts subsidiary indebtedness and requires us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable we could borrow directly under our revolving credit facility. The facility is made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which would reduce our ability to grow through funding of seasonal working capital.
We engage in regular communication with all banks participating in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services, and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.
We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2017 of approximately $19 million. In 2016, we contributed $25.1 million to our pension plans in 2016, which included a $10 million voluntary contribution. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that accrual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
In addition to our discussion of critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, we are providing the following update in light of the significance of our acquisition of RB Foods on August 17, 2017:
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

Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2016, we had $1,771.4 million of goodwill recorded in our balance sheet ($1,608.3 million in the consumer segment and $163.1 million in the industrial segment). Our fiscal year 2016 impairment testing indicated that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
As of August 31, 2017, as a result of the acquisitions that occurred during fiscal 2017, our goodwill balance increased by approximately $2.6 billion to $4,503.3 million of goodwill ($3,399.6 million in the consumer segment and $1,103.7 million in the industrial segment). Since the carrying values of our 2017 acquisitions approximate their acquisition-date fair values, determined on a discounted cash flow basis, inclusion of those acquisitions into our reporting units may erode the previously described excess of current fair value of reporting units over carrying values as of November 30, 2016.

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
As of August 31, 2017, we had $2,816.3 million of brand name assets and trademarks recorded in our balance sheet. Of this amount $2,475.0 million relates to the RB Foods acquisition. The brand names and trademarks related to recent acquisitions (in particular, our most recent—and most significant—acquisition, RB Foods) may be more susceptible to future impairment as their carrying values represent recently determined fair values. A change in assumptions with respect to future performance of these recently acquired businesses, or a change in other assumptions, could result in impairment losses in the future.

FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions and brand marketing support, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods, the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins, the expected impact of productivity improvements, including those associated with comprehensive continuous improvement and McCormick global enablement, the expected working capital improvements, expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion, expected trends in net sales and earnings performance and other financial measures, the expectations of pension and postretirement plan contributions and anticipated charges associated with such plans, the holding period and market risks associated with financial instruments, the impact of foreign exchange fluctuations, the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing, the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; difficulties or delays in the successful as well as risks associated with the integration and transition of the operations, systems and personnel of the RB Foods, within the term of the six-month post-closing transition services agreement between McCormick and the seller; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on reacting to certain economic and industry conditions and our ability to borrow or the cost of any such additional borrowing; the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with the company's information technology systems, the threat of data breaches and cyber attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in the company's filings with the Securities and Exchange Commission.
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

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls: No change occurred in our “internal control over financial reporting” as defined in Rule 13a-15(f)) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15a) as materially affecting or reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On August 17, 2017, we acquired RB Foods for $4.21 billion (see note 2 to the accompanying financial statements). As permitted by the Securities and Exchange Commission Staff interpretative guidance for newly acquired businesses, management will exclude RB Foods from its evaluation of internal control over financial reporting as of November 30, 2017.
In connection with the acquisition, we entered into a six-month transition services agreement under which the former parent of RB Foods agreed to continue to provide the acquired business with certain services, including accounting, human resources, warehousing and supply chain, and information technology services until the end of the agreement at which time it is expected that all business critical services will be provided by McCormick.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.A	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, except as disclosed below to reflect certain specific risks associated with our acquisition, financing and integration of RB Foods:

We have incurred significant transaction costs in connection with the acquisition of RB Foods that could adversely affect our results of operations.
We have incurred, and will continue to incur, significant transaction costs in connection with the RB Foods acquisition (the “Acquisition”), including payment of certain fees and expenses incurred in connection with the Acquisition and related transactions to finance it. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.

Furthermore, we may incur material severance expenses and restructuring charges in connection with the Acquisition, which may adversely affect our operating results following the closing of the Acquisition in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
We have incurred additional indebtedness to finance the Acquisition and may not be able to meet our debt service requirements.
With this Acquisition, we have a significant amount of indebtedness outstanding. As of August 31, 2017, the indebtedness of McCormick and its subsidiaries is approximately $5.4 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

•	reducing the benefits that we expect to receive from the Acquisition;

•	increasing our debt service obligations, making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing;

•	increasing our exposure to negative fluctuations in interest rates;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and

•	restricting us from pursuing certain business opportunities, including other acquisitions.

RB Foods may underperform relative to our expectations.
Following completion of the Acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and RB Foods have achieved prior to the completion of the Acquisition or might have achieved separately. The business and financial performance of the Acquired Business are subject to certain risks and uncertainties. Our failure to do so could have a material adverse effect on our financial condition and results of operations.
We may fail to realize all of the anticipated benefits of the Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating RB Foods.
Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate RB Foods, which is a complex, costly and time-consuming process. The nature of a carve-out acquisition makes it inherently more difficult to assume operations upon closing of the Acquisition and to integrate activities, as certain systems, processes and employees may not all be transferred with RB Foods to support such activities. As a result, we will be required to devote significant management attention and resources to integrate the business practices and operations of McCormick and RB Foods. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of RB Foods may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges include:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	managing the potential impact of competing or duplicative products;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	the impact of potential liabilities we may be inheriting from RB Foods.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if RB Foods is integrated successfully, the full anticipated benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the Acquisition and negatively impact the price of shares of our common stock. As a result, it cannot be assured that the Acquisition will result in the realization of the full anticipated benefits.
We expect that, for a period of time following the completion of the Acquisition, we will have significantly less cash on hand than prior to the closing.
We expect to have, for a period of time following the completion of the Acquisition, significantly less cash and cash equivalents on hand than the cash we had on hand prior to the Acquisition. Although our management believes that it will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents for a period of time following the completion of the Acquisition could constrain our ability to grow our business. Our more leveraged financial position following the Acquisition could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors that have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all.

Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital.
Our credit ratings at any time will reflect each rating organization’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. Our credit ratings were downgraded following the financing for the Acquisition, and any reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that were available to us prior to the Acquisition and the transactions to finance it. If our credit ratings are further downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
The Acquisition has significantly increase our goodwill and other intangible assets.
We have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have negative impact on our consolidated results of operations.
Curtailment of our share repurchase program may not enhance shareholder value.

In connection with the Acquisition, we have curtailed the repurchases of our shares under our share repurchase program. We announced our intention to reduce our leverage ratio by curtailing our share repurchase program, but there can be no assurance that curtailment of the program will result in the reduction of our leverage ratio. Our board of directors reserves the right to expand or terminate the share repurchase program at any time. Curtailment of the share repurchase program may not have the intended effects and may have a negative impact on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not have any purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2017.
As of August 31, 2017, $191 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In connection with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2017, we issued 75,158 shares of CSNV in exchange for shares of CS and issued 552 shares of CS in exchange for shares of CSNV.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Stock Purchase Agreement (Exhibit 2(i)) has been filed to provide investors and security holders with information regarding its terms.  It is not intended to provide any other information about the Acquired Business, sellers or McCormick. The Agreement contains representations, warranties and covenants of the parties thereto made to and solely for the benefit of each other, and such representations, warranties and covenants may be subject to materiality and other qualifiers applicable to the contracting parties that differ from those that may be viewed as material to investors. The assertions embodied in those representations, warranties and covenants are qualified by information in confidential disclosure schedules that the sellers delivered in connection with the execution of the Agreement and were made only as of the date of the Agreement. Accordingly, investors and security holders should not rely on the representations, warranties and covenants as characterizations of the actual state of facts. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreement, which subsequent information may or may not be fully reflected in McCormick’s public disclosures.

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(2)		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(i) Stock Purchase Agreement, dated July 18, 2017, by and among McCormick & Company, Incorporated, The R.T. French’s Food Group Limited, Reckitt Benckiser LLC, and Reckitt Benckiser Group plc, incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K dated July 18, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on July 19, 2017. Disclosure schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. McCormick agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

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

(vii)
Form of 2.70% Notes due 2022, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(viii)
Form of 3.50% Notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.

(ix)
Form of 3.15% Notes due 2024, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017

(x)
Form of 3.25% Notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.

(xi)
Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(xii)
Form of 4.20% Notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

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
Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(xiv)
Term Loan Agreement, dated August 7, 2017, by among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith

(i)
Certification of Lawrence E. Kurzius, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)   Section 1350 Certifications                                 Filed herewith

(i)
Certification of Lawrence E. Kurzius, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2017, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

September 28, 2017	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

September 28, 2017	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller