Form 10-K
period 2017-11-30
MCCORMICK & CO INC
filed 2018-01-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017
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
Yes   ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2017: $1,157,886,402
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2017: $11,809,126,501
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	10,008,182	December 29, 2017
Common Stock Non-Voting	121,097,928	December 29, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 28, 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”)	Part III

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
On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million, and included a preliminary working capital adjustment of $11.2 million. In December 2017, we paid an additional $4.2 million in connection with the final working capital adjustment. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13 of the financial statements) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6 of the financial statements). The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. Condiments category and provide significant international growth opportunities for our consumer and industrial segments. At the time of the acquisition, annual sales of RB Foods were approximately $570 million. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of RB Foods’ operations have been included in our financial statements as a component of our consumer and industrial segments from the date of acquisition.
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

Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our industrial segment. In 2017, the consumer segment contributed approximately 61% of sales and 72% of operating income, and the industrial segment contributed approximately 39% of sales and 28% of operating income.
For financial information about our business segments, please refer to “Management’s Discussion and Analysis–Results of Operations” and note 16 of the financial statements.
For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the financial statements.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 150 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s® and Club House®, as well as niche brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen® and Simply Asia®. In the Europe, Middle East and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis® and Drogheria & Alimentari® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific region, we market our products under the following brands. In China, we market our products under the McCormick and DaQiao® brands. In Australia, we market our spices and seasonings under the McCormick brand, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden brand. In India, we market our spices and rice products under the Kohinoor® brand.

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
Raw Materials
The most significant raw materials used in our business are pepper, dairy products, garlic, vanilla, capsicums (red peppers and paprika), onion, wheat flour and rice. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced from within the U.S. and locally, for many of our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2017, 2016 and 2015. Sales to one of our industrial segment customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2017, 2016 and 2015. In 2017, 2016 and 2015 the top three customers in our industrial segment represented between 50% and 54% of our global industrial sales.
The dollar amount of backlog orders for our business is not material to an understanding of our business, taken as a whole. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “French’s ,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” "OLD BAY," "Simply Asia,"

"Thai Kitchen," "Kitchen Basics," “Kamis,” “Drogheria & Alimentari,” "DaQiao," “Kohinoor” and "Gourmet Garden" trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
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
Competition
Each segment operates in markets around the world that are highly competitive. In this competitive environment, our growth strategies include customer intimacy and product innovation based on consumer insights. Additionally, in the consumer segment, we are building brand recognition and loyalty through advertising and promotions.
Research and Development
Many of our products are prepared from confidential formulas developed by our research laboratories and product development teams, and, in some cases, from proprietary customer formulas. Expenditures for research and development were $66.1 million in 2017, $61.0 million in 2016, and $60.8 million in 2015. The amount spent on customer-sponsored research activities is not material.

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
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in fiscal year 2017, and there are no material expenditures planned for such purposes in fiscal year 2018.
Employees
We had approximately 11,700 full-time employees worldwide as of November 30, 2017. Our operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. We have approximately 300 employees covered by a collective bargaining contract in the United States. At our foreign subsidiaries, approximately 2,600 employees are covered by collective bargaining agreements or similar arrangements.

Financial Information about Geographic Locations
For information on the net sales and long-lived assets of McCormick by geographic area, see note 16 of the financial statements.

Foreign Operations
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2017, 41% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions, brand marketing support, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of the U.S tax regulation passed in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; difficulties or delays in the successful transition of RB Foods from the information technology systems of the seller to those of McCormick as well as risks associated with the integration and transition of the operations, systems and personnel of RB Foods, within the remaining term of the post-closing transition services agreement between McCormick and the seller in the first half of 2018; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to react to certain economic and industry conditions and ability to borrow or the cost of any such additional borrowing; the interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. tax legislation enacted on December 22, 2017; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described herein under Part I, Item 1A "Risk Factors."
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
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 22% of our consolidated sales in 2017. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are pepper, dairy products, garlic, vanilla, capsicums (red peppers and paprika), onion, wheat flour and rice. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
We operate our business and market our products internationally. In fiscal year 2017, 41% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues which causes more volatility in the economic environment throughout the European Union and the United Kingdom (U.K.). Additionally, international sales, together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.

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
Increases in interest rates or changes in our credit ratings may negatively impact us.
We had total outstanding short-term borrowings of $258 million at an average interest rate of approximately 2.3% on November 30, 2017. We also had total outstanding variable rate long-term debt, including current maturities, of $1,243 million at an average interest rate of approximately 2.7% on November 30, 2017. The interest rates under our term loans and revolving credit facilities can vary based on our credit ratings. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital.
Our credit ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet our debt obligations. Our credit ratings were downgraded following our financing of the acquisition of RB Foods in August 2017, and any reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that were available to us prior to that acquisition and the related financing transactions. If our credit ratings are further downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
We have incurred additional indebtedness to finance the acquisition of RB Foods and may not be able to meet our debt service requirements.
After financing our acquisition of RB Foods, we have a significant amount of indebtedness outstanding. As of November 30, 2017, the indebtedness of McCormick and its subsidiaries is approximately $5.0 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

•	reducing the benefits that we expect to receive from the acquisition of RB Foods;

•	increasing our debt service obligations, making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing;

•	increasing our exposure to negative fluctuations in interest rates;

•	subjecting us to financial and other restrictive covenants, the non-compliance with which could result in an event of default;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and

•	restricting us from pursuing certain business opportunities, including other acquisitions.
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
In addition, global capital markets have experienced volatility in the past that has tightened access to capital markets and other sources of funding, and such volatility and tightened access could reoccur in the future. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time period. Our inability to obtain financing on acceptable terms or within an acceptable time period could have an adverse impact on our operations, financial condition and liquidity.
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

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control, including those involving cyber attacks using viruses, worms or other destructive software, process breakdowns, or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information including customer, consumer or other company confidential data. We invest in security technology and design our business processes to mitigate the risk of such breaches. While we believe that these measures are generally effective, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material, negative impact on our operations or business reputation and subject us to consequences such as litigation, regulatory enforcement proceedings and direct costs associated with incident response.

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

In addition, significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are appropriately supported, the positions are uncertain. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency accruals and changes to those accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

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

Litigation, legal or administrative proceedings could have an adverse impact on our business and financial condition or damage our reputation.

We are party to a variety of legal claims and proceedings in the ordinary course of business. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that management’s assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such claims or proceedings. In the event that management’s assessment of the materiality or immateriality of current claims and proceedings proves inaccurate, or litigation that is material arises in the future, there may be a material adverse effect on our financial condition. Any adverse publicity resulting from allegations made in litigation claims or legal or administrative proceedings (even if untrue) may also adversely affect our reputation. These factors and others could have an adverse impact on our business and financial condition or damage our reputation.

Streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness may have a negative effect on employee relations.

We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance that we may transfer production from one manufacturing facility to another; transfer certain selling and administrative functions from one location to another; eliminate certain manufacturing, selling and administrative positions; and exit certain businesses or lines of business. These actions may result in a deterioration of employee relations at the impacted locations or elsewhere in McCormick.

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

We have incurred significant transaction and integration expenses in connection with the acquisition of RB Foods that could adversely affect our results of operations.

We have incurred significant transaction expenses in connection with the RB Foods acquisition, including payment of certain fees and expenses incurred in connection with the acquisition and related financing transactions. We have also incurred significant integration expenses, and expect to continue to incur such expenses in 2018. Additional unanticipated expenses may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.

RB Foods may underperform relative to our expectations.

We may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and RB Foods have achieved prior to the completion of that acquisition or might have achieved separately. The business and financial performance of RB Foods are subject to certain risks and uncertainties. The underperformance of RB Foods relative to our expectations could have a material adverse effect on our financial condition and results of operations.

We may fail to realize all of the anticipated benefits that we envisioned at the time of our acquisition of RB Foods or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating RB Foods.

Our ability to realize the anticipated benefits of our acquisition of RB Foods will depend, to a large extent, on our ability to integrate RB Foods into the rest of our business, which is a complex, costly and time-consuming process. The nature of a carve-out acquisition, such as RB Foods, makes it inherently more difficult to assume operations upon closing of the acquisition and to integrate activities, as certain systems, processes and employees may not all be transferred with RB Foods to support such activities. As a result, we will be required to continue to devote significant management attention and resources to integrate the business practices and operations of McCormick and RB Foods. Future integration efforts may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the RB Foods acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the further integration of RB Foods may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges include:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition of RB Foods;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	managing the potential impact of competing or duplicative products;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	the impact of potential liabilities we may be inheriting from RB Foods.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if RB Foods is integrated successfully, the full anticipated benefits of its acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. Each of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the acquisition and negatively impact the price of shares of our common stock. As a result, it cannot be assured that the acquisition of RB Foods will result in the realization of the full anticipated benefits.

We expect that, for a period of time following our acquisition of RB Foods on August 17, 2017, we will have significantly less cash on hand than prior to that date.

We expect to have, for a period of time following the August 17, 2017 acquisition of RB Foods, significantly less cash and cash equivalents on hand than the cash and cash equivalents that we had on hand prior to that date. Although we believe that we will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents for a period of time following the acquisition of RB Foods could constrain our ability to grow our business. Our more leveraged financial position following the acquisition of RB Foods could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors that have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all.

The acquisition of RB Foods has significantly increased our goodwill and other intangible assets.

We have a significant amount of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.

Curtailment of our share repurchase program may not enhance shareholder value.

We have curtailed the repurchases of our shares under our share repurchase program. Upon the acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing our share repurchase program, but there can be no assurance that curtailment of the program will result in the reduction of our leverage ratio. Our board of directors reserves the right to expand or terminate the share repurchase program at any time. Curtailment of the share repurchase program may not have the intended effects and may have a negative impact on our stock price.
The declaration, payment and amount of dividends is made at the discretion of our board of directors and depends on a number of factors.

The declaration, payment and amount of any dividends is made pursuant to our dividend policy and is subject to final determination each quarter by our board of directors in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our board of directors may conclude would be in the best interest of the company and our shareholders. Our dividend payments are subject to solvency conditions established by the Maryland General Corporation Law. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our board of directors will not decide to reduce, suspend or discontinue the payment of dividends at any time in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices and primary research facilities are owned and are located in suburban Baltimore, Maryland.
The following is a list of our principal manufacturing properties, all of which are owned except for the facilities in Commerce, California; Lakewood, New Jersey; Melbourne, Australia; Florence, Italy and a portion of the facility in Littleborough, England, which are leased. The manufacturing facilities that we own in Guangzhou, Shanghai and Wuhan, China are each located on land subject to long-term leases:
United States:
Hunt Valley, Maryland–consumer and industrial
(3 principal plants)
Gretna, Louisiana–consumer and industrial
South Bend, Indiana–industrial and consumer
Atlanta, Georgia–industrial
Commerce, California–consumer
Irving, Texas–industrial
Lakewood, New Jersey–industrial
Springfield, Missouri–consumer and industrial
Canada:
London, Ontario–consumer and industrial
Mexico:
Cuautitlan de Romero Rubio–industrial
United Kingdom:
Haddenham, England–industrial and consumer
Littleborough, England–industrial
France:
Carpentras–consumer and industrial
Monteux–consumer and industrial
Poland:
Stefanowo–consumer
Italy:
Florence–consumer and industrial (3 principal plants)
China:
Guangzhou–consumer and industrial
Shanghai–consumer and industrial
Wuhan–consumer
Australia:
Melbourne–consumer and industrial
Palmwoods–consumer (2 principal plants)
India:

New Delhi–consumer

El Salvador:
San Salvador–consumer

Thailand:
Chonburi–consumer and industrial (under construction)
In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities as follows (i) in the U.S.: Belcamp and Aberdeen, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; Springfield, Missouri; (ii) in Canada: Mississauga and London, Ontario; (iii) in Heywood, United Kingdom and (iv) in Genvilliers, France. We also own distribution facilities in Belcamp, Maryland and Monteux, France. In addition, we own, lease or contract other properties used for manufacturing consumer and industrial products and for sales, warehousing, distribution and administrative functions.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have disclosed in note 18 of the financial statements the information relating to the market price and dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 29, 2017 was $100.50 per share for the Common Stock and $101.91 per share for the Common Stock Non-Voting.
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (“NYSE”). The approximate number of holders of our common stock based on record ownership as of December 29, 2017 was as follows:

Title of class	Approximate number of record holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	9,600

The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2017:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2017 to September 30, 2017	CS-0 CSNV-0	- -	- -	$191 million
October 1, 2017 to October 31, 2017	CS-20,175 (1) CSNV-0	$99.33 -	20,175 -	$189 million
November 1, 2017 to November 30, 2017	CS-0 CSNV-0	- -	- -	$189 million
Total	CS-20,175 CSNV-0	$99.33 -	20,175 -	$189 million

(1)
On October 2, 2017 and October 27, 2017, we purchased 9,797 shares and 10,378 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $99.80 and $98.88, respectively, represented the closing price of the CS on October 2, 2017 and October 27, 2017, respectively.

As of November 30, 2017, approximately $189 million remained of a $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In connection with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2017, we issued 1,776,381 shares of CSNV in exchange for shares of CS and issued 94,527 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2017	2016	2015	2014	2013
For the Year
Net sales	$4,834.1	$4,411.5	$4,296.3	$4,243.2	$4,123.4
Percent increase	9.6%	2.7%	1.3%	2.9%	2.7%
Operating income	702.4	641.0	548.4	603.0	550.5
Income from unconsolidated operations	33.9	36.1	36.7	29.4	23.2
Net income	477.4	472.3	401.6	437.9	389.0
Per Common Share
Earnings per share–basic	$3.77	$3.73	$3.14	$3.37	$2.94
Earnings per share–diluted	3.72	3.69	3.11	3.34	2.91
Common dividends declared	1.93	1.76	1.63	1.51	1.39
Closing price, non-voting shares–end of year	102.18	91.20	85.92	74.33	69.00
Book value per share	19.62	13.07	13.25	14.10	14.85
At Year-End
Total assets (1)	$10,385.8	$4,635.9	$4,472.6	$4,382.3	$4,416.0
Current debt	583.2	393.2	343.0	270.8	214.1
Long-term debt (1)	4,443.9	1,054.0	1,051.4	1,013.1	1,017.8
Shareholders’ equity	2,570.9	1,638.1	1,686.9	1,809.4	1,947.7
Other Financial Measures
Percentage of net sales
Gross profit	41.6%	41.5%	40.4%	40.8%	40.4%
Operating income	14.5%	14.5%	12.8%	14.2%	13.4%
Capital expenditures	$182.4	$153.8	$128.4	$132.7	$99.9
Depreciation and amortization	125.2	108.7	105.9	102.7	106.0
Common share repurchases	137.8	242.7	145.8	244.3	177.4
Dividends paid	237.6	217.8	204.9	192.4	179.9
Average shares outstanding
Basic	126.8	126.6	128.0	129.9	132.1
Diluted	128.4	128.0	129.2	131.0	133.6

(1)
Total assets and Long-term debt for fiscal year ended 2015, 2014 and 2013 reflect the provisions of Accounting Standards Updates 2015-03, related to the presentation of debt issuance costs, and 2015-17, related to the classification of deferred tax assets and liabilities, both of which we adopted as of November 30, 2016.

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2017, we recorded transaction and integration expenses related to our acquisition of RB Foods. In 2017, 2016, 2015, 2014 and 2013, we recorded special charges related to the completion of organization and streamlining actions. In addition, for 2016 and 2015, we recorded special charges related to the discontinuance of bulk-packaged and broken basmati rice product lines for our business in India. Lastly, in 2013, we recognized a loss on a voluntary pension settlement in the U.S. The net impact of these items is reflected in the following table:

(millions except per share data)	2017	2016	2015	2014	2013
Operating income	$(83.9)	$(16.0)	$(65.5)	$(5.2)	$(40.3)
Net income	(69.3)	(11.1)	(47.9)	(3.7)	(29.2)
Earnings per share–diluted	(0.54)	(0.09)	(0.37)	(0.03)	(0.22)

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
Our long-term annual growth objectives in constant currency are to increase sales 4% to 6%, increase adjusted operating income 7% to 9% and increase adjusted earnings per share 9% to 11%.
Sales growth: Over time, we expect to grow sales with similar contributions from: 1) our base business-driven by brand marketing support, customer intimacy, expanded distribution and category growth; 2) new products; and 3) acquisitions.
Base business–In 2017, we increased our investment in brand marketing by 39% over the 2012 level and we plan a further increase in 2018. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products.

New Products–For our consumer segment, we believe that scalable and differentiated innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value-priced flavors.

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

Acquisitions–Acquisitions are expected to approximate one-third of our sales growth. Since the beginning of 2015, we have completed seven acquisitions, which are driving sales in both our consumer and industrial segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. In addition to bolt-on opportunities, we were seeking larger acquisitions.

On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.2 billion, net of acquired cash. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13 of the financial statements) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6 of the financial statements). The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and industrial segments.

The RB Foods acquisition resulted in acquisitions contributing more than one-third of our sales growth in 2017 and is expected to result in acquisitions contributing more than one-third of our sales growth in 2018.

Cost savings: We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from the organization and streamlining actions described in note 3 of the financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.

Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $815.3 million in 2017, an increase from $658.1 million in 2016. In 2017, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 32 years, and to fund capital expenditures, acquisitions and share repurchases. In 2017, the return of cash to our shareholders through dividends and share repurchase was $375.4 million. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.

On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.

In 2017, we achieved further growth of our business although sales and earnings reported in U.S. dollars were unfavorably impacted by the strength of the U.S. dollar and the resultant unfavorable effects of foreign currency exchange, as compared to 2016. Net sales rose 9.6% over the 2016 level, because of the following factors:

•
We grew volume and product mix, with increases in both our consumer and industrial segments. This added 1.7% of sales growth. The increases were driven by product innovation, brand marketing and expanded distribution including new retail channels.

•	Pricing actions to offset a mid-single digit increase in material cost inflation contributed 2.1% of the increase in net sales.

•	The incremental impact of acquisitions completed in 2017 and 2016 contributed 6.5% of the increase in net sales.

•	These increases were partially offset by unfavorable currency rates. This impact reduced the net sales growth rate by 0.7%. Excluding this impact, we grew sales 10.3% on a constant currency basis.

Operating income was $702.4 million in 2017 and $641.0 million in 2016. We recorded $22.2 million and $16.0 million of special charges in 2017 and 2016, respectively, related to organization and streamlining actions. In 2017, we also recorded $61.7 million of transaction and integration expenses relating to our acquisition of RB Foods that reduced operating income. In 2017 compared to the year-ago period, the favorable impact of higher sales, including the effects of acquisitions, and $117.0 million of cost savings from our CCI program and organization and streamlining actions more than offset higher special charges, transaction and integration expenses, material costs and a $24.1 million increase in brand marketing. Excluding special charges and, in 2017, transaction and integration expenses related to our acquisition of RB Foods, adjusted operating income was $786.3 million, an increase of 19.7% compared to $657.0 million in the year-ago period. In constant currency, adjusted operating income rose 20.5%. For further details and a reconciliation of non-GAAP to reported amounts, see Non-GAAP Financial Measures.

Diluted earnings per share was $3.72 in 2017 and $3.69 in 2016. The year-on-year increase in earnings per share was driven mainly by higher operating income, as described above, which was nearly offset by higher interest expense and higher shares outstanding. Special charges lowered earnings per share by $0.12 and $0.09 in 2017 and 2016, respectively. Transaction and integration expenses, including $15.4 million reflected as other debt costs, lowered earnings per share by $0.42 in 2017. Excluding the effect of those special charges and transaction and integration expenses, adjusted diluted earnings per share was $4.26 in 2017 and $3.78 in 2016, or an increase of 12.7%.

2018 Outlook
We project another year of strong financial performance in 2018 and, including the results of RB Foods from its acquisition date of August 17, 2017, we expect our constant currency growth rate in sales, operating income and adjusted earnings per share to exceed our long-term financial growth objectives.
In 2018, we expect to grow sales 12% to 14%, including an estimated 1% favorable impact from currency rates, or 11% to 13% on a constant currency basis. The incremental impact of the RB Foods acquisition is projected to contribute approximately 8% of that sales growth. We expect further increases in volume and product mix in our base business to drive the remaining sales growth anticipated in 2018 as, with material cost inflation projected in the low single digits, we do not expect significant pricing impact in 2018 other than the incremental impact of actions taken in 2017.
In 2018, we expect gross profit margin to be approximately 150 to 200 basis points higher than 2017, due to a projected low single digit increase in material costs that is more than offset by the effects of favorable business mix, CCI-led cost savings and the lack of $20.9 million of transaction and integration expenses reflected in cost of goods sold in 2017 related to the RB Foods acquisition.
Led by CCI, we expect to reach cost savings of approximately $100 million in 2018, with a large portion impacting our cost of goods sold. Material cost inflation is expected to be in the mid-single digit range and we expect to offset most of this incremental impact with our 2017 pricing actions.
In 2018, we expect a significant increase in operating income, in part, due to the effects of the RB Foods acquisition including the lower amount of transaction and integration expenses. We expect 2018’s adjusted operating income to increase 23% to 25%, which includes the incremental impact of the RB Foods acquisition and a 1% favorable impact from currency rates. For 2018, we plan to increase brand marketing at a rate above our sales growth.
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Certain provisions of the U.S. Tax Act will be effective during our fiscal year ending November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year ending November 30, 2019.
We expect that U.S. Tax Act will have the following effects on our income tax expense for the fiscal year ending November 30, 2018:

•
The U.S. Tax Act imposes a tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of US federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate this tax to be in the range of $70 million to $90 million, which we will recognize as a component of income tax expense in our first quarter of fiscal 2018. The cash tax effects of this deemed repatriation can be remitted in installments over an eight-year period as follows: (i) for each of the initial five years, 8% of the net tax liability is required to be remitted on an annual basis; (ii) in the sixth year, 15% of the net tax liability is required to be remitted; (iii) in the seventh year, 20% of the net tax liability is required to be remitted; and (iv) in the eighth year, the remaining 25% of the net tax liability is required to be remitted. We anticipate that we will pay this tax in installments over the eight-year period and anticipate cash payments of the deemed repatriation tax to approximate $6 million to $7 million in each of the next five years.

•
Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes (“ASC 740”), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The U.S. Tax Act lowers the corporate income tax rate from 35% to 21%. We estimate that the revaluation of our U.S. deferred tax assets and liabilities will reduce our net U.S. deferred income tax liability by approximately $400 million and will be reflected as a reduction in our income tax expense in our results for the quarter ending February 28, 2018.

•
The U.S. Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% will be effective for the final eleven months of our fiscal year ending November 30, 2018, with our U.S. earnings for the month of December 2017 taxed at a 35% rate. We estimate that our consolidated effective tax rate in fiscal year 2018, excluding the effects of the repatriation tax and the revaluation of our deferred tax assets and liabilities as described above and other discrete items, will approximate 24%.

•
We estimate that our effective tax rate for fiscal 2018 will be negative because of the combined impact of the repatriation tax, the revaluation of our U.S. deferred tax assets and liabilities, and the lower U.S. corporate tax rate.

As previously noted, the U.S. Tax Act will fully affect us in fiscal year 2019 as certain other of its provisions related to the taxation of non-U.S. activity on a current basis will impact our results, particularly the “global intangible low-taxed income” tax that imposes a tax on earnings that are not subject to tax by non-U.S. jurisdictions above a certain minimum rate. Consequently, we estimate that our consolidated effective tax rate, excluding the effects of discrete tax items, will approximate 25% to 26% in fiscal 2019.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.
The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2018 and beyond may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated.
Diluted earnings per share was $3.72 in 2017. Diluted earnings per share for 2018 are projected to range from $6.89 to $7.14. Excluding the per share impact of special charges of $0.12 and transaction and integration expenses related to the RB Foods acquisition (including the effect of the amortization of the acquisition-date fair value adjustments of inventories included in cost of goods sold, the bridge commitment fee included in other debt costs, and other transaction and integration expenses) of $0.42 in 2017, adjusted diluted earnings per share was $4.26 in 2017. Adjusted diluted earnings per share (excluding an estimated $2.33 to $2.48 per share non-recurring benefit from U.S. Tax Act changes, an estimated $0.11 per share impact from special charges and an estimated $0.13 per share impact from integration expenses related to the RB Foods acquisition) are projected to be $4.80 to $4.90 in 2018. We expect adjusted diluted earnings per share in 2018 to grow 13% to 15%, which includes a 1% favorable impact from currency rates, over adjusted diluted earnings per share of $4.26 in 2017. We expect this growth rate to be mainly driven by increased adjusted operating income and a lower effective tax rate which will more than offset the effects of higher interest expense and higher diluted shares.

RESULTS OF OPERATIONS—2017 COMPARED TO 2016

	2017	2016
Net sales	$4,834.1	$4,411.5
Percent growth	9.6%	2.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	1.7%
Pricing actions	2.1%	1.5%
Acquisitions	6.5%	2.3%
Foreign exchange	(0.7)%	(2.8)%

Sales for 2017 increased by 9.6% from 2016 and by 10.3% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Both the consumer and industrial segments drove higher volume and product mix that added 1.7% to sales. This was driven by product innovation, brand marketing and expanded distribution. Pricing actions, taken in response to increased material costs, added 2.1% to sales. The incremental impact of acquisitions completed in 2017 (both RB Foods and Giotti) and in 2016 (principally, Gourmet Garden) added 6.5% to sales. These factors offset an unfavorable impact from foreign currency exchange that reduced sales by 0.7% compared to 2016 and is excluded from our measure of sales growth of 10.3% on a constant currency basis.

	2017	2016
Gross profit	$2,010.2	$1,831.7
Gross profit margin	41.6%	41.5%
In 2017, gross profit rose 10 basis points to 41.6% from 41.5% in 2016, as the favorable impact of pricing actions, CCI-led cost savings and more favorable business mix more than offset the unfavorable material cost inflation, including unfavorable foreign currency effects. In addition, our gross profit for 2017 was burdened by $20.9 million of transaction and integration expenses, representing the amortization of the fair value adjustment to the acquired inventories of RB Foods, that depressed our fiscal 2017 gross profit margin of 41.6% by 40 basis points. Excluding those transaction and integration expenses, adjusted gross profit margin rose 50 basis points from 41.5% in 2016 to 42.0% in 2017.

	2017	2016
Selling, general & administrative expense (SG&A)	$1,244.8	$1,175.0
Percent of net sales	25.8%	26.6%
Selling, general and administrative expense was $1,244.8 million in 2017 compared to $1,175.0 million in 2016, an increase of $69.8 million. That increase in SG&A expense was driven by the impact of acquisitions, together with increased brand marketing and higher freight costs, partially offset by lower acquisition-related costs related to both completed and uncompleted acquisitions, all as compared to the 2016 levels. The lower acquisition-related costs in the 2017 period were primarily the result of costs associated with our investigation in 2016 of a large potential acquisition in the U.K. that we ultimately declined to pursue. In addition, acquisition-related costs attributable to RB Foods in 2017 are not included in SG&A expense but are instead included in transaction and integration expenses in our income statement (and are further discussed below). SG&A expense as a percentage of net sales was 25.8%, an 80-basis point improvement from 2016. Driving this reduction in SG&A expense as a percentage of net sales, in addition to the items described above were lower employee benefit expense, including lower pension and other postretirement benefit expense, together with benefits from the organization and streamlining actions described in note 3 of the financial statements.

	2017	2016
Special charges included in cost of goods sold	$—	$0.3
Other special charges in the income statement	22.2	15.7
Total	$22.2	$16.0

We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance in terms of both up-front costs and organizational/ structural impact that we obtain advance approval from our Management Committee and classify expenses related to those changes as special charges in our financial statements. Special charges of $22.2 million were recorded in 2017 and $16.0 million in 2016 to enable us to implement these changes.

During 2017, we recorded $22.2 million of special charges, consisting primarily of $12.7 million related to third party expenses incurred as part of our evaluation of changes relating to our global enablement initiative, $2.8 million related to employee severance benefits and other costs associated with the relocation of one of our Chinese manufacturing facilities, $2.5 million for severance and other exit costs associated with the closure of our manufacturing plant in Portugal, and $1.7 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility under construction in Thailand. See note 3 of the financial statements for more details on these charges and our basis for classifying amounts as special charges.

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

	2017	2016
Transaction expenses included in cost of goods sold	$20.9	$—
Transaction expenses included in other debt costs	15.4	—
Other transaction and integration expenses	40.8	—
Total	$77.1	$—

Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100 million, of which approximately $60 million represent transaction expenses and the remainder represent estimated integration expenses. These costs are anticipated to be incurred through 2018 and primarily consist of amortization of the acquisition-date fair value adjustment of inventories of $20.9 million that is included in cost of goods sold; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs related to the Bridge financing commitment of $15.4 million that is included in other debt costs. Of the total anticipated transaction and integration expenses, we incurred $77.1 million in 2017 and expect to incur the balance in 2018.

	2017	2016
Interest expense	$95.7	$56.0
Other income, net	3.5	4.2
Interest expense for 2017 was sharply higher than the prior year, primarily due to higher average borrowings related to our incurrence of $3.7 billion in debt in August to finance the acquisition of RB Foods (see note 6 of the financial statements). Other income, net, for 2017 was $0.7 million lower than the 2016 level, primarily due to a gain on the 2016 sale of a non-operating asset.

	2017	2016
Income from consolidated operations before income taxes	$594.8	$589.2
Income taxes	151.3	153.0
Effective tax rate	25.4%	26.0%
The effective tax rate decreased 60 basis points to 25.4% in 2017, from 26.0% in 2016, primarily because of an increase in net discrete tax benefits. Net discrete tax benefits increased by $3.1 million, from $21.1 million in 2016 to $24.2 million in 2017. In 2017, discrete items include $10.7 million of excess tax benefits associated with share-based payments to employees due to our adoption of ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on a prospective basis as of the beginning of our 2017 fiscal year (see note 1 of the financial statements for further details with respect to our adoption of this accounting standard). Both 2017 and 2016 included discrete tax benefits for the reversal of reserves for unrecognized tax benefits, net of additional taxes provided, for the expiration of statutes of limitation and, in 2017, settlements with taxing authorities in several tax jurisdictions. Discrete tax expense in 2017 included expense associated with the establishment of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred tax assets. Discrete tax items in 2016 included benefits associated with the reversal of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred tax assets. See note 12 of the financial statements for a reconciliation of the U.S. federal tax rate with the effective tax rate.
As the U.S. Tax Act was enacted after our year end of November 30, 2017, it had no impact on our fiscal 2017 financial results.

	2017	2016
Income from unconsolidated operations	$33.9	$36.1
Income from unconsolidated operations decreased $2.2 million in 2017 from the prior year. This decrease was mainly attributable to the impact of eliminating earnings associated with our minority interests in 2017 as compared to a loss in 2016 and lower earnings from our largest joint venture, McCormick de Mexico, for which the unfavorable impact of foreign exchange rates more than offset the favorable impact, in local currency, of higher sales and net income. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico which represented 57% of the sales and 74% of the income of our unconsolidated operations in 2017.

We reported diluted earnings per share of $3.72 in 2017, compared to $3.69 in 2016. The table below outlines the major components of the change in diluted earnings per share from 2016 to 2017. The increase in operating income in the table below includes the impact from unfavorable currency exchange rates in 2017.

2016 Earnings per share—diluted	$3.69
Increase in operating income	0.75
Increase in special charges	(0.02)
Transaction and integration expenses (including other debt costs) attributable to RB Foods acquisition	(0.42)
Increase in interest expense	(0.23)
Impact of income taxes	(0.02)
Decrease in income from unconsolidated operations	(0.02)
Impact of higher shares	(0.01)
2017 Earnings per share—diluted	$3.72

We measure the performance of our business segments based on operating income, excluding special charges and, beginning in 2017, excluding transaction and integration expenses related to our RB Foods acquisition. See note 16 of the financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges as well as transaction and integration expenses related to our RB Foods acquisition, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
Consumer Segment

	2017	2016
Net sales	$2,970.1	$2,753.2
Percent growth	7.9%	4.5%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	0.3%	1.7%
Pricing actions	2.2%	1.2%
Acquisitions	5.5%	3.5%
Foreign exchange	(0.1)%	(1.9)%

Segment operating income	$564.2	$490.8
Segment operating income margin	19.0%	17.8%
Sales of our consumer segment grew by 7.9% as compared to 2016 and grew by 8.0% on a constant currency basis. Higher volume and product mix added 0.3% to sales, and pricing actions, taken in response to increased material costs, added 2.2%. The incremental impact of acquisitions – mainly RB Foods and Gourmet Garden, completed in 2017 and 2016, respectively – added 5.5% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced consumer segment sales by 0.1% compared to 2016 and is excluded from our measure of sales growth of 8.0% on a constant currency basis.
In the Americas, consumer sales rose 11.2% in 2017 as compared to 2016 and rose by 11.1% on a constant currency basis. Higher volume and product mix added 0.5% to sales, pricing actions added 2.8% to sales, and the incremental impact of acquisitions – mainly RB Foods and Gourmet Garden – added 7.8% to sales. The favorable impact of foreign currency increased sales by 0.1% compared to 2016 and is excluded from our measure of sales growth of 11.1% on a constant currency basis.
In the EMEA region, consumer sales declined 1.6% in 2017 as compared to 2016 and declined 2.3% on a constant currency basis. Volume and product mix lowered sales by 3.3%, with weakness in Poland, the U.K. and France. The sales weakness in Poland was driven by competitive conditions, while weakness in the U.K. related to a difficult retail environment, including the effects of a reduction of Schwartz brand products by a large U.K. retailer. Pricing added 0.5% to sales and the incremental impact of the RB Foods and Gourmet Garden acquisitions added 0.5% to sales. The favorable impact of foreign currency increased sales by 0.7% compared to 2016 and is excluded from our measure of sales decline of 2.3% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 6.4% as compared to 2016 and increased 8.9% on a constant currency basis. Higher volume and product mix added 5.1% to sales, with strong results in China that offset a volume and product mix decline in India in 2017, due in part to India's discontinuation of lower-margin product lines that occurred in 2016. Pricing added 1.7% to sales and the incremental impact of the Gourmet Garden acquisition added 2.1% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 2.5% compared to 2016 and is excluded from our measure of sales growth of 8.9% on a constant currency basis.
We grew segment operating income for our consumer segment by $73.4 million, or 15.0%, in 2017 compared to 2016. The favorable impact of greater sales and cost savings more than offset the unfavorable impact of higher material costs and an increase in brand marketing. On a constant currency basis, segment operating income for our consumer segment rose 14.9%. Segment operating income margin for our consumer segment rose by 120 basis points to 19.0% in 2017 from 17.8% in 2016.
Industrial Segment

	2017	2016
Net sales	$1,864.0	$1,658.3
Percent growth (decline)	12.4%	(0.2)%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	4.0%	1.5%
Pricing actions	2.0%	2.0%
Acquisitions	8.0%	0.4%
Foreign exchange	(1.6)%	(4.1)%

Segment operating income	$222.1	$166.2
Segment operating income margin	11.9%	10.0%
Sales of our industrial segment increased 12.4% as compared to 2016 and increased by 14.0% on a constant currency basis. Higher volume and product mix added 4.0% to sales and pricing actions, taken in response to increased material costs, added 2.0%. The incremental impact on 2017 industrial sales of the RB Foods and Giotti acquisitions completed in 2017 added 8.0% to sales. These factors partially offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 1.6% compared to 2016 and is excluded from our measure of sales growth of 14.0% on a constant currency basis.
In the Americas, industrial sales rose 10.8% in 2017 as compared to 2016 and rose 11.2% on a constant currency basis. Higher volume and product mix added 3.4% to sales and included growth in sales of branded foodservice products in the U.S. and snack seasonings in the U.S. and Mexico. Pricing actions added 2.1% to sales and the incremental impact of the RB Foods and Gourmet Garden acquisitions added 5.7% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced sales by 0.4% compared to 2016 and is excluded from our measure of sales growth of 11.2% on a constant currency basis.
In the EMEA region, industrial sales increased 20.5% in 2017 as compared to 2016 and increased 26.9% on a constant currency basis. Higher volume and product mix added 2.7% to sales and included growth in sales to leading quick service restaurants in this region. Pricing actions added 3.1% to sales and the incremental impact of the Giotti and, to a lesser extent, RB Foods acquisitions added 21.1% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that decreased sales by 6.4% compared to 2016 and is excluded from our measure of sales growth of 26.9% on a constant currency basis.
In the Asia/Pacific region, industrial sales increased 9.0% in 2017 as compared to 2016 and increased 10.1% on a constant currency basis. Higher volume and product mix added 9.6% to sales and included growth in sales to leading quick service restaurants supplied from our facilities in both China and Southeast Asia. Pricing actions added 0.1% to sales and the incremental impact of the Gourmet Garden acquisition added 0.4% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced sales by 1.1% compared to 2016 and is excluded from our measure of sales growth of 10.1% on a constant currency basis.
We grew segment operating income for our industrial segment by $55.9 million, or 33.6%, in 2017 compared to 2016. The favorable impact of greater sales and cost savings more than offset the unfavorable impact of higher material costs. On a constant currency basis, segment operating income for our industrial segment rose 37.1%. Segment operating income margin for our industrial segment rose by 190 basis points to 11.9% in 2017 from 10.0% in 2016 and reflected the impact of our efforts to shift our business mix to more value-added products through innovation and acquisitions.

RESULTS OF OPERATIONS—2016 COMPARED TO 2015

	2016	2015
Net sales	$4,411.5	$4,296.3
Percent growth	2.7%	1.3%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	3.9%
Pricing actions	1.5%	1.1%
Acquisitions	2.3%	1.4%
Foreign exchange	(2.8)%	(5.1)%

Sales for 2016 increased 2.7% from 2015 and increased by 5.5% on a constant currency basis, with growth in both the consumer and industrial segments that drove higher volume and product mix, and added 1.7% to sales. This was driven by product innovation, brand marketing and expanded distribution. Pricing actions, taken in response to increased material costs, added 1.5% to sales. The incremental impact of acquisitions completed in 2016 – mainly Gourmet Garden – and three acquisitions completed in 2015 – Brand Aromatics, Drogheria & Alimentari (D&A) and Stubb’s – added 2.3% to sales. These factors offset an unfavorable impact from foreign currency exchange that reduced sales by 2.8% compared to 2015 and is excluded from our measure of sales growth of 5.5% on a constant currency basis.

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
Selling, general and administrative expense was $1,175.0 million in 2016 compared to $1,127.4 million in 2015, an increase of $47.6 million. SG&A as a percentage of net sales was 26.6%, a 40-basis point increase from 2015. Driving this increase in SG&A as a percentage of net sales were higher employee related expenses, an $11.6 million increase in our brand marketing from the 2015 level to $252.2 million in 2016 and a $6.5 million increase in transaction costs, related to both completed and uncompleted acquisitions, from the 2015 level to $13.4 million in 2016. Partially offsetting these increases were cost savings from CCI and from the organization and streamlining actions described in note 3 of the financial statements.

	2016	2015
Special charges included in cost of goods sold	$0.3	$4.0
Other special charges in the income statement	15.7	61.5
Total	$16.0	$65.5
Special charges of $16.0 million were recorded in 2016 and $65.5 million in 2015. Of the $16.0 million of special charges recorded in 2016, $0.3 million were recorded in cost of goods sold. The 2016 special charges principally consist of $5.7 million related to our EMEA reorganization, which began in 2015, $2.8 million related to our exit from a consolidated joint venture in South Africa, $1.9 million for other exit costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India initiated in 2015, $1.8 million associated with actions in connection with our planned exit of two leased manufacturing facilities in Singapore and Thailand, and $1.7 million for employee severance actions related to our North American effectiveness initiative begun in 2015. See note 3 of the financial statements for more details on these charges.
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
Interest expense for 2016 was higher than the prior year, primarily due to higher average borrowings. Other income, net, for 2016 rose by $3.1 million over the 2015 level, primarily due to higher interest income and lower non-operating foreign currency losses, both as compared to 2015, as well as to a gain on the 2016 sale of a non-operating asset.

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

2015 Earnings per share—diluted	$3.11
Impact of decrease in special charges	0.28
Increase in adjusted operating income	0.25
Impact of lower shares outstanding	0.03
Increase other income	0.02
Impact of change in effective income tax rate, excluding taxes on special charges	0.02
Higher interest expense	(0.02)
2016 Earnings per share—diluted	$3.69

Consumer Segment

	2016	2015
Net sales	$2,753.2	$2,635.2
Percent growth	4.5%	0.4%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	3.8%
Pricing actions	1.2%	0.1%
Acquisitions	3.5%	1.4%
Foreign exchange	(1.9)%	(4.9)%

Segment operating income	$490.8	$456.1
Segment operating income margin	17.8%	17.3%
Sales of our consumer segment grew by 4.5% in 2016 as compared to 2015 and grew by 6.4% on a constant currency basis. Higher volume and product mix added 1.7% to sales, and pricing actions, taken in response to increased material costs, added 1.2%. The incremental impact in 2016 of acquisitions completed in that year – mainly Gourmet Garden – and two acquisitions completed in 2015 – D&A and Stubb’s – added 3.5% to sales. These factors offset an unfavorable impact from foreign currency rates that reduced consumer segment sales by 1.9% compared to 2015 and is excluded from our measure of sales growth of 6.4% on a constant currency basis.
In the Americas, consumer sales rose 5.8% in 2016 as compared to 2015 and rose by 6.3% on a constant currency basis. Higher volume and product mix added 2.2% to sales, led by U.S. sales growth in spices and seasonings and recipe mixes and driven by product innovation, brand marketing, particularly in digital, and working with retailers on in-store product assortment, pricing and promotion. Pricing actions added 1.4% to sales and the incremental impact of acquisitions – mainly Gourmet Garden and Stubb's – added 2.7% to sales. These factors offset an unfavorable impact of foreign currency that reduced sales by 0.5% compared to 2015 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.
In the EMEA region, consumer sales rose 2.4% in 2016 as compared to 2015 and rose 6.9% on a constant currency basis. Volume and product mix lowered sales by 0.4%, with growth in Poland and France offset by weakness in the U.K. The sales growth in Poland and France was driven by product innovation, brand marketing and expanded distribution, while weakness in the U.K. related to a difficult retail environment. Pricing added 1.5% to sales and the incremental impact of acquisitions – mainly D&A – added 5.8% to sales. An unfavorable impact from foreign currency exchange rates reduced sales by 4.5% compared to 2015 and is excluded from our measure of sales growth of 6.9% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 1.5% as compared to 2015 and increased 6.3% on a constant currency basis. Higher volume and product mix added 2.2% to sales, with strong results in both China and Australia. Volume and product mix in India declined in 2016 compared to 2015, due in part to the discontinuation of lower-margin bulk-packaged and broken rice product lines. Pricing added 0.3% to sales and the incremental impact of the Gourmet Garden acquisition added 3.8% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 4.8% compared to 2015 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.
We grew segment operating income for our consumer segment by $34.7 million, or 7.6%, in 2016 compared to 2015. The favorable impact of sales growth and cost savings more than offset the unfavorable impact of higher material costs and an increase in brand marketing. On a constant currency basis, segment operating income for our consumer segment rose 8.7%. Segment operating income margin for the consumer segment rose 50 basis points to 17.8% in 2016 from 17.3% in 2015.

Industrial Segment

	2016	2015
Net sales	$1,658.3	$1,661.1
Percent (decline) growth	(0.2)%	2.7%
Components of percent change in net sales–increase (decrease):
Volume and product mix	1.5%	4.3%
Pricing actions	2.0%	2.6%
Acquisitions	0.4%	1.3%
Foreign exchange	(4.1)%	(5.5)%

Segment operating income	$166.2	$157.8
Segment operating income margin	10.0%	9.5%
Sales of our industrial segment declined 0.2% in 2016 as compared to 2015 but increased by 3.9% on a constant currency basis. Higher volume and product mix added 1.5% to sales and pricing actions, taken in response to increased material costs, added 2.0%. The incremental impact on 2016 industrial sales of the Brand Aromatics acquisition completed in 2015 added 0.4% to sales. These factors partially offset an unfavorable impact from foreign currency rates that reduced industrial segment sales by 4.1% compared to 2015 and is excluded from our measure of sales growth of 3.9% on a constant currency basis.
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
We grew segment operating income for our industrial segment by $8.4 million, or 5.3%, in 2016 compared to 2015. The favorable impact of sales growth and cost savings more than offset the unfavorable impact of higher material costs. On a constant currency basis, segment operating income for our industrial segment rose 11.6%. Segment operating income margin for the industrial segment rose by 50 basis points to 10.0% in 2016 from 9.5% in 2015 and included the impact of our efforts to shift our business mix to more value-added products through innovation and acquisitions.

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share. These financial measures also exclude, for 2018, and the comparison of our expected results for 2018 to 2017, the net estimated impact of the effects of the deemed repatriation tax and remeasurement of our U.S. deferred tax assets and liabilities as a result of the recent U.S. tax legislation as these items will significantly impact comparability between years. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United

States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges – Special charges consist of expenses associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Global Industrial Segment and McCormick International; President, Global Consumer Segment and Americas; Senior Vice President, Human Relations; and Senior Vice President, Strategy and Global Enablement. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion.

•
Transaction and integration expenses associated with the RB Foods acquisition – Beginning in 2017, we revised our non-GAAP measures to exclude certain costs associated with our acquisition of RB Foods in August of 2017 and its subsequent integration into the company. We made this change because of the significance of the RB Foods acquisition and, therefore, the impact on the comparability of our results of the costs associated with the acquisition and subsequent integration. Such costs, which we refer to as “transaction and integration expenses” include the impact of the acquisition-date fair value adjustment for inventory, transaction costs associated with the acquisition, integration costs following the acquisition, and the bridge financing costs. In our income statement, we include the impact of the fair value adjustment for inventory in cost of goods sold, the bridge financing cost in other debt costs, and present all other transaction and integration costs associated with the RB Foods acquisition in our income statement on the line, "Transaction and integration expenses (related to RB Foods acquisition)." The size of this acquisition and related costs distinguishes it from our past, recent and smaller acquisitions, the costs of which have not been excluded from our non-GAAP financial measures.

Details with respect to the composition of special charges, as well as transaction and integration expenses (including other debt costs) recorded for the periods and in the amounts set forth below are included in notes 2 and 3, respectively, of the financial statements.
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
A reconciliation of these non-GAAP measures to GAAP financial results is provided below (in millions, except per share data):

	2017	2016	2015
Gross profit	$2,010.2	$1,831.7	$1,737.3
Impact of special charges, transaction and integration expenses included in cost of goods sold (1)	20.9	0.3	4.0
Adjusted gross profit	$2,031.1	$1,832.0	$1,741.3
Adjusted gross profit margin (2)	42.0%	41.5%	40.5%
Operating income	$702.4	$641.0	$548.4
Impact of special charges, transaction and integration expenses included in cost of goods sold (1)	20.9	0.3	4.0
Impact of other transaction and integration expenses (1)	40.8	—	—
Impact of other special charges (3)	22.2	15.7	61.5
Adjusted operating income	$786.3	$657.0	$613.9
% increase versus prior year	19.7%	7.0%	0.9%
Adjusted operating income margin (2)	16.3%	14.9%	14.3%
Income from unconsolidated operations	$33.9	$36.1	$36.7
Impact of special charges attributable to non-controlling interests (4)	—	(1.9)	(2.0)
Adjusted income from unconsolidated operations	$33.9	$34.2	$34.7
% (decrease) increase versus prior year	(0.9)%	(1.4)%	18.0%
Net income	$477.4	$472.3	$401.6
Impact of total transaction and integration expenses (1)	53.5	—	—
Impact of total special charges (3)	15.8	13.0	49.9
Impact of special charges attributable to non-controlling interests (4)	—	(1.9)	(2.0)
Adjusted net income	$546.7	$483.4	$449.5
% increase versus prior year	13.1%	7.5%	1.8%
Earnings per share—diluted	$3.72	$3.69	$3.11
Impact of total transactions and integration expenses (1)	0.42	—	—
Impact of total special charges (3)	0.12	0.10	0.38
Impact of special charges attributable to non-controlling interests (4)	—	(0.01)	(0.01)
Adjusted earnings per share—diluted	$4.26	$3.78	$3.48
% increase versus prior year	12.7%	8.6%	3.3%

(1)
As more fully described in note 2 of the financial statements, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the year ended November 30, 2017 (in millions, except per share amounts):

	Transaction and integration expenses included in cost of goods sold	$20.9
	Reflected in transaction and integration expenses	40.8
	Transaction and integration expenses included in operating income	61.7
	Transaction and integration expenses included in other debt costs	15.4
	Total pre-tax transaction and integration expenses	77.1
	Less: Tax effect	(23.6)
	Total after-tax transaction and integration expenses	$53.5

(2)
Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented. Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(3)	Total special charges of $22.2 million for 2017, $16.0 million for 2016 and $65.5 million for 2015 are net of taxes of $6.4 million, $3.0 million and $15.6 million, respectively.

(4)
In 2016, represents the portion of the total special charge of $2.8 million, net of tax of $0.9 million, associated with our exit of a consolidated joint venture in South Africa, attributable to our former joint venture partner. In 2015, represents the portion of the Kohinoor total special charge of $14.2 million attributable to Kohinoor's 15% minority stakeholder.

Estimate for the year ending November 30, 2017

Earnings per share – diluted	$6.89 to $7.14
Impact of special charges and transaction and integration expenses	0.24
Estimated non-recurring benefit, net of the U.S. Tax Act	(2.33) to (2.48)
Adjusted earnings per share – diluted	$4.80 to $4.90

Because we are a multi-national company, we are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes have been volatile over the past several years. The exclusion of the effects of foreign currency exchange, or what we refer to as amounts expressed “on a constant currency basis,” is a non-GAAP measure. We believe that this non-GAAP measure provides additional information that enables enhanced comparison to prior periods excluding the translation effects of changes in rates of foreign currency exchange and provides additional insight into the underlying performance of our operations located outside of the U.S. It should be noted that our presentation herein of amounts and percentage changes on a constant currency basis does not exclude the impact of foreign currency transaction gains and losses (that is, the impact of transactions denominated in other than the local currency of any of our subsidiaries in their local currency reported results).

Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2017 on a constant currency basis, net sales and adjusted operating income for 2017 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2016 and compared to the reported results for 2016; and (2) to present our growth in net sales and adjusted operating income for 2016 on a constant currency basis, net sales and operating income for 2016 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2015 and compared to the reported results for 2015.

	For the year ended November 30, 2017
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	11.2%	0.1%	11.1%
EMEA	(1.6)%	0.7%	(2.3)%
Asia/Pacific	6.4%	(2.5)%	8.9%
Total Consumer	7.9%	(0.1)%	8.0%
Industrial segment:
Americas	10.8%	(0.4)%	11.2%
EMEA	20.5%	(6.4)%	26.9%
Asia/Pacific	9.0%	(1.1)%	10.1%
Total Industrial	12.4%	(1.6)%	14.0%
Total net sales	9.6%	(0.7)%	10.3%

Adjusted operating income:
Consumer segment	15.0%	0.1%	14.9%
Industrial segment	33.6%	(3.5)%	37.1%
Total adjusted operating income	19.7%	(0.8)%	20.5%

	For the year ended November 30, 2016
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	5.8%	(0.5)%	6.3%
EMEA	2.4%	(4.5)%	6.9%
Asia/Pacific	1.5%	(4.8)%	6.3%
Total Consumer	4.5%	(1.9)%	6.4%
Industrial segment:
Americas	1.7%	(2.0)%	3.7%
EMEA	(6.4)%	(11.2)%	4.8%
Asia/Pacific	(0.1)%	(3.9)%	3.8%
Total Industrial	(0.2)%	(4.1)%	3.9%
Total net sales	2.7%	(2.8)%	5.5%

Adjusted operating income:
Consumer segment	7.6%	(1.1)%	8.7%
Industrial segment	5.3%	(6.3)%	11.6%
Total adjusted operating income	7.0%	(2.4)%	9.4%

To present information for the fiscal year 2018 projection on a constant currency basis, projected sales for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company's budgeted exchange rates for 2018 and are compared to the 2017 results, translated into U.S. dollars using the same 2018 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2017.

Estimate for the year ending November 30, 2018

Percentage change in net sales	12% to 14%
Impact of favorable foreign currency exchange rates	(1)%
Percentage change in net sales on a constant currency basis	11% to 13%

In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related transaction and integration expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges and stock-based compensation expenses. Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and our term loans which require us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually commencing on November 30, 2018. As of November 30, 2017, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the years ended November 30, 2017, 2016 and 2015:

	2017	2016	2015
Net income	$477.4	$472.3	$401.6
Depreciation and amortization	125.2	108.7	105.9
Interest expense	95.7	56.0	53.3
Income tax expense	151.3	153.0	131.3
EBITDA	849.6	790.0	692.1
Adjustments to EBITDA (1), (2)	117.4	36.1	77.8
Adjusted EBITDA	$967.0	$826.1	$769.9

Net debt (3)	$4,915.3	$1,403.8	$1,356.8

Leverage ratio (Net debt/Adjusted EBITDA)	5.1	1.7	1.8

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit facility and term loan agreements and includes special charges, stock-based compensation expense and, for the trailing twelve-month period ended November 30, 2017, transaction and integration expenses (related to RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of November 30, 2017, our leverage ratio under the terms of those agreements is 4.5.

(3)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements define net debt as the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

Our long-term target for our leverage ratio is 1.5 to 1.8. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	2017	2016	2015
Net cash provided by operating activities	$815.3	$658.1	$590.0
Net cash used in investing activities	(4,508.3)	(267.1)	(338.9)
Net cash provided by (used in) financing activities	3,756.0	(371.5)	(199.6)
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, increase our dividend, fund capital projects and make share repurchases when appropriate. Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of the fiscal year.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2017, the exchange rates for the Euro, the British pound sterling, Canadian dollar, Australian dollar, Polish zloty and Chinese renminbi were higher versus the U.S. dollar than at November 30, 2016.
Operating Cash Flow – Operating cash flow was $815.3 million in 2017, $658.1 million in 2016 and $590.0 million in 2015. The improvement in cash flow from operations in 2017 compared to 2016 is primarily attributable to improvements in cash flow generated from inventories and accounts payable and a higher level of non-cash items that impacted net income, which was partially offset by the timing of employee benefit payments. The improvement in cash flow from operations in 2016 compared to 2015 is predominantly due to higher net income, resulting principally from higher sales and gross profit, a decrease in cash payments related to special charges and the impact of higher income tax and employee benefit accruals.

Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory had a significant impact on the variability in cash flow from operations. It was a significant source of cash in 2017, a significant use of cash in 2016 and a less significant use of cash in 2015, when compared to 2016. The change in trade accounts receivable has varied in the last three years, as it was a use of cash in 2017 and 2016 and a source of cash in 2015. The change in accounts payable was a significant source of cash in all three years, but more so in 2017 compared to 2016 and 2015. Dividends received from unconsolidated affiliates, which were lower in 2017 as compared to 2016 and higher in 2016 as compared to 2015, also impacted our cash flow from operations.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2017	2016	2015
Cash Conversion Cycle	76.6	88.5	90.2
The decrease in CCC in 2017 from 2016 is due to an increase in our days payable outstanding as a result of extending our payment terms to suppliers and, to a lesser extent, a decrease in our days in inventory. The decrease in CCC in 2016 from 2015 is mainly due to an increase in our days payable outstanding as a result of extending our payment terms to suppliers.
Investing Cash Flow – Net cash used in investing activities was $4,508.3 million in 2017, $267.1 million in 2016 and $338.9 million in 2015. The variability between years is principally a result of cash usage related to our acquisitions of businesses, which amounted to $4,327.4 million in 2017, $120.6 million in 2016 and $210.9 million in 2015. See note 2 of the financial statements for further details related to these acquisitions. Capital expenditures were $182.4 million in 2017, $153.8 million in 2016 and $128.4 million in 2015. We expect 2018 capital expenditures to approximate $200 million to support our planned growth.
Financing Cash Flow – Net cash provided by financing activities was $3,756.0 million in 2017, as compared to a cash usage of $371.5 million in 2016 and $199.6 million in 2015. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, both as described below. In 2017, 2016 and 2015, our net borrowing activity provided cash of $3,574.6 million, $55.7 million and $118.0 million, respectively. In 2017, we issued $4,000.0 million of long-term debt, including $2,500.0 million of notes and $1,500.0 million of term loans (see note 6 of the financial statements for additional information with respect to this long-term debt). The net proceeds from the issuance of this long-term debt were $3,977.6 million. We also paid $7.7 million of costs associated with the issuance of debt and our $1.0 billion revolving credit facility. In 2017, we repaid $272.7 million of long-term debt, including $268.8 million of our $1,500.0 million term loans issued in August 2017.

In 2016, net proceeds from short-term borrowings of $251.7 million were used to pay off $200 million of 5.20% notes that matured in December 2015 and for general corporate purposes. In 2015, we received net cash proceeds of $246.5 million from our issuance of $250.0 million of 3.25% notes due 2025. The net proceeds from this offering were used to pay down short-term borrowings and for general corporate purposes in 2015.
In 2017 and 2015, we repaid $134.6 million and $127.4 million, respectively, of short-term borrowings.
The following table outlines the activity in our share repurchase programs:

	2017	2016	2015
Number of shares of common stock	1.4	2.6	1.9
Dollar amount	$137.8	$242.7	$145.8

As of November 30, 2017, $189 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In connection with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program.
During 2017, we issued approximately 6.35 million shares of our Common Stock Non-Voting to fund our acquisition of RB Foods (see notes 2 and 13 of the financial statements), which included approximately 0.8 million shares from the exercise of the underwriters' option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million. In addition, we also issued $29.5 million of common stock related to our stock compensation plans in 2017. All of the common stock issued in 2016 and 2015 relates to our stock compensation plans, including the effects of the related excess tax benefits.
Our dividend history over the past three years is as follows:

	2017	2016	2015
Total dividends paid	$237.6	$217.8	$204.9
Dividends paid per share	1.88	1.72	1.60
Percentage increase per share	9.3%	7.5%	8.1%
In November 2017, the Board of Directors approved a 10.6% increase in the quarterly dividend from $0.47 to $0.52 per share.
The following table presents our leverage ratios for the trailing twelve month periods ended November 30, 2017, 2016 and 2015:

	2017	2016	2015
Leverage ratio	5.1	1.7	1.8

Our leverage ratio was 5.1 as of November 30, 2017, as compared to the ratios of 1.7 and 1.8 as of November 30, 2016 and 2015, respectively. The increase in the ratio from 1.7 as of November 30, 2016 to 5.1 as of November 30, 2017 is principally due to an increase in total debt associated with the funding, net of cash flow from operations for 2017, of our acquisitions of RB Foods and Giotti, repurchases of common stock and payment of dividends.

The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements, both outstanding at November 30, 2017, provide that Adjusted EBITDA under that covenant also include the pro forma impact of acquisitions. As of November 30, 2017, our leverage ratio under the terms of those agreements is 4.5.

Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the permanent repatriation of cash balances from certain of our subsidiaries could have had adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. At November 30, 2017, we temporarily used $43.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2017 and 2016 were $630.6 million and $603.8 million, respectively. The total average debt outstanding for the years ended November 30, 2017 and 2016 was $2,996.6 million and $1,658.8 million, respectively.

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

In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This facility replaces our prior facilities: (i) a five-year $750 million revolving credit facility that was due to expire in June 2020 and (ii) a 364-day $250 million revolving facility, which we entered into in the second quarter of 2017 and that was due to expire in March 2018. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $233.1 million as of November 30, 2017 that will expire in 2018. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See note 6 of the financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash payments to pension plans, including unfunded plans, were $18.7 million in 2017, $25.1 million in 2016 and $15.7 million in 2015. It is expected that the 2018 total pension plan contributions will be approximately $5 million primarily for international plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 64% of assets are invested in equities, 26% in fixed income investments and 10% in other investments. Assets in the rabbi trust are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 50% in equities and 50% in fixed income investments. See note 10 of the financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
In fiscal 2017, we made the following acquisitions:

•
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $123.8 million, net of cash acquired of $1.2 million. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. Our acquisition of Giotti in fiscal 2017 expanded the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products.

•
On August 17, 2017, we completed the acquisition of RB Foods. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million, and included a preliminary working capital adjustment of $11.2 million. In December 2017, we paid an additional $4.2 million associated with the final working capital adjustment. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13 of the financial statements) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6 of the financial statements). The acquired market-leading brands of RB Foods include French’s, Frank’s RedHot and Cattlemen’s, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and industrial segments. The operations of RB Foods have been included as a component of our consumer and industrial segments from the date of acquisition.

In fiscal 2016, we made the following acquisitions:

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

In fiscal 2015, we made the following acquisitions:

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

•
We purchased 100% of the shares of D&A, a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In 2017, the contingent consideration liability specified in the purchase agreement was settled in advance of its contractual term for approximately $29.3 million (€26.1 million), with $19.7 million (€17.6 million) paid in 2017. That €17.6 million was in addition to the €5.0 million prepayment of the contingent consideration that we made as of the acquisition date, with the remaining €3.5 million expected to be paid in 2018. D&A has been included in our consumer segment since its acquisition.

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
During 2017, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese yuan and Australian dollar. We did not hedge our net investments in subsidiaries and unconsolidated affiliates.
The following table summarizes the foreign currency exchange contracts held at November 30, 2017. All contracts are valued in U.S. dollars using year-end 2017 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.

FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2017

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
Euro	U.S. dollar	$11.0	1.14	$(0.6)
British pound sterling	U.S. dollar	30.0	1.29	(1.6)
Canadian dollar	U.S. dollar	174.0	0.78	1.5
U.S. dollar	Australian dollar	17.8	0.78	(0.4)
Polish zloty	U.S. dollar	17.9	3.78	(1.3)
Australian dollar	Euro	46.4	1.50	2.7
Swiss franc	Euro	67.3	1.08	5.6
Canadian dollar	British pound sterling	30.4	1.65	1.9
We had a number of smaller contracts at November 30, 2017 with an aggregate notional value of $11.1 million to purchase or sell other currencies, such as the Swiss franc and the Romanian leu. The aggregate fair value of these contracts was $0.2 million at November 30, 2017.
At November 30, 2016, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar and Polish zloty with a notional value of $449.2 million, all of which matured in 2017. The aggregate fair value of these contracts was $(0.5) million at November 30, 2016.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2017. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEARS OF MATURITY AT NOVEMBER 30, 2017

	2018	2019	2020	2021	Thereafter	Total	Fair value
Debt
Fixed rate	$250.6	$0.5	$0.2	$250.2	$3,061.1	$3,562.6	$3,615.2
Average interest rate	5.75%	7.10%	11.94%	3.91%	3.33%	—	—
Variable rate	$332.6	$76.6	$576.6	$76.6	$438.5	$1,500.9	$1,500.9
Average interest rate	2.39%	2.72%	2.57%	2.72%	2.74%	—	—
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

•
We issued an aggregate amount of $2.5 billion of senior unsecured notes in August 2017. These notes are due as follows: $750 million due August 15, 2022, $700 million due August 15, 2024, $750 million due August 15, 2027 and $300 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Forward treasury lock agreements settled upon issuance of the $750 million notes due August 15, 2027 effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%.

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2017, our most significant raw materials were pepper, dairy products, garlic, vanilla, capsicums (red peppers and paprika), onion, wheat flour and rice. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2017:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$257.6	$257.6	$—	$—	$—
Long-term debt	4,805.9	325.6	653.9	1,509.4	2,317.0
Operating leases	172.0	41.7	59.6	37.0	33.7
Interest payments	1,187.5	150.0	276.0	232.9	528.6
Raw material purchase obligations(a)	469.4	469.4	—	—	—
Other purchase obligations(b)	17.8	14.4	3.4	—	—
Total contractual cash obligations	$6,910.2	$1,258.7	$992.9	$1,779.3	$2,879.3

(a)	Raw material purchase obligations outstanding as of year end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(b)	Other purchase obligations consist of advertising media commitments and utility contracts.

The contractual cash obligations table above does not reflect any estimated lease payment obligation with respect to a 15-year lease for a headquarters building in Hunt Valley, Maryland, which we entered into in July 2016. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, will require monthly lease payments of approximately $0.9 million beginning six months after lease commencement. That monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to an increase in the event of agreed-upon changes to specifications related to the headquarters building. See note 6 of the financial statements for additional details.
Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.6	$0.6	$—	$—	$—
Standby letters of credit	7.3	7.3	—	—	—
Total commercial commitments	$7.9	$7.9	$—	$—	$—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2017 and 2016.
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
Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
Goodwill Impairment
Our reporting units are the same as our operating segments. We calculate fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2017, we had $4,490.1 million of goodwill recorded in our balance sheet ($3,385.4 million in the consumer segment and $1,104.7 million in the industrial segment). Included in those amounts are $2,546.3 million ($1,697.5 million in the consumer segment and $848.8 million in the industrial segment) of goodwill related to our acquisition of RB Foods that, as of November 30, 2017, was determined on a preliminary basis. The final valuation of the acquired net assets of RB Foods, and the related goodwill balance by segment, will be completed in 2018. Our fiscal year 2017 testing indicates that the current fair values of our reporting units are significantly in excess of carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We calculate fair value by using a relief-from-royalty method or discounted cash flow model and then compare that to the carrying amount of the indefinite-lived intangible asset.

As of November 30, 2017, we had $2,808.5 million of brand name assets and trademarks recorded in our balance sheet, and none of the balances exceeded their calculated fair values. Excluding (i) the brand names associated with the 2017 RB Foods acquisition, which were based upon a preliminary valuation of the acquired net assets, (ii) the brand names associated with other acquisitions in 2017, 2016 and 2015, including Giotti, Gourmet Garden, Brand Aromatics, D&A and Stubbs, (iii) the Kohinoor brand name that was written down to its estimated fair value in

2015, and (iv) the Kamis brand name as discussed below, the percentage excess of estimated fair value over book values for our major brand names and trademarks is 40% or more as of November 30, 2017.

The following table outlines the book value of our major brand names and trademarks as of November 30, 2017:

RB Foods (French's, Frank's RedHot, and Cattlemen's) (a)	$2,475.0
Zatarain's	106.4
Lawry’s	48.0
Kamis	35.7
Stubb's	27.1
DaQiao/ChuShiLe	26.4
Gourmet Garden	27.3
Simply Asia/Thai Kitchen	18.6
Drogheria & Alimentari	13.6
Kohinoor	8.6
Giotti	5.4
Brand Aromatics	4.2
Other	12.2
Total	$2,808.5
(a) Book value for the French's, Frank's RedHot, and Cattlemen's brand names as of November 30, 2017 is based on a preliminary valuation of the acquired net assets of RB Foods and will be adjusted upon finalization of this valuation in 2018.

The percentage excess of calculated fair value over book value for the Kamis brand name as of November 30, 2017, was approximately 14%. A change in assumptions with respect to future performance of the Kamis business could result in impairment losses in the future.

The brand names and trademarks related to recent acquisitions (in particular, our most recent – and most significant – acquisition, RB Foods) may be more susceptible to future impairment as their carrying values represent recently determined fair values. A change in assumptions with respect to future performance of these recently acquired businesses, or a change in other assumptions, could result in impairment losses in the future.
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
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2018 pension and postretirement benefit expense by approximately $10 million. A 1% increase or decrease in the expected return on plan assets would impact 2018 pension expense by approximately $9 million.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Our assessment of the effectiveness of our internal control over financial reporting as of November 30, 2017 did not include an assessment of the effectiveness of internal control over financial reporting of RB Foods, which we acquired on August 17, 2017. The operating results of RB Foods are included in our consolidated financial statements from the period subsequent to the acquisition date and, excluding goodwill and intangible assets, include $164 million of assets as of November 30, 2017, and $190 million in net sales for the year then ended. We will include RB Foods in our 2018 annual assessment of internal control over financial reporting. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2017.
Our internal control over financial reporting as of November 30, 2017 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

Chairman, President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McCormick & Company, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reckitt Benckiser's Food Division ("RB Foods") acquired on August 17, 2017, which is included in the 2017 consolidated financial statements of McCormick & Company, Incorporated and constituted $164 million of assets, excluding goodwill and intangible assets, as of November 30, 2017 and $190 million of net sales for the year then ended. Our audit of internal control over financial reporting of McCormick & Company, Incorporated also did not include an evaluation of the internal control over financial reporting of RB Foods.
In our opinion, McCormick & Company, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2017 and 2016, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2017 and our report dated January 25, 2018 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 25, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements
The Board of Directors and Shareholders of
McCormick & Company, Incorporated
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated as of November 30, 2017 and 2016, and the related consolidated income statements, statements of comprehensive income, statements of shareholders’ equity and cash flow statements for each of the three years in the period ended November 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McCormick & Company, Incorporated at November 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2018 expressed an unqualified opinion thereon.
Baltimore, Maryland
January 25, 2018

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2017	2016	2015
Net sales	$4,834.1	$4,411.5	$4,296.3
Cost of goods sold	2,823.9	2,579.8	2,559.0
Gross profit	2,010.2	1,831.7	1,737.3
Selling, general and administrative expense	1,244.8	1,175.0	1,127.4
Transaction and integration expenses (related to RB Foods acquisition)	40.8	—	—
Special charges	22.2	15.7	61.5
Operating income	702.4	641.0	548.4
Interest expense	95.7	56.0	53.3
Other debt costs	15.4	—	—
Other income, net	3.5	4.2	1.1
Income from consolidated operations before income taxes	594.8	589.2	496.2
Income taxes	151.3	153.0	131.3
Net income from consolidated operations	443.5	436.2	364.9
Income from unconsolidated operations	33.9	36.1	36.7
Net income	$477.4	$472.3	$401.6
Earnings per share–basic	$3.77	$3.73	$3.14
Earnings per share–diluted	$3.72	$3.69	$3.11
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2017	2016	2015
Net income	$477.4	$472.3	$401.6
Net income (loss) attributable to non-controlling interest	1.6	(1.3)	0.5
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans (including curtailment gains of $76.7 for 2017)	103.2	(28.5)	27.4
Currency translation adjustments	174.6	(94.6)	(239.8)
Change in derivative financial instruments	(12.5)	4.1	(3.4)
Deferred taxes	(30.8)	8.9	(5.3)
Total other comprehensive income (loss)	234.5	(110.1)	(221.1)

Comprehensive income	$713.5	$360.9	$181.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2017	2016
Assets
Cash and cash equivalents	$186.8	$118.4
Trade accounts receivable, less allowances of $6.6 for 2017 and $4.2 for 2016	555.1	465.2
Inventories	793.3	756.3
Prepaid expenses and other current assets	81.8	81.9
Total current assets	1,617.0	1,421.8
Property, plant and equipment, net	809.1	669.4
Goodwill	4,490.1	1,771.4
Intangible assets, net	3,071.1	424.9
Investments and other assets	398.5	348.4
Total assets	$10,385.8	$4,635.9
Liabilities
Short-term borrowings	$257.6	$390.3
Current portion of long-term debt	325.6	2.9
Trade accounts payable	639.9	450.8
Other accrued liabilities	724.2	578.7
Total current liabilities	1,947.3	1,422.7
Long-term debt	4,443.9	1,054.0
Deferred taxes	1,094.5	79.9
Other long-term liabilities	329.2	441.2
Total liabilities	7,814.9	2,997.8
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2017–10.0 shares, 2016–11.4 shares	378.2	409.7
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2017–121.0 shares, 2016–113.9 shares	1,294.7	674.5
Retained earnings	1,166.5	1,056.8
Accumulated other comprehensive loss	(279.5)	(514.4)
Non-controlling interests	11.0	11.5
Total shareholders’ equity	2,570.9	1,638.1
Total liabilities and shareholders’ equity	$10,385.8	$4,635.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2017	2016	2015
Operating activities
Net income	$477.4	$472.3	$401.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.2	108.7	105.9
Stock-based compensation	23.9	25.6	18.7
Brand name impairment included in special charges	—	—	9.6
Special charges and transaction and integration expenses	19.1	7.2	22.8
Amortization of inventory fair value adjustment associated with acquisition of RB Foods	20.9	—	—
Loss on sale of assets	1.3	1.5	0.6
Deferred income tax expense (benefit)	24.1	(40.0)	1.0
Income from unconsolidated operations	(33.9)	(36.1)	(36.7)
Settlement of forward-starting interest rate swaps	(2.9)	—	—
Changes in operating assets and liabilities (net of effect of businesses acquired):
Trade accounts receivable	(13.0)	(21.0)	15.6
Inventories	44.6	(39.0)	(18.0)
Trade accounts payable	98.2	47.0	40.4
Other assets and liabilities	6.8	94.5	(2.4)
Dividends received from unconsolidated affiliates	23.6	37.4	30.9
Net cash provided by operating activities	815.3	658.1	590.0
Investing activities
Acquisitions of businesses (net of cash acquired)	(4,327.4)	(120.6)	(210.9)
Proceeds from exit of consolidated joint venture (net of cash paid of $0.9)	—	4.2	—
Capital expenditures	(182.4)	(153.8)	(128.4)
Proceeds from sale of property, plant and equipment	1.1	1.7	0.4
Proceeds from insurance	0.4	1.4	—
Net cash used in investing activities	(4,508.3)	(267.1)	(338.9)
Financing activities
Short-term borrowings, net	(134.6)	251.7	(127.4)
Long-term debt borrowings	3,989.6	6.0	247.0
Payment of debt issuance costs	(7.7)	—	—
Long-term debt repayments	(272.7)	(202.0)	(1.6)
Proceeds from exercised stock options	29.5	36.8	38.4
Taxes withheld and paid on employee stock awards	(5.8)	(3.5)	(5.3)
Payment of contingent consideration	(19.7)	—	—
Purchase of minority interest	(1.2)	—	—
Issuance of common stock non-voting (net of issuance costs of $0.9)	554.0	—	—
Common stock acquired by purchase	(137.8)	(242.7)	(145.8)
Dividends paid	(237.6)	(217.8)	(204.9)
Net cash provided by (used in) financing activities	3,756.0	(371.5)	(199.6)
Effect of exchange rate changes on cash and cash equivalents	5.4	(13.7)	(16.2)
Increase in cash and cash equivalents	68.4	5.8	35.3
Cash and cash equivalents at beginning of year	118.4	112.6	77.3
Cash and cash equivalents at end of year	$186.8	$118.4	$112.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2014	12.0	116.4	$995.6	$982.6	$(186.0)	$17.2	$1,809.4
Net income			—	401.6	—	—	401.6
Net income attributable to non-controlling interest			—	—	—	0.5	0.5
Other comprehensive income (loss), net of tax			—	—	(220.1)	(1.0)	(221.1)
Dividends			—	(208.2)	—	—	(208.2)
Stock-based compensation			18.7	—	—	—	18.7
Shares purchased and retired	(0.2)	(1.8)	(16.2)	(139.3)	—	—	(155.5)
Shares issued, including tax benefit of $5.5	0.8	0.1	41.5	—	—	—	41.5
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, November 30, 2015	11.7	115.6	$1,039.6	$1,036.7	$(406.1)	$16.7	$1,686.9
Net income			—	472.3	—	—	472.3
Net income attributable to non-controlling interest			—	—	—	(1.3)	(1.3)
Other comprehensive income (loss), net of tax			—	—	(108.3)	(1.8)	(110.1)
Dividends			—	(222.0)	—	—	(222.0)
Dividends attributable to non-controlling interest			—	—	—	(0.6)	(0.6)
Exit from consolidated joint venture			—	—	—	(1.5)	(1.5)
Stock-based compensation			25.6	—	—	—	25.6
Shares purchased and retired	(0.2)	(2.5)	(19.9)	(230.2)	—	—	(250.1)
Shares issued, including tax benefit of $8.1	0.6	0.1	38.9	—	—	—	38.9
Equal exchange	(0.7)	0.7	—	—	—	—	—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2016	11.4	113.9	$1,084.2	$1,056.8	$(514.4)	$11.5	$1,638.1
Net income			—	477.4	—	—	477.4
Net income attributable to non-controlling interest			—	—	—	1.6	1.6
Other comprehensive income (loss), net of tax			—	—	234.9	(0.4)	234.5
Dividends			—	(247.0)	—	—	(247.0)
Buyout of minority interest			—	0.6	—	(1.7)	(1.1)
Stock-based compensation			23.9	—	—	—	23.9
Shares issued in connection with RB Foods acquisition	—	6.4	554.0	—	—	—	554.0
Shares purchased and retired	(0.4)	(1.1)	(23.8)	(121.3)	—	—	(145.1)
Other shares issued	0.7	0.1	34.6	—	—	—	34.6
Equal exchange	(1.7)	1.7	—	—	—	—	—
Balance, November 30, 2017	10.0	121.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
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
Foreign Currency Translation
For majority-owned or controlled subsidiaries and affiliates, if located outside of the U.S., with functional currencies other than the U.S. dollar, asset and liability accounts are translated at the rates of exchange at the balance sheet date and the resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these majority-owned or controlled subsidiaries and affiliates — that is, transactions denominated in other than their functional currency — are included in net earnings.

Our unconsolidated affiliates located outside the U.S. generally use their local currencies as their functional currencies. The asset and liability accounts of those unconsolidated affiliates are translated at the rates of exchange at the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income (loss) of those affiliates. Income and expense items of those affiliates are translated at average monthly rates of exchange. We record our ownership share of the net assets and accumulated other comprehensive income (loss) of our unconsolidated affiliates in our consolidated balance sheet on the lines entitled “Investments and other assets” and “Accumulated other comprehensive loss,” respectively. We record our ownership share of the net income of our unconsolidated affiliates in our consolidated income statement on the line entitled “Income from unconsolidated operations.”
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
We also capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $12.8 million, $21.8 million and $9.4 million of software development costs during 2017, 2016 and 2015, respectively.
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
Long-lived Asset Impairment
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
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $115.4 million, $97.2 million and $95.8 million for 2017, 2016 and 2015, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $66.1 million, $61.0 million and $60.8 million for 2017, 2016 and 2015, respectively.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $276.3 million, $252.2 million and $240.6 million for 2017, 2016 and 2015, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation on assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertisement are expensed as incurred. Advertising expense was $117.8 million, $102.9 million and $106.8 million for 2017, 2016 and 2015, respectively.
Employee Benefit and Retirement Plans
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees.
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
We use the corridor approach in the valuation of defined benefit pension and postretirement benefit plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. Those unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants.
Accounting Pronouncements Adopted in 2017
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in comparison to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified, together with other income tax cash flows, as an operating activity in the cash flow statement rather than, as previously required, a financing activity. The new guidance is effective for the first quarter of our fiscal year ending November 30, 2018, with early adoption permitted.
We have elected to early adopt ASU No. 2016-09 effective December 1, 2016 on a prospective basis, where permitted by the new standard. As a result of this adoption:

•
We recognized discrete tax benefits of $10.7 million in the income taxes line item of our consolidated income statement for the year ended November 30, 2017 related to excess tax benefits upon vesting or settlement in that period.

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

•
At this time, we have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding rate. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement for 2017. ASU No. 2016-09 requires that this cash flow presentation be made retrospectively and our cash flow statements for 2016 and 2015 have been restated accordingly.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for 2017.
Recently Issued Accounting Pronouncements — Pending Adoption
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
In March 2017, the FASB issued ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement. Under the new standard, the service cost component of net periodic benefit cost will continue to be presented in the same income statement line items as other employee compensation costs from services rendered during the period. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income in the income statement. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. The changes in presentation will be applied retrospectively when adopted, while the change related to amounts capitalized in assets will be applied prospectively. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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
Acquisition of RB Foods
On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, is net of acquired cash of $24.3 million, and included a preliminary working capital adjustment of $11.2 million. In December 2017, we paid an additional $4.2 million associated with the final working capital adjustment. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6). The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. Condiments category and provide significant international growth opportunities for our consumer and industrial segments. At the time of the acquisition, annual sales of RB Foods were approximately $570 million. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of RB Foods’ operations are included in our consolidated financial statements as a component of our consumer and industrial segments from the date of acquisition.
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

Trade accounts receivable	$36.9
Inventories	68.8
Property, plant and equipment	33.1
Goodwill	2,546.3
Intangible assets	2,595.0
Other assets	4.4
Trade accounts payable	(65.5)
Other accrued liabilities	(35.4)
Deferred taxes	(954.8)
Other long-term liabilities	(23.1)
Total	$4,205.7
The preliminary fair value of intangible assets was determined using income methodologies. We valued trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the preliminary valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.
We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $20.9 million that was recognized in cost of goods sold in 2017 as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
The preliminary fair value of property, plant and equipment was determined using a combination of the income approach, the market approach and the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Deferred income tax assets and liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items.
The preliminary valuation of the acquired net assets of RB Foods includes $2,475.0 million allocated to indefinite-lived brand assets and $120.0 million allocated to definite-lived intangible assets with a weighted-average life of 15 years. As a result of the acquisition, we recognized a total of $2,546.3 million of goodwill. That goodwill, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumer and industrial customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. The final allocation of the fair value of the RB Foods acquisition, including the allocation of goodwill to our reporting units, which are the consumer and industrial segments, was not complete as of November 30, 2017, but will be finalized within the allowable measurement period. The results of RB Foods’ operations have been included in our consumer and industrial segments since its acquisition.
Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100 million, of which approximately $60 million represent transaction expenses and the remainder represent estimated integration expenses. These costs are anticipated to be incurred through fiscal 2018 and primarily consist of the amortization of the acquisition-date fair value adjustment of inventories in the amount of $20.9 million that is included in cost of goods sold for 2017; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs of $15.4 million related to the Bridge financing commitment that is included in other debt costs for 2017. Of the total anticipated transaction and integration expenses, we incurred $77.1 million in 2017 and expect to incur the balance in fiscal 2018. The following are the transaction and integration expenses that we have recorded in 2017 related to the RB Foods acquisition (in millions):

Transaction expenses included in cost of goods sold	$20.9
Transaction expenses included in other debt costs	15.4
Other transaction expenses	23.2
Integration expenses	17.6
Total	$77.1
RB Foods added $190.1 million to our sales for 2017. The impact of RB Foods on our 2017 consolidated income before taxes, including the effect of the transaction and integration expenses previously noted, and financing costs was a loss of approximately $42 million.
The following unaudited pro forma information presents consolidated financial information as if RB Foods had been acquired at the beginning of fiscal 2016. Interest expense has been adjusted to reflect the debt issued to finance the acquisition as though that debt had been outstanding at December 1, 2015. The pro forma results reflect amortization expense of approximately $8.0 million for each period presented, relating to definite-lived intangible assets recorded based upon preliminary third party valuations. The pro forma results for 2016 also include transaction and integration costs of $40.8 million, $20.9 million of amortization of the acquisition-date fair value adjustment of inventories, and $15.4 million associated with the Bridge financing commitment, all assuming that the acquisition had occurred as of December 1, 2015. The pro forma results for 2017 exclude the previously noted items, as they have been included, on a pro forma basis, in the results for 2016. The pro forma adjustments previously noted have been adjusted for the applicable income tax impact. Basic and diluted shares outstanding have been adjusted to reflect the issuance of 6.35 million shares of our common stock non-voting to partially finance the acquisition.

(in millions, except per share data)	Year ended November 30,
	2017	2016
	(Unaudited)
Net sales	$5,209.0	$4,969.3
Net income	548.7	465.5
Earnings per share – basic	$4.19	$3.50
Earnings per share – diluted	4.14	3.46
These unaudited pro forma consolidated results are not adjusted for changes in the business that will take place subsequent to our acquisition, including, but not limited to, additional transaction and integration costs that may be incurred. Accordingly, the above unaudited pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of December 1, 2015, nor are they indicative of future consolidated results.
Other Acquisitions
On May 5, 2017, we purchased the remaining 15% ownership interest in our joint venture, Kohinoor Specialty Foods India Private Limited (Kohinoor) in India for a cash payment of $1.6 million, of which $1.2 million was paid in 2017 and the balance is expected to be paid in the fourth quarter of 2018. In September 2011, when we originally entered this joint venture, we invested $113.0 million for an 85% interest in Kohinoor. In conjunction with our purchase of the 15% minority interest in 2017, we have eliminated the minority interest in Kohinoor and recorded an adjustment of $0.6 million in retained earnings of our shareholders' equity section of our consolidated balance sheet. The $1.2 million payment is reflected in the financing activities section of our consolidated cash flow statement for 2017.
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a purchase price of $123.8 million (net of cash acquired of $1.2 million), including the effect of a $0.2 million favorable net working capital adjustment. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of

Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's industrial segment, including additional expertise in flavoring health and nutrition products. During 2017, we completed the final valuation of the acquired net assets of Giotti that resulted in $7.0 million allocated to net tangible assets acquired, $4.8 million allocated to indefinite lived brand asset, $31.5 million allocated to definite-lived intangible assets with a weighted-average life of 11.9 years and $80.5 million allocated to goodwill. Goodwill related to the Giotti acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging the customer intimacy and value-added flavor solutions we provide to our industrial customers to Giotti’s relationships with industrial customers of their flavors solutions and extracts, as well as from expected synergies from the combined operations and assembled workforces, and the future development initiatives of the assembled workforces. Giotti has been included in our industrial segment since its acquisition.
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
On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $116.2 million, net of cash acquired of $3.3 million and after closing adjustments, and was financed with a combination of cash and short-term borrowings. That purchase price reflects a $1.9 million favorable net working capital adjustment that was received in the third quarter of 2016. During 2017, we completed the final valuation of the Gourmet Garden acquisition which resulted in the following changes from the preliminary valuation to the acquired assets and liabilities: (i) the indefinite-lived brand asset increased by $7.3 million to $27.6 million; (ii) definite-lived intangible assets increased by $4.7 million to $18.9 million (with a weighted-average life of 14.2 years); (iii) net tangible assets (net of liabilities assumed, including the deferred tax liabilities associated with identified intangible assets) acquired decreased by $4.4 million to $16.0 million; (iv) goodwill decreased by $7.6 million to $53.7 million. There was no material change to amortization expense as a result of these changes in the final valuation. Goodwill related to the Gourmet Garden acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand-building expertise, our insights in demand from consumers for herbs, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component was not material to its overall business in 2016. Beginning in 2017, the industrial component of Gourmet Garden is being reflected as a component of our industrial segment.

On August 20, 2015, we completed the purchase of 100% of the shares of One World Foods, Inc., owner of the Stubb's brand of barbeque products (Stubb's), a privately held company located in Austin, Texas. Stubb's is a leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb's products include marinades, rubs and skillet sauces. Its addition expanded the breadth of value-added products in our consumer segment. At the time of acquisition, annual sales of Stubb's were approximately $30 million. The purchase price for Stubb's was $99.4 million, net of cash acquired of $0.8 million, and was financed with a combination of cash and short-term borrowings. During 2016, we completed the final valuation of the Stubb's acquisition, which resulted in the following changes from the preliminary valuation to the acquired assets and liabilities: (i) the indefinite-lived brand asset increased by $13.8 million to $27.1 million; (ii) definite-lived intangible assets increased by $11.9 million to $24.4 million (with a weighted-average life of 13.9 years); (iii) tangible assets acquired increased by $0.3 million to $5.7 million; (iv) liabilities assumed (including the deferred tax liabilities associated with identified intangible assets) increased by $7.0 million to $19.4 million; and (v) goodwill decreased by $19.0 million to $61.6 million. As a result of these changes in the final valuation, additional amortization expense for definite-lived intangible assets of $0.9 million was recorded for the year ended November 30, 2016. Goodwill related to the Stubb's acquisition, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumers for unique and authentic barbeque and grilling flavors, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce.

On May 29, 2015, we completed the purchase of 100% of the shares of Drogheria & Alimentari (D&A), a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. This acquisition complemented our strong brands and expanded our current spice and seasoning leadership in Europe with a sizable footprint in Italy. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, and was financed with a combination of cash and short-term borrowings. In addition, the purchase agreement called for a potential earn out payment in 2018 of up to €35 million, based upon the performance of the acquired business in 2017. This potential earn-out payment had an acquisition-date fair value of $27.7 million (or approximately €25 million), based on estimates of projected performance in 2017 and discounted using a probability-weighted approach. During 2017, we reached agreement with the sellers to settle the contingent consideration liability prior to its contractual term for approximately $29.3 million (€26.1 million), with $19.7 million (€17.6 million) paid in 2017. We previously prepaid €5.0 million at the date of acquisition. The balance of the liability is expected to be paid early in 2018. Accordingly, during 2017, we recognized a $1.6 million gain on settlement in selling, general and administrative expense in our consolidated income statement. At the time of the acquisition, annual sales of D&A were approximately €50 million. D&A has been included in our consumer segment since its acquisition.

On March 9, 2015, we acquired 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expanded the breadth of value-added products in our industrial segment. The purchase price for Brand Aromatics was $62.4 million, net of post-closing adjustments and was financed with a combination of cash and short-term borrowings. At the time of acquisition, annual sales of Brand Aromatics were approximately $30 million. Brand Aromatics has been included in our industrial segment since its acquisition.

Transaction-related expenses include third party expenses related to commercial and legal due diligence for unconsummated and completed acquisitions as well as third party expenses related to accounting, legal and financing activities with respect to completed acquisitions. Transaction-related expenses associated with the above acquisitions, excluding amounts related to the RB Foods acquisition that are separately classified in our consolidated income statement, are included in selling, general and administrative expense in our consolidated income statement and totaled $2.9 million, $5.5 million and $3.6 million for 2017, 2016 and 2015, respectively.

In 2017, Giotti added $66.5 million and Gourmet Garden added $27.3 million to our sales for the year and first four months of fiscal 2017, respectively. Due to financing, acquisition and integration costs, the aggregate incremental operating income contributed by Giotti and Gourmet Garden was not significant to our overall results for 2017. Pro forma financial information for our other acquisitions has not been presented because the financial impact is not material.
3.  SPECIAL CHARGES

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.

The following is a summary of special charges recognized in 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Special charges included in cost of goods sold	$—	$0.3	$4.0
Other special charges in the income statement (1)	22.2	15.7	61.5
Total special charges	$22.2	$16.0	$65.5

(1)
Included in special charges for 2017 is a non-cash fixed asset impairment charge of $0.5 million. Included in special charges for 2016 is a non-cash goodwill impairment charge of $2.6 million recognized upon the exit of a consolidated joint venture. Included in special charges for 2015 are non-cash brand impairment charges of $9.6 million and non-cash fixed asset impairment charges of $1.1 million.

The following is a summary of special charges by business segments in 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Consumer segment	$15.3	$9.2	$52.8
Industrial segment	6.9	6.8	12.7
Total special charges	$22.2	$16.0	$65.5

We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

During 2017, we recorded $22.2 million of special charges, consisting primarily of (i) $12.7 million related to third party expenses incurred associated with our evaluation of changes relating to our global enablement initiative, which is described below; (ii) $2.8 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; (iii) $2.5 million for severance and other exit costs associated with our Europe, Middle East, and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017; and (iv) $1.7 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia/Pacific region to a new facility under construction in Thailand (which began in 2016).

Of the $22.2 million in special charges recorded during 2017, approximately $19.0 million were paid in cash and $0.5 million represented a non-cash asset impairment, with the remaining accrual expected to be paid in early 2018.

During 2017, our Management Committee approved a three-year initiative during which we expect to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as Global Enablement (GE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected three-year course—to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that two-thirds will be attributable to employee severance and related benefit payments and one-third will be attributable to cash payments associated with related costs of GE implementation and transition, including outside consulting and other costs directly related to the initiative. The GE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

During 2016, we recorded $16.0 million of special charges, principally consisting of: (i) $5.7 million related to additional organization and streamlining actions associated with our EMEA region, which began in 2015; (ii) $2.8 million associated with the exit from our consolidated joint venture in South Africa, which is described below; (iii) $1.9 million for employee severance actions and other exit costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India, which began in 2015 and is further described below; (iv) $1.8 million associated with actions in connection with our planned exit of two leased manufacturing facilities in Singapore and Thailand, which are described below; and (v) $1.7 million for employee severance actions and related costs associated with our North American effectiveness initiative, which began in 2015. The remainder principally relates to other streamlining actions in 2016, as approved by our Management Committee, in our operations in North America, EMEA and Asia/Pacific.

In 2016, we exited our consolidated joint venture in South Africa and recognized special charges of $2.8 million, principally related to the write-off of $2.6 million of goodwill upon the receipt of regulatory approval to terminate the joint venture in the fourth quarter of 2016. As part of the negotiated agreement related to the exit, our former joint venture partner paid the joint venture $5.1 million for inventory and fixed assets and the joint venture paid $0.9 million to the former partner to settle their joint venture interest.

In 2016, our Management Committee approved a plan to construct a new manufacturing facility in Thailand for our Asia/Pacific region, with anticipated completion in 2018. Upon completion of construction, we will exit two leased manufacturing facilities in Singapore and Thailand. We have recorded $1.7 million and $1.8 million of special charges in 2017 and 2016, respectively, principally related to severance and other related costs associated with employees located at the existing leased facility in Singapore. We expect to record additional special charges related to this action of approximately $1.3 million in 2018 associated with other exit costs.

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

In 2015, we offered a voluntary retirement plan, which included enhanced separation benefits but did not include supplementary pension benefits, to certain U.S. employees aged 55 years or older with at least ten years of service to the company. Upon our receipt of notification from participants that they accepted this plan, which closed early in 2015, we accrued special charges of $23.9 million, consisting of employee severance and related benefits that were largely paid in 2015 as substantially all of the affected employees had left the company in 2015. The voluntary retirement plan is part of our North American effectiveness initiative. In addition to the cost of the voluntary retirement plan, we recognized an additional $5.3 million of special charges in 2015 as part of our North American effectiveness initiative, of which $3.0 million represented additional employee severance and related benefits and $2.3 million represented other related expenses. In 2016, we recorded an additional $1.7 million associated with employee severance and related expenses as part of our North American effectiveness initiative.

Our North American effectiveness initiative generated cost savings of approximately $15 million in 2015 and full year annual cost savings of approximately $27 million in 2016. As of November 30, 2016, our North American effectiveness initiative was effectively completed.

In 2015, we recorded special charges of $24.4 million, principally consisting of severance and related costs, to enhance organization efficiency and streamline processes in EMEA in order to support our competitiveness and long-term growth. These initiatives center on actions intended to reduce fixed costs and improve business processes, as well as continue to drive simplification across the business and supply chain. These actions include the transfer of certain additional activities to our shared services center in Poland. In 2017 and 2016, we recorded $0.9 million and $5.7 million of special charges, respectively, principally consisting of other related costs, for EMEA reorganization and streamlining activities that began in 2015.

The following table outlines the major components of accrual balances and activity relating to the special charges associated with the EMEA reorganization plans initiated in 2015 (in millions):

	Employee severance and related benefits	Other related costs	Total
Special charges	$21.5	$2.9	$24.4
Cash paid	(4.5)	(1.3)	(5.8)
Impairment of fixed assets recorded	—	(1.1)	(1.1)
Impact of foreign exchange	(0.8)	0.1	(0.7)
Balance as of November 30, 2015	16.2	0.6	16.8
Special charges	1.2	4.5	5.7
Cash paid	(6.8)	(4.6)	(11.4)
Impact of foreign exchange	(0.1)	—	(0.1)
Balance as of November 30, 2016	10.5	0.5	11.0
Special charges	—	0.9	0.9
Cash paid	(4.2)	(1.2)	(5.4)
Impact of foreign exchange	1.1	0.2	1.3
Balance as of November 30, 2017	$7.4	$0.4	$7.8

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

Due to the anticipated sales reduction associated with Kohinoor's discontinuance of its bulk-packaged and broken basmati rice product lines, only partially offset by the launch of consumer-packaged herbs and spices, we determined that an impairment of the Kohinoor brand name had occurred in 2015. Using a relief from royalty method (and a discount rate associated with the risk of the launch of consumer-packaged herbs and spices), a Level 3 fair value measurement, we recorded a non-cash impairment charge of $9.6 million in 2015. The remaining carrying value of our Kohinoor brand name as of November 30, 2017 is $8.6 million. In addition, as a result of the Kohinoor product line discontinuance in 2015, we recognized a $4.0 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of inventories of bulk and broken basmati rice, determined on a lower of cost or market basis, over the estimated net realizable value of such discontinued inventories. We also recorded $0.6 million of other exit costs associated with this plan of which $0.4 million were paid in 2015 and the balance of $0.2 million paid in 2016. In addition to the $14.2 million of special charges outlined above and recorded in 2015, we recorded and paid $1.9 million of special charges in 2016 consisting of costs associated with exiting certain contractual arrangements to improve Kohinoor's profitability and other severance and related costs directly associated with the plan.

As of November 30, 2017, reserves associated with special charges are included in other accrued liabilities in our consolidated balance sheet.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2017		2016
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$329.1	$66.5	$161.1	$48.4
Indefinite-lived intangible assets:
Goodwill	4,490.1	—	1,771.4	—
Brand names and trademarks	2,808.5	—	312.2	—
	7,298.6	—	2,083.6	—
Total goodwill and intangible assets	$7,627.7	$66.5	$2,244.7	$48.4
We acquired RB Foods in August 2017 (see note 2). A preliminary valuation of the acquired net assets of RB Foods resulted in the allocation of $2,475.0 million to indefinite lived brand assets and $120.0 million to definite-lived intangible assets. We expect to finalize the valuation of the acquired net assets of RB Foods, including the related goodwill and intangible assets, within the one-year measurement period from the date of acquisition.
Intangible asset amortization expense was $16.3 million, $11.3 million and $7.3 million for 2017, 2016 and 2015, respectively. At November 30, 2017, definite-lived intangible assets had a weighted-average remaining life of approximately 12 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30, 2017 and 2016 were as follows:

	2017		2016
(millions)	Consumer	Industrial	Consumer	Industrial
Beginning of year	$1,608.3	$163.1	$1,587.7	$171.6
Changes in preliminary purchase price allocation	(7.1)	—	(23.2)	—
Increases in goodwill from acquisitions	1,697.5	929.3	62.2	—
Decreases in goodwill from exit of consolidated joint venture	—	—	—	(2.6)
Foreign currency fluctuations	86.7	12.3	(18.4)	(5.9)
End of year	$3,385.4	$1,104.7	$1,608.3	$163.1

A preliminary valuation of the acquired net assets of RB Foods resulted in the allocation of $1,697.5 million and $848.8 million of goodwill to the consumer segment and industrial segment, respectively. We acquired Giotti in December 2016 (see note 2). We completed the final valuation of the acquired net assets of Giotti during the fourth quarter of 2017 which resulted in the allocation of $80.5 million of goodwill to the industrial segment. During fiscal 2017, we also finalized the purchase accounting for our 2016 acquisitions of Gourmet Garden and Cajun Injector, which resulted in a $7.1 million reduction in our consumer segment's goodwill.

5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2017	2016	2015
Net sales	$775.4	$767.6	$777.3
Gross profit	278.5	245.6	286.1
Net income	75.5	66.4	76.6
Current assets	$315.4	$315.6	$326.0
Noncurrent assets	127.6	113.0	114.6
Current liabilities	146.9	146.2	161.5
Noncurrent liabilities	13.6	9.1	8.1

Our share of undistributed earnings of unconsolidated affiliates was $126.3 million at November 30, 2017. Royalty income from unconsolidated affiliates was $17.5 million, $16.1 million and $17.8 million for 2017, 2016 and 2015, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 74% of income from unconsolidated operations in 2017, 83% in 2016 and 89% in 2015.
As of November 30, 2017, $114.0 million of our consolidated retained earnings represents undistributed earnings of investments in unconsolidated affiliates for which we have not provided deferred income tax liabilities.

6.  FINANCING ARRANGEMENTS
Our outstanding debt was as follows at November 30:

(millions)	2017	2016
Short-term borrowings
Commercial paper	$219.4	$356.9
Other	38.2	33.4
	$257.6	$390.3
Weighted-average interest rate of short-term borrowings at year-end	2.3%	1.4%

Long-term debt
5.75% notes due 12/15/2017(1)	$250.0	$250.0
Term loan due 8/17/2020(2)	500.0	—
3.90% notes due 7/8/2021(3)	250.0	250.0
2.70% notes due 8/15/2022	750.0	—
Term loan due 8/17/2022(2)	731.3	—
3.50% notes due 8/19/2023(4)	250.0	250.0
3.15% notes due 8/15/2024	700.0	—
3.25% notes due 11/15/2025(5)	250.0	250.0
3.40% notes due 8/15/2027(6)	750.0	—
4.20% notes due 8/15/2047	300.0	—
7.63%–8.12% notes due 2024	55.0	55.0
Other	19.6	11.1
Unamortized discounts, premiums, debt issuance costs and fair value adjustments	(36.4)	(9.2)
	4,769.5	1,056.9
Less current portion	325.6	2.9
	$4,443.9	$1,054.0

(1)	Interest rate swaps, settled upon the issuance of these notes in 2007, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 6.25%.

(2)	As more fully described below, the term loans are prepayable in whole or in-part. Also, the term loan due in 2022 requires quarterly principal payments of 2.5% of the initial principal amount.

(3)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(4)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.

(5)
Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3 month LIBOR plus 1.22% during this period (our effective rate as of November 30, 2017 was 2.64%).

(6)	Interest rate swaps, settled upon the issuance of these notes in 2017, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%.

Maturities of long-term debt during the fiscal years subsequent to November 30, 2018 are as follows (in millions):

2019	$77.1
2020	576.8
2021	326.8
2022	1,182.6
Thereafter	2,317.0

The consideration for our acquisition of RB Foods on August 17, 2017 totaled approximately $4.2 billion in cash (see note 2) and was funded with (a) borrowings under McCormick’s $1.5 billion Term Loan Agreement described below; (b) amounts received from the offering of $2.5 billion aggregate principal amount of McCormick’s senior unsecured notes described below; and (c) amounts received from the offering of McCormick’s common stock non-voting, which closed on August 11, 2017 (see note 13).

In connection with our entry into the agreement to acquire RB Foods, we entered into a commitment letter, dated July 18, 2017 (the “Commitment Letter”), under which certain banks agreed to provide a senior unsecured 364-day bridge loan facility (the “Bridge Facility”) of up to $4.2 billion in the aggregate. On August 7, 2017, we entered into a Senior Unsecured Bridge Credit Agreement with certain financial institutions under which those financial institutions agreed to provide a senior unsecured 364-day bridge loan facility (the “Bridge Facility”) for the purpose of providing the financing necessary to fund all or a portion of the consideration to be paid pursuant to the terms of the agreement related to the acquisition of RB Foods and related fees and expenses (the “Bridge Loan Commitment”). The Bridge Facility provided that the Bridge Loan Commitment would be reduced in equivalent amounts upon any incurrence by McCormick of, among other things, term loans and/or the issuance of equity or notes in a public offering or private placement prior to the consummation of the transaction, subject to certain exceptions set forth in the Bridge Facility. McCormick secured its permanent financing for the RB Foods acquisition, as described above, prior to the August 17, 2017 acquisition date. As a result, the Bridge Loan Commitment was reduced to zero without us ever drawing under the Bridge Facility. Other debt costs of $15.4 million for the year ended November 30, 2017 represents the Bridge Loan Commitment financing fees.

As previously noted, in connection with our acquisition of RB Foods, we entered into a Term Loan Agreement (“Term Loan”) in August 2017. The Term Loan provides for three-year and five-year senior unsecured term loans, each for $750 million. The net proceeds received from the issuance of the Term Loan was $1,498.3 million. The three-year loan is payable at maturity. The five-year loan is payable in equal quarterly installments in an amount of 2.5% of the initial principal amount, with the remaining unpaid balance due at maturity. The three-year and five-year loans are each prepayable in whole or in-part. During the fourth quarter of 2017, we repaid $250 million of the three-year loan. The three-year and five-year loans currently bear interest at LIBOR plus 1.125% and LIBOR plus 1.25%, respectively. The interest rates are based on our credit rating with the maximum potential interest rates of LIBOR plus 1.625% and LIBOR plus 1.75% for the three-year loan and five-year loan, respectively.

The provisions of our outstanding $1.0 billion revolving credit facility and the Term Loan restrict subsidiary indebtedness and require us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. The applicable leverage ratio is reduced annually commencing on November 30, 2018. As of November 30, 2017, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility.

In August 2017, we issued an aggregate amount of $2.5 billion of senior unsecured notes. These notes are due as follows: $750.0 million due August 15, 2022, $700.0 million due August 15, 2024, $750.0 million due August 15, 2027 and $300.0 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Interest is payable semiannually in arrears in August and February of each year. The net proceeds received from the issuance of these notes were $2,479.3 million. The net proceeds from this issuance were used to partially fund our acquisition of RB Foods. In addition, we used a portion of these proceeds, which in the interim were used to repay commercial paper borrowings, to repay our $250 million, 5.75% notes that matured on December 15, 2017.
In November 2015, we issued $250 million of 3.25% notes due 2025, with net cash proceeds received of $246.5 million. Interest is payable semiannually in arrears in May and November of each year. Of these notes, $100 million were subject to cash flow hedges and $100 million to fair value hedges as further disclosed in note 7. The net proceeds from this issuance were used to pay down short-term borrowings and for general corporate purposes. In

December of 2015, proceeds from short-term borrowings were used to pay off $200 million of 5.20% notes that matured in that month.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This credit facility supports our commercial paper program and, after $219.4 million was used to support issued commercial paper, we have $780.6 million of capacity at November 30, 2017. This facility replaces our prior facilities: (i) a five-year $750 million revolving credit facility that was due to expire in June 2020 and (ii) a 364-day $250 million revolving facility, which we entered into in March 2017 and that was due to expire in March 2018. The pricing for the 364-day credit facility, on a fully drawn basis, was LIBOR plus 0.75%. In addition, we have several uncommitted lines totaling $233.1 million, which have a total unused capacity at November 30, 2017 of $184.1 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and commitment fees were $0.8 million and $0.5 million for 2017 and 2016, respectively.
Rental expense under operating leases (primarily buildings and equipment) was $46.5 million in 2017, $41.6 million in 2016 and $39.0 million in 2015. Future annual fixed rental payments(1) for the years ending November 30 are as follows (in millions):

2018	$41.7
2019	33.4
2020	26.2
2021	20.4
2022	16.6
Thereafter	33.7

(1) In July 2016, we entered into a 15-year lease for a headquarters building in Hunt Valley, Maryland. The lease, which is expected to commence upon completion of building construction and fit-out, currently scheduled for the second half of 2018, requires monthly lease payments of approximately $0.9 million beginning six months after lease commencement. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. We expect to consolidate our Corporate staff and certain non-manufacturing U.S. employees, currently housed in four locations in the suburban Baltimore, Maryland area, to the new headquarters building. Due to uncertainty as to the exact date when the lease will commence, these lease payments are not reflected in the preceding table of annual fixed rental payments for the years ending November 30, 2018 through 2022 and thereafter.

At November 30, 2017, we had guarantees outstanding of $0.6 million with terms of one year or less. At November 30, 2017 and 2016, we had outstanding letters of credit of $7.3 million and $7.2 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.7 million at November 30, 2017.
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
From time to time, we enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. The notional value of these contracts was $281.9 million and $109.9 million at November 30, 2017 and 2016, respectively. During fiscal years 2017 and 2016, we recognized a $12.8 million gain and a $3.5 million loss, respectively, on the change in fair value of these contracts, which was offset by a $14.1 million loss and a $3.1 million gain, respectively, on the change in the currency component of the underlying loans. All of the losses and the gains for both fiscal years were recognized in our consolidated income statement as other income, net.
At November 30, 2017, we had foreign currency exchange contracts to purchase or sell $405.9 million of foreign currencies versus $449.2 million at November 30, 2016. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. At November 30, 2017, the notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding was nominal.
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

During fiscal 2017, we entered into a total of $150 million of forward starting interest rate swap agreements to manage our interest rate risk associated with the anticipated issuance of at least $150 million of fixed rate notes by December 2017. The weighted average fixed rate of these agreements was 2.45% and was based upon the applicable U.S. LIBOR swap rate at the inception of each agreement. We cash settled these agreements upon issuance of the 3.40% fixed rate notes issued in August 2017 and made a one-time cash payment to the counterparties of $2.9 million. We designated these forward starting interest rate swap agreements as cash flow hedges. Upon settlement, the loss realized was deferred in other comprehensive income and will be amortized over the life of the 3.40% fixed rate notes due August 15, 2027 as a component of interest expense. Ineffectiveness associated with these hedges was not material.
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
In November 2015, we entered into interest rate swap contracts for a notional amount of $100 million to receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. We designated these swaps, which expire in November 2025, as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025 that we issued in November 2015. Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the derivative instruments on our balance sheet, all of which are all recorded at fair value:

As of November 30, 2017:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$2.5
Foreign exchange contracts	Other current assets	326.3	12.7	Other accrued liabilities	79.6	4.7
Total			$12.7			$7.2
As of November 30, 2016:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$1.2
Foreign exchange contracts	Other current assets	204.3	4.9	Other accrued liabilities	244.9	5.4
Total			$4.9			$6.6
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2017, 2016 and 2015:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2017	2016	2015
Interest rate contracts	Interest expense	$0.9	$1.6	$5.1

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2017	2016	Hedged Item		2017	2016
Foreign exchange contracts	Other income, net	$12.8	$(3.5)	Intercompany loans	Other income, net	$(14.1)	$3.1

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2017	2016	2015		2017	2016	2015
Interest rate contracts	$(2.9)	$—	$(1.2)	Interest expense	$(0.4)	$(0.3)	$(0.2)
Foreign exchange contracts	(7.3)	4.4	6.2	Cost of goods sold	1.2	3.7	7.1
Total	$(10.2)	$4.4	$5.0		$0.8	$3.4	$6.9
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $3.7 million decrease to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments at November 30, 2017 and 2016 were as follows:

	2017		2016
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$127.0	$127.0	$116.2	$116.2
Long-term debt (including current portion)	4,769.5	4,858.5	1,056.9	1,118.3
Derivatives related to:
Interest rates (liabilities)	2.5	2.5	1.2	1.2
Foreign currency (assets)	12.7	12.7	4.9	4.9
Foreign currency (liabilities)	4.7	4.7	5.4	5.4
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
At November 30, 2017, the fair value of long-term debt includes $3,615.2 million and $1,243.3 million determined using Level 1 and Level 2 valuation techniques, respectively. At November 30, 2016, the fair value of long-term debt was determined using Level 1 valuation techniques. The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $78.4 million and $80.6 million at November 30, 2017 and 2016, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We have a large and diverse customer base and, other than with respect to the two customers disclosed in note 16, each of which accounted for greater than 10% of our consolidated sales, there was no material concentration of credit risk in these accounts at November 30, 2017. At November 30, 2017, amounts due from those two customers aggregated approximately 16% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2017
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$186.8	$186.8	$—	$—
Insurance contracts	119.5	—	119.5	—
Bonds and other long-term investments	7.5	7.5	—	—
Foreign currency derivatives	12.7	—	12.7	—
Total	$326.5	$194.3	$132.2	$—
Liabilities
Interest rate derivatives	$2.5	$—	$2.5	$—
Foreign currency derivatives	4.7	—	4.7	—
Total	$7.2	$—	$7.2	$—

		Fair value measurements using fair value hierarchy as of November 30, 2016
(millions)	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$118.4	$118.4	$—	$—
Insurance contracts	106.0	—	106.0	—
Bonds and other long-term investments	10.2	10.2	—	—
Foreign currency derivatives	4.9	—	4.9	—
Total	$239.5	$128.6	$110.9	$—
Liabilities
Interest rate derivatives	$1.2	$—	$1.2	$—
Foreign currency derivatives	5.4	—	5.4	—
Contingent consideration related to acquisition	28.9	—	—	28.9
Total	$35.5	$—	$6.6	$28.9
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
The acquisition-date fair value of the liability for contingent consideration related to our acquisition of Drogheria & Alimentari (D&A) in May 2015 was approximately $27.7 million (€25.2 million). The fair value of the liability both at acquisition and as of each reporting period prior to our agreement to settle the obligation in the second quarter of 2017, was estimated using a discounted cash flow technique applied to the expected payout with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB's Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of D&A during the calendar 2017 earn-out period, adjusted for expectations of the amounts and ultimate resolution of likely disputes to be raised by the seller and by us as provided in the purchase agreement, discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Changes in the fair value of the liability for contingent consideration, excluding the impact of foreign currency, have been recognized in income on a quarterly basis as of each reporting period prior to our agreement to settle the obligation in the second quarter of 2017. We reached agreement with the sellers to settle the contingent consideration liability prior to its contractual term for approximately $29.3 million (€26.1 million), with $19.7 million (€17.6 million) paid during 2017. We previously prepaid €5.0 million at the date of acquisition. The balance of the liability is expected to be paid in the first quarter of 2018. Accordingly, during 2017, we recognized a $1.6 million gain on settlement in selling, general and administrative expense in our consolidated income statement.

The change in fair value of our Level 3 liabilities, which relates solely to the contingent consideration related to our acquisition of D&A, for 2017 and 2016 is summarized as follows (in millions):

	Beginning of year	Changes in fair value including accretion	Impact of foreign currency	Effect of agreed upon settlement	Balance as of end of year
Year ended November 30, 2017	28.9	0.3	1.7	(30.9)	—
Year ended November 30, 2016	$27.1	$1.8	$—	$—	$28.9

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable (in millions):

	2017	2016
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$(124.4)	$(299.4)
Unrealized (loss) gain on foreign currency exchange contracts	(3.6)	3.9
Unamortized value of settled interest rate swaps	0.8	2.4
Pension and other postretirement costs	(152.3)	(221.3)
	$(279.5)	$(514.4)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30, 2017, 2016 and 2015:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2017	2016	2015
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.4	$0.3	$0.2	Interest expense
Foreign exchange contracts	(1.2)	(3.7)	(7.1)	Cost of goods sold
Total before taxes	(0.8)	(3.4)	(6.9)
Tax effect	0.2	0.9	1.8	Income taxes
Net, after tax	$(0.6)	$(2.5)	$(5.1)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service (credits) costs (1)	$(1.6)	$0.3	$0.3	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	9.7	16.7	22.8	SG&A expense/ Cost of goods sold
Total before taxes	8.1	17.0	23.1
Tax effect	(2.8)	(5.8)	(7.9)	Income taxes
Net, after tax	$5.3	$11.2	$15.2

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and total other postretirement expense (refer to note 10 for additional details).
10.  EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees.

During fiscal year 2017, we made the following significant changes to our employee benefit and retirement plans:

•
On December 1, 2016, our Management Committee approved the freezing of benefits under the McCormick U.K. Pension and Life Assurance Scheme (the U.K. plan). The effective date of this freeze was December 31, 2016. Although the U.K. plan has been frozen, employees who are participants in that plan retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

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

•
On January 3, 2017, the Compensation Committee of our Board of Directors approved the freezing of benefits under the McCormick Supplemental Executive Retirement Plan (the “SERP”). The effective date of this freeze was January 31, 2017. Although the SERP has been frozen, executives who are participants in the SERP as of the date of the freeze, including certain named executive officers, retained benefits accumulated up to that date, based on credited service and eligible earnings, in accordance with the SERP’s terms.

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $77.7 million, which principally consist of curtailment gains of $76.7 million, and are included in our consolidated statement of comprehensive income for 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during 2017, are also included in that statement as a component of Other comprehensive income (loss).
Included in accumulated other comprehensive loss at November 30, 2017 was $225.8 million ($152.3 million net of tax) related to net unrecognized actuarial losses of $249.7 million and unrecognized prior service cost credits of $23.9 million that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $4.1 million ($3.0 million net of tax) in net periodic pension and postretirement benefit expense during 2018 related to the amortization of actuarial losses of $12.7 million and the amortization of prior service cost credits of $(8.6) million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2017	2016	2017	2016
Discount rate—funded plan	4.0%	4.6%	3.0%	3.2%
Discount rate—unfunded plan	3.9%	4.5%	—	—
Salary scale	3.8%	3.8%	3.0-3.5%	3.0-3.5%

The significant assumptions used to determine pension expense are as follows:

	United States			International
	2017	2016	2015	2017	2016	2015
Discount rate—funded plan	4.6%	4.7%	4.4%	3.2%	3.9%	3.8%
Discount rate—unfunded plan	4.5%	4.7%	4.3%	—	—	—
Salary scale	3.8%	3.8%	3.8%	3.4%	3.5%	3.5%
Expected return on plan assets	7.3%	7.5%	7.8%	5.5%	6.0%	6.3%

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
Our pension expense was as follows:

	United States			International
(millions)	2017	2016	2015	2017	2016	2015
Service cost	$14.8	$21.5	$23.6	$6.2	$7.1	$8.2
Interest costs	31.7	33.3	31.6	10.4	11.3	12.0
Expected return on plan assets	(41.4)	(40.8)	(40.2)	(15.3)	(16.2)	(17.2)
Amortization of prior service costs	—	—	—	0.7	0.3	0.3
Amortization of net actuarial loss	5.8	12.6	16.8	4.1	4.1	6.0
Settlement loss	—	—	—	0.6	—	—
	$10.9	$26.6	$31.8	$6.7	$6.6	$9.3
A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$757.0	$722.0	$324.9	$308.1
Service cost	14.8	21.5	6.2	7.1
Interest costs	31.7	33.3	10.4	11.3
Employee contributions	—	—	0.7	1.1
Plan amendments	—	—	0.3	—
Plan curtailments	(68.9)	—	(7.8)	—
Plan settlements	—	—	(3.1)	—
Actuarial loss	65.6	10.6	3.3	47.5
Benefits paid	(35.2)	(30.4)	(15.3)	(14.9)
Business combinations	48.7	—	—	—
Expenses paid	—	—	(0.4)	(0.5)
Foreign currency impact	—	—	22.3	(34.8)
Benefit obligation at end of year	$813.7	$757.0	$341.5	$324.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$558.9	$548.6	$289.1	$288.3
Actual return on plan assets	90.9	25.3	31.5	38.3
Employer contributions	11.4	15.4	7.3	9.7
Employee contributions	—	—	0.7	1.1
Plan settlements	—	—	(3.1)	—
Benefits paid	(35.2)	(30.4)	(15.3)	(14.9)
Business combinations	28.2	—	—	—
Expenses paid	—	—	(0.4)	(0.5)
Foreign currency impact	—	—	21.5	(32.9)
Fair value of plan assets at end of year	$654.2	$558.9	$331.3	$289.1
Funded status	$(159.5)	$(198.1)	$(10.2)	$(35.8)
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$813.7	$757.0	$20.9	$218.8
Accumulated benefit obligation	797.6	674.9	16.7	208.8
Fair value of plan assets	654.2	558.9	1.6	191.9
Included in the U.S. in the preceding table is a benefit obligation of $105.4 million and $95.5 million for 2017 and 2016, respectively, related to the SERP. The accumulated benefit obligation related to this plan was $105.4 million and $91.8 million as of November 30, 2017 and 2016, respectively. The assets related to this plan, which totaled

$89.2 million and $80.6 million as of November 30, 2017 and 2016, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
As part of our acquisition of RB Foods in August 2017, we assumed a defined benefit pension plan that covers eligible union employees of the Reckitt Benckiser food business (the "RB Foods Union Pension Plan"). The related plan assets and benefit obligation of the RB Foods Union Pension Plan are included in the U.S. in the preceding table. As noted in the preceding table, at acquisition date, the funded status of that plan was $(20.5) million, representing a benefit obligation of $48.7 million less the fair value of plan assets of $28.2 million. Plan assets consist of a mix of equities, fixed income funds and real estate funds. At the date of acquisition, based upon a preliminary valuation, the accumulated benefit obligation was $40.9 million. During 2017, we made a $5.0 million contribution to the RB Foods Union Pension Plan.
Amounts recorded in the balance sheet for all defined benefit pension plans consist of the following:

	United States		International
(millions)	2017	2016	2017	2016
Non-current pension asset	$—	$—	$22.5	$1.5
Accrued pension liability	159.5	198.1	32.7	37.3
Deferred income tax assets	69.4	90.9	14.2	16.9
Accumulated other comprehensive loss	112.1	149.2	57.4	76.0
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $797.6 million and $674.9 million as of November 30, 2017 and 2016, respectively. The accumulated benefit obligation for the international pension plans was $317.2 million and $296.9 million as of November 30, 2017 and 2016, respectively.
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
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2017
Asset Category	2017	2016	Target
Equity securities	68.8%	69.0%	61.0%
Fixed income securities	16.7%	16.7%	17.0%
Other	14.5%	14.3%	22.0%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2017
Asset Category	2017	2016	Target
Equity securities	53.8%	55.7%	53.0%
Fixed income securities	46.1%	44.2%	40.5%
Other	0.1%	0.1%	6.5%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30, 2017 and 2016 for the United States and international plans:

As of November 30, 2017	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$6.4	$6.4	$—
Equity securities:
U.S. equity securities(a)	305.1	144.2	160.9
International equity securities(b)	144.8	144.8	—
Fixed income securities:
U.S. government/corporate bonds(c)	45.3	45.3	—
High yield bonds(d)	35.6	—	35.6
International/government/corporate bonds(e)	27.1	27.1	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	19.8	18.3	1.5
Natural resources (h)	11.4	—	11.4
Total	$596.6	$386.1	$210.5
Investments measured at net asset value(i)
Hedge funds(j)	41.5
Private equity funds(k)	3.2
Private debt funds(l)	12.9
Total investments	$654.2

As of November 30, 2017	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$0.3	$0.3	$—
International equity securities(b)	178.2	—	178.2
Fixed income securities:
U.S./government/ corporate bonds(c)	131.6	—	131.6
Insurance contracts(f)	21.2	—	21.2
Total investments	$331.3	$0.3	$331.0

As of November 30, 2016	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$5.9	$5.9	$—
Equity securities:
U.S. equity securities(a)	273.0	134.0	139.0
International equity securities(b)	112.6	112.6	—
Fixed income securities:
U.S./government/ corporate bonds(c)	33.5	33.5	—
High yield bonds(d)	33.6	—	33.6
International/government/ corporate bonds(e)	25.2	25.2	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	16.8	16.8	—
Natural resources (h)	12.4	—	12.4
Total	$514.1	$328.0	$186.1
Investments measured at net asset value(i)
Hedge funds(j)	40.7
Private equity funds(k)	4.1
Total investments	$558.9

As of November 30, 2016		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$0.1	$0.1	$—
International equity securities(b)	161.1	—	161.1
Fixed income securities:
U.S./government/ corporate bonds(c)	107.8	—	107.8
Insurance contracts(f)	20.1	—	20.1
Total investments	$289.1	$0.1	$289.0

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises funds investing in real estate investment trusts (REIT). An appropriate benchmark is the MSCI U.S. REIT Index.

(h)	This category comprises funds investing in natural resources. An appropriate benchmark is the Alerian master limited partnership (MLP) Index.

(i)
Certain investments that are valued using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These are included to permit reconciliation of the fair value hierarchy to the aggregate pension plan assets.

(j)
This category comprises hedge funds investing in strategies represented in various HFRI Fund Indices. The net asset value is generally based on the valuation of the underlying investment. Limitations exist on the timing from notice by the plan of its intent to redeem and actual redemptions of these funds and generally range from a minimum of one month to several months.

(k)
This category comprises private equity, venture capital and limited partnerships. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods of approximately 10 years.

(l)
This category comprises limited partnerships funds investing in senior loans, mezzanine and distressed debt. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods of approximately 10 years.

For the plans’ hedge funds, private equity funds and private debt funds, we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets.

Equity securities in the U.S. plan included McCormick stock with a fair value of $39.0 million (0.4 million shares and 6.0% of total U.S. pension plan assets) and $35.3 million (0.4 million shares and 6.3% of total U.S. pension plan assets) at November 30, 2017 and 2016, respectively. Dividends paid on these shares were $0.7 million in 2017 and in 2016.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and International plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2018	$40.5	$15.3
2019	38.5	15.9
2020	39.0	16.0
2021	42.1	16.9
2022	43.8	17.0
2023-2027	237.0	94.3
U.S. Defined Contribution Retirement Plans
For the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition, we make contributions of 3% of the participant's salary for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all 401(k) retirement plans were $12.2 million, $10.4 million and $9.5 million in 2017, 2016 and 2015, respectively.
At the participant’s election, 401(k) retirement plans held 1.9 million shares of McCormick stock, with a fair value of $196.6 million, at November 30, 2017. Dividends paid on these shares in 2017 were $3.8 million.
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

During 2017, we made the following changes to our postretirement medical and life insurance benefits impacting certain U.S. employees:

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

•
On August 23, 2017, our Management Committee approved the elimination of life insurance benefits under our other postretirement benefit plan to eligible U.S. active employees (that life insurance benefit was available to U.S. employees hired on or prior to December 31, 2008). The effective date of this plan amendment is January 1, 2018, unless an employee commits to their retirement date by December 31, 2017 and retires on or before December 31, 2018.

As a result of these changes, we remeasured the other postretirement benefit obligation as of August 23, 2017, resulting in a reduction of the other postretirement benefit obligation of $27.1 million. These remeasurements resulted in an aggregate non-cash, pre-tax net prior service cost credit of $27.1 million, which is included in our consolidated statement of comprehensive income for 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension and other postretirement plans. Deferred taxes associated with these aggregate prior service cost credits, together with other unrealized components of pension plans recognized during 2017, are also included in that statement as a component of Other comprehensive income (loss).

Our other postretirement benefit expense follows:

(millions)	2017	2016	2015
Service cost	$2.6	$2.7	$3.1
Interest costs	3.3	3.8	3.7
Amortization of prior service credits	(2.3)	—	—
Amortization of actuarial gains	(0.2)	—	—
Postretirement benefit expense	$3.4	$6.5	$6.8
Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$95.5	$92.4
Service cost	2.6	2.7
Interest costs	3.3	3.8
Employee contributions	3.2	3.6
Plan amendments	(27.1)	—
Demographic assumptions change	2.4	(0.2)
Other plan assumptions	—	(0.1)
Discount rate change	3.7	0.8
Actuarial (gain) loss	(3.5)	2.0
Benefits paid	(9.2)	(9.5)
Benefit obligation at end of year	$70.9	$95.5
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	6.0	5.9
Employee contributions	3.2	3.6
Benefits paid	(9.2)	(9.5)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$70.9	$95.5
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2018	$4.4	$1.3	$5.7
2019	4.3	1.3	5.6
2020	4.2	1.3	5.5
2021	4.2	1.3	5.5
2022	4.2	1.3	5.5
2023-2027	20.3	6.5	26.8
The assumed discount rate in determining the benefit obligation was 3.6% and 4.1% for 2017 and 2016, respectively.
For 2017, the assumed annual rate of increase in the cost of covered health care benefits is 8.0% (7.6% last year). It is assumed to decrease gradually to 4.5% in the year 2027 (4.5% in 2028 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2017.
11.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). Total stock-based compensation expense for 2017, 2016 and 2015 was $23.9 million, $25.6 million and $18.7 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2017 was $16.2 million and the weighted-average period over which this will be recognized is 1.3 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of

November 30, 2017, we have 4.0 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
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
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2017		2016		2015
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	267	$80.08	270	$71.03	239	$67.60
Granted	131	94.63	105	96.59	135	76.06
Vested	(118)	80.62	(94)	72.21	(90)	69.12
Forfeited	(13)	90.85	(14)	82.10	(14)	73.22
Outstanding—end of year	267	$86.47	267	$80.08	270	$71.03
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
The per share weighted-average fair value for all options granted was $17.61, $17.50 and $12.52 in 2017, 2016 and 2015, respectively. These fair values were computed using the following range of assumptions for our various stock compensation plans for the years ended November 30:

	2017	2016	2015
Risk-free interest rates	0.9 - 2.4%	0.5 - 1.9%	0.1 - 2.0%
Dividend yield	1.9%	1.7%	2.1%
Expected volatility	18.7%	18.7%	18.8%
Expected lives	7.6 years	7.6 years	7.7 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2017		2016		2015
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.9	$66.00	4.8	$59.20	4.8	$54.17
Granted	0.6	98.07	0.7	99.92	0.8	76.32
Exercised	(0.7)	50.63	(0.6)	51.26	(0.7)	45.22
Forfeited	—	—	—	—	(0.1)	69.67
Outstanding—end of year	4.8	71.91	4.9	66.00	4.8	59.20
Exercisable—end of year	3.8	$65.34	3.4	$56.97	3.1	$51.99
As of November 30, 2017, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $146.4 million and for options currently exercisable was $139.5 million. At November 30, 2017, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2017, 2016 and 2015 was $31.4 million, $25.4 million and $25.7 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2017 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$29.50 - $54.00	1.0	2.7	$42.54	1.0	2.7	$42.54
$54.01 - $78.50	2.5	6.0	69.12	2.4	5.9	68.69
$78.51 - $103.00	1.3	8.8	98.92	0.4	8.3	99.38
	4.8	5.3	$71.91	3.8	4.4	$65.34
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
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2017		2016		2015
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	201	$78.10	192	$70.94	231	$61.94
Granted	78	89.96	108	86.40	96	74.02
Vested	(43)	69.04	(18)	64.74	(65)	48.78
Performance adjustment	(16)	74.02	(41)	69.04	(56)	64.74
Forfeited	—	—	(40)	81.78	(14)	70.92
Outstanding—end of year	220	$84.31	201	$78.10	192	$70.94

12. INCOME TAXES
The provision for income taxes consists of the following:

(millions)	2017	2016	2015
Income taxes
Current
Federal	$67.1	$127.7	$78.8
State	6.2	15.1	9.1
International	53.9	50.2	42.4
	127.2	193.0	130.3
Deferred
Federal	23.8	(29.6)	9.3
State	0.9	(2.4)	0.4
International	(0.6)	(8.0)	(8.7)
	24.1	(40.0)	1.0
Total income taxes	$151.3	$153.0	$131.3

In 2017, current federal income tax expense decreased by $60.6 million from $127.7 million in 2016 to $67.1 million in 2017. That change was largely offset by a net increase in deferred federal tax expense of $53.4 million, from a deferred benefit of $29.6 million in 2016 to a deferred expense of $23.8 million in 2017. These changes principally are the result of a decrease in deductible temporary differences in 2017, with a resultant decrease in deferred tax assets.

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
The components of income from consolidated operations before income taxes follow:

(millions)	2017	2016	2015
Pretax income
United States	$382.1	$383.3	$308.3
International	212.7	205.9	187.9
	$594.8	$589.2	$496.2
A reconciliation of the U.S. federal statutory rate with the effective tax rate follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	0.8	1.4	1.2
International tax at different effective rates	(4.8)	(6.7)	(7.6)
U.S. tax on remitted and unremitted earnings	0.4	0.4	1.1
Stock compensation expense	(1.6)	—	—
U.S. manufacturing deduction	(1.8)	(2.2)	(1.9)
Changes in prior year tax contingencies	(2.1)	(1.8)	(2.1)
Other, net	(0.5)	(0.1)	0.8
Total	25.4%	26.0%	26.5%

Deferred tax assets and liabilities are comprised of the following:

(millions)	2017	2016
Deferred tax assets
Employee benefit liabilities	$146.8	$184.5
Other accrued liabilities	51.7	42.2
Inventory	12.4	5.5
Tax loss and credit carryforwards	50.2	39.3
Other	18.7	15.1
Valuation allowance	(26.0)	(10.5)
	253.8	276.1
Deferred tax liabilities
Depreciation	52.3	38.1
Intangible assets	1,246.0	262.5
Other	6.1	6.1
	1,304.4	306.7
Net deferred tax liability	$(1,050.6)	$(30.6)
At November 30, 2017, our non-U.S. subsidiaries have tax loss carryforwards of $194.2 million. Of these carryforwards, $7.6 million expire in 2018, $7.6 million from 2019 through 2020, $49.5 million from 2021 through 2028 and $129.5 million may be carried forward indefinitely.
At November 30, 2017, we have tax credit carryforwards of $12.3 million, all of which expire in 2022.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $15.5 million net increase in the valuation allowance from 2016 was mainly due to subsidiaries' net operating losses which may not be realized in future periods.
U.S. income taxes are not provided for unremitted earnings of international subsidiaries and affiliates where our intention is to reinvest these earnings permanently. Unremitted earnings of such entities were $1.8 billion at November 30, 2017. Upon distribution of these earnings, we could be subject to both U.S. income taxes and withholding taxes. Determination of the unrecognized deferred income tax liability is not practical because of the complexities involved with this hypothetical calculation. See note 19.
The total amount of unrecognized tax benefits as of November 30, 2017 and November 30, 2016 were $39.1 million and $58.3 million, respectively. If recognized, $26.6 million of these tax benefits as of November 30, 2017 would affect the effective tax rate.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2017	2016	2015
Balance at beginning of year	$58.3	$56.5	$55.7
Additions for current year tax positions	7.3	10.3	8.9
Additions for prior year tax positions	0.9	2.4	3.2
Reductions for prior year tax positions	(8.4)	—	(0.8)
Settlements	(18.1)	—	(0.1)
Statute expirations	(2.1)	(10.0)	(8.1)
Foreign currency translation	1.2	(0.9)	(2.3)
Balance at November 30	$39.1	$58.3	$56.5
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (income) of $0.4 million, $1.2 million and $(0.1) million in 2017, 2016 and 2015, respectively. As of November 30, 2017 and 2016, we had accrued $5.3 million and $5.7 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2017 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.

We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2010.
We are under normal recurring tax audits in the U.S. and in several jurisdictions outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
13.  EARNINGS PER SHARE AND STOCK ISSUANCE
During 2017, we issued approximately 6.35 million shares of our common stock non-voting in connection with our acquisition of RB Foods (see note 2), which included approximately 0.8 million shares from the exercise of the underwriters' option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million.
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2017	2016	2015
Average shares outstanding—basic	126.8	126.6	128.0
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.6	1.4	1.2
Average shares outstanding—diluted	128.4	128.0	129.2
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2017	2016	2015
Antidilutive securities	1.1	0.5	0.4
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
15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2017 and 2016, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.

16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and industrial. The consumer and industrial segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” “Schwartz,” “Club House,” “Kamis,” “Kohinoor,” "DaQiao," "Drogheria & Alimentari," "Stubb's" and "Gourmet Garden." Our industrial segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
Historically we have measured segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. Beginning in 2017, we also are excluding transaction and integration expenses related to our acquisition of RB Foods from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the RB Foods business. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital. Because of manufacturing integration for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Intersegment sales are not material.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for 11% of consolidated sales in 2017, 2016 and 2015. Sales to one of our industrial segment customers, PepsiCo, Inc., accounted for 11% of consolidated sales in 2017, 2016 and 2015.
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

Business Segment Results

(millions)	Consumer	Industrial	Total segments	Corporate & other	Total
2017
Net sales	$2,970.1	$1,864.0	$4,834.1	$—	$4,834.1
Operating income excluding special charges and transaction and integration expenses	564.2	222.1	786.3	—	786.3
Income from unconsolidated operations	28.9	5.0	33.9	—	33.9
Assets	—	—	10,036.7	349.1	10,385.8
Capital expenditures	—	—	153.6	28.8	182.4
Depreciation and amortization	—	—	99.8	25.4	125.2
2016
Net sales	$2,753.2	$1,658.3	$4,411.5	$—	$4,411.5
Operating income excluding special charges	490.8	166.2	657.0	—	657.0
Income from unconsolidated operations	30.7	5.4	36.1	—	36.1
Assets	—	—	4,387.8	248.1	4,635.9
Capital expenditures	—	—	120.1	33.7	153.8
Depreciation and amortization	—	—	71.7	37.0	108.7
2015
Net sales	$2,635.2	$1,661.1	$4,296.3	$—	$4,296.3
Operating income excluding special charges	456.1	157.8	613.9	—	613.9
Income from unconsolidated operations	36.0	0.7	36.7	—	36.7
Assets	—	—	4,225.4	247.2	4,472.6
Capital expenditures	—	—	102.8	25.6	128.4
Depreciation and amortization	—	—	71.8	34.1	105.9

A reconciliation of operating income excluding special charges, and for 2017, transaction and integration expenses, to operating income for 2017, 2016 and 2015 is as follows:

(millions)	Consumer	Industrial	Total
2017
Operating income excluding special charges and transaction and integration expenses	$564.2	$222.1	$786.3
Less: Special charges	15.3	6.9	22.2
Less: Transaction and integration expenses included in cost of goods sold	13.6	7.3	20.9
Less: Other transaction and integration expenses	27.1	13.7	40.8
Operating income	$508.2	$194.2	$702.4

2016
Operating income excluding special charges	$490.8	$166.2	$657.0
Less: Special charges included in cost of goods sold	0.3	—	0.3
Less: Other special charges	8.9	6.8	15.7
Operating income	$481.6	$159.4	$641.0

2015
Operating income excluding special charges	$456.1	$157.8	$613.9
Less: Special charges included in cost of goods sold	4.0	—	4.0
Less: Other special charges	48.8	12.7	61.5
Operating income	$403.3	$145.1	$548.4

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2017
Net sales	$2,859.6	$951.6	$1,022.9	$4,834.1
Long-lived assets	6,357.9	1,129.1	883.3	8,370.3
2016
Net sales	$2,565.3	$896.0	$950.2	$4,411.5
Long-lived assets	1,499.9	846.5	519.3	2,865.7
2015
Net sales	$2,438.1	$903.7	$954.5	$4,296.3
Long-lived assets	1,462.2	871.9	415.7	2,749.8
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follows:

(millions)	2017	2016
Inventories
Finished products	$398.1	$336.3
Raw materials and work-in-process	395.2	420.0
	$793.3	$756.3
Prepaid expenses	$32.4	$23.6
Other current assets	49.4	58.3
	$81.8	$81.9
Property, plant and equipment
Land and improvements	$63.2	$62.4
Buildings	488.3	402.9
Machinery and equipment	882.0	730.1
Software	332.5	317.8
Construction-in-progress	99.9	117.0
Accumulated depreciation	(1,056.8)	(960.8)
	$809.1	$669.4
Investments and other assets
Investments in affiliates	$163.6	$134.6
Long-term investments	127.0	116.2
Other assets	107.9	97.6
	$398.5	$348.4
Other accrued liabilities
Payroll and employee benefits	$181.3	$161.5
Sales allowances	146.6	125.0
Other	396.3	292.2
	$724.2	$578.7
Other long-term liabilities
Pension	$169.5	$231.1
Postretirement benefits	65.8	88.4
Unrecognized tax benefits	28.9	49.7
Other	65.0	72.0
	$329.2	$441.2

(millions)	2017	2016	2015
Depreciation	$85.2	$71.2	$71.5
Software amortization	14.5	17.1	18.1
Interest paid	72.1	57.5	52.2
Income taxes paid	155.6	151.0	111.5
Dividends paid per share were $1.88 in 2017, $1.72 in 2016 and $1.60 in 2015. Dividends declared per share were $1.93 in 2017, $1.76 in 2016, and $1.63 in 2015.

18.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2017
Net sales	$1,043.7	$1,114.3	$1,185.2	$1,490.9
Gross profit	413.0	444.6	484.4	668.2
Operating income	134.2	132.6	168.7	266.9
Net income	93.5	100.0	108.2	175.7
Basic earnings per share	0.75	0.80	0.86	1.34
Diluted earnings per share	0.74	0.79	0.85	1.32
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.47	0.47	0.47	0.47
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.47	0.47	0.99
Market price—Common Stock
High	98.90	104.26	105.64	102.72
Low	89.23	97.33	92.15	93.70
Market price—Common Stock Non-Voting
High	99.33	104.48	105.92	102.64
Low	88.78	97.53	92.07	93.99
2016
Net sales	$1,030.2	$1,063.3	$1,091.0	$1,227.0
Gross profit	405.0	432.8	453.9	540.0
Operating income	129.1	125.0	167.8	219.1
Net income	93.4	93.8	127.7	157.4
Basic earnings per share	0.73	0.74	1.01	1.25
Diluted earnings per share	0.73	0.73	1.00	1.24
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.43	0.43	0.43	0.43
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.43	0.43	0.90
Market price—Common Stock
High	94.10	100.06	107.05	102.01
Low	79.53	91.32	96.92	91.06
Market price—Common Stock Non-Voting
High	94.10	100.71	107.07	101.98
Low	79.78	91.39	97.18	91.08

Operating income for the first quarter of 2017 included $3.6 million of special charges, with an after-tax impact of $2.5 million and a per share impact of $0.02 for both basic and diluted earnings per share. Operating income for the second quarter of 2017 included $4.7 million of special charges, with an after-tax impact of $3.4 million and a per share impact of $0.03 for both basic and diluted earnings per share. Operating income for the third quarter of 2017 included $4.7 million of special charges, with an after-tax impact of $3.2 million and a per share impact of $0.03 for both basic and diluted earnings per share. Operating income for the third quarter of 2017 included $30.4 million of transaction and integration expenses, including $5.9 million reflected in gross profit. Net income for the third quarter of 2017 also included a pre-tax charge of $15.4 million reflected in other debt costs. For the third quarter of 2017, the after-tax impact of transaction and integration expenses and other debt costs was $31.1 million and a per share impact of $0.25 and $0.24 for basic and diluted earnings per share, respectively. Operating income for the fourth quarter of 2017 included $9.2 million of special charges, with an after-tax impact of $6.7 million and a per share impact of $0.05 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2017 included $31.3 million of transaction and integration expenses, including $15.0 million reflected in gross profit, with an after-tax impact of $22.4 million and a per share impact of $0.17 for both basic and diluted earnings per share.

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

See notes 2 and 3 for details with respect to the transaction and integration expenses and actions undertaken in connection with these special charges, respectively.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.
19.  SUBSEQUENT EVENTS (UNAUDITED)
On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Act will be effective during our fiscal year ending November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year ending November 30, 2019. As the U.S. Tax Act was enacted after our year end of November 30, 2017, it had no impact on our fiscal 2017 financial results. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.
Beginning on January 1, 2018, the U.S. Tax Act lowers the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. We estimate that the revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate will reduce our net U.S. deferred income tax liability by approximately $400 million and will be reflected as a reduction in our income tax expense in our results for the quarter ending February 28, 2018.
The U.S. Tax Act imposes a tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate this tax to be in the range of $70 million to $90 million, which we will recognize as a component of income tax expense in our results for the quarter ending February 28, 2018. The cash tax effects of this deemed repatriation can be remitted in installments over an eight-year period and we intend to do so. In addition to the previously described deemed repatriation tax, ranging from $70 million to $90 million, we would also be subject to additional foreign withholding taxes were those related underlying earnings of non-U.S. affiliates subsequently to be repatriated to the U.S.
The ultimate impact of the U.S. Tax Act on our reported results in 2018 may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2017 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and Report of Independent Registered Public Accounting Firm.” As noted in those reports, our assessment of the effectiveness of our internal control over financial reporting as of November 30, 2017 (and the related assessment of our Independent Registered Public Accounting Firm) did not include an assessment of the effectiveness of internal control over financial reporting of RB Foods, which was acquired on August 17, 2017. The operating results of RB Foods are included in our consolidated financial statements from the period subsequent to the acquisition date and, excluding goodwill and intangible assets, include $164 million of assets as of November 30, 2017, and $190 million in net sales for the year then ended. We will include RB Foods in our 2018 annual assessment of internal control over financial reporting.

No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2018 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Lisa B. Manzone and Nneka L. Rimmer.
Ms. Manzone is 53 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present–Senior Vice President, Human Relations; January 2015 to June 2015–Vice President Global Human Relations; January 2013 to January 2015–Vice President Compensation and Benefits; October 2010 to January 2013–Vice President, Human Relations U.S. Consumer Products Division.
Ms. Rimmer is 46 years old and joined McCormick in April 2015 as Senior Vice President, Corporate Strategy and Development. In August 2017, Ms. Rimmer became Senior Vice President, Strategy and Global Enablement. Before joining McCormick, Ms. Rimmer was Partner and Managing Director with the Boston Consulting Group where she had 13 years of experience designing, executing and leveraging successful large-scale transformational initiatives, working with large global consumer goods corporations.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2018 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 25, 2018, are included herein in Part II, Item 8.
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
EXHIBIT INDEX

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

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Exhibit Number	Description
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 29, 2016	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 29 2016, File No. 1-14920, as filed with the Securities and Exchange Commission on November 30, 2016.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

(ix)
Form of 3.25% notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.

(x)
Form of 3.40% notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(xi)
Form of 4.20% notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(10)		Material contracts

	Exhibit Number	Description
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

(xiii)
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

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2017, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 25, 2018
	Lawrence E. Kurzius	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 25, 2018
	Lawrence E. Kurzius	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 25, 2018
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 25, 2018
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ MICHAEL A. CONWAY	January 25, 2018
Michael A. Conway

/s/ J. MICHAEL FITZPATRICK	January 25, 2018
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 25, 2018
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 25, 2018
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 25, 2018
Patricia Little

/s/ MICHAEL D. MANGAN	January 25, 2018
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 25, 2018
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 25, 2018
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 25, 2018
Gary M. Rodkin

/s/ W. ANTHONY VERNON	January 25, 2018
W. Anthony Vernon

/s/ JACQUES TAPIERO	January 25, 2018
Jacques Tapiero

/s/ ALAN D. WILSON	January 25, 2018
Alan D. Wilson

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2017:
Allowance for doubtful receivables	$4.2	$2.6	$0.3	$(0.5)	$6.6
Valuation allowance on net deferred tax assets	10.5	15.1	1.8	(1.4)	26.0
	$14.7	$17.7	$2.1	$(1.9)	$32.6
Deducted from asset accounts:
Year ended November 30, 2016:
Allowance for doubtful receivables	$8.0	$0.7	$—	$(4.5)	$4.2
Valuation allowance on net deferred tax assets	14.6	3.5	—	(7.6)	10.5
	$22.6	$4.2	$—	$(12.1)	$14.7
Deducted from asset accounts:
Year ended November 30, 2015:
Allowance for doubtful receivables	$4.0	$4.9	$(0.1)	$(0.8)	$8.0
Valuation allowance on net deferred tax assets	21.8	5.7	(3.2)	(9.7)	14.6
	$25.8	$10.6	$(3.3)	$(10.5)	$22.6