Form 10-K/A
period 2017-11-30
MCCORMICK & CO INC
filed 2018-02-02
CIK 63754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of McCormick & Company, Incorporated, for the fiscal year ended November 30, 2017, as filed with the Securities and Exchange Commission on January 25, 2018 (the “Original Filing”) is being filed solely to correct a scrivener’s error in the Original Filing with respect to a description of our expectations on material cost inflation in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following sentence in the fourth paragraph under “2018 Outlook” has been deleted: “~~Material cost inflation is expected to be in the mid-single digit range and we expect to offset most of this incremental impact with our 2017 pricing actions~~.” The deleted sentence conflicted with the correct description of our expectations on material cost inflation, which is provided elsewhere in that section.

As required under SEC rules, this amendment sets forth the complete text of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, as amended. In addition, pursuant to SEC Rules, we are also including new certifications by our Principal Executive Officer and Principal Financial Officer. Except as described above, no other changes have been made to the Original Filing, and this amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Filing.

PART II.

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

On August 17, 2017, we completed the acquisition of Reckitt Benckiser’s Food Division (“RB Foods”) from Reckitt Benckiser Group plc. The purchase price was approximately $4.2 billion, net of acquired cash. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13 of the financial statements) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6 of the financial statements). The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and industrial segments.

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

In the Asia/Pacific region, consumer sales increased 6.4% as compared to 2016 and increased 8.9% on a constant currency basis. Higher volume and product mix added 5.1% to sales, with strong results in China that offset a volume and product mix decline in India in 2017, due in part to India’s discontinuation of lower-margin product lines that occurred in 2016. Pricing added 1.7% to sales and the incremental impact of the Gourmet Garden acquisition added 2.1% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 2.5% compared to 2016 and is excluded from our measure of sales growth of 8.9% on a constant currency basis.

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

Special charges of $16.0 million were recorded in 2016 and $65.5 million in 2015. Of the $16.0 million of special charges recorded in 2016, $0.3 million were recorded in cost of goods sold. The 2016 special charges principally consist of $5.7 million related to our EMEA reorganization, which began in 2015, $2.8 million related to our exit from a consolidated joint venture in South Africa, $1.9 million for other exit costs related to the discontinuance of non-

profitable product lines of our Kohinoor business in India initiated in 2015, $1.8 million associated with actions in connection with our planned exit of two leased manufacturing facilities in Singapore and Thailand, and $1.7 million for employee severance actions related to our North American effectiveness initiative begun in 2015. See note 3 of the financial statements for more details on these charges.

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

In the Americas, consumer sales rose 5.8% in 2016 as compared to 2015 and rose by 6.3% on a constant currency basis. Higher volume and product mix added 2.2% to sales, led by U.S. sales growth in spices and seasonings and recipe mixes and driven by product innovation, brand marketing, particularly in digital, and working with retailers on in-store product assortment, pricing and promotion. Pricing actions added 1.4% to sales and the incremental impact of acquisitions – mainly Gourmet Garden and Stubb’s – added 2.7% to sales. These factors offset an unfavorable impact of foreign currency that reduced sales by 0.5% compared to 2015 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.

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

NON-GAAP FINANCIAL MEASURES

The following tables include financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income from unconsolidated operations, adjusted net income and adjusted diluted earnings per share. These financial measures also exclude, for 2018, and the comparison of our expected results for 2018 to 2017, the net estimated impact of the effects of the deemed repatriation tax and remeasurement of our U.S. deferred tax assets and liabilities as a result of the recent U.S. tax legislation as these items will significantly impact comparability between years. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•	Special charges – Special charges consist of expenses associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Global Industrial Segment and McCormick International; President, Global Consumer Segment and Americas; Senior Vice President, Human Relations; and Senior Vice President, Strategy and Global Enablement. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion.

•	Transaction and integration expenses associated with the RB Foods acquisition – Beginning in 2017, we revised our non-GAAP measures to exclude certain costs associated with our acquisition of RB Foods in August of 2017 and its subsequent integration into the company. We made this change because of the significance of the RB Foods acquisition and, therefore, the impact on the comparability of our results of the costs associated with the acquisition and subsequent integration. Such costs, which we refer to as “transaction and integration expenses” include the impact of the acquisition-date fair value adjustment for inventory, transaction costs associated with the acquisition, integration costs following the acquisition, and the bridge financing costs. In our income statement, we include the impact of the fair value adjustment for inventory in cost of goods sold, the bridge financing cost in other debt costs, and present all other transaction and integration costs associated with the RB Foods acquisition in our income statement on the line, “Transaction and integration expenses (related to RB Foods acquisition).” The size of this acquisition and related costs distinguishes it from our past, recent and smaller acquisitions, the costs of which have not been excluded from our non-GAAP financial measures.

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

A reconciliation of these non-GAAP measures to GAAP financial results is provided below (in millions, except per share data):

	2017	2016	2015
Gross profit	$2,010.2	$1,831.7	$1,737.3
Impact of special charges, transaction and integration expenses included in cost of goods sold (1)	20.9	0.3	4.0

Adjusted gross profit	$2,031.1	$1,832.0	$1,741.3

Adjusted gross profit margin (2)	42.0%	41.5%	40.5%

Operating income	$702.4	$641.0	$548.4
Impact of special charges, transaction and integration expenses included in cost of goods sold (1)	20.9	0.3	4.0
Impact of other transaction and integration expenses (1)	40.8	—	—
Impact of other special charges (3)	22.2	15.7	61.5

Adjusted operating income	$786.3	$657.0	$613.9

% increase versus prior year	19.7%	7.0%	0.9%

Adjusted operating income margin (2)	16.3%	14.9%	14.3%

Income from unconsolidated operations	$33.9	$36.1	$36.7
Impact of special charges attributable to non-controlling interests (4)	—	(1.9)	(2.0)

Adjusted income from unconsolidated operations	$33.9	$34.2	$34.7

% (decrease) increase versus prior year	(0.9)%	(1.4)%	18.0%

Net income	$477.4	$472.3	$401.6
Impact of total transaction and integration expenses (1)	53.5	—	—
Impact of total special charges (3)	15.8	13.0	49.9
Impact of special charges attributable to non-controlling interests (4)	—	(1.9)	(2.0)

Adjusted net income	$546.7	$483.4	$449.5

% increase versus prior year	13.1%	7.5%	1.8%

Earnings per share—diluted	$3.72	$3.69	$3.11
Impact of total transactions and integration expenses (1)	0.42	—	—
Impact of total special charges (3)	0.12	0.10	0.38
Impact of special charges attributable to non-controlling interests (4)	—	(0.01)	(0.01)

Adjusted earnings per share—diluted	$4.26	$3.78	$3.48

% increase versus prior year	12.7%	8.6%	3.3%

(1)	As more fully described in note 2 of the financial statements, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the year ended November 30, 2017 (in millions, except per share amounts):

Transaction and integration expenses included in cost of goods sold	$20.9
Reflected in transaction and integration expenses	40.8

Transaction and integration expenses included in operating income	61.7
Transaction and integration expenses included in other debt costs	15.4

Total pre-tax transaction and integration expenses	77.1
Less: Tax effect	(23.6)

Total after-tax transaction and integration expenses	$53.5

(2)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented. Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.
(3)	Total special charges of $22.2 million for 2017, $16.0 million for 2016 and $65.5 million for 2015 are net of taxes of $6.4 million, $3.0 million and $15.6 million, respectively.
(4)	In 2016, represents the portion of the total special charge of $2.8 million, net of tax of $0.9 million, associated with our exit of a consolidated joint venture in South Africa, attributable to our former joint venture partner. In 2015, represents the portion of the Kohinoor total special charge of $14.2 million attributable to Kohinoor’s 15% minority stakeholder.

Estimate for the year ending November 30, 2017
Earnings per share – diluted	$6.89 to $7.14
Impact of special charges and transaction and integration expenses	0.24
Estimated non-recurring benefit, net of the U.S. Tax Act	(2.33) to (2.48)

Adjusted earnings per share – diluted	$4.80 to $4.90

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

To present information for the fiscal year 2018 projection on a constant currency basis, projected sales for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2018 and are compared to the 2017 results, translated into U.S. dollars using the same 2018 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2017.

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

During 2017, we issued approximately 6.35 million shares of our Common Stock Non-Voting to fund our acquisition of RB Foods (see notes 2 and 13 of the financial statements), which included approximately 0.8 million shares from the exercise of the underwriters’ option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million. In addition, we also issued $29.5 million of common stock related to our stock compensation plans in 2017. All of the common stock issued in 2016 and 2015 relates to our stock compensation plans, including the effects of the related excess tax benefits.

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

CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.

ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits.

In fiscal 2017, we made the following acquisitions:

•	On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $123.8 million, net of cash acquired of $1.2 million. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. Our acquisition of Giotti in fiscal 2017 expanded the breadth of value-added products for McCormick’s industrial segment, including additional expertise in flavoring health and nutrition products.

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

In fiscal 2016, we made the following acquisitions:

•	On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden’s products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. The purchase price was $116.2 million, net of cash acquired of $3.3 million, and was financed with a combination of cash and short-term borrowings. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has an industrial component, the industrial component is not currently material to its overall business.

•	On September 1, 2016, we acquired the Cajun Injector business for $4.4 million. Cajun Injector has been included in our consumer segment since its acquisition.

In fiscal 2015, we made the following acquisitions:

•	We purchased 100% of the shares of Brand Aromatics, a privately held company located in the U.S. Brand Aromatics is a supplier of natural savory flavors, marinades, and broth and stock concentrates to the packaged food industry. Its addition expanded the breadth of value-added products in our industrial segment. The purchase price for Brand Aromatics was $62.4 million, net of post-closing adjustments and was financed with a combination of cash and short-term borrowings. Brand Aromatics has been included in our industrial segment since its acquisition.

•	We purchased 100% of the shares of D&A, a privately held company based in Italy, and a leader of the spice and seasoning category in Italy that supplies both branded and private label products to consumers. The purchase price for D&A consisted of a cash payment of $49.0 million, net of cash acquired of $2.8 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. In 2017, the contingent consideration liability specified in the purchase agreement was settled in advance of its contractual term for approximately $29.3 million (€26.1 million), with $19.7 million (€17.6 million) paid in 2017. That €17.6 million was in addition to the €5.0 million prepayment of the contingent consideration that we made as of the acquisition date, with the remaining €3.5 million expected to be paid in 2018. D&A has been included in our consumer segment since its acquisition.

•	We purchased 100% of the shares of One World Foods, Inc., owner of the Stubb’s brand of barbeque products (Stubb’s), a privately held company located in Austin, Texas. Stubb’s is a leading premium barbeque sauce brand in the U.S. In addition to sauces, Stubb’s products include marinades, rubs and skillet sauces. Its addition expanded the breadth of value-added products in our consumer segment. The purchase price for Stubb’s was $99.4 million, subject to certain closing adjustments, and was financed with a combination of cash and short-term borrowings. Stubb’s has been included in our consumer segment since its acquisition.

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

The following table outlines the book value of our major brand names and trademarks as of November 30, 2017:

RB Foods (French’s, Frank’s RedHot, and Cattlemen’s) (a)	$2,475.0
Zatarain’s	106.4
Lawry’s	48.0
Kamis	35.7
Stubb’s	27.1
DaQiao/ChuShiLe	26.4
Gourmet Garden	27.3
Simply Asia/Thai Kitchen	18.6
Drogheria & Alimentari	13.6
Kohinoor	8.6
Giotti	5.4
Brand Aromatics	4.2
Other	12.2

Total	$2,808.5

(a)	Book value for the French’s, Frank’s RedHot, and Cattlemen’s brand names as of November 30, 2017 is based on a preliminary valuation of the acquired net assets of RB Foods and will be adjusted upon finalization of this valuation in 2018.

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

1. Consolidated Financial Statements

Not Applicable

2. Consolidated Financial Statement Schedule

Not Applicable

3. Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit Number		Description

(31)		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

	(i)	Certification of Lawrence E. Kurzius, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Section 1350 Certifications	Filed herewith

	(i)	Certification of Lawrence E. Kurzius, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, McCormick has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Michael R. Smith	Executive Vice President and Chief Financial Officer	February 1, 2018
Michael R. Smith