Form 10-Q
period 2018-02-28
MCCORMICK & CO INC
filed 2018-03-27
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 28, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2018
Common Stock	9,970,918
Common Stock Non-Voting	121,285,408

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2018	2017
Net sales	$1,237.1	$1,043.7
Cost of goods sold	717.1	630.7
Gross profit	520.0	413.0
Selling, general and administrative expense	325.4	275.2
Transaction and integration expenses (related to RB Foods acquisition)	8.7	—
Special charges	2.2	3.6
Operating income	183.7	134.2
Interest expense	41.8	14.5
Other income, net	1.5	0.1
Income from consolidated operations before income taxes	143.4	119.8
Income tax (benefit) expense	(271.1)	33.3
Net income from consolidated operations	414.5	86.5
Income from unconsolidated operations	8.1	7.0
Net income	$422.6	$93.5
Earnings per share – basic	$3.22	$0.75
Average shares outstanding – basic	131.2	125.1
Earnings per share – diluted	$3.18	$0.74
Average shares outstanding – diluted	132.9	126.9
Cash dividends paid per share	$0.52	$0.47
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended February 28,
	2018	2017
Net income	$422.6	$93.5
Net income attributable to non-controlling interest	0.9	1.1
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including curtailment gains of $18.0 and $76.7 for the three months ended February 28, 2018 and 2017, respectively)	20.4	86.5
Currency translation adjustments	61.7	15.1
Change in derivative financial instruments	(1.0)	(2.6)
Deferred taxes	(5.0)	(29.6)
Comprehensive income	$499.6	$164.0

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2018	February 28, 2017	November 30, 2017
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$179.6	$125.7	$186.8
Trade accounts receivables, net	502.0	404.4	555.1
Inventories, net
Finished products	409.0	351.4	398.1
Raw materials and work-in-process	418.7	415.8	395.2
	827.7	767.2	793.3
Prepaid expenses and other current assets	96.7	87.8	81.8
Total current assets	1,606.0	1,385.1	1,617.0
Property, plant and equipment	1,915.3	1,665.2	1,865.9
Less: accumulated depreciation	(1,092.2)	(982.4)	(1,056.8)
Property, plant and equipment, net	823.1	682.8	809.1
Goodwill	4,626.0	1,857.6	4,490.1
Intangible assets, net	2,907.1	473.9	3,071.1
Investments and other assets	400.8	351.7	398.5
Total assets	$10,363.0	$4,751.1	$10,385.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$680.7	$638.9	$257.6
Current portion of long-term debt	75.6	250.7	325.6
Trade accounts payable	584.4	448.4	639.9
Other accrued liabilities	530.8	400.4	724.2
Total current liabilities	1,871.5	1,738.4	1,947.3
Long-term debt	4,378.6	803.5	4,443.9
Deferred taxes	662.3	122.9	1,094.5
Other long-term liabilities	378.2	354.7	329.2
Total liabilities	7,290.6	3,019.5	7,814.9
Shareholders’ Equity
Common stock	382.9	413.1	378.2
Common stock non-voting	1,309.3	678.0	1,294.7
Retained earnings	1,592.3	1,073.1	1,166.5
Accumulated other comprehensive loss	(224.3)	(445.0)	(279.5)
Non-controlling interests	12.2	12.4	11.0
Total shareholders’ equity	3,072.4	1,731.6	2,570.9
Total liabilities and shareholders’ equity	$10,363.0	$4,751.1	$10,385.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2018	2017
Operating activities
Net income	$422.6	$93.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	36.6	28.3
Stock-based compensation	4.3	4.1
Non-cash income tax benefit (related to U.S. Tax Act)	(297.9)	—
Income from unconsolidated operations	(8.1)	(7.0)
Changes in operating assets and liabilities, net of effect of businesses acquired	(185.0)	(80.2)
Dividends from unconsolidated affiliates	7.0	5.6
Net cash flow (used in) provided by operating activities	(20.5)	44.3
Investing activities
Acquisition of businesses (net of cash acquired)	(4.2)	(124.0)
Capital expenditures	(31.3)	(29.6)
Proceeds from sale of property, plant and equipment	0.3	0.9
Net cash flow used in investing activities	(35.2)	(152.7)
Financing activities
Short-term borrowings, net	423.6	247.8
Long-term debt borrowings	6.4	—
Long-term debt repayments	(319.8)	(2.5)
Proceeds from exercised stock options	16.9	8.2
Taxes withheld and paid on employee stock awards	(2.9)	(1.7)
Common stock acquired by purchase	(16.8)	(82.7)
Dividends paid	(68.2)	(58.9)
Net cash flow provided by financing activities	39.2	110.2
Effect of exchange rate changes on cash and cash equivalents	9.3	5.5
(Decrease) increase in cash and cash equivalents	(7.2)	7.3
Cash and cash equivalents at beginning of period	186.8	118.4
Cash and cash equivalents at end of period	$179.6	$125.7
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
The results of consolidated operations for the three-month period ended February 28, 2018 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons. In addition, net income for the three-month period ended February 28, 2018 reflects a significant non-recurring tax benefit as more fully described in note 9.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2017.
Accounting Pronouncements Adopted in 2018
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act enacted in December 2017. The new standard, which would be effective for the first quarter of our fiscal year ending November 30, 2020, permits early adoption in any interim period or fiscal year before the effective date. We adopted this new accounting pronouncement effective December 1, 2017. The adoption resulted in a reclassification of $20.9 million from accumulated other comprehensive income to retained earnings.
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (Topic 330). This guidance is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. We have adopted ASU No. 2015-11 effective December 1, 2017. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. In addition, in 2016, we entered into a 15-year lease for a headquarters building, which is expected to commence upon completion of building construction and fit-out, currently scheduled for mid-2018. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted for all entities. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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
Acquisition of RB Foods
On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million. During the three months ended February 28, 2018, we paid an additional $4.2 million associated with the final working capital adjustment. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting and through new borrowings comprised of senior unsecured notes and pre-payable term loans. The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. Condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments (we formerly referred to our flavor solutions segment as our industrial segment). At the time of the acquisition, annual sales of RB Foods were approximately $570 million. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of RB Foods’ operations are included in our consolidated financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
The purchase price of RB Foods was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, a number of which are subject to finalization. The estimated fair value methodologies are further described in note 2 of the financial statements in our 2017 Annual Report on Form 10-K for the year ended November 30, 2017.
During the first quarter of 2018, we revised the fair value estimate of the acquired intangible assets. The fair value estimate of those intangible assets was determined using income methodologies. Trademarks and customer relationships were valued at $2,320.0 million and $110.0 million, respectively. We valued trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables. The impact of revising the fair value estimate of the acquired intangible assets in the first quarter of 2018 increased goodwill and decreased deferred taxes by $104.6 million and $60.4 million, respectively.
We also recognized other preliminary purchase accounting adjustments during the first quarter of fiscal 2018 that increased goodwill by $2.0 million.
The preliminary allocation, net of cash acquired, of the fair value of the RB Foods acquisition that reflects the adjustments to the preliminary allocation reflected during the first quarter of 2018 is summarized in the table below (in millions):

Trade accounts receivable	$36.9
Inventories	68.6
Property, plant and equipment	33.1
Goodwill	2,652.9
Intangible assets	2,430.0
Other assets	4.4
Trade accounts payable	(65.5)
Other accrued liabilities	(33.3)
Deferred taxes	(894.1)
Other long-term liabilities	(23.1)
Total	$4,209.9

The final allocation of the fair value of the RB Foods acquisition, including the allocation of goodwill to our reporting units, which are the consumer and flavor solutions segments, was not complete as of February 28, 2018, but will be finalized within the allowable measurement period. The results of RB Foods’ operations have been included in our consumer and flavor solutions segments since its acquisition.
Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100 million, of which approximately $60 million represent transaction expenses and the remainder represent estimated integration expenses. We incurred $77.1 million of the anticipated transaction and integration expenses during the year ended November 30, 2017. Those costs consisted of the amortization of the acquisition-date fair value adjustment of inventories in the amount of $20.9 million that was included in cost of goods sold for 2017; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs of $15.4 million related to the Bridge financing commitment that was included in other debt costs for 2017. Of the total anticipated transaction and integration expenses, we expect to incur the balance in fiscal 2018 consisting of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. The following are the transaction and integration expenses that we have recorded for the three months ended February 28, 2018 related to the RB Foods acquisition (in millions):

Transaction expenses	$0.2
Integration expenses	8.5
Total	$8.7
`
For the three months ended February 28, 2018, RB Foods added $127.6 million to our sales. The impact of RB Foods on our consolidated income before income taxes for the three months ended February 28, 2018 was not material, taking into account the effects of the transaction and integration expenses and financing costs.
The following unaudited pro forma information presents consolidated financial information as if RB Foods had been acquired at the beginning of fiscal 2016. Interest expense has been adjusted to reflect the debt issued to finance the acquisition as though that debt had been outstanding at December 1, 2015. The pro forma results reflect amortization expense of approximately $2.0 million, relating to definite lived intangible assets recorded based upon preliminary third party valuations. The pro forma results for the three months ended February 28, 2017 do not include certain transaction and integration costs, amortization of the acquisition-date fair value adjustment of inventories and costs associated with the Bridge financing commitment, since all of these costs would be reflected in the fiscal year ended November 30, 2016, assuming that the acquisition had occurred as of December 1, 2015. The pro forma adjustments previously noted have been adjusted for the applicable income tax impact. Basic and diluted shares outstanding have been adjusted to reflect the issuance of 6.35 million shares of our common stock non-voting to partially finance the acquisition.

(in millions, except per share data)	Three months ended February 28, 2017
Net sales	$1,173.8
Net income	93.3
Earnings per share – basic	$0.71
Earnings per share – diluted	$0.70
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
Giotti Acquisition
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $123.8 million (net of cash acquired of $1.2 million), including the effect of a $0.2 million favorable net working capital adjustment recorded in the fourth quarter of 2017. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's flavor solutions segment, including additional expertise in flavoring health and nutrition products. Giotti has been included in our flavor solutions segment since its acquisition. During the three months ended February 28, 2017, we recorded $2.1 million in transaction-related expenses associated with this acquisition; those expenses are included in selling, general and administrative expense in our consolidated income statement.

Proforma financial information for the acquisition of Giotti has not been presented because the incremental financial impact is not material.

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

The following is a summary of special charges recognized in the three months ended February 28, 2018 and February 28, 2017 (in millions):

	2018	2017
Employee severance benefits and related costs	$0.4	$1.7
Other costs	1.8	1.9
Total	$2.2	$3.6

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

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected three-year course—to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that two-thirds will be attributable to employee severance and related benefit payments and one-third will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs directly related to the initiative. The GE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

During the three months ended February 28, 2018, we recorded $2.2 million of special charges, consisting primarily of $1.3 million related to third party expenses incurred associated with our GE initiative, $0.7 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand, and $0.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities.

During the three months ended February 28, 2017, we recorded $3.6 million of special charges, consisting primarily of $1.9 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017; $1.0 million related to third party expenses incurred associated with our GE initiative; $0.3 million for other exit costs related to the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines, and

$0.2 million for other exit costs related to the planned exit from our current leased manufacturing facilities in Singapore and Thailand upon construction of a new manufacturing facility in Thailand, which was initiated in 2016.

Of the $2.2 million in special charges recorded during the three months ended February 28, 2018, approximately $0.3 million were paid in cash, with the remaining accrual expected to be substantially paid in 2018.

In addition to the amounts recognized in the first three months of 2018, we expect to incur additional special charges during the remainder of 2018 of $18.5 million, consisting of $15.0 million of third party expenses and employee severance benefits associated with our evaluation of changes related to our GE initiative, and the remainder comprised of employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, ongoing EMEA reorganization plans, and the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

The following is a breakdown by business segments of special charges for the three months ended February 28, 2018 and 2017 (in millions):

	2018	2017
Consumer segment	$1.0	$2.5
Flavor solutions segment	1.2	1.1
Total special charges	$2.2	$3.6

All remaining balances associated with our special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

4.	GOODWILL
The changes in the carrying amount of goodwill by business segment for the three months ended February 28, 2018 and 2017 were as follows (in millions):

	2018		2017
	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,385.4	$1,104.7	$1,608.3	$163.1
Changes in preliminary purchase price allocation	71.1	35.5	(0.4)	—
Increases in goodwill from acquisitions	—	—	—	74.9
Foreign currency fluctuations	25.5	3.8	10.4	1.3
Balance as of end of period	$3,482.0	$1,144.0	$1,618.3	$239.3
During the three months ended February 28, 2018, we have made changes in the preliminary allocation of the purchase price of the RB Foods acquisition which resulted in a change in goodwill of $71.1 million in the consumer segment and $35.5 million in the flavor solutions segment. During the three months ended February 28, 2017, a preliminary valuation of the acquired net assets of Giotti in December 2016 resulted in the allocation of $74.9 million of goodwill to the flavor solutions segment.

5.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

In December 2017, we repaid our $250 million, 5.75% notes that matured on December 15, 2017. Also, in February 2018, we repaid $50 million of the three-year term loan due August 17, 2020 and $18.8 million (the required quarterly principal installment) of the five-year term loan due August 17, 2022.

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

We are potentially exposed to foreign currency fluctuations affecting net investments, transactions and earnings denominated in foreign currencies. We selectively hedge the potential effect of these foreign currency fluctuations by entering into foreign currency exchange contracts. As of February 28, 2018, the maximum time frame for our foreign exchange forward contracts is 9 months.

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. From time to time, we enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At February 28, 2018, the notional value of these contracts was $312.3 million. During the three months ended February 28, 2018 and 2017, we recognized losses of $2.2 million and $2.7 million, respectively, on the change in fair value of these contracts, which was offset by gains of $2.0 million and $2.5 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and achieve a desired mix of variable and fixed rate debt. As of February 28, 2018, we have $100 million notional value of interest rate swap contracts outstanding which expire in November 2025. We receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. Any realized gain or loss on these swaps was offset by a corresponding increase or decrease of the value of the hedged debt. Hedge ineffectiveness was not material.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$5.7
Foreign exchange contracts	Other current assets	307.4	11.0	Other accrued liabilities	109.7	4.8
Total			$11.0			$10.5

As of February 28, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$175.0	$2.1
Foreign exchange contracts	Other current assets	111.3	3.5	Other accrued liabilities	284.5	8.5
Total			$3.5			$10.6

As of November 30, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$2.5
Foreign exchange contracts	Other current assets	326.3	12.7	Other accrued liabilities	79.6	4.7
Total			$12.7			$7.2

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three-month periods ended February 28, 2018 and 2017 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		2018	2017
Interest rate contracts	Interest expense	$0.1	$0.3

	Income statement location	Loss recognized in income			Income statement location	Gain recognized in income
Derivative		2018	2017	Hedged item		2018	2017
Foreign exchange contracts	Other income, net	$2.2	$2.7	Intercompany loans	Other income, net	$2.0	$2.5

Cash Flow Hedges
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2018	2017		2018	2017
Interest rate contracts	$—	$(0.2)	Interest expense	$0.1	$(0.1)
Foreign exchange contracts	(1.2)	(0.4)	Cost of goods sold	(1.1)	1.1
Total	$(1.2)	$(0.6)		$(1.0)	$1.0
For all derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $4.2 million as a decrease to earnings. The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$179.6	$179.6	$—	$—
Insurance contracts	119.6	—	119.6	—
Bonds and other long-term investments	6.5	6.5	—	—
Foreign currency derivatives	11.0	—	11.0	—
Total	$316.7	$186.1	$130.6	$—
Liabilities
Foreign currency derivatives	$4.8	$—	$4.8	$—
Interest rate derivatives	5.7	—	5.7	—
Total	$10.5	$—	$10.5	$—

		February 28, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$125.7	$125.7	$—	$—
Insurance contracts	111.1	—	111.1	—
Bonds and other long-term investments	9.0	9.0	—	—
Foreign currency derivatives	3.5	—	3.5	—
Total	$249.3	$134.7	$114.6	$—
Liabilities
Foreign currency derivatives	$8.5	$—	$8.5	$—
Interest rate derivatives	2.1	—	2.1	—
Contingent consideration related to D&A acquisition	29.3	—	—	29.3
Total	$39.9	$—	$10.6	$29.3

		November 30, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$186.8	$186.8	$—	$—
Insurance contracts	119.5	—	119.5	—
Bonds and other long-term investments	7.5	7.5	—	—
Foreign currency derivatives	12.7	—	12.7	—
Total	$326.5	$194.3	$132.2	$—
Liabilities
Foreign currency derivatives	$4.7	$—	$4.7	$—
Interest rate derivatives	2.5	—	2.5	—
Total	$7.2	$—	$7.2	$—
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
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at February 28, 2018, February 28, 2017 and November 30, 2017 (in millions):

	February 28, 2018	February 28, 2017	November 30, 2017
Carrying amount	$4,454.2	$1,054.2	$4,769.5
Fair value	4,452.5	1,107.4	4,858.5
At February 28, 2018, the fair value of long-term debt includes $3,264.7 million and $1,187.8 million determined using Level 1 and Level 2 valuation techniques, respectively. At November 30, 2017, the fair value of long-term debt includes $3,615.2 million and $1,243.3 million determined using Level 1 and Level 2 valuation techniques, respectively. The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments. At February 28, 2017, the fair value of long-term debt was determined using Level 1 valuation techniques.

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
The change in fair value of our Level 3 liabilities, which relates solely to the contingent consideration related to our acquisition of D&A for the three months ended February 28, 2017 is summarized as follows (in millions):

	Beginning of year	Changes in fair value including accretion	Impact of foreign currency	Balance as of end of period
Three months ended February 28, 2017	$28.9	$0.3	$0.1	$29.3

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

During the first quarters of 2018 and 2017, we made the following significant changes to our employee benefit and retirement plans:

First quarter of 2018

•
On December 1, 2017, our Management Committee approved the freezing of benefits under our pension plans in Canada. The effective date of this freeze is November 30, 2019. Although those plans will be frozen, employees who are participants in the plans will retain benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.

First quarter of 2017

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

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above. In the three months ended February 28, 2018, we reduced the Canadian plan benefit obligations by $17.5 million. In the three months ended February 28, 2017, we reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $17.5 million and $77.7 million for the three months ended February 28, 2018 and 2017, respectively. These net actuarial gains consist principally of curtailment gains of $18.0 million and $76.7 million, and are included in our Consolidated Statement of Comprehensive Income for the three months ended February 28, 2018 and 2017, respectively, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the three months ended February 28, 2018 and 2017, are also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2018 and 2017 (in millions):

	United States		International
	2018	2017	2018	2017
Defined benefit plans
Service cost	$4.4	$3.9	$1.1	$1.5
Interest costs	7.9	8.0	2.4	2.5
Expected return on plan assets	(10.8)	(10.2)	(4.2)	(3.7)
Amortization of prior service costs	—	—	0.5	0.5
Amortization of net actuarial losses	2.5	1.9	0.7	1.0
Total pension expense	$4.0	$3.6	$0.5	$1.8

During the three months ended February 28, 2018 and 2017, we contributed $5.9 million and $6.3 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2017 were $18.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended February 28,
	2018	2017
Other postretirement benefits
Service cost	$0.6	$0.7
Interest costs	0.6	0.9
Amortization of prior service credits	(2.2)	—
Total other postretirement benefits expense	$(1.0)	$1.6

The reduction in other postretirement benefits expense for the three months ended February 28, 2018 is primarily attributable to plan amendments that were approved by our Management Committee on August 23, 2017 and are more fully described in note 10 of the financial statements in our Annual Report on Form 10-K for the year ended November 30, 2017.

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended February 28,
	2018	2017
Stock-based compensation expense	$4.3	$4.1
Our 2018 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2017 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2018 and 2017:

	2018		2017
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$71.91	4.9	$66.00
Exercised	(0.3)	54.84	(0.1)	63.75
Outstanding at end of the period	4.5	$73.04	4.8	$66.04
Exercisable at end of the period	3.5	$66.37	3.7	$59.93
As of February 28, 2018, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $152.4 million and for options currently exercisable was $140.8 million. The total intrinsic value of all options exercised during the three months ended February 28, 2018 and 2017 was $15.4 million and $4.4 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2018 and 2017:

	2018		2017
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	267	$86.47	267	$80.08
Granted	31	95.60	—	—
Vested	(1)	75.99	(3)	71.35
Forfeited	(4)	93.66	(2)	85.37
Outstanding at end of period	293	$87.40	262	$80.13
The following is a summary of our LTPP activity for the three months ended February 28, 2018 and 2017:

	2018		2017
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	220	$84.31	201	$78.10
Granted	86	101.90	78	89.96
Vested	(59)	74.02	(43)	69.04
Outstanding at end of period	247	$92.91	236	$83.63

9.	INCOME TAXES
In December 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Act are effective during our fiscal year ending November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year ending November 30, 2019. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.
Beginning on January 1, 2018, the U.S. Tax Act lowers the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate has reduced our net U.S. deferred income tax liability by $376.5 million and is reflected as a reduction in our income tax expense in our results for the quarter ended February 28, 2018.
The U.S. Tax Act imposes a one-time transition tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate this tax to be $78.6 million, including related additional foreign withholding taxes of $6.3 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that are no longer considered indefinitely reinvested, which we have recognized as a component of our income tax expense for the quarter ended February 28, 2018. As we are not a calendar year-end company, certain elements of the transition tax cannot be finalized until the completion of our U.S. tax year ending November 30, 2018. The cash tax effects of this transition tax in the amount of $72.3 million can be remitted in installments over an eight-year period and we intend to do so. In addition to the previously described repatriation tax of $78.6 million, if an actual cash repatriation of the underlying earnings of non-U.S. affiliates occurs we could also be subject to additional foreign withholding taxes and an additional U.S. tax (generally associated with the tax on foreign exchange gains or losses).
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740 Income Taxes. While based upon estimates and judgments that we believe to be reasonable, the $297.9 million net benefit recognized in the first quarter of 2018 related to the U.S. Tax Act, as described above, is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed.
Income taxes for the three months ended February 28, 2018 included $303.0 million of discrete tax benefits consisting of the following: (i) the $297.9 million net benefit associated with the U.S. Tax Act, previously described, (ii) $3.4 million of excess tax benefits associated with share-based compensation, and (iii) $2.2 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-US jurisdictions, offset by a $0.5 million net detriment related to the revaluation of deferred tax assets related to legislation enacted in a non-US jurisdiction in our first quarter.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2018.

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

As of February 28, 2018, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 28, 2018	February 28, 2017
Average shares outstanding – basic	131.2	125.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.7	1.8
Average shares outstanding – diluted	132.9	126.9

The following table sets forth the stock options and RSUs for the three months ended February 28, 2018 and 2017 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	February 28, 2018	February 28, 2017
Anti-dilutive securities	0.4	0.8
The following table sets forth the common stock activity for the three months ended February 28, 2018 and 2017 (in millions):

	February 28, 2018	February 28, 2017
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.3	0.2
Shares repurchased under the stock repurchase program	0.2	0.9
As of February 28, 2018, $173 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	February 28, 2018	February 28, 2017	November 30, 2017
Foreign currency translation adjustment	$(62.7)	$(284.3)	$(124.4)
Unrealized (loss) gain on foreign currency exchange contracts	(4.2)	2.2	(3.6)
Fair value of interest rate swaps (excluding settled interest rate swaps)	—	(0.1)	—
Unamortized value of settled interest rate swaps	0.9	2.3	0.8
Pension and other postretirement costs	(158.3)	(165.1)	(152.3)
Accumulated other comprehensive loss	$(224.3)	$(445.0)	$(279.5)

In conjunction with the adoption of ASU No. 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $20.9 million of other comprehensive income, primarily associated with pension and other postretirement plans, from accumulated other comprehensive income to retained earnings.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 28, 2018 and 2017 (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	February 28, 2018	February 28, 2017
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$0.1	Interest expense
Foreign exchange contracts	1.1	(1.1)	Cost of goods sold
Total before tax	1.0	(1.0)
Tax effect	(0.2)	0.3	Income taxes
Net, after tax	$0.8	$(0.7)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(1.7)	$0.5	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	3.2	2.9	SG&A expense/ Cost of goods sold
Total before tax	1.5	3.4
Tax effect	(0.3)	(1.2)	Income taxes
Net, after tax	$1.2	$2.2

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and other postretirement benefits expense (refer to note 7 for additional details).

12.	BUSINESS SEGMENTS

We operate in two business segments: consumer and flavor solutions. (We formerly referred to our flavor solutions segment as our industrial segment.) The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail outlets, including grocery, mass merchandise, warehouse clubs, discount and drug stores under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “Drogheria & Alimentari”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
We measure segment performance based on operating income excluding special charges, as this activity is managed separately from the business segments, and transaction and integration expenses related to our acquisition of RB Foods, as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the RB Foods business.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2018
Net sales	$757.4	$479.7	$1,237.1
Operating income excluding special charges and transaction and integration expenses	132.2	62.4	194.6
Income from unconsolidated operations	7.1	1.0	8.1

Three months ended February 28, 2017
Net sales	$638.6	$405.1	$1,043.7
Operating income excluding special charges	97.9	39.9	137.8
Income from unconsolidated operations	6.5	0.5	7.0

A reconciliation of operating income excluding special charges and, for the three months ended February 28, 2018, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 28, 2018
Operating income excluding special charges and transaction and integration expenses	$132.2	$62.4	$194.6
Less: Special charges	1.0	1.2	2.2
Less: Transaction and integration expenses	5.8	2.9	8.7
Operating income	$125.4	$58.3	$183.7

Three months ended February 28, 2017
Operating income excluding special charges	$97.9	$39.9	$137.8
Less: Special charges	2.5	1.1	3.6
Operating income	$95.4	$38.8	$134.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following–Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information–more fully described below under the caption Non-GAAP Financial Measures–that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data.
Business profile
We are a global leader in flavor, with the manufacturing, marketing and distribution of spices, seasoning mixes, condiments and other flavorful products to the entire food industry-retailers, food manufacturers and the foodservice business. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Mexico, India, Singapore, Central America, Thailand and South Africa. In fiscal year 2017, 41% of our sales were outside of the United States. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico.
We operate in two business segments, consumer and flavor solutions. Our flavor solutions segment (which we formerly referred to as our industrial segment) was renamed in early 2018 to better align the segment name with its product offerings.
Consumer segment–Our consumer segment customers span a variety of retailers that include grocery mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Flavor Solutions segment–In our flavor solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly and indirectly through distributors. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades.
Demand for flavor is growing globally; and across both segments, we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer customers and consumers a range of products that meet the increasing demand for certain product attributes such as organic, gluten-free and non-GMO (genetically modified organisms) and that extend from premium to value-priced.
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
For flavor solutions customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a solid pipeline of flavor solutions aligned with our customers’ new product launch plans, many of which include “better-for-you” innovation. With over 20 product innovation centers around the world, we are supporting the growth of our brands and those of our flavor solutions customers with products that appeal to local consumers.
Acquisitions–Acquisitions are expected to approximate one-third of our long-term sales growth. Since the beginning of 2015, we have completed seven acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. In addition to bolt-on opportunities, we were seeking larger acquisitions.
The RB Foods acquisition resulted in acquisitions contributing more than one-third of our sales growth in 2017 and is expected to result in acquisitions contributing more than one-third of our sales growth in 2018.
Cost savings: We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from organization and streamlining actions described in note 3 to the financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $815.3 million in 2017, an increase from $658.1 million in 2016. We have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. In 2017, that return of cash to shareholders was $375.4 million and our Board declared the 32nd consecutive annual increase in our quarterly dividend. Due to our increased level of indebtedness related to the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we may from time-to-time use the proceeds from stock option exercises for share repurchases. On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.

2018 outlook
We are projecting another year of strong financial performance in 2018 and, including the results of RB Foods from its acquisition date of August 17, 2017, we expect our constant currency growth rate in sales, operating income and adjusted earnings per share to exceed our long-term financial growth objectives.
In 2018, we expect to grow sales 13% to 15%, including an estimated 2% favorable impact from currency rates, or 11% to 13% on a constant currency basis. The incremental impact of the RB Foods acquisition is projected to contribute approximately 8% of that sales growth. We expect further increases in volume and product mix in our base business to drive the remaining sales growth anticipated in 2018 as, with material cost inflation projected in the low single digits, we do not expect significant pricing impact in 2018 other than the incremental impact of actions taken in 2017.
In 2018, we expect adjusted gross profit margin to be approximately 150 to 200 basis points higher than 2017, due to a projected low single digit increase in material costs that is more than offset by the effects of favorable business mix and CCI-led cost savings.
Led by CCI, we expect to reach cost savings of approximately $100 million in 2018, with a large portion impacting our cost of goods sold.
In 2018, we expect a significant increase in operating income, in part, due to the effects of the RB Foods acquisition, including the related transaction and integration expenses recorded in 2017. We expect 2018’s adjusted operating income to increase 23% to 25%, which includes the incremental impact of the RB Foods acquisition and a 1% favorable impact from currency rates. For 2018, we plan to increase brand marketing at a rate above our sales growth.
Diluted earnings per share was $3.72 in 2017. Diluted earnings per share for 2018 are projected to range from $6.85 to $6.95. Excluding the per share impact of special charges of $0.12 and transaction and integration expenses related to the RB Foods acquisition of $0.42 in 2017, adjusted diluted earnings per share was $4.26 in 2017. Adjusted diluted earnings per share (excluding an estimated $2.24 per share non-recurring benefit from U.S. Tax Act changes, an estimated $0.11 per share impact from special charges and an estimated $0.13 per share impact from integration expenses related to the RB Foods acquisition) are projected to be $4.85 to $4.95 in 2018. We expect adjusted diluted earnings per share in 2018 to grow 14% to 16%, which includes a 1% favorable impact from currency rates, over adjusted diluted earnings per share of $4.26 in 2017. We expect this growth rate to be mainly driven by increased adjusted operating income and a lower effective tax rate which will more than offset the effects of higher interest expense and higher diluted shares.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2018	February 28, 2017
Net sales	$1,237.1	$1,043.7
Percent increase	18.5%	1.3%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.5%	(1.1)%
Pricing actions	0.7%	2.0%
Acquisitions	12.4%	2.7%
Foreign exchange	3.9%	(2.3)%
Gross profit	$520.0	$413.0
Gross profit margin	42.0%	39.6%

Sales for the first quarter of 2018 increased by 18.5% from the prior year level and by 14.6% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Sales in the first quarter of 2018 increased in both our consumer and flavor solutions segments. The incremental impact of acquisitions added 12.4%, primarily driven by the RB Foods acquisition completed in August 2017. In addition, pricing actions added 0.7% to sales and favorable volume and product mix increased sales by 1.5%. Both our consumer and flavor solutions segments experienced increases in volume and product mix through continued product innovation and emphasis on brand marketing. Sales were impacted by favorable foreign currency rates that added 3.9% to sales compared to the year-ago quarter and is excluded from our measure of sales growth of 14.6% on a constant currency basis.
Gross profit for the first quarter of 2018 increased by $107.0 million, or 25.9%, over the comparable period in 2017, and our gross profit margin increased 240 basis points from the year ago quarter to 42.0%. While that 240-basis point expansion in our gross profit margin includes an accretion impact from our acquisition of the RB Foods' business, our core business was also a driver of that expansion as the shift in our core product portfolio to more value-added products and CCI-led cost savings continue to drive profit expansion across both our segments.

	Three months ended
	February 28, 2018	February 28, 2017
Selling, general & administrative expense (SG&A)	$325.4	$275.2
Percent of net sales	26.3%	26.4%

SG&A increased by $50.2 million in the first quarter of 2018 compared to the 2017 level, primarily as a result of acquisitions, coupled with higher freight costs due to constrained carrier capacity in the U.S. and increased brand marketing expenses, net of CCI-led cost savings. SG&A as a percent of net sales decreased by 10 basis points from the year-ago quarter to 26.3% in the first quarter of 2018 as a result of the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in the first quarter of 2018 that more than offset higher freight costs and brand marketing expenses.

	Three months ended
	February 28, 2018	February 28, 2017
Total special charges	$2.2	$3.6

During the three months ended February 28, 2018, we recorded $2.2 million of special charges, consisting primarily of $1.3 million related to third party expenses incurred associated with our evaluation of changes relating to our GE initiative, $0.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities and $0.7 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

During the three months ended February 28, 2017, we recorded $3.6 million of special charges, consisting primarily of $1.9 million for severance and other exit costs associated with our Europe, Middle East and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017 and $1.0 million related to third party expenses incurred associated with the evaluation of organizational streamlining initiatives.

	Three months ended
	February 28, 2018	February 28, 2017
Transaction and integration expenses	$8.7	$—

Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $23 million in 2018. These costs primarily consist of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. We incurred $8.7 million of transaction and integration expenses in the three months ended February 28, 2018 and expect to incur the remainder during the balance of fiscal 2018.

	Three months ended
	February 28, 2018	February 28, 2017
Interest expense	$41.8	$14.5
Other income, net	1.5	0.1

Interest expense was higher in the three months ended February 28, 2018, compared to the same period of the prior year, due primarily to an increase in average total borrowings related to the incurrence of $3.7 billion in debt in August 2017 to finance the acquisition of RB Foods. Other income, net for the three months ended February 28, 2018 was $1.4 million higher than the 2017 level due principally to an increase in interest income and lower non-operating foreign currency transaction losses recognized in 2018 compared to the comparable period in 2017.

	Three months ended
	February 28, 2018	February 28, 2017
Income from consolidated operations before income taxes	$143.4	$119.8
Income tax (benefit) expense	(271.1)	33.3
Effective tax rate	(189.1)%	27.8%
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
In 2018, discrete items include the impact of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in December 2017. The U.S. Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in calendar year 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740, Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. As a result, we recorded a net benefit of $297.9 million during the first quarter of 2018. This amount includes the $376.5 million benefit from the revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate offset in part by an estimated tax charge of $78.6 million (comprised of the mandated U.S. transition taxes and foreign withholding taxes on certain prior year earnings of foreign subsidiaries that we plan to return to the U.S. in 2018).
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As more fully disclosed in note 9 of the accompanying financial statements, the $297.9 million net benefit recognized during the first quarter of 2018 related to the U.S. Tax Act is provisional. The provisional amounts recognized during the first quarter of 2018 may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed.
The decrease in our effective tax rate for the first quarter of 2018 as compared to the year-ago period is due to the impact of the tax effects associated with the U.S. Tax Act as described above and other higher discrete tax benefits. See note 9 of the accompanying financial statements for a further description of these discrete items. In 2018 and 2017, these other discrete items include excess tax benefits associated with share-based payments to employees and to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-US jurisdictions.
Absent additional discrete items for the remainder of the year, we expect our annual effective tax rate, excluding the transition tax and the revaluation of our deferred tax assets and liabilities as described above, will approximate 23% for 2018.

	Three months ended
	February 28, 2018	February 28, 2017
Income from unconsolidated operations	$8.1	$7.0
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, increased by $1.1 million for the three months ended February 28, 2018, as compared to the year-ago period. This fluctuation was due primarily to an increase in earnings at our largest joint venture, McCormick de Mexico, which also benefited from the favorable impact of foreign exchange rates as compared to the prior year period.

The following table outlines the major components of the change in diluted earnings per share from 2017 to 2018:

Three months ended February 28,
2017 Earnings per share – diluted	$0.74
Increase in operating income	0.32
Impact of net discrete tax benefit of $297.9 million recognized as a result of the U.S. Tax Act	2.24
Decrease in special charges, net of taxes	0.01
Transaction and integration expenses attributable to RB Foods acquisition, net of taxes	(0.05)
Increase in interest expense	(0.16)
Increase in other income	0.01
Increase in unconsolidated income	0.01
Other impact of income taxes	0.11
Impact of higher shares outstanding	(0.05)
2018 Earnings per share – diluted	$3.18

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

CONSUMER SEGMENT

	Three months ended
	February 28, 2018	February 28, 2017
(in millions)
Net sales	$757.4	$638.6
Percent increase	18.6%	0.8%
Segment operating income	$132.2	$97.9
Segment operating income margin	17.5%	15.3%
In the first quarter of 2018, sales of our consumer segment increased by 18.6%, as compared to the first quarter of 2017, and increased by 14.4% on a constant currency basis. The incremental impact of the RB Foods acquisition added 12.4% to consumer segment sales in the first quarter of 2018. Pricing actions improved sales by 0.7% while favorable volume and product mix also added 1.3% to sales in the first quarter of 2018 compared to the same period last year. Sales in the quarter reflected a favorable impact from foreign currency rates that increased consumer segment sales by 4.2% compared to the year-ago quarter and is excluded from our measure of sales growth of 14.4% on a constant currency basis
In the Americas, consumer sales rose 22.2% in the first quarter of 2018 as compared to the first quarter of 2017 and rose by 21.7% on a constant currency basis. Pricing actions added 1.0% to sales while volume and product mix increased sales for the quarter by 0.5%. The incremental impact of the RB Foods acquisition added 20.2% to sales for the first quarter of 2018. In addition to these factors, the favorable impact of foreign currency rates increased sales by 0.5% in the quarter and is excluded from our measure of sales growth of 21.7% on a constant currency basis.
In the EMEA region, consumer sales increased 14.0% in the first quarter of 2018 as compared to the first quarter of 2017 and rose by 1.1% on a constant currency basis. Sales were positively impacted by volume and product mix during the quarter that added 0.9% to sales, which offset unfavorable pricing impacts of 0.8%. The incremental impact of our acquisition of RB Foods added 1.0% to sales in the first quarter of 2018. During the first quarter of 2018, a favorable impact from foreign currency rates increased sales by 12.9% compared to the year-ago period and is excluded from our measure of sales growth of 1.1% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 12.1% in the first quarter of 2018 and increased by 6.1% on a constant currency basis. Sales in the quarter reflected an increase of 1.5% attributable to pricing actions and 4.6% from improvements in volume and product mix, led by strong sales in China. A favorable impact from foreign currency rates that increased sales by 6.0% compared to the first quarter of 2017 is excluded from our measure of sales growth of 6.1% on a constant currency basis.
We grew segment operating income for our consumer segment by $34.3 million, or 35.0%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase in segment operating income was due to the RB Foods acquisition, coupled with CCI-led cost savings, which in aggregate, offset increased brand marketing expenses and higher freight costs. On a constant currency basis, segment operating income for our consumer segment rose by 32% in the first quarter of 2018, in comparison to the same period in 2017. Segment operating margin for our consumer segment rose by 220 basis points in the first quarter of 2018 to 17.5%, driven by a higher gross profit margin. That gross profit margin improvement includes the accretive impact attributable to acquisitions as well as expansion in our core business.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2018	February 28, 2017

Net sales	$479.7	$405.1
Percent increase	18.4%	2.2%
Segment operating income	$62.4	$39.9
Segment operating income margin	13.0%	9.8%
In the first quarter of 2018, sales of our flavor solutions segment increased by 18.4%, as compared to the first quarter of 2017, and increased by 14.8% on a constant currency basis. Our acquisitions, primarily driven by the RB Foods transaction that was completed in August 2017, increased flavor solutions segment sales by 12.4% during the first quarter of 2018. Pricing actions improved sales by 0.6% while favorable volume and product mix increased sales by 1.8% in the first quarter of 2018. A favorable impact from foreign currency rates increased flavor solutions segment sales by 3.6% compared to the year-ago quarter and is excluded from our measure of sales growth of 14.8% on a constant currency basis.
In the Americas, flavor solutions sales increased by 18.9% during the first quarter of 2018 from the prior year level and increased by 17.6% on a constant currency basis. Our RB Foods acquisition and pricing actions added 17.0% and 0.8%, respectively, to flavor solutions sales in the Americas during the first quarter of 2018 offset a decline in volume and product mix that decreased sales by 0.2%. That decline in volume and product mix resulted from a major customer’s global realignment of our flavor solutions sales, effectively transferring those sales from the Americas to the EMEA region, and the elimination of some low margin business due to the continued migration of our business to higher margin products. A favorable impact from foreign currency rates increased sales by 1.3% compared to the first quarter of 2017 and is excluded from our measure of sales growth of 17.6% on a constant currency basis.
In the EMEA region, flavor solutions sales increased by 21.6% in the first quarter of 2018 from the prior year level and increased by 11.8% on a constant currency basis. The acquisitions of RB Foods and Giotti (acquired on December 15, 2016) increased segment sales by 3.9% in the first quarter of 2018 over the comparable 2017 period, while pricing actions increased sales by 0.9%. In addition, sales increased by 7.0% due to favorable volume and product mix as sales in the first quarter of 2018 were favorably impacted by the global realignment of a major customer’s sales from the Americas to EMEA, as previously described, and by growth with quick service restaurants and within our flavors category. A favorable impact from foreign currency rates also increased sales by 9.8% compared to the first quarter of 2017 and is excluded from our measure of sales growth of 11.8% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales increased 10.7% in the first quarter of 2018, compared to the first quarter of 2017, and increased by 4.0% on a constant currency basis. Favorable volume and product mix, primarily in China, increased sales by 4.4% during the quarter and more than offset a decrease of 0.4% due to pricing actions. In addition to these factors, a favorable impact from foreign currency rates increased sales by 6.7% compared to the first quarter of 2017 and is excluded from our measure of sales growth of 4.0% on a constant currency basis.

We grew segment operating income for our flavor solutions segment by $22.5 million, or 56.4%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase in segment operating income was driven by the acquisition of RB Foods, together with CCI-led cost savings and a shift in the segment’s sales to higher margin products. On a constant currency basis, segment operating income for our flavor solutions segment rose by 52.5% in the first quarter of 2018, in comparison to the same period in 2017. Segment operating margin for our flavor solutions segment rose by 320 basis points to 13.0% in the first quarter of 2018. This basis point improvement was driven by a higher gross profit margin. That gross profit margin improvement includes the accretive impact attributable to acquisitions as well as expansion in our core business.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts:

	February 28, 2018	February 28, 2017	November 30, 2017
Notional value	$417.1	$395.8	$405.9
Unrealized net gain (loss)	6.2	(5.0)	8.0
The outstanding notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	February 28, 2018	February 28, 2017	November 30, 2017
Notional value	$100.0	$175.0	$100.0
Unrealized net loss	(5.7)	(2.1)	(2.5)
The change in fair values of our interest raw swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are pepper, dairy products, garlic, vanilla, capsicums (red peppers and paprika), onion, wheat flour and rice. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of February 28, 2018, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2017.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income taxes, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges–Special charges consist of expenses associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Flavor Solutions Segment and McCormick International; President, Global Consumer Segment and Americas; Senior Vice President, Human Relations; and Senior Vice President, Strategy and Global Enablement. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.

•
Transaction and integration costs associated with the RB Foods acquisition–We exclude certain costs associated with our acquisition of RB Foods in August 2017 and its subsequent integration into the company. Such costs, which we refer to as “Transaction and integration costs”, include the cost of goods sold impact of the acquisition date fair value adjustment for inventory, transaction costs associated with the acquisition, integration costs following the acquisition, and the bridge financing costs. In our income statement, we include the impact of the fair value adjustment for inventory in cost of goods sold, the bridge financing cost in other debt costs, and present all other transaction and integration costs associated with the RB Foods acquisition separately. The size of this acquisition and related costs, and therefore the impact on the comparability of our results, distinguishes it from our past, recent and smaller acquisitions, the costs of which have not been excluded from our non-GAAP financial measures.

•
Income taxes associated with the U.S. Tax Act–In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net income tax benefit of $297.9 million during the first quarter of 2018, which includes the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries.

Details with respect to the composition of special charges, transaction and integration expenses, other debt costs and income taxes associated with the U.S. Tax Act recorded for the periods and in the amounts set forth below are included in notes 2, 3 and 9 of the accompanying financial statements and in the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2017	For the three months ended		Estimated for the year ending November 30, 2018
		February 28, 2018	February 28, 2017
Operating income	$702.4	$183.7	$134.2
Impact of transaction and integration expenses (1)	61.7	8.7	—
Impact of special charges	22.2	2.2	3.6
Adjusted operating income	$786.3	$194.6	$137.8
Adjusted operating income margin (2)	16.3%	15.7%	13.2%

Income tax expense (benefit)	$151.3	$(271.1)	$33.3
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	297.9	—
Impact of transaction and integration expenses (1)	23.6	1.8	—
Impact of special charges	6.4	0.6	1.1
Adjusted income tax expense	$181.3	$29.2	$34.4
Adjusted income tax rate (4)	26.7%	18.9%	27.9%

Net income	$477.4	$422.6	$93.5
Impact of transaction and integration expenses (1)	53.5	6.9	—
Impact of special charges	15.8	1.6	2.5
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	(297.9)	—
Adjusted net income	$546.7	$133.2	$96.0

Earnings per share – diluted	$3.72	$3.18	$0.74	$6.85 to $6.95
Impact of transaction and integration expenses (1)	0.42	0.05	—	0.13
Impact of total special charges	0.12	0.01	0.02	0.11
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	(2.24)	—	(2.24)
Adjusted earnings per share – diluted	$4.26	$1.00	$0.76	$4.85 to $4.95

(1)
As more fully described in note 2 to our accompanying financial statements and our financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the year ended November 30, 2017 and for the three months ended February 28, 2018 (in millions):

		For the year ended November 30, 2017	For the three months ended February 28, 2018
	Transaction and integration expenses included in cost of goods sold	$20.9	$—
	Reflected in transaction and integration expenses	40.8	8.7
	Transaction and integration expenses included in operating income	61.7	8.7
	Transaction and integration expenses included in other debt costs	15.4	—
	Total pre-tax transaction and integration expenses	77.1	8.7
	Less: Tax effect	(23.6)	(1.8)
	Total after-tax transaction and integration expenses	$53.5	$6.9

(2)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(3)
The non-recurring income tax benefit, net, associated with the U.S. Tax Act of $297.9 million is more fully described in note 9 of the accompanying financial statements. While based upon estimates and judgments that we believe to be reasonable, this net tax benefit related to the U.S. Tax Act is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed.

(4)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges, or $154.3 million and $123.4 million for the three months ended February 28, 2018 and 2017, respectively, and $678.7 million for the year ended November 30, 2017.

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

Constant currency growth rates follow:

	Three Months Ended February 28, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	22.2%	0.5%	21.7%
EMEA	14.0%	12.9%	1.1%
Asia/Pacific	12.1%	6.0%	6.1%
Total Consumer	18.6%	4.2%	14.4%
Flavor Solutions segment:
Americas	18.9%	1.3%	17.6%
EMEA	21.6%	9.8%	11.8%
Asia/Pacific	10.7%	6.7%	4.0%
Total Flavor Solutions	18.4%	3.6%	14.8%
Total net sales	18.5%	3.9%	14.6%

Adjusted operating income:
Consumer segment	35.0%	3.0%	32.0%
Flavor Solutions segment	56.4%	3.9%	52.5%
Total adjusted operating income	41.2%	3.2%	38.0%
To present “constant currency” information for the fiscal year 2018 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2018 and are compared to the 2017 results, translated into U.S. dollars using the same 2018 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2017. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2017 or projected shares outstanding for fiscal year 2018, as appropriate.

Projection for Year Ending November 30, 2018
Percentage change in adjusted earnings per share	14% to 16%
Impact of foreign currency exchange	(1)%
Percentage change in adjusted earnings per share in constant currency	13% to 15%

In addition to the above non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually commencing on November 30, 2018. As of February 28, 2018, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve month periods ended February 28, 2018, February 28, 2017 and November 30, 2017:

	February 28, 2018	February 28, 2017	November 30, 2017
Net income	$806.5	$472.4	$477.4
Depreciation and amortization	133.5	110.6	125.2
Interest expense	123.0	56.6	95.7
Income tax expense	(153.1)	155.0	151.3
EBITDA	$909.9	$794.6	$849.6
Adjustments to EBITDA (1)(2)	124.4	38.8	117.5
Adjusted EBITDA	$1,034.3	$833.4	$967.1

Net debt (3)	$5,030.3	$1,642.4	$4,915.3

Leverage ratio (1)	4.9	2.0	5.1

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, stock-based compensation expense and, for the trailing twelve-month periods ended February 28, 2018 and November 30, 2017, transaction and integration costs (related to the RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of February 28, 2018, our leverage ratio under the terms of those agreements is 4.5.

(3)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements define net debt as the sum of short-term borrowings, current portion of long-term debt and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

Our long-term target for our leverage ratio is 1.5 to 1.8. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended February 28,
	2018	2017

Net cash (used in) provided by operating activities	$(20.5)	$44.3
Net cash used in investing activities	(35.2)	(152.7)
Net cash provided by financing activities	39.2	110.2
In the statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.

Operating Cash Flow—Net cash provided by (used in) operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the three months ended February 28, 2018 cash flow from operations decreased by $64.8 million from the same quarter of 2017. The decrease was mainly due to a higher use of cash associated with working capital and higher cash interest payments, both as they relate to the comparable 2017 period, more than offsetting the higher level of net income, exclusive of the non-cash income tax benefit related to the U.S. Tax Act. The higher level of cash interest payments in 2018, associated with the financing of our RB Foods acquisition, are more heavily weighted to our first and third fiscal quarters.
Investing Cash Flow—Investing activities used cash of $35.2 million and $152.7 million for the three months ended February 28, 2018 and 2017, respectively. That decrease was primarily attributable to the acquisition of the Giotti business that resulted in a $124.0 million use of cash in the 2017 period. During the first three months of 2018, capital expenditures increased by $1.7 million over the 2017 level to $31.3 million. Capital expenditures for fiscal year 2018 are expected to be approximately $200 million to support our planned growth.
Financing Cash Flow—Financing activities provided cash of $39.2 million for the first three months of 2018, as compared to cash inflow of $110.2 million for the corresponding period in 2017. The primary drivers behind this change are as follows.
In the first quarter of 2018 and 2017 our net borrowing activity provided cash of $110.2 million and $245.3 million, respectively. In 2018, we increased our short-term borrowings by $423.6 million During the first quarter of 2018, we paid off $250.0 million of 5.7% notes due December 15, 2017 and $68.8 million of our $1,500.0 million term loans issued in August 2017. During the three months ended February 28, 2018, we received proceeds of $16.9 million from exercised stock options compared to $8.2 million received in the corresponding 2017 period. We increased dividends paid to $68.2 million in the first quarter of 2018 compared to $58.9 million of dividends paid in the same period last year. Dividends paid in the first quarter of 2018 were declared on November 28, 2017.
The following table outlines the activity in our share repurchase program for the three months ended February 28, 2018 and 2017:

	2018	2017
Number of shares of common stock repurchased	0.2	0.9
Dollar amount	$16.8	$82.7
As of February 28, 2018, $173 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In conjunction with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program. The shares repurchased during the quarter ended February 28, 2018 were primarily funded with the proceeds from exercised stock options.
The following table presents our leverage ratio for the trailing twelve month periods ended February 28, 2018, February 28, 2017 and November 30, 2017:

	February 28, 2018	February 28, 2017	November 30, 2017
Leverage ratio	4.9	2.0	5.1

Our leverage ratio was 4.9 as of February 28, 2018 as compared to the ratios of 5.1 and 2.0 as of November 30, 2017 and February 28, 2017, respectively. The decrease in the ratio from 5.1 as of November 30, 2017 to 4.9 as of February 28, 2018 is principally due to an increase in our adjusted EBITDA that more than offset an increase in our outstanding debt.

The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of February 28, 2018, our leverage ratio under the terms of those agreements is 4.5.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 28, 2018, we temporarily used $34.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At February 28, 2017, we temporarily used $146.2 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2018 and February 28, 2017 were $574.2 million and $665.7 million, respectively. Total average debt outstanding for the three months ended February 28, 2018 and February 28, 2017 was $5,087.5 million and $1,720.7 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2018, the exchange rates for the British pound sterling, the Euro, the Australian dollar, the Canadian dollar, the Chinese renminbi and the Polish zloty were lower than at February 28, 2017 or November 30, 2017.
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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2018 of approximately $12.0 million, primarily for our international plans. In 2017, we contributed $18.7 million to our pension plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions, brand marketing support, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of the U.S. tax regulation passed in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

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
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2017. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2017 fiscal year end.

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

On August 17, 2017, we acquired RB Foods for $4.21 billion (see note 2 to the accompanying financial statements). In connection with the acquisition, we entered into a six-month transition services agreement under which the former parent of RB Foods agreed to continue to provide the acquired business with certain services, including accounting, human resources, warehousing and supply chain, and information technology services until the end of the agreement. During the first quarter of 2018, we transitioned all business-critical services to McCormick.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.A	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2017 to December 31, 2017	CS – 0	$—	—	$189 million
	CSNV – 0	$—	—
January 1, 2018 to January 31, 2018	CS – 17,541 (1)	$109.06	17,541	$187 million
	CSNV – 0	$—	—
February 1, 2018 to February 28, 2018	CS – 0	$—	—	$173 million
	CSNV – 144,000	$103.14	144,000
Total	CS – 17,541	$109.06	17,541	$173 million
	CSNV – 144,000	$103.14	144,000

(1)
On January 31, 2018, we purchased 17,541 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $109.06 represented the closing price of the common shares on January 31, 2018.

As of February 28, 2018, $173 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile. The shares repurchased during the quarter ended February 28, 2018 were primarily funded with the proceeds from exercised stock options.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2018, we issued 347,135 shares of CSNV in exchange for shares of CS and issued 705 shares of CS in exchange for shares of CSNV.

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

(iv)
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

(vi)
Form of 3.50% Notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.

(vii)
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

(ix)
Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(x)
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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2018, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

March 27, 2018	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 27, 2018	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller