Form 10-Q
period 2018-05-31
MCCORMICK & CO INC
filed 2018-06-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2018
Common Stock	9,986,107
Common Stock Non-Voting	121,280,906

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Net sales	$1,327.3	$1,114.3	$2,564.4	$2,158.0
Cost of goods sold	752.1	669.7	1,469.2	1,300.4
Gross profit	575.2	444.6	1,095.2	857.6
Selling, general and administrative expense	367.3	307.3	692.7	582.5
Transaction and integration expenses (related to RB Foods acquisition)	7.8	—	16.5	—
Special charges	8.4	4.7	10.6	8.3
Operating income	191.7	132.6	375.4	266.8
Interest expense	44.2	14.9	86.0	29.4
Other income, net	1.5	1.2	3.0	1.3
Income from consolidated operations before income taxes	149.0	118.9	292.4	238.7
Income tax expense (benefit)	33.1	27.3	(238.0)	60.6
Net income from consolidated operations	115.9	91.6	530.4	178.1
Income from unconsolidated operations	7.4	8.4	15.5	15.4
Net income	$123.3	$100.0	$545.9	$193.5
Earnings per share – basic	$0.94	$0.80	$4.16	$1.55
Average shares outstanding – basic	131.4	124.7	131.3	125.0
Earnings per share – diluted	$0.93	$0.79	$4.11	$1.53
Average shares outstanding – diluted	132.9	126.4	132.9	126.7
Cash dividends paid per share	$0.52	$0.47	$1.04	$0.94
Cash dividends declared per share	$0.52	$0.47	$0.52	$0.47
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Net income	$123.3	$100.0	$545.9	$193.5
Net income attributable to non-controlling interest	1.1	(0.3)	2.0	0.8
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including curtailment gains of $18.0 and $76.7 for the six months ended May 31, 2018 and 2017, respectively)	0.4	1.1	20.8	87.6
Currency translation adjustments	(86.9)	69.9	(25.2)	85.0
Change in derivative financial instruments	2.7	(6.9)	1.7	(9.5)
Deferred taxes	(0.3)	1.6	(5.3)	(28.0)
Comprehensive income	$40.3	$165.4	$539.9	$329.4

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2018	May 31, 2017	November 30, 2017
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$202.6	$130.0	$186.8
Trade accounts receivables, net	473.9	429.7	555.1
Inventories, net
Finished products	399.1	362.5	398.1
Raw materials and work-in-process	398.5	417.3	395.2
	797.6	779.8	793.3
Prepaid expenses and other current assets	90.1	86.4	81.8
Total current assets	1,564.2	1,425.9	1,617.0
Property, plant and equipment	2,054.6	1,719.4	1,865.9
Less: accumulated depreciation	(1,106.9)	(1,015.6)	(1,056.8)
Property, plant and equipment, net	947.7	703.8	809.1
Goodwill	4,577.2	1,894.8	4,490.1
Intangible assets, net	2,893.1	489.0	3,071.1
Investments and other assets	401.6	358.6	398.5
Total assets	$10,383.8	$4,872.1	$10,385.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$623.5	$656.2	$257.6
Current portion of long-term debt	75.5	250.6	325.6
Trade accounts payable	624.1	453.1	639.9
Other accrued liabilities	523.6	441.5	724.2
Total current liabilities	1,846.7	1,801.4	1,947.3
Long-term debt	4,456.2	804.3	4,443.9
Deferred taxes	659.9	126.4	1,094.5
Other long-term liabilities	380.7	330.6	329.2
Total liabilities	7,343.5	3,062.7	7,814.9
Shareholders’ Equity
Common stock	390.0	409.3	378.2
Common stock non-voting	1,315.3	693.9	1,294.7
Retained earnings	1,631.6	1,074.2	1,166.5
Accumulated other comprehensive loss	(308.4)	(379.3)	(279.5)
Non-controlling interests	11.8	11.3	11.0
Total shareholders’ equity	3,040.3	1,809.4	2,570.9
Total liabilities and shareholders’ equity	$10,383.8	$4,872.1	$10,385.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2018	2017
Operating activities
Net income	$545.9	$193.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	74.1	58.1
Stock-based compensation	16.1	14.4
Non-cash net income tax benefit (related to enactment of the U.S. Tax Act)	(297.9)	—
Fixed asset impairment charge	3.0	—
Income from unconsolidated operations	(15.5)	(15.4)
Changes in operating assets and liabilities, net of effect of businesses acquired	(103.4)	(85.1)
Dividends from unconsolidated affiliates	12.6	11.7
Net cash flow provided by operating activities	234.9	177.2
Investing activities
Acquisition of businesses (net of cash acquired)	(4.2)	(124.0)
Capital expenditures	(59.9)	(66.2)
Other investing activities	0.9	0.4
Net cash flow used in investing activities	(63.2)	(189.8)
Financing activities
Short-term borrowings, net	367.8	264.0
Long-term debt borrowings	13.5	—
Long-term debt repayments	(389.2)	(3.6)
Proceeds from exercised stock options	21.6	24.0
Taxes withheld and paid on employee stock awards	(6.7)	(5.4)
Purchase of minority interest	—	(1.2)
Common stock acquired by purchase	(32.1)	(135.8)
Dividends paid	(136.5)	(117.4)
Net cash flow (used in) provided by financing activities	(161.6)	24.6
Effect of exchange rate changes on cash and cash equivalents	5.7	(0.4)
Increase in cash and cash equivalents	15.8	11.6
Cash and cash equivalents at beginning of period	186.8	118.4
Cash and cash equivalents at end of period	$202.6	$130.0
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
The results of consolidated operations for the three- and six-month periods ended May 31, 2018 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons. In addition, net income for the six-month period ended May 31, 2018 reflects a significant non-recurring tax benefit as more fully described in note 9.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted in any interim period or fiscal year before the effective date for all entities. If the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet determined our date of adoption or the impact from adoption of this new accounting pronouncement on our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations, and, beginning in May 2018, to our new headquarters building; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
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
During the six months ended May 31, 2018, we revised the fair value estimate of the acquired intangible assets. The fair value estimate of those intangible assets was determined using income methodologies. Trademarks and customer relationships were valued at $2,320.0 million and $110.0 million, respectively. We valued trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables. The impact of revising the fair value estimate of the acquired intangible assets in the first half of 2018 increased goodwill and decreased deferred taxes by $104.6 million and $60.4 million, respectively.
We also recognized other preliminary purchase accounting adjustments during the six months ended May 31, 2018 that increased goodwill by $2.8 million.
The preliminary allocation, net of cash acquired, of the fair value of the RB Foods acquisition, which reflects adjustments to the preliminary allocation during the six months ended May 31, 2018, is summarized in the table below (in millions):

Trade accounts receivable	$36.9
Inventories	67.1
Property, plant and equipment	33.1
Goodwill	2,653.7
Intangible assets	2,430.0
Other assets	4.4
Trade accounts payable	(65.5)
Other accrued liabilities	(32.6)
Deferred taxes	(894.1)
Other long-term liabilities	(23.1)
Total	$4,209.9

The final allocation of the fair value of the RB Foods acquisition, including the allocation of goodwill to our reporting units, which are the consumer and flavor solutions segments, was not complete as of May 31, 2018, but will be finalized in the third quarter of 2018. The results of RB Foods’ operations have been included in our consumer and flavor solutions segments since its acquisition.
Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100 million, of which approximately $60 million represent transaction expenses and the remainder represent estimated integration expenses. We incurred $77.1 million of the anticipated transaction and integration expenses during the year ended November 30, 2017. Those costs consisted of the amortization of the acquisition-date fair value adjustment of inventories in the amount of $20.9 million that was included in cost of goods sold for 2017; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs of $15.4 million related to the Bridge financing commitment that was included in other debt costs for 2017. Of the total anticipated transaction and integration expenses, we expect to incur the balance in fiscal 2018 consisting of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. The following are the transaction and integration expenses that we have recorded for the three and six months ended May 31, 2018 related to the RB Foods acquisition (in millions):

	Three months ended May 31, 2018	Six months ended May 31, 2018
Transaction expenses	$—	$0.2
Integration expenses	7.8	16.3
Total	$7.8	$16.5
`
For the three and six months ended May 31, 2018, RB Foods added $144.0 million and $271.6 million, respectively, to our sales. The impact of RB Foods on our consolidated income before income taxes for the three and six months ended May 31, 2018 was not material, taking into account the effects of the transaction and integration expenses and financing costs.
The following unaudited pro forma information presents consolidated financial information as if RB Foods had been acquired at the beginning of fiscal 2016. Interest expense has been adjusted to reflect the debt issued to finance the acquisition as though that debt had been outstanding at December 1, 2015. The pro forma results reflect amortization expense of approximately $4.0 million, relating to definite lived intangible assets recorded based upon preliminary third-party valuations. The pro forma results for the six months ended May 31, 2017 do not include certain transaction and integration costs, amortization of the acquisition-date fair value adjustment of inventories and costs associated with the Bridge financing commitment, since all of these costs would be reflected in the fiscal year ended November 30, 2016, assuming that the acquisition had occurred as of December 1, 2015. The pro forma adjustments previously noted have been adjusted for the applicable income tax impact. Basic and diluted shares outstanding have been adjusted to reflect the issuance of 6.35 million shares of our common stock non-voting to partially finance the acquisition.

(in millions, except per share data)	Six months ended May 31, 2017
Net sales	$2,433.4
Net income	208.9
Earnings per share – basic	$1.59
Earnings per share – diluted	$1.57
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
Giotti Acquisition
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $123.8 million (net of cash acquired of $1.2 million), including the effect of a $0.2 million favorable net working capital adjustment recorded in the fourth quarter of 2017. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's flavor solutions segment, including additional expertise in flavoring health and nutrition products. Giotti has been included in our flavor solutions segment since its acquisition. During the six months ended May 31, 2017, we recorded $2.1 million in transaction-related expenses associated with this acquisition; those expenses are included in selling, general and administrative expense in our consolidated income statement.

Proforma financial information for the acquisition of Giotti has not been presented because the incremental financial impact is not material.

3.	SPECIAL CHARGES

In our consolidated income statement, we include a separate line item captioned “Special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. In 2018, we also included in special charges, as approved by our Management Committee, expense associated with a one-time payment, made to eligible U.S. hourly employees, to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and as more fully described in note 9.

The following is a summary of special charges recognized in the three and six months ended May 31, 2018 and 2017 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Employee severance benefits and related costs	$0.7	$—	$1.1	$1.7
Other costs	7.7	4.7	9.5	6.6
Total	$8.4	$4.7	$10.6	$8.3

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In 2017, our Management Committee approved a three-year initiative during which we expect to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as Global Enablement (GE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

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

During the three months ended May 31, 2018, we recorded $8.4 million of special charges, consisting primarily of: (i) $5.5 million related to our GE initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and more fully described in note 9; and (iii) $0.6 million related to employee severance benefits and other costs directly associated with the relocation of our of our Chinese manufacturing facilities. Of the $5.5 million in special charges recognized in the second quarter of 2018 related to our GE initiative, $2.5 million related to third party expenses and $3.0 million represented a non-cash asset impairment charge. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

During the six months ended May 31, 2018, we recorded $10.6 million of special charges, consisting primarily of: (i) $6.7 million related to our GE initiative, consisting of $3.7 million of third party expenses and the non-cash asset impairment charge of $3.0 million previously described, (ii) a one-time payment, in the aggregate amount of $2.2 million described earlier made to certain U.S. hourly employees associated with the enactment of the U.S Tax Act; (iii) $0.8 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

During the three months ended May 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $4.5 million related to third party expenses incurred associated with our GE initiative and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our Europe, Middle East and Africa (EMEA) region. These charges were partially offset by a $0.7 million net credit recorded in the second quarter related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

During the six months ended May 31, 2017, we recorded $8.3 million of special charges, consisting primarily of $5.5 million related to third party expenses incurred associated with our GE initiative, $1.9 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region, and $0.4 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand. These charges were partially offset by a $0.4 million net credit recorded during the six months ended May 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

Of the $10.6 million in special charges recognized during the six months ended May 31, 2018, approximately $3.6 million were paid in cash and $3.0 million represented a non-cash asset impairment charge, with the remaining accrual expect to be paid in the second half of 2018.

In addition to the amounts recognized in the first six months of 2018, we expect to incur additional special charges during the remainder of 2018. We expect total special charges in 2018 of $18.5 million, consisting of: (i) approximately $13.0 million associated with our GE initiative, including $3.0 million of non-cash asset impairment charges, together with third party expenses and employee severance benefits; (ii) the one-time payment, in the aggregate amount of $2.2 million, previously described made to certain U.S. hourly employees associated with enactment of the U.S. Tax Act; and (iii) the remaining $3.3 million comprised of employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, ongoing EMEA reorganization plans, and the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

The following is a breakdown by business segments of special charges for the three and six months ended May 31, 2018 and 2017 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Consumer segment	$5.4	$3.0	$6.4	$5.5
Flavor solutions segment	3.0	1.7	4.2	2.8
Total special charges	$8.4	$4.7	$10.6	$8.3

All remaining balances associated with our special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

4.	GOODWILL
The changes in the carrying amount of goodwill by business segment for the six months ended May 31, 2018 and 2017 were as follows (in millions):

	2018		2017
	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,385.4	$1,104.7	$1,608.3	$163.1
Changes in preliminary purchase price allocation	71.7	35.7	(7.7)	—
Increases in goodwill from acquisitions	—	—	—	74.9
Foreign currency fluctuations	(17.7)	(2.6)	49.1	7.1
Balance as of end of period	$3,439.4	$1,137.8	$1,649.7	$245.1
As more fully described in Note 2, during the six months ended May 31, 2018, we have made changes in the preliminary allocation of the purchase price of the RB Foods acquisition which resulted in a change in goodwill of $71.7 million in the consumer segment and $35.7 million in the flavor solutions segment. During the six months ended May 31, 2017, a preliminary valuation of the acquired net assets of Giotti in December 2016 resulted in the allocation of $74.9 million of goodwill to the flavor solutions segment.

5.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

In December 2017, we repaid our $250 million, 5.75% notes that matured on December 15, 2017. During the six months ended May 31, 2018, we repaid $100 million of the three-year term loan due August 17, 2020 and we repaid $37.5 million of the five-year term loan due August 17, 2022, which has required quarterly principal installments.

We expect to consolidate our Corporate staff and certain non-manufacturing U.S. employees, currently housed in four locations in the Hunt Valley, Maryland area, to the new headquarters building later this year. In July 2016, we entered into a 15-year lease for that headquarters building. The lease requires monthly lease payments of approximately $0.9 million beginning in the first quarter of 2019. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. Upon commencement of fit-out in the second quarter of 2018 we obtained access to the building, which resulted in the lease commencement date for accounting purposes. We have recognized this lease as a capital lease, with the leased asset of $137.9 million included in property, plant and equipment, net, and the lease obligation in the amount of $138.8 million included in long-term debt as of May 31, 2018. During the three months ended May 31, 2018, we recognized amortization expense of $0.9 million related to the leased asset.

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

We are potentially exposed to foreign currency fluctuations affecting net investments, transactions and earnings denominated in foreign currencies. We selectively hedge the potential effect of these foreign currency fluctuations by entering into foreign currency exchange contracts. As of May 31, 2018, the maximum time frame for our foreign exchange forward contracts is 12 months.

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. From time to time, we enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At May 31, 2018, the notional value of these contracts was $361.7 million. During the three months ended May 31, 2018 and 2017, we recognized (losses) gains of $(0.4) million and $5.0 million, respectively, on the change in fair value of these contracts and gains (losses) of $0.2 million and $(5.4) million, respectively, on the change in the currency component of the underlying loans. During the six months ended May 31, 2018 and 2017, we recognized (losses) gains of $(2.6) million and $2.3 million, respectively, on the change in fair value of these contracts and gains (losses) of $2.2 million and $(2.9) million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and achieve a desired mix of variable and fixed rate debt. As of May 31, 2018, we have $100 million notional value of interest rate swap contracts outstanding which expire in November 2025. We receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. Any realized gain or loss on these swaps was offset by a corresponding increase or decrease of the value of the hedged debt. Hedge ineffectiveness was not material.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$5.8
Foreign exchange contracts	Other current assets	297.7	5.8	Other accrued liabilities	155.2	5.2
Total			$5.8			$11.0

As of May 31, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$250.0	$3.7
Foreign exchange contracts	Other current assets	193.9	3.2	Other accrued liabilities	160.7	3.2
Total			$3.2			$6.9

As of November 30, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$2.5
Foreign exchange contracts	Other current assets	326.3	12.7	Other accrued liabilities	79.6	4.7
Total			$12.7			$7.2

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and six-month periods ended May 31, 2018 and 2017 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2018	Three months ended May 31, 2017	Six months ended May 31, 2018	Six months ended May 31, 2017
Interest rate contracts	Interest expense	$0.1	$0.2	$0.2	$0.5

Three months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2018	2017	Hedged item		2018	2017
Foreign exchange contracts	Other income, net	$(0.4)	$5.0	Intercompany loans	Other income, net	$0.2	$(5.4)

Six months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2018	2017	Hedged item		2018	2017
Foreign exchange contracts	Other income, net	$(2.6)	$2.3	Intercompany loans	Other income, net	$2.2	$(2.9)

Cash Flow Hedges
Three months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2018	2017		2018	2017
Interest rate contracts	$—	$(3.0)	Interest expense	$0.1	$—
Foreign exchange contracts	2.0	(1.4)	Cost of goods sold	(1.6)	0.7
Total	$2.0	$(4.4)		$(1.5)	$0.7

Six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2018	2017		2018	2017
Interest rate contracts	$—	$(3.2)	Interest expense	$0.2	$(0.1)
Foreign exchange contracts	0.8	(1.8)	Cost of goods sold	(2.7)	1.8
Total	$0.8	$(5.0)		$(2.5)	$1.7
For all derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $0.5 million as a decrease to earnings. The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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
At May 31, 2018, May 31, 2017 and November 30, 2017, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$202.6	$202.6	$—
Insurance contracts	120.3	—	120.3
Bonds and other long-term investments	4.3	4.3	—
Foreign currency derivatives	5.8	—	5.8
Total	$333.0	$206.9	$126.1
Liabilities
Foreign currency derivatives	$5.2	$—	$5.2
Interest rate derivatives	5.8	—	5.8
Total	$11.0	$—	$11.0

		May 31, 2017
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$130.0	$130.0	$—
Insurance contracts	113.0	—	113.0
Bonds and other long-term investments	9.2	9.2	—
Foreign currency derivatives	3.2	—	3.2
Total	$255.4	$139.2	$116.2
Liabilities
Foreign currency derivatives	$3.2	$—	$3.2
Interest rate derivatives	2.4	—	2.4
Total	$5.6	$—	$5.6

		November 30, 2017
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$186.8	$186.8	$—
Insurance contracts	119.5	—	119.5
Bonds and other long-term investments	7.5	7.5	—
Foreign currency derivatives	12.7	—	12.7
Total	$326.5	$194.3	$132.2
Liabilities
Foreign currency derivatives	$4.7	$—	$4.7
Interest rate derivatives	2.5	—	2.5
Total	$7.2	$—	$7.2
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
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at May 31, 2018, May 31, 2017 and November 30, 2017 (in millions):

	May 31, 2018	May 31, 2017	November 30, 2017
Carrying amount	$4,531.7	$1,054.9	$4,769.5
Fair value	4,470.9	1,116.3	4,858.5
At May 31, 2018, the fair value of long-term debt includes $3,207.0 million and $1,263.9 million determined using Level 1 and Level 2 valuation techniques, respectively. At November 30, 2017, the fair value of long-term debt includes $3,615.2 million and $1,243.3 million determined using Level 1 and Level 2 valuation techniques, respectively. The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments. At May 31, 2017, the fair value of long-term debt was determined using Level 1 valuation techniques.

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

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and: (i) in fiscal year 2018, we reduced the Canadian plan benefit obligations by $17.5 million; and (ii) in fiscal year 2017, we reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $17.5 million and $77.7 million for the six months ended May 31, 2018 and 2017, respectively. These net actuarial gains consist principally of curtailment gains of $18.0 million and $76.7 million, and are included in our Consolidated Statement of Comprehensive Income for the six months ended May 31, 2018 and 2017, respectively, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the six months ended May 31, 2018 and 2017, are also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension expense of the defined benefit plans for the three months ended May 31, 2018 and 2017 (in millions):

	United States		International
	2018	2017	2018	2017
Defined benefit plans
Service cost	$4.3	$3.4	$1.1	$1.3
Interest costs	7.9	7.7	2.3	2.5
Expected return on plan assets	(10.8)	(10.3)	(4.2)	(3.7)
Amortization of prior service costs	—	—	—	0.1
Amortization of net actuarial losses	2.5	1.3	0.7	1.0
Total pension expense	$3.9	$2.1	$(0.1)	$1.2

The following table presents the components of our pension expense of the defined benefit plans for the six months ended May 31, 2018 and 2017 (in millions):

	United States		International
	2018	2017	2018	2017
Defined benefit plans
Service cost	$8.7	$7.3	$2.2	$2.8
Interest costs	15.8	15.7	4.7	5.0
Expected return on plan assets	(21.6)	(20.5)	(8.4)	(7.4)
Amortization of prior service costs	—	—	0.5	0.6
Amortization of net actuarial losses	5.0	3.2	1.4	2.0
Total pension expense	$7.9	$5.7	$0.4	$3.0

During the six months ended May 31, 2018 and 2017, we contributed $7.7 million and $8.5 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2017 were $18.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Other postretirement benefits
Service cost	$0.6	$0.7	$1.2	$1.4
Interest costs	0.6	0.9	1.2	1.8
Amortization of prior service credits	(2.1)	—	(4.3)	—
Amortization of gains	—	(0.1)	—	(0.1)
Total other postretirement benefits expense	$(0.9)	$1.5	$(1.9)	$3.1

The reduction in other postretirement benefits expense for the three and six months ended May 31, 2018 is primarily attributable to plan amendments that were approved by our Management Committee on August 23, 2017 and are more fully described in note 10 of the financial statements in our Annual Report on Form 10-K for the year ended November 30, 2017.

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
Stock-based compensation expense	$11.8	$10.3	$16.1	$14.4
Our 2018 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2017 annual grant. The weighted-average grant-date fair value of an option granted in 2018 was $20.30 and in 2017 was $17.61 as calculated under a lattice pricing model. Substantially all of the options granted vest ratably over a three-year period or upon retirement. The fair values of option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2018	2017
Risk-free interest rates	1.7 - 2.9%	0.9 - 2.4%
Dividend yield	2.0%	1.9%
Expected volatility	18.4%	18.7%
Expected lives (in years)	7.6	7.6
The following is a summary of our stock option activity for the six months ended May 31, 2018 and 2017:

	2018		2017
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$71.91	4.9	$66.00
Granted	0.4	105.95	0.6	98.07
Exercised	(0.4)	56.36	(0.5)	49.64
Outstanding at end of the period	4.8	$75.77	5.0	$71.36
Exercisable at end of the period	3.9	$69.94	3.9	$64.79
As of May 31, 2018, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $123.5 million and for options currently exercisable was $122.3 million. The total intrinsic value of all options exercised during the six months ended May 31, 2018 and 2017 was $18.8 million and $24.4 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2018 and 2017:

	2018		2017
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	267	$86.47	267	$80.08
Granted	190	101.03	130	94.66
Vested	(117)	88.35	(118)	80.62
Forfeited	(5)	94.86	(10)	89.83
Outstanding at end of period	335	$93.94	269	$86.54

The following is a summary of our LTPP activity for the six months ended May 31, 2018 and 2017:

	2018		2017
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	220	$84.31	201	$78.10
Granted	86	101.90	78	89.96
Vested	(59)	74.02	(43)	69.04
Outstanding at end of period	247	$92.91	236	$83.63

9.	INCOME TAXES
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
Beginning on January 1, 2018, the U.S. Tax Act lowers the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate, that was recognized in the first quarter of fiscal 2018, has reduced our net U.S. deferred income tax liability by $376.5 million and is reflected as a reduction in our income tax expense in our results for the six months ended May 31, 2018.
The U.S. Tax Act imposes a one-time transition tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate this tax to be $78.6 million, including related additional foreign withholding taxes of $6.3 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that are no longer considered indefinitely reinvested, which we have recognized as a component of our income tax expense for the six months ended May 31, 2018. As we are not a calendar year-end company, certain elements of the transition tax cannot be finalized until the completion of our U.S. tax year ending November 30, 2018. The cash tax effects of this transition tax in the amount of $72.3 million can be remitted in installments over an eight-year period and we intend to do so. In addition to the previously described repatriation tax of $78.6 million, if an actual cash repatriation of the underlying earnings of non-U.S. affiliates occurs we could also be subject to additional foreign withholding taxes and an additional U.S. tax (generally associated with the tax on foreign exchange gains or losses).
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740 Income Taxes. While based upon estimates and judgments that we believe to be reasonable, the $297.9 million net benefit recognized in the first quarter of 2018 related to the U.S. Tax Act, as described above, is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed. During the three months ended May 31, 2018, there was no change to the $297.9 million provisional net benefit recognized in the first quarter of 2018.
Income taxes for the three months ended May 31, 2018 included $2.4 million of discrete tax benefits consisting of the following: (i) $1.1 million of excess tax benefits associated with share-based compensation, and (ii) $1.3 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-US jurisdictions. Income taxes for the six months ended May 31, 2018 included $305.4 million of discrete tax benefits consisting of the following: (i) the $297.9 million net benefit associated with the U.S. Tax Act, previously described, (ii) $4.5 million of excess tax benefits associated with share-based compensation, and (iii) $3.5 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-US jurisdictions, offset by a $0.5 million net detriment related to the revaluation of deferred tax assets related to legislation enacted in a non-US jurisdiction in our first quarter.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and six months ended May 31, 2018.

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

As of May 31, 2018, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Average shares outstanding – basic	131.4	124.7	131.3	125.0
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.5	1.7	1.6	1.7
Average shares outstanding – diluted	132.9	126.4	132.9	126.7

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2018 and 2017 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Anti-dilutive securities	0.5	0.4	0.4	0.9
The following table sets forth the common stock activity for the three and six months ended May 31, 2018 and 2017 (in millions):

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.2	0.4	0.5	0.6
Shares repurchased under the stock repurchase program	0.1	0.5	0.3	1.4
As of May 31, 2018, $157 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	May 31, 2018	May 31, 2017	November 30, 2017
Foreign currency translation adjustment	$(149.7)	$(214.4)	$(124.4)
Unrealized (loss) gain on foreign currency exchange contracts	(1.9)	(0.7)	(3.6)
Fair value of interest rate swaps (excluding settled interest rate swaps)	—	(1.9)	—
Unamortized value of settled interest rate swaps	0.8	2.4	0.8
Pension and other postretirement costs	(157.6)	(164.7)	(152.3)
Accumulated other comprehensive loss	$(308.4)	$(379.3)	$(279.5)

In conjunction with the adoption of ASU No. 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $20.9 million of other comprehensive income, primarily associated with pension and other postretirement plans, from accumulated other comprehensive income to retained earnings.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and six months ended May 31, 2018 and 2017 (in millions):

	Three months ended		Six months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$—	$(0.2)	$0.1	Interest expense
Foreign exchange contracts	1.6	(0.7)	2.7	(1.8)	Cost of goods sold
Total before tax	1.5	(0.7)	2.5	(1.7)
Tax effect	(0.3)	0.2	(0.5)	0.5	Income taxes
Net, after tax	$1.2	$(0.5)	$2.0	$(1.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(2.1)	$0.1	$(3.8)	$0.6	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	3.2	2.2	6.4	5.1	SG&A expense/ Cost of goods sold
Total before tax	1.1	2.3	2.6	5.7
Tax effect	(0.3)	(0.8)	(0.6)	(2.0)	Income taxes
Net, after tax	$0.8	$1.5	$2.0	$3.7

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2018
Net sales	$785.4	$541.9	$1,327.3
Operating income excluding special charges and transaction and integration expenses	131.1	76.8	207.9
Income from unconsolidated operations	6.0	1.4	7.4

Three months ended May 31, 2017
Net sales	$656.4	$457.9	$1,114.3
Operating income excluding special charges	91.3	46.0	137.3
Income from unconsolidated operations	6.7	1.7	8.4

Six months ended May 31, 2018
Net sales	$1,542.8	$1,021.6	$2,564.4
Operating income excluding special charges and transaction and integration expenses	263.3	139.2	402.5
Income from unconsolidated operations	13.1	2.4	15.5

Six months ended May 31, 2017
Net sales	$1,295.0	$863.0	$2,158.0
Operating income excluding special charges	189.2	85.9	275.1
Income from unconsolidated operations	13.2	2.2	15.4

A reconciliation of operating income excluding special charges and, for the three and six months ended May 31, 2018, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2018
Operating income excluding special charges and transaction and integration expenses	$131.1	$76.8	$207.9
Less: Special charges	5.4	3.0	8.4
Less: Transaction and integration expenses	5.2	2.6	7.8
Operating income	$120.5	$71.2	$191.7

Three months ended May 31, 2017
Operating income excluding special charges	$91.3	$46.0	$137.3
Less: Special charges	3.0	1.7	4.7
Operating income	$88.3	$44.3	$132.6

Six months ended May 31, 2018
Operating income excluding special charges and transaction and integration expenses	$263.3	$139.2	$402.5
Less: Special charges	6.4	4.2	10.6
Less: Transaction and integration expenses	11.0	5.5	16.5
Operating income	$245.9	$129.5	$375.4

Six months ended May 31, 2017
Operating income excluding special charges	$189.2	85.9	$275.1
Less: Special charges	5.5	2.8	8.3
Operating income	$183.7	83.1	266.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $815.3 million in 2017, an increase from $658.1 million in 2016. We have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. In 2017, that return of cash to shareholders was $375.4 million and our Board declared the 32nd consecutive annual increase in our quarterly dividend. Due to our increased level of indebtedness related to the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we may from time-to-time repurchase shares, primarily funded by the proceeds from stock option exercises. On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
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
In 2018, we expect adjusted gross profit margin to be approximately 175 to 225 basis points higher than 2017, due to the effects of favorable business mix and CCI-led cost savings. We expect approximately 25 basis points of that gross margin favorability to be offset by higher freight costs, which we classify in selling, general and administrative expense, than we incurred in 2017.
Led by CCI, we expect to reach cost savings of at least $105 million in 2018, with a large portion impacting our cost of goods sold.
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

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net sales	$1,327.3	$1,114.3	$2,564.4	$2,158.0
Percent increase	19.1%	4.8%	18.8%	3.1%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	2.5%	2.0%	1.9%	0.5%
Pricing actions	0.2%	2.5%	0.5%	2.3%
Acquisitions	12.9%	2.7%	12.7%	2.7%
Foreign exchange	3.5%	(2.4)%	3.7%	(2.4)%
Gross profit	$575.2	$444.6	$1,095.2	$857.6
Gross profit margin	43.3%	39.9%	42.7%	39.7%
Sales for the second quarter of 2018 increased by 19.1% from the prior year level and by 15.6% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Sales in the second quarter of 2018 increased in both our consumer and flavor solutions segments. The incremental impact of the RB Foods acquisition, completed in August 2017, added 12.9% to sales. In addition, pricing actions added 0.2% to sales and favorable volume and product mix increased sales by 2.5%. Both our consumer and flavor solutions segments experienced increases in volume and product mix. Sales were impacted by favorable foreign currency rates that added 3.5% to sales compared to the year-ago quarter and is excluded from our measure of sales growth of 15.6% on a constant currency basis.

Sales for the six months ended May 31, 2018 increased by 18.8% from the prior year level and by 15.1% on a constant currency basis. For the six months ended May 31, 2018, sales increased over the prior year in both our consumer and flavor solutions segments. The incremental impact of acquisitions added 12.7%, primarily driven by the RB Foods acquisition, pricing actions added 0.5% to sales and favorable volume and product mix increased sales by 1.9%. Sales were impacted by favorable foreign currency rates that added 3.7% to sales compared to the same period in 2017 and is excluded from our measure of sales growth of 15.1% on a constant currency basis.
Gross profit for the second quarter of 2018 increased by $130.6 million, or 29.4%, over the comparable period in 2017. Gross profit for the six months ended May 31, 2018 increased by $237.6 million, or 27.7% over the comparable period in 2017. Our gross profit margins for the three and six months ended May 31, 2018 were 43.3% and 42.7%, respectively, an increase of 340 basis points and 300 basis points, respectively, from the same periods in 2017. While the expansion in our gross profit margin for both the quarter and year-to-date periods includes an accretive impact from our acquisition of the RB Foods' business, our core business was also a driver of that expansion as CCI-led cost savings and the shift in our core product portfolio to more value-added products continue to drive profit expansion across both our segments.

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Selling, general & administrative expense (SG&A)	$367.3	$307.3	$692.7	$582.5
Percent of net sales	27.7%	27.6%	27.0%	27.0%

SG&A increased by $60.0 million in the second quarter of 2018 compared to the 2017 level, primarily as a result of the incremental SG&A associated with our RB Foods acquisition, coupled with, for our base business, higher distribution costs, including freight, net of CCI-led cost savings. SG&A as a percent of net sales increased by 10 basis points from the year-ago quarter to 27.7% in the second quarter of 2018 due to: (i) a $1.6 million gain realized in the second quarter of 2017 on our early settlement of a contingent consideration liability related to the Drogheria and Alimentari acquisition; (ii) higher distribution costs, including freight, during the second quarter of 2018; (iii) partially offset by the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in the second quarter of 2018.

SG&A increased by $110.2 million in the six months ended May 31, 2018 compared to the 2017 level, primarily as a result of the incremental SG&A associated with our acquisition of RB Foods, coupled with, for our base business, higher distribution costs, including freight increases due to constrained carrier capacity in the U.S., net of CCI-led cost savings. SG&A as a percent of net sales for the six months ended May 31, 2018 was 27.0%, or flat to the comparable 2017 period.

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Total special charges	$8.4	$4.7	$10.6	$8.3

During the three months ended May 31, 2018, we recorded $8.4 million of special charges, consisting primarily of: (i) $5.5 million related to our GE initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and more fully described in note 9; and (iii) $0.6 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities. Of the $5.5 million in special charges recognized in the second quarter of 2018 related to our GE initiative, $2.5 million related to third party expenses and $3.0 million represented a non-cash asset impairment charge. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

During the six months ended May 31, 2018, we recorded $10.6 million of special charges, consisting primarily of: (i) $6.7 million related to our GE initiative, consisting of $3.7 million of third party expenses and the non-cash asset impairment charge of $3.0 million previously described; (ii) the one-time payment, in the aggregate amount of $2.2 million, described above made to certain U.S. hourly employees associated with enactment of the U.S. Tax Act; (iii) $0.8 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

During the three months ended May 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $4.5 million related to third party expenses incurred associated with our evaluation of changes to our global processes, capabilities and operating model and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.7 million net credit recorded in the second quarter related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

During the six months ended May 31, 2017, we recorded $8.3 million of special charges, consisting primarily of $5.5 million related to third party expenses incurred associated with our evaluation of changes to our global processes, capabilities and operating model; $1.9 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, and $0.5 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.4 million net credit recorded during the six months ended May 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Transaction and integration expenses	$7.8	$—	$16.5	$—

Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $23 million in 2018. These costs primarily consist of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. In the three- and six-month periods ended May 31, 2018 we incurred transaction and integration expenses of $7.8 million and $16.5 million, respectively, and expect to incur the remainder during the balance of fiscal 2018.

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Interest expense	$44.2	$14.9	$86.0	$29.4
Other income, net	1.5	1.2	3.0	1.3

Interest expense was higher in the three and six months ended May 31, 2018, compared to the same periods of the prior year, due primarily to an increase in average total borrowings related to the incurrence of $3.7 billion in debt in August 2017 to finance our acquisition of RB Foods. Other income, net for the three and six months ended May 31, 2018 increased $0.3 million and $1.7 million, respectively, from the 2017 level. An increase in interest income in the second quarter of 2018 was partially offset by higher non-operating foreign currency transaction losses, both as compared to the second quarter of 2017. The increase in other income, net for the six months ended May 31, 2018 was comprised of higher interest income combined with lower non-operating foreign currency transaction losses recognized in 2018, both as compared to the 2017 period.

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Income from consolidated operations before income taxes	$149.0	$118.9	$292.4	$238.7
Income tax expense (benefit)	33.1	27.3	(238.0)	60.6
Effective tax rate	22.2%	23.0%	(81.4)%	25.4%
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

Income tax expense for the quarter ended May 31, 2018 included net discrete tax benefits of $2.4 million. See note 9 of the accompanying financial statements for a further description of these discrete items.
Discrete items totaling $305.3 million for the six months ended May 31, 2018 include the impact of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in December 2017. The U.S. Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in calendar year 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740, Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. As a result, we recorded a net benefit of $297.9 million during the first quarter of 2018. This amount includes the $376.5 million benefit from the revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate offset in part by an estimated tax charge of $78.6 million (comprised of the mandated U.S. transition taxes and foreign withholding taxes on certain prior year earnings of foreign subsidiaries that we plan to return to the U.S. in 2018).
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
The decrease in our effective tax rate for the three months ended May 31, 2018 as compared to the corresponding 2017 period is due to a lower effective tax rate as a result of the U.S. Tax Act, which more than offset the lower level of discrete tax benefits in the 2018 period. The decrease in our effective tax rate for the first six months of 2018 as compared to the year-ago period is due to the impact of the tax effects associated with the U.S. Tax Act as described above and other higher discrete tax benefits. See note 9 of the accompanying financial statements for a further description of these discrete items. In 2018 and 2017, these other discrete items include excess tax benefits associated with share-based payments to employees and to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-US jurisdictions.
Income tax expense for the three and six months ended May 31, 2017 included net discrete tax benefits of $8.3 million and $10.7 million, respectively (including $7.0 million and $8.6 million, respectively, of excess tax benefits associated with share-based payments to employees).

Absent additional discrete items for the remainder of the year, we expect our annual effective tax rate, excluding the transition tax and the revaluation of our deferred tax assets and liabilities related to the enactment of the U.S. Tax Act as described above, will approximate 23% for 2018.

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Income from unconsolidated operations	$7.4	$8.4	$15.5	$15.4
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, decreased by $1.0 million for the three months ended May 31, 2018, as compared to the year-ago period. That reduction was primarily attributable to the impact of eliminating earnings associated with our minority interests in the 2018 quarter as compared to a loss in the 2017 quarter. For the six months ended May 31, 2018, income from unconsolidated operations increased by $0.1 million, as increases in earnings at our unconsolidated affiliates were largely offset by the impact of eliminating higher earnings of our non-controlling interests. The increase in earnings attributable to non-controlling interests in the three- and six-month periods ended May 31, 2018 as compared to the corresponding 2017 periods were primarily due to higher earnings of McCormick Kutas, our consolidated joint venture based in Turkey.
The following table outlines the major components of the change in diluted earnings per share from 2017 to 2018:

	Three months ended May 31,	Six months ended May 31,
2017 Earnings per share – diluted	$0.79	$1.53
Increase in operating income	0.43	0.75
Impact of net discrete tax benefit of $297.9 million recognized as a result of the U.S. Tax Act	—	2.24
Increase in special charges, net of taxes	(0.02)	(0.02)
Transaction and integration expenses attributable to RB Foods acquisition, net of taxes	(0.04)	(0.10)
Increase in interest expense, net of taxes	(0.18)	(0.33)
Increase in other income, net of taxes	—	0.01
Decrease in unconsolidated income	(0.01)	—
Other impact of income taxes	0.01	0.12
Impact of higher shares outstanding	(0.05)	(0.09)
2018 Earnings per share – diluted	$0.93	$4.11

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

CONSUMER SEGMENT

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
(in millions)
Net sales	$785.4	$656.4	$1,542.8	$1,295.0
Percent increase	19.7%	2.3%	19.1%	1.5%
Segment operating income	$131.1	$91.3	$263.3	$189.2
Segment operating income margin	16.7%	13.9%	17.1%	14.6%
In the second quarter of 2018, sales of our consumer segment increased by 19.7%, as compared to the second quarter of 2017, and increased by 15.9% on a constant currency basis. The incremental impact of the RB Foods acquisition added 13.7% to consumer segment sales in the second quarter of 2018. Pricing actions improved sales by 0.7% while favorable volume and product mix also added 1.5% to sales in the second quarter of 2018 compared to the same period last year. Sales in the quarter reflected a favorable impact from foreign currency rates that increased consumer segment sales by 3.8% compared to the year-ago quarter and is excluded from our measure of sales growth of 15.9% on a constant currency basis.
In the Americas, consumer sales rose 22.6% in the second quarter of 2018 as compared to the second quarter of 2017 and rose by 22.2% on a constant currency basis. For the second quarter of 2018, the incremental impact of pricing actions taken in 2017, together with 2018 actions, added 1.2% to sales while volume and product mix increased sales for the quarter by 0.7%, both as compared to the corresponding period in 2017. The incremental impact of the RB Foods acquisition added 20.3% to sales for the second quarter of 2018. In addition to these factors, the favorable impact of foreign currency rates increased sales by 0.4% in the quarter and is excluded from our measure of sales growth of 22.2% on a constant currency basis.
In the EMEA region, consumer sales increased 13.7% in the second quarter of 2018 as compared to the second quarter of 2017 and rose by 1.5% on a constant currency basis. Sales were positively impacted by volume and product mix during the quarter that added 1.2% to sales, which offset unfavorable pricing impacts of 1.2%. During the second quarter of 2018, volume growth in the EMEA region was led by France and was largely offset by trade promotional activities. The incremental impact of our acquisition of RB Foods added 1.5% to sales in the second quarter of 2018. During the second quarter of 2018, a favorable impact from foreign currency rates increased sales by 12.2% compared to the year-ago period and is excluded from our measure of sales growth of 1.5% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 14.7% in the second quarter of 2018 and increased by 7.0% on a constant currency basis. Sales in the quarter reflected an increase of 1.3% attributable to pricing actions and 5.7% from improvements in volume and product mix, led by strong sales in China. A favorable impact from foreign currency rates that increased sales by 7.7% compared to the second quarter of 2017 is excluded from our measure of sales growth of 7.0% on a constant currency basis.
For the six months ended May 31, 2018, our consumer segment sales rose 19.1% compared to the six months ended May 31, 2017 and by 15.2% on a constant currency basis. The acquisition of RB Foods added 13.1% to our sales for the period in addition to pricing actions and improved volume and product mix which added 0.7% and 1.4%, respectively, all in comparison to the prior year levels. The favorable impact from foreign currency rates increased sales by 3.9% compared to the prior year and is excluded from our measure of sales growth of 15.2% on a constant currency basis.
We grew segment operating income for our consumer segment by $39.8 million, or 43.6%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase in segment operating income was due to the contribution by the acquired RB Foods business, coupled with CCI-led cost savings, which in aggregate, offset higher freight and distribution costs. On a constant currency basis, segment operating income for our consumer segment rose by 39.6% in the second quarter of 2018, in comparison to the same period in 2017. Segment operating margin for our consumer segment rose by 280 basis points in the second quarter of 2018 to 16.7%, driven by a higher gross profit margin. That gross profit margin improvement, which reflects the accretive impact attributable to the RB Foods acquisition as well as expansion in our core business due to CCI-led cost savings and favorable product mix, and was partially offset by an increase in SG&A as a percentage of sales driven by increased distribution costs, including freight.
We grew segment operating income for our consumer segment by $74.1 million, or 39.2%, for the six months ended May 31, 2018 as compared to the same period of 2017. On a constant currency basis, segment operating income for our consumer segment rose by 35.7% in the six months ended May 31, 2018 in comparison to the same period in 2017. Segment operating margin for our consumer segment rose by 250 basis points in the first half of 2018 to 17.1%, driven by a higher gross profit margin. That gross profit margin improvement includes the accretive impact attributable to the RB Foods acquisition as well as expansion in our core business, in part, from CCI-led cost savings and favorable product mix, and was partially offset by an increase in SG&A as a percentage of sales driven by increased distribution costs, including freight.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Six months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017

Net sales	$541.9	$457.9	$1,021.6	$863.0
Percent increase	18.3%	8.6%	18.4%	5.5%
Segment operating income	$76.8	$46.0	$139.2	$85.9
Segment operating income margin	14.2%	10.0%	13.6%	10.0%
In the second quarter of 2018, sales of our flavor solutions segment increased by 18.3%, as compared to the second quarter of 2017, and increased by 15.2% on a constant currency basis. The RB Foods acquisition increased flavor solutions segment sales by 11.8% during the second quarter of 2018. Lower pricing during the period decreased sales by 0.6% while favorable volume and product mix added 4.0% in the second quarter of 2018. Lower pricing within the segment was due, in part, to declines in certain commodity costs, primarily pepper and garlic. A favorable impact from foreign currency rates increased flavor solutions segment sales by 3.1% compared to the year-ago quarter and is excluded from our measure of sales growth of 15.2% on a constant currency basis.
In the Americas, flavor solutions sales increased by 22.7% during the second quarter of 2018 from the prior year level and increased by 22.0% on a constant currency basis. Our RB Foods acquisition and improved volume and product mix added 17.2% and 5.3%, respectively, to flavor solutions sales in the Americas during the second quarter of 2018. The improved volume and product mix during the quarter was led by higher sales of seasonings in the U.S. as well as branded foodservice and flavors. Sales in the Americas were negatively impacted during the second quarter of 2018 by the exit of lower margin business and the impact from a global realignment of a major customer's sales to EMEA as well as to a decline in pricing that decreased sales by 0.5%. A favorable impact from foreign currency rates increased sales by 0.7% compared to the second quarter of 2017 and is excluded from our measure of sales growth of 22.0% on a constant currency basis.
In the EMEA region, flavor solutions sales increased by 11.7% in the second quarter of 2018 from the prior year level and increased by 2.7% on a constant currency basis. The acquisitions of RB Foods increased segment sales by 1.1% in the second quarter of 2018 over the comparable 2017 period, while pricing actions decreased sales by 1.2%. In addition, sales increased by 2.8% due to improved volume and product mix as compared to the prior year period due to the previously described global realignment of a major customer's sales from the Americas to EMEA. A favorable impact from foreign currency rates also increased sales by 9.0% compared to the second quarter of 2017 and is excluded from our measure of sales growth of 2.7% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales increased 4.9% in the second quarter of 2018, compared to the second quarter of 2017, but decreased by 1.7% on a constant currency basis. Unfavorable volume and product mix, primarily in Australia, decreased sales by 1.1% during the quarter and was driven by the exit of lower margin business. Decreased pricing as compared to the prior year period also resulted in a 0.6% decline in sales. Offsetting these factors, a favorable impact from foreign currency rates increased sales by 6.6% compared to the second quarter of 2017 and is excluded from our measure of sales decline of 1.7% on a constant currency basis.
For the six months ended May 31, 2018, flavor solutions segment sales increased 18.4%, as compared to the prior year, and increased by 15.0% on a constant currency basis. Flavor solutions segment sales rose in the first half of 2018 due to the impact of the RB Foods acquisition, which contributed 12.1% of the segment's sales increase, as well as favorable volume and product mix of 2.8%. A favorable impact from foreign currency rates also increased sales by 3.4% from the 2017 levels and is excluded from our measure of sales growth of 15.0% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $30.8 million, or 67.0%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase in segment operating income was driven by the contribution of the acquired RB Foods business, together with CCI-led cost savings and a shift in the segment’s sales to higher margin products. On a constant currency basis, segment operating income for our flavor solutions segment rose by 63.8% in the second quarter of 2018, in comparison to the same period in 2017. Segment operating margin for our flavor solutions segment rose by 420 basis points to 14.2% in the second quarter of 2018. This basis point improvement was driven by a higher gross profit margin.

That gross profit margin improvement includes the accretive impact attributable to the RB Foods acquisition as well as expansion in our core business.
Segment operating income for our flavor solutions segment rose by $53.3 million, or 62.0%, for the six months ended May 31, 2018 as compared to the same period of 2017. The increase in segment operating income was due to the RB Foods acquisition, coupled with CCI-led cost savings. On a constant currency basis, segment operating income for our flavor solutions segment rose by 58.5% in the six months ended May 31, 2018, in comparison to the same period in 2017. Segment operating margin for our flavor solutions segment rose by 360 basis points in the first half of 2018 to 13.6%, driven by a higher gross profit margin. That gross profit margin improvement includes the accretive impact attributable to acquisitions as well as expansion in our core business.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts:

	May 31, 2018	May 31, 2017	November 30, 2017
Notional value	$452.9	$354.6	$405.9
Unrealized net gain (loss)	0.6	—	8.0
The outstanding notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments and all derivatives are designated as hedges.
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	May 31, 2018	May 31, 2017	November 30, 2017
Notional value	$100.0	$250.0	$100.0
Unrealized net loss	(5.8)	(3.7)	(2.5)
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of May 31, 2018, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2017.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income taxes, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges–Special charges consist of expenses associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Flavor Solutions Segment and McCormick International; President, Global Consumer Segment and Americas; Senior Vice President, Human Relations; and Senior Vice President, Strategy and Global Enablement. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. In 2018, we also included in special charges, as approved by our Management Committee, expense associated with a one-time payment, made to eligible U.S. hourly employees, to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act as that non-recurring income tax benefit is excluded from our computation of adjusted income taxes, adjusted net income and adjusted diluted earnings per share, each a non-GAAP measure.

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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2017	For the three months ended		For the six months ended		Estimated for the year ending November 30, 2018
		May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Operating income	$702.4	$191.7	$132.6	$375.4	$266.8
Impact of transaction and integration expenses (1)	61.7	7.8	—	16.5	—
Impact of special charges	22.2	8.4	4.7	10.6	8.3
Adjusted operating income	$786.3	$207.9	$137.3	$402.5	$275.1
Adjusted operating income margin (2)	16.3%	15.6%	12.3%	15.7%	12.7%

Income tax expense (benefit)	$151.3	$33.1	$27.3	$(238.0)	$60.6
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	—	—	297.9	—
Impact of transaction and integration expenses (1)	23.6	1.7	—	3.5	—
Impact of special charges	6.4	1.9	1.3	2.5	2.4
Adjusted income tax expense	$181.3	$36.7	$28.6	$65.9	$63.0
Adjusted income tax rate (4)	26.1%	22.2%	23.1%	20.6%	25.5%

Net income	$477.4	$123.3	$100.0	$545.9	$193.5
Impact of transaction and integration expenses (1)	53.5	6.1	—	13.0	—
Impact of special charges	15.8	6.5	3.4	8.1	5.9
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	—	—	(297.9)	—
Adjusted net income	$546.7	$135.9	$103.4	$269.1	$199.4

Earnings per share – diluted	$3.72	$0.93	$0.79	$4.11	$1.53	$6.85 to $6.95
Impact of transaction and integration expenses (1)	0.42	0.04	—	0.10	—	0.13
Impact of total special charges	0.12	0.05	0.03	0.06	0.04	0.11
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	—	—	(2.24)	—	(2.24)
Adjusted earnings per share – diluted	$4.26	$1.02	$0.82	$2.03	$1.57	$4.85 to $4.95

(1)
As more fully described in note 2 to our accompanying financial statements and our financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the year ended November 30, 2017 and for the three months ended May 31, 2018 (in millions):

		For the year ended November 30, 2017	For the three months ended	For the six months ended
			May 31, 2018	May 31, 2018
	Transaction and integration expenses included in cost of goods sold	$20.9	$—	$—
	Reflected in transaction and integration expenses	40.8	7.8	16.5
	Transaction and integration expenses included in operating income	61.7	7.8	16.5
	Transaction and integration expenses included in other debt costs	15.4	—	—
	Total pre-tax transaction and integration expenses	77.1	7.8	16.5
	Less: Tax effect	(23.6)	(1.7)	(3.5)
	Total after-tax transaction and integration expenses	$53.5	$6.1	$13.0

(2)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(3)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $297.9 million is more fully described in note 9 of the accompanying financial statements. While based upon estimates and judgments that we believe to be reasonable, this net tax benefit related to the U.S. Tax Act is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed.

(4)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges, or $165.2 million and $319.5 million for the three and six months ended May 31, 2018, respectively, $123.6 million and $247.0 million for the three and six months ended May 31, 2017, respectively, and $694.1 million for the year ended November 30, 2017.

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

Constant currency growth rates follow:

	Three Months Ended May 31, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	22.6%	0.4%	22.2%
EMEA	13.7%	12.2%	1.5%
Asia/Pacific	14.7%	7.7%	7.0%
Total Consumer	19.7%	3.8%	15.9%
Flavor Solutions segment:
Americas	22.7%	0.7%	22.0%
EMEA	11.7%	9.0%	2.7%
Asia/Pacific	4.9%	6.6%	(1.7)%
Total Flavor Solutions	18.3%	3.1%	15.2%
Total net sales	19.1%	3.5%	15.6%

Adjusted operating income:
Consumer segment	43.6%	4.0%	39.6%
Flavor Solutions segment	67.0%	3.2%	63.8%
Total adjusted operating income	51.4%	3.7%	47.7%

	Six Months Ended May 31, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	22.4%	0.4%	22.0%
EMEA	13.9%	12.6%	1.3%
Asia/Pacific	13.2%	6.7%	6.5%
Total Consumer	19.1%	3.9%	15.2%
Flavor Solutions segment:
Americas	20.9%	1.0%	19.9%
EMEA	16.1%	9.4%	6.7%
Asia/Pacific	7.7%	6.6%	1.1%
Total Flavor Solutions	18.4%	3.4%	15.0%
Total net sales	18.8%	3.7%	15.1%

Adjusted operating income:
Consumer segment	39.2%	3.5%	35.7%
Flavor Solutions segment	62.0%	3.5%	58.5%
Total adjusted operating income	46.3%	3.5%	42.8%

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

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually commencing on November 30, 2018. As of May 31, 2018, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended May 31, 2018, May 31, 2017 and November 30, 2017:

	May 31, 2018	May 31, 2017	November 30, 2017
Net income	$829.8	$478.6	$477.4
Depreciation and amortization	141.2	113.8	125.2
Interest expense	152.3	57.8	95.7
Income tax expense	(147.3)	156.4	151.3
EBITDA	$976.0	$806.6	$849.6
Adjustments to EBITDA (1)(2)	136.9	38.4	117.5
Adjusted EBITDA	$1,112.9	$845.0	$967.1

Net debt (3)	$5,027.6	$1,656.1	$4,915.3

Leverage ratio (1)	4.5	2.0	5.1

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, stock-based compensation expense and, for the trailing twelve-month periods ended May 31, 2018 and November 30, 2017, transaction and integration costs (related to the RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. Our leverage ratio under the terms of those agreements is 4.4 and 4.5 as of May 31, 2018 and November 30, 2017, respectively.

(3)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements define net debt as the sum of short-term borrowings, current portion of long-term debt and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

Our long-term target for our leverage ratio is 1.5 to 1.8. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2018	May 31, 2017

Net cash provided by operating activities	$234.9	$177.2
Net cash used in investing activities	(63.2)	(189.8)
Net cash (used in) provided by financing activities	(161.6)	24.6
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

Operating Cash Flow—Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2018, cash flow from operations increased by $57.7 million over the same period of 2017. The 2018 increase was primarily due to higher net income, exclusive of the non-cash non-recurring income tax benefit of $297.9 million related to enactment of the U.S. Tax Act. The effect of increases in other non-cash expenses, including depreciation and amortization and stock-based compensation expense, in the first half of 2018, as compared to the corresponding 2017 period, also contributed to higher cash flow from operations; however, those increases in non-cash expenses offset the greater use of cash associated with operating assets and liabilities in 2018. A higher level of cash interest payments in 2018, associated with the financing of our RB Foods acquisition, are more heavily weighted to our first and third fiscal quarters.
Investing Cash Flow—Investing activities used cash of $63.2 million and $189.8 million for the six months ended May 31, 2018 and 2017, respectively. That decline was primarily attributable to the acquisition of the Giotti business that resulted in a $124.0 million use of cash in the 2017 period. During the first six months of 2018, capital expenditures decreased by $6.3 million from the 2017 level to $59.9 million. Capital expenditures for fiscal year 2018 are expected to be approximately $200 million to support our planned growth.
Financing Cash Flow—Financing activities used cash of $161.6 million for the first six months of 2018, as compared to cash inflow of $24.6 million for the corresponding period in 2017. The primary drivers behind this change are as follows.
In the first half of 2018 our net borrowing activity used cash of $7.9 million as compared to cash provided of $260.4 million in the first half of 2017. In 2018, we increased our short-term borrowings by $367.8 million and borrowed $13.5 million under long-term borrowing arrangements. During the six months ended May 31, 2018, we repaid our $250 million 5.75% notes that matured on December 15, 2017 and repaid $137.5 million of our $1,500.0 million term loans issued in August 2017.
We increased dividends paid to $136.5 million in the first six months of 2018 compared to $117.4 million of dividends paid in the same period last year.
During the six months ended May 31, 2018, we received proceeds of $21.6 million from exercised stock options compared to $24.0 million received in the corresponding 2017 period.
The following table outlines the activity in our share repurchase program for the six months ended May 31, 2018 and 2017:

	2018	2017
Number of shares of common stock repurchased	0.3	1.4
Dollar amount	$32.1	$135.8
As of May 31, 2018, $157 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In conjunction with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program. The shares repurchased during the six months ended May 31, 2018 were primarily funded with the proceeds from exercised stock options.

The following table presents our leverage ratio for the trailing twelve-month periods ended May 31, 2018, May 31, 2017 and November 30, 2017:

	May 31, 2018	May 31, 2017	November 30, 2017
Leverage ratio	4.5	2.0	5.1

Our leverage ratio was 4.5 as of May 31, 2018 as compared to the ratios of 5.1 and 2.0 as of November 30, 2017 and May 31, 2017, respectively. The decrease in the ratio from 5.1 as of November 30, 2017 to 4.5 as of May 31, 2018 is principally due to an increase in our adjusted EBITDA, which more than offset the increase in net debt. The primary drivers of the increase in net debt between November 30, 2017 and May 31, 2018 was the addition of a capital lease as more fully described in note 5.

The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of May 31, 2018, our leverage ratio under the terms of those agreements is 4.4.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2018, we temporarily used $93.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2017, we temporarily used $145.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended May 31, 2018 and May 31, 2017 were $656.9 million and $732.4 million, respectively. Total average debt outstanding for the six months ended May 31, 2018 and May 31, 2017 was $5,171.3 million and $1,787.4 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2018, the exchange rates for Euro, the British pound sterling, Canadian dollar, Australian dollar, the Chinese renminbi and the Polish zloty were higher than at May 31, 2017. At May 31, 2018, the exchange rates for the Euro, the British pound sterling, and the Polish zloty were lower than at November 30, 2017.  At May 31, 2018, the exchange rates for the Australian dollar and the Chinese renminbi were higher than at November 30, 2017.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements. In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which supports our commercial paper program and will expire in August 2022. The pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The credit facility restricts subsidiary indebtedness and requires us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which would reduce our ability to grow through funding of seasonal working capital.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, gross margins, cost savings, acquisitions, brand marketing support, transaction and integration expenses, special charges, income tax expense and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of the U.S. tax regulation passed in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials and freight; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to react to certain economic and industry conditions and ability to borrow or the cost of any such additional borrowing; the interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. tax legislation enacted on December 22, 2017; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in the company's filings with the Securities and Exchange Commission.
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

Changes in Internal Controls: No change occurred in our “internal control over financial reporting” as defined in Rule 13a-15(f)) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15a) as materially affecting or reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.A	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, except as disclosed below to reflect the impact of the European Union's General Data Protection Regulation, which came into effect in May 2018.

Laws and regulations could adversely affect our business.
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacturing, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, competition, anti-corruption, privacy, relations with distributors and retailers, foreign supplier verification, the import and export of products and product ingredients, employment, health and safety, and trade practices. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere. In addition, the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, the costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR, along with the other factors noted in this risk factor could have an adverse impact on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2018 to March 31, 2018	CS – 0	$—	—	$173 million
	CSNV – 0	$—	—
April 1, 2018 to April 30, 2018	CS – 0	$—	—	$165 million
	CSNV – 72,276	$105.22	—
May 1, 2018 to May 31, 2018	CS – 19,040 (1)	$105.25	—	$157 million
	CSNV – 54,648	$104.69	—
Total	CS – 19,040	$105.25	—	$157 million
	CSNV – 126,924	$104.99	—

(1)
On May 16, 2018, we purchased 10,802 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $106.05 represented the closing price of the common shares on May 16, 2018.

As of May 31, 2018, $157 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2018, we issued 122,082 shares of CSNV in exchange for shares of CS and issued 258 shares of CS in exchange for shares of CSNV.

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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2018, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

June 28, 2018	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

June 28, 2018	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller