Form 10-Q
period 2018-08-31
MCCORMICK & CO INC
filed 2018-09-27
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2018
Commission File Number 001-14920

 McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	52-0408290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Schilling Road, Suite 1, Hunt Valley, MD	21031
(Address of principal executive offices)	(Zip Code)

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2018
Common Stock	9,897,378
Common Stock Non-Voting	121,767,817

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Net sales	$1,345.3	$1,185.2	$3,909.7	$3,343.2
Cost of goods sold	750.4	700.8	2,219.6	2,001.2
Gross profit	594.9	484.4	1,690.1	1,342.0
Selling, general and administrative expense	353.0	286.5	1,045.7	869.0
Transaction and integration expenses (related to RB Foods acquisition)	5.6	24.5	22.1	24.5
Special charges	3.3	4.7	13.9	13.0
Operating income	233.0	168.7	608.4	435.5
Interest expense	44.7	21.5	130.7	50.9
Other debt costs	—	15.4	—	15.4
Other income, net	1.7	1.2	4.7	2.5
Income from consolidated operations before income taxes	190.0	133.0	482.4	371.7
Income tax expense (benefit)	24.9	33.0	(213.1)	93.6
Net income from consolidated operations	165.1	100.0	695.5	278.1
Income from unconsolidated operations	8.4	8.2	23.9	23.6
Net income	$173.5	$108.2	$719.4	$301.7
Earnings per share – basic	$1.32	$0.86	$5.47	$2.40
Average shares outstanding – basic	131.6	126.3	131.4	125.5
Earnings per share – diluted	$1.30	$0.85	$5.41	$2.37
Average shares outstanding – diluted	133.2	127.8	133.0	127.2
Cash dividends paid per share	$0.52	$0.47	$1.56	$1.41
Cash dividends declared per share	$0.52	$0.47	$1.04	$0.94
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Net income	$173.5	$108.2	$719.4	$301.7
Net income attributable to non-controlling interest	1.6	0.4	3.6	1.2
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including curtailment gains of $18.0 and $76.7 for the nine months ended August 31, 2018 and 2017, respectively)	1.8	27.1	22.6	114.7
Currency translation adjustments	(47.6)	99.9	(72.8)	184.9
Change in derivative financial instruments	0.2	(3.7)	1.9	(13.2)
Deferred taxes	(0.1)	(9.9)	(5.4)	(37.9)
Comprehensive income	$129.4	$222.0	$669.3	$551.4

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2018	August 31, 2017	November 30, 2017
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$73.0	$166.1	$186.8
Trade accounts receivables, net	511.7	556.2	555.1
Inventories, net
Finished products	422.6	431.3	398.1
Raw materials and work-in-process	383.7	404.5	395.2
	806.3	835.8	793.3
Prepaid expenses and other current assets	83.2	84.5	81.8
Total current assets	1,474.2	1,642.6	1,617.0
Property, plant and equipment	2,066.2	1,808.7	1,865.9
Less: accumulated depreciation	(1,105.2)	(1,043.3)	(1,056.8)
Property, plant and equipment, net	961.0	765.4	809.1
Goodwill	4,553.4	4,503.3	4,490.1
Intangible assets, net	2,881.7	3,091.5	3,071.1
Investments and other assets	407.7	378.9	398.5
Total assets	$10,278.0	$10,381.7	$10,385.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$639.8	$349.2	$257.6
Current portion of long-term debt	75.5	325.5	325.6
Trade accounts payable	646.3	516.9	639.9
Other accrued liabilities	493.5	542.6	724.2
Total current liabilities	1,855.1	1,734.2	1,947.3
Long-term debt	4,269.8	4,702.3	4,443.9
Deferred taxes	667.7	1,106.3	1,094.5
Other long-term liabilities	373.4	305.6	329.2
Total liabilities	7,166.0	7,848.4	7,814.9
Shareholders’ Equity
Common stock	396.9	411.8	378.2
Common stock non-voting	1,335.2	1,251.8	1,294.7
Retained earnings	1,723.7	1,123.9	1,166.5
Accumulated other comprehensive loss	(354.1)	(265.9)	(279.5)
Non-controlling interests	10.3	11.7	11.0
Total shareholders’ equity	3,112.0	2,533.3	2,570.9
Total liabilities and shareholders’ equity	$10,278.0	$10,381.7	$10,385.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2018	2017
Operating activities
Net income	$719.4	$301.7
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	111.6	89.6
Stock-based compensation	21.6	18.4
Non-cash net income tax benefit (related to enactment of the U.S. Tax Act)	(308.2)	—
Fixed asset impairment charge	3.0	—
Income from unconsolidated operations	(23.9)	(23.6)
Changes in operating assets and liabilities, net of effect of businesses acquired	(154.5)	(98.5)
Settlement of forward-starting interest rate swaps	—	(2.9)
Dividends from unconsolidated affiliates	20.0	18.3
Net cash flow provided by operating activities	389.0	303.0
Investing activities
Acquisition of businesses (net of cash acquired)	(4.2)	(4,327.4)
Capital expenditures	(112.6)	(108.4)
Other investing activities	3.4	0.7
Net cash flow used in investing activities	(113.4)	(4,435.1)
Financing activities
Short-term borrowings, net	386.1	(43.3)
Long-term debt borrowings	25.9	3,977.6
Payment of debt issuance costs	—	(6.1)
Long-term debt repayments	(588.6)	(3.9)
Proceeds from exercised stock options	42.1	26.5
Taxes withheld and paid on employee stock awards	(10.8)	(5.4)
Payment of contingent consideration	(2.5)	(19.7)
Purchase of minority interest	—	(1.2)
Issuance of common stock non-voting	—	554.9
Payment of costs related to issuance of common stock non-voting	—	(0.9)
Common stock acquired by purchase	(40.0)	(135.8)
Dividends paid	(204.9)	(176.0)
Net cash flow (used in) provided by financing activities	(392.7)	4,166.7
Effect of exchange rate changes on cash and cash equivalents	3.3	13.1
(Decrease) increase in cash and cash equivalents	(113.8)	47.7
Cash and cash equivalents at beginning of period	186.8	118.4
Cash and cash equivalents at end of period	$73.0	$166.1
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
The results of consolidated operations for the three- and nine-month periods ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons. In addition, net income for the nine-month period ended August 31, 2018 reflects a significant non-recurring tax benefit as more fully described in note 9.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted in any interim period or fiscal year before the effective date for all entities. If the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. While we are still evaluating the timing of adoption, we currently do not expect this guidance to have a material impact on our financial statements.
In March 2017, the FASB issued ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019 and should be applied on a retrospective basis. Adoption of the new standard will only impact classification within our Consolidated Statements of Income.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2021. Early adoption is permitted for all entities for annual and interim goodwill impairment testing dates after January 1, 2017. While we are still evaluating the timing of adoption, we currently do not expect this guidance to have a material impact on our financial statements.
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)—Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. We currently cannot estimate the impact that adoption of this ASU will have on our financial statements and related disclosures as its application is dependent on the facts and circumstances of individual transactions.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations, and, beginning in May 2018, to our new headquarters building; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. We intend to adopt the requirements of the new standard via a cumulative-effect adjustment without restating prior periods. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve—and converge with international standards—the financial reporting requirements for revenue from contracts with customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. In preparation for our adoption of the new standard in our fiscal year ending November 30, 2019, we have obtained representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations—exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We have substantially completed our assessment of the new standard and we do not expect our adoption of the new standard to impact our consolidated net income or otherwise have a material impact on our consolidated financial position or cash flows. We intend to adopt the requirements of the new standard in the first quarter of fiscal 2019 utilizing the full retrospective method. We are still evaluating the disclosure requirements under the standard. As we complete our overall evaluation, we are also identifying and preparing to implement changes to our accounting policies, practices and controls to support the new standard.

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
The purchase price of RB Foods was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management. The estimated fair value methodologies are further described in note 2 of the financial statements in our 2017 Annual Report on Form 10-K for the year ended November 30, 2017.
During the three months ended August 31, 2018, we completed the final valuation of the RB Foods acquisition which resulted in the following fair value allocations, net of cash acquired, summarized in the table below (in millions):

Trade accounts receivable	$36.9
Inventories	67.1
Property, plant and equipment	38.5
Goodwill	2,648.5
Intangible assets	2,430.0
Other assets	4.4
Trade accounts payable	(65.8)
Other accrued liabilities	(35.0)
Deferred taxes	(893.9)
Other long-term liabilities	(20.8)
Total	$4,209.9
The fair value of the acquired intangible assets was determined using income methodologies. Brand names and trademarks and customer relationships were valued at $2,320.0 million and $110.0 million, respectively. We valued trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the royalty rate, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables. The impact of revising the fair value estimate of the acquired intangible assets during the nine months ended August 31, 2018 increased goodwill and decreased deferred taxes by $104.6 million and $60.4 million, respectively.
We also recognized other preliminary purchase accounting adjustments during the nine months ended August 31, 2018 that decreased goodwill by $2.4 million.

Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $100.0 million, of which $60.0 million represent transaction expenses and the remainder represent estimated integration expenses. We incurred $77.1 million of the anticipated transaction and integration expenses during the year ended November 30, 2017. Those costs consisted of the amortization of the acquisition-date fair value adjustment of inventories in the amount of $20.9 million that was included in cost of goods sold for 2017; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs of $15.4 million related to the bridge financing commitment that was included in other debt costs for 2017. During the nine months ended August 31, 2018, we incurred additional transaction and integration expenses consisting of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. The following are the transaction and integration expenses that we have recorded for the three and nine months ended August 31, 2018 and 2017 related to the RB Foods acquisition (in millions):

	Three months ended August 31, 2018	Nine months ended August 31, 2018	Three and nine months ended August 31, 2017
Transaction expenses included in cost of goods sold	$—	$—	$5.9
Transaction expenses included in other debt costs	—	—	15.4
Other transaction expenses	0.1	0.3	22.3
Integration expenses	5.5	21.8	2.2
Total	$5.6	$22.1	$45.8
`
The incremental impact to our sales from RB Foods were $114.4 million and $386.0 million for the three and nine months ended August 31, 2018, respectively. For the three and nine months ended August 31, 2017, RB Foods added $22.5 million to our sales. The impact of RB Foods on our consolidated income before income taxes for the three and nine months ended August 31, 2018 was not material, taking into account the effects of the transaction and integration expenses and financing costs. For the three and nine months ended August 31, 2017, the impact of RB Foods on our consolidated income before income taxes approximated the transaction and integration expenses previously noted.
The following unaudited pro forma information presents consolidated financial information as if RB Foods had been acquired at the beginning of fiscal 2016. Interest expense has been adjusted to reflect the debt issued to finance the acquisition as though that debt had been outstanding at December 1, 2015. The pro forma results reflect amortization expense of approximately $6.0 million, relating to definite lived intangible assets recorded based upon preliminary third-party valuations. The pro forma results for the nine months ended August 31, 2017 do not include certain transaction and integration costs, amortization of the acquisition-date fair value adjustment of inventories and costs associated with the bridge financing commitment, since all of these costs would be reflected in the fiscal year ended November 30, 2016, assuming that the acquisition had occurred as of December 1, 2015. The pro forma adjustments previously noted have been adjusted for the applicable income tax impact. Basic and diluted shares outstanding have been adjusted to reflect the issuance of 6.35 million shares of our common stock non-voting to partially finance the acquisition.

(in millions, except per share data)	Nine months ended August 31, 2017
Net sales	$3,718.1
Net income	351.0
Earnings per share – basic	$2.67
Earnings per share – diluted	$2.64
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

The following is a summary of special charges recognized in the three and nine months ended August 31, 2018 and 2017 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Employee severance benefits and related costs	$0.6	$2.6	$1.7	$4.3
Other costs	2.7	2.1	12.2	8.7
Total	$3.3	$4.7	$13.9	$13.0

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

During the three months ended August 31, 2018, we recorded $3.3 million of special charges, consisting primarily of: (i) $3.1 million related to our GE initiative, as more fully described below; and (ii) $0.1 million related to employee severance benefits and other costs directly associated with the relocation of our Chinese manufacturing facilities. Of the $3.1 million in special charges recognized in the third quarter of 2018 related to our GE initiative, $2.6 million related to third party expenses and $0.5 million related to employee severance benefits.

During the nine months ended August 31, 2018, we recorded $13.9 million of special charges, consisting primarily of: (i) $9.8 million related to our GE initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million made to certain U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $0.9 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand. Of the $9.8 million in special charges recognized during the nine months ended August 31, 2018 related to our GE initiative, $6.1 million related to third party expenses, $3.0 million represented a non-cash asset impairment charge, and $0.7 million related to employee severance benefits. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise resource planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

During the three months ended August 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $1.8 million related to third party expenses incurred associated with our evaluation of changes relating to our GE initiative, $1.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, $1.1 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand and $0.4 million for severance and other exit costs associated with our Europe, Middle East and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017.

During the nine months ended August 31, 2017, we recorded $13.0 million of special charges, consisting primarily of $7.3 million related to third party expenses associated with our evaluation of changes relating to our GE initiative, $2.3 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, $1.4 million related to employee severance benefits and other costs directly associated with the relocation of one of Chinese manufacturing facilities, $1.5 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility under construction in Thailand, and $0.6 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.3 million net credit recorded during the nine months ended August 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

Of the $13.9 million in special charges recognized during the nine months ended August 31, 2018, approximately $8.7 million were paid in cash and $3.0 million represented a non-cash asset impairment charge, with the remaining accrual expected to be paid in the fourth quarter of 2018 or the first quarter of 2019.

In addition to the amounts recognized in the first nine months of 2018, we expect to incur additional special charges during the remainder of 2018. We expect total special charges in 2018 of $18.5 million, consisting of: (i) approximately $13.0 million associated with our GE initiative, including $3.0 million of non-cash asset impairment charges, together with third party expenses and employee severance benefits; (ii) the one-time payment, in the aggregate amount of $2.2 million, previously described made to certain U.S. hourly employees associated with enactment of the U.S. Tax Act; and (iii) the remaining $3.3 million comprised of employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, ongoing EMEA reorganization plans, and the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

The following is a breakdown by business segments of special charges for the three and nine months ended August 31, 2018 and 2017 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Consumer segment	$2.2	$3.0	$8.6	$8.5
Flavor solutions segment	1.1	1.7	5.3	4.5
Total special charges	$3.3	$4.7	$13.9	$13.0

All remaining balances associated with our special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

4.	GOODWILL
The changes in the carrying amount of goodwill by business segment for the nine months ended August 31, 2018 and 2017 were as follows (in millions):

	2018		2017
	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,385.4	$1,104.7	$1,608.3	$163.1
Changes in preliminary purchase price allocation	68.1	34.1	(7.7)	—
Increases in goodwill from acquisitions	—	—	1,702.6	926.2
Foreign currency fluctuations	(33.9)	(5.0)	96.4	14.4
Balance as of end of period	$3,419.6	$1,133.8	$3,399.6	$1,103.7
As more fully described in Note 2, during the nine months ended August 31, 2018, we have made changes in the preliminary allocation of the purchase price of the RB Foods acquisition which resulted in a change in goodwill of $68.1 million in the consumer segment and $34.1 million in the flavor solutions segment. During the nine months ended August 31, 2017, a preliminary valuation of the acquired net assets of Giotti in December 2016 resulted in the allocation of $74.9 million of goodwill to the flavor solutions segment. A preliminary valuation of the acquired net assets of RB Foods in August 2017 resulted in the allocation of $1,702.6 million and $851.3 million of goodwill to the consumer segment and flavor solutions segment, respectively.

5.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

In December 2017, we repaid our $250 million, 5.75% notes that matured on December 15, 2017. During the nine months ended August 31, 2018, we repaid $180 million of the three-year term loan due August 17, 2020 and we repaid $156.3 million of the five-year term loan due August 17, 2022, which included required quarterly principal installments of $56.3 million for the first nine months of fiscal year 2018.

During the quarter ended August 31, 2018, we consolidated our Corporate staff and certain non-manufacturing U.S. employees into our new headquarters building in Hunt Valley, Maryland. In July 2016, we entered into a 15-year lease for that headquarters building. The lease requires monthly lease payments of approximately $0.9 million beginning in the first quarter of 2019. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. In addition, the initial $0.9 million monthly lease payment is subject to increase in the event of agreed-upon changes to specifications related to the headquarters building. Upon commencement of fit-out in the second quarter of 2018 we obtained access to the building, which resulted in the lease commencement date for accounting purposes. We have recognized this lease as a capital lease, with the leased asset of $135.7 million included in property, plant and equipment, net, and the lease obligation in the amount of $138.8 million included in long-term debt as of August 31, 2018. During the three and nine months ended August 31, 2018, we recognized amortization expense of $2.2 million and $3.1 million, respectively, related to the leased asset.

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

We are potentially exposed to foreign currency fluctuations affecting net investments, transactions and earnings denominated in foreign currencies. We selectively hedge the potential effect of these foreign currency fluctuations by entering into foreign currency exchange contracts. As of August 31, 2018, the maximum time frame for our foreign exchange forward contracts is 15 months.

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. From time to time, we enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At August 31, 2018, the notional value of these contracts was $370.9 million. During the three months ended August 31, 2018 and 2017, we recognized gains of $0.5 million and $2.9 million, respectively, on the change in fair value of these contracts and (losses) of $(1.1) million and $(3.1) million, respectively, on the change in the currency component of the underlying loans. During the nine months ended August 31, 2018 and 2017, we recognized (losses) gains of $(2.1) million and $5.2 million, respectively, on the change in fair value of these contracts and gains (losses) of $1.1 million and $(6.0) million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and achieve a desired mix of variable and fixed rate debt. As of August 31, 2018, we have $100 million notional value of interest rate swap contracts outstanding which expire in November 2025. We receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. Any realized gain or loss on these swaps was offset by a corresponding increase or decrease of the value of the hedged debt. Hedge ineffectiveness was not material.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon their nature and maturity.

The following table discloses the fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.0
Foreign exchange contracts	Other current assets	175.8	2.1	Other accrued liabilities	254.6	5.7
Total			$2.1			$11.7

As of August 31, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$100.0	$0.3	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	116.1	5.5	Other accrued liabilities	358.9	9.1
Total			$5.8			$9.1

As of November 30, 2017	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$2.5
Foreign exchange contracts	Other current assets	326.3	12.7	Other accrued liabilities	79.6	4.7
Total			$12.7			$7.2

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the three and nine-month periods ended August 31, 2018 and 2017 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2018	Three months ended August 31, 2017	Nine months ended August 31, 2018	Nine months ended August 31, 2017
Interest rate contracts	Interest expense	$(0.1)	$0.2	$0.1	$0.7

Three months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2018	2017	Hedged item		2018	2017
Foreign exchange contracts	Other income, net	$0.5	$2.9	Intercompany loans	Other income, net	$(1.1)	$(3.1)

Nine months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2018	2017	Hedged item		2018	2017
Foreign exchange contracts	Other income, net	$(2.1)	$5.2	Intercompany loans	Other income, net	$1.1	$(6.0)

Cash Flow Hedges
Three months ended August 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2018	2017		2018	2017
Interest rate contracts	$—	$0.3	Interest expense	$0.2	$(0.1)
Foreign exchange contracts	0.1	(4.7)	Cost of goods sold	(0.8)	0.3
Total	$0.1	$(4.4)		$(0.6)	$0.2

Nine months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2018	2017		2018	2017
Interest rate contracts	$—	$(2.9)	Interest expense	$0.4	$(0.2)
Foreign exchange contracts	0.9	(6.5)	Cost of goods sold	(3.5)	2.1
Total	$0.9	$(9.4)		$(3.1)	$1.9
For all derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $0.5 million as an increase to earnings. The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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
At August 31, 2018, August 31, 2017 and November 30, 2017, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$73.0	$73.0	$—
Insurance contracts	123.7	—	123.7
Bonds and other long-term investments	4.4	4.4	—
Foreign currency derivatives	2.1	—	2.1
Total	$203.2	$77.4	$125.8
Liabilities
Foreign currency derivatives	$5.7	$—	$5.7
Interest rate derivatives	6.0	—	6.0
Total	$11.7	$—	$11.7

		August 31, 2017
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$166.1	$166.1	$—
Insurance contracts	115.2	—	115.2
Bonds and other long-term investments	8.1	8.1	—
Interest rate derivatives	0.3	—	0.3
Foreign currency derivatives	5.5	—	5.5
Total	$295.2	$174.2	$121.0
Liabilities
Foreign currency derivatives	$9.1	$—	$9.1
Total	$9.1	$—	$9.1

		November 30, 2017
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$186.8	$186.8	$—
Insurance contracts	119.5	—	119.5
Bonds and other long-term investments	7.5	7.5	—
Foreign currency derivatives	12.7	—	12.7
Total	$326.5	$194.3	$132.2
Liabilities
Foreign currency derivatives	$4.7	$—	$4.7
Interest rate derivatives	2.5	—	2.5
Total	$7.2	$—	$7.2
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate and foreign currency derivatives are based on values for similar instruments using models with market-based inputs.
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at August 31, 2018, August 31, 2017 and November 30, 2017 (in millions):

	August 31, 2018	August 31, 2017	November 30, 2017
Carrying amount	$4,345.3	$5,027.8	$4,769.5
Fair value	4,294.5	5,154.7	4,858.5

Level 1 valuation techniques	$3,218.0	$3,647.1	$3,615.2
Level 2 valuation techniques	1,076.5	1,507.6	1,243.3
Total fair value	$4,294.5	$5,154.7	$4,858.5
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

7.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

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

•
On January 3, 2017, the Compensation Committee of our Board of Directors approved the freezing of benefits under the McCormick Supplemental Executive Retirement Plan (the “SERP”). The effective date of this freeze was January 31, 2017. Although the SERP has been frozen, executives who were participants in the SERP as of the date of the freeze, including certain named executive officers, retained benefits accumulated up to that date, based on credited service and eligible earnings, in accordance with the SERP’s terms.

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and: (i) in fiscal year 2018, we reduced the Canadian plan benefit obligations by $17.5 million; and (ii) in fiscal year 2017, we reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $17.5 million and $77.7 million for the nine months ended August 31, 2018 and 2017, respectively. These net actuarial gains consist principally of curtailment gains of $18.0 million and $76.7 million, and are included in our Consolidated Statement of Comprehensive Income for the nine months ended August 31, 2018 and 2017, respectively, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the nine months ended August 31, 2018 and 2017, are also included in that statement as a component of Other comprehensive income (loss).

During the third quarter of 2017, we made the following changes to our postretirement medical and life insurance benefits impacting certain U.S. employees:

•
On August 23, 2017, our Management Committee approved changes to our postretirement medical benefits plan for eligible U.S. employees and retirees (employees hired after December 31, 2008 are not eligible for the subsidy). These changes included consolidating benefits providers and simplifying and reducing our subsidy for postretirement medical benefits. The effective date of the change in our subsidy was January 1, 2018.

•
On August 23, 2017, our Management Committee approved the elimination of life insurance benefits under our other postretirement benefit plan to eligible U.S. active employee (that life insurance benefit was available to U.S. employees hired on or prior to December 31, 2008). The effective date of this plan amendment was January 1, 2018, unless an employee committed to his or her retirement date by December 31, 2017 and retires on or before December 31, 2018.

As a result of these changes, we remeasured the other postretirement benefit obligation as of August 23, 2017, resulting in a reduction of the other postretirement benefit obligation of $27.1 million. These remeasurements resulted in an aggregate non-cash, pre-tax net prior service cost credit of $27.1 million, which is included in our Consolidated Statement of Comprehensive.

Income for the three and nine months ended August 31, 2017, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension and other postretirement plans. Deferred taxes associated with this aggregate prior service cost credit, together with other unrealized components of other postretirement benefit plans recognized during the three and nine months ended August 31, 2017, are also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension expense of the defined benefit plans for the three months ended August 31, 2018 and 2017 (in millions):

	United States		International
	2018	2017	2018	2017
Defined benefit plans
Service cost	$4.4	$3.4	$1.0	$1.4
Interest costs	8.0	7.8	2.2	2.6
Expected return on plan assets	(10.8)	(10.3)	(4.0)	(3.8)
Amortization of net actuarial losses	2.4	1.3	0.7	1.0
Total pension expense	$4.0	$2.2	$(0.1)	$1.2

The following table presents the components of our pension expense of the defined benefit plans for the nine months ended August 31, 2018 and 2017 (in millions):

	United States		International
	2018	2017	2018	2017
Defined benefit plans
Service cost	$13.1	$10.7	$3.2	$4.2
Interest costs	23.8	23.5	6.9	7.6
Expected return on plan assets	(32.4)	(30.8)	(12.4)	(11.2)
Amortization of prior service costs	—	—	0.5	0.6
Amortization of net actuarial losses	7.4	4.5	2.1	3.0
Total pension expense	$11.9	$7.9	$0.3	$4.2

During the nine months ended August 31, 2018 and 2017, we contributed $12.0 million and $10.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2017 were $18.7 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Other postretirement benefits
Service cost	$0.6	$0.6	$1.8	$2.0
Interest costs	0.6	0.9	1.8	2.7
Amortization of prior service credits	(2.2)	(0.3)	(6.5)	(0.3)
Amortization of gains	—	—	—	(0.1)
Total other postretirement benefits expense	$(1.0)	$1.2	$(2.9)	$4.3

The reduction in other postretirement benefits expense for the three and nine months ended August 31, 2018 is primarily attributable to plan amendments that were approved by our Management Committee on August 23, 2017 as previously described.

8.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
Stock-based compensation expense	$5.5	$4.0	$21.6	$18.4
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

	2018	2017
Risk-free interest rates	1.7 - 2.9%	0.9 - 2.4%
Dividend yield	2.0%	1.9%
Expected volatility	18.4%	18.7%
Expected lives (in years)	7.6	7.6
The following is a summary of our stock option activity for the nine months ended August 31, 2018 and 2017:

	2018		2017
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$71.91	4.9	$66.00
Granted	0.4	105.95	0.6	98.07
Exercised	(0.9)	51.82	(0.6)	49.50
Outstanding at end of the period	4.3	$79.31	4.9	$71.59
Exercisable at end of the period	3.4	$73.52	3.9	$65.12
As of August 31, 2018, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $194.2 million and for options currently exercisable was $173.9 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2018 and 2017 was $56.9 million and $26.9 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2018 and 2017:

	2018		2017
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	267	$86.47	267	$80.08
Granted	201	101.17	130	94.63
Vested	(117)	88.35	(118)	80.62
Forfeited	(6)	95.68	(12)	90.65
Outstanding at end of period	345	$94.21	267	$86.49

The following is a summary of our LTPP activity for the nine months ended August 31, 2018 and 2017:

	2018		2017
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	220	$84.31	201	$78.10
Granted	86	101.90	78	89.96
Vested	(59)	74.02	(43)	69.04
Forfeited	(2)	96.74	—	—
Outstanding at end of period	245	$92.87	236	$83.63

9.	INCOME TAXES
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
Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate has reduced our net U.S. deferred income tax liability by $381.4 million and is reflected as a reduction in our income tax expense in our results for the nine months ended August 31, 2018. The U.S. Tax Act imposes a one-time transition tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate this transition tax to be $72.3 million. In addition to this transition tax, we have incurred additional foreign withholding taxes of $5.2 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested at January 1, 2018, and were subsequently distributed in the three months ended August 31, 2018, as well as a $4.3 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax, both of which we have recognized as a component of our income tax expense for the nine months ended August 31, 2018 for a net transition tax impact of $73.2 million. As we are not a calendar year-end company, certain elements of the transition tax cannot be finalized until the completion of our U.S. tax year ending November 30, 2018. The cash tax effects of the transition tax in the amount of $72.3 million can be remitted in installments over an eight-year period and we intend to do so. In addition to the previously described net transition tax of $73.2 million, we could also be subject to additional foreign withholding taxes and an additional U.S. tax (generally associated with the tax on foreign exchange gains or losses) if additional distributions of the previously described underlying earnings of non-U.S. affiliates occurs.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740 Income Taxes. While based upon estimates and judgments that we believe to be reasonable, the $308.2 million net benefit recognized during the nine months ended August 31, 2018 related to the U.S. Tax Act, as described above, is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed. During the third quarter of 2018, we recognized a tax benefit of $10.3 million as a change in estimate to the $297.9 million provisional net benefit associated with the U.S. Tax Act recognized in the first quarter of 2018.
Income taxes for the three months ended August 31, 2018 included $20.6 million of discrete tax benefits consisting of the following: (i) the $10.3 million net benefit associated with the U.S. Tax Act, previously described, (ii) $7.9 million of excess tax benefits associated with share-based compensation, (iii) $2.0 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in U.S. and non-U.S. jurisdictions, and (iv) $1.4 million for an adjustment to a prior year tax accrual based on the final return filed, less a net detriment of $1.0 million associated with other items. Income taxes for the nine months ended August 31, 2018 included $326.0 million of discrete tax benefits consisting of the following: (i) the $308.2 million net benefit associated with the U.S. Tax Act, previously described, (ii) $12.4 million of excess tax benefits associated with share-based compensation, (iii) $5.5 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-U.S. jurisdictions, and (iv) $1.4 million for an adjustment to a prior year tax accrual based on the final return filed, less a net detriment of $1.5 million, including $0.5 million related to the revaluation of deferred tax assets resulting from legislation enacted in a non-U.S. jurisdiction in our first quarter.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and nine months ended August 31, 2018.

Income taxes for the three months ended August 31, 2017 included $6.6 million of discrete tax benefits consisting of the following: (i) $4.6 million related to the reversal of unrecognized tax benefits and related interest associated with the settlement of tax audits in various jurisdictions and the expiration of a statute of limitation in a non-U.S. jurisdiction, (ii) $1.2 million for an adjustment to a prior year tax accrual based on the final return filed, and (iii) $0.8 million of excess tax benefits associated with share-based compensation. Income taxes for the nine months ended August 31, 2017 included $17.3 million of discrete tax benefits consisting of the following: (i) $9.4 million related to excess tax benefits associated with share-based compensation, (ii) the reversal of unrecognized tax benefits and related interest of $6.8 million associated with the expiration of statute of limitations and settlement of tax audits in various jurisdictions, (iii) $1.2 million for an adjustment to a prior year tax accrual based on the final return filed, less (iv) a net detriment of $0.1 million resulting from the revaluation of deferred tax assets related to legislation enacted in the first quarter of 2017.

As of August 31, 2018, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

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
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Average shares outstanding – basic	131.6	126.3	131.4	125.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.6	1.5	1.6	1.7
Average shares outstanding – diluted	133.2	127.8	133.0	127.2

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2018 and 2017 which were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Anti-dilutive securities	0.3	1.3	0.4	1.1
The following table sets forth the common stock activity for the three and nine months ended August 31, 2018 and 2017 (in millions):

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.5	—	1.0	0.6
Shares issued in connection with RB Foods acquisition	—	6.4	—	6.4
Shares repurchased under the stock repurchase program	0.1	—	0.4	1.4
As of August 31, 2018, $149.3 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in millions):

	August 31, 2018	August 31, 2017	November 30, 2017
Foreign currency translation adjustment	$(197.3)	$(114.5)	$(124.4)
Unrealized loss on foreign currency exchange contracts	(1.5)	(4.1)	(3.6)
Unamortized value of settled interest rate swaps	0.8	1.0	0.8
Pension and other postretirement costs	(156.1)	(148.3)	(152.3)
Accumulated other comprehensive loss	$(354.1)	$(265.9)	$(279.5)

In conjunction with the adoption of ASU No. 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220)–Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $20.9 million of other comprehensive income, primarily associated with pension and other postretirement plans, from accumulated other comprehensive income to retained earnings effective December 1, 2017.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and nine months ended August 31, 2018 and 2017 (in millions):

	Three months ended		Nine months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.2)	$0.1	$(0.4)	$0.2	Interest expense
Foreign exchange contracts	0.8	(0.3)	3.5	(2.1)	Cost of goods sold
Total before tax	0.6	(0.2)	3.1	(1.9)
Tax effect	(0.1)	0.1	(0.6)	0.6	Income taxes
Net, after tax	$0.5	$(0.1)	$2.5	$(1.3)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(2.2)	$(0.3)	$(6.0)	$0.3	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	3.1	2.3	9.5	7.4	SG&A expense/ Cost of goods sold
Total before tax	0.9	2.0	3.5	7.7
Tax effect	(0.2)	(0.7)	(0.8)	(2.7)	Income taxes
Net, after tax	$0.7	$1.3	$2.7	$5.0

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2018
Net sales	$790.8	$554.5	$1,345.3
Operating income excluding special charges and transaction and integration expenses	154.1	87.8	241.9
Income from unconsolidated operations	7.7	0.7	8.4

Three months ended August 31, 2017
Net sales	$696.8	$488.4	$1,185.2
Operating income excluding special charges and transaction and integration expenses	139.7	64.1	203.8
Income from unconsolidated operations	6.8	1.4	8.2

Nine months ended August 31, 2018
Net sales	$2,333.6	$1,576.1	$3,909.7
Operating income excluding special charges and transaction and integration expenses	417.4	227.0	644.4
Income from unconsolidated operations	20.8	3.1	23.9

Nine months ended August 31, 2017
Net sales	$1,991.8	$1,351.4	$3,343.2
Operating income excluding special charges and transaction and integration expenses	328.9	150.0	478.9
Income from unconsolidated operations	20.0	3.6	23.6

A reconciliation of operating income excluding special charges and, for the three and nine months ended August 31, 2018, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2018
Operating income excluding special charges and transaction and integration expenses	$154.1	$87.8	$241.9
Less: Special charges	2.2	1.1	3.3
Less: Transaction and integration expenses	3.8	1.8	5.6
Operating income	$148.1	$84.9	$233.0

Three months ended August 31, 2017
Operating income excluding special charges and transaction and integration expenses	$139.7	$64.1	$203.8
Less: Special charges	3.0	1.7	4.7
Less: Transaction and integration expenses included in cost of goods sold	3.2	2.7	5.9
Less: Other transaction and integration expenses	16.3	8.2	24.5
Operating income	$117.2	$51.5	$168.7

Nine months ended August 31, 2018
Operating income excluding special charges and transaction and integration expenses	$417.4	$227.0	$644.4
Less: Special charges	8.6	5.3	13.9
Less: Transaction and integration expenses	14.8	7.3	22.1
Operating income	$394.0	$214.4	$608.4

Nine months ended August 31, 2017
Operating income excluding special charges and transaction and integration expenses	$328.9	$150.0	$478.9
Less: Special charges	8.5	4.5	13.0
Less: Transaction and integration expenses included in cost of goods sold	3.2	2.7	5.9
Less: Other transaction and integration expenses	16.3	8.2	24.5
Operating income	$300.9	$134.6	$435.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2018, we expect to grow sales 12% to 14%, including an estimated 1% favorable impact from currency rates, or 11% to 13% on a constant currency basis. The incremental impact of the RB Foods acquisition is expected to contribute approximately 8% of that sales growth. We expect further increases in volume and product mix in our base business to drive the remaining sales growth anticipated in 2018 as, with material cost inflation projected in the low single digits, we do not expect significant pricing impact in 2018 other than the incremental impact of actions taken in 2017.
In 2018, we expect adjusted gross profit margin to be approximately 175 to 225 basis points higher than 2017, due to the effects of favorable business mix and CCI-led cost savings.
Led by CCI, we expect to reach cost savings of at least $105 million in 2018, with a large portion impacting our cost of goods sold.
In 2018, we expect a significant increase in operating income, in part, due to the effects of the RB Foods acquisition, including the related transaction and integration expenses recorded in 2017. We expect 2018’s adjusted operating income to increase 22% to 23%, which includes the incremental impact of the RB Foods acquisition, expected increases in brand marketing, higher distribution costs, including freight, and a minimal impact from currency rates. For 2018, we plan to increase brand marketing at a rate above our sales growth.
Diluted earnings per share was $3.72 in 2017. Diluted earnings per share for 2018 are projected to range from $7.03 to $7.08. Excluding the per share impact of special charges of $0.12 and transaction and integration expenses related to the RB Foods acquisition of $0.42 in 2017, adjusted diluted earnings per share was $4.26 in 2017. Adjusted diluted earnings per share (excluding an estimated $2.32 per share non-recurring benefit from U.S. Tax Act changes, an estimated $0.11 per share impact from special charges and an estimated $0.13 per share impact from integration expenses related to the RB Foods acquisition) are projected to be $4.95 to $5.00 in 2018. We expect adjusted diluted earnings per share in 2018 to grow 16% to 17%, which includes minimal impact from currency rates, over adjusted diluted earnings per share of $4.26 in 2017. We expect this growth rate to be mainly driven by increased adjusted operating income and a lower adjusted income tax rate which will more than offset the effects of higher interest expense and higher diluted shares.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net sales	$1,345.3	$1,185.2	$3,909.7	$3,343.2
Percent increase	13.5%	8.6%	16.9%	5.0%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.5%	2.4%	2.5%	1.1%
Pricing actions	0.5%	2.0%	0.5%	2.2%
Acquisitions	9.6%	4.0%	11.6%	3.2%
Foreign exchange	(0.1)%	0.2%	2.3%	(1.5)%
Gross profit	$594.9	$484.4	$1,690.1	$1,342.0
Gross profit margin	44.2%	40.9%	43.2%	40.1%
Sales for the third quarter of 2018 increased by 13.5% from the prior year level and by 13.6% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Sales in the third quarter of 2018 increased in both our consumer and flavor solutions segments. The incremental impact of the RB Foods acquisition, completed on August 17, 2017, added 9.6% to net sales. In addition, pricing actions added 0.5% to sales and favorable volume and product mix increased sales by 3.5%. Both our consumer and flavor solutions segments experienced increases in volume and product mix. Sales were impacted by unfavorable foreign currency rates that decreased sales 0.1% compared to the year-ago quarter and is excluded from our measure of sales growth of 13.6% on a constant currency basis.

Sales for the nine months ended August 31, 2018 increased by 16.9% from the prior year level and by 14.6% on a constant currency basis. For the nine months ended August 31, 2018, sales increased over the prior year in both our consumer and flavor solutions segments. The incremental impact of acquisitions added 11.6% to sales, primarily driven by the RB Foods acquisition, during the nine months ended August 31, 2018. In addition, pricing actions added 0.5% to sales and favorable volume and product mix increased sales by 2.5%, as compared to the first nine months of 2017. Sales were impacted by favorable foreign currency rates that added 2.3% to sales for the nine months ended August 31, 2018 compared to the same period in 2017 and is excluded from our measure of sales growth of 14.6% on a constant currency basis.
Gross profit for the third quarter of 2018 increased by $110.5 million, or 22.8%, over the comparable period in 2017. Gross profit for the nine months ended August 31, 2018 increased by $348.1 million, or 25.9% over the comparable period in 2017. Our gross profit margins for the three and nine months ended August 31, 2018 were 44.2% and 43.2%, respectively, an increase of 330 basis points and 310 basis points, respectively, from the same periods in 2017. While the expansion in our gross profit margin for both the third quarter and first nine months of 2018 includes an accretive impact from our acquisition of the RB Foods' business, our core business was also a driver of that expansion as CCI-led cost savings and the shift in our core product portfolio to more value-added products continue to drive profit expansion across both our segments. Margin expansion in the 2018 periods benefited from the absence of a $5.9 million increase in cost of goods sold in the three- and nine-month periods ended August 31, 2017 that represented the amortization of the fair value adjustment to the acquired inventories of RB Foods in the months immediately following the acquisition.

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Selling, general & administrative expense (SG&A)	$353.0	$286.5	$1,045.7	$869.0
Percent of net sales	26.2%	24.2%	26.7%	26.0%

SG&A increased by $66.5 million in the third quarter of 2018 compared to the 2017 level, primarily as a result of the incremental SG&A associated with our RB Foods acquisition coupled with a $21 million increase in brand marketing costs and higher distribution costs, including freight, net of CCI-led cost savings. SG&A as a percent of net sales increased by 200 basis points from the year-ago quarter to 26.2% in the third quarter of 2018 due to: (i) higher distribution costs, including freight, during the third quarter of 2018, and (ii) a sharply higher investment in brand marketing during the third quarter of 2018.

SG&A increased by $176.7 million in the nine months ended August 31, 2018 compared to the 2017 level, primarily as a result of incremental SG&A associated with our acquisition of RB Foods coupled with higher distribution costs, including freight increases due to constrained carrier capacity in the U.S., and increased brand marketing costs, offset in part by CCI-led cost savings and the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in the first nine months of 2018 as compared to the 2017 period. SG&A as a percent of net sales for the nine months ended August 31, 2018 was 26.7%, which was an increase of 70 basis points over the comparable 2017 period.

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	Aug 31, 2018	Aug 31, 2017
Total special charges	$3.3	$4.7	$13.9	$13.0

During the three months ended August 31, 2018, we recorded $3.3 million of special charges, consisting primarily of: (i) $3.1 million related to our GE initiative, as more fully described below; and (ii) $0.1 million related to employee severance benefits and other costs directly associated with the relocation of our Chinese manufacturing facilities. Of the $3.1 million in special charges recognized in the third quarter of 2018 related to our GE initiative, $2.6 million related to third party expenses and $0.5 million represented an employee severance charge.

During the nine months ended August 31, 2018, we recorded $13.9 million of special charges, consisting primarily of: (i) $9.8 million related to our GE initiative, consisting of $6.1 million of third party expenses, $0.7 million of employee severance charges and a non-cash asset impairment charge of $3.0 million. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise resource planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.; (ii) the one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and more fully described in note 9; (iii) $0.9 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand.

During the three months ended August 31, 2017, we recorded $4.7 million of special charges, consisting primarily of $1.8 million related to third party expenses incurred associated with our evaluation of changes relating to our GE initiative, $1.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities, $1.1 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand and $0.4 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017.

During the nine months ended August 31, 2017, we recorded $13.0 million of special charges, consisting primarily of $7.3 million related to third party expenses incurred associated with our evaluation of changes relating to our GE initiative, $2.3 million for severance and other exit costs associated with our EMEA region’s closure of its manufacturing plant in Portugal in mid-2017, $1.4 million related to employee severance benefits and other costs directly associated with the relocation of one of Chinese manufacturing facilities, $1.5 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility under construction in Thailand, and $0.6 million related to other exit costs associated with actions undertaken to enhance organization efficiency and streamline processes in our EMEA region. These charges were partially offset by a $0.3 million net credit recorded during the nine months ended August 31, 2017 related to our finalization of special charges associated with the 2015 discontinuance of Kohinoor's non-profitable bulk-packaged and broken basmati rice product lines.

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Transaction expenses included in cost of goods sold	$—	$5.9	$—	$5.9
Transaction expenses included in other debt costs	—	15.4	—	15.4
Other transaction and integration expenses	5.6	24.5	22.1	24.5
Total	$5.6	$45.8	$22.1	$45.8

Total transaction and integration expenses related to the RB Foods acquisition are anticipated to approximate $23 million in 2018. These costs primarily consist of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. In the three- and nine-month periods ended August 31, 2018, we incurred transaction and integration expenses of $5.6 million and $22.1 million, respectively, and expect to incur the remainder in the fourth quarter of 2018.

We incurred total transaction and integration expenses of $45.8 million in the three and nine months ended August 31, 2017. These expenses primarily consist of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including amortization of the acquisition-date fair value adjustment of inventories of $5.9 million included in cost of goods sold; and the costs related to the Bridge financing commitment of $15.4 million included in other debt costs.

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Interest expense	$44.7	$21.5	$130.7	$50.9
Other income, net	1.7	1.2	4.7	2.5

Interest expense was higher in the three and nine months ended August 31, 2018, compared to the same periods of the prior year, due primarily to an increase in average total borrowings related to the incurrence of $3.7 billion in debt in August 2017 to finance our acquisition of RB Foods. Other income, net for the three and nine months ended August 31, 2018 increased $0.5 million and $2.2 million, respectively, from the 2017 level. The increase in other income, net for the three and nine months ended August 31, 2018 was comprised of higher interest income together with lower non-operating foreign currency transaction losses recognized in 2018, both as compared to the 2017 periods.

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Income from consolidated operations before income taxes	$190.0	$133.0	$482.4	$371.7
Income tax expense (benefit)	24.9	33.0	(213.1)	93.6
Effective tax rate	13.1%	24.8%	(44.2)%	25.2%
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
As more fully described in note 9 of the accompanying financial statements, the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) was enacted in December 2017. The U.S. Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in calendar year 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740, Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $308.2 million associated with the U.S. Tax Act during the nine months ended August 31, 2018. This amount includes a $381.4 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $73.2 million. That net transition tax impact is comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $72.3 million together with additional foreign withholding taxes of $5.2 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that are no longer considered indefinitely reinvested, less a $4.3 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As more fully disclosed in note 9 of the accompanying financial statements, the $308.2 million net benefit recognized during the nine months ended August 31, 2018 related to the U.S. Tax Act is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed. During the third quarter of 2018, we recognized a tax benefit of $10.3 million as a change in estimate to the $297.9 million provisional net benefit recognized in the first quarter of 2018.
Income tax expense for the quarter ended August 31, 2018 included net discrete tax benefits of $20.6 million, including the $10.3 million tax benefit associated with the change in estimate related to the net benefit of the U.S. Tax Act previously described and $7.9 million of excess tax benefits associated with share-based compensation. Income tax expense for the nine months ended August 31, 2018 included net discrete tax benefits of $326.0 million, including the $308.2 million net benefit of the U.S. Tax Act previously described and $12.4 million of excess tax benefits associated with share-based compensation. See note 9 of the accompanying financial statements for a further description of these discrete items.
Income tax expense for the three and nine months ended August 31, 2017 included net discrete tax benefits of $6.6 million and $17.3 million, respectively (including $0.8 million and $9.4 million, respectively, of excess tax benefits associated with share-based payments to employees). See note 9 of the accompanying financial statements for a further description of these discrete items.
Absent additional discrete items in the fourth quarter of 2018, we expect our annual effective tax rate, excluding the $308.2 million net benefit of the U.S. Tax Act described above and any change thereto during the fourth quarter, will approximate 21% for 2018.

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Income from unconsolidated operations	$8.4	$8.2	$23.9	$23.6
Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, increased by $0.2 million and $0.3 million for the three and nine months ended August 31, 2018, respectively. Those increases were attributable to higher earnings of our unconsolidated affiliates which were partially offset by the impact of eliminating higher earnings of our non-controlling interests, both as compared to the 2017 periods.
The increase in earnings attributable to non-controlling interests in the three- and nine-month periods ended August 31, 2018 as compared to the corresponding 2017 periods were primarily due to higher earnings of McCormick Kutas, our consolidated joint venture based in Turkey.
The following table outlines the major components of the change in diluted earnings per share from 2017 to 2018:

	Three months ended August 31,	Nine months ended August 31,
2017 Earnings per share – diluted	$0.85	$2.37
Increase in operating income	0.22	0.96
Impact of net discrete tax benefit recognized as a result of the U.S. Tax Act	0.08	2.32
Decrease in special charges, net of taxes	0.01	—
Decrease in transaction and integration expenses attributable to RB Foods acquisition, net of taxes	0.20	0.11
Increase in interest expense, net of taxes	(0.13)	(0.47)
Increase in other income, net of taxes	—	0.01
Increase in unconsolidated income	—	0.01
Other impact of income taxes	0.12	0.25
Impact of higher shares outstanding	(0.05)	(0.15)
2018 Earnings per share – diluted	$1.30	$5.41

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

CONSUMER SEGMENT

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
(in millions)
Net sales	$790.8	$696.8	$2,333.6	$1,991.8
Percent increase	13.5%	5.3%	17.2%	2.8%
Segment operating income	$154.1	$139.7	$417.4	$328.9
Segment operating income margin	19.5%	20.0%	17.9%	16.5%
In the third quarter of 2018, sales of our consumer segment increased by 13.5%, as compared to the third quarter of 2017, and increased by 13.4% on a constant currency basis. The incremental impact of the RB Foods acquisition added 9.9% to consumer segment sales in the third quarter of 2018. Pricing actions improved sales by 1.0% while favorable volume and product mix added 2.5% to sales in the third quarter of 2018 compared to the same period last year. Sales in the quarter reflected a favorable impact from foreign currency rates that increased consumer segment sales by 0.1% compared to the year-ago quarter and is excluded from our measure of sales growth of 13.4% on a constant currency basis.
In the Americas, consumer sales rose 18.1% in the third quarter of 2018 as compared to the third quarter of 2017 and rose by 18.2% on a constant currency basis. For the third quarter of 2018, the incremental impact of pricing actions taken in 2017, together with 2018 actions, added 1.3% to sales while volume and product mix increased sales for the quarter by 2.8%, both as compared to the corresponding period in 2017. The incremental impact of the RB Foods acquisition added 14.1% to sales for the third quarter of 2018. In addition to these factors, the unfavorable impact of foreign currency rates decreased sales by 0.1% in the quarter and is excluded from our measure of sales growth of 18.2% on a constant currency basis.
In the EMEA region, consumer sales decreased 0.3% in the third quarter of 2018 as compared to the third quarter of 2017 and decreased by 0.8% on a constant currency basis. Sales were negatively impacted by volume and product mix during the quarter that reduced sales by 2.1%, which offset favorable pricing impacts of 0.2%. Decreases due to volume and product mix were driven by lower sales in France and Poland during the third quarter of 2018. The incremental impact of our acquisition of RB Foods added 1.1% to sales in the third quarter of 2018. During the third quarter of 2018, a favorable impact from foreign currency rates increased sales by 0.5% compared to the year-ago period and is excluded from our measure of sales decline of 0.8% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 9.3% in the third quarter of 2018 and increased by 8.6% on a constant currency basis. Sales in the quarter reflected increases of 0.7% attributable to pricing actions and 7.9% from improvements in volume and product mix, led by increased sales in China, particularly in ketchup, sauces, recipe mixes, and bouillon. A favorable impact from foreign currency rates, which increased sales by 0.7% compared to the third quarter of 2017, is excluded from our measure of sales growth of 8.6% on a constant currency basis.
For the nine months ended August 31, 2018, our consumer segment sales rose by 17.2% compared to the year-ago period and by 14.6% on a constant currency basis. The acquisition of RB Foods added 12.0% to our consumer segment sales for the first nine months of 2018 in addition to pricing actions and improved volume and product mix that added 0.8% and 1.8%, respectively, all in comparison to the 2017 levels. A favorable impact from foreign currency rates in the first nine months of 2018 increased sales by 2.6% compared to the prior year and is excluded from our measure of sales growth of 14.6% on a constant currency basis.
We grew segment operating income for our consumer segment by $14.4 million, or 10.3%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase in segment operating income was due to the contribution by the acquired RB Foods business, coupled with CCI-led cost savings, which in aggregate offset higher distribution costs, including freight, and a sharply higher investment in brand marketing. On a constant currency basis, segment operating income for our consumer segment rose by 10.2% in the third quarter of 2018 in comparison to the same period in 2017. Segment operating margin for our consumer segment declined by 50 basis points in the third quarter of 2018 to 19.5%, as an improvement in gross margins and the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in the third quarter of 2018 as compared to the 2017 period was more than offset by increased investment in brand marketing and higher distribution costs, including freight, as compared to the 2017 period.
We grew segment operating income for our consumer segment by $88.5 million, or 26.9%, for the nine months ended August 31, 2018 as compared to the same period of 2017. On a constant currency basis, segment operating income for our consumer segment rose by 24.9% in the nine months ended August 31, 2018 in comparison to the same period in 2017. Segment operating margin for our consumer segment rose by 140 basis points in the first three quarters of 2018 to 17.9%, driven by a higher gross profit margin and the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in the first nine months of 2018 as compared to the 2017 period, partially offset by an increase in SG&A as a percentage of sales driven by increased investment in brand marketing and higher distribution costs, including freight. That gross profit margin improvement includes the accretive impact attributable to the RB Foods acquisition as well as expansion in our core business, in part, from CCI-led cost savings and favorable product mix.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Nine months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017

Net sales	$554.5	$488.4	$1,576.1	$1,351.4
Percent increase	13.5%	13.8%	16.6%	8.4%
Segment operating income	$87.8	$64.1	$227.0	$150.0
Segment operating income margin	15.8%	13.1%	14.4%	11.1%
In the third quarter of 2018, sales of our flavor solutions segment increased by 13.5%, as compared to the third quarter of 2017, and increased by 14.0% on a constant currency basis. The RB Foods acquisition increased flavor solutions segment sales by 9.3% during the third quarter of 2018. Lower pricing during the period decreased sales by 0.3% while favorable volume and product mix added 5.0% to segment sales in the third quarter of 2018. An unfavorable impact from foreign currency rates decreased flavor solutions segment sales by 0.5% compared to the year-ago quarter and is excluded from our measure of sales growth of 14.0% on a constant currency basis.
In the Americas, flavor solutions sales increased by 18.6% during the third quarter of 2018 from the prior year level and increased by 19.3% on a constant currency basis. Our RB Foods acquisition and improved volume and product mix added 13.9% and 5.7%, respectively, to flavor solutions sales in the Americas during the third quarter of 2018. The improved volume and product mix during the quarter was led by higher sales to several large custom flavor solutions customers. Sales in the Americas were negatively impacted during the third quarter by a decline in pricing that decreased sales by 0.3% and the impact from a global realignment of a major customer's sales to EMEA. An unfavorable impact from foreign currency rates decreased sales by 0.7% compared to the third quarter of 2017 and is excluded from our measure of sales growth of 19.3% on a constant currency basis.
In the EMEA region, flavor solutions sales increased by 5.8% in the third quarter of 2018 from the prior year level and increased by 6.6% on a constant currency basis. Improved volume and product mix, as compared to the prior year period, increased segment sales by 6.1% primarily due to higher sales in the U.K. and Turkey as well as the previously described global realignment of a major customer's sales from the Americas to EMEA. In addition, the acquisition of RB Foods increased segment sales by 0.6% in the third quarter of 2018 over the comparable 2017 period, while pricing actions decreased sales by 0.1%. An unfavorable impact from foreign currency rates decreased sales by 0.8% compared to the second quarter of 2017 and is excluded from our measure of sales growth of 6.6% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 0.6% in the third quarter of 2018 from the prior year level and decreased by 1.4% on a constant currency basis. Unfavorable volume and product mix, primarily in Australia, decreased sales by 0.8% during the quarter. Decreased pricing as compared to the prior year period resulted in a 0.6% decline in sales. A favorable impact from foreign currency rates increased sales by 0.8% compared to the third quarter of 2017 and is excluded from our measure of sales decline of 1.4% on a constant currency basis.

For the nine months ended August 31, 2018, flavor solutions segment sales increased 16.6%, as compared to the prior year, and increased by 14.7% on a constant currency basis. Flavor solutions segment sales rose in the first nine months of 2018 due to the impact of acquisitions, primarily the RB Foods acquisition, which contributed 11.1% of the segment's sales increase, as well as to the impact of favorable volume and product mix that added 3.6% to sales. A favorable impact from foreign currency rates also increased sales by 1.9% from the 2017 levels and is excluded from our measure of sales growth of 14.7% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $23.7 million, or 37.0%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase in segment operating income was driven by the contribution of the acquired RB Foods business, together with CCI-led cost savings and a shift in the segment’s sales to higher margin products. On a constant currency basis, segment operating income for our flavor solutions segment rose by 39.8% in the third quarter of 2018, in comparison to the same period in 2017. Segment operating margin for our flavor solutions segment rose by 270 basis points to 15.8% in the third quarter of 2018. This basis point improvement was driven by a higher gross profit margin offset in part by higher SG&A as a percentage of net sales, which reflects higher distribution costs, including freight.
Segment operating income for our flavor solutions segment rose by $77.0 million, or 51.3%, for the nine months ended August 31, 2018 as compared to the same period of 2017. The increase in segment operating income was due to the RB Foods acquisition, coupled with CCI-led cost savings. On a constant currency basis, segment operating income for our flavor solutions segment rose by 50.5% in the nine months ended August 31, 2018, in comparison to the same period in 2017. Segment operating margin for our flavor solutions segment rose by 330 basis points in the first nine months of 2018 from the year-ago period to 14.4%, driven by a higher gross profit margin offset, in part, by higher SG&A as a percentage of net sales, which reflects higher distribution costs, including freight.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We utilize foreign currency exchange contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain of the portfolio of our forward foreign currency contracts:

	August 31, 2018	August 31, 2017	November 30, 2017
Notional value	$430.4	$475.0	$405.9
Unrealized net gain (loss)	(3.6)	(3.6)	8.0
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	August 31, 2018	August 31, 2017	November 30, 2017
Notional value	$100.0	$100.0	$100.0
Unrealized net gain (loss)	(6.0)	0.3	(2.5)
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of August 31, 2018, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2017.

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

•
Income taxes associated with the U.S. Tax Act–In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net income tax benefit of $10.3 million and $308.2 million during the three- and nine-month periods ended August 31, 2018, respectively, which includes the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries.

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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2017	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2018
		August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Gross profit	$2,010.2	$594.9	$484.4	$1,690.1	$1,342.0
Impact of transaction and integration expenses included in cost of goods sold (1)	20.9	—	5.9	—	5.9
Adjusted gross profit	$2,031.1	$594.9	$490.3	$1,690.1	$1,347.9
Adjusted gross profit margin (2)	42.0%	44.2%	41.4%	43.2%	40.3%
Operating income	$702.4	$233.0	$168.7	$608.4	$435.5
Impact of transaction and integration expenses (1)	61.7	5.6	30.4	22.1	30.4
Impact of special charges	22.2	3.3	4.7	13.9	13.0
Adjusted operating income	$786.3	$241.9	$203.8	$644.4	$478.9
Adjusted operating income margin (3)	16.3%	18.0%	17.2%	16.5%	14.3%

Income tax expense (benefit)	$151.3	$24.9	$33.0	$(213.1)	$93.6
Non-recurring benefit, net, of the U.S. Tax Act (4)	—	10.3	—	308.2	—
Impact of transaction and integration expenses (1)	23.6	1.3	14.7	4.8	14.7
Impact of special charges	6.4	0.8	1.5	3.3	3.9
Adjusted income tax expense	$181.3	$37.3	$49.2	$103.2	$112.2
Adjusted income tax rate (5)	26.1%	18.8%	26.8%	19.9%	26.1%

Net income	$477.4	$173.5	$108.2	$719.4	$301.7
Impact of transaction and integration expenses (1)	53.5	4.3	31.1	17.3	31.1
Impact of special charges	15.8	2.5	3.2	10.6	9.1
Non-recurring benefit, net, of the U.S. Tax Act (3)	—	(10.3)	—	(308.2)	—
Adjusted net income	$546.7	$170.0	$142.5	$439.1	$341.9

Earnings per share – diluted	$3.72	$1.30	$0.85	$5.41	$2.37	$7.03 to $7.08
Impact of transaction and integration expenses (1)	0.42	0.04	0.24	0.13	0.24	0.13
Impact of total special charges	0.12	0.02	0.03	0.08	0.08	0.11
Non-recurring benefit, net, of the U.S. Tax Act (4)	—	(0.08)	—	(2.32)	—	(2.32)
Adjusted earnings per share – diluted	$4.26	$1.28	$1.12	$3.30	$2.69	$4.95 to $5.00

(1)
As more fully described in note 2 to our accompanying financial statements and our financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the year ended November 30, 2017 and for the three and nine months ended August 31, 2018 and August 31, 2017 (in millions):

		For the year ended November 30, 2017	For the three months ended	For the nine months ended	For the three and nine months ended
			August 31, 2018	August 31, 2018	August 31, 2017
	Transaction and integration expenses included in cost of goods sold	$20.9	$—	$—	$5.9
	Reflected in transaction and integration expenses	40.8	5.6	22.1	24.5
	Transaction and integration expenses included in operating income	61.7	5.6	22.1	30.4
	Transaction and integration expenses included in other debt costs	15.4	—	—	15.4
	Total pre-tax transaction and integration expenses	77.1	5.6	22.1	45.8
	Less: Tax effect	(23.6)	(1.3)	(4.8)	(14.7)
	Total after-tax transaction and integration expenses	$53.5	$4.3	$17.3	$31.1

(2)	Adjusted gross margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(3)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(4)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $10.3 million and $308.2 million for the three- and nine-month periods ended August 31, 2018, respectively, is more fully described in note 9 of the accompanying financial statements. While based upon estimates and judgments that we believe to be reasonable, this net tax benefit related to the U.S. Tax Act is provisional and may change during the measurement period as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that presently assumed.

(5)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges, or $198.9 million and $518.4 million for the three and nine months ended August 31, 2018, respectively, $183.5 million and $430.5 million for the three and nine months ended August 31, 2017, respectively, and $694.1 million for the year ended November 30, 2017.

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

Constant currency growth rates follow:

	Three Months Ended August 31, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	18.1%	(0.1)%	18.2%
EMEA	(0.3)%	0.5%	(0.8)%
Asia/Pacific	9.3%	0.7%	8.6%
Total Consumer	13.5%	0.1%	13.4%
Flavor Solutions segment:
Americas	18.6%	(0.7)%	19.3%
EMEA	5.8%	(0.8)%	6.6%
Asia/Pacific	(0.6)%	0.8%	(1.4)%
Total Flavor Solutions	13.5%	(0.5)%	14.0%
Total net sales	13.5%	(0.1)%	13.6%

Adjusted operating income:
Consumer segment	10.3%	0.1%	10.2%
Flavor Solutions segment	37.0%	(2.8)%	39.8%
Total adjusted operating income	18.7%	(0.8)%	19.5%

	Nine Months Ended August 31, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	20.8%	0.2%	20.6%
EMEA	9.1%	8.5%	0.6%
Asia/Pacific	12.1%	5.0%	7.1%
Total Consumer	17.2%	2.6%	14.6%
Flavor Solutions segment:
Americas	20.1%	0.4%	19.7%
EMEA	12.3%	5.6%	6.7%
Asia/Pacific	4.6%	4.4%	0.2%
Total Flavor Solutions	16.6%	1.9%	14.7%
Total net sales	16.9%	2.3%	14.6%

Adjusted operating income:
Consumer segment	26.9%	2.0%	24.9%
Flavor Solutions segment	51.3%	0.8%	50.5%
Total adjusted operating income	34.6%	1.7%	32.9%

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
appropriate.

Projection for Year Ending November 30, 2018
Percentage change in net sales	12% to 14%
Impact of favorable foreign currency exchange	1%
Percentage change in net sales in constant currency	11% to 13%

Projection for Year Ending November 30, 2018
Percentage change in adjusted earnings per share	16% to 17%
Impact of foreign currency exchange	—%
Percentage change in adjusted earnings per share in constant currency	16% to 17%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually commencing on November 30, 2018. As of August 31, 2018, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended August 31, 2018, August 31, 2017 and November 30, 2017:

	August 31, 2018	August 31, 2017	November 30, 2017
Net income	$895.1	$459.1	$477.4
Depreciation and amortization	147.2	116.0	125.2
Interest expense	175.5	65.2	95.7
Income tax expense	(155.4)	155.1	151.3
EBITDA	$1,062.4	$795.4	$849.6
Adjustments to EBITDA (1)(2)	96.6	82.0	117.4
Adjusted EBITDA	$1,159.0	$877.4	$967.0

Net debt (3)	$4,985.1	$5,285.9	$4,915.3

Leverage ratio (1)	4.3	6.0	5.1

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, stock-based compensation expense and transaction and integration costs (related to the RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. Our leverage ratio, including the pro-forma impact of acquisitions, under the terms of those agreements as of August 31, 2017 and November 30, 2017 was 4.9 and 4.5, respectively.

(3)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements define net debt as the sum of short-term borrowings, current portion of long-term debt and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

Our long-term target for our leverage ratio is 1.5 to 1.8. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2018	August 31, 2017

Net cash provided by operating activities	$389.0	$303.0
Net cash used in investing activities	(113.4)	(4,435.1)
Net cash (used in) provided by financing activities	(392.7)	4,166.7
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

Operating Cash Flow—Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2018, cash flow from operations increased by $86.0 million over the same period of 2017. The 2018 increase was primarily due to higher net income, exclusive of the non-cash non-recurring net income tax benefit of $308.2 million related to the U.S. Tax Act. The effect of increases in other non-cash expenses, including depreciation and amortization and stock-based compensation expense, in the first nine months of 2018, as compared to the corresponding 2017 period, also contributed to higher cash flow from operations; however, those increases in non-cash expenses offset the greater use of cash associated with operating assets and liabilities in 2018. A higher level of cash interest payments in 2018, associated with the financing of our RB Foods acquisition, are more heavily weighted to our first and third fiscal quarters.
Investing Cash Flow—Investing activities used cash of $113.4 million and $4,435.1 million for the nine months ended August 31, 2018 and 2017, respectively. That decline was primarily attributable to our acquisition of the RB Foods and Giotti businesses that used $4,203.4 million and $124.0 million, respectively, in the 2017 period. During the first nine months of 2018, capital expenditures increased by $4.2 million from the 2017 level to $112.6 million. Capital expenditures for fiscal year 2018 are expected to be approximately $200 million to support our planned growth.
Financing Cash Flow—Financing activities used cash of $392.7 million for the first nine months of 2018, as compared to cash provided of $4,166.7 million for the corresponding period in 2017. The primary drivers behind this change were as follows.

In the first nine months of 2018 our net borrowing activity used cash of $176.6 million as compared to cash provided of $3,930.4 million in the first nine months of 2017. In 2018, we increased our short-term borrowings, on a net basis, by $386.1 million and borrowed $25.9 million under long-term borrowing arrangements. During the nine months ended August 31, 2018, we repaid our $250 million 5.75% notes that matured on December 15, 2017 and repaid $336.3 million of our $1,500.0 million term loans issued in August 2017. During the nine months ended August 31, 2017, we issued $4,000.0 million of long-term debt, including $2,500.0 million of notes and $1,500.0 million of term loans. The net proceeds from the issuance of this long-term debt in the first nine months of 2017 were $3,977.6 million and, during that period, we also paid $6.1 million of costs associated with the issuances of debt and our $1.0 billion revolving credit facility. During the nine months ended August 31, 2017, we repaid, on a net basis, $43.3 million of short-term borrowings.

During the nine months ended August 31, 2017, we issued 6,353,591 shares of our common stock non-voting in connection with our acquisition of RB Foods, which included 828,729 shares from the exercise of the underwriters' option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million.
We increased dividends paid to $204.9 million in the first nine months of 2018 from $176.0 million of dividends paid in the same period last year.
During the nine months ended August 31, 2018, we received proceeds of $42.1 million from exercised stock options compared to $26.5 million received in the corresponding 2017 period. We also used $10.8 million and $5.4 million of cash during the nine-month periods ended August 31, 2018 and 2017, respectively, to repurchase shares associated the tax withholdings under our stock-based compensation plans.

The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2018 and 2017:

	2018	2017
Number of shares of common stock repurchased	0.4	1.4
Dollar amount	$40.0	$135.8
As of August 31, 2018, $149 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In conjunction with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program. The shares repurchased during the nine months ended August 31, 2018 were primarily funded with the proceeds from exercised stock options.
During the nine months ended August 31, 2018 and 2017, we paid $2.5 million and $19.7 million, respectively, in contingent consideration associated with our acquisition of Drogheria and Alimentari. In addition, during the nine months ended August 31, 2017, we paid $1.2 million to purchase the minority interest in our Kohinoor business in India.
The following table presents our leverage ratio for the trailing twelve-month periods ended August 31, 2018, August 31, 2017 and November 30, 2017:

	August 31, 2018	August 31, 2017	November 30, 2017
Leverage ratio	4.3	6.0	5.1

Our leverage ratio was 4.3 as of August 31, 2018 as compared to the ratios of 5.1 and 6.0 as of November 30, 2017 and August 31, 2017, respectively. The decrease in the ratio from 5.1 as of November 30, 2017 to 4.3 as of August 31, 2018 is principally due to an increase in our adjusted EBITDA.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2018, we temporarily used $124.7 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2017, we did not use any cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2018 and August 31, 2017 were $681.7 million and $732.0 million, respectively. Total average debt outstanding for the nine months ended August 31, 2018 and August 31, 2017 was $5,135.4 million and $2,231.4 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2018, the exchange rates for the Euro, Canadian dollar, Australian dollar, the Chinese renminbi and the Polish zloty were lower than at August 31, 2017. At August 31, 2018, the exchange rate for the British pound sterling was higher than at August 31, 2017. At August 31, 2018, the exchange rates for the Euro, the British pound sterling, Canadian dollar, Australian dollar, the Chinese renminbi and the Polish zloty were lower than at November 30, 2017.
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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2018 of approximately $14.0 million. In 2017, we contributed $18.7 million to our pension plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, gross margins, cost savings, acquisitions, brand marketing support, transaction and integration expenses, special charges, income tax expense and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of the U.S. Tax Act; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials and freight; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, and interest and inflation rates; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to react to certain economic and industry conditions and ability to borrow or the cost of any such additional borrowing; the interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. Tax Act; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in the company's filings with the Securities and Exchange Commission.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2018 to June 30, 2018	CS – 285	$115.51	—	$156 million
	CSNV – 8,658	$115.51	—
July 1, 2018 to July 31, 2018	CS – 21,883 (1)	$115.32	—	$154 million
	CSNV – 0	$—	—
August 1, 2018 to August 31, 2018	CS – 36,000	$121.55	—	$149 million
	CSNV – 0	$—	—
Total	CS – 58,168	$119.17	—	$149 million
	CSNV – 8,658	$115.51	—

(1)
On July 3, 2018, we purchased 21,883 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $115.32 represented the closing price of the common shares on July 3, 2018.

As of August 31, 2018, $149 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2018, we issued 424,113 shares of CSNV in exchange for shares of CS and issued 341 shares of CS in exchange for shares of CSNV.

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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2018, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; and (v) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

September 27, 2018	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

September 27, 2018	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller