Form 10-K
period 2018-11-30
MCCORMICK & CO INC
filed 2019-01-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	52-0408290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Schilling Road, Suite 1, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	New York Stock Exchange
Common Stock Non-Voting, No Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2018: $1,000,702,694
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2018: $12,249,033,270
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	9,545,617	December 31, 2018
Common Stock Non-Voting	122,602,644	December 31, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 27, 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, India, Central America, Thailand and South Africa. McCormick & Company, Incorporated was formed in 1915 under Maryland law as the successor to a business established in 1889.
In August 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million. The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. Condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments. At the time of the acquisition, annual sales of RB Foods were approximately $570 million. The results of RB Foods’ operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
Business Segments
We operate in two business segments, consumer and flavor solutions. Demand for flavor is growing globally, and across both segments we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products to meet the increasing demand for certain product attributes such as organic, reduced sodium, gluten-free and non-GMO (genetically modified organisms) and that extend from premium to value-priced.

Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2018, the consumer segment contributed approximately 61% of sales and 69% of operating income, and the flavor solutions segment contributed approximately 39% of sales and 31% of operating income.
For a discussion of our recent acquisition activity, please refer to “Management’s Discussion and Analysis–Acquisitions” and note 2 of the accompanying financial statements.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 150 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s® and Club House®, as well as brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen® and Simply Asia®. In the Europe, Middle East and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis® and Drogheria & Alimentari® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In China, we market our products under the McCormick and DaQiao® brands. In Australia, we market our spices and seasonings under the McCormick brand, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden brand. In India, we market our spices and rice products under the Kohinoor® brand. Elsewhere in the Asia/Pacific region, we market our products under the McCormick brand as well as other brands.
Our customers span a variety of retailers that include grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Approximately half of our consumer segment sales are spices, herbs and seasonings. For these products, we are a category leader in our primary markets. There are numerous competitive brands of spices, herbs and seasonings in the U.S. and additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately-owned companies. In this competitive environment, we are leading with innovation and brand marketing, and applying our analytical tools to help customers optimize the profitability of their spice and seasoning sales while simultaneously working to increase our sales and profit.
Flavor Solutions Segment. In our flavor solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly and indirectly through distributors. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades. Our range of flavor solutions remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems and compound flavors. In addition to a broad range of flavor solutions, our long-standing customer relationships are evidence of our effectiveness in building customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
Our flavor solutions segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a narrower range of flavor solutions than McCormick.
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, vanilla, garlic, capsicums (red peppers and paprika), onion, rice and wheat flour. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the United States or from our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement ("CCI") program.
Customers
Our products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers under a number of brands through a variety of retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce. In the flavor solutions segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items to enhance the flavor of their foods. Customers for the flavor solutions segment include food manufacturers and the foodservice industry supplied both directly and indirectly through distributors.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 11% of consolidated sales in 2018, 2017 and 2016. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 10% of consolidated sales in 2018 and approximately 11% in both 2017 and 2016. In 2018, 2017 and 2016 the top three customers in our flavor solutions segment represented between 48% and 54% of our global flavor solutions sales.
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
Working Capital
In order to meet increased demand for our consumer products during our fourth quarter, we usually build our inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see note 6 of the accompanying financial statements and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis.”
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
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in fiscal year 2018, and there are no material expenditures planned for such purposes in fiscal year 2019.
Employees
We had approximately 11,600 full-time employees worldwide as of November 30, 2018. Our operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. We have approximately 300 employees covered by a collective bargaining contract in the United States. At our foreign subsidiaries, approximately 2,500 employees are covered by collective bargaining agreements or similar arrangements.
Foreign Operations
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2018, approximately 40% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, acquisitions, brand marketing support, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our CCI program and global enablement ("GE") initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of Pub.L 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the "U.S. Tax Act"); the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

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
The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, import alerts and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged, and certain of our raw materials could be blocked from entering the country if they were subject to government-imposed actions. We also may become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products could cause injury or illness, or that any of our products are mislabeled or fail to meet applicable legal requirements (even if the allegation is untrue). A product recall, import alert or an adverse result in any such litigation, or negative perceptions regarding food products and ingredients, could result in our having to pay fines or damages, incur additional costs or cause customers and consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, any of which could have a negative effect on our business or financial results and, depending upon the significance of the affected product, that negative effect could be material to our business or financial results. Negative publicity about these concerns, whether or not valid, may discourage customers and consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our business, financial condition or results of operations.
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers' responses to those changes could impact our business. Our flavor solutions segment may be impacted if the reputation or perception of the customers of our flavor solutions segment declines. These factors and others could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 21% of our consolidated sales in 2018. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, pepper, vanilla, garlic, capsicums (red peppers and paprika), onion, rice and wheat flour. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacturing, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, consumer protection, competition, anti-corruption, privacy, relations with distributors and retailers, foreign supplier verification, customs and trade laws, including the import and export of products and product ingredients, employment, and health and safety. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere. In addition, the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, we bear the costs of compliance with the GDPR and are subject to the potential for fines and penalties in the event of a breach of the GDPR. These factors and others could have an adverse impact on our business, financial condition or results of operations.
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

Our ability to realize the anticipated benefits of our acquisition of RB Foods will depend on many factors including, but not limited to the following:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition of RB Foods;

•	managing the potential impact of competing or duplicative products;

•	difficulties in managing the expanded operations of a significantly larger and more complex company; and

•	challenges in obtaining new customers.
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
We operate our business and market our products internationally. In fiscal year 2018, approximately 40% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues which causes more volatility in the economic environment throughout the European Union and the United Kingdom ("U.K.") Additionally, international sales, together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union.
If the U.K. leaves the European Union with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility.  In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure.  These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations.   A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period.  With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
Increases in interest rates or changes in our credit ratings may negatively impact us.

We had total outstanding short-term borrowings of $560 million at a weighted-average interest rate of approximately 2.9% on November 30, 2018. We also had total outstanding variable rate long-term debt, including current maturities, of approximately $1,284 million at a weighted-average interest rate of approximately 3.3% on November 30, 2018. Certain of our variable rate debt, including our revolving credit facility, currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt. The interest rates under our term loans and revolving credit facilities can vary based on our credit ratings. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
After financing our acquisition of RB Foods, we have a significant amount of indebtedness outstanding. As of November 30, 2018, the indebtedness of McCormick and its subsidiaries is approximately $4.7 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

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
Our operations and reputation may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.
Our information technology systems are critically important to operating our business. We rely on our information technology systems, some of which are or may be managed or hosted by or out-sourced to third party service providers, to manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third party service providers, our business or financial results could be negatively impacted. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.
Furthermore, our information technology systems may be vulnerable to cyber-attacks or other security incidents, service disruptions, or other system or process failures. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. We have experienced in the past, and expect to continue to experience, cybersecurity threats and incidents although to date none has been material. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, conducting risk assessments of third party service providers and designing business processes to mitigate the risk of such breaches. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices and primary research facilities are leased and owned, respectively, and are located in suburban Baltimore, Maryland.
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
United States:
Hunt Valley, Maryland–consumer and flavor solutions
(3 principal plants)
Gretna, Louisiana–consumer and flavor solutions
South Bend, Indiana–consumer and flavor solutions
Atlanta, Georgia–flavor solutions
Commerce, California–consumer

Irving, Texas–flavor solutions
Lakewood, New Jersey–flavor solutions
Springfield, Missouri–consumer and flavor solutions
Canada:
London, Ontario–consumer and flavor solutions
Mexico:
Cuautitlan de Romero Rubio–flavor solutions
United Kingdom:
Haddenham, England–consumer and flavor solutions
Littleborough, England–flavor solutions
France:
Carpentras–consumer and flavor solutions
Monteux–consumer and flavor solutions
Poland:
Stefanowo–consumer
Italy:
Florence–consumer and flavor solutions (3 principal plants)
China:
Guangzhou–consumer and flavor solutions
Shanghai–consumer and flavor solutions
Wuhan–consumer
Australia:
Melbourne–consumer and flavor solutions
Palmwoods–consumer (2 principal plants)
India:
New Delhi–consumer

El Salvador:
San Salvador–consumer

Thailand:
Chonburi–consumer and flavor solutions
In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities as follows (i) in the U.S.: Belcamp and Aberdeen, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; and Springfield, Missouri; (ii) in Canada: Mississauga and London, Ontario; (iii) in Heywood, U.K. and (iv) in Genvilliers, France. We also own distribution facilities in Belcamp, Maryland and Monteux, France. In addition, we own, lease or contract other properties used for manufacturing consumer and flavor solutions products and for sales, warehousing, distribution and administrative functions.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange ("NYSE"). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKCV and MKC, respectively. We have disclosed in note 17 of the accompanying financial statements the information relating to the dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2018 was $138.81 per share for the Common Stock and $139.24 per share for the Common Stock Non-Voting.
The approximate number of holders of our common stock based on record ownership as of December 31, 2018 was as follows:

Title of class	Approximate number of record holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	9,500
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2018 to September 30, 2018	CS-0 CSNV-0	- -	- -	$149 million
October 1, 2018 to October 31, 2018	CS-20,829 CSNV-75,000	$139.13 $138.36	20,829 75,000	$137 million
November 1, 2018 to November 30, 2018	CS-23,870 (1) CSNV-37,024	$148.44 $147.53	23,870 37,024	$127 million
Total	CS-44,699 CSNV-112,024	$144.10 $141.39	44,699 112,024	$127 million

(1)
On November 14, 2018, we purchased 23,870 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $148.44 represented the closing price of the CS on November 14, 2018.

As of November 30, 2018, approximately $127 million remained of a $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition in August 2017, we have curtailed our acquisition and share repurchase activity for a period in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we repurchased shares in 2018 to mitigate the effect of shares issued upon the exercise of stock options and expect to continue this practice in 2019.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2018, we issued 1,780,959 shares of CSNV in exchange for shares of CS and issued 3,449 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2018	2017	2016	2015	2014
For the Year
Net sales	$5,408.9	$4,834.1	$4,411.5	$4,296.3	$4,243.2
Percent increase	11.9%	9.6%	2.7%	1.3%	2.9%
Operating income	903.3	702.4	641.0	548.4	603.0
Income from unconsolidated operations	34.8	33.9	36.1	36.7	29.4
Net income	933.4	477.4	472.3	401.6	437.9
Per Common Share
Earnings per share–basic	$7.10	$3.77	$3.73	$3.14	$3.37
Earnings per share–diluted	7.00	3.72	3.69	3.11	3.34
Common dividends declared	2.13	1.93	1.76	1.63	1.51
Closing price, non-voting shares–end of year	150.00	102.18	91.20	85.92	74.33
Book value per share	24.09	19.62	13.07	13.25	14.10
At Year-End
Total assets (1)	$10,256.4	$10,385.8	$4,635.9	$4,472.6	$4,382.3
Current debt	643.5	583.2	393.2	343.0	270.8
Long-term debt (1)	4,052.9	4,443.9	1,054.0	1,051.4	1,013.1
Shareholders’ equity	3,182.2	2,570.9	1,638.1	1,686.9	1,809.4
Other Financial Measures
Percentage of net sales
Gross profit	43.8%	41.6%	41.5%	40.4%	40.8%
Operating income	16.7%	14.5%	14.5%	12.8%	14.2%
Capital expenditures	$169.1	$182.4	$153.8	$128.4	$132.7
Depreciation and amortization	150.7	125.2	108.7	105.9	102.7
Common share repurchases	62.3	137.8	242.7	145.8	244.3
Dividends paid	273.4	237.6	217.8	204.9	192.4
Average shares outstanding
Basic	131.5	126.8	126.6	128.0	129.9
Diluted	133.2	128.4	128.0	129.2	131.0

(1)
Total assets and Long-term debt for fiscal year ended 2015 and 2014 reflect the provisions of Accounting Standards Updates 2015-03, related to the presentation of debt issuance costs, and 2015-17, related to the classification of deferred tax assets and liabilities, both of which we adopted as of November 30, 2016.

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. In 2018, we recorded a non-recurring benefit from the U.S. Tax Act. In 2018 and 2017, we recorded transaction and integration expenses related to our acquisition of RB Foods. In 2018, 2017, 2016, 2015 and 2014, we recorded special charges related to the completion of organization and streamlining actions, including, for 2016 and 2015, special charges related to the discontinuance of bulk-packaged and broken basmati rice product lines for our business in India. The net impact of these items is reflected in the following table:

(millions except per share data)	2018	2017	2016	2015	2014
Operating income	$(38.8)	$(83.9)	$(16.0)	$(65.5)	$(5.2)
Net income	271.4	(69.3)	(11.1)	(47.9)	(3.7)
Earnings per share–diluted	2.03	(0.54)	(0.09)	(0.37)	(0.03)

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
McCormick is a global leader in flavor. The company manufactures, markets and distributes spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and flavor solutions, as described in Item 1 of this report.
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
Base business–In 2018, we increased our investment in brand marketing by 18% as compared to 2017. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products.

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

Acquisitions–Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2015, we have completed seven acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Our acquisitions have included bolt-on opportunities and the August 17, 2017 acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. for approximately $4.2 billion, net of acquired cash. The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments.

The RB Foods acquisition resulted in acquisitions contributing more than one-third of our sales growth in 2018 and 2017.

Cost savings: We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, that also includes savings from the organization and streamlining actions described in note 3 of the accompanying financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.

Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $821.2 million in 2018, an increase from $815.3 million in 2017. In 2018, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 33 years, and to fund capital expenditures, acquisitions and share repurchases. In 2018, the return of cash to our shareholders through dividends and share repurchase was $335.7 million. Due to our increased level of indebtedness because of the RB Foods acquisition, we have curtailed our acquisition and share repurchase activity for a period in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we repurchased shares in 2018 to mitigate the effect of shares issued upon the exercise of stock options and expect to continue this practice in 2019.

On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.

In 2018, we achieved further growth of our business with net sales rising 11.9% over the 2017 level due to the following factors:

•
We grew volume and product mix, with increases in both our consumer and flavor solutions segments. This added 2.2% of sales growth. The increases were driven by new products as well as growth in the base business.

•	Pricing actions contributed 0.5% of the increase in net sales.

•	The incremental impact of the RB Foods acquisition contributed 8.0% of the increase in net sales.

•	Net sales growth was favorably impacted by fluctuations in currency rates that contributed 1.2% to sales growth. Excluding this impact, we grew sales 10.7% on a constant currency basis.

Operating income was $903.3 million in 2018 and $702.4 million in 2017. We recorded $16.3 million and $22.2 million of special charges in 2018 and 2017, respectively, related to organization and streamlining actions. In 2018 and 2017, we also recorded $22.5 million and $61.7 million of transaction and integration expenses, respectively, related to our acquisition of RB Foods that reduced operating income. In 2018, compared to the year-ago period, the favorable impact of higher sales, including the effects of the RB Foods acquisition, and $117.9 million of cost savings from our CCI program, including organization and streamlining actions, more than offset higher special charges, transaction and integration expenses, material costs and a $48.5 million increase in brand marketing. Excluding special charges together with transaction and integration expenses related to our acquisition of RB Foods, adjusted operating income was $942.1 million, an increase of 19.8%, compared to $786.3 million in the year-ago period. In constant currency, adjusted operating income rose 19.1%. For further details and a reconciliation of non-GAAP to reported amounts, see Non-GAAP Financial Measures.

Diluted earnings per share was $7.00 in 2018 and $3.72 in 2017. The year-on-year increase in earnings per share was driven mainly by a lower effective tax rate, coupled with benefits of the U.S. Tax Act, along with higher operating income, as described above, which was offset by higher interest expense and higher shares outstanding. Special charges lowered earnings per share by $0.10 and $0.12 in 2018 and 2017, respectively. Transaction and integration expenses lowered earnings per share by $0.13 and $0.42 in 2018 and 2017, respectively. In 2018, a non-recurring benefit from the U.S. Tax Act increased diluted earnings per share by $2.26. Excluding the effects of special charges, transaction and integration expenses, and the non-recurring benefit of the U.S. Tax Act, adjusted diluted earnings per share was $4.97 in 2018 and $4.26 in 2017, or an increase of 16.7%.
2019 Outlook
In connection with our pending adoption of two new accounting standards relating to revenue recognition and income statement classification of pension expense, we will, at the beginning of fiscal 2019, recast our historical income statements for 2018, 2017 and 2016 to retrospectively reflect the adoption of those standards. As more fully described in note 2 of the accompanying financial statements, while there will be no impact to net income or basic or diluted earnings per share in those years (or in interim periods within those years), we currently estimate that the adoption of those new accounting standards will result in the following aggregate income statement reclassifications to our historical results: (i) a reduction in annual sales by approximately $100 million to $110 million for each of the years ended November 30, 2018, 2017 and 2016: (ii) an increase in cost of goods sold by $176.4 million, $112.4 million, and $90.0 million for the years ended November 30, 2018, 2017 and 2016, respectively. (iii) a decrease in selling, general and administrative expense by an amount ranging from $264.2 million to $274.2 million for the year ended November 30, 2018, from $209.8 million to $219.8 million for the year ended November 30, 2017, and from $198.4 million to $208.4 million for the year ended November 30, 2016; (iv) an increase (decrease) in operating income by $(12.2) million, $(2.6) million and $8.4 million for the years ended November 30, 2018, 2017 and 2016; and (v) an increase (decrease) in non-operating income, net (or the line captioned "Other income (expense), net" in our consolidated income statements), by $12.2 million, $2.6 million, and $(8.4) million for the years ended November 30, 2018, 2017, and 2016. The adoption of these standards and related estimated reclassifications, which will be reflected retrospectively, are not anticipated to have a material impact on the growth rates for sales, adjusted operating income or adjusted earnings per share or other expectations provided with respect to our 2019 outlook included in the following paragraphs.
We project another year of strong financial performance in 2019. In 2019, we expect to grow sales 1% to 3%, including an estimated 2% unfavorable impact from currency rates, or 3% to 5% on a constant currency basis. That anticipated 2019 sales growth is primarily driven by higher volume and product mix, with some impact of pricing to offset anticipated cost increases, and consists entirely of organic growth as we do not anticipate an incremental sales impact from acquisitions in 2019. We expect our 2019 gross profit margin to be 25 to 75 basis points higher in 2019 than in 2018, in part driven by our CCI-led cost savings.
In 2019, we expect an increase in operating income of 10% to 12%, which includes an estimated 2% unfavorable impact from currency rates. That increase in operating income reflects the impact of lower special charges, estimated at $15 million in 2019 compared to $16.3 million in 2018, and the absence of $22.5 million of transaction and integration expenses incurred in 2018. Excluding special charges and, in 2018, transaction and integration expenses, we expect 2019’s adjusted operating income to increase 7% to 9%, which includes an estimated 2% unfavorable impact from currency rates, or 9% to 11% on a constant currency basis. Our CCI-led cost savings target in 2019 is approximately $110 million. In 2019, we expect to support our sales growth with a brand marketing investment comparable with the 2018 level, after consideration of the impact on both years of the adoption of the new accounting standards previously described.
Our underlying effective tax rate is projected to be higher in 2019 than in 2018 as the U.S. Tax Act was not fully effective for us, as a non-calendar year end company, in 2018. Absent the impact of discrete tax items, we estimate our underlying tax rate to be approximately 24% in 2019. Including the impact of a discrete tax item that occurred in December 2018, we estimate that our consolidated effective tax rate will approximate 22% in fiscal 2019. In 2018, we recognized a net non-recurring tax benefit of $301.5 million upon the enactment of the U.S. Tax Act. Excluding that benefit and taxes associated with special charges and transaction and integration expenses, our adjusted effective tax rate was approximately 19.6% in 2018. We expect our adjusted effective tax rate in 2018 to approximate our effective tax rate under U.S. GAAP of 22%.
Diluted earnings per share was $7.00 in 2018. Diluted earnings per share for 2019 are projected to range from $5.09 to $5.19. Excluding the per share impact of the non-recurring benefit from the U.S. Tax Act of $2.26, special charges of $0.10 and transaction and integration expenses of $0.13 in 2018, adjusted diluted earnings per share was $4.97 in 2018. Adjusted diluted earnings per share (excluding an estimated $0.08 per share impact from special charges) are projected to be $5.17 to $5.27 in 2019. We expect adjusted diluted earnings per share in 2019 to grow 4% to 6%, which includes a 2% unfavorable impact from currency rates, or to grow 6% to 8% in constant currency over adjusted diluted earnings per share of $4.97 in 2018. We expect this growth rate to be mainly driven by increased adjusted operating income which we expect to be partially offset by a higher adjusted effective tax rate in 2019.

RESULTS OF OPERATIONS—2018 COMPARED TO 2017

	2018	2017
Net sales	$5,408.9	$4,834.1
Percent growth	11.9%	9.6%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	2.2%	1.7%
Pricing actions	0.5%	2.1%
Acquisitions	8.0%	6.5%
Foreign exchange	1.2%	(0.7)%

Sales for 2018 increased by 11.9% from 2017 and by 10.7% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Both the consumer and flavor solutions segments drove higher volume and product mix that added 2.2% to sales. This was driven by new products as well as growth in the base business. The incremental impact of pricing actions added 0.5% to sales, as compared to 2017. The incremental impact of the RB Foods acquisition added 8.0% to sales during 2018. A favorable impact from foreign currency exchange rates increased sales by 1.2% compared to 2017 and is excluded from our measure of sales growth of 10.7% on a constant currency basis.

	2018	2017
Gross profit	$2,371.6	$2,010.2
Gross profit margin	43.8%	41.6%
In 2018, our gross profit margin rose 220 basis points to 43.8% from 41.6% in 2017. While this expansion in 2018 includes the accretive impact from our acquisition of the RB Foods business, together with the absence of related transaction and integration expenses of $20.9 million that depressed our 2017 gross profit margin by 40 basis points, our core business was also a driver of that expansion. In 2018, CCI-led cost savings and the shift in our core product portfolio to more value-added products continued to drive profit expansion across both of our segments. Excluding the effect of those transaction and integration expenses in 2017, adjusted gross profit margin rose 180 basis points from 42.0% in 2017 to 43.8% in 2018.

	2018	2017
Selling, general & administrative expense	$1,429.5	$1,244.8
Percent of net sales	26.4%	25.8%
Selling, general and administrative ("SG&A") expense was $1,429.5 million in 2018 compared to $1,244.8 million in 2017, an increase of $184.7 million. That increase in SG&A expense was driven by the incremental impact of the RB Foods acquisition, together with increased brand marketing and higher distribution costs, including freight, which was offset in part by CCI-led cost savings, including the benefits from the organization and streamlining actions described in note 3 of the accompanying financial statements. As a result, SG&A expense as a percentage of net sales was 26.4%, a 60-basis point increase from 2017.

	2018	2017
Total special charges	$16.3	$22.2

We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance in terms of both up-front costs and organizational/ structural impact that we obtain advance approval from our Management Committee and classify expenses related to those changes as special charges in our financial statements. Special charges of $16.3 million were recorded in 2018 and $22.2 million in 2017 to enable us to implement these changes.

During 2018, we recorded $16.3 million of special charges, consisting primarily of: (i) $11.5 million related to our multi-year GE initiative, consisting of $7.5 million of third party expenses, $1.0 million of employee severance charges and a non-cash asset impairment charge of $3.0 million (that non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise resource planning platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth); (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $1.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $1.6 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia/Pacific region to a newly constructed facility in Thailand.

During 2017, we recorded $22.2 million of special charges, consisting primarily of $12.7 million related to third party expenses incurred as part of our evaluation of changes relating to our GE initiative, $2.8 million related to employee severance benefits and other costs associated with the relocation of one of our Chinese manufacturing facilities, $2.5 million for severance and other exit costs associated with the closure of our manufacturing plant in Portugal, and $1.7 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility under construction in Thailand. See note 3 of the accompanying financial statements for more details on these charges and our basis for classifying amounts as special charges.

	2018	2017
Transaction expenses included in cost of goods sold	$—	$20.9
Transaction expenses included in other debt costs	—	15.4
Other transaction and integration expenses	22.5	40.8
Total	$22.5	$77.1

Transaction and integration expenses related to our RB Foods acquisition totaled $22.5 million and $77.1 million in 2018 and 2017, respectively. In 2018, these costs primarily consisted of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. In 2017, these expenses consisted of amortization of the acquisition-date fair value adjustment of inventories of $20.9 million that was included in cost of goods sold; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs related to the bridge financing commitment of $15.4 million that was included in other debt costs.

	2018	2017
Interest expense	$174.6	$95.7
Other income, net	12.6	3.5
Interest expense for 2018 of $174.6 million was sharply higher than the prior year level, primarily due to higher average borrowings in 2018 related to our incurrence of $3.7 billion in debt in August 2017 to finance the acquisition of RB Foods (see note 6 of the accompanying financial statements). Other income, net, for 2018 of $12.6 million was significantly higher than the 2017 level principally due to a gain of $6.3 million recognized on the sale in 2018 of a building vacated as part of our move to a new global headquarters in Maryland; higher interest income and lower non-operating foreign currency transaction losses recognized in 2018 as compared to 2017 also contributed to this increase.

	2018	2017
Income from consolidated operations before income taxes	$741.3	$594.8
Income taxes (benefit)	(157.3)	151.3
Effective tax rate	(21.2)%	25.4%

The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits associated with share-based payments to employees, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, and the settlement of tax audits.

As more fully described in note 12 of the accompanying financial statements, the U.S. Tax Act was enacted in December 2017. The U.S. Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning on January 1, 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries. Under GAAP (specifically, ASC Topic 740, Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $301.5 million associated with the U.S. Tax Act during 2018. This amount includes a $380.0 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $78.5 million. That net transition tax impact is comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $75.3 million, together with additional foreign withholding taxes of $7.9 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested as of the effective date of the U.S. Tax Act and that were subsequently repatriated in 2018, less a $4.7 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax.

The effective tax rate was a benefit of 21.2% in 2018 as compared to an effective tax rate expense of 25.4% in 2017. The effective tax rate benefit of 21.2% in 2018 includes the net tax benefit of $301.5 million associated with the U.S. Tax Act, as more fully described above, that had a (40.7)% impact on 2018’s effective tax rate. Our 2018 effective tax rate also reflects the effects of the lower U.S. federal corporate income tax rate under the U.S. Tax Act and higher other net discrete tax benefits. Net discrete tax benefits, excluding the effects of the U.S. Tax Act in 2018, increased by $3.9 million from $24.2 million in 2017 to $28.1 million in 2018. Discrete tax benefits in both periods include excess tax benefits associated with share-based payments to employees ($21.7 million and $10.7 million in 2018 and 2017, respectively), reversal of reserves for unrecognized tax benefits for the expiration of the statues of limitations and settlements with taxing authorities in several jurisdictions, and other discrete items, including, in 2017, the establishment of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred taxes. See note 12 of the accompanying financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2018	2017
Income from unconsolidated operations	$34.8	$33.9
Income from unconsolidated operations increased $0.9 million in 2018 from the prior year. This increase was mainly attributable to higher earnings from our largest joint venture, McCormick de Mexico, partially offset by the impact of a higher elimination of earnings associated with our minority interests in 2018 than in 2017. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico, which represented 58% of the sales and 76% of the income of our unconsolidated operations in 2018.
We reported diluted earnings per share of $7.00 in 2018, compared to $3.72 in 2017. The table below outlines the major components of the change in diluted earnings per share from 2017 to 2018. The increase in operating income in the table below includes the impact from favorable currency exchange rates in 2018.

2017 Earnings per share—diluted	$3.72
Increase in operating income	0.90
Impact of net discrete tax benefit recognized as a result of the U.S. Tax Act	2.26
Decrease in special charges	0.02
Decrease in transaction and integration expenses attributable to RB Foods acquisition	0.29
Increase in interest expense	(0.46)
Other impact of income taxes	0.40
Increase in other income	0.05
Increase in unconsolidated income	0.01
Impact of higher shares outstanding	(0.19)
2018 Earnings per share—diluted	$7.00

We measure the performance of our business segments based on operating income, excluding special charges and transaction and integration expenses related to our RB Foods acquisition. See note 15 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges as well as transaction and integration expenses related to our RB Foods acquisition, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.

Consumer Segment

	2018	2017
Net sales	$3,318.0	$2,970.1
Percent growth	11.7%	7.9%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	0.3%
Pricing actions	0.6%	2.2%
Acquisitions	8.0%	5.5%
Foreign exchange	1.4%	(0.1)%

Segment operating income	$644.9	$564.2
Segment operating income margin	19.4%	19.0%
Sales of our consumer segment grew by 11.7% as compared to 2017 and grew by 10.3% on a constant currency basis. Higher volume and product mix added 1.7% to sales, while the impact of 2018 pricing actions added 0.6%. The incremental impact of the RB Foods acquisition added 8.0% to sales. The favorable impact from foreign currency exchange rates increased consumer segment sales by 1.4% compared to 2017 and is excluded from our measure of sales growth of 10.3% on a constant currency basis.
In the Americas, consumer sales rose 13.5% in 2018 as compared to 2017 and rose by 13.4% on a constant currency basis. Higher volume and product mix added 0.9% to sales, pricing actions added 1.0% to sales, and the incremental impact of acquisitions added 11.5% to sales. The favorable impact of foreign currency exchange rates increased sales by 0.1% compared to 2017 and is excluded from our measure of sales growth of 13.4% on a constant currency basis.
In the EMEA region, consumer sales increased 6.5% in 2018 as compared to 2017 and rose 1.1% on a constant currency basis. Volume and product mix increased sales by 1.3%, led by growth in France and export sales to developing markets. This growth was partially offset by sales weakness in Poland driven by competitive conditions. The incremental impact of the RB Foods acquisition added 0.8% to sales, while the impact of pricing actions reduced sales by 1.0%. The favorable impact of foreign currency exchange rates increased sales by 5.4% compared to 2017 and is excluded from our measure of sales increase of 1.1% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 10.2% as compared to 2017 and increased 7.7% on a constant currency basis. Higher volume and product mix added 6.4% to sales. Growth was led by China through product innovation and increased distribution, partially offset by lower private label sales in Australia. Pricing actions added 1.3% to sales. The favorable impact of foreign currency exchange rates increased sales by 2.5% compared to 2017 and is excluded from our measure of sales decline of 7.7% on a constant currency basis.
We grew segment operating income for our consumer segment by $80.7 million, or 14.3%, in 2018 compared to 2017. The favorable impact of greater sales and higher CCI-led cost savings more than offset the unfavorable impact of higher costs and brand marketing expense. On a constant currency basis, segment operating income for our consumer segment rose 13.4%. Segment operating income margin for our consumer segment rose by 40 basis points to 19.4% in 2018 from 19.0% in 2017. The increase in segment operating income margin was driven by a higher gross profit margin and the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in 2018 as compared to 2017. Those factors were partially offset by an increase in SG&A as a percentage of sales, driven by increased investment in brand marketing and higher distribution costs, including freight. The previously described gross profit margin improvement includes the incremental accretive impact attributable to the RB Foods acquisition as well as expansion in our core business, in part, from CCI-led cost savings and favorable product mix.

Flavor Solutions Segment

	2018	2017
Net sales	$2,090.9	$1,864.0
Percent growth	12.2%	12.4%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.1%	4.0%
Pricing actions	0.3%	2.0%
Acquisitions	8.0%	8.0%
Foreign exchange	0.8%	(1.6)%

Segment operating income	$297.2	$222.1
Segment operating income margin	14.2%	11.9%
Sales of our flavor solutions segment increased 12.2% as compared to 2017 and increased by 11.4% on a constant currency basis. Higher volume and product mix added 3.1% to sales and pricing actions added 0.3%. Flavor solutions segment sales rose in 2018 due to the incremental impact of acquisitions, primarily the RB Foods acquisition, which added 8.0% to sales. The favorable impact from foreign currency exchange rates increased flavor solutions segment sales by 0.8% compared to 2017 and is excluded from our measure of sales growth of 11.4% on a constant currency basis.
In the Americas, flavor solutions sales rose 14.8% in 2018 as compared to 2017 and rose 14.7% on a constant currency basis. Higher volume and product mix added 3.0% to sales led by increased sales to several large custom flavor solutions customers partially offset by the impact from a global realignment of a major customer's sales to EMEA, together with the exit of certain lower margin business. Pricing actions added 0.3% to sales and the incremental impact of our RB Foods acquisition added 11.4% to sales. The favorable impact from foreign currency exchange rates increased sales by 0.1% compared to 2017 and is excluded from our measure of sales growth of 14.7% on a constant currency basis.
In the EMEA region, flavor solutions sales increased 8.6% in 2018 as compared to 2017 and increased 6.3% on a constant currency basis. Higher volume and product mix added 4.1% to sales, driven by increased sales to quick service restaurants, broad based growth in Turkey, and the previously described global realignment of a major customer's sales from the Americas to EMEA. Pricing actions added 1.0% to sales and the incremental impact of the Giotti and RB Foods acquisitions added 1.2% to sales. The favorable impact from foreign currency exchange rates increased sales by 2.3% compared to 2017 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales increased 3.2% in 2018 as compared to 2017 and increased 0.9% on a constant currency basis. Higher volume and product mix added 1.4% to sales, while pricing actions reduced sales by 0.5% as compared to 2017. Sales growth was led by new products and limited time offers in China, partially offset by net sales declines in Australia, which were partially attributable to the exit of certain lower margin business. The favorable impact from foreign currency exchange rates increased sales by 2.3% compared to 2017 and is excluded from our measure of sales growth of 0.9% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $75.1 million, or 33.8%, in 2018 compared to 2017. The increase in segment operating income was due to the incremental impact of the RB Foods acquisition, coupled with CCI-led cost savings. On a constant currency basis, segment operating income for our flavor solutions segment rose 33.8%. Segment operating income margin for our flavor solutions segment rose by 230 basis points to 14.2% in 2018 from 11.9% in 2017 and was driven by a higher gross profit margin offset, in part, by higher SG&A as a percentage of net sales, which reflects higher distribution costs, including freight.

RESULTS OF OPERATIONS—2017 COMPARED TO 2016

	2017	2016
Net sales	$4,834.1	$4,411.5
Percent growth	9.6%	2.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	1.7%
Pricing actions	2.1%	1.5%
Acquisitions	6.5%	2.3%
Foreign exchange	(0.7)%	(2.8)%

Sales for 2017 increased by 9.6% from 2016 and by 10.3% on a constant currency basis. Both the consumer and flavor solutions segments drove higher volume and product mix that added 1.7% to sales. This was driven by product innovation, brand marketing and expanded distribution. Pricing actions, taken in response to increased material costs, added 2.1% to sales. The incremental impact of acquisitions completed in 2017 (both RB Foods and Giotti) and in 2016 (principally, Gourmet Garden) added 6.5% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that reduced sales by 0.7% compared to 2016 and is excluded from our measure of sales growth of 10.3% on a constant currency basis.

	2017	2016
Gross profit	$2,010.2	$1,831.7
Gross profit margin	41.6%	41.5%
In 2017, our gross profit margin rose 10 basis points to 41.6% from 41.5% in 2016, as the favorable impact of pricing actions, CCI-led cost savings and more favorable business mix more than offset unfavorable material cost inflation, including unfavorable foreign currency effects. In addition, our gross profit for 2017 was burdened by $20.9 million of transaction and integration expenses, representing the amortization of the fair value adjustment to the acquired inventories of RB Foods, that depressed our fiscal 2017 gross profit margin of 41.6% by 40 basis points. Excluding those transaction and integration expenses, adjusted gross profit margin rose 50 basis points from 41.5% in 2016 to 42.0% in 2017.

	2017	2016
Selling, general & administrative expense	$1,244.8	$1,175.0
Percent of net sales	25.8%	26.6%
Selling, general and administrative expense was $1,244.8 million in 2017 compared to $1,175.0 million in 2016, an increase of $69.8 million. That increase in SG&A expense was driven by the impact of acquisitions, together with increased brand marketing and higher freight costs, partially offset by lower acquisition-related costs related to both completed and uncompleted acquisitions, all as compared to the 2016 levels. The lower acquisition-related costs in the 2017 period were primarily the result of costs associated with our investigation in 2016 of a large potential acquisition in the U.K. that we ultimately declined to pursue. In addition, acquisition-related costs attributable to RB Foods in 2017 are not included in SG&A expense but are instead included in transaction and integration expenses in our income statement (and are further discussed below). SG&A expense as a percentage of net sales was 25.8%, an 80-basis point improvement from 2016. Driving this reduction in SG&A expense as a percentage of net sales, in addition to the items described above, were lower employee benefit expense, including lower pension and other postretirement benefit expense, together with benefits from the organization and streamlining actions described in note 3 of the accompanying financial statements.

	2017	2016
Special charges included in cost of goods sold	$—	$0.3
Other special charges in the income statement	22.2	15.7
Total	$22.2	$16.0
During 2017, we recorded $22.2 million of special charges, consisting primarily of $12.7 million related to third party expenses incurred as part of our evaluation of changes relating to our GE initiative, $2.8 million related to employee severance benefits and other costs associated with the relocation of one of our Chinese manufacturing facilities, $2.5 million for severance and other exit costs associated with the closure of our manufacturing plant in Portugal, and $1.7 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility then under construction in Thailand.

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

Total transaction and integration expenses related to the RB Foods acquisition of $77.1 million primarily consist of amortization of the acquisition-date fair value adjustment of inventories of $20.9 million that is included in cost of goods sold; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs related to the bridge financing commitment of $15.4 million that is included in other debt costs.

	2017	2016
Interest expense	$95.7	$56.0
Other income, net	3.5	4.2
Interest expense for 2017 was sharply higher than the prior year, primarily due to higher average borrowings related to our incurrence of $3.7 billion in debt in August 2017 to finance our acquisition of RB Foods (see note 6 of the accompanying financial statements). Other income, net, for 2017 was $0.7 million lower than the 2016 level, primarily due to a gain on the 2016 sale of a non-operating asset.

	2017	2016
Income from consolidated operations before income taxes	$594.8	$589.2
Income taxes	151.3	153.0
Effective tax rate	25.4%	26.0%
The effective tax rate decreased 60 basis points to 25.4% in 2017, from 26.0% in 2016, primarily because of an increase in net discrete tax benefits. Net discrete tax benefits increased by $3.1 million, from $21.1 million in 2016 to $24.2 million in 2017. In 2017, discrete items include $10.7 million of excess tax benefits associated with share-based payments to employees due to our adoption of ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on a prospective basis as of the beginning of our 2017 fiscal year. Both 2017 and 2016 included discrete tax benefits for the reversal of reserves for unrecognized tax benefits, net of additional taxes provided, for the expiration of statutes of limitation and, in 2017, settlements with taxing authorities in several tax jurisdictions. Discrete tax expense in 2017 included expense associated with the establishment of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred tax assets. Discrete tax items in 2016 included benefits associated with the reversal of valuation allowances on non-U.S. deferred tax assets due to a change in our assessment of the recoverability of those deferred tax assets.

	2017	2016
Income from unconsolidated operations	$33.9	$36.1
Income from unconsolidated operations decreased $2.2 million in 2017 from the prior year. This decrease was mainly attributable to the impact of eliminating earnings associated with our minority interests in 2017 as compared to a loss in 2016 and to lower earnings from our largest joint venture, McCormick de Mexico, for which the unfavorable impact of foreign exchange rates more than offset the favorable impact, in local currency, of higher sales and net income. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico which represented 57% of the sales and 74% of the income of our unconsolidated operations in 2017.
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
Sales of our consumer segment grew by 7.9% as compared to 2016 and grew by 8.0% on a constant currency basis. Higher volume and product mix added 0.3% to sales, and pricing actions, taken in response to increased material costs, added 2.2%. The incremental impact of acquisitions – mainly, RB Foods and Gourmet Garden, completed in 2017 and 2016, respectively – added 5.5% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that reduced consumer segment sales by 0.1% compared to 2016 and is excluded from our measure of sales growth of 8.0% on a constant currency basis.
In the Americas, consumer sales rose 11.2% in 2017 as compared to 2016 and rose by 11.1% on a constant currency basis. Higher volume and product mix added 0.5% to sales, pricing actions added 2.8% to sales, and the incremental impact of acquisitions – mainly, RB Foods and Gourmet Garden – added 7.8% to sales. The favorable impact of foreign currency exchange rates increased sales by 0.1% compared to 2016 and is excluded from our measure of sales growth of 11.1% on a constant currency basis.
In the EMEA region, consumer sales declined 1.6% in 2017 as compared to 2016 and declined 2.3% on a constant currency basis. Volume and product mix lowered sales by 3.3%, with weakness in Poland, the U.K. and France. The sales weakness in Poland was driven by competitive conditions, while weakness in the U.K. related to a difficult retail environment, including the effects of a reduction of Schwartz brand products by a large U.K. retailer. Pricing actions added 0.5% to sales and the incremental impact of the RB Foods and Gourmet Garden acquisitions added 0.5% to sales. The favorable impact of foreign currency exchange rates increased sales by 0.7% compared to 2016 and is excluded from our measure of sales decline of 2.3% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 6.4% as compared to 2016 and increased 8.9% on a constant currency basis. Higher volume and product mix added 5.1% to sales, with strong results in China that offset a volume and product mix decline in India in 2017, due in part to India's discontinuation of lower-margin product lines that occurred in 2016. Pricing actions added 1.7% to sales and the incremental impact of the Gourmet Garden acquisition added 2.1% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 2.5% compared to 2016 and is excluded from our measure of sales growth of 8.9% on a constant currency basis.
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

Flavor Solutions Segment

	2017	2016
Net sales	$1,864.0	$1,658.3
Percent growth (decline)	12.4%	(0.2)%
Components of percent change in net sales–increase (decrease):
Volume and product mix	4.0%	1.5%
Pricing actions	2.0%	2.0%
Acquisitions	8.0%	0.4%
Foreign exchange	(1.6)%	(4.1)%

Segment operating income	$222.1	$166.2
Segment operating income margin	11.9%	10.0%
Sales of our flavor solutions segment increased 12.4% as compared to 2016 and increased by 14.0% on a constant currency basis. Higher volume and product mix added 4.0% to sales and pricing actions, taken in response to increased material costs, added 2.0%. The incremental impact on 2017 flavor solutions sales of the RB Foods and Giotti acquisitions completed in 2017 added 8.0% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced flavor solutions segment sales by 1.6% compared to 2016 and is excluded from our measure of sales growth of 14.0% on a constant currency basis.
In the Americas, flavor solutions sales rose 10.8% in 2017 as compared to 2016 and rose 11.2% on a constant currency basis. Higher volume and product mix added 3.4% to sales and included growth in sales of branded foodservice products in the U.S. and snack seasonings in the U.S. and Mexico. Pricing actions added 2.1% to sales and the incremental impact of the RB Foods and Gourmet Garden acquisitions added 5.7% to sales. These factors offset an unfavorable impact from foreign currency exchange rates that reduced sales by 0.4% compared to 2016 and is excluded from our measure of sales growth of 11.2% on a constant currency basis.
In the EMEA region, flavor solutions sales increased 20.5% in 2017 as compared to 2016 and increased 26.9% on a constant currency basis. Higher volume and product mix added 2.7% to sales and included growth in sales to leading quick service restaurants in this region. Pricing actions added 3.1% to sales and the incremental impact of the Giotti and, to a lesser extent, RB Foods acquisitions added 21.1% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that decreased sales by 6.4% compared to 2016 and is excluded from our measure of sales growth of 26.9% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales increased 9.0% in 2017 as compared to 2016 and increased 10.1% on a constant currency basis. Higher volume and product mix added 9.6% to sales and included growth in sales to leading quick service restaurants supplied from our facilities in both China and Southeast Asia. Pricing actions added 0.1% to sales and the incremental impact of the Gourmet Garden acquisition added 0.4% to sales. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced sales by 1.1% compared to 2016 and is excluded from our measure of sales growth of 10.1% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $55.9 million, or 33.6%, in 2017 compared to 2016. The favorable impact of greater sales and cost savings more than offset the unfavorable impact of higher material costs. On a constant currency basis, segment operating income for our flavor solutions segment rose 37.1%. Segment operating income margin for our flavor solutions segment rose by 190 basis points to 11.9% in 2017 from 10.0% in 2016 and reflected the impact of our efforts to shift our business mix to more value-added products through innovation and acquisitions.

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income from unconsolidated operations, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These financial measures also exclude, for 2018, the net non-recurring income tax benefit of $301.5 million related to the U.S. Tax Act as these items significantly impact comparability between years. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges – Special charges consist of expenses associated with certain actions undertaken by the company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Global Flavor Solutions Segment and McCormick International; President, Global Consumer Segment and Americas; Senior Vice President, Human Relations; and Senior Vice President, Strategy and Global Enablement. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion.

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

•
Income taxes associated with the U.S. Tax Act – In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net income tax benefit of $301.5 million during the year ended November 30, 2018, which includes the impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries.

Details with respect to the composition of special charges, transaction and integration expenses (including other debt costs) and income taxes associated with the U.S. Tax Act recorded for the periods and in the amounts set forth below are included in notes 2, 3 and 12, respectively, of the accompanying financial statements.
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
A reconciliation of these non-GAAP measures to GAAP financial results is provided below (in millions, except per share data):

	2018	2017	2016
Gross profit	$2,371.6	$2,010.2	$1,831.7
Impact of special charges, transaction and integration expenses included in cost of goods sold (1)	—	20.9	0.3
Adjusted gross profit	$2,371.6	$2,031.1	$1,832.0
Adjusted gross profit margin (2)	43.8%	42.0%	41.5%
Operating income	$903.3	$702.4	$641.0
Impact of special charges, transaction and integration expenses included in cost of goods sold (1)	—	20.9	0.3
Impact of other transaction and integration expenses (1)	22.5	40.8	—
Impact of other special charges	16.3	22.2	15.7
Adjusted operating income	$942.1	$786.3	$657.0
% increase versus prior year	19.8%	19.7%	7.0%
Adjusted operating income margin (2)	17.4%	16.3%	14.9%
Income from unconsolidated operations	$34.8	$33.9	$36.1
Impact of special charges attributable to non-controlling interests (3)	—	—	(1.9)
Adjusted income from unconsolidated operations	$34.8	$33.9	$34.2
% increase (decrease) versus prior year	2.7%	(0.9)%	(1.4)%
Income tax (benefit) expense	$(157.3)	$151.3	$153.0
Non-recurring benefit, net, of the U.S. Tax Act (4)	301.5	—	—
Impact of transaction and integration expenses	4.9	23.6	—
Impact of special charges	3.8	6.4	2.7
Adjusted income tax expense	$152.9	$181.3	$155.7
Adjusted income tax rate(5)	19.6%	26.1%	25.7%
Net income	$933.4	$477.4	$472.3
Impact of total transaction and integration expenses (1)	17.6	53.5	—
Impact of total special charges	12.5	15.8	13.0
Impact of special charges attributable to non-controlling interests (3)	—	—	(1.9)
Non-recurring benefit, net, of the U.S. Tax Act (4)	(301.5)	—	—
Adjusted net income	$662.0	$546.7	$483.4
% increase versus prior year	21.1%	13.1%	7.5%
Earnings per share—diluted	$7.00	$3.72	$3.69
Impact of total transaction and integration expenses (1)	0.13	0.42	—
Impact of total special charges	0.10	0.12	0.10
Impact of special charges attributable to non-controlling interests (3)	—	—	(0.01)
Non-recurring benefit, net, of the U.S. Tax Act (4)	(2.26)	—	—
Adjusted earnings per share—diluted	$4.97	$4.26	$3.78
% increase versus prior year	16.7%	12.7%	8.6%

(1)
As more fully described in note 2 of the accompanying financial statements, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the years ended November 30, 2018 and 2017 (in millions, except per share amounts):

		2018	2017
	Transaction and integration expenses included in cost of goods sold	$—	$20.9
	Reflected in transaction and integration expenses	22.5	40.8
	Transaction and integration expenses included in operating income	22.5	61.7
	Transaction and integration expenses included in other debt costs	—	15.4
	Total pre-tax transaction and integration expenses	22.5	77.1
	Less: Tax effect	(4.9)	(23.6)
	Total after-tax transaction and integration expenses	$17.6	$53.5

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

(4)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $301.5 million for the year ended November 30, 2018 is more fully described in note 12 of the accompanying financial statements.

(5)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes, excluding transaction and integration expenses and special charges, or $780.1 million, $694.1 million, and $605.2 million for the years ended November 30, 2018, 2017 and 2016, respectively.

Estimate for the year ending November 30, 2019

Earnings per share – diluted	$5.09 to $5.19
Impact of special charges	0.08
Adjusted earnings per share – diluted	$5.17 to $5.27

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

Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2018 on a constant currency basis, net sales and adjusted operating income for 2018 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2017 and compared to the reported results for 2017; and (2) to present our growth in net sales and adjusted operating income for 2017 on a constant currency basis, net sales and operating income for 2017 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2016 and compared to the reported results for 2016.

	For the year ended November 30, 2018
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	13.5%	0.1%	13.4%
EMEA	6.5%	5.4%	1.1%
Asia/Pacific	10.2%	2.5%	7.7%
Total Consumer	11.7%	1.4%	10.3%
Flavor Solutions segment:
Americas	14.8%	0.1%	14.7%
EMEA	8.6%	2.3%	6.3%
Asia/Pacific	3.2%	2.3%	0.9%
Total Flavor Solutions	12.2%	0.8%	11.4%
Total net sales	11.9%	1.2%	10.7%

Adjusted operating income:
Consumer segment	14.3%	0.9%	13.4%
Flavor Solutions segment	33.8%	—%	33.8%
Total adjusted operating income	19.8%	0.7%	19.1%

	For the year ended November 30, 2017
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	11.2%	0.1%	11.1%
EMEA	(1.6)%	0.7%	(2.3)%
Asia/Pacific	6.4%	(2.5)%	8.9%
Total Consumer	7.9%	(0.1)%	8.0%
Flavor Solutions segment:
Americas	10.8%	(0.4)%	11.2%
EMEA	20.5%	(6.4)%	26.9%
Asia/Pacific	9.0%	(1.1)%	10.1%
Total Flavor Solutions	12.4%	(1.6)%	14.0%
Total net sales	9.6%	(0.7)%	10.3%

Adjusted operating income:
Consumer segment	15.0%	0.1%	14.9%
Flavor Solutions segment	33.6%	(3.5)%	37.1%
Total adjusted operating income	19.7%	(0.8)%	20.5%

To present the percentage change in projected 2019 sales, adjusted operating income and adjusted earnings per share on a constant currency basis, 2019 projected local currency sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at currently prevailing exchange rates and are compared to those 2019 local currency projected results, translated into U.S. dollars  at the average actual exchange rates in effect during the corresponding months in fiscal year 2018 to determine what the 2019 consolidated U.S. dollar sales, adjusted operating income and adjusted earnings per share would have been if the relevant currency exchange rates had not changed from those of the comparable prior-year periods.

Estimate for the year ending November 30, 2019

Percentage change in net sales	1% to 3%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in net sales on a constant currency basis	3% to 5%

Estimate for the year ending November 30, 2019

Percentage change in adjusted operating income	7% to 9%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted operating income on a constant currency basis	9% to 11%

Estimate for the year ending November 30, 2019

Percentage change in adjusted earnings per share	4% to 6%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted earnings per share on a constant currency basis	6% to 8%

In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related transaction and integration expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges and stock-based compensation expenses. Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and our term loans which require us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually. As of November 30, 2018, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the years ended November 30, 2018, 2017 and 2016:

	2018	2017	2016
Net income	$933.4	$477.4	$472.3
Depreciation and amortization	150.7	125.2	108.7
Interest expense	174.6	95.7	56.0
Income tax expense (benefit)	(157.3)	151.3	153.0
EBITDA	1,101.4	849.6	790.0
Adjustments to EBITDA (1)	57.3	117.4	36.1
Adjusted EBITDA	$1,158.7	$967.0	$826.1

Net debt (2)	$4,674.8	$4,915.3	$1,403.8

Leverage ratio (Net debt/Adjusted EBITDA) (3)	4.0	5.1	1.7

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit facility and term loan agreements and includes special charges, stock-based compensation expense and, for the trailing twelve-month periods ended November 30, 2018 and 2017, transaction and integration expenses (related to RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements define net debt as the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

(3)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of November 30, 2017, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions was 4.5.

Our long-term target for our leverage ratio is 1.5 to 1.8. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	2018	2017	2016
Net cash provided by operating activities	$821.2	$815.3	$658.1
Net cash used in investing activities	(158.5)	(4,508.3)	(267.1)
Net cash provided by (used in) financing activities	(751.1)	3,756.0	(371.5)
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
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2018, the exchange rates for the Euro, the British pound sterling, Canadian dollar, Australian dollar, Polish zloty and Chinese renminbi were lower versus the U.S. dollar than at November 30, 2017.
Operating Cash Flow – Operating cash flow was $821.2 million in 2018, $815.3 million in 2017 and $658.1 million in 2016. The increase in cash flow from operations in 2018 compared to 2017 was primarily due to higher net income, exclusive of the non-cash non-recurring net income tax benefit of $309.4 million related to the U.S. Tax Act. As more fully described below, our working capital management favorably impacted operating cash flow in both 2018 and 2017. In 2018, those increases were partially offset by a higher use of cash from other operating assets and liabilities partially related to the timing of our payment of transaction and integration expenses as well as of interest on indebtedness related to our acquisition of RB Foods, as compared to the source of cash in 2017. The improvement in cash flow from operations in 2017 compared to 2016 was primarily attributable to improvements in cash flow generated from inventories and accounts payable and the favorable timing of our payment of transaction and integration expenses as well as of interest on indebtedness related to our acquisition of RB Foods, which was partially offset by the timing of employee benefit payments.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory had a significant impact on the variability in cash flow from operations. It was a use of cash in 2018, a significant source of cash in 2017 and a significant use of cash in 2016. The change in trade accounts receivable has varied in the last three years, as it was a source of cash in 2018 and a use of cash in 2017 and 2016. The change in accounts payable was a significant source of cash in all three years, but more so in 2017 compared to 2018 and 2016. Dividends received from unconsolidated affiliates, which were higher in 2018 as compared to 2017 and lower in 2017 as compared to 2016, also impacted our cash flow from operations.
In addition to operating cash flow, we also use cash conversion cycle ("CCC") to measure our working capital management. This metric is different than operating cash flow in that it uses average balances instead of specific point in time measures. CCC is a calculation of the number of days, on average, that it takes us to convert a cash outlay for resources, such as raw materials, to a cash inflow from collection of accounts receivable. Our goal is to lower our CCC over time. We calculate CCC as follows:
Days sales outstanding (average trade accounts receivable divided by average daily net sales) plus days in inventory (average inventory divided by average daily cost of goods sold) less days payable outstanding (average trade accounts payable divided by average daily cost of goods sold plus the average daily change in inventory).
The following table outlines our cash conversion cycle (in days) over the last three years:

	2018	2017	2016
Cash Conversion Cycle	55.5	76.6	88.5
The decreases in CCC in 2018 from 2017 and in 2017 from 2016 were due, in both instances, to an increase in our days payable outstanding as a result of extending our payment terms to suppliers and, to a lesser extent, a decrease in our days in inventory.
Investing Cash Flow – Net cash used in investing activities was $158.5 million in 2018, $4,508.3 million in 2017 and $267.1 million in 2016. The variability between years is principally a result of cash usage related to our acquisitions of businesses, which amounted to $4.2 million in 2018, $4,327.4 million in 2017 and $120.6 million in 2016. See note 2 of the accompanying financial statements for further details related to these acquisitions. Capital expenditures were $169.1 million in 2018, $182.4 million in 2017 and $153.8 million in 2016. We expect 2019 capital expenditures to approximate $210 million to support our planned growth and other initiatives.
Financing Cash Flow – Net cash used in financing activities was $751.1 million in 2018, as compared to cash provided of $3,756.0 million in 2017 and cash used of $371.5 million in 2016. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, all as described below.
In 2018, our net borrowing activity used cash of $466.5 million. In 2017 and 2016, our net borrowing activity provided cash of $3,574.6 million and $55.7 million, respectively.
In 2018, we increased our short-term borrowings, on a net basis, by $305.5 million and borrowed $25.9 million under long-term borrowing arrangements. In 2018, we repaid $797.9 million of long-term debt, including the $250 million 5.75% notes that matured on December 15, 2017 and $545.0 million of our $1,500.0 million term loans issued in August 2017.
In 2017, we received $3,977.6 million of net proceeds on the issuance of $4,000.0 million of long-term debt, including $2,500.0 million of notes and $1,500.0 million of term loans (see note 6 of the accompanying financial statements for additional information with respect to this long-term debt). We also paid $7.7 million of costs associated with the issuance of debt and our $1.0 billion revolving credit facility. In 2017, we repaid $272.7 million of long-term debt, including $268.8 million of our $1,500.0 million term loans issued in August 2017. In 2017, we repaid $134.6 million of short-term borrowings.

In 2016, net proceeds from short-term borrowings of $251.7 million were used to pay off $200 million of 5.20% notes that matured in December 2015 and for general corporate purposes.
The following table outlines the activity in our share repurchase programs:

	2018	2017	2016
Number of shares of common stock	0.5	1.4	2.6
Dollar amount	$62.3	$137.8	$242.7
As of November 30, 2018, $127 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness related to our acquisition of RB Foods in August 2017, we have curtailed our acquisition and share repurchase activity for a period in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we repurchased shares in 2018 to mitigate the effect of shares issued upon the exercise of stock options and expect to continue this practice in 2019.

During 2017, we issued approximately 6.35 million shares of our Common Stock Non-Voting to fund our acquisition of RB Foods (see notes 2 and 13 of the accompanying financial statements), which included approximately 0.8 million shares from the exercise of the underwriters' option to purchase additional shares. The net proceeds from this issuance, after the underwriting discount and related expenses, was $554.0 million. In addition, we also issued $29.5 million of common stock related to our stock compensation plans in 2017. All of the common stock issued in 2018 and 2016 related to our stock compensation plans, including the effects of the related excess tax benefits.
Our dividend history over the past three years is as follows:

	2018	2017	2016
Total dividends paid	$273.4	$237.6	$217.8
Dividends paid per share	2.08	1.88	1.72
Percentage increase per share	10.6%	9.3%	7.5%
In November 2018, the Board of Directors approved a 9.6% increase in the quarterly dividend from $0.52 to $0.57 per share.
The following table presents our leverage ratios for the trailing twelve-month periods ended November 30, 2018, 2017 and 2016:

	2018	2017	2016
Leverage ratio	4.0	5.1 (1)	1.7

(1) The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements, both outstanding at November 30, 2018 and 2017, provide that Adjusted EBITDA under that covenant also include the pro forma impact of acquisitions, as applicable. As of November 30, 2017, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions, was 4.5.

Our leverage ratio was 4.0 as of November 30, 2018, as compared to the ratios of 5.1 and 1.7 as of November 30, 2017 and 2016, respectively. The decrease in the ratio from 5.1 as of November 30, 2017 to 4.0 as of November 30, 2018 is principally due to an increase in our adjusted EBITDA, which was driven by the previously described improvement in operating income as compared to 2017. In addition, the ratio was favorably impacted by our lower level of net debt at November 30, 2018.

The increase in the ratio from 1.7 as of November 30, 2016 to 5.1 as of November 30, 2017 is principally due to an increase in total debt associated with the funding, net of cash flow from operations for 2017, of our acquisitions of RB Foods and Giotti, repurchases of common stock and payment of dividends.

Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the permanent repatriation of cash balances from certain of our subsidiaries could have had adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. Currently, the repatriation of cash balances from certain of our subsidiaries could still have adverse tax consequences related to the effects of withholding and other taxes. At November 30, 2018, we temporarily used $181.2 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2018 and 2017 were $700.0 million and $630.6 million, respectively. The total average debt outstanding for the years ended November 30, 2018 and 2017 was $5,081.6 million and $2,996.6 million, respectively.

See notes 6 and 7 of the accompanying financial statements for further details of these transactions.

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

In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This facility replaces our prior facilities: (i) a five-year $750 million revolving credit facility that was due to expire in June 2020 and (ii) a 364-day $250 million revolving facility, which we entered into in the second quarter of 2017 and that was due to expire in March 2018. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities for $237.3 million as of November 30, 2018, that can be withdrawn based upon the lenders' discretion. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See note 6 of the accompanying financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $13.5 million in 2018, $18.7 million in 2017 and $25.1 million in 2016. It is expected that the 2019 total pension plan contributions will be approximately $12.0 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 61% of assets are invested in equities, 29% in fixed income investments and 10% in other investments. Assets in the rabbi trust are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 60% in equities and 40% in fixed income investments. See note 10 of the accompanying financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
In fiscal 2018 we purchased the remaining 10% minority ownership interest in our Shanghai subsidiary for a cash payment of $12.7 million.
In fiscal 2017, we made the following acquisitions:

•
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a cash payment of $123.8 million, net of cash acquired of $1.2 million. The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. Our acquisition of Giotti in fiscal 2017 expanded the breadth of value-added products for McCormick's flavor solutions segment, including additional expertise in flavoring health and nutrition products.

•
On August 17, 2017, we completed the acquisition of RB Foods. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million, and included a preliminary working capital adjustment of $11.2 million. In December 2017, we paid $4.2 million associated with the final working capital adjustment. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13 of the accompanying financial statements) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6 of the accompanying financial statements). The acquired market-leading brands of RB Foods include French’s, Frank’s RedHot and Cattlemen’s, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments. The operations of RB Foods have been included as a component of our consumer and flavor solutions segments from the date of acquisition.

In fiscal 2016, we made the following acquisitions:

•
On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs ("Gourmet Garden"), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by continuing to expand global distribution and to build awareness with increased brand investment. The purchase price was $116.2 million, net of cash acquired of $3.3 million, and was financed with a combination of cash and short-term borrowings. Gourmet Garden has been included in our consumer segment since its acquisition. The flavor solutions component of this business, which was not material in 2016, has been included in our flavor solutions segment since 2017.

See note 2 of the accompanying financial statements for further details regarding these acquisitions.
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

$300
$250
$200
$150
$100
$50
$0
11/13
11/14
11/15
11/16
11/17
11/18
McCormick & Co., Inc.
S&P 500
S&P Packaged Foods & Meats

*$100 invested on 11/30/13 in stock or index, including reinvestment of dividends.
Fiscal year ending November 30.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

MARKET RISK SENSITIVITY
We utilize derivative financial instruments to enhance our ability to manage risk, including foreign exchange and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. The information presented below should be read in conjunction with notes 6 and 7 of the accompanying financial statements.
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
During 2018, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese yuan, Canadian dollar and Mexican peso. We did not hedge our net investments in subsidiaries and unconsolidated affiliates during 2018.
The following table summarizes the foreign currency exchange contracts held at November 30, 2018. All contracts are valued in U.S. dollars using year-end 2018 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.

FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2018

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$22.1	1.33	$0.7
Canadian dollar	U.S. dollar	126.8	0.77	3.2
Australian dollar	U.S. dollar	18.2	0.73	—
Polish zloty	U.S. dollar	10.8	3.67	0.3
Australian dollar	Euro	44.7	1.63	(1.8)
Swiss franc	Euro	66.2	1.19	(3.7)
Canadian dollar	British pound sterling	29.5	1.71	0.1
U.S. dollar	British pound sterling	121.0	1.28	(0.5)
U.S. dollar	Euro	39.6	1.13	(0.1)
We had a number of smaller contracts at November 30, 2018 with an aggregate notional value of $16.0 million to purchase or sell other currencies, such as the Swiss franc, the Romanian leu and Russian ruble. The aggregate fair value of these contracts was $(0.2) million at November 30, 2018.
At November 30, 2017, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar, Polish zloty, Swiss franc and others, with a notional value of $405.9 million, all of which matured in 2018. The aggregate fair value of these contracts was $8.0 million at November 30, 2017.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2018. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.

YEARS OF MATURITY AT NOVEMBER 30, 2018

	2019	2020	2021	2022	Thereafter	Total	Fair value
Debt
Fixed rate	$0.4	$6.8	$257.3	$757.5	$2,426.3	$3,448.3	$3,315.9
Average interest rate	7.65%	3.45%	3.89%	2.71%	3.88%	—	—
Variable rate	$643.1	$213.1	$83.1	$344.2	$—	$1,283.5	$1,283.5
Average interest rate	2.99%	3.45%	3.47%	3.58%	—%	—	—
The table above displays the debt, including capital leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects:

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

•
We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22% during this period.

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

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2018, our most significant raw materials were dairy products, pepper, vanilla, garlic, capsicums (red peppers and paprika), onion, rice and wheat flour. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2018:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$560.0	$560.0	$—	$—	$—
Long-term debt, including capital leases	4,171.8	83.5	560.3	1,359.4	2,168.6
Operating leases	153.8	42.9	57.1	31.4	22.4
Interest payments	1,010.0	139.1	236.7	184.5	449.7
Raw material purchase obligations(a)	575.5	531.5	44.0	—	—
Other purchase obligations(b)	41.1	26.4	6.6	8.1	—
Total contractual cash obligations	$6,512.2	$1,383.4	$904.7	$1,583.4	$2,640.7

(a)	Raw material purchase obligations outstanding as of year end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(b)	Other purchase obligations consist of services agreements, advertising media commitments and utility contracts.

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
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2018 and 2017.
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
Customer Contracts
In several of our major geographic markets, the consumer segment sells our products by entering into annual or multi-year customer contracts. These contracts include provisions for items such as sales discounts, marketing allowances and performance incentives. These items are recognized based on certain estimated criteria, such as sales volume of indirect customers, customers reaching anticipated volume thresholds and marketing spending. We routinely review these criteria and make adjustments as facts and circumstances change.
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

Goodwill Impairment
Our reporting units are the same as our operating segments. We estimate the fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the estimated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2018, we had $4,527.9 million of goodwill recorded in our balance sheet ($3,398.9 million in the consumer segment and $1,129.0 million in the flavor solutions segment). Our fiscal year 2018 testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We estimate fair value by using a relief-from-royalty method or discounted cash flow model and then compare that to the carrying amount of the indefinite-lived intangible asset.

As of November 30, 2018, we had $2,646.9 million of brand name assets and trademarks recorded in our balance sheet, and none of the balances exceeded their estimated fair values at that date. Excluding the brand names associated with the 2017 RB Foods acquisition, and those brand names discussed below, the percentage excess of estimated fair value over book values for our major brand names and trademarks was 25% or more as of November 30, 2018.

The following table outlines the book value of our major brand names and trademarks as of November 30, 2018:

RB Foods (French's, Frank's RedHot, and Cattlemen's)	$2,320.0
Zatarain's	106.4
Lawry’s	48.0
Kamis	33.2
Stubb's	27.1
DaQiao/ChuShiLe	25.1
Gourmet Garden	26.3
Simply Asia/Thai Kitchen	18.5
Drogheria & Alimentari	12.9
Kohinoor	8.0
Giotti	5.2
Brand Aromatics	4.2
Other	12.0
Total	$2,646.9

The percentage excess of estimated fair value over book value for the Kamis and Stubb's brand names as of November 30, 2018, was approximately 19% and 11%, respectively. A change in assumptions with respect to future performance of either the Kamis or Stubb's businesses could result in impairment losses in the future.

The brand names and trademarks related to recent acquisitions (in particular, our most recent – and most significant – acquisition, RB Foods) may be more susceptible to future impairment as their carrying values represent recently determined fair values. A change in assumptions with respect to future performance of these recently acquired businesses, or a change in other assumptions, including those effected by rising interest rates, could result in non-cash impairment losses in the future.
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities may challenge certain positions. We evaluate our uncertain tax positions in accordance with the GAAP guidance for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates. In addition, interpretative guidance continues to be issued in connection with the U.S. Tax Act enacted in December 2017. While we have considered available guidance, there is no assurance that future guidance may not cause us to revise amounts currently recorded.
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2019 pension and postretirement benefit expense by approximately $2 million. A 1% increase or decrease in the expected return on plan assets would impact 2019 pension expense by approximately $9 million.

We will continue to evaluate the appropriateness of mortality and other assumptions used in the measurement of our pension and other postretirement benefit obligations. In addition, see note 10 of the accompanying financial statements for a discussion of these assumptions and the effects on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis” and in note 7 of the accompanying financial statements.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2018.
Our internal control over financial reporting as of November 30, 2018 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

Chairman, President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2018 and 2017, the related consolidated income statements, statements of comprehensive income, statements of cash flows and statements of shareholders’ equity for each of the three years in the period ended November 30, 2018, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 24, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
Baltimore, Maryland

January 24, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2018 and 2017, the related consolidated income statements, statements of comprehensive income, statements of cash flows and statements of shareholders’ equity for each of the three years in the period ended November 30, 2018, and the related notes and the financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1982.
Baltimore, Maryland
January 24, 2019

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2018	2017	2016
Net sales	$5,408.9	$4,834.1	$4,411.5
Cost of goods sold	3,037.3	2,823.9	2,579.8
Gross profit	2,371.6	2,010.2	1,831.7
Selling, general and administrative expense	1,429.5	1,244.8	1,175.0
Transaction and integration expenses (related to RB Foods acquisition)	22.5	40.8	—
Special charges	16.3	22.2	15.7
Operating income	903.3	702.4	641.0
Interest expense	174.6	95.7	56.0
Other debt costs	—	15.4	—
Other income, net	12.6	3.5	4.2
Income from consolidated operations before income taxes	741.3	594.8	589.2
Income tax (benefit) expense	(157.3)	151.3	153.0
Net income from consolidated operations	898.6	443.5	436.2
Income from unconsolidated operations	34.8	33.9	36.1
Net income	$933.4	$477.4	$472.3
Earnings per share–basic	$7.10	$3.77	$3.73
Earnings per share–diluted	$7.00	$3.72	$3.69
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2018	2017	2016
Net income	$933.4	$477.4	$472.3
Net income (loss) attributable to non-controlling interest	3.3	1.6	(1.3)
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans (including curtailment gains of $18.0 and $76.7 for 2018 and 2017, respectively)	72.6	103.2	(28.5)
Currency translation adjustments	(119.8)	174.6	(94.6)
Change in derivative financial instruments	2.3	(12.5)	4.1
Deferred taxes	(17.2)	(30.8)	8.9
Total other comprehensive income (loss)	(62.1)	234.5	(110.1)

Comprehensive income	$874.6	$713.5	$360.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2018	2017
Assets
Cash and cash equivalents	$96.6	$186.8
Trade accounts receivable, less allowances of $6.4 for 2018 and $6.6 for 2017	518.1	555.1
Inventories	786.3	793.3
Prepaid expenses and other current assets	78.9	81.8
Total current assets	1,479.9	1,617.0
Property, plant and equipment, net	985.1	809.1
Goodwill	4,527.9	4,490.1
Intangible assets, net	2,873.3	3,071.1
Investments and other assets	390.2	398.5
Total assets	$10,256.4	$10,385.8
Liabilities
Short-term borrowings	$560.0	$257.6
Current portion of long-term debt	83.5	325.6
Trade accounts payable	710.0	639.9
Other accrued liabilities	648.2	724.2
Total current liabilities	2,001.7	1,947.3
Long-term debt	4,052.9	4,443.9
Deferred taxes	706.5	1,094.5
Other long-term liabilities	313.1	329.2
Total liabilities	7,074.2	7,814.9
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2018–9.6 shares, 2017–10.0 shares	400.2	378.2
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2018–122.5 shares, 2017–121.0 shares	1,370.4	1,294.7
Retained earnings	1,760.2	1,166.5
Accumulated other comprehensive loss	(359.9)	(279.5)
Non-controlling interests	11.3	11.0
Total shareholders’ equity	3,182.2	2,570.9
Total liabilities and shareholders’ equity	$10,256.4	$10,385.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2018	2017	2016
Operating activities
Net income	$933.4	$477.4	$472.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.7	125.2	108.7
Stock-based compensation	25.6	23.9	25.6
Noncash income tax benefit (related to enactment of the U.S. Tax Act)	(309.4)	—	—
Special charges and transaction and integration expenses	3.0	19.1	7.2
Amortization of inventory fair value adjustment associated with acquisition of RB Foods	—	20.9	—
(Gain) loss on sale of assets	(5.4)	1.3	1.5
Deferred income tax expense (benefit)	40.1	24.1	(40.0)
Income from unconsolidated operations	(34.8)	(33.9)	(36.1)
Settlement of forward-starting interest rate swaps	—	(2.9)	—
Changes in operating assets and liabilities (net of effect of businesses acquired):
Trade accounts receivable	19.8	(13.0)	(21.0)
Inventories	(10.0)	44.6	(39.0)
Trade accounts payable	72.8	98.2	47.0
Other assets and liabilities	(91.8)	6.8	94.5
Dividends received from unconsolidated affiliates	27.2	23.6	37.4
Net cash provided by operating activities	821.2	815.3	658.1
Investing activities
Acquisitions of businesses (net of cash acquired)	(4.2)	(4,327.4)	(120.6)
Proceeds from exit of consolidated joint venture (net of cash paid of $0.9)	—	—	4.2
Capital expenditures	(169.1)	(182.4)	(153.8)
Proceeds from sale of property, plant and equipment	12.3	1.1	1.7
Proceeds from insurance	2.5	0.4	1.4
Net cash used in investing activities	(158.5)	(4,508.3)	(267.1)
Financing activities
Short-term borrowings, net	305.5	(134.6)	251.7
Long-term debt borrowings	25.9	3,989.6	6.0
Payment of debt issuance costs	—	(7.7)	—
Long-term debt repayments	(797.9)	(272.7)	(202.0)
Proceeds from exercised stock options	78.2	29.5	36.8
Taxes withheld and paid on employee stock awards	(11.6)	(5.8)	(3.5)
Payment of contingent consideration	(2.5)	(19.7)	—
Purchase of minority interest	(13.0)	(1.2)	—
Issuance of common stock non-voting (net of issuance costs of $0.9)	—	554.0	—
Common stock acquired by purchase	(62.3)	(137.8)	(242.7)
Dividends paid	(273.4)	(237.6)	(217.8)
Net cash provided by (used in) financing activities	(751.1)	3,756.0	(371.5)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	5.4	(13.7)
(Decrease) increase in cash and cash equivalents	(90.2)	68.4	5.8
Cash and cash equivalents at beginning of year	186.8	118.4	112.6
Cash and cash equivalents at end of year	$96.6	$186.8	$118.4
See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2015	11.7	115.6	$1,039.6	$1,036.7	$(406.1)	$16.7	$1,686.9
Net income			—	472.3	—	—	472.3
Net loss attributable to non-controlling interest			—	—	—	(1.3)	(1.3)
Other comprehensive income (loss), net of tax			—	—	(108.3)	(1.8)	(110.1)
Dividends			—	(222.0)	—	—	(222.0)
Dividends attributable to non-controlling interest			—	—	—	(0.6)	(0.6)
Exit from consolidated joint venture			—	—	—	(1.5)	(1.5)
Stock-based compensation			25.6	—	—	—	25.6
Shares purchased and retired	(0.2)	(2.5)	(19.9)	(230.2)	—	—	(250.1)
Shares issued, including tax benefit of $8.1	0.6	0.1	38.9	—	—	—	38.9
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2016	11.4	113.9	$1,084.2	$1,056.8	$(514.4)	$11.5	$1,638.1
Net income			—	477.4	—	—	477.4
Net income attributable to non-controlling interest			—	—	—	1.6	1.6
Other comprehensive income (loss), net of tax			—	—	234.9	(0.4)	234.5
Dividends			—	(247.0)	—	—	(247.0)
Dividends attributable to non-controlling interest			—	—	—	—	—
Buyout of minority interest			—	0.6	—	(1.7)	(1.1)
Stock-based compensation			23.9	—	—	—	23.9
Shares issued in connection with RB Foods acquisition	—	6.4	554.0	—	—	—	554.0
Shares purchased and retired	(0.4)	(1.1)	(23.8)	(121.3)	—	—	(145.1)
Shares issued	0.7	0.1	34.6	—	—	—	34.6
Equal exchange	(1.7)	1.7	—	—	—	—	—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2017	10.0	121.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
Net income			—	933.4	—	—	933.4
Net income attributable to non-controlling interest			—	—	—	3.3	3.3
Other comprehensive income (loss), net of tax			—	—	(59.5)	(2.6)	(62.1)
Dividends			—	(280.5)	—	—	(280.5)
Adoption of ASU 2018-02			—	20.9	(20.9)	—	—
Buyout of minority interest			—	(12.4)	—	(0.4)	(12.8)
Stock-based compensation			25.6	—	—	—	25.6
Shares purchased and retired	(0.3)	(0.4)	(16.8)	(67.7)	—	—	(84.5)
Shares issued	1.7	0.1	88.9	—	—	—	88.9
Equal exchange	(1.8)	1.8	—	—	—	—	—
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard or average costs which approximate the first-in, first-out costing method.
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting. The estimated useful lives range from 20 to 50 years for buildings and 3 to 12 years for machinery, equipment and computer software. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonable certain that we will obtain ownership by the end of the lease term. Repairs and maintenance costs are expensed as incurred.
Computer Software
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops when the project is substantially complete and ready for use. Software is amortized using the straight-line method over a range of 3 to 8 years, but not exceeding the expected life of the product. We capitalized $13.2 million, $12.8 million and $21.8 million of software development costs during 2018, 2017 and 2016, respectively.
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
Long-lived Asset Impairment
Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss would be calculated based on the excess of the asset’s carrying value over its estimated fair value.
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
Shipping and Handling
Shipping and handling costs on our products sold to customers are included in selling, general and administrative expense in the income statement. Shipping and handling expense was $173.7 million, $111.0 million and $91.2 million for 2018, 2017 and 2016, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the income statement. Research and development expense was $69.4 million, $66.1 million and $61.0 million for 2018, 2017 and 2016, respectively.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the income statement, were $324.8 million, $276.3 million and $252.2 million for 2018, 2017 and 2016, respectively. Brand marketing support costs include advertising, promotions and customer trade funds used for cooperative advertising. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation on assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertisement are expensed as incurred. Advertising expense was $147.2 million, $117.8 million and $102.9 million for 2018, 2017 and 2016, respectively.
Employee Benefit and Retirement Plans
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. During fiscal years 2018 and 2017 we made significant changes to our employee benefit and retirement plans as discussed in note 10.
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
Accounting Pronouncements Adopted in 2018
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Pub.L. 115-97 "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018", (referred to herein as the "U.S. Tax Act") enacted in December 2017. We early adopted this new accounting pronouncement effective December 1, 2017. The adoption resulted in a reclassification of $20.9 million from accumulated other comprehensive income to retained earnings in 2018.
In July 2015, the FASB issued ASU No. 2015-11 Simplifying the Measurement of Inventory (Topic 330). This guidance is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. We adopted ASU No. 2015-11 effective December 1, 2017. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements — Pending Adoption
Recently issued accounting pronouncements to be adopted in fiscal year 2019:
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes previously existing revenue recognition guidance. Under this new guidance, companies will apply a principles-based five-step model to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods or services. The model encompasses the following steps: (1) determination of whether a contract - an agreement between two or more parties that creates legally enforceable rights and obligations - exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The new revenue recognition guidance allows companies to account for shipping and handling activities that occur before and after the customer has obtained control of a product as fulfillment activities rather than as a promised service. We intend to apply this accounting policy election. In addition, the new revenue guidance requires that customer payments be accounted for as a reduction in the transaction price unless the payment to a customer is in exchange for a distinct good or service. The adoption of this standard will not have an effect on the timing of our revenue recognition. This new standard will be effective beginning in fiscal year 2019 and may be applied using a full retrospective method or a modified retrospective transition method. We will adopt ASU No 2014-09 using the full retrospective method on December 1, 2018, the first day of our fiscal year 2019.
Upon adoption of the new ASU in fiscal 2019, we plan to make the following changes to our revenue recognition accounting policy and disclosure practices. We will classify shipping and handling expenses as a component of cost of goods sold rather than our current practice of recording these costs as a component of selling, general and administrative expense. Also, we will classify all payments to direct and indirect customers, including certain trade funds used for cooperative advertising and displays, as a reduction of revenue. Currently, certain of those payments are presented as brand marketing support costs and included as a component of selling, general and administrative expense. While there will be no effect on operating income, net income, or basic and diluted earnings per share upon our adoption of ASU No. 2014-09 in 2019, we currently estimate the following income statement reclassifications to our historical results as a result of that adoption: (i) a reduction in annual net sales by approximately $100 million to $110 million for each of the years ended November 30, 2018, 2017 and 2016; (ii) an increase in cost of goods sold by $173.7 million, $111.0 million, and $91.2 million in the years ended November 30, 2018, 2017 and 2016, respectively; and (iii) a decrease in selling, general and administrative expense by an amount ranging from $273.7 million to $283.7 million for the year ended November 30, 2018; from $211.0 million to $221.0 million for the year ended November 30, 2017; and from $191.2 million to $201.2 million for the year ended November 30, 2016.
In March 2017, the FASB issued ASU No. 2017-07 Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019 and will be applied on a retrospective basis. Adoption of the new standard will solely impact classification within our Consolidated Statements of Income, with no change to net income or basic and diluted earnings per share. We expect the following annual income statement reclassifications upon our adoption of ASU No. 2017-07 on December 1, 2018, the beginning of our fiscal year 2019: (i) an increase (decrease) in cost of goods sold by $2.7 million, $1.4 million and $(1.2) million for the years ended November 30, 2018, 2017 and 2016, respectively; (ii) an increase (decrease) in selling, general and administrative expense by $9.5 million, $1.2 million and $(7.2) million for the years ended November 30, 2018, 2017 and 2016, respectively; (iii) an increase (decrease) in operating income by $(12.2) million, $(2.6) million, and $8.4 million for the years ended November 30, 2018, 2017, and 2016, respectively; and (iv) an increase (decrease) in income included in the income statement caption "Other income (expense), net" by $12.2 million, $2.6 million, and $(8.4) million for the years ended November 30, 2018, 2017 and 2016, respectively.
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. Early adoption is permitted in any interim period or fiscal year before the effective date for all entities. We expect to adopt this guidance effective December 1, 2018. We currently do not expect this guidance to have a material impact on our financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. This new standard will be effective beginning in fiscal year 2019 and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of December 1, 2018, the first day of our fiscal year 2019. We expect the cumulative-effect adjustment upon adoption to be immaterial.  The on-going effect of the adoption of the standard will depend on the nature and amount of future transactions.
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)-Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2019. We currently cannot estimate the impact that adoption of this ASU will have on our financial statements and related disclosures as its application is dependent on the facts and circumstances of individual transactions.
In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532 Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments eliminated the annual requirement to disclose the high and low trading prices of our common stock. In addition, the amendments provide that disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. This rule was effective on November 5, 2018; and the expanded interim disclosure requirements for changes in shareholders' equity will be effective for us for our quarterly reporting in the year ending November 30, 2019.
Recently issued accounting pronouncements to be adopted in fiscal years 2020 or 2021:
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations, and, beginning in May 2018, to our new headquarters building; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. We intend to adopt the requirements of the new standard via a cumulative-effect adjustment without restating prior periods. Based on our assessment to date, we expect that the adoption of ASU 2016-02 will not have a material effect on our results of operations but will result in an increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheets. We are unable to quantify the amount of that increase at this time.

2.  ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
Acquisition of RB Foods
On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million. In December 2017, we paid $4.2 million associated with the final working capital adjustment. The acquisition was funded through our issuance of approximately 6.35 million shares of common stock non-voting (see note 13) and through new borrowings comprised of senior unsecured notes and pre-payable term loans (see note 6). The acquired market-leading brands of RB Foods include French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions move us to a leading position in the attractive U.S. Condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments. At the time of the acquisition, annual sales of RB Foods were approximately $570 million. The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of RB Foods’ operations are included in our consolidated financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
The purchase price of RB Foods was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management.
During 2018, we completed the final valuation of the RB Foods acquisition which resulted in the following fair value allocations, net of cash acquired, summarized in the table below (in millions):

Trade accounts receivable	$36.9
Inventories	67.1
Property, plant and equipment	38.5
Goodwill	2,648.5
Intangible assets	2,430.0
Other assets	4.4
Trade accounts payable	(65.8)
Other accrued liabilities	(35.0)
Deferred taxes	(893.9)
Other long-term liabilities	(20.8)
Total	$4,209.9
The impact of revising the fair value estimate of the RB Foods acquisition during 2018 decreased indefinite-lived brand names and trademarks by $155.0 million, decreased definite-lived intangible assets by $10.0 million, decreased deferred taxes by $60.9 million, increased other assets and liabilities, net, by $1.9 million and increased goodwill by $102.2 million. These revisions were primarily associated with finalizing the fair value estimate for the acquired intangible assets as well as the related deferred tax effects.
The valuation of the acquired net assets of RB Foods includes $2,320.0 million allocated to indefinite-lived brand assets and $110.0 million allocated to definite-lived intangible assets with a weighted-average life of 15 years. We valued brand names and trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the royalty rates, the discount rates that appropriately reflect the risks inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.

We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $20.9 million that was recognized in cost of goods sold in 2017 as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
The fair value of property, plant and equipment was determined using a combination of the income approach, the market approach and the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Deferred income tax assets and liabilities represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases all computed using tax rates in effect as of the acquisition date.
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items.
As a result of the acquisition, we recognized a total of $2,648.5 million of goodwill. That goodwill, which is not deductible for tax purposes, primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumer and flavor solutions customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce.
Total transaction and integration expenses related to the RB Foods acquisition were $99.6 million, of which $59.8 million and $39.8 million represented transaction expenses and integration expenses, respectively. These costs primarily consist of the amortization of the acquisition-date fair value adjustment of inventories in the amount of $20.9 million that is included in cost of goods sold for 2017; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including the costs of $15.4 million related to the bridge financing commitment that was included in other debt costs for 2017. The following are the transaction and integration expenses related to the RB Foods acquisition that we have recorded for the years ended November 30 (in millions):

	2018	2017
Transaction expenses included in cost of goods sold	$—	$20.9
Transaction expenses included in other debt costs	—	15.4
Other transaction expenses	0.3	23.2
Integration expenses	22.2	17.6
Total	$22.5	$77.1
The incremental impact to our sales from RB Foods was $190.1 million for 2017. The impact of RB Foods on our 2017 consolidated income before taxes, including the effect of the transaction and integration expenses previously noted, and financing costs was a loss of approximately $42 million.
The following unaudited pro forma information presents consolidated financial information as if RB Foods had been acquired at the beginning of fiscal 2016. Interest expense has been adjusted to reflect the debt issued to finance the acquisition as though that debt had been outstanding at December 1, 2015. The pro forma results reflect amortization expense of approximately $7.3 million, relating to definite-lived intangible assets recorded based upon third-party valuations. The pro forma results for 2016 also include transaction and integration costs of $40.8 million, $20.9 million of amortization of the acquisition-date fair value adjustment of inventories, and $15.4 million associated with the bridge financing commitment, all assuming that the acquisition had occurred as of December 1, 2015. The pro forma results for 2017 exclude the previously noted items, as they have been included, on a pro forma basis, in the results for 2016. The pro forma adjustments previously noted have been adjusted for the applicable income tax impact. Basic and diluted shares outstanding have been adjusted to reflect the issuance of 6.35 million shares of our common stock non-voting to partially finance the acquisition.

(in millions, except per share data)	Year ended November 30,
	2017	2016
	(Unaudited)
Net sales	$5,209.0	$4,969.3
Net income	548.7	465.5
Earnings per share – basic	$4.19	$3.50
Earnings per share – diluted	4.14	3.46
These unaudited pro forma consolidated results are not adjusted for changes in the business that will take place subsequent to our acquisition, including, but not limited to, additional transaction and integration costs that have or may be incurred. Accordingly, the above unaudited pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of December 1, 2015, nor are they indicative of future consolidated results.
Other Acquisitions
On September 21, 2018, we purchased the remaining 10% ownership interest in our Shanghai subsidiary for a cash payment of $12.7 million In conjunction with our purchase of this remaining 10% minority interest, we have eliminated the minority interest in Shanghai and recorded an adjustment of $12.4 million to retained earnings in our consolidated balance sheet. The $12.7 million payment is reflected in the financing activities section of our consolidated cash flow statement for 2018.
On May 5, 2017, we purchased the remaining 15% ownership interest in our joint venture, Kohinoor Specialty Foods India Private Limited (Kohinoor) in India for a cash payment of $1.5 million, of which $1.2 million was paid in 2017 and the balance was paid in 2018. In September 2011, when we originally entered this joint venture, we invested $113.0 million for an 85% interest in Kohinoor. In conjunction with our purchase of the 15% minority interest in 2017, we have eliminated the minority interest in Kohinoor and recorded an adjustment of $0.6 million to retained earnings in our consolidated balance sheet. The $0.3 million and $1.2 million payments are reflected in the financing activities section of our consolidated cash flow statement for 2018 and 2017, respectively.
On December 15, 2016, we purchased 100% of the shares of Enrico Giotti SpA (Giotti), a leading European flavor manufacturer located in Italy, for a purchase price of $123.8 million (net of cash acquired of $1.2 million). The acquisition was funded with cash and short-term borrowings. Giotti is well known in the industry for its innovative beverage, sweet, savory and dairy flavor applications. At the time of the acquisition, annual sales of Giotti were approximately €53 million. Our acquisition of Giotti in fiscal 2017 expands the breadth of value-added products for McCormick's flavor solutions segment, including additional expertise in flavoring health and nutrition products. Giotti has been included in our flavor solutions segment since its acquisition.
On April 19, 2016, we completed the purchase of 100% of the shares of Botanical Food Company, Pty Ltd, owner of the Gourmet Garden brand of packaged herbs (Gourmet Garden), a privately held company based in Australia. Gourmet Garden is a global market leader in chilled convenient packaged herbs. Gourmet Garden's products complement our existing branded herb portfolio with the addition of chilled convenient herbs located in the perimeter of the grocery store. We plan to drive sales of the Gourmet Garden brand by expanding global distribution and building awareness with increased brand investment. At the time of acquisition, annual sales of Gourmet Garden were approximately 70 million Australian dollars. The purchase price was $116.2 million, net of cash acquired of $3.3 million and was financed with a combination of cash and short-term borrowings. Gourmet Garden has been included in our consumer segment since its acquisition. While this business has a flavor solutions component, the flavor solutions component was not material to its overall business in 2016. Beginning in 2017, the flavor solutions component of Gourmet Garden has been reflected as a component of our flavor solutions segment.

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

3.  SPECIAL CHARGES

In our consolidated income statement, we include a separate line item captioned “special charges” in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions. In 2018, we also included in special charges, as approved by our Management Committee, expense associated with a one-time payment, made to eligible U.S. hourly employees, to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and as more fully described in note 12.

The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2018	2017	2016
Special charges included in cost of goods sold	$—	$—	$0.3
Other special charges in the income statement (1)	16.3	22.2	15.7
Total special charges	$16.3	$22.2	$16.0

(1)
Included in special charges for 2018 and 2017 are non-cash fixed asset impairment charges of $3.0 million and $0.5 million, respectively. Included in special charges for 2016 is a non-cash goodwill impairment charge of $2.6 million recognized upon the exit of a consolidated joint venture.

The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2018	2017	2016
Consumer segment	$10.0	$15.3	$9.2
Flavor solutions segment	6.3	6.9	6.8
Total special charges	$16.3	$22.2	$16.0

We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

During 2018, we recorded $16.3 million of special charges, consisting primarily of: (i) $11.5 million related to our global enablement initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million made to certain U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $1.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $1.6 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia/Pacific region to a new facility under construction in Thailand. Of the $11.5 million in special charges recognized in 2018 related to our GE initiative, $7.5 million related to third party expenses, $3.0 million represented a non-cash asset impairment charge, and $1.0 million related to employee severance benefits. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in 2018, to a new global enterprise resource planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

Of the $16.3 million in special charges recorded during 2018, approximately $12.3 million were paid in cash and $3.0 million represented a non-cash asset impairment, with the remaining accrual expected to be paid in early 2019.

During 2017, we recorded $22.2 million of special charges, consisting primarily of (i) $12.7 million related to third party expenses incurred associated with our evaluation of changes relating to our global enablement initiative, which is described below; (ii) $2.8 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; (iii) $2.5 million for severance and other exit costs associated with our Europe, Middle East, and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017; and (iv) $1.7 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia/Pacific region to a new facility under construction in Thailand.

During 2017, our Management Committee approved a multi-year initiative during which we expect to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as Global Enablement (GE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its multi-year course—to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that approximately half will be attributable to each employee severance and related benefit payments and cash payments associated with related costs of GE implementation and transition, including outside consulting and other costs directly related to the initiative. We incurred $11.5 million and $12.7 million of special charges associated with our GE initiative during 2018 and 2017, respectively. The GE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

During 2016, we recorded $16.0 million of special charges, principally consisting of: (i) $5.7 million related to additional organization and streamlining actions associated with our EMEA region, which began in 2015; (ii) $2.8 million associated with the exit from our consolidated joint venture in South Africa, which is described below; (iii) $1.9 million for employee severance actions and other exit costs related to the discontinuance of non-profitable product lines of our Kohinoor business in India, which began in 2015; (iv) $1.8 million associated with actions in connection with our planned exit of two leased manufacturing facilities in Singapore and Thailand, which are described below; and (v) $1.7 million for employee severance actions and related costs associated with our North American effectiveness initiative, which began in 2015. The remainder principally related to other streamlining actions in 2016, as approved by our Management Committee, in our operations in North America, EMEA and Asia/Pacific.

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

In 2016, our Management Committee approved a plan, to construct a new manufacturing facility in Thailand to replace two leased manufacturing facilities in Singapore and Thailand for our Asia/Pacific region. In 2018, we opened the new manufacturing facility in Thailand, exited the leased manufacturing facility in Singapore and expect to exit the leased Thai facility in 2019. We recorded $1.8 million of special charges in 2016 principally related to severance and other related costs associated with employees located at the former leased facility in Singapore.

As of November 30, 2018, reserves associated with special charges are included in other accrued liabilities in our consolidated balance sheet.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2018		2017
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$311.3	$84.9	$329.1	$66.5
Indefinite-lived intangible assets:
Goodwill	4,527.9	—	4,490.1	—
Brand names and trademarks	2,646.9	—	2,808.5	—
	7,174.8	—	7,298.6	—
Total goodwill and intangible assets	$7,486.1	$84.9	$7,627.7	$66.5
Intangible asset amortization expense was $20.6 million, $16.3 million and $11.3 million for 2018, 2017 and 2016, respectively. At November 30, 2018, definite-lived intangible assets had a weighted-average remaining life of approximately 11 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2018		2017
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,385.4	$1,104.7	$1,608.3	$163.1
Changes in preliminary purchase price allocation	68.1	34.1	(7.1)	—
Increases in goodwill from acquisitions	—	—	1,697.5	929.3
Foreign currency fluctuations	(54.6)	(9.8)	86.7	12.3
End of year	$3,398.9	$1,129.0	$3,385.4	$1,104.7

Our valuation of the acquired net assets of RB Foods resulted in the allocation of $1,765.6 million and $882.9 million of goodwill to the consumer and flavor solutions segment, respectively. Our valuation of the acquired net assets of Giotti in 2017 resulted in the allocation of $80.5 million of goodwill to the flavor solutions segment.

5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2018	2017	2016
Net sales	$807.9	$775.4	$767.6
Gross profit	290.5	278.5	245.6
Net income	78.9	75.5	66.4
Current assets	$342.1	$315.4	$315.6
Noncurrent assets	129.9	127.6	113.0
Current liabilities	172.1	146.9	146.2
Noncurrent liabilities	10.0	13.6	9.1
Our share of undistributed earnings of unconsolidated affiliates was $142.1 million at November 30, 2018. Royalty income from unconsolidated affiliates was $18.5 million, $17.5 million and $16.1 million for 2018, 2017 and 2016, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 76% of income from unconsolidated operations in 2018, 74% in 2017 and 83% in 2016.
As of November 30, 2018, undistributed earnings of investments in unconsolidated affiliates for which we have not provided deferred income tax liabilities would not be material.

6.  FINANCING ARRANGEMENTS
Our outstanding debt, including capital leases, was as follows at November 30:

(millions)	2018	2017
Short-term borrowings
Commercial paper	$509.9	$219.4
Other	50.1	38.2
	$560.0	$257.6
Weighted-average interest rate of short-term borrowings at year-end	2.9%	2.3%

Long-term debt
5.75% notes due 12/15/2017	$—	$250.0
Term loan due 8/17/2020(1)	130.0	500.0
3.90% notes due 7/8/2021(2)	250.0	250.0
2.70% notes due 8/15/2022	750.0	750.0
Term loan due 8/17/2022(1)	556.3	731.3
3.50% notes due 8/19/2023(3)	250.0	250.0
3.15% notes due 8/15/2024	700.0	700.0
3.25% notes due 11/15/2025(4)	250.0	250.0
3.40% notes due 8/15/2027(5)	750.0	750.0
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	55.0	55.0
Other, including capital leases	180.5	19.6
Unamortized discounts, premiums, debt issuance costs and fair value adjustments	(35.4)	(36.4)
	4,136.4	4,769.5
Less current portion	83.5	325.6
	$4,052.9	$4,443.9

(1)	The term loans are prepayable in whole or in part. Also, the term loan due in 2022 requires quarterly principal payments of 2.5% of the initial principal amount.

(2)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(3)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.

(4)
Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22% during this period (our effective rate as of November 30, 2018 was 3.84%).

(5)	Interest rate swaps, settled upon the issuance of these notes in 2017, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%.
Maturities of long-term debt, including capital leases, during the fiscal years subsequent to November 30, 2018 are as follows (in millions):

2019	$83.5
2020	219.9
2021	340.4
2022	1,101.7
2023	257.7
Thereafter	2,168.6

In connection with our acquisition of RB Foods, we entered into a Term Loan Agreement (“Term Loan”) in August 2017. The Term Loan provide for three-year and five-year senior unsecured term loans, each for $750 million. The net proceeds received from the issuance of the Term Loan was $1,498.3 million. The three-year loan is payable at maturity. The five-year loan is payable in equal quarterly installments in an amount of 2.5% of the initial principal amount, with the remaining unpaid balance due at maturity. The three-year and five-year loans are each prepayable in whole or in part. In 2018 and 2017, we repaid $370.0 million and $250.0 million, respectively, of the three-year loan. In 2018, we repaid $175.0 million of the five-year loan, which included required quarterly principal installments of $75.0 million. In 2017, we repaid $18.8 million of the five-year loan. The three-year and five-year loans currently bear interest at LIBOR plus 1.125% and LIBOR plus 1.25%, respectively. The interest rates are based on our credit rating with the maximum potential interest rates of LIBOR plus 1.625% and LIBOR plus 1.75% for the three-year loan and five-year loan, respectively.

The provisions of our outstanding $1.0 billion revolving credit facility and the Term Loan restrict subsidiary indebtedness and require us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. The applicable leverage ratio is reduced annually. As of November 30, 2018, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility.

In August 2017, we issued an aggregate amount of $2.5 billion of senior unsecured notes. These notes are due as follows: $750.0 million due August 15, 2022, $700.0 million due August 15, 2024, $750.0 million due August 15, 2027 and $300.0 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Interest is payable semiannually in arrears in August and February of each year. The net proceeds received from the issuance of these notes were $2,479.3 million. The net proceeds from this issuance were used to partially fund our acquisition of RB Foods. In addition, we used a portion of these proceeds to repay our $250 million, 5.75% notes that matured on December 15, 2017.

Other debt costs of $15.4 million for the year ended November 30, 2017 represents the financing fees related to a bridge loan commitment, obtained in connection with our acquisition of RB Foods, that expired undrawn.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. We have a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This credit facility supports our commercial paper program and, after $509.9 million was used to support issued commercial paper, we have $490.1 million of capacity at November 30, 2018. In addition, we have several uncommitted lines totaling $237.3 million, which have a total unused capacity at November 30, 2018 of $149.9 million. These lines by their nature can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and commitment fees were $1.3 million and $0.8 million for 2018 and 2017, respectively.
In 2018, we consolidated our Corporate staff and certain non-manufacturing U.S. employees into our new headquarters building in Hunt Valley, Maryland. The 15-year lease for that building requires monthly lease payments of approximately $0.9 million beginning in April 2019. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. Upon commencement of fit-out in the second quarter of 2018, we obtained access to the building, which resulted in the lease commencement date for accounting purposes. We have recognized this lease as a capital lease, with the leased asset of $133.4 million included in property, plant and equipment, net, and the lease obligation in the amount of $138.6 million included in long-term debt as of November 30, 2018. During 2018, we recognized amortization expense of $5.2 million related to the leased asset.
Rental expense under operating leases (primarily buildings and equipment) was $58.5 million in 2018, $46.5 million in 2017 and $41.6 million in 2016. Future annual fixed rental payments under operating leases for the years ended November 30 are as follows (in millions):

2019	$42.9
2020	32.9
2021	24.3
2022	18.7
2023	12.6
Thereafter	22.4

At November 30, 2018, we had guarantees outstanding of $0.6 million with terms of one year or less. At both November 30, 2018 and 2017, we had outstanding letters of credit of $7.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.7 million at November 30, 2018.
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
Foreign Currency
We are potentially exposed to foreign currency fluctuations affecting net investments, transactions and earnings denominated in foreign currencies. We selectively hedge the potential effect of these foreign currency fluctuations by entering into foreign currency exchange contracts with highly-rated financial institutions. At November 30, 2018, we had foreign currency exchange contracts to purchase or sell $494.9 million of foreign currencies as compared to $405.9 million at November 30, 2017. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material.
Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.
We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. The notional value of these contracts was $402.0 million and $281.9 million at November 30, 2018 and 2017, respectively. During fiscal years 2018, 2017 and 2016, we recognized a $2.9 million loss, a $12.8 million gain and a $3.5 million loss, respectively, on the change in fair value of these contracts, which was offset by a $2.7 million gain, a $14.1 million loss and a $3.1 million gain, respectively, on the change in the currency component of the underlying loans. All of the losses and the gains for both fiscal years were recognized in our consolidated income statement as other income, net.
At November 30, 2018, we had $160.6 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. At November 30, 2018, the remaining contracts have durations of one to twelve months.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
We have outstanding interest rate swap contracts for a notional amount of $100 million to receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps, which expire in November 2025, are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025 that we issued in November 2015. Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the derivative instruments on our balance sheet, all of which are all recorded at fair value:

As of November 30, 2018:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.4
Foreign exchange contracts	Other current assets	199.5	4.4	Other accrued liabilities	295.4	6.4
Total			$4.4			$12.8
As of November 30, 2017:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$2.5
Foreign exchange contracts	Other current assets	326.3	12.7	Other accrued liabilities	79.6	4.7
Total			$12.7			$7.2
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our income statement for the years ended November 30, 2018, 2017 and 2016:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2018	2017	2016
Interest rate contracts	Interest expense	$(0.1)	$0.9	$1.6

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2018	2017	2016	Hedged Item		2018	2017	2016
Foreign exchange contracts	Other income, net	$(2.9)	$12.8	$(3.5)	Intercompany loans	Other income, net	$2.7	$(14.1)	$3.1

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2018	2017	2016		2018	2017	2016
Interest rate contracts	$—	$(2.9)	$—	Interest expense	$0.5	$(0.4)	$(0.3)
Foreign exchange contracts	2.6	(7.3)	4.4	Cost of goods sold	(3.3)	1.2	3.7
Total	$2.6	$(10.2)	$4.4		$(2.8)	$0.8	$3.4
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $1.8 million increase to earnings.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments as of November 30 were as follows:

	2018		2017
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$120.8	$120.8	$127.0	$127.0
Long-term debt (including current portion)	4,136.4	4,039.4	4,769.5	4,858.5
Derivatives related to:
Interest rates (liabilities)	6.4	6.4	2.5	2.5
Foreign currency (assets)	4.4	4.4	12.7	12.7
Foreign currency (liabilities)	6.4	6.4	4.7	4.7
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
At November 30, 2018, the fair value of long-term debt includes $3,172.7 million and $866.7 million determined using Level 1 and Level 2 valuation techniques, respectively. At November 30, 2017, the fair value of long-term debt includes $3,615.2 million and $1,243.3 million determined using Level 1 and Level 2 valuation techniques, respectively. The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet. The cost of these investments was $73.7 million and $78.4 million at November 30, 2018 and 2017, respectively.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2018, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2018
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$96.6	$96.6	$—
Insurance contracts	118.0	—	118.0
Bonds and other long-term investments	2.8	2.8	—
Foreign currency derivatives	4.4	—	4.4
Total	$221.8	$99.4	$122.4
Liabilities:
Interest rate derivatives	$6.4	$—	$6.4
Foreign currency derivatives	6.4	—	6.4
Total	$12.8	$—	$12.8

		Fair value measurements using fair value hierarchy as of November 30, 2017
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$186.8	$186.8	$—
Insurance contracts	119.5	—	119.5
Bonds and other long-term investments	7.5	7.5	—
Foreign currency derivatives	12.7	—	12.7
Total	$326.5	$194.3	$132.2
Liabilities:
Interest rate derivatives	$2.5	$—	$2.5
Foreign currency derivatives	4.7	—	4.7
Total	$7.2	$—	$7.2
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
At November 30, 2018 and 2017, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2018	2017
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment	$(241.6)	$(124.4)
Unrealized loss on foreign currency exchange contracts	(1.1)	(3.6)
Unamortized value of settled interest rate swaps	0.6	0.8
Pension and other postretirement costs	(117.8)	(152.3)
	$(359.9)	$(279.5)

In conjunction with the adoption of ASU No. 2018-02 Income Statement-Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $20.9 million of other comprehensive income, primarily associated with pension and other postretirement plans, from accumulated other comprehensive income to retained earnings effective December 1, 2017.
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2018	2017	2016
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.5)	$0.4	$0.3	Interest expense
Foreign exchange contracts	3.3	(1.2)	(3.7)	Cost of goods sold
Total before taxes	2.8	(0.8)	(3.4)
Tax effect	(0.6)	0.2	0.9	Income taxes
Net, after tax	$2.2	$(0.6)	$(2.5)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service (credits) costs (1)	$(8.5)	$(1.6)	$0.3	SG&A expense/ Cost of goods sold
Amortization of net actuarial losses (1)	12.6	9.7	16.7	SG&A expense/ Cost of goods sold
Total before taxes	4.1	8.1	17.0
Tax effect	(1.0)	(2.8)	(5.8)	Income taxes
Net, after tax	$3.1	$5.3	$11.2

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
During fiscal years 2018 and 2017, we made the following significant changes to our employee benefit and retirement plans:
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

•
On January 3, 2017, our Management Committee approved the freezing of benefits under the McCormick Pension Plan, the defined benefit pension plan available to U.S. employees hired on or prior to December 31, 2011. The effective date of this freeze was November 30, 2018. Employees who are participants in that plan retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plan.

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

As a result of these changes, we remeasured pension assets and benefit obligations as of the dates of the approvals indicated above and (i) in fiscal year 2018, we reduced the Canadian plan benefit obligations by $17.5 million; and (ii) in fiscal year 2017, we reduced the U.S. and U.K. plan benefit obligations by $69.9 million and $7.8 million, respectively. These remeasurements resulted in non-cash, pre-tax net actuarial gains of $17.5 million and $77.7 million for fiscal years 2018 and 2017, respectively. These net actuarial gains consist principally of curtailment gains of $18.0 million and $76.7 million, which are included in our Consolidated Statement of Comprehensive Income for 2018 and 2017, respectively, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during 2018 and 2017, are also included in that statement as a component of Other comprehensive income (loss).
Included in accumulated other comprehensive loss at November 30, 2018 was $153.1 million ($117.8 million net of tax) related to net unrecognized actuarial losses of $160.5 million and unrecognized prior service cost credits of $7.4 million that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $5.1 million ($3.9 million net of tax) in net periodic pension and postretirement benefit credits during 2019 related to the amortization of actuarial losses of $2.8 million and the amortization of prior service cost credits of $(7.9) million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2018	2017	2018	2017
Discount rate—funded plan	4.7%	4.0%	3.3%	3.0%
Discount rate—unfunded plan	4.6%	3.9%	—	—
Salary scale	—	3.8%	3.0-3.5%	3.0-3.5%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2018	2017	2016	2018	2017	2016
Discount rate—funded plan	4.0%	4.6%	4.7%	2.9%	3.2%	3.9%
Discount rate—unfunded plan	3.9%	4.5%	4.7%	—	—	—
Salary scale	3.8%	3.8%	3.8%	3.5%	3.4%	3.5%
Expected return on plan assets	7.3%	7.3%	7.5%	5.6%	5.5%	6.0%
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
Our pension expense for the years ended November 30 was as follows:

	United States			International
(millions)	2018	2017	2016	2018	2017	2016
Service cost	$17.0	$14.8	$21.5	$4.3	$6.2	$7.1
Interest costs	31.6	31.7	33.3	9.2	10.4	11.3
Expected return on plan assets	(43.4)	(41.4)	(40.8)	(16.6)	(15.3)	(16.2)
Amortization of prior service costs	—	—	—	0.1	0.7	0.3
Amortization of net actuarial loss	9.9	5.8	12.6	2.8	4.1	4.1
Settlement/curtailment loss	—	—	—	0.5	0.6	—
	$15.1	$10.9	$26.6	$0.3	$6.7	$6.6

A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$813.7	$757.0	$341.5	$324.9
Service cost	17.0	14.8	4.3	6.2
Interest costs	31.6	31.7	9.2	10.4
Employee contributions	—	—	0.7	0.7
Plan amendments	5.2	—	3.4	0.3
Plan curtailments	—	(68.9)	(17.5)	(7.8)
Plan settlements	—	—	—	(3.1)
Actuarial (gain) loss	(76.2)	65.6	(20.2)	3.3
Benefits paid	(36.3)	(35.2)	(13.2)	(15.3)
Business combinations	(2.4)	48.7	—	—
Expenses paid	—	—	(0.7)	(0.4)
Foreign currency impact	—	—	(14.6)	22.3
Benefit obligation at end of year	$752.6	$813.7	$292.9	$341.5
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$654.2	$558.9	$331.3	$289.1
Actual return on plan assets	13.6	90.9	(0.7)	31.5
Employer contributions	8.9	11.4	4.6	7.3
Employee contributions	—	—	0.7	0.7
Plan settlements	—	—	—	(3.1)
Benefits paid	(36.3)	(35.2)	(13.2)	(15.3)
Business combinations	—	28.2	—	—
Expenses paid	—	—	(0.7)	(0.4)
Foreign currency impact	—	—	(15.5)	21.5
Fair value of plan assets at end of year	$640.4	$654.2	$306.5	$331.3
Funded status	$(112.2)	$(159.5)	$13.6	$(10.2)
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$752.6	$813.7	$19.1	$20.9
Accumulated benefit obligation	746.9	797.6	16.1	16.7
Fair value of plan assets	640.4	654.2	1.5	1.6
Included in the U.S. in the preceding table is a benefit obligation of $94.9 million and $105.4 million for 2018 and 2017, respectively, related to the SERP. Those amounts also represent the accumulated benefit obligation related to the SERP. The assets related to this plan, which totaled $82.8 million and $89.2 million as of November 30, 2018 and 2017, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
As part of our acquisition of RB Foods in August 2017, we assumed a defined benefit pension plan that covers eligible union employees of the Reckitt Benckiser food business (the "RB Foods Union Pension Plan"). The related plan assets and benefit obligation of the RB Foods Union Pension Plan are included in the U.S. in the preceding table. As noted in the preceding table, at the acquisition date, the funded status of that plan was $(20.5) million, representing a benefit obligation of $48.7 million less the fair value of plan assets of $28.2 million. At the date of acquisition, based upon a preliminary valuation, the accumulated benefit obligation was $40.9 million. During 2018, we finalized the purchase accounting valuation for this plan which improved the funded status of this plan by $2.4 million, to $(18.1) million at the date of acquisition. Plan assets consist of a mix of equities, fixed income funds and real estate funds. During 2018 and 2017, we made contributions of $2.5 million and $5.0 million, respectively, to the RB Foods Union Pension Plan.

Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2018	2017	2018	2017
Non-current pension asset	$—	$—	$31.2	$22.5
Accrued pension liability	112.2	159.5	17.6	32.7
Deferred income tax assets	32.7	69.4	8.8	14.2
Accumulated other comprehensive loss	97.7	112.1	40.1	57.4
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $746.9 million and $797.6 million as of November 30, 2018 and 2017, respectively. The accumulated benefit obligation for the international pension plans was $286.8 million and $317.2 million as of November 30, 2018 and 2017, respectively.
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
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2018
Asset Category	2018	2017	Target
Equity securities	65.8%	69.3%	59.0%
Fixed income securities	20.5%	18.6%	23.2%
Other	13.7%	12.1%	17.8%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2018
Asset Category	2018	2017	Target
Equity securities	52.1%	53.8%	53.0%
Fixed income securities	47.8%	46.1%	47.0%
Other	0.1%	0.1%	—%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2018	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$16.0	$16.0	$—
Equity securities:
U.S. equity securities(a)	283.2	149.6	133.6
International equity securities(b)	132.7	126.1	6.6
Fixed income securities:
U.S. government/corporate bonds(c)	46.2	44.1	2.1
High yield bonds(d)	36.7	—	36.7
International/government/corporate bonds(e)	27.4	27.4	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	22.3	18.7	3.6
Natural resources (h)	12.6	—	12.6
Total	$578.2	$381.9	$196.3
Investments measured at net asset value(i)
Hedge funds(j)	36.7
Private equity funds(k)	5.6
Private debt funds(l)	19.9
Total investments	$640.4

As of November 30, 2018	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$2.0	$2.0	$—
International equity securities(b)	159.5	—	159.5
Fixed income securities:
U.S./government/ corporate bonds(c)	125.2	—	125.2
Insurance contracts(f)	19.8	—	19.8
Total investments	$306.5	$2.0	$304.5

As of November 30, 2017	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$6.4	$6.4	$—
Equity securities:
U.S. equity securities(a)	305.1	144.2	160.9
International equity securities(b)	144.8	144.8	—
Fixed income securities:
U.S./government/ corporate bonds(c)	45.3	45.3	—
High yield bonds(d)	35.6	—	35.6
International/government/ corporate bonds(e)	27.1	27.1	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	19.8	18.3	1.5
Natural resources (h)	11.4	—	11.4
Total	$596.6	$386.1	$210.5
Investments measured at net asset value(i)
Hedge funds(j)	41.5
Private equity funds(k)	3.2
Private debt funds(l)	12.9
Total investments	$654.2

As of November 30, 2017		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$0.3	$0.3	$—
International equity securities(b)	178.2	—	178.2
Fixed income securities:
U.S./government/ corporate bonds(c)	131.6	—	131.6
Insurance contracts(f)	21.2	—	21.2
Total investments	$331.3	$0.3	$331.0

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises funds investing in real estate investment trusts (REIT). An appropriate benchmark is the MSCI U.S. REIT Index.

(h)	This category comprises funds investing in natural resources. An appropriate benchmark is the Alerian master limited partnership (MLP) Index.

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
Equity securities in the U.S. pension plans included McCormick stock with a fair value of $57.2 million (0.4 million shares and 8.9% of total U.S. pension plan assets) and $39.0 million (0.4 million shares and 6.0% of total U.S. pension plan assets) at November 30, 2018 and 2017, respectively. Dividends paid on these shares were $0.8 million and $0.7 million in 2018 and in 2017, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and International plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2019	$38.8	$12.7
2020	38.9	12.4
2021	40.6	13.1
2022	43.4	13.1
2023	44.1	14.1
2024-2028	240.4	69.9
U.S. Defined Contribution Retirement Plans
For the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition, we make contributions of 3% of the participant's salary for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. We also sponsor a non-qualified defined contribution retirement plan. Our contributions charged to expense under all U.S. defined contribution retirement plans were $15.5 million, $12.2 million and $10.4 million in 2018, 2017 and 2016, respectively.
At the participant’s election, 401(k) retirement plans held 1.8 million shares of McCormick stock, with a fair value of $266.4 million, at November 30, 2018. Dividends paid on these shares in 2018 and 2017 were $3.9 million and $3.8 million, respectively.
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

•
On August 23, 2017, our Management Committee approved the elimination of life insurance benefits under our other postretirement benefit plan to eligible U.S. active employees (that life insurance benefit was available to U.S. employees hired on or prior to December 31, 2008). The effective date of this plan amendment was January 1, 2018, unless an employee committed to their retirement date by December 31, 2017 and retired on or before December 31, 2018.

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

Our other postretirement benefit expense for the years ended November 30 follows:

(millions)	2018	2017	2016
Service cost	$2.0	$2.6	$2.7
Interest costs	2.4	3.3	3.8
Amortization of prior service credits	(8.6)	(2.3)	—
Amortization of actuarial gains	(0.1)	(0.2)	—
Postretirement benefit expense	$(4.3)	$3.4	$6.5
Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$70.9	$95.5
Service cost	2.0	2.6
Interest costs	2.4	3.3
Employee contributions	0.4	3.2
Plan amendments	—	(27.1)
Demographic assumptions change	—	2.4
Other plan assumptions	(0.1)	—
Discount rate change	(4.5)	3.7
Actuarial (gain) loss	(3.0)	(3.5)
Benefits paid	(5.2)	(9.2)
Benefit obligation at end of year	$62.9	$70.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4.8	6.0
Employee contributions	0.4	3.2
Benefits paid	(5.2)	(9.2)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$62.9	$70.9
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2019	$4.1	$1.3	$5.4
2020	4.1	1.3	5.4
2021	4.1	1.3	5.4
2022	4.1	1.3	5.4
2023	4.0	1.3	5.3
2024-2028	19.2	6.4	25.6
The assumed discount rate in determining the benefit obligation was 4.5% and 3.6% for 2018 and 2017, respectively.
For 2018, the assumed annual rate of increase in the cost of covered health care benefits is 7.3% (8.0% last year). It is assumed to decrease gradually to 4.5% in the year 2028 (4.5% in 2027 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2018.
11.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). Total stock-based compensation expense for 2018, 2017 and 2016 was $25.6 million, $23.9 million and $25.6 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2018 was $31.7 million and the weighted-average period over which this will be recognized is 1.6 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of
November 30, 2018, we have 3.2 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
For all awards, forfeiture rates are considered in the calculation of compensation expense.
The following summarizes the key terms and the methods of valuation and expense recognition for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder. Compensation expense is recorded in the income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2018		2017		2016
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	267	$86.47	267	$80.08	270	$71.03
Granted	278	112.72	131	94.63	105	96.59
Vested	(113)	88.15	(118)	80.62	(94)	72.21
Forfeited	(9)	96.53	(13)	90.85	(14)	82.10
Outstanding—end of year	423	$103.05	267	$86.47	267	$80.08
Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options vest ratably over a three-year period or, if earlier, upon the retirement-eligibility dates of the holders and are exercisable over a 10-year period. Upon exercise of the option, shares are issued from our authorized and unissued shares.
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
The per share weighted-average fair value for all options granted was $20.30, $17.61 and $17.50 in 2018, 2017 and 2016, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2018	2017	2016
Risk-free interest rates	1.7 - 2.9%	0.9 - 2.4%	0.5 - 1.9%
Dividend yield	2.0%	1.9%	1.7%
Expected volatility	18.4%	18.7%	18.7%
Expected lives	7.6 years	7.6 years	7.6 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2018		2017		2016
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.8	$71.91	4.9	$66.00	4.8	$59.20
Granted	0.4	105.95	0.6	98.07	0.7	99.92
Exercised	(1.6)	55.28	(0.7)	50.63	(0.6)	51.26
Outstanding—end of year	3.6	82.60	4.8	71.91	4.9	66.00
Exercisable—end of year	2.8	$76.54	3.8	$65.34	3.4	$56.97
As of November 30, 2018, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $244.4 million and for options currently exercisable was $202.2 million. At November 30, 2018, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2018, 2017 and 2016 was $108.0 million, $31.4 million and $25.4 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2018 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$29.00 - $55.00	0.4	2.9	$50.66	0.4	2.9	$50.66
$55.01 - $81.00	1.6	5.4	73.18	1.6	5.4	73.18
$81.01 - $107.00	1.6	8.2	100.67	0.8	7.7	99.41
	3.6	5.6	$82.60	2.8	4.6	$76.54
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
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2018		2017		2016
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	220	$84.31	201	$78.10	192	$70.94
Granted	86	101.90	78	89.96	108	86.40
Vested	(60)	74.02	(43)	69.04	(18)	64.74
Performance adjustment	(26)	86.40	(16)	74.02	(41)	69.04
Forfeited	(2)	97.41	—	—	(40)	81.78
Outstanding—end of year	218	$83.55	220	$84.31	201	$78.10

12. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2018	2017	2016
Income taxes
Current
Federal	$92.9	$67.1	$127.7
State	11.0	6.2	15.1
International	78.7	53.9	50.2
	182.6	127.2	193.0
Deferred
Federal	(340.3)	23.8	(29.6)
State	1.5	0.9	(2.4)
International	(1.1)	(0.6)	(8.0)
	(339.9)	24.1	(40.0)
Total income tax (benefit) expense	$(157.3)	$151.3	$153.0

In December 2017, President Trump signed into law Pub.L. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Act were effective during our fiscal year ended November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year ending November 30, 2019. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate has reduced our net U.S. deferred income tax liability by $380.0 million and is reflected as a reduction in our income tax expense in our results for the year ended November 30, 2018. The U.S. Tax Act imposes a one-time transition tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. We estimate this transition tax to be $75.3 million. In addition to this transition tax, we have incurred additional foreign withholding taxes, net of a U.S. foreign tax credit, of $7.9 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested at January 1, 2018, and were subsequently distributed during fiscal 2018, as well as a $4.7 million reduction in our fiscal 2018 income taxes as a consequence of the transition tax, both of which we have recognized as a component of our income tax expense for the year ended November 30, 2018 for a net transition tax impact of $78.5 million. The cash tax effects of the transition tax, reduced by the utilization of $12.0 million of foreign tax credits carried forward from the prior year as well as other items, of $49.1 million can be remitted in installments over an eight-year period and we intend to do so.
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2018	2017	2016
Pretax income
United States	$492.2	$382.1	$383.3
International	249.1	212.7	205.9
	$741.3	$594.8	$589.2

A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2018	2017	2016
Federal statutory tax rate	22.2%	35.0%	35.0%
State income taxes, net of federal benefits	1.5	0.8	1.4
International tax at different effective rates	0.4	(4.8)	(6.7)
U.S. tax on remitted and unremitted earnings	0.6	0.4	0.4
Stock compensation expense	(2.9)	(1.6)	—
U.S. manufacturing deduction	(0.8)	(1.8)	(2.2)
Changes in prior year tax contingencies	(0.8)	(2.1)	(1.8)
U.S. Tax Act	(40.7)	—	—
Other, net	(0.7)	(0.5)	(0.1)
Total	(21.2)%	25.4%	26.0%
Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2018	2017
Deferred tax assets
Employee benefit liabilities	$82.7	$146.8
Other accrued liabilities	40.0	51.7
Inventory	8.0	12.4
Tax loss and credit carryforwards	57.2	50.2
Other	44.2	18.7
Valuation allowance	(32.9)	(26.0)
	199.2	253.8
Deferred tax liabilities
Depreciation	77.8	52.3
Intangible assets	782.8	1,246.0
Other	5.3	6.1
	865.9	1,304.4
Net deferred tax liability	$(666.7)	$(1,050.6)
At November 30, 2018, our non-U.S. subsidiaries have tax loss carryforwards of $195.9 million. Of these carryforwards, $2.5 million expire in 2019, $6.4 million from 2020 through 2021, $54.1 million from 2022 through 2035 and $132.9 million may be carried forward indefinitely.
At November 30, 2018, our non-U.S. subsidiaries have capital loss carryforwards of $28.2 million. All of these carryforwards may be carried forward indefinitely.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $6.9 million net increase in the valuation allowance from November 30, 2017 to November 30, 2018 was mainly due to subsidiaries' net operating and capital losses which may not be realized in future periods.
Historically, we have not provided deferred income taxes on the cumulative undistributed earnings of our international subsidiaries. During fiscal 2018, we determined that previously undistributed earnings of certain international subsidiaries no longer met the requirements of indefinite reinvestment and therefore recognized $7.9 million of income tax expense in fiscal 2018. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely. While federal income tax expense has been recognized as a result of the U.S. Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2018	2017	2016
Balance at beginning of year	$39.1	$58.3	$56.5
Additions for current year tax positions	6.5	7.3	10.3
Additions for prior year tax positions	0.3	0.9	2.4
Reductions for prior year tax positions	(6.9)	(8.4)	—
Settlements	—	(18.1)	—
Statute expirations	(9.1)	(2.1)	(10.0)
Foreign currency translation	(2.0)	1.2	(0.9)
Balance at November 30	$27.9	$39.1	$58.3
As of November 30, 2018, if recognized $27.5 million of the unrecognized tax benefits of $27.9 million would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $0.1 million, $0.4 million and $1.2 million in 2018, 2017 and 2016, respectively. As of November 30, 2018 and 2017, we had accrued $5.1 million and $5.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2018 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2015. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2011.
We are under normal recurring tax audits in the U.S. and in several jurisdictions outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
13.  CAPITAL STOCK, EARNINGS PER SHARE AND STOCK ISSUANCE
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
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2018	2017	2016
Average shares outstanding—basic	131.5	126.8	126.6
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.7	1.6	1.4
Average shares outstanding—diluted	133.2	128.4	128.0
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2018	2017	2016
Antidilutive securities	0.2	1.1	0.5
14.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2018 and 2017, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.
15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” “Schwartz,” “Club House,” “Kamis,” “Kohinoor,” "DaQiao," "Drogheria & Alimentari," "Stubb's" and "Gourmet Garden." Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
Historically we have measured segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. Beginning in 2017, we also exclude transaction and integration expenses related to our acquisition of RB Foods from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the RB Foods business. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for internal reporting, evaluating performance or allocating capital.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 11% of consolidated sales in 2018, 2017 and 2016. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 10% of consolidated sales in 2018 and approximately 11% in both 2017 and 2016.
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
Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2018
Net sales	$3,318.0	$2,090.9	$5,408.9	$—	$5,408.9
Operating income excluding special charges and transaction and integration expenses	644.9	297.2	942.1	—	942.1
Income from unconsolidated operations	29.5	5.3	34.8	—	34.8
Assets	—	—	10,015.8	240.6	10,256.4
Capital expenditures	—	—	126.3	42.8	169.1
Depreciation and amortization	—	—	115.0	35.7	150.7
2017
Net sales	$2,970.1	$1,864.0	$4,834.1	$—	$4,834.1
Operating income excluding special charges and transaction and integration expenses	564.2	222.1	786.3	—	786.3
Income from unconsolidated operations	28.9	5.0	33.9	—	33.9
Assets	—	—	10,036.7	349.1	10,385.8
Capital expenditures	—	—	153.6	28.8	182.4
Depreciation and amortization	—	—	99.8	25.4	125.2
2016
Net sales	$2,753.2	$1,658.3	$4,411.5	$—	$4,411.5
Operating income excluding special charges	490.8	166.2	657.0	—	657.0
Income from unconsolidated operations	30.7	5.4	36.1	—	36.1
Assets	—	—	4,387.8	248.1	4,635.9
Capital expenditures	—	—	120.1	33.7	153.8
Depreciation and amortization	—	—	71.7	37.0	108.7

A reconciliation of operating income excluding special charges, and for 2018 and 2017, transaction and integration expenses, to operating income for 2018, 2017 and 2016 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2018
Operating income excluding special charges and transaction and integration expenses	$644.9	$297.2	$942.1
Less: Special charges	10.0	6.3	16.3
Less: Transaction and integration expenses	15.0	7.5	22.5
Operating income	$619.9	$283.4	$903.3

2017
Operating income excluding special charges and transaction and integration expenses	$564.2	$222.1	$786.3
Less: Special charges	15.3	6.9	22.2
Less: Transaction and integration expenses included in cost of goods sold	13.6	7.3	20.9
Less: Other transaction and integration expenses	27.1	13.7	40.8
Operating income	$508.2	$194.2	$702.4

2016
Operating income excluding special charges	$490.8	$166.2	$657.0
Less: Special charges included in cost of goods sold	0.3	—	0.3
Less: Other special charges	8.9	6.8	15.7
Operating income	$481.6	$159.4	$641.0
Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2018
Net sales	$3,266.9	$1,021.1	$1,120.9	$5,408.9
Long-lived assets	6,449.7	1,060.0	876.6	8,386.3
2017
Net sales	$2,859.6	$951.6	$1,022.9	$4,834.1
Long-lived assets	6,357.9	1,129.1	883.3	8,370.3
2016
Net sales	$2,565.3	$896.0	$950.2	$4,411.5
Long-lived assets	1,499.9	846.5	519.3	2,865.7
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

16.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental income statement, balance sheet and cash flow information follow:

(millions)	2018	2017
Inventories
Finished products	$406.1	$398.1
Raw materials and work-in-process	380.2	395.2
	$786.3	$793.3
Prepaid expenses	$27.2	$32.4
Other current assets	51.7	49.4
	$78.9	$81.8
Property, plant and equipment
Land and improvements	$62.6	$63.2
Buildings (including capital lease)	626.2	488.3
Machinery and equipment	926.5	882.0
Software	336.9	332.5
Construction-in-progress	114.3	99.9
Accumulated depreciation	(1,081.4)	(1,056.8)
	$985.1	$809.1
Investments and other assets
Investments in affiliates	$167.2	$163.6
Long-term investments	120.8	127.0
Other assets	102.2	107.9
	$390.2	$398.5
Other accrued liabilities
Payroll and employee benefits	$176.5	$181.3
Sales allowances	142.1	146.6
Other	329.6	396.3
	$648.2	$724.2
Other long-term liabilities
Pension	$123.1	$169.5
Postretirement benefits	58.5	65.8
Unrecognized tax benefits	31.0	28.9
Other	100.5	65.0
	$313.1	$329.2

(millions)	2018	2017	2016
Depreciation	$104.8	$85.2	$71.2
Software amortization	14.0	14.5	17.1
Interest paid	179.8	72.1	57.5
Income taxes paid	154.6	155.6	151.0
Dividends paid per share were $2.08 in 2018, $1.88 in 2017 and $1.72 in 2016. Dividends declared per share were $2.13 in 2018, and $1.93 in 2017, and $1.76 in 2016.

17.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2018
Net sales	$1,237.1	$1,327.3	$1,345.3	$1,499.2
Gross profit	520.0	575.2	594.9	681.5
Operating income	183.7	191.7	233.0	294.9
Net income	422.6	123.3	173.5	214.0
Basic earnings per share	3.22	0.94	1.32	1.62
Diluted earnings per share	3.18	0.93	1.30	1.60
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.52	0.52	0.52	0.52
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.52	0.52	1.09
2017
Net sales	$1,043.7	$1,114.3	$1,185.2	$1,490.9
Gross profit	413.0	444.6	484.4	668.2
Operating income	134.2	132.6	168.7	266.9
Net income	93.5	100.0	108.2	175.7
Basic earnings per share	0.75	0.80	0.86	1.34
Diluted earnings per share	0.74	0.79	0.85	1.32
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.47	0.47	0.47	0.47
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.47	0.47	0.99

Operating income for the first quarter of 2018 included $2.2 million of special charges, with an after-tax impact of $1.6 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the first quarter of 2018 included $8.7 million of transaction and integration expenses, with an after-tax impact of $6.9 million and a per share impact of $0.05 for both basic and diluted earnings per share. Net income for the first quarter of 2018 included $297.9 million of non-recurring income tax benefit related to enactment of the U.S. Tax Act, with a per share impact of $2.27 and $2.24 for basic and diluted earnings per share, respectively. Operating income for the second quarter of 2018 included $8.4 million of special charges, with an after-tax impact of $6.5 million and a per share impact of $0.05 for both basic and diluted earnings per share. Operating income for the second quarter of 2018 included $7.8 million of transaction and integration expenses, with an after-tax impact of $6.1 million and a per share impact of $0.05 and $0.04 for basic and diluted earnings per share, respectively. Operating income for the third quarter of 2018 included $3.3 million of special charges, with an after-tax impact of $2.5 million and a per share impact of $0.02 for both basic and diluted earnings per share. Operating income for the third quarter of 2018 included $5.6 million of transaction and integration expenses, with an after-tax impact of $4.3 million and a per share impact of $0.04 for both basic and diluted earnings per share. Net income for the third quarter of 2018 included $10.3 million of non-recurring income tax benefit related to enactment of the U.S. Tax Act, with a per share impact of $0.08 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2018 included $2.4 million of special charges, with an after-tax impact of $1.9 million and a per share impact of $0.02 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2018 included $0.4 million of transaction and integration expenses, with an after-tax impact of $0.3 million. Net income for the fourth quarter of 2018 included $6.7 million of non-recurring income tax expense related to enactment of the U.S. Tax Act, with a per share impact of $0.05 for both basic and diluted earnings per share.

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

See notes 2 and 3 for details with respect to the transaction and integration expenses and actions undertaken in connection with these special charges, respectively. See note 12 for details regarding the non-recurring income tax benefits.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2018 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
In addition to the executive officers described in the 2019 Proxy Statement incorporated by reference in this Item 10 of this Report, the following individuals are also executive officers of McCormick: Lisa B. Manzone and Nneka L. Rimmer.
Ms. Manzone is 54 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present–Senior Vice President, Human Relations; January 2015 to June 2015–Vice President Global Human Relations; January 2013 to January 2015–Vice President Compensation and Benefits; October 2010 to January 2013–Vice President, Human Relations U.S. Consumer Products Division.

Ms. Rimmer is 47 years old and joined McCormick in April 2015 as Senior Vice President, Corporate Strategy and Development. In August 2017, Ms. Rimmer became Senior Vice President, Strategy and Global Enablement. Before joining McCormick, Ms. Rimmer was Partner and Managing Director with the Boston Consulting Group where she had 13 years of experience designing, executing and leveraging successful large-scale transformational initiatives, working with large global consumer goods corporations.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2019 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 24, 2019, are included herein in Part II, Item 8.
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

		Exhibit Number	Description
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

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2018, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 24, 2019
	Lawrence E. Kurzius	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 24, 2019
	Lawrence E. Kurzius	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 24, 2019
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 24, 2019
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ MICHAEL A. CONWAY	January 24, 2019
Michael A. Conway

/s/ J. MICHAEL FITZPATRICK	January 24, 2019
J. Michael Fitzpatrick

/s/ FREEMAN A. HRABOWSKI, III	January 24, 2019
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 24, 2019
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 24, 2019
Patricia Little

/s/ MICHAEL D. MANGAN	January 24, 2019
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 24, 2019
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 24, 2019
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 24, 2019
Gary M. Rodkin

/s/ W. ANTHONY VERNON	January 24, 2019
W. Anthony Vernon

/s/ JACQUES TAPIERO	January 24, 2019
Jacques Tapiero

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2018:
Allowance for doubtful receivables	$6.6	$1.1	$(0.6)	$(0.7)	$6.4
Valuation allowance on net deferred tax assets	26.0	11.1	(2.2)	(2.0)	32.9
	$32.6	$12.2	$(2.8)	$(2.7)	$39.3
Deducted from asset accounts:
Year ended November 30, 2017:
Allowance for doubtful receivables	$4.2	$2.6	$0.3	$(0.5)	$6.6
Valuation allowance on net deferred tax assets	10.5	15.1	1.8	(1.4)	26.0
	$14.7	$17.7	$2.1	$(1.9)	$32.6
Deducted from asset accounts:
Year ended November 30, 2016:
Allowance for doubtful receivables	$8.0	$0.7	$—	$(4.5)	$4.2
Valuation allowance on net deferred tax assets	14.6	3.5	—	(7.6)	10.5
	$22.6	$4.2	$—	$(12.1)	$14.7