Form 10-Q
period 2019-02-28
MCCORMICK & CO INC
filed 2019-03-26
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 28, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2019
Common Stock	9,552,296
Common Stock Non-Voting	122,455,345

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2019	2018
Net sales	$1,231.5	$1,215.4
Cost of goods sold	764.6	755.0
Gross profit	466.9	460.4
Selling, general and administrative expense	267.9	268.4
Transaction and integration expenses (related to RB Foods acquisition)	—	8.7
Special charges	2.1	2.2
Operating income	196.9	181.1
Interest expense	43.0	41.8
Other income, net	6.1	4.1
Income from consolidated operations before income taxes	160.0	143.4
Income tax expense (benefit)	22.1	(271.1)
Net income from consolidated operations	137.9	414.5
Income from unconsolidated operations	10.1	8.1
Net income	$148.0	$422.6
Earnings per share – basic	$1.12	$3.22
Average shares outstanding – basic	132.2	131.2
Earnings per share – diluted	$1.11	$3.18
Average shares outstanding – diluted	133.8	132.9
Cash dividends paid per share – voting	$0.57	$0.52
Cash dividends paid per share – non-voting	$0.57	$0.52
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended February 28,
	2019	2018
Net income	$148.0	$422.6
Net income attributable to non-controlling interest	0.5	0.9
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including a curtailment gain of $18.0 for the three months ended February 28, 2018)	(2.4)	20.4
Currency translation adjustments	36.7	62.0
Change in derivative financial instruments	0.1	(1.0)
Deferred taxes	(2.0)	(5.0)
Total other comprehensive income	32.4	76.4
Comprehensive income	$180.9	$499.9

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2019	February 28, 2018	November 30, 2018
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$102.3	$179.6	$96.6
Trade accounts receivable, net	435.7	502.0	518.1
Inventories, net
Finished products	415.9	409.0	406.1
Raw materials and work-in-process	391.4	418.7	380.2
	807.3	827.7	786.3
Prepaid expenses and other current assets	82.7	96.7	78.9
Total current assets	1,428.0	1,606.0	1,479.9
Property, plant and equipment	2,092.6	1,915.3	2,066.5
Less: accumulated depreciation	(1,116.1)	(1,092.2)	(1,081.4)
Property, plant and equipment, net	976.5	823.1	985.1
Goodwill	4,538.5	4,626.0	4,527.9
Intangible assets, net	2,869.2	2,907.1	2,873.3
Investments and other assets	415.7	400.8	390.2
Total assets	$10,227.9	$10,363.0	$10,256.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$603.4	$680.7	$560.0
Current portion of long-term debt	85.8	75.6	83.5
Trade accounts payable	673.8	584.4	710.0
Other accrued liabilities	466.1	530.8	648.2
Total current liabilities	1,829.1	1,871.5	2,001.7
Long-term debt	4,034.0	4,378.6	4,052.9
Deferred taxes	704.4	662.3	706.5
Other long-term liabilities	317.7	378.2	313.1
Total liabilities	6,885.2	7,290.6	7,074.2
Shareholders’ Equity
Common stock	404.4	382.9	400.2
Common stock non-voting	1,376.1	1,309.3	1,370.4
Retained earnings	1,877.9	1,592.3	1,760.2
Accumulated other comprehensive loss	(327.4)	(224.3)	(359.9)
Non-controlling interests	11.7	12.2	11.3
Total shareholders’ equity	3,342.7	3,072.4	3,182.2
Total liabilities and shareholders’ equity	$10,227.9	$10,363.0	$10,256.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2019	2018
Operating activities
Net income	$148.0	$422.6
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	40.3	36.6
Stock-based compensation	6.7	4.3
Non-cash net income tax benefit (related to enactment of the U.S. Tax Act)	—	(297.9)
Income from unconsolidated operations	(10.1)	(8.1)
Changes in operating assets and liabilities	(92.7)	(185.0)
Dividends from unconsolidated affiliates	11.4	7.0
Net cash flow provided by (used in) operating activities	103.6	(20.5)
Investing activities
Acquisition of businesses	—	(4.2)
Capital expenditures (including software)	(25.4)	(31.3)
Other investing activities	0.1	0.3
Net cash flow used in investing activities	(25.3)	(35.2)
Financing activities
Short-term borrowings, net	44.3	423.6
Long-term debt borrowings	—	6.4
Long-term debt repayments	(21.5)	(319.8)
Proceeds from exercised stock options	6.7	16.9
Taxes withheld and paid on employee stock awards	(3.1)	(2.9)
Common stock acquired by purchase	(30.5)	(16.8)
Dividends paid	(75.3)	(68.2)
Net cash flow (used in) provided by financing activities	(79.4)	39.2
Effect of exchange rate changes on cash and cash equivalents	6.8	9.3
Increase (decrease) in cash and cash equivalents	5.7	(7.2)
Cash and cash equivalents at beginning of period	96.6	186.8
Cash and cash equivalents at end of period	$102.3	$179.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2018
Balance, November 30, 2017	10.0	121.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
Net income			—	422.6	—	—	422.6
Net income attributable to non-controlling interest			—	—	—	0.9	0.9
Other comprehensive income, net of tax			—	—	76.1	0.3	76.4
Adoption of ASU No. 2018-02			—	20.9	(20.9)	—	—
Stock-based compensation			4.3	—	—	—	4.3
Shares purchased and retired	(0.1)	(0.1)	(3.8)	(17.7)	—	—	(21.5)
Shares issued	0.3	0.1	18.8	—	—	—	18.8
Equal exchange	(0.3)	0.3	—	—	—	—	—
Balance, February 28, 2018	9.9	121.3	$1,692.2	$1,592.3	$(224.3)	$12.2	$3,072.4

Three months ended February 28, 2019
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	148.0	—	—	148.0
Net income attributable to non-controlling interest			—	—	—	0.5	0.5
Other comprehensive income (loss), net of tax			—	—	32.5	(0.1)	32.4
Stock-based compensation			6.7	—	—	—	6.7
Shares purchased and retired	—	(0.2)	(3.9)	(30.3)	—	—	(34.2)
Shares issued	0.1	—	7.1	—	—	—	7.1
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, February 28, 2019	9.6	122.4	$1,780.5	$1,877.9	$(327.4)	$11.7	$3,342.7

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. We made an immaterial adjustment to the accompanying Condensed Consolidated Statement of Comprehensive Income for the three months ended February 28, 2018, which increased currency translation adjustments by $0.3 million to $62.0 million and increased comprehensive income by $0.3 million to $499.9 million, to conform to the presentation included in the Consolidated Statement of Comprehensive Income included in our Annual Report on Form 10-K for the year ended November 30, 2018.
The results of consolidated operations for the three-month period ended February 28, 2019 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2018.
Significant Accounting Policies
The following significant accounting policies were updated in 2019 to reflect changes upon our adoption of ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (the “Revenue Recognition ASU”), ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “Pension ASU”), and ASU No. 2017-12 Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities.
Revenue Recognition
We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and foodservice businesses. We recognize sales as performance obligations are fulfilled when control passes to the customer. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Any taxes collected on behalf of government authorities are excluded from net sales. We account for product shipping and handling as fulfillment activities with costs for these activities recorded within cost of goods sold. Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data.
Performance Obligations
Our revenues primarily result from contracts or purchase orders with customers, which are generally short-term in nature. The Company assesses the goods and services promised in its customers’ contracts or purchase orders and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised, whether explicitly stated or implied based on customary business practices.

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the three months ended February 28, 2019 and 2018 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $109.3 million and $142.1 million at February 28, 2019 and November 30, 2018, respectively. Other contract balances recognized in the current period that are not the result of current period performance are not material.
Other
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. Our business segments each sell to similar channels and customers. See Note 11 for revenues reported by business segment, which is consistent with how we organize and manage our operations, and for revenues reported by geographic region.
Practical Expedients
As more fully described below, we adopted the Revenue Recognition ASU in the first quarter of 2019 using the full retrospective method, including applying the following policy elections and practical expedients upon that adoption:

•
Shipping and handling costs – The Company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

•
Measurement of transaction price – The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales, value added and other excise taxes.

•	Incremental cost of obtaining a contract – The Company elected to expense any incremental costs of obtaining a contract if the contract is for a period of one year or less.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support
Total brand marketing support costs are included in selling, general and administrative expense in the consolidated income statement. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred.
Derivative Instruments
We record all derivatives on the balance sheet at fair value. The fair value of derivative instruments is recorded in other current assets, other assets, other accrued liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the consolidated income statement in other income (expense), net or interest expense. In the consolidated cash flow statement, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instrument.
Cash flow hedges.  Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in accumulated other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) to the consolidated income statement on the same line item as the underlying transaction.

Fair value hedges.  Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item.
Net investment hedges.  Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a nonfunctional currency investment in a subsidiary. Gains and losses on these instruments are included in foreign currency translation adjustments in accumulated other comprehensive income (loss).
Accounting Pronouncements Adopted in 2019
We elected to adopt the Revenue Recognition ASU on a full retrospective basis. We adopted the Pension ASU on a retrospective basis as required by the standard. These new accounting standards are summarized below.
In May 2014, the FASB issued the Revenue Recognition ASU, which supersedes previously existing revenue recognition guidance. Under this new guidance, companies apply a principles-based five-step model to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods or services. The model encompasses the following steps: (1) determination of whether a contract - an agreement between two or more parties that creates legally enforceable rights and obligations - exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The new revenue recognition guidance allows companies to account for shipping and handling activities that occur before and after the customer has obtained control of a product as fulfillment activities rather than as a promised service; and we applied this accounting policy election. In addition, the new revenue guidance requires that customer payments be accounted for as a reduction in the transaction price unless the payment to a customer is in exchange for a distinct good or service. The adoption of this standard did not have and is not expected to have an effect on the timing of our revenue recognition.
Upon adoption of the Revenue Recognition ASU in fiscal 2019, we made the following changes to our revenue recognition accounting policy and disclosure practices. We classify shipping and handling expenses as a component of cost of goods sold, rather than our prior practice of recording these costs as a component of selling, general and administrative expense. Also, we classify all payments to direct and indirect customers, including certain trade funds used for cooperative advertising and displays, as a reduction of revenue. Prior to our adoption of the Revenue Recognition ASU, we presented certain of those payments as brand marketing support costs and included these payments as a component of selling, general and administrative expense. There was no effect on operating income, net income, or basic and diluted earnings per share upon our adoption of the Revenue Recognition ASU in 2019.
In March 2017, the FASB issued the Pension ASU. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component is eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard was adopted as of December 1, 2018 and has been applied on a retrospective basis. Adoption of the new standard solely impacts classification within our consolidated income statement, with no change to net income or basic and diluted earnings per share.

The adoption of the Revenue Recognition ASU and the Pension ASU, on a retrospective basis, impacted our previously reported results for the three months ended February 28, 2018 as follows:

	Accounting Changes
	Previously Reported	Revenue Recognition (1)	Pension	Recast (1)
Net sales	$1,237.1	$(21.7)	$—	$1,215.4
Cost of goods sold	717.1	37.3	0.6	755.0
Gross profit	520.0	(59.0)	(0.6)	460.4
Selling, general and administrative expense	325.4	(59.0)	2.0	268.4
Operating income	183.7	—	(2.6)	181.1
Other income, net	1.5	—	2.6	4.1

(1)
Amounts reflected in these columns have been reclassified from the corresponding amounts included in the Form 8-K that we furnished on March 11, 2019. This reclassification is a revision of the recast of previously reported historical information associated with our retrospective adoption of the Revenue Recognition ASU and Pension ASU in the first quarter of 2019, as follows: (i) decreased cost of goods sold by $4.2 million, with a resultant increase in gross profit by $4.2 million; and (ii) increased selling, general and administrative expense by $4.2 million.

We adopted the following new accounting standards in the first quarter of 2019 on a prospective basis:
In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard is effective for the first quarter of our fiscal year ending November 30, 2020, with early adoption permitted in any interim period or fiscal year before the effective date. We have elected to adopt this guidance effective December 1, 2018. There was no material impact to our financial statements upon adoption.
In October 2016, the FASB issued ASU No. 2016-16 Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. This new standard was effective beginning in fiscal year 2019 and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of December 1, 2018, the first day of our fiscal year 2019. There was no cumulative-effect adjustment upon adoption. As more fully disclosed in note 8, during the three months ended February 28, 2019, we recognized a discrete tax benefit of $16.2 million under the provisions of this standard. The on-going effect of the adoption of the standard will depend on the nature and amount of future transactions.
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)—Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the Revenue Recognition ASU. The new standard is effective for the first quarter of our fiscal year ending November 30, 2019. We currently cannot estimate the impact that adoption of this ASU will have on our financial statements and related disclosures as its application is dependent on the facts and circumstances of individual transactions.
In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532 Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments eliminated the annual requirement to disclose the high and low trading prices of our common stock. In addition, the amendments provide that disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares, and we have provided this disclosure beginning in the first quarter of 2019.
Recently Issued Accounting Pronouncements — Pending Adoption
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations, and, beginning in May 2018, to our new headquarters building; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) Targeted Improvements which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. We intend to adopt the requirements of the new standard via a cumulative-effect adjustment without restating prior periods. Based on our assessment to date, we expect that the adoption of ASU No. 2016-02 will not have a material effect on our results of operations but will result in an increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheets. We are unable to quantify the amount of that increase at this time.

2.	ACQUISITIONS
In August 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million. During the three months ended February 28, 2018, we paid an additional $4.2 million associated with the final working capital adjustment.
During the three months ended February 28, 2018, we incurred $8.7 million of transaction and integration expenses related to the RB Foods acquisition. Those costs consisted of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. The following are the transaction and integration expenses related to the RB Foods acquisition that we have recorded for the three months ended February 28, 2018 (in millions):

Transaction expenses	$0.2
Integration expenses	8.5
Total	$8.7

3.	SPECIAL CHARGES

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

The following is a summary of special charges recognized in the three months ended February 28, 2019 and 2018 (in millions):

	2019	2018
Employee severance benefits and related costs	$0.6	$0.4
Other costs	1.5	1.8
Total	$2.1	$2.2

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In 2017, our Management Committee approved a multi-year initiative during which we expect to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as Global Enablement (GE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected multi-year course—to range from approximately $55 million to $65 million. Of that $55 million to $65 million, we estimate that half will be attributable to each employee severance and related benefit payments and half will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs directly related to the initiative. We incurred $11.5 million and $12.7 million of special charges associated with our GE initiative during 2018 and 2017, respectively. The GE initiative is expected to generate annual savings, ranging from approximately $30 million to $40 million, once all actions are implemented.

During the three months ended February 28, 2019, we recorded $2.1 million of special charges, consisting primarily of costs related to our GE initiative. Of the $2.1 million in special charges recognized in the first quarter of 2019 related to our GE initiative, $1.0 million related to third party expenses and $0.6 million related to employee severance benefits, and $0.5 million related to other costs.

During the three months ended February 28, 2018, we recorded $2.2 million of special charges, consisting primarily of $1.3 million related to third party expenses incurred associated with our evaluation of changes relating to our GE initiative, $0.7 million related to employee severance benefits and other costs associated with the transfer of certain manufacturing operations in our Asia Pacific region to a new facility under construction in Thailand and $0.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities.

Of the $2.1 million in special charges recognized during the three months ended February 28, 2019, approximately $1.5 million were paid in cash, with the remaining accrual expected to be paid during the remainder of fiscal year 2019.

In addition to the amounts recognized in the first three months of 2019, we expect to incur additional special charges during the remainder of 2019. We expect total special charges in 2019 of $15.0 million, consisting of: (i) approximately $12.0 million associated with our GE initiative comprised of third party expenses, employee severance benefits and other costs; and (ii) the remaining $3.0 million comprised of employee severance benefits and other costs directly associated with our ongoing EMEA reorganization plans, the relocation of one of our Chinese manufacturing facilities and the transfer of certain manufacturing operations in our Asia Pacific region to a new facility in Thailand.

The following is a breakdown by business segments of special charges for the three months ended February 28, 2019 and 2018 (in millions):

	2019	2018
Consumer segment	$1.5	$1.0
Flavor solutions segment	0.6	1.2
Total special charges	$2.1	$2.2

All remaining balances associated with our special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

4.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

During each of the three months ended February 28, 2019 and 2018, we repaid $18.8 million (the required quarterly principal installment) of the five-year term loan due August 17, 2022. During the three months ended February 28, 2018, we also repaid $50 million of the three-year term loan due August 17, 2020 and repaid the $250 million, 5.75% notes that matured on December 15, 2017.

We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument and all derivatives are designated as hedges. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

Foreign currency exchange risk.  We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. Management assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts and currency swaps to reduce fluctuations in long or short currency positions.

Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issues.

For foreign currency cash flow and fair value hedges, the assessment of effectiveness is generally based on changes in spot rates.

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. At February 28, 2019, the notional value of these contracts was $547.8 million. We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At February 28, 2019, the notional value of these contracts was $441.2 million. During the three months ended February 28, 2019 and 2018, we recognized gains (losses) of $1.7 million and $(2.2) million, respectively, on the change in fair value of these contracts and (losses) gains of $(1.8) million and $2.0 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts that are considered net investment hedges. As of February 28, 2019, we had notional value of cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month EURO EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements, including forward-starting swaps, to reduce interest rate volatility and funding costs associated with certain debt issues, and achieve a desired mix of variable and fixed rate debt. Fixed-to-variable interest rate swaps are designated and accounted for as fair value hedges and the assessment of effectiveness is based on changes in the fair value of the underlying debt.

As of February 28, 2019, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on either of these swaps was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, or noncurrent other assets, other accrued liabilities or other long-term liabilities depending upon their nature and maturity.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$250.0	$0.1	Other accrued liabilities	$100.0	$4.0
Foreign exchange contracts	Other current assets	343.0	3.2	Other accrued liabilities	204.8	4.8
Cross currency contracts		—	—	Other long-term liabilities	509.8	9.2
Total			$3.3			$18.0

As of February 28, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$5.7
Foreign exchange contracts	Other current assets	307.4	11.0	Other accrued liabilities	109.7	4.8
Total			$11.0			$10.5

As of November 30, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.4
Foreign exchange contracts	Other current assets	199.5	4.4	Other accrued liabilities	295.4	6.4
Total			$4.4			$12.8

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the three-month period ended February 28, 2019 and 2018 (in millions):

Fair Value Hedges
Three months ended February 28,
Derivative	Income statement location	Income (expense)
		2019	2018
Interest rate contracts	Interest expense	$0.2	$0.1

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2019	2018	Hedged item		2019	2018
Foreign exchange contracts	Other income, net	$1.7	$(2.2)	Intercompany loans	Other income, net	$(1.8)	$2.0

Cash Flow Hedges
Three months ended February 28,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2019	2018		2019	2018
Interest rate contracts	$—	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	(1.2)	(1.2)	Cost of goods sold	0.3	(1.1)
Total	$(1.2)	$(1.2)		$0.4	$(1.0)
For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $0.5 million as an increase to earnings.

Net Investment Hedges
Three months ended February 28,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2019	2018		2019	2018
Cross currency contracts	$(9.5)	$—	Interest expense	$0.3	$—
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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
At February 28, 2019, February 28, 2018 and November 30, 2018, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$102.3	$102.3	$—
Insurance contracts	111.5	—	111.5
Bonds and other long-term investments	8.1	8.1	—
Interest rate derivatives	0.1	—	0.1
Foreign currency derivatives	3.2	—	3.2
Total	$225.2	$110.4	$114.8
Liabilities
Foreign currency derivatives	$4.8	$—	$4.8
Interest rate derivatives	4.0	—	4.0
Cross currency contracts	9.2	—	9.2
Total	$18.0	$—	$18.0

		February 28, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$179.6	$179.6	$—
Insurance contracts	119.6	—	119.6
Bonds and other long-term investments	6.5	6.5	—
Foreign currency derivatives	11.0	—	11.0
Total	$316.7	$186.1	$130.6
Liabilities
Foreign currency derivatives	$4.8	$—	$4.8
Interest rate derivatives	5.7	—	5.7
Total	$10.5	$—	$10.5

		November 30, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$96.6	$96.6	$—
Insurance contracts	118.0	—	118.0
Bonds and other long-term investments	2.8	2.8	—
Foreign currency derivatives	4.4	—	4.4
Total	$221.8	$99.4	$122.4
Liabilities
Foreign currency derivatives	$6.4	$—	$6.4
Interest rate derivatives	6.4	—	6.4
Total	$12.8	$—	$12.8
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
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at February 28, 2019, February 28, 2018 and November 30, 2018 (in millions):

	February 28, 2019	February 28, 2018	November 30, 2018
Carrying amount	$4,119.8	$4,454.2	$4,136.4
Fair value	4,068.8	4,452.5	4,039.4

Level 1 valuation techniques	$3,222.2	$3,264.7	$3,172.7
Level 2 valuation techniques	846.6	1,187.8	866.7
Total fair value	$4,068.8	$4,452.5	$4,039.4
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

6.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

During the first quarter of 2018, our Management Committee approved the freezing of benefits under our pension plans in Canada. The effective date of this freeze is November 30, 2019. Although those plans will be frozen, employees who are participants in the plans will retain benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.

As a result of this change, we remeasured pension assets and benefit obligations as of the date of the approval (December 1, 2017) and we reduced the Canadian plan benefit obligations by $17.5 million. This remeasurement resulted in non-cash, pre-tax net actuarial gains of $17.5 million for the three months ended February 28, 2018. This net actuarial gain consists principally of a curtailment gain of $18.0 million and is included in our consolidated statement of comprehensive income for the three months ended February 28, 2018, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the three months ended February 28, 2018, is also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension expense of the defined benefit plans for the three months ended February 28, 2019 and 2018 (in millions):

	United States		International
	2019	2018	2019	2018
Defined benefit plans
Service cost	$0.5	$4.4	$0.9	$1.1
Interest costs	8.6	7.9	2.4	2.4
Expected return on plan assets	(10.6)	(10.8)	(4.1)	(4.2)
Amortization of prior service costs	0.1	—	—	0.5
Amortization of net actuarial losses	0.6	2.5	0.3	0.7
Total pension expense	$(0.8)	$4.0	$(0.5)	$0.5

During the three months ended February 28, 2019 and 2018, we contributed $1.9 million and $5.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2018 were $13.5 million.
The following table presents the components of our other postretirement benefits expense (in millions):

	Three months ended February 28,
	2019	2018
Other postretirement benefits
Service cost	$0.5	$0.6
Interest costs	0.7	0.6
Amortization of prior service credits	(2.2)	(2.2)
Amortization of net actuarial gains	(0.2)	—
Total other postretirement benefits expense	$(1.2)	$(1.0)

In conjunction with our adoption of the Pension ASU, all of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of non-service costs were income of $4.4 million and $2.6 million for the three months ended February 28, 2019 and 2018, respectively.

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended February 28,
	2019	2018
Stock-based compensation expense	$6.7	$4.3
Our 2019 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2018 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2019 and 2018:

	2019		2018
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	3.6	$82.60	4.8	$71.91
Exercised	(0.1)	63.07	(0.3)	54.84
Outstanding at end of the period	3.5	$83.04	4.5	$73.04
Exercisable at end of the period	2.7	$77.11	3.5	$66.37
As of February 28, 2019, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $187.2 million and for options currently exercisable was $158.0 million. The total intrinsic value of all options exercised during the three months ended February 28, 2019 and 2018 was $5.9 million and $15.4 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2019 and 2018:

	2019		2018
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	423	$103.05	267	$86.47
Granted	—	—	31	95.60
Vested	(3)	95.64	(1)	75.99
Forfeited	(2)	99.36	(4)	93.66
Outstanding at end of period	418	$103.12	293	$87.40
The following is a summary of our LTPP activity for the three months ended February 28, 2019 and 2018:

	2019		2018
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	218	$83.55	220	$84.31
Granted	102	150.51	86	101.90
Vested	(57)	86.40	(59)	74.02
Outstanding at end of period	263	$117.14	247	$92.91

8.	INCOME TAXES
Income taxes for the three months ended February 28, 2019 included $17.6 million of discrete tax benefits consisting principally of the following: (i) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the quarter under the provisions of ASU No. 2016-16, which was adopted on December 1, 2018, and (ii) $1.6 million of excess tax benefits associated with share-based compensation.
Income taxes for the three months ended February 28, 2018 included $303.0 million of discrete tax benefits consisting of the following: (i) the $297.9 million net benefit associated with the U.S. Tax Act, described below, (ii) $3.4 million of excess tax benefits associated with share-based compensation, and (iii) $2.2 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-US jurisdictions, offset by a $0.5 million net detriment related to the revaluation of deferred tax assets related to legislation enacted in a non-US jurisdiction in our first quarter.
In December 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provided for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Act were effective during our fiscal year ended November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year beginning December 1, 2018. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. The U.S. Tax Act creates a new requirement that certain income earned by foreign subsidiaries, known as GILTI, must be included in the gross income of the subsidiary's U.S. shareholder.  This provision of the U.S. Tax Act was effective for us for our fiscal year beginning December 1, 2018. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred.  We have elected to treat GILTI as a current period expense when incurred.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provided a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740 Income Taxes. As more fully described in note 12 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, we recognized a $301.5 million income tax benefit, net, associated with the U.S. Tax Act during the year ended November 30, 2018. The net tax benefit related to the U.S. Tax Act was provisional and changed during the measurement period, which ended in the quarter ended November 30, 2018, as a result of, among other things, changes in interpretations and assumptions we made, guidance issued and other actions taken as a result of the U.S. Tax Act different from that previously assumed. Based upon estimates and judgments that we believed to be reasonable, we recognized a net benefit of $297.9 million during the three months ended February 28, 2018 related to the U.S. Tax Act, as described below.
Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. As of February 28, 2018, we estimated that the revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by $376.5 million and we reflected that amount as a reduction in our income tax expense for the three months ended February 28, 2018. The U.S. Tax Act imposed a one-time transition tax on post-1986 earnings of non-U.S. affiliates that had not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. As of February 28, 2018, we estimated this transition tax to be $72.3 million. In addition to this transition tax, we incurred additional foreign withholding taxes of $6.3 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested at January 1, 2018, which we recognized as a component of our income tax expense for the three months ended February 28, 2018.

Other than the discrete tax benefits mentioned previously and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2019.

As of February 28, 2019, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 28, 2019	February 28, 2018
Average shares outstanding – basic	132.2	131.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.6	1.7
Average shares outstanding – diluted	133.8	132.9

The following table sets forth the stock options and RSUs for the three months ended February 28, 2019 and 2018 that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	2019	2018
Anti-dilutive securities	0.1	0.4
The following table sets forth the common stock activity for the three months ended February 28, 2019 and 2018 (in millions):

	2019	2018
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.1	0.3
Shares repurchased under the stock repurchase program	0.2	0.2
As of February 28, 2019, $96.4 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	February 28, 2019	February 28, 2018	November 30, 2018
Foreign currency translation adjustment	$(206.9)	$(62.7)	$(241.6)
Unrealized loss on foreign currency exchange contracts	(1.1)	(4.2)	(1.1)
Unamortized value of settled interest rate swaps	0.5	0.9	0.6
Pension and other postretirement costs	(119.9)	(158.3)	(117.8)
Accumulated other comprehensive loss	$(327.4)	$(224.3)	$(359.9)

In conjunction with the adoption of ASU No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220) –Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $20.9 million of other comprehensive income, primarily associated with pension and other postretirement plans, from accumulated other comprehensive income to retained earnings effective December 1, 2017.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 28, 2019 and 2018 (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	February 28, 2019	February 28, 2018
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	(0.3)	1.1	Cost of goods sold
Total before tax	(0.4)	1.0
Tax effect	0.1	(0.2)	Income taxes
Net, after tax	$(0.3)	$0.8

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(2.1)	$(1.7)	Other income, net
Amortization of net actuarial losses (1)	0.7	3.2	Other income, net
Total before tax	(1.4)	1.5
Tax effect	0.3	(0.3)	Income taxes
Net, after tax	$(1.1)	$1.2

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2019
Net sales	$744.9	$486.6	$1,231.5
Operating income excluding special charges	135.3	63.7	199.0
Income from unconsolidated operations	7.9	2.2	10.1

Three months ended February 28, 2018
Net sales	$744.6	$470.8	$1,215.4
Operating income excluding special charges and transaction and integration expenses	130.5	61.5	192.0
Income from unconsolidated operations	7.1	1.0	8.1

A reconciliation of operating income excluding special charges and, for the three months ended February 28, 2018, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 28, 2019
Operating income excluding special charges	$135.3	$63.7	$199.0
Less: Special charges	1.5	0.6	2.1
Operating income	$133.8	$63.1	$196.9

Three months ended February 28, 2018
Operating income excluding special charges and transaction and integration expenses	$130.5	$61.5	$192.0
Less: Special charges	1.0	1.2	2.2
Less: Transaction and integration expenses	5.8	2.9	8.7
Operating income	$123.7	$57.4	$181.1

The following table sets forth our net sales, geographic area, for the three months ended February 28, 2019 and 2018 (in million):

	Americas	EMEA	Asia/Pacific	Total

Three months ended February 28, 2019	$807.0	$242.8	$181.7	$1,231.5
Three months ended February 28, 2018	776.4	251.5	187.5	1,215.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information – more fully described below under the caption Non-GAAP Financial Measures – that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data.
Business profile
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and the foodservice business. In fiscal year 2018, approximately 40% of our sales were outside of the United States. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.
Consumer segment – Our consumer segment customers span a variety of retailers that include grocery mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands.
Flavor Solutions segment – In our flavor solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly and indirectly through distributors. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades.
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
Sales growth: Over time, we expect to grow sales with similar contributions from: 1) our base business – driven by brand marketing support, customer intimacy, expanded distribution and category growth; 2) new products; and 3) acquisitions.
Base business – We expect to drive sales growth by optimizing our brand marketing investment through improved speed, quality and effectiveness. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products.
New Products – For our consumer segment, we believe that scalable and differentiated innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value-priced flavors.
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
Acquisitions – Acquisitions are expected to approximate one-third of our long-term sales growth. Since the beginning of 2015, we have completed seven acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Our acquisitions have included bolt-on opportunities and the August 17, 2017 acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. for approximately $4.2 billion, net of acquired cash.
The RB Foods acquisition resulted in acquisitions contributing more than one-third of our sales growth in 2018 and 2017.
Cost savings: We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from organization and streamlining actions described in note 3 to the accompanying financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $821.2 million in 2018, an increase from $815.3 million in 2017. In 2018, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 33 years, and to fund capital expenditures, acquisitions and share repurchases. In 2018, we returned $335.7 million of cash to our shareholders through dividends and share repurchases. Due to our increased level of indebtedness because of the RB Foods acquisition, we have curtailed our acquisition and share repurchase activity for a period in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we repurchased shares in 2018 to mitigate the effect of shares issued upon the exercise of stock options and expect to continue this practice in 2019.
On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
2019 Outlook
We project another year of strong financial performance in 2019. As more fully disclosed in note 1 of the accompanying financial statements, we adopted two new accounting standards relating to revenue recognition and income statement classification of pension expense at the beginning of fiscal 2019. We applied those new accounting standards on a retrospective basis.  Our 2019 outlook is calculated from a 2018 base that has been recast for the impacts of adopting those new accounting standards on a retrospective basis. In 2019, we expect to grow sales 1% to 3%, including an estimated 2% unfavorable impact from currency rates, or 3% to 5% on a constant currency basis. That anticipated 2019 sales growth is primarily driven by higher volume and product mix, with some impact of pricing to offset anticipated cost increases, and consists entirely of organic growth as we do not anticipate an incremental sales impact from acquisitions in 2019. We expect our 2019 gross profit margin to be 25 to 75 basis points higher in 2019 than in 2018, in part driven by our CCI-led cost savings.

In 2019, we expect an increase in operating income of 10% to 12%, which includes an estimated 2% unfavorable impact from currency rates. That increase in operating income reflects the impact of lower special charges, estimated at $15 million in 2019 compared to $16.3 million in 2018, and the absence of $22.5 million of transaction and integration expenses incurred in 2018. Excluding special charges and, in 2018, transaction and integration expenses, we expect 2019’s adjusted operating income to increase 7% to 9%, which includes an estimated 2% unfavorable impact from currency rates, or 9% to 11% on a constant currency basis. Our CCI-led cost savings target in 2019 is approximately $110 million. In 2019, we expect to support our sales growth with a brand marketing investment comparable with the 2018 level.

Our underlying effective tax rate is projected to be higher in 2019 than in 2018 as the U.S. Tax Act was not fully effective for us, as a non-calendar year end company, in 2018. Absent the impact of discrete tax items, we estimate our underlying tax rate to be approximately 24% in 2019. Including the impact of a discrete tax item that occurred during the three months ended February 28, 2019, we estimate that our consolidated effective tax rate will approximate 22% in fiscal 2019. In 2018, we recognized a net non-recurring tax benefit of $301.5 million upon the enactment of the U.S. Tax Act. Excluding that benefit and taxes associated with special charges and transaction and integration expenses, our adjusted effective tax rate was approximately 19.6% in 2018. We expect our adjusted effective tax rate in 2019 to approximate our effective tax rate under U.S. GAAP of 22%.

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

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2019	February 28, 2018
Net sales	$1,231.5	$1,215.4
Percent increase	1.3%	19.2%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	4.0%	1.7%
Pricing actions	0.1%	0.7%
Acquisitions	—%	12.8%
Foreign exchange	(2.8)%	4.0%
Gross profit	$466.9	$460.4
Gross profit margin	37.9%	37.9%

Sales for the first quarter of 2019 increased by 1.3% from the prior year level and by 4.1% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Favorable volume and product mix increased sales by 4.0% while pricing actions added 0.1% to sales. Both our consumer and flavor solutions segments experienced increases in volume and product mix through continued product innovation. Sales were impacted by unfavorable foreign currency rates that reduced net sales 2.8% compared to the year-ago quarter and is excluded from our measure of sales growth of 4.1% on a constant currency basis.

Gross profit for the first quarter of 2019 increased by $6.5 million, or 1.4%, over the comparable period in 2018. Our gross profit margin of 37.9% as a percent of net sales for the three months ended February 28, 2019 approximated that of the year-ago period. As a percent of sales, the gross margin impact of CCI-led cost savings was offset by higher conversion costs and unfavorable product mix in the first quarter of 2019, all as compared to the corresponding period in 2018.

	Three months ended
	February 28, 2019	February 28, 2018
Selling, general & administrative expense (SG&A)	$267.9	$268.4
Percent of net sales	21.7%	22.1%

SG&A decreased by $0.5 million in the first quarter of 2019 compared to the 2018 level, as CCI-led cost savings, lower brand marketing and savings from the global alignment of employee benefits were largely offset by higher distribution expenses and investments to support and drive future growth. SG&A as a percent of net sales declined by 40 basis points from the prior year level.

	Three months ended
	February 28, 2019	February 28, 2018
Total special charges	$2.1	$2.2

During the three months ended February 28, 2019, we recorded $2.1 million of special charges, consisting primarily of costs related to our GE initiative, including $1.0 million of third-party expenses, $0.6 million related to employee severance benefits and other costs, and $0.5 million related to other costs.

During the three months ended February 28, 2018, we recorded $2.2 million of special charges, consisting primarily of $1.3 million related to third party expenses incurred associated with our evaluation of changes relating to our GE initiative, $0.2 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities and $0.7 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations in our Asia Pacific region to a facility then under construction in Thailand.

	Three months ended
	February 28, 2019	February 28, 2018
Transaction and integration expenses	$—	$8.7

Transaction and integration expenses related to the RB Foods acquisition totaled $22.5 million in 2018. These costs primarily consisted of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. We incurred $8.7 million of transaction and integration expenses in the three months ended February 28, 2018.

	Three months ended
	February 28, 2019	February 28, 2018
Interest expense	$43.0	$41.8
Other income, net	6.1	4.1

Interest expense increased by $1.2 million in the first quarter of 2019, compared to the same period of the prior year, due primarily to an increase in interest rates that more than offset a decline in average total borrowings as a result of the partial repayment of the term loans used to finance the acquisition of RB Foods. Other income, net for the three months ended February 28, 2019 was $2.0 million higher than the 2018 level due principally to a $1.8 million increase in non-service cost income associated with our pension and postretirement benefit plans in the first quarter of 2019 compared to the comparable period in 2018.

	Three months ended
	February 28, 2019	February 28, 2018
Income from consolidated operations before income taxes	$160.0	$143.4
Income tax expense (benefit)	22.1	(271.1)
Effective tax rate	13.8%	(189.1)%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, the settlement of tax audits, and, beginning in 2019, the tax effects of intra-entity asset transfers (other than inventory).
Income taxes for the three months ended February 28, 2019 included $17.6 million of discrete tax benefits consisting principally of the following: (i) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the quarter under the provisions of ASU No. 2016-16, which we adopted on December 1, 2018, and (ii) $1.6 million of excess tax benefits associated with share-based compensation.
Income taxes for the three months ended February 28, 2018 included $303.0 million of discrete tax benefits consisting of the following: (i) the $297.9 million net benefit associated with the U.S. Tax Act, described below, (ii) $3.4 million of excess tax benefits associated with share-based compensation, and (iii) $2.2 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-US jurisdictions, offset by a $0.5 million net detriment related to the revaluation of deferred tax assets related to legislation enacted in a non-US jurisdiction in our first quarter.
As more fully described in note 8 of the accompanying financial statements, the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) was enacted in December 2017. The U.S. Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in calendar year 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740 Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $297.9 million associated with the U.S. Tax Act during the three months ended February 28, 2018. This amount included a $376.5 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $78.6 million. That net transition tax impact is comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $72.3 million, together with additional foreign withholding taxes of $6.3 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested, which were recognized as a component of our income tax expense for the quarter ended February 28, 2018.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provided a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As more fully disclosed in note 8 of the accompanying financial statements, the $297.9 million net benefit recognized during the three months ended February 28, 2018 related to the U.S. Tax Act was provisional and changed during the measurement period, which ended during the quarter ended November 30, 2018, as a result of, among other things, changes in interpretations and assumptions we made, guidance issued and other actions taken as a result of the U.S. Tax Act different from those previously assumed. As more fully described in note 12 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, we recognized a $301.5 million income tax benefit, net, associated with the U.S. Tax Act during the year ended November 30, 2018.

	Three months ended
	February 28, 2019	February 28, 2018
Income from unconsolidated operations	$10.1	$8.1

Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, increased by $2.0 million for the three months ended February 28, 2019, as compared to the year-ago period. This fluctuation was due primarily to an increase in earnings at our largest joint venture, McCormick de Mexico.
The following table outlines the major components of the change in diluted earnings per share from 2018 to 2019:

Three months ended February 28,
2018 Earnings per share – diluted	$3.18
Increase in operating income	0.05
Impact of net discrete tax benefit recognized as a result of the U.S. Tax Act	(2.24)
Decrease in transaction and integration expenses attributable to RB Foods acquisition, net of taxes	0.05
Increase in interest expense, net of taxes	(0.01)
Increase in other income, net of taxes	0.01
Increase in unconsolidated income	0.02
Other impact of income taxes	0.06
Impact of higher shares outstanding	(0.01)
2019 Earnings per share – diluted	$1.11

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges, as well as transaction and integration expenses related to our RB Foods acquisition. See note 11 of the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges as well as, for 2018, transaction and integration expenses related to our RB Foods acquisition, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
In fiscal 2019, the Company transferred management responsibility for certain export operations in both its consumer and flavor solutions segments between geographies within each respective segment, shifting from the Americas to the Asia/Pacific regions within each segment, with no change in segment sales or segment operating income for either the consumer or flavor solutions segment in total. The discussion that follows reflects the effect of that realignment of export operations for all periods presented.

CONSUMER SEGMENT

	Three months ended
	February 28, 2019	February 28, 2018
(in millions)
Net sales	$744.9	$744.6
Percent increase	—%	19.5%
Segment operating income	$135.3	$130.5
Segment operating income margin	18.2%	17.5%
In the first quarter of 2019, sales of our consumer segment approximated those of the first quarter of 2018, but increased by 2.7% on a constant currency basis. Pricing actions decreased sales by 0.1% while favorable volume and product mix added 2.8% to sales in the first quarter of 2019 compared to the same period last year. Sales in the quarter reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 2.7% compared to the year-ago quarter and is excluded from our measure of sales growth of 2.7% on a constant currency basis.
In the Americas, consumer sales rose 2.6% in the first quarter of 2019 as compared to the first quarter of 2018 and rose by 3.2% on a constant currency basis. For the first quarter of 2019, favorable volume and product mix increased sales for the quarter by 2.3%, driven by new product sales as well as base business growth, and the incremental impact of pricing actions added 0.9% to sales, both as compared to the corresponding period in 2018. In addition to these factors, the unfavorable impact of foreign currency rates decreased sales by 0.6% in the quarter and is excluded from our measure of sales growth of 3.2% on a constant currency basis.
In the Europe, Middle East and Africa (EMEA) region, consumer sales decreased 5.5% in the first quarter of 2019 as compared to the first quarter of 2018 but increased by 0.7% on a constant currency basis. Sales were positively impacted by favorable volume and product mix during the quarter that increased sales by 4.2% and offset a 3.5% unfavorable pricing impact, including those related to trade promotional activities. During the first quarter of 2019, an unfavorable impact from foreign currency rates decreased sales by 6.2% compared to the year-ago period and is excluded from our measure of sales increase of 0.7% on a constant currency basis.
In the Asia/Pacific region, consumer sales decreased 2.2% in the first quarter of 2019 but increased by 3.7% on a constant currency basis. Sales in the quarter reflected increases of 0.4% attributable to pricing actions and 3.3% from improvements in volume and product mix, led by strong sales in China. An unfavorable impact from foreign currency rates, which decreased sales by 5.9% compared to the first quarter of 2018, is excluded from our measure of sales growth of 3.7% on a constant currency basis.
We grew segment operating income for our consumer segment by $4.8 million, or 3.7%, in the first quarter of 2019 as compared to the first quarter of 2018. The increase in segment operating income was due to CCI-led cost savings, which offset higher distribution costs. On a constant currency basis, segment operating income for our consumer segment rose by 6.0% in the first quarter of 2019 in comparison to the same period in 2018. Segment operating margin for our consumer segment improved by 70 basis points in the first quarter of 2019 to 18.2%, as a result of an improvement in gross margin and SG&A as a percent of sales.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2019	February 28, 2018

Net sales	$486.6	$470.8
Percent increase	3.4%	18.6%
Segment operating income	$63.7	$61.5
Segment operating income margin	13.1%	13.1%
In the first quarter of 2019, sales of our flavor solutions segment increased by 3.4% as compared to the first quarter of 2018 and increased by 6.4% on a constant currency basis. Higher volume and favorable product mix added 5.9% to segment sales in the first quarter of 2019 while pricing actions during the period increased sales by 0.5%. An unfavorable impact from foreign currency rates decreased flavor solutions segment sales by 3.0% compared to the year-ago quarter and is excluded from our measure of sales growth of 6.4% on a constant currency basis.
In the Americas, flavor solutions sales increased by 5.9% during the first quarter of 2019 from the prior year level and increased by 6.7% on a constant currency basis. Improved volume and product mix added 6.2% to flavor solutions sales in the Americas during the first quarter of 2019, led by sales increases to quick service restaurants and flavor products. In addition, favorable pricing actions added 0.5% to sales as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 0.8% compared to the first quarter of 2018 and is excluded from our measure of sales growth of 6.7% on a constant currency basis.
In the EMEA region, flavor solutions sales in the first quarter of 2019 approximated the prior year level but increased by 8.9% on a constant currency basis. Improved volume and product mix, as compared to the prior year period, increased segment sales by 7.8% primarily due to sales increases to both packaged food companies and quick service restaurants. In addition, pricing actions increased sales by 1.1% in the first quarter of 2019 over the prior period level. An unfavorable impact from foreign currency rates decreased sales by 8.9% compared to the first quarter of 2018 and is excluded from our measure of sales growth of 8.9% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 5.2% in the first quarter of 2019 from the prior year level but increased 0.1% on a constant currency basis. Improved volume and product mix increased sales by 0.6% during the quarter, but that increase was partially offset by unfavorable pricing actions that reduced sales by 0.5% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 5.3% compared to the first quarter of 2018 and is excluded from our measure of sales growth of 0.1% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $2.2 million, or 3.6%, in the first quarter of 2019 as compared to the first quarter of 2018. The increase in segment operating income was driven by higher sales. On a constant currency basis, segment operating income for our flavor solutions segment rose by 6.7% in the first quarter of 2019 as compared to the same period in 2018. Segment operating margin for our flavor solutions segment was 13.1% in the first quarter of both 2019 and 2018, as a decrease in SG&A as a percent of sales was offset by a decline in gross margin as a percent of sales in the first quarter of 2019.

MARKET RISK SENSITIVITY

Foreign Exchange Risk
We are potentially exposed to foreign currency risk affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. Management assesses foreign currency risk based on transactional cash flows and translational volatility. We utilize foreign currency exchange forward and currency swap contracts to enhance our ability to manage foreign currency exchange risk. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 28, 2019	February 28, 2018	November 30, 2018
Forward foreign currency:
Notional value	$547.8	$417.1	$494.9
Unrealized net gain (loss)	(1.6)	6.2	(2.0)
Cross currency swaps:
Notional value	509.8	—	—
Unrealized net gain (loss)	(9.2)	—	—
The outstanding notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency and foreign currency translation exposures.
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	February 28, 2019	February 28, 2018	November 30, 2018
Notional value	$350.0	$100.0	$100.0
Unrealized net gain (loss)	(3.9)	(5.7)	(6.4)
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of February 28, 2019, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2018, other than the cross currency swap which we entered into in the first quarter of 2019 as described in note 4 to the accompanying financial statements.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income taxes, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges – Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our Chairman, President and Chief Executive Officer; Executive Vice President and Chief Financial Officer; President, Flavor Solutions Segment and McCormick International; President, Global Consumer Segment and Americas; Senior Vice President, Human Relations; and Senior Vice President, Business Transformation. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. In 2018, we also included in special charges, as approved by our Management Committee, expense associated with a one-time payment, made to eligible U.S. hourly employees, to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act as that non-recurring income tax benefit is excluded from our computation of adjusted income taxes, adjusted net income and adjusted diluted earnings per share, each a non-GAAP measure.

•
Transaction and integration costs associated with the RB Foods acquisition – We exclude certain costs associated with our acquisition of RB Foods in August 2017 and its subsequent integration into the Company. Such costs, which we refer to as “Transaction and integration costs”, include transaction costs associated with the acquisition, as well as integration costs following the acquisition. The size of this acquisition and related costs, and therefore the impact on the comparability of our results, distinguishes it from our past, recent and smaller acquisitions, the costs of which have not been excluded from our non-GAAP financial measures.

•
Income taxes associated with the U.S. Tax Act – In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net income tax benefit of $297.9 million during the three months ended February 28, 2018, which included the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries.

Details with respect to the composition of special charges, transaction and integration expenses, and income taxes associated with the U.S. Tax Act recorded for the periods and in the amounts set forth below are included in notes 2, 3 and 8 of the accompanying financial statements and in the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2018	For the three months ended		Estimated for the year ending November 30, 2019
		February 28, 2019	February 28, 2018
Operating income	$891.1	$196.9	$181.1
Impact of transaction and integration expenses	22.5	—	8.7
Impact of special charges	16.3	2.1	2.2
Adjusted operating income	$929.9	$199.0	$192.0
Adjusted operating income margin (1)	17.5%	16.2%	15.8%

Income tax expense (benefit)	$(157.3)	$22.1	$(271.1)
Non-recurring benefit, net, of the U.S. Tax Act (2)	301.5	—	297.9
Impact of transaction and integration expenses	4.9	—	1.8
Impact of special charges	3.8	0.5	0.6
Adjusted income tax expense	$152.9	$22.6	$29.2
Adjusted income tax rate (3)	19.6%	13.9%	18.9%

Net income	$933.4	$148.0	$422.6
Impact of transaction and integration expenses	17.6	—	6.9
Impact of special charges	12.5	1.6	1.6
Non-recurring benefit, net, of the U.S. Tax Act (2)	(301.5)	—	(297.9)
Adjusted net income	$662.0	$149.6	$133.2

Earnings per share – diluted	$7.00	$1.11	$3.18	$5.09 to $5.19
Impact of transaction and integration expenses	0.13	—	0.05	—
Impact of total special charges	0.10	0.01	0.01	0.08
Non-recurring benefit, net, of the U.S. Tax Act (2)	(2.26)	—	(2.24)	—
Adjusted earnings per share – diluted	$4.97	$1.12	$1.00	$5.17 to $5.27

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(2)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $297.9 million for the three-month period ended February 28, 2018 and $301.5 million for the year ended November 30, 2018, is more fully described in note 8 of the accompanying financial statements.

(3)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges and for the 2018 periods, transaction and integration expenses, or $162.1 million and $154.3 million for the three months ended February 28, 2019 and 2018, respectively, and $780.1 million for the year ended November 30, 2018.

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

Constant currency growth rates follow:

	Three Months Ended February 28, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.6%	(0.6)%	3.2%
EMEA	(5.5)%	(6.2)%	0.7%
Asia/Pacific	(2.2)%	(5.9)%	3.7%
Total Consumer	—%	(2.7)%	2.7%
Flavor Solutions segment:
Americas	5.9%	(0.8)%	6.7%
EMEA	—%	(8.9)%	8.9%
Asia/Pacific	(5.2)%	(5.3)%	0.1%
Total Flavor Solutions	3.4%	(3.0)%	6.4%
Total net sales	1.3%	(2.8)%	4.1%

Adjusted operating income:
Consumer segment	3.7%	(2.3)%	6.0%
Flavor Solutions segment	3.6%	(3.1)%	6.7%
Total adjusted operating income	3.6%	(2.6)%	6.2%
To present “constant currency” information for the fiscal year 2019 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2019 and are compared to the 2018 results, translated into U.S. dollars using the same 2019 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2018. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2018 or projected shares outstanding for fiscal year 2019, as appropriate.

Projection for Year Ending November 30, 2019
Percentage change in net sales	1% to 3%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in net sales in constant currency	3% to 5%

Projection for Year Ending November 30, 2019
Percentage change in adjusted earnings per share	4% to 6%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted earnings per share in constant currency	6% to 8%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually on November 30th. As of February 28, 2019, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended February 28, 2019, February 28, 2018 and November 30, 2018:

	February 28, 2019	February 28, 2018	November 30, 2018
Net income	$658.8	$806.5	$933.4
Depreciation and amortization	154.4	133.5	150.7
Interest expense	175.8	123.0	174.6
Income tax expense (benefit)	135.9	(153.1)	(157.3)
EBITDA	$1,124.9	$909.9	$1,101.4
Adjustments to EBITDA (1)(2)	50.5	124.4	57.3
Adjusted EBITDA	$1,175.4	$1,034.3	$1,158.7

Net debt	$4,695.9	$5,030.3	$4,674.8

Leverage ratio (1)	4.0	4.9	4.0

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, stock-based compensation expense and transaction and integration costs (related to the RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. Our leverage ratio, including the pro-forma impact of acquisitions, under the terms of those agreements as of February 28, 2018 was 4.5.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2019	February 28, 2018

Net cash provided by (used in) operating activities	$103.6	$(20.5)
Net cash used in investing activities	(25.3)	(35.2)
Net cash (used in) provided by financing activities	(79.4)	39.2
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

Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the three months ended February 28, 2019, cash flow from operations increased by $124.1 million over the same period of 2018. The 2019 increase was primarily due to higher net income, exclusive of the non-cash non-recurring net income tax benefit of $297.9 million related to the U.S. Tax Act recognized in the first quarter of 2018, and working capital improvements.
Investing Cash Flow — Cash used in investing activities declined by $9.9 million to $25.3 million for the three months ended February 28, 2019, compared to $35.2 million for the corresponding period in 2018. Of that decline, $4.2 million represented a cash payment in the first quarter of 2018 due to a purchase price adjustment related to our acquisition of RB Foods in August 2017. During the first three months of 2019, capital expenditures decreased by $5.9 million from the 2018 level to $25.4 million. Capital expenditures for fiscal year 2019 are expected to be approximately $210 million to support our planned growth and other initiatives.
Financing Cash Flow — Financing activities used cash of $79.4 million for the first three months of 2019, as compared to cash provided of $39.2 million for the corresponding period in 2018. The primary drivers behind this change were as follows.

In the first three months of 2019, our net borrowing activities provided cash of $22.8 million as compared to $110.2 million in the first three months of 2018. In 2019, we increased our short-term borrowings, on a net basis, by $44.3 million as compared to a $423.6 million increase during the comparable 2018 quarter. During the three months ended February 28, 2019, we repaid $21.5 million of long-term debt, principally consisting of our required quarterly installment of the 5-year term loan due August 2022. During the three months ended February 28, 2018, we repaid $319.8 million of long-term debt, including $250 million of notes due December 2017, $50 million of our 3-year term loans due August 2020, and the required quarterly installment of the 5-year term loan due August 2022.
We increased dividends paid to $75.3 million in the first three months of 2019 from $68.2 million of dividends paid in the same period last year.
During the three months ended February 28, 2019, we received proceeds of $6.7 million from exercised stock options as compared to $16.9 million received in the corresponding 2018 period.
The following table outlines the activity in our share repurchase program for the three months ended February 28, 2019 and 2018:

	2019	2018
Number of shares of common stock repurchased	0.25	0.16
Dollar amount	$30.5	$16.8
As of February 28, 2019, $96.4 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In conjunction with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program.

The following table presents our leverage ratio for the trailing twelve-month periods ended February 28, 2019, February 28, 2018, and November 30, 2018:

	February 28, 2019	February 28, 2018(1)	November 30, 2018
Leverage ratio	4.0	4.9	4.0

(1) The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements provide that Adjusted EBITDA under that covenant also include the pro forma impact of acquisitions, as applicable. As of February 28, 2018, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions, was 4.5.

Our leverage ratio was 4.0 as of February 28, 2019 as compared to the ratios of 4.0 and 4.9 as of November 30, 2018 and February 28, 2018, respectively. The decrease in the ratio from 4.9 as of February 28, 2018 to 4.0 as of February 28, 2019 is due to an increase in our adjusted EBITDA and a lower net debt balance. The lower net debt balance is principally the result of our repayment of a portion of the term loans used to finance the RB Foods acquisition.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 28, 2019, we temporarily used $226.8 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At February 28, 2018, we temporarily used $34.4 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2019 and February 28, 2018 were $785.2 million and $574.2 million, respectively. Total average debt outstanding for the three months ended February 28, 2019 and February 28, 2018 was $4,776.3 million and $5,087.5 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2019, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were lower than at February 28, 2018. At February 28, 2019, the exchange rates for the Euro, British pound sterling, Canadian dollar, Chinese renminbi and Polish zloty were higher than at November 30, 2018. At February 28, 2019, the exchange rate for the Australian dollar was lower than at November 30, 2018.
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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2019 of approximately $12.0 million. In 2018, we contributed $13.5 million to our pension plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of accounting pronouncements; the expected impact of the U.S. Tax Act passed in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, interest and inflation rates and the pending exit of the U.K. from the European Union (Brexit); the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to react to certain economic and industry conditions and ability to borrow or the cost of any such additional borrowing; the interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. tax legislation enacted on December 22, 2017; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; and other risks described in the company's filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2018. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2018 fiscal year end.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended November 30, 2018, except for the following update with respect to the pending exit of the U.K. from the European Union ("Brexit"):

The decision by British voters to exit the European Union may negatively impact our operations.

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed. The U.K. Parliament has not approved the draft Withdrawal Agreement but has voted in favor of a delayed exit date. The European Union has agreed to a delay but with the exit date contingent on the approval of the Withdrawal Agreement. If the U.K. Parliament approves the Withdrawal Agreement, the U.K. will leave the European Union on May 22, 2019 under the terms of the Withdrawal Agreement. If the Withdrawal Agreement is not approved, the exit date will be extended to April 12, 2019. This means that both the date and the terms of the U.K.’s withdrawal remain highly uncertain.

If the U.K leaves the European Union with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to additional tariffs and duties. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K. and European Union would likely increase import administration costs and increase the cost of goods exported from the U.K and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. Furthermore, a hard Brexit, or the withdrawal in general, may result in disruption to and decline of the U.K. and European economies, which could adversely affect our business. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2018 to December 31, 2018	CS – 0	$—	—	$127 million
	CSNV – 0	$—	—
January 1, 2019 to January 31, 2019	CS – 0	$—	—	$117 million
	CSNV – 80,000	$122.25	80,000
February 1, 2019 to February 28, 2019	CS – 0	$—	—	$96 million
	CSNV – 165,000	$125.71	165,000
Total	CS – 0	$—	—	$96 million
	CSNV – 245,000	$124.58	245,000

As of February 28, 2019, $96 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2019, we issued 132,328 shares of CSNV in exchange for shares of CS and issued 38 shares of CS in exchange for shares of CSNV.

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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2019, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

March 26, 2019	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 26, 2019	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller