Form 10-Q
period 2019-05-31
MCCORMICK & CO INC
filed 2019-06-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-14920

 McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	52-0408290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Schilling Road, Suite 1, Hunt Valley, MD	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common Stock	MKC-V	New York Stock Exchange
Common Stock Non-Voting	MKC	New York Stock Exchange
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2019
Common Stock	9,475,811
Common Stock Non-Voting	123,050,380

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Net sales	$1,301.9	$1,301.3	$2,533.4	$2,516.7
Cost of goods sold	793.4	795.9	1,558.0	1,550.9
Gross profit	508.5	505.4	975.4	965.8
Selling, general and administrative expense	293.3	300.6	561.2	569.0
Transaction and integration expenses (related to RB Foods acquisition)	—	7.8	—	16.5
Special charges	7.1	8.4	9.2	10.6
Operating income	208.1	188.6	405.0	369.7
Interest expense	42.4	44.2	85.4	86.0
Other income, net	6.3	4.6	12.4	8.7
Income from consolidated operations before income taxes	172.0	149.0	332.0	292.4
Income tax expense (benefit)	32.1	33.1	54.2	(238.0)
Net income from consolidated operations	139.9	115.9	277.8	530.4
Income from unconsolidated operations	9.5	7.4	19.6	15.5
Net income	$149.4	$123.3	$297.4	$545.9
Earnings per share – basic	$1.13	$0.94	$2.25	$4.16
Average shares outstanding – basic	132.3	131.4	132.3	131.3
Earnings per share – diluted	$1.12	$0.93	$2.22	$4.11
Average shares outstanding – diluted	133.9	132.9	133.9	132.9
Cash dividends paid per share – voting	$0.57	$0.52	$1.14	$1.04
Cash dividends paid per share – non-voting	$0.57	$0.52	$1.14	$1.04
Cash dividends declared per share – voting	$0.57	$0.52	$0.57	$0.52
Cash dividends declared per share – non-voting	$0.57	$0.52	$0.57	$0.52
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Net income	$149.4	$123.3	$297.4	$545.9
Net income attributable to non-controlling interest	0.7	1.1	1.2	2.0
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including a curtailment gain of $18.0 for the six months ended May 31, 2018)	0.3	0.4	(2.1)	20.8
Currency translation adjustments	(58.6)	(88.4)	(21.9)	(26.4)
Change in derivative financial instruments	(0.1)	2.7	—	1.7
Deferred taxes	2.4	(0.3)	0.4	(5.3)
Total other comprehensive income (loss)	(56.0)	(85.6)	(23.6)	(9.2)
Comprehensive income	$94.1	$38.8	$275.0	$538.7

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2019	May 31, 2018	November 30, 2018
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$139.4	$202.6	$96.6
Trade accounts receivable, net	429.0	473.9	518.1
Inventories, net
Finished products	413.0	399.1	406.1
Raw materials and work-in-process	403.5	398.5	380.2
	816.5	797.6	786.3
Prepaid expenses and other current assets	88.2	90.1	78.9
Total current assets	1,473.1	1,564.2	1,479.9
Property, plant and equipment	2,064.7	2,054.6	2,066.5
Less: accumulated depreciation	(1,102.7)	(1,106.9)	(1,081.4)
Property, plant and equipment, net	962.0	947.7	985.1
Goodwill	4,511.4	4,577.2	4,527.9
Intangible assets, net	2,860.1	2,893.1	2,873.3
Investments and other assets	430.1	401.6	390.2
Total assets	$10,236.7	$10,383.8	$10,256.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$605.7	$623.5	$560.0
Current portion of long-term debt	87.5	75.5	83.5
Trade accounts payable	706.6	624.1	710.0
Other accrued liabilities	460.3	523.6	648.2
Total current liabilities	1,860.1	1,846.7	2,001.7
Long-term debt	3,977.5	4,456.2	4,052.9
Deferred taxes	706.4	659.9	706.5
Other long-term liabilities	310.1	380.7	313.1
Total liabilities	6,854.1	7,343.5	7,074.2
Shareholders’ Equity
Common stock	425.4	390.0	400.2
Common stock non-voting	1,409.6	1,315.3	1,370.4
Retained earnings	1,918.6	1,631.6	1,760.2
Accumulated other comprehensive loss	(382.7)	(308.4)	(359.9)
Non-controlling interests	11.7	11.8	11.3
Total shareholders’ equity	3,382.6	3,040.3	3,182.2
Total liabilities and shareholders’ equity	$10,236.7	$10,383.8	$10,256.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2019	2018
Operating activities
Net income	$297.4	$545.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	79.0	74.1
Stock-based compensation	22.8	16.1
Non-cash net income tax benefit (related to enactment of the U.S. Tax Act)	—	(297.9)
Fixed asset impairment charge	—	3.0
Income from unconsolidated operations	(19.6)	(15.5)
Changes in operating assets and liabilities	(83.6)	(103.4)
Dividends from unconsolidated affiliates	18.2	12.6
Net cash flow provided by operating activities	314.2	234.9
Investing activities
Acquisition of businesses	—	(4.2)
Capital expenditures (including software)	(54.1)	(59.9)
Other investing activities	0.1	0.9
Net cash flow used in investing activities	(54.0)	(63.2)
Financing activities
Short-term borrowings, net	45.6	367.8
Long-term debt borrowings	—	13.5
Long-term debt repayments	(93.6)	(389.2)
Proceeds from exercised stock options	48.0	21.6
Taxes withheld and paid on employee stock awards	(10.1)	(6.7)
Common stock acquired by purchase	(59.8)	(32.1)
Dividends paid	(150.8)	(136.5)
Net cash flow used in financing activities	(220.7)	(161.6)
Effect of exchange rate changes on cash and cash equivalents	3.3	5.7
Increase in cash and cash equivalents	42.8	15.8
Cash and cash equivalents at beginning of period	96.6	186.8
Cash and cash equivalents at end of period	$139.4	$202.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2018
Balance, February 28, 2018	9.9	121.3	$1,692.2	$1,592.3	$(224.3)	$12.2	$3,072.4
Net income			—	123.3	—	—	123.3
Net income attributable to non-controlling interest			—	—	—	1.1	1.1
Other comprehensive income (loss), net of tax			—	—	(84.1)	(1.5)	(85.6)
Dividends			—	(68.3)	—	—	(68.3)
Stock-based compensation			11.8	—	—	—	11.8
Shares purchased and retired	—	(0.1)	(3.4)	(15.7)	—	—	(19.1)
Shares issued	0.2	—	4.7	—	—	—	4.7
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, May 31, 2018	10.0	121.3	$1,705.3	$1,631.6	$(308.4)	$11.8	$3,040.3

Six months ended May 31, 2018
Balance, November 30, 2017	10.0	121.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
Net income			—	545.9	—	—	545.9
Net income attributable to non-controlling interest			—	—	—	2.0	2.0
Other comprehensive income (loss), net of tax			—	—	(8.0)	(1.2)	(9.2)
Adoption of ASU No. 2018-02			—	20.9	(20.9)	—	—
Dividends			—	(68.3)	—	—	(68.3)
Stock-based compensation			16.1	—	—	—	16.1
Shares purchased and retired	(0.1)	(0.2)	(7.2)	(33.4)	—	—	(40.6)
Shares issued	0.5	0.1	23.5	—	—	—	23.5
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, May 31, 2018	10.0	121.3	$1,705.3	$1,631.6	$(308.4)	$11.8	$3,040.3

Three months ended May 31, 2019
Balance, February 28, 2019	9.6	122.4	$1,780.5	$1,877.9	$(327.4)	$11.7	$3,342.7
Net income			—	149.4	—	—	149.4
Net income attributable to non-controlling interest			—	—	—	0.7	0.7
Other comprehensive income (loss), net of tax			—	—	(55.3)	(0.7)	(56.0)
Dividends			—	(75.5)	—	—	(75.5)
Stock-based compensation			16.1	—	—	—	16.1
Shares purchased and retired	(0.1)	(0.2)	(6.2)	(33.2)	—	—	(39.4)

Shares issued	0.8	—	44.6	—	—	—	44.6
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, May 31, 2019	9.5	123.0	$1,835.0	$1,918.6	$(382.7)	$11.7	$3,382.6

Six months ended May 31, 2019
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	297.4	—	—	297.4
Net income attributable to non-controlling interest			—	—	—	1.2	1.2
Other comprehensive income (loss), net of tax			—	—	(22.8)	(0.8)	(23.6)
Dividends			—	(75.5)	—	—	(75.5)
Stock-based compensation			22.8	—	—	—	22.8
Shares purchased and retired	(0.1)	(0.4)	(10.1)	(63.5)	—	—	(73.6)
Shares issued	0.9	—	51.7	—	—	—	51.7
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, May 31, 2019	9.5	123.0	$1,835.0	$1,918.6	$(382.7)	$11.7	$3,382.6

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. We made an immaterial adjustment to the accompanying Condensed Consolidated Statement of Comprehensive Income that decreased both currency translation adjustments as well as comprehensive income by $1.5 million and $1.2 million for the three and six months ended May 31, 2018, respectively, to conform to the presentation included in the Consolidated Statement of Comprehensive Income included in our Annual Report on Form 10-K for the year ended November 30, 2018.
The results of consolidated operations for the six-month period ended May 31, 2019 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the three and six months ended May 31, 2019 and 2018 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $119.0 million, $135.5 million and $142.1 million at May 31, 2019, May 31, 2018 and November 30, 2018, respectively.
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

The adoption of the Revenue Recognition ASU and the Pension ASU, on a retrospective basis, impacted our previously reported results for the three and six months ended May 31, 2018 as follows:

	Accounting Changes
	Previously Reported	Revenue Recognition (1)	Pension	Recast (1)
For the three months ended May 31, 2018:
Net sales	$1,327.3	$(26.0)	$—	$1,301.3
Cost of goods sold	752.1	43.2	0.6	795.9
Gross profit	575.2	(69.2)	(0.6)	505.4
Selling, general and administrative expense	367.3	(69.2)	2.5	300.6
Operating income	191.7	—	(3.1)	188.6
Other income, net	1.5	—	3.1	4.6

For the six months ended May 31, 2018:
Net sales	$2,564.4	$(47.7)	$—	$2,516.7
Cost of goods sold	1,469.2	80.5	1.2	1,550.9
Gross profit	1,095.2	(128.2)	(1.2)	965.8
Selling, general and administrative expense	692.7	(128.2)	4.5	569.0
Operating income	375.4	—	(5.7)	369.7
Other income, net	3.0	—	5.7	8.7

(1)
Amounts reflected in these columns for the six months ended May 31, 2018 have been reclassified from the corresponding amounts included in the Form 8-K that we furnished on March 11, 2019. This reclassification is a revision of the recast of previously reported historical information associated with our retrospective adoption of the Revenue Recognition ASU and Pension ASU in the first quarter of 2019, as follows: (i) decreased cost of goods sold by $4.2 million, with a resultant increase in gross profit by $4.2 million; and (ii) increased selling, general and administrative expense by $4.2 million.

We adopted the following new accounting standards in the first six months of 2019 on a prospective basis:
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
In October 2016, the FASB issued ASU No. 2016-16 Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. This new standard was effective beginning in fiscal year 2019 and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of December 1, 2018, the first day of our fiscal year 2019. There was no cumulative-effect adjustment upon adoption. As more fully disclosed in note 8, during the six months ended May 31, 2019, we recognized a discrete tax benefit of $16.2 million under the provisions of this standard. The on-going effect of the adoption of the standard will depend on the nature and amount of future transactions.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations, and, beginning in May 2018, to our new headquarters building; (ii) certain machinery and equipment, including a corporate airplane and automobiles; and (iii) certain software. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) Targeted Improvements which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2020. We intend to adopt the requirements of the new standard via a cumulative-effect adjustment without restating prior periods. We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new standard.  Additionally, we are implementing new software to assist in the accounting and are evaluating changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. Based on our assessment to date, we expect that the adoption of ASU No. 2016-02 will not have a material effect on our results of operations but will result in an increase in lease-related assets and liabilities recognized in our Consolidated Balance Sheets. We are unable to quantify the amount of that increase at this time.

2.	ACQUISITIONS
In August 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million. During the six months ended May 31, 2018, we paid an additional $4.2 million associated with the final working capital adjustment.
During the three and six months ended May 31, 2018, we incurred $7.8 million and $16.5 million, respectively, of transaction and integration expenses related to the RB Foods acquisition. Those costs consisted of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. The following are the transaction and integration expenses related to the RB Foods acquisition that we have recorded for the three and six months ended May 31, 2018 (in millions):

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

The following is a summary of special charges recognized in the three and six months ended May 31, 2019 and 2018 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Employee severance and related benefits	$3.4	$0.7	$4.0	$1.1
Other costs	3.7	7.7	5.2	9.5
Total	$7.1	$8.4	$9.2	$10.6

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

During the three months ended May 31, 2019, we recorded $7.1 million of special charges, consisting primarily of (i) $4.1 million related to our GE initiative, including $2.5 million of third-party expenses, $1.1 million related to employee severance and related benefits, and $0.5 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas region, and (iii) $0.6 million related to streamlining actions in our Europe, Middle East and Africa (EMEA) region.

During the six months ended May 31, 2019, we recorded $9.2 million of special charges, consisting primarily of (i) $6.2 million related to our GE initiative, including $3.5 million of third-party expenses, $1.7 million related to employee severance and related benefits, and $1.0 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas and (iii) $0.6 million related to streamlining actions in EMEA.

During the three months ended May 31, 2018, we recorded $8.4 million of special charges, consisting primarily of: (i) $5.5 million related to our GE initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and more fully described in note 9; and (iii) $0.6 million related to employee severance and related benefits and other costs directly associated with the relocation of our Chinese manufacturing facilities. Of the $5.5 million in special charges recognized in the second quarter of 2018 related to our GE initiative, $2.5 million related to third party expenses and $3.0 million represented a non-cash asset impairment charge. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

During the six months ended May 31, 2018, we recorded $10.6 million of special charges, consisting primarily of: (i) $6.7 million related to our GE initiative, consisting of $3.7 million of third party expenses and the non-cash asset impairment charge of $3.0 million previously described, (ii) a one-time payment, in the aggregate amount of $2.2 million described earlier made to certain U.S. hourly employees associated with the enactment of the U.S Tax Act; (iii) $0.8 million related to employee severance and related benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility then under construction in Thailand.

Of the $9.2 million in special charges recognized during the six months ended May 31, 2019, approximately $4.8 million were paid in cash, with the remaining accrual expected to be paid during the remainder of fiscal year 2019.

In addition to the amounts recognized in the first six months of 2019, we expect to incur additional special charges during the remainder of 2019. We expect total special charges in 2019 of $20.0 million, consisting principally of: (i) approximately $15.0 million associated with our GE initiative comprised of third party expenses, employee severance benefits and other costs; and (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas.

The following is a breakdown by business segments of special charges for the three and six months ended May 31, 2019 and 2018 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Consumer segment	$4.9	$5.4	$6.4	$6.4
Flavor solutions segment	2.2	3.0	2.8	4.2
Total special charges	$7.1	$8.4	$9.2	$10.6

All remaining balances associated with our special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

4.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

During each of the six months ended May 31, 2019 and 2018, we repaid $37.5 million (the required quarterly principal installment) of the five-year term loan due August 17, 2022. During the six months ended May 31, 2019 and 2018, we repaid $50.0 million and $100.0 million, respectively, of the three-year term loan due August 17, 2020. During the six months ended May 31, 2018, we repaid the $250 million, 5.75% notes that matured on December 15, 2017.

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

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. At May 31, 2019, the notional value of these contracts was $76.1 million. We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At May 31, 2019, the notional value of these contracts was $452.1 million. During the three months ended May 31, 2019 and 2018, we recognized gains (losses) of $1.0 million and $(0.4) million, respectively, on the change in fair value of these contracts and (losses) gains of $(1.4) million and $0.2 million, respectively, on the change in the currency component of the underlying loans. During the six months ended May 31, 2019 and 2018, we recognized gains (losses) of $2.7 million and $(2.6) million, respectively, on the change in fair value of these contracts and (losses) gains of $(3.2) million and $2.2 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts that are considered net investment hedges. As of May 31, 2019, we had notional value of cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027.

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

As of May 31, 2019, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on either of these swaps was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, or noncurrent other assets, other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$350.0	$12.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	425.4	6.9	Other accrued liabilities	102.8	1.6
Cross currency contracts	Investments and other assets	245.1	7.1	Other long-term liabilities	247.5	7.7
Total			$26.1			$9.3

As of May 31, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$5.8
Foreign exchange contracts	Other current assets	297.7	5.8	Other accrued liabilities	155.2	5.2
Total			$5.8			$11.0

As of November 30, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.4
Foreign exchange contracts	Other current assets	199.5	4.4	Other accrued liabilities	295.4	6.4
Total			$4.4			$12.8

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the three and six-month periods ended May 31, 2019 and 2018 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2019	Three months ended May 31, 2018	Six months ended May 31, 2019	Six months ended May 31, 2018
Interest rate contracts	Interest expense	$0.2	$0.1	$0.4	$0.2

Three months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2019	2018	Hedged item		2019	2018
Foreign exchange contracts	Other income, net	$1.0	$(0.4)	Intercompany loans	Other income, net	$(1.4)	$0.2

Six months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2019	2018	Hedged item		2019	2018
Foreign exchange contracts	Other income, net	$2.7	$(2.6)	Intercompany loans	Other income, net	$(3.2)	$2.2

Cash Flow Hedges
Three months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2019	2018		2019	2018
Interest rate contracts	$—	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	1.8	2.0	Cost of goods sold	0.1	(1.6)
Total	$1.8	$2.0		$0.2	$(1.5)

Six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2019	2018		2019	2018
Interest rate contracts	$—	$—	Interest expense	$0.2	$0.2
Foreign exchange contracts	0.6	0.8	Cost of goods sold	0.4	(2.7)
Total	$0.6	$0.8		$0.6	$(2.5)

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $2.1 million as an increase to earnings.

Net Investment Hedges
Three months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2019	2018		2019	2018
Cross currency contracts	$6.8	$—	Interest expense	$1.8	$—

Six months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2019	2018		2019	2018
Cross currency contracts	$(2.7)	$—	Interest expense	$2.1	$—

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
At May 31, 2019, May 31, 2018 and November 30, 2018, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$139.4	$139.4	$—
Insurance contracts	111.8	—	111.8
Bonds and other long-term investments	6.5	6.5	—
Interest rate derivatives	12.1	—	12.1
Foreign currency derivatives	6.9	—	6.9
Cross currency contracts	7.1	—	7.1
Total	$283.8	$145.9	$137.9
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6
Cross currency contracts	7.7	—	7.7
Total	$9.3	$—	$9.3

		May 31, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$202.6	$202.6	$—
Insurance contracts	120.3	—	120.3
Bonds and other long-term investments	4.3	4.3	—
Foreign currency derivatives	5.8	—	5.8
Total	$333.0	$206.9	$126.1
Liabilities
Foreign currency derivatives	$5.2	$—	$5.2
Interest rate derivatives	5.8	—	5.8
Total	$11.0	$—	$11.0

		November 30, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$96.6	$96.6	$—
Insurance contracts	118.0	—	118.0
Bonds and other long-term investments	2.8	2.8	—
Foreign currency derivatives	4.4	—	4.4
Total	$221.8	$99.4	$122.4
Liabilities
Foreign currency derivatives	$6.4	$—	$6.4
Interest rate derivatives	6.4	—	6.4
Total	$12.8	$—	$12.8

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
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at May 31, 2019, May 31, 2018 and November 30, 2018 (in millions):

	May 31, 2019	May 31, 2018	November 30, 2018
Carrying amount	$4,065.0	$4,531.7	$4,136.4
Fair value	4,131.8	4,470.9	4,039.4

Level 1 valuation techniques	$3,345.4	$3,207.0	$3,172.7
Level 2 valuation techniques	786.4	1,263.9	866.7
Total fair value	$4,131.8	$4,470.9	$4,039.4

The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

6.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

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

As a result of this change, we remeasured pension assets and benefit obligations as of the date of the approval (December 1, 2017) and we reduced the Canadian plan benefit obligations by $17.5 million. This remeasurement resulted in non-cash, pre-tax net actuarial gains of $17.5 million for the six months ended May 31, 2018. This net actuarial gain consists principally of a curtailment gain of $18.0 million and is included in our consolidated statement of comprehensive income for the six months ended May 31, 2018, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the six months ended May 31, 2018, is also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension (income) expense of the defined benefit plans for the three months ended May 31, 2019 and 2018 (in millions):

	United States		International
	2019	2018	2019	2018
Defined benefit plans
Service cost	$0.5	$4.3	$0.9	$1.1
Interest costs	8.6	7.9	2.4	2.3
Expected return on plan assets	(10.6)	(10.8)	(4.2)	(4.2)
Amortization of prior service costs	0.1	—	0.1	—
Amortization of net actuarial losses	0.6	2.5	0.3	0.7
Total pension (income) expense	$(0.8)	$3.9	$(0.5)	$(0.1)

The following table presents the components of our pension (income) expense of the defined benefit plans for the six months ended May 31, 2019 and 2018 (in millions):

	United States		International
	2019	2018	2019	2018
Defined benefit plans
Service cost	$1.0	$8.7	$1.8	$2.2
Interest costs	17.2	15.8	4.8	4.7
Expected return on plan assets	(21.2)	(21.6)	(8.3)	(8.4)
Amortization of prior service costs	0.2	—	0.1	0.5
Amortization of net actuarial losses	1.2	5.0	0.6	1.4
Total pension (income) expense	$(1.6)	$7.9	$(1.0)	$0.4

During the six months ended May 31, 2019 and 2018, we contributed $4.5 million and $7.7 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2018 were $13.5 million.
The following table presents the components of our other postretirement benefits (income) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Other postretirement benefits
Service cost	$0.5	$0.6	$1.0	$1.2
Interest costs	0.6	0.6	1.3	1.2
Amortization of prior service credits	(2.1)	(2.1)	(4.3)	(4.3)
Amortization of net actuarial gains	(0.2)	—	(0.4)	—
Total other postretirement benefits (income) expense	$(1.2)	$(0.9)	$(2.4)	$(1.9)

In conjunction with our adoption of the Pension ASU, all of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expense, excluding service cost components, were $(4.4) million and $(3.1) million for the three months ended May 31, 2019 and 2018, respectively, and $(8.8) million and $(5.7) million for the six months ended May 31, 2019 and 2018, respectively.

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
Stock-based compensation expense	$16.1	$11.8	$22.8	$16.1

Our 2019 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2018 annual grant. The weighted-average grant-date fair value of each stock option granted in 2019 was $27.51 and in 2018 was $20.30 as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2019 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2019	2018
Risk-free interest rates	2.2 - 2.5%	1.7 - 2.9%
Dividend yield	1.5%	2.0%
Expected volatility	17.4%	18.4%
Expected lives (in years)	7.5	7.6

The following is a summary of our stock option activity for the six months ended May 31, 2019 and 2018:

	2019		2018
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	3.6	$82.60	4.8	$71.91
Granted	0.3	147.39	0.4	105.95
Exercised	(0.7)	67.71	(0.4)	56.36
Outstanding at end of the period	3.2	$92.39	4.8	$75.77
Exercisable at end of the period	2.5	$83.85	3.9	$69.94
As of May 31, 2019, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $203.3 million and for options currently exercisable was $179.9 million. The total intrinsic value of all options exercised during the six months ended May 31, 2019 and 2018 was $59.6 million and $18.8 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2019 and 2018:

	2019		2018
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	423	$103.05	267	$86.47
Granted	128	143.10	190	101.03
Vested	(134)	96.74	(117)	88.35
Forfeited	(5)	99.74	(5)	94.86
Outstanding at end of period	412	$117.48	335	$93.94

The following is a summary of our LTPP activity for the six months ended May 31, 2019 and 2018:

	2019		2018
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	218	$83.55	220	$84.31
Granted	102	150.51	86	101.90
Vested	(57)	86.40	(59)	74.02
Outstanding at end of period	263	$117.14	247	$92.91

8.	INCOME TAXES
Income taxes for the three months ended May 31, 2019 included $11.3 million of discrete tax benefits consisting principally of excess tax benefits associated with share-based compensation. Income taxes for the six months ended May 31, 2019 included $28.9 million of discrete tax benefits consisting principally of $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter under the provisions of ASU No. 2016-16, which was adopted on December 1, 2018, and $12.9 million of excess tax benefits associated with share-based compensation.
Income taxes for the three months ended May 31, 2018 included $2.4 million of discrete tax benefits consisting of $1.1 million of excess tax benefits associated with share-based compensation, and $1.3 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-U.S. jurisdictions. Income taxes for the six months ended May 31, 2018 included $305.4 million of discrete tax benefits consisting of the $297.9 million net benefit associated with the U.S. Tax Act, described below, $4.5 million of excess tax benefits associated with share-based compensation, and $3.5 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-US jurisdictions, offset by a $0.5 million net detriment related to the revaluation of deferred tax assets related to legislation enacted in a non-U.S. jurisdiction in our first quarter.
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
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provided a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740 Income Taxes. As more fully described in note 12 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, we recognized a $301.5 million income tax benefit, net, associated with the U.S. Tax Act during the year ended November 30, 2018. The net tax benefit related to the U.S. Tax Act was provisional and changed during the measurement period, which ended in the quarter ended November 30, 2018, as a result of, among other things, changes in interpretations and assumptions we made, guidance issued and other actions taken as a result of the U.S. Tax Act different from that previously assumed. During the three months ended May 31, 2018, there was no change to the $297.9 million provisional net benefit recognized in the first quarter of 2018 related to the U.S. Tax Act, as described below.
Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. As of May 31, 2018, we estimated that the revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by $376.5 million and we reflected that amount as a reduction in our income tax expense for the six months ended May 31, 2018. The U.S. Tax Act imposed a one-time transition tax on post-1986 earnings of non-U.S. affiliates that had not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. As of May 31, 2018, we estimated this transition tax to be $78.6 million, including related additional foreign withholding taxes of $6.3 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that are no longer considered indefinitely reinvested, which we have recognized as a component of our income tax expense for the six months ended May 31, 2018.

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and six months ended May 31, 2019.

As of May 31, 2019, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Average shares outstanding – basic	132.3	131.4	132.3	131.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.6	1.5	1.6	1.6
Average shares outstanding – diluted	133.9	132.9	133.9	132.9

The following table sets forth the stock options and RSUs for the three and six months ended May 31, 2019 and 2018 that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Anti-dilutive securities	0.2	0.5	0.1	0.4

The following table sets forth the common stock activity for the three and six months ended May 31, 2019 and 2018 (in millions):

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.7	0.2	0.8	0.5
Shares repurchased under the stock repurchase program	0.2	0.1	0.4	0.3

As of May 31, 2019, $67.2 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	May 31, 2019	May 31, 2018	November 30, 2018
Foreign currency translation adjustment	$(263.0)	$(149.7)	$(241.6)
Unrealized loss on foreign currency exchange contracts	(0.8)	(1.9)	(1.1)
Unamortized value of settled interest rate swaps	0.4	0.8	0.6
Pension and other postretirement costs	(119.3)	(157.6)	(117.8)
Accumulated other comprehensive loss	$(382.7)	$(308.4)	$(359.9)

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

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and six months ended May 31, 2019 and 2018 (in millions):

	Three months ended		Six months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Interest expense
Foreign exchange contracts	(0.1)	1.6	(0.4)	2.7	Cost of goods sold
Total before tax	(0.2)	1.5	(0.6)	2.5
Tax effect	—	(0.3)	0.1	(0.5)	Income taxes
Net, after tax	$(0.2)	$1.2	$(0.5)	$2.0

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(1.9)	$(2.1)	$(4.0)	$(3.8)	Other income, net
Amortization of net actuarial losses (1)	0.7	3.2	1.4	6.4	Other income, net
Total before tax	(1.2)	1.1	(2.6)	2.6
Tax effect	0.3	(0.3)	0.6	(0.6)	Income taxes
Net, after tax	$(0.9)	$0.8	$(2.0)	$2.0

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and other postretirement benefits expense (refer to note 6 for additional details).

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2019
Net sales	$764.1	$537.8	$1,301.9
Operating income excluding special charges	137.8	77.4	215.2
Income from unconsolidated operations	7.5	2.0	9.5

Three months ended May 31, 2018
Net sales	$768.8	$532.5	$1,301.3
Operating income excluding special charges and transaction and integration expenses	129.1	75.7	204.8
Income from unconsolidated operations	6.0	1.4	7.4

Six months ended May 31, 2019
Net sales	$1,509.0	$1,024.4	$2,533.4
Operating income excluding special charges and transaction and integration expenses	273.1	141.1	414.2
Income from unconsolidated operations	15.4	4.2	19.6

Six months ended May 31, 2018
Net sales	$1,513.4	$1,003.3	$2,516.7
Operating income excluding special charges and transaction and integration expenses	259.6	137.2	396.8
Income from unconsolidated operations	13.1	2.4	15.5

A reconciliation of operating income excluding special charges and, for the three months ended February 28, 2018, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2019
Operating income excluding special charges	$137.8	$77.4	$215.2
Less: Special charges	4.9	2.2	7.1
Operating income	$132.9	$75.2	$208.1

Three months ended May 31, 2018
Operating income excluding special charges and transaction and integration expenses	$129.1	$75.7	$204.8
Less: Special charges	5.4	3.0	8.4
Less: Transaction and integration expenses	5.2	2.6	7.8
Operating income	$118.5	$70.1	$188.6

Six months ended May 31, 2019
Operating income excluding special charges and transaction and integration expenses	$273.1	$141.1	$414.2
Less: Special charges	6.4	2.8	9.2
Operating income	$266.7	$138.3	$405.0

Six months ended May 31, 2018
Operating income excluding special charges and transaction and integration expenses	$259.6	$137.2	$396.8
Less: Special charges	6.4	4.2	10.6
Less: Transaction and integration expenses	11.0	5.5	16.5
Operating income	$242.2	$127.5	$369.7

The following table sets forth our net sales, by geographic area, for the three and six months ended May 31, 2019 and 2018 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended May 31, 2019	$896.1	$249.4	$156.4	$1,301.9
Three months ended May 31, 2018	878.5	260.1	162.7	1,301.3

Six months ended May 31, 2019	1,703.1	492.2	338.1	2,533.4
Six months ended May 31, 2018	1,654.9	511.6	350.2	2,516.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cost savings and business transformation: We are fueling our investment in growth with cost savings from our Comprehensive Continuous Improvement (CCI) program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from organization and streamlining actions described in note 3 of notes to the accompanying financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher material costs and is contributing to higher operating income and earnings per share.
We are making investments to build the McCormick of the future, including in our Global Enablement organization to transform McCormick through globally aligned, innovative services to enable growth. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. In 2019, we have progressed in the exploration of our ERP replacement program and as such have accelerated our multi-year ERP replacement program to accelerate the transformation of our ways of working. We expect this acceleration to enable us to realize the benefits of a scalable platform for growth sooner than our earlier plan. We expect that, in total over the course of the ERP replacement program from late 2018 through 2021, we will invest from $90 million to $120 million in capital spending and from $60 million to $80 million in program expenses to enable the anticipated completion of the global roll out of the information systems technology in 2021.
Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $821.2 million in 2018, an increase from $815.3 million in 2017. In 2018, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 33 years, and to fund capital expenditures, acquisitions and share repurchases. In 2018, we returned $335.7 million of cash to our shareholders through dividends and share repurchases. Due to our increased level of indebtedness because of the RB Foods acquisition, we have curtailed our acquisition and share repurchase activity for a period in order to enable a return to our pre-acquisition credit profile. Although we have curtailed our share repurchase activity, we repurchased shares in 2018 to mitigate the effect of shares issued upon the exercise of stock options and have continued this practice in 2019.
On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
2019 Outlook
We project another year of strong financial performance in 2019. As more fully disclosed in note 1 of notes to of the accompanying financial statements, we adopted two new accounting standards relating to revenue recognition and income statement classification of pension expense at the beginning of fiscal 2019. We applied those new accounting standards on a retrospective basis.  Our 2019 outlook is calculated from a 2018 base that has been recast for the impacts of adopting those new accounting standards on a retrospective basis. In 2019, we expect to grow sales 1% to 3%, including an estimated 2% unfavorable impact from currency rates, or 3% to 5% on a constant currency basis. That anticipated 2019 sales growth is primarily driven by higher volume and product mix, with some impact of pricing to offset anticipated cost increases, and consists entirely of organic growth as we do not anticipate an incremental sales impact from acquisitions in 2019. We expect our 2019 gross profit margin to be 25 to 75 basis points higher in 2019 than in 2018, in part driven by our CCI-led cost savings.

In 2019, we expect an increase in operating income of 8% to 10%, which includes an estimated 2% unfavorable impact from currency rates. That increase in operating income reflects the impact of special charges, estimated at $20 million in 2019 compared to $16.3 million in 2018, and the absence of $22.5 million of transaction and integration expenses incurred in 2018. Excluding special charges and, in 2018, transaction and integration expenses, we expect 2019’s adjusted operating income to increase 6% to 8%, which includes an estimated 2% unfavorable impact from currency rates, or 8% to 10% on a constant currency basis. Our CCI-led cost savings target in 2019 is approximately $110 million. In 2019, we expect to support our sales growth with a brand marketing investment comparable with the 2018 level.

Our underlying effective tax rate is projected to be higher in 2019 than in 2018 as the U.S. Tax Act was not fully effective for us, as a non-calendar year end company, in 2018. Absent the impact of discrete tax items, we estimate our underlying tax rate to be approximately 24% in 2019. Including the impact of discrete tax items, we estimate that our consolidated effective tax rate will approximate 21% in fiscal 2019. In 2018, we recognized a net non-recurring tax benefit of $301.5 million upon the enactment of the U.S. Tax Act. Excluding that benefit and taxes associated with special charges and transaction and integration expenses, our adjusted effective tax rate was approximately 19.6% in 2018. We expect our adjusted effective tax rate in 2019 to approximate the estimated 21% effective tax rate under accounting principles generally accepted in the U.S. (GAAP).

Diluted earnings per share was $7.00 in 2018. Diluted earnings per share for 2019 are projected to range from $5.09 to $5.19. Excluding the per share impact of the non-recurring benefit from the U.S. Tax Act of $2.26, special charges of $0.10 and transaction and integration expenses of $0.13 in 2018, adjusted diluted earnings per share was $4.97 in 2018. Adjusted diluted earnings per share (excluding an estimated $0.11 per share impact from special charges) are projected to be $5.20 to $5.30 in 2019. We expect adjusted diluted earnings per share in 2019 to grow 5% to 7%, which includes a 2% unfavorable impact from currency rates, or to grow 7% to 9% in constant currency over adjusted diluted earnings per share of $4.97 in 2018. We expect this growth rate to be mainly driven by increased adjusted operating income which we expect to be partially offset by a higher adjusted effective tax rate in 2019.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net sales	$1,301.9	$1,301.3	$2,533.4	$2,516.7
Percent increase	—%	19.5%	0.7%	19.4%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	2.1%	2.4%	3.1%	2.1%
Pricing actions	0.7%	0.3%	0.4%	0.5%
Acquisitions	—%	13.2%	—%	13.0%
Foreign exchange	(2.8)%	3.6%	(2.8)%	3.8%
Gross profit	$508.5	$505.4	$975.4	$965.8
Gross profit margin	39.1%	38.8%	38.5%	38.4%

Sales for the second quarter of 2019 were flat compared to the prior year level and increased by 2.8% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Favorable volume and product mix increased sales by 2.1% while pricing actions added 0.7% to sales. Both our consumer and flavor solutions segments experienced increases in volume and product mix. Sales were impacted by unfavorable foreign currency rates that reduced net sales 2.8% compared to the year-ago quarter and is excluded from our measure of sales growth of 2.8% on a constant currency basis.

Sales for the six months ended May 31, 2019 increased by 0.7% from the prior year level and increased by 3.5% on a constant currency basis. Pricing actions added 0.4% to sales and favorable volume and product mix increased sales by 3.1%. Sales were impacted by unfavorable foreign currency rates that reduced sales by 2.8% as compared to the same period in 2018 and is excluded from our measure of sales growth of 3.5% on a constant currency basis.

Gross profit for the second quarter of 2019 increased by $3.1 million, or 0.6%, over the comparable period in 2018. Gross profit for the six months ended May 31, 2019 increased by $9.6 million, or 1.0% over the comparable period in 2018.
Our gross profit margins for the three and six months ended May 31, 2019 were 39.1% and 38.5%, respectively, an increase of 30 basis points and 10 basis points, respectively, from the same periods in 2018. As a percent of sales, the gross margin impact of CCI-led cost savings and price increases were offset, in part, by higher conversion costs and unfavorable product mix in both the quarter and year-to-date periods.

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Selling, general & administrative expense (SG&A)	$293.3	$300.6	$561.2	$569.0
Percent of net sales	22.6%	23.1%	22.2%	22.6%

SG&A decreased by $7.3 million in the second quarter of 2019 compared to the 2018 level, as CCI-led cost savings, lower brand marketing, lower employee incentive expense, and a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard were partially offset by investments associated with the implementation of a global ERP platform in support of our GE business transformation initiative as well as higher expense associated with other information technology costs and share-based compensation. SG&A as a percent of net sales declined by 50 basis points from the prior year level.

SG&A decreased by $7.8 million in the six months ended May 31, 2019 compared to the 2018 level, primarily as a result of CCI-led cost savings, lower brand marketing, lower employee incentive expense, and a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard, partially offset by investments associated with the implementation of a global ERP platform in support of our GE business transformation initiative as well as higher expense associated with other information technology, share-based compensation, and distribution. SG&A as a percent of net sales for the six months ended May 31, 2019 declined by 40 basis points from the prior year level.

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Total special charges	$7.1	$8.4	$9.2	$10.6

During the three months ended May 31, 2019, we recorded $7.1 million of special charges, consisting primarily of (i) $4.1 million related to our GE initiative, including $2.5 million of third-party expenses, $1.1 million related to employee severance and related benefits, and $0.5 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas and (iii) $0.6 million of streamlining actions in EMEA.

During the six months ended May 31, 2019, we recorded $9.2 million of special charges, consisting primarily of (i) $6.2 million costs related to our GE initiative, including $3.5 million of third-party expenses, $1.7 million related to employee severance and related benefits, and $1.0 million related to other costs, (ii) $2.3 million of severance and related benefits associated with streamlining actions in the Americas and (iii) $0.6 million of streamlining actions in EMEA.

During the three months ended May 31, 2018, we recorded $8.4 million of special charges, consisting primarily of: (i) $5.5 million related to our GE initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and more fully described in note 9 of notes to the accompanying financial statements; and (iii) $0.6 million related to employee severance and related benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities. Of the $5.5 million in special charges recognized in the second quarter of 2018 related to our GE initiative, $2.5 million related to third party expenses and $3.0 million represented a non-cash asset impairment charge. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in the second quarter of 2018, to a new global enterprise resource planning (ERP) platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

During the six months ended May 31, 2018, we recorded $10.6 million of special charges, consisting primarily of: (i) $6.7 million related to our GE initiative, consisting of $3.7 million of third party expenses and the non-cash asset impairment charge of $3.0 million previously described; (ii) the one-time payment, in the aggregate amount of $2.2 million, described above made to certain U.S. hourly employees associated with enactment of the U.S. Tax Act; (iii) $0.8 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to employee severance and related benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility then under construction in Thailand.

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Transaction and integration expenses	$—	$7.8	$—	$16.5

Transaction and integration expenses related to the RB Foods acquisition totaled $22.5 million in 2018. These costs primarily consisted of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. We incurred $7.8 million and $16.5 million of transaction and integration expenses in the three and six months ended May 31, 2018.

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Interest expense	$42.4	$44.2	$85.4	$86.0
Other income, net	6.3	4.6	12.4	8.7

Interest expense decreased by $1.8 million in the second quarter of 2019, compared to the same period of the prior year, due primarily to the favorable impact of cross-currency interest rate swap contracts which we entered into in 2019, as more fully described in note 4 of notes to the accompanying financial statements. Interest expense was $0.6 million lower for the six months ended May 31, 2019 than the same period of the prior year. That decline was primarily due to the favorable effects of the cross-currency interest rate swap contracts previously noted, partially offset by an increase in interest rates that more than offset a decline in average total borrowings due to our partial repayment of the term loans used to finance the acquisition of RB Foods. Other income, net for the three and six months ended May 31, 2019 increased by $1.7 million and $3.7 million, respectively, from the 2018 levels due principally to higher non-service cost income associated with our pension and postretirement benefit plans in the three and six months ended May 31, 2019 compared to the 2018 periods.

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Income from consolidated operations before income taxes	$172.0	$149.0	$332.0	$292.4
Income tax expense (benefit)	32.1	33.1	54.2	(238.0)
Effective tax rate	18.7%	22.2%	16.3%	(81.4)%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits related to share-based compensation, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, the settlement of tax audits, and, beginning in 2019, the tax effects of intra-entity asset transfers (other than inventory).
Income taxes for the three months ended May 31, 2019 included $11.3 million of discrete tax benefits consisting principally of excess tax benefits associated with share-based compensation. Income tax expense for the six months ended May 31, 2019 included $28.9 million of discrete tax benefits consisting principally of $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter under the provisions of ASU No. 2016-16, which we adopted on December 1, 2018, and $12.9 million of excess tax benefits associated with share-based compensation.
Income tax expense for the quarter ended May 31, 2018 included $2.4 million of discrete tax benefits consisting of $1.1 million of excess tax benefits associated with share-based compensation and $1.3 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-U.S. jurisdictions.
Income taxes for the six months ended May 31, 2018 included $305.4 million of discrete tax benefits consisting of $297.9 million net benefit associated with the U.S. Tax Act, described below, $4.5 million of excess tax benefits associated with share-based compensation and $3.5 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-U.S. jurisdictions, offset by a $0.5 million net detriment related to the revaluation of deferred tax assets related to legislation enacted in a non-U.S. jurisdiction in our first quarter.
As more fully described in note 8 of notes to the accompanying financial statements, the U.S. Tax Act was enacted in December 2017. The U.S. Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in calendar year 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries. Under GAAP (specifically, ASC Topic 740 Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $297.9 million associated with the U.S. Tax Act during the six months ended May 31, 2018. This amount included a $376.5 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $78.6 million. That net transition tax impact is comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $72.3 million, together with additional foreign withholding taxes of $6.3 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested, which were recognized as a component of our income tax expense for the six months ended May 31, 2018.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provided a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As more fully disclosed in note 8 of notes to the accompanying financial statements, the $297.9 million net benefit recognized during the first half of 2018 related to the U.S. Tax Act was provisional and changed during the measurement period, which ended during the quarter ended November 30, 2018, as a result of, among other things, changes in interpretations and assumptions we made, guidance issued and other actions taken as a result of the U.S. Tax Act different from those previously assumed. As more fully described in note 12 of notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, we recognized a $301.5 million income tax benefit, net, associated with the U.S. Tax Act during the fiscal year ended 2018.

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Income from unconsolidated operations	$9.5	$7.4	$19.6	$15.5

Income from unconsolidated operations, which is presented net of earnings attributable to non-controlling interests, increased by $2.1 million and $4.1 million for the three and six months ended May 31, 2019, as compared to the year-ago periods. Those increases were attributable to higher earnings of our unconsolidated affiliates, primarily our largest joint venture, McCormick de Mexico, as well as the impact of eliminating a lower level of earnings of our non-controlling interests, both as compared to the 2018 periods.
The following table outlines the major components of the change in diluted earnings per share from 2018 to 2019:

	Three months ended May 31,	Six months ended May 31,
2018 Earnings per share – diluted	$0.93	$4.11
Increase in operating income	0.06	0.10
Impact of net discrete tax benefit recognized as a result of the U.S. Tax Act	—	(2.24)
Decrease in special charges, net of taxes	0.01	0.01
Decrease in transaction and integration expenses attributable to RB Foods acquisition, net of taxes	0.04	0.10
Decrease in interest expense, net of taxes	0.01	—
Increase in other income, net of taxes	0.01	0.02
Increase in unconsolidated income	0.02	0.03
Other impact of income taxes	0.05	0.11
Impact of higher shares outstanding	(0.01)	(0.02)
2019 Earnings per share – diluted	$1.12	$2.22

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges, as well as transaction and integration expenses related to our RB Foods acquisition. See note 11 of notes to the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges as well as, for 2018, transaction and integration expenses related to our RB Foods acquisition, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
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

CONSUMER SEGMENT

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(in millions)
Net sales	$764.1	$768.8	$1,509.0	$1,513.4
Percent (decrease) increase	(0.6)%	20.2%	(0.3)%	19.9%
Segment operating income	$137.8	$129.1	$273.1	$259.6
Segment operating income margin	18.0%	16.8%	18.1%	17.2%
In the second quarter of 2019, sales of our consumer segment declined 0.6% as compared to the second quarter of 2018, but increased by 2.0% on a constant currency basis. Pricing actions increased sales by 0.6% while favorable volume and product mix added 1.4% to sales in the second quarter of 2019 as compared to the same period last year. Sales in the quarter reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 2.6% compared to the year-ago quarter and is excluded from our measure of sales growth of 2.0% on a constant currency basis.
In the Americas, consumer sales rose 1.8% in the second quarter of 2019 as compared to the second quarter of 2018 and rose by 2.2% on a constant currency basis. For the second quarter of 2019, favorable volume and product mix increased sales for the quarter by 2.2% driven by new product growth as well as base business growth, as compared to the corresponding period in 2018. The unfavorable impact of foreign currency rates decreased sales by 0.4% in the quarter and is excluded from our measure of sales growth of 2.2% on a constant currency basis.
In the Europe, Middle East and Africa (EMEA) region, consumer sales decreased 6.5% in the second quarter of 2019 as compared to the second quarter of 2018 but increased by 1.2% on a constant currency basis. Sales were positively impacted by favorable volume and product mix during the quarter that increased sales by 2.0%, driven by new products, distribution gains and promotions. These improvements were partially offset by pricing actions that decreased sales by 0.8% and included those related to trade promotional activities. During the second quarter of 2019, an unfavorable impact from foreign currency rates decreased sales by 7.7% compared to the year-ago period and is excluded from our measure of sales growth of 1.2% on a constant currency basis.
In the Asia/Pacific region, consumer sales decreased 3.7% in the second quarter of 2019 but increased by 2.6% on a constant currency basis. Sales in the quarter reflected increases of 5.7% attributable to pricing actions, principally in China, which were partially offset by a 3.1% decrease due to unfavorable volume and product mix, also driven by China. An unfavorable impact from foreign currency rates, which decreased sales by 6.3% compared to the second quarter of 2018, is excluded from our measure of sales growth of 2.6% on a constant currency basis.
For the six months ended May 31, 2019, our consumer segment sales declined 0.3% compared to the six months ended May 31, 2018 but increased by 2.4% on a constant currency basis. Pricing actions and improved volume and product mix added 0.3% and 2.1%, respectively, both in comparison to the prior year levels. An unfavorable impact from foreign currency rates decreased sales by 2.7% compared to the prior year and is excluded from our measure of sales growth of 2.4% on a constant currency basis.
We grew segment operating income for our consumer segment by $8.7 million, or 6.7%, in the second quarter of 2019 as compared to the second quarter of 2018. The increase in segment operating income was due to CCI-led cost savings and a reduction in advertising and promotion expense as compared to the 2018 period. On a constant currency basis, segment operating income for our consumer segment rose by 8.8% in the second quarter of 2019 in comparison to the same period in 2018. Segment operating margin for our consumer segment improved by 120 basis points from the second quarter of 2018 to 18.0% in the second quarter of 2019, as a result of the previously noted CCI-led cost savings and the reduction in advertising and promotion expense as compared to the 2018 period.
We grew segment operating income for our consumer segment by $13.5 million, or 5.2%, for the six months ended May 31, 2019 as compared to the same period in 2018. The increase in segment operating income was due to CCI-led cost savings and a reduction in advertising and promotion expense as compared to the 2018 period. On a constant currency basis, segment operating income for our consumer segment rose by 7.4% in the six months ended May 31, 2019 in comparison to the same period in 2018. Segment operating margin for our consumer segment rose by 90 basis points in the first half of 2019 to 18.1%, driven by the previously noted CCI-led cost savings and the reduction in advertising and promotion expense as compared to the 2018 period.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Six months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018

Net sales	$537.8	$532.5	$1,024.4	$1,003.3
Percent increase	1.0%	18.6%	2.1%	18.6%
Segment operating income	$77.4	$75.7	$141.1	$137.2
Segment operating income margin	14.4%	14.2%	13.8%	13.7%
In the second quarter of 2019, sales of our flavor solutions segment increased by 1.0% as compared to the second quarter of 2018 and increased by 4.0% on a constant currency basis. Higher volume and favorable product mix added 3.2% to segment sales in the second quarter of 2019 while pricing actions during the period increased sales by 0.8%. An unfavorable impact from foreign currency rates decreased flavor solutions segment sales by 3.0% compared to the year-ago quarter and is excluded from our measure of sales growth of 4.0% on a constant currency basis.
In the Americas, flavor solutions sales increased by 2.3% during the second quarter of 2019 from the prior year level and increased by 2.9% on a constant currency basis. Improved volume and product mix added 2.2% to flavor solutions sales in the Americas during the second quarter of 2019, led by flavor products and sales to quick service restaurants. New products, expanded distribution and customer promotional activities also contributed to the increase. In addition, favorable pricing actions added 0.7% to sales as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 0.6% compared to the second quarter of 2018 and is excluded from our measure of sales growth of 2.9% on a constant currency basis.
In the EMEA region, flavor solutions sales in the second quarter of 2019 decreased by 0.8% from the prior year level but increased by 8.9% on a constant currency basis. Improved volume and product mix increased segment sales by 7.2% as compared to the prior year period. The growth was broad based and attributable to both the base business and new products. In addition, pricing actions increased sales by 1.7% in the second quarter of 2019 over the prior period level. An unfavorable impact from foreign currency rates decreased sales by 9.7% compared to the second quarter of 2018 and is excluded from our measure of sales growth of 8.9% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 4.1% in the second quarter of 2019 from the prior year level but increased 1.6% on a constant currency basis. Improved volume and product mix, driven by sales to quick service restaurants, increased sales by 1.5% and pricing actions increased sales by 0.1%, both as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 5.7% compared to the second quarter of 2018 and is excluded from our measure of sales growth of 1.6% on a constant currency basis.
For the six months ended May 31, 2019, flavor solutions segment sales increased 2.1%, as compared to the prior year, and increased by 5.1% on a constant currency basis. Flavor solutions segment sales rose in the first half of 2019 due to favorable volume and product mix of 4.4%. Pricing actions also increased sales by 0.7% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 3.0% from the 2018 levels and is excluded from our measure of sales growth of 5.1% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $1.7 million, or 2.2%, in the second quarter of 2019 as compared to the second quarter of 2018. The increase in segment operating income was driven by higher sales. On a constant currency basis, segment operating income for our flavor solutions segment rose by 5.4% in the second quarter of 2019 as compared to the same period in 2018. Segment operating margin for our flavor solutions segment rose by 20 basis points to 14.4% in the second quarter of 2019, driven by a reduction in SG&A costs as percentage of net sales compared to the second quarter of 2019.
Segment operating income for our flavor solutions segment rose by $3.9 million, or 2.8%, for the six months ended May 31, 2019 as compared to the same period of 2018. The increase in segment operating income was driven by higher sales. On a constant currency basis, segment operating income for our flavor solutions segment rose by 6.0% in the six months ended May 31, 2019, in comparison to the same period in 2018. Segment operating margin for our flavor solutions segment rose by 10 basis points in the first half of 2019 to 13.8%, driven by a reduction in SG&A costs as a percentage of net sales compared to the first six months of 2018.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2019	May 31, 2018	November 30, 2018
Forward foreign currency:
Notional value	$528.2	$452.9	$494.9
Unrealized net gain (loss)	5.3	0.6	(2.0)
Cross currency swaps:
Notional value	492.6	—	—
Unrealized net gain (loss)	(0.6)	—	—
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	May 31, 2019	May 31, 2018	November 30, 2018
Notional value	$350.0	$100.0	$100.0
Unrealized net gain (loss)	12.1	(5.8)	(6.4)
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of May 31, 2019, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2018, other than the cross currency swap which we entered into in the first quarter of 2019 as described in note 4 of notes to the accompanying financial statements.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income taxes, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•
Special charges – Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. In 2018, we also included in special charges, as approved by our Management Committee, expense associated with a one-time payment, made to eligible U.S. hourly employees, to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act as that non-recurring income tax benefit is excluded from our computation of adjusted income taxes, adjusted net income and adjusted diluted earnings per share, each a non-GAAP measure.

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

•
Income taxes associated with the U.S. Tax Act – In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net income tax benefit of $297.9 million during the six months ended May 31, 2018, which included the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries.

Details with respect to the composition of special charges, transaction and integration expenses, and income taxes associated with the U.S. Tax Act recorded for the periods and in the amounts set forth below are included in notes 2, 3 and 8 of notes to the accompanying financial statements and in the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2018	For the three months ended		For the six months ended		Estimated for the year ending November 30, 2019
		May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Operating income	$891.1	$208.1	$188.6	$405.0	$369.7
Impact of transaction and integration expenses	22.5	—	7.8	—	16.5
Impact of special charges	16.3	7.1	8.4	9.2	10.6
Adjusted operating income	$929.9	$215.2	$204.8	$414.2	$396.8
Adjusted operating income margin (1)	17.5%	16.5%	15.7%	16.3%	15.8%

Income tax expense (benefit)	$(157.3)	$32.1	$33.1	$54.2	$(238.0)
Non-recurring benefit, net, of the U.S. Tax Act (2)	301.5	—	—	—	297.9
Impact of transaction and integration expenses	4.9	—	1.7	—	3.5
Impact of special charges	3.8	1.7	1.9	2.2	2.5
Adjusted income tax expense	$152.9	$33.8	$36.7	$56.4	$65.9
Adjusted income tax rate (3)	19.6%	18.9%	22.2%	16.5%	20.6%

Net income	$933.4	$149.4	$123.3	$297.4	$545.9
Impact of transaction and integration expenses	17.6	—	6.1	—	13.0
Impact of special charges	12.5	5.4	6.5	7.0	8.1
Non-recurring benefit, net, of the U.S. Tax Act (2)	(301.5)	—	—	—	(297.9)
Adjusted net income	$662.0	$154.8	$135.9	$304.4	$269.1

Earnings per share – diluted	$7.00	$1.12	$0.93	$2.22	$4.11	$5.09 to $5.19
Impact of transaction and integration expenses	0.13	—	0.04	—	0.10	—
Impact of total special charges	0.10	0.04	0.05	0.05	0.06	0.11
Non-recurring benefit, net, of the U.S. Tax Act (2)	(2.26)	—	—	—	(2.24)	—
Adjusted earnings per share – diluted	$4.97	$1.16	$1.02	$2.27	$2.03	$5.20 to $5.30

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(2)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $297.9 million for the six-month period ended May 31, 2018 and $301.5 million for the year ended November 30, 2018, is more fully described in note 8 of notes to the accompanying financial statements.

(3)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges and for the 2018 periods, transaction and integration expenses, or $179.1 million and $341.2 million for the three and six months ended May 31, 2019, respectively, $165.2 million and $319.5 million for the three and six months ended May 31, 2018, respectively, and $780.1 million for the year ended November 30, 2018.

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

Constant currency growth rates follow:

	Three Months Ended May 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	1.8%	(0.4)%	2.2%
EMEA	(6.5)%	(7.7)%	1.2%
Asia/Pacific	(3.7)%	(6.3)%	2.6%
Total Consumer	(0.6)%	(2.6)%	2.0%
Flavor Solutions segment:
Americas	2.3%	(0.6)%	2.9%
EMEA	(0.8)%	(9.7)%	8.9%
Asia/Pacific	(4.1)%	(5.7)%	1.6%
Total Flavor Solutions	1.0%	(3.0)%	4.0%
Total net sales	—%	(2.8)%	2.8%

Adjusted operating income:
Consumer segment	6.7%	(2.1)%	8.8%
Flavor Solutions segment	2.2%	(3.2)%	5.4%
Total adjusted operating income	5.1%	(2.5)%	7.6%

	Six Months Ended May 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.2%	(0.4)%	2.6%
EMEA	(6.0)%	(6.9)%	0.9%
Asia/Pacific	(2.9)%	(6.1)%	3.2%
Total Consumer	(0.3)%	(2.7)%	2.4%
Flavor Solutions segment:
Americas	4.0%	(0.7)%	4.7%
EMEA	(0.4)%	(9.3)%	8.9%
Asia/Pacific	(4.7)%	(5.5)%	0.8%
Total Flavor Solutions	2.1%	(3.0)%	5.1%
Total net sales	0.7%	(2.8)%	3.5%

Adjusted operating income:
Consumer segment	5.2%	(2.2)%	7.4%
Flavor Solutions segment	2.8%	(3.2)%	6.0%
Total adjusted operating income	4.4%	(2.5)%	6.9%

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

Projection for Year Ending November 30, 2019
Percentage change in net sales	1% to 3%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in net sales in constant currency	3% to 5%

Projection for Year Ending November 30, 2019
Percentage change in adjusted operating income	6% to 8%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted operating income in constant currency	8% to 10%

Projection for Year Ending November 30, 2019
Percentage change in adjusted earnings per share	5% to 7%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted earnings per share in constant currency	7% to 9%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually on November 30th. As of May 31, 2019, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended May 31, 2019, May 31, 2018 and November 30, 2018:

	May 31, 2019	May 31, 2018	November 30, 2018
Net income	$684.9	$829.8	$933.4
Depreciation and amortization	155.6	141.2	150.7
Interest expense	174.0	152.3	174.6
Income tax expense (benefit)	134.9	(147.3)	(157.3)
EBITDA	$1,149.4	$976.0	$1,101.4
Adjustments to EBITDA (1)(2)	44.9	136.9	57.3
Adjusted EBITDA	$1,194.3	$1,112.9	$1,158.7

Net debt	$4,606.3	$5,027.6	$4,674.8

Leverage ratio (1)	3.9	4.5	4.0

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, stock-based compensation expense and transaction and integration costs (related to the RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. Our leverage ratio, including the pro-forma impact of acquisitions, under the terms of those agreements as of May 31, 2018 was 4.4.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2019	May 31, 2018

Net cash provided by operating activities	$314.2	$234.9
Net cash used in investing activities	(54.0)	(63.2)
Net cash used in financing activities	(220.7)	(161.6)
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

Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2019, cash flow from operations increased by $79.3 million over the same period of 2018. The 2019 increase was primarily driven by higher net income, exclusive of the non-cash non-recurring net income tax benefit of $297.9 million related to the U.S. Tax Act recognized in the first half of 2018, and a net improvement in other operating assets and liabilities.
Investing Cash Flow — Cash used in investing activities declined by $9.2 million to $54.0 million for the six months ended May 31, 2019, compared to $63.2 million for the corresponding period in 2018. Of that decline, $4.2 million represented a cash payment in the first quarter of 2018 due to a purchase price adjustment related to our acquisition of RB Foods in August 2017. During the first six months of 2019, capital expenditures decreased by $5.8 million from the 2018 level to $54.1 million. Capital expenditures for fiscal year 2019 are expected to be approximately $200 million to support our planned growth and other initiatives.
Financing Cash Flow — Financing activities used cash of $220.7 million for the first six months of 2019, as compared to $161.6 million for the corresponding period in 2018. The primary drivers behind this change were as follows.

In the first six months of 2019, our net borrowing activities used cash of $48.0 million as compared to $7.9 million in the first six months of 2018. In 2019, we increased our short-term borrowings, on a net basis, by $45.6 million as compared to a $367.8 million increase during the comparable 2018 period. During the six months ended May 31, 2019, we repaid $93.6 million of long-term debt, which principally consisted of $87.5 million of our $1,500.0 million term loans issued in August 2017. During the six months ended May 31, 2018, we repaid our $250 million 5.75% notes that matured on December 15, 2017 and repaid $137.5 million of our $1,500.0 million term loans issued in August 2017.
We increased dividends paid to $150.8 million in the first six months of 2019 from $136.5 million of dividends paid in the same period last year.
During the six months ended May 31, 2019, we received proceeds of $48.0 million from exercised stock options as compared to $21.6 million received in the corresponding 2018 period. We repurchased $10.1 million and $6.7 million of common stock during the six months ended May 31, 2019 and 2018, respectively, in conjunction with employee tax withholding requirements.
The following table outlines the activity in our share repurchase program for the six months ended May 31, 2019 and 2018:

	2019	2018
Number of shares of common stock repurchased	0.4	0.3
Dollar amount	$59.8	$32.1
As of May 31, 2019, $67.2 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In conjunction with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program.

The following table presents our leverage ratio for the trailing twelve-month periods ended May 31, 2019, May 31, 2018, and November 30, 2018:

	May 31, 2019	May 31, 2018(1)	November 30, 2018
Leverage ratio	3.9	4.5	4.0

(1) The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements provide that Adjusted EBITDA under that covenant also include the pro forma impact of acquisitions, as applicable. As of May 31, 2018, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions, was 4.4.

Our leverage ratio was 3.9 as of May 31, 2019 as compared to the ratios of 4.0 and 4.5 as of November 30, 2018 and May 31, 2018, respectively. The decrease in the ratio from 4.5 as of May 31, 2018 to 3.9 as of May 31, 2019 is due to an increase in our adjusted EBITDA and a lower net debt balance. The lower net debt balance is principally the result of our repayment of a portion of the term loans used to finance the RB Foods acquisition.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2019, we temporarily used $239.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2018, we temporarily used $93.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended May 31, 2019 and May 31, 2018 were $826.7 million and $656.9 million, respectively. Total average debt outstanding for the six months ended May 31, 2019 and May 31, 2018 was $4,804.1 million and $5,171.3 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2019, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were lower than at May 31, 2018. At May 31, 2019, the exchange rate for the Euro, British pound sterling, Canadian dollar, Australian dollar and Polish zloty were lower than at November 30, 2018. At May 31, 2019, the exchange rate for the Chinese renminbi was higher than at November 30, 2018.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of notes to the accompanying financial statements for further details of these impacts.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of accounting pronouncements; the expected impact of the U.S. Tax Act enacted in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; business interruptions due to natural disasters or unexpected events; actions by, and the financial condition of, competitors and customers; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; global economic and financial conditions generally, including the availability of financing, interest and inflation rates, the imposition of tariffs, quotas, trade barriers and other similar restrictions and the pending exit of the U.K. from the European Union (Brexit); the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to react to certain economic and industry conditions and ability to borrow or the cost of any such additional borrowing; the interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. tax legislation enacted on December 22, 2017; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; foreign currency fluctuations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; fundamental changes in tax laws; volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers;

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended November 30, 2018, except for the following updates:

The decision by British voters to exit the European Union may negatively impact our operations.

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for October 31, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period to allow time for a future trade deal to be agreed. After failing to gain the U.K. Parliament’s approval for the Withdrawal Agreement, Prime Minister Theresa May stepped down as Conservative Party leader on June 7, 2019 and a new Prime Minister is expected to be in place by the end of July. This means that the terms of the U.K.’s withdrawal remain highly uncertain.

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

If we are not able to successfully implement our business transformation initiative or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.

We continue on our multi-year business transformation initiative to execute significant change to our global processes, capabilities and operating model, including in our Global Enablement (GE) organization, in order to provide a scalable platform for future growth, while reducing costs. As technology provides the backbone for greater process alignment, information sharing and scalability, we are also making investments in our information systems, including the multi-year program to replace our enterprise resource planning (ERP) system that is currently underway, that include the transformation of our financial processing systems to enterprise-wide systems solutions. These systems implementations are part of our ongoing business transformation initiative, and we plan to implement these systems throughout all parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of our business, which could result in the loss of customers and revenue. In addition, the failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting. To date, this transition has not materially affected, and we do not expect it to materially affect, our internal control over financial reporting.

We utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, vendors and other third parties. Our utilization of these cloud-based services and systems will increase as we implement our business transformation initiatives. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service level agreements or regulatory or legal requirements), we may not be able to achieve expected cost savings, we may have to incur additional costs to correct errors made by such service providers, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2019 to March 31, 2019	CS – 16,555 (1)	$147.45	16,555	$91 million
	CSNV – 21,373	$146.97	21,373
April 1, 2019 to April 30, 2019	CS – 19,420 (2)	$153.79	19,420	$80 million
	CSNV – 61,875	$152.82	61,875
May 1, 2019 to May 31, 2019	CS – 0	$—	—	$67 million
	CSNV – 73,125	$154.11	73,125
Total	CS – 35,975	$150.87	35,975	$67 million
	CSNV – 156,373	$152.63	156,373

(1)
On March 27, 2019 and March 28, 2019, we purchased 9,164 shares and 7,391 shares, respectively, of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $147.00 and $148.01 represented the closing price of the common shares on March 27, 2019 and March 28, 2019, respectively.

(2)
On April 10, 2019 and April 22, 2019, we purchased 10,415 shares and 9,005 shares, respectively, of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $154.49 and $152.97 represented the closing price of the common shares on April 10, 2019 and April 22, 2019, respectively.

As of May 31, 2019, $67 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2019, we issued 746,635 shares of CSNV in exchange for shares of CS and issued 36 shares of CS in exchange for shares of CSNV.

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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2019, filed electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

McCORMICK & COMPANY, INCORPORATED

June 27, 2019	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

June 27, 2019	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller