Form 10-Q
period 2019-08-31
MCCORMICK & CO INC
filed 2019-10-01
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2019
Common Stock	9,342,240
Common Stock Non-Voting	123,569,633

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Net sales	$1,329.2	$1,318.2	$3,862.6	$3,834.9
Cost of goods sold	789.3	795.7	2,347.3	2,346.6
Gross profit	539.9	522.5	1,515.3	1,488.3
Selling, general and administrative expense	278.7	283.7	839.9	852.7
Transaction and integration expenses (related to RB Foods acquisition)	—	5.6	—	22.1
Special charges	7.7	3.3	16.9	13.9
Operating income	253.5	229.9	658.5	599.6
Interest expense	41.3	44.7	126.7	130.7
Other income, net	6.9	4.8	19.3	13.5
Income from consolidated operations before income taxes	219.1	190.0	551.1	482.4
Income tax expense (benefit)	36.8	24.9	91.0	(213.1)
Net income from consolidated operations	182.3	165.1	460.1	695.5
Income from unconsolidated operations	9.6	8.4	29.2	23.9
Net income	$191.9	$173.5	$489.3	$719.4
Earnings per share – basic	$1.45	$1.32	$3.69	$5.47
Average shares outstanding – basic	132.8	131.6	132.5	131.4
Earnings per share – diluted	$1.43	$1.30	$3.65	$5.41
Average shares outstanding – diluted	134.2	133.2	134.0	133.0
Cash dividends paid per share – voting	$0.57	$0.52	$1.71	$1.56
Cash dividends paid per share – non-voting	$0.57	$0.52	$1.71	$1.56
Cash dividends declared per share – voting	$0.57	$0.52	$1.14	$1.04
Cash dividends declared per share – non-voting	$0.57	$0.52	$1.14	$1.04
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Net income	$191.9	$173.5	$489.3	$719.4
Net income attributable to non-controlling interest	0.3	1.6	1.5	3.6
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans (including a curtailment gain of $18.0 for the nine months ended August 31, 2018)	(0.7)	1.8	(2.8)	22.6
Currency translation adjustments	(44.9)	(50.7)	(66.8)	(77.1)
Change in derivative financial instruments	(0.1)	0.2	(0.1)	1.9
Deferred taxes	—	(0.1)	0.4	(5.4)
Total other comprehensive loss	(45.7)	(48.8)	(69.3)	(58.0)
Comprehensive income	$146.5	$126.3	$421.5	$665.0

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2019	August 31, 2018	November 30, 2018
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$162.9	$73.0	$96.6
Trade accounts receivable, net	494.6	511.7	518.1
Inventories, net
Finished products	442.5	422.6	406.1
Raw materials and work-in-process	404.4	383.7	380.2
	846.9	806.3	786.3
Prepaid expenses and other current assets	85.0	83.2	78.9
Total current assets	1,589.4	1,474.2	1,479.9
Property, plant and equipment	2,090.2	2,066.2	2,066.5
Less: accumulated depreciation	(1,120.4)	(1,105.2)	(1,081.4)
Property, plant and equipment, net	969.8	961.0	985.1
Goodwill	4,496.5	4,553.4	4,527.9
Intangible assets, net	2,850.3	2,881.7	2,873.3
Investments and other assets	460.0	407.7	390.2
Total assets	$10,366.0	$10,278.0	$10,256.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$683.6	$639.8	$560.0
Current portion of long-term debt	119.3	75.5	83.5
Trade accounts payable	783.1	646.3	710.0
Other accrued liabilities	444.4	493.5	648.2
Total current liabilities	2,030.4	1,855.1	2,001.7
Long-term debt	3,843.1	4,269.8	4,052.9
Deferred taxes	701.2	667.7	706.5
Other long-term liabilities	310.7	373.4	313.1
Total liabilities	6,885.4	7,166.0	7,074.2
Shareholders’ Equity
Common stock	441.3	396.9	400.2
Common stock non-voting	1,435.9	1,335.2	1,370.4
Retained earnings	2,019.8	1,723.7	1,760.2
Accumulated other comprehensive loss	(428.3)	(354.1)	(359.9)
Non-controlling interests	11.9	10.3	11.3
Total shareholders’ equity	3,480.6	3,112.0	3,182.2
Total liabilities and shareholders’ equity	$10,366.0	$10,278.0	$10,256.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2019	2018
Operating activities
Net income	$489.3	$719.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	118.0	111.6
Stock-based compensation	30.6	21.6
Non-cash net income tax benefit (related to enactment of the U.S. Tax Act)	—	(308.2)
Fixed asset impairment charge	—	3.0
Income from unconsolidated operations	(29.2)	(23.9)
Changes in operating assets and liabilities	(139.8)	(154.5)
Dividends from unconsolidated affiliates	25.7	20.0
Net cash flow provided by operating activities	494.6	389.0
Investing activities
Acquisition of businesses	—	(4.2)
Capital expenditures (including software)	(107.1)	(112.6)
Other investing activities	2.6	3.4
Net cash flow used in investing activities	(104.5)	(113.4)
Financing activities
Short-term borrowings, net	124.4	386.1
Long-term debt borrowings	—	25.9
Long-term debt repayments	(214.6)	(588.6)
Proceeds from exercised stock options	84.6	42.1
Taxes withheld and paid on employee stock awards	(10.3)	(10.8)
Payment of contingent consideration	—	(2.5)
Common stock acquired by purchase	(76.9)	(40.0)
Dividends paid	(226.4)	(204.9)
Net cash flow used in financing activities	(319.2)	(392.7)
Effect of exchange rate changes on cash and cash equivalents	(4.6)	3.3
Increase in cash and cash equivalents	66.3	(113.8)
Cash and cash equivalents at beginning of period	96.6	186.8
Cash and cash equivalents at end of period	$162.9	$73.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2018
Balance, May 31, 2018	10.0	121.3	$1,705.3	$1,631.6	$(308.4)	$11.8	$3,040.3
Net income			—	173.5	—	—	173.5
Net income attributable to non-controlling interest			—	—	—	1.6	1.6
Other comprehensive income (loss), net of tax			—	—	(45.7)	(3.1)	(48.8)
Dividends			—	(68.4)	—	—	(68.4)
Stock-based compensation			5.5	—	—	—	5.5
Shares purchased and retired	(0.1)	—	(5.8)	(13.0)	—	—	(18.8)
Shares issued	0.5	—	27.1	—	—	—	27.1
Equal exchange	(0.5)	0.5	—	—	—	—	—
Balance, August 31, 2018	9.9	121.8	$1,732.1	$1,723.7	$(354.1)	$10.3	$3,112.0

Nine months ended August 31, 2018
Balance, November 30, 2017	10.0	121.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
Net income			—	719.4	—	—	719.4
Net income attributable to non-controlling interest			—	—	—	3.6	3.6
Other comprehensive income (loss), net of tax			—	—	(53.7)	(4.3)	(58.0)
Adoption of ASU No. 2018-02			—	20.9	(20.9)	—	—
Dividends			—	(136.7)	—	—	(136.7)
Stock-based compensation			21.6	—	—	—	21.6
Shares purchased and retired	(0.2)	(0.2)	(13.0)	(46.4)	—	—	(59.4)
Shares issued	1.0	0.1	50.6	—	—	—	50.6
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, August 31, 2018	9.9	121.8	$1,732.1	$1,723.7	$(354.1)	$10.3	$3,112.0

Three months ended August 31, 2019
Balance, May 31, 2019	9.5	123.0	$1,835.0	$1,918.6	$(382.7)	$11.7	$3,382.6
Net income			—	191.9	—	—	191.9
Net income attributable to non-controlling interest			—	—	—	0.3	0.3
Other comprehensive income (loss), net of tax			—	—	(45.6)	(0.1)	(45.7)
Dividends			—	(75.6)	—	—	(75.6)
Stock-based compensation			7.8	—	—	—	7.8
Shares purchased and retired	(0.1)	—	(3.2)	(15.1)	—	—	(18.3)

Shares issued	0.5	—	37.6	—	—	—	37.6
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, August 31, 2019	9.3	123.6	$1,877.2	$2,019.8	$(428.3)	$11.9	$3,480.6

Nine months ended August 31, 2019
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	489.3	—	—	489.3
Net income attributable to non-controlling interest			—	—	—	1.5	1.5
Other comprehensive income (loss), net of tax			—	—	(68.4)	(0.9)	(69.3)
Dividends			—	(151.1)	—	—	(151.1)
Stock-based compensation			30.6	—	—	—	30.6
Shares purchased and retired	(0.2)	(0.4)	(13.3)	(78.6)	—	—	(91.9)
Shares issued	1.4	—	89.3	—	—	—	89.3
Equal exchange	(1.5)	1.5	—	—	—	—	—
Balance, August 31, 2019	9.3	123.6	$1,877.2	$2,019.8	$(428.3)	$11.9	$3,480.6

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. We made an immaterial adjustment to the accompanying Condensed Consolidated Statement of Comprehensive Income that decreased both currency translation adjustments as well as comprehensive income by $3.1 million and $4.3 million for the three and nine months ended August 31, 2018, respectively, to conform to the presentation included in the Consolidated Statement of Comprehensive Income included in our Annual Report on Form 10-K for the year ended November 30, 2018.
The results of consolidated operations for the nine-month period ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The typical increase in net sales, net income and cash flow from operations in the second half of the year is largely due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the three and nine months ended August 31, 2019 and 2018 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $115.7 million, $125.9 million and $142.1 million at August 31, 2019, August 31, 2018 and November 30, 2018, respectively.
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

The adoption of the Revenue Recognition ASU and the Pension ASU, on a retrospective basis, impacted our previously reported results for the three and nine months ended August 31, 2018 as follows:

	Accounting Changes
	Previously Reported	Revenue Recognition (1)	Pension	Recast (1)
For the three months ended August 31, 2018:
Net sales	$1,345.3	$(27.1)	$—	$1,318.2
Cost of goods sold	750.4	44.7	0.6	795.7
Gross profit	594.9	(71.8)	(0.6)	522.5
Selling, general and administrative expense	353.0	(71.8)	2.5	283.7
Operating income	233.0	—	(3.1)	229.9
Other income, net	1.7	—	3.1	4.8

For the nine months ended August 31, 2018:
Net sales	$3,909.7	$(74.8)	$—	$3,834.9
Cost of goods sold	2,219.6	125.2	1.8	2,346.6
Gross profit	1,690.1	(200.0)	(1.8)	1,488.3
Selling, general and administrative expense	1,045.7	(200.0)	7.0	852.7
Operating income	608.4	—	(8.8)	599.6
Other income, net	4.7	—	8.8	13.5

(1)
Amounts reflected in these columns for the nine months ended August 31, 2018 have been reclassified from the corresponding amounts included in the Form 8-K that we furnished on March 11, 2019. This reclassification is a revision of the recast of previously reported historical information associated with our retrospective adoption of the Revenue Recognition ASU and Pension ASU in the first quarter of 2019, as follows: (i) decreased cost of goods sold by $4.2 million, with a resultant increase in gross profit by $4.2 million; and (ii) increased selling, general and administrative expense by $4.2 million.

We adopted the following new accounting standards in the first nine months of 2019 on a prospective basis:
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
In October 2016, the FASB issued ASU No. 2016-16 Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. This new standard was effective beginning in fiscal year 2019 and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of December 1, 2018, the first day of our fiscal year 2019. There was no cumulative-effect adjustment upon adoption. As more fully disclosed in note 8, during the nine months ended August 31, 2019, we recognized a discrete tax benefit of $16.2 million under the provisions of this standard. The on-going effect of the adoption of the standard will depend on the nature and amount of future transactions.
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)—Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the Revenue Recognition ASU. The new standard is effective for the first quarter of our fiscal year ending November 30, 2019. There was no material impact to our financial statements upon adoption.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. The ASU is effective for the first quarter of our fiscal year ending November 30, 2021, and we anticipate that it will primarily impact our credit losses recognized for trade accounts receivable. While we are currently evaluating the effect that ASU No. 2016-13 will have on our consolidated financial statements, we do not expect this guidance to have a material impact.

2.	ACQUISITIONS
In August 2017, we completed the acquisition of Reckitt Benckiser's Food Division ("RB Foods") from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion, net of acquired cash of $24.3 million. During the nine months ended August 31, 2018, we paid an additional $4.2 million associated with the final working capital adjustment.
During the three and nine months ended August 31, 2018, we incurred $5.6 million and $22.1 million, respectively, of transaction and integration expenses related to the RB Foods acquisition. Those costs consisted of outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition. The following are the transaction and integration expenses related to the RB Foods acquisition that we have recorded for the three and nine months ended August 31, 2018 (in millions):

	Three months ended August 31, 2018	Nine months ended August 31, 2018
Transaction expenses	$0.1	$0.3
Integration expenses	5.5	21.8
Total	$5.6	$22.1

3.	SPECIAL CHARGES

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

The following is a summary of special charges recognized in the three and nine months ended August 31, 2019 and 2018 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Employee severance and related benefits	$1.1	$0.6	$5.1	$1.7
Other costs	6.6	2.7	11.8	12.2
Total	$7.7	$3.3	$16.9	$13.9

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

During the three months ended August 31, 2019, we recorded $7.7 million of special charges, consisting primarily of (i) $6.0 million related to our GE initiative, including $5.5 million of third-party expenses, $0.3 million related to severance and related benefits, and $0.2 million related to other costs, and (ii) $1.3 million related to streamlining actions in our Europe, Middle East and Africa (EMEA) region.

During the nine months ended August 31, 2019, we recorded $16.9 million of special charges, consisting primarily of (i) $12.2 million related to our GE initiative, including $8.9 million of third-party expenses, $2.0 million related to severance and related benefits, and $1.3 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas and (iii) $1.9 million related to streamlining actions in EMEA.

During the three months ended August 31, 2018, we recorded $3.3 million of special charges, consisting primarily of: (i) $3.1 million related to our GE initiative, including $2.6 million related to third party expenses and $0.5 million related to employee severance and related benefits, and (ii) $0.1 million related to severance and related benefits and other costs directly associated with the relocation of our Chinese manufacturing facilities.

During the nine months ended August 31, 2018, we recorded $13.9 million of special charges, consisting primarily of: (i) $9.8 million related to our GE initiative, including $6.1 million of third party expenses, $3.0 million for a non-cash impairment charge, and $0.7 million related to severance and related benefits, (ii) a one-time payment in the aggregate amount of $2.2 million made to certain U.S. hourly employees associated with the enactment of the U.S Tax Act; (iii) $0.9 million related to severance and related benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to severance and related benefits and other costs related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility then under construction in Thailand.

The remaining balance associated with our special charges of $4.0 million as of August 31, 2019 are included in accounts payable and other accrued liabilities in our consolidated balance sheet and are expected to be paid during the remainder of fiscal year 2019.

In addition to the amounts recognized in the first nine months of 2019, we expect to incur additional special charges during the remainder of 2019. We expect total special charges in 2019 of $20.0 million, consisting principally of: (i) approximately $15.0 million associated with our GE initiative comprised of third party expenses, severance and related benefits and other costs; (ii) $2.3 million of severance and related benefits associated with streamlining actions in the Americas, and (iii) $2.2 million related to streamlining actions in EMEA.

The following is a breakdown by business segments of special charges for the three and nine months ended August 31, 2019 and 2018 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Consumer segment	$4.6	$2.2	$11.0	$8.6
Flavor solutions segment	3.1	1.1	5.9	5.3
Total special charges	$7.7	$3.3	$16.9	$13.9

4.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

During the nine months ended August 31, 2019 and 2018, we repaid $100.0 million and $180.0 million, respectively, of the three-year term loan due August 17, 2020. During the nine months ended August 31, 2019 and 2018, we repaid $106.3 million and $156.3 million, respectively, of the five-year term loan due August 17, 2022, which included required principal installments of $56.3 million in both periods. During the nine months ended August 31, 2018, we repaid the $250 million, 5.75% notes that matured on December 15, 2017.

We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument, and all derivatives are designated as hedges. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

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

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. At August 31, 2019, the notional value of these contracts was $73.8 million. We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At August 31, 2019, the notional value of these contracts was $381.5 million. During the three months ended August 31, 2019 and 2018, we recognized (losses) gains of $(5.3) million and $0.5 million, respectively, on the change in fair value of these contracts and gains (losses) of $5.2 million and $(1.1) million, respectively, on the change in the currency component of the underlying loans. During the nine months ended August 31, 2019 and 2018, we recognized losses of $(2.6) million and $(2.1) million, respectively, on the change in fair value of these contracts and gains of $2.0 million and $1.1 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts that are considered net investment hedges. As of August 31, 2019, we had notional value of cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027.

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

As of August 31, 2019, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on either of these swaps was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, or noncurrent other assets, other accrued liabilities or other long-term liabilities depending upon their nature and maturity.
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Investments and other assets	$350.0	$28.2	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	104.7	2.2	Other accrued liabilities	350.6	4.6
Cross currency contracts	Investments and other assets	236.4	14.0	Other long-term liabilities	243.9	13.4
Total			$44.4			$18.0

As of August 31, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.0
Foreign exchange contracts	Other current assets	175.8	2.1	Other accrued liabilities	254.6	5.7
Total			$2.1			$11.7

As of November 30, 2018	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.4
Foreign exchange contracts	Other current assets	199.5	4.4	Other accrued liabilities	295.4	6.4
Total			$4.4			$12.8

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the three and nine-month periods ended August 31, 2019 and 2018 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2019	Three months ended August 31, 2018	Nine months ended August 31, 2019	Nine months ended August 31, 2018
Interest rate contracts	Interest expense	$—	$(0.1)	$(0.3)	$0.1

Three months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2019	2018	Hedged item		2019	2018
Foreign exchange contracts	Other income, net	$(5.3)	$0.5	Intercompany loans	Other income, net	$5.2	$(1.1)

Nine months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2019	2018	Hedged item		2019	2018
Foreign exchange contracts	Other income, net	$(2.6)	$(2.1)	Intercompany loans	Other income, net	$2.0	$1.1

Cash Flow Hedges
Three months ended August 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2019	2018		2019	2018
Interest rate contracts	$—	$—	Interest expense	$0.2	$0.2
Foreign exchange contracts	(0.3)	0.1	Cost of goods sold	0.5	(0.8)
Total	$(0.3)	$0.1		$0.7	$(0.6)

Nine months ended August 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2019	2018		2019	2018
Interest rate contracts	$—	$—	Interest expense	$0.4	$0.4
Foreign exchange contracts	0.3	0.9	Cost of goods sold	0.9	(3.5)
Total	$0.3	$0.9		$1.3	$(3.1)

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $1.5 million as an increase to earnings.

Net Investment Hedges
Three months ended August 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2019	2018		2019	2018
Cross currency contracts	$3.0	$—	Interest expense	$1.7	$—

Nine months ended August 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2019	2018		2019	2018
Cross currency contracts	$0.3	$—	Interest expense	$3.8	$—

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
At August 31, 2019, August 31, 2018 and November 30, 2018, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$162.9	$162.9	$—
Insurance contracts	117.2	—	117.2
Bonds and other long-term investments	4.3	4.3	—
Interest rate derivatives	28.2	—	28.2
Foreign currency derivatives	2.2	—	2.2
Cross currency contracts	14.0	—	14.0
Total	$328.8	$167.2	$161.6
Liabilities
Foreign currency derivatives	$4.6	$—	$4.6
Cross currency contracts	13.4	—	13.4
Total	$18.0	$—	$18.0

		August 31, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$73.0	$73.0	$—
Insurance contracts	123.7	—	123.7
Bonds and other long-term investments	4.4	4.4	—
Foreign currency derivatives	2.1	—	2.1
Total	$203.2	$77.4	$125.8
Liabilities
Foreign currency derivatives	$5.7	$—	$5.7
Interest rate derivatives	6.0	—	6.0
Total	$11.7	$—	$11.7

		November 30, 2018
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$96.6	$96.6	$—
Insurance contracts	118.0	—	118.0
Bonds and other long-term investments	2.8	2.8	—
Foreign currency derivatives	4.4	—	4.4
Total	$221.8	$99.4	$122.4
Liabilities
Foreign currency derivatives	$6.4	$—	$6.4
Interest rate derivatives	6.4	—	6.4
Total	$12.8	$—	$12.8

Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar-type assets. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate and foreign currency derivatives are based on values for similar instruments using models with market-based inputs.
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at August 31, 2019, August 31, 2018 and November 30, 2018 (in millions):

	August 31, 2019	August 31, 2018	November 30, 2018
Carrying amount	$3,962.4	$4,345.3	$4,136.4
Fair value	4,153.7	4,294.5	4,039.4

Level 1 valuation techniques	$3,475.0	$3,218.0	$3,172.7
Level 2 valuation techniques	678.7	1,076.5	866.7
Total fair value	$4,153.7	$4,294.5	$4,039.4

The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

6.	EMPLOYEE BENEFIT AND RETIREMENT PLANS

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

As a result of this change, we remeasured pension assets and benefit obligations as of the date of the approval (December 1, 2017) and we reduced the Canadian plan benefit obligations by $17.5 million. This remeasurement resulted in non-cash, pre-tax net actuarial gains of $17.5 million for the nine months ended August 31, 2018. This net actuarial gain consists principally of a curtailment gain of $18.0 million and is included in our consolidated statement of comprehensive income for the nine months ended August 31, 2018, as a component of Other comprehensive income (loss) on the line entitled Unrealized components of pension plans. Deferred taxes associated with these actuarial gains, together with other unrealized components of pension plans recognized during the nine months ended August 31, 2018, is also included in that statement as a component of Other comprehensive income (loss).

The following table presents the components of our pension (income) expense of the defined benefit plans for the three months ended August 31, 2019 and 2018 (in millions):

	United States		International
	2019	2018	2019	2018
Defined benefit plans
Service cost	$0.5	$4.4	$0.9	$1.0
Interest costs	8.6	8.0	2.3	2.2
Expected return on plan assets	(10.6)	(10.8)	(4.0)	(4.0)
Amortization of prior service costs	0.1	—	—	—
Amortization of net actuarial losses	0.6	2.4	0.3	0.7
Total pension (income) expense	$(0.8)	$4.0	$(0.5)	$(0.1)

The following table presents the components of our pension (income) expense of the defined benefit plans for the nine months ended August 31, 2019 and 2018 (in millions):

	United States		International
	2019	2018	2019	2018
Defined benefit plans
Service cost	$1.5	$13.1	$2.7	$3.2
Interest costs	25.8	23.8	7.1	6.9
Expected return on plan assets	(31.8)	(32.4)	(12.3)	(12.4)
Amortization of prior service costs	0.3	—	0.1	0.5
Amortization of net actuarial losses	1.8	7.4	0.9	2.1
Total pension (income) expense	$(2.4)	$11.9	$(1.5)	$0.3

During the nine months ended August 31, 2019 and 2018, we contributed $8.9 million and $12.0 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2018 were $13.5 million.
The following table presents the components of our other postretirement benefits (income) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Other postretirement benefits
Service cost	$0.5	$0.6	$1.5	$1.8
Interest costs	0.7	0.6	2.0	1.8
Amortization of prior service credits	(2.2)	(2.2)	(6.5)	(6.5)
Amortization of net actuarial gains	(0.1)	—	(0.5)	—
Total other postretirement benefits (income) expense	$(1.1)	$(1.0)	$(3.5)	$(2.9)

In conjunction with our adoption of the Pension ASU, all of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(4.3) million and $(3.1) million for the three months ended August 31, 2019 and 2018, respectively, and $(13.1) million and $(8.8) million for the nine months ended August 31, 2019 and 2018, respectively.

7.	STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
Stock-based compensation expense	$7.8	$5.5	$30.6	$21.6

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

	2019	2018
Risk-free interest rates	2.2 - 2.5%	1.7 - 2.9%
Dividend yield	1.5%	2.0%
Expected volatility	17.4%	18.4%
Expected lives (in years)	7.5	7.6

The following is a summary of our stock option activity for the nine months ended August 31, 2019 and 2018:

	2019		2018
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	3.6	$82.60	4.8	$71.91
Granted	0.3	147.39	0.4	105.95
Exercised	(1.2)	70.78	(0.9)	51.82
Outstanding at end of the period	2.7	$95.50	4.3	$79.31
Exercisable at end of the period	2.0	$86.08	3.4	$73.52
As of August 31, 2019, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $181.2 million and for options currently exercisable was $153.5 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2019 and 2018 was $102.8 million and $56.9 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2019 and 2018:

	2019		2018
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	423	$103.05	267	$86.47
Granted	129	143.15	201	101.17
Vested	(134)	96.74	(117)	88.35
Forfeited	(9)	112.10	(6)	95.68
Outstanding at end of period	409	$117.51	345	$94.21

The following is a summary of our LTPP activity for the nine months ended August 31, 2019 and 2018:

	2019		2018
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	218	$83.55	220	$84.31
Granted	102	150.51	86	101.90
Vested	(57)	86.40	(59)	74.02
Forfeited	—	—	(2)	96.74
Outstanding at end of period	263	$117.14	245	$92.87

8.	INCOME TAXES
Income taxes for the three months ended August 31, 2019 included $15.5 million of discrete tax benefits consisting principally of the following: (i) $8.3 million of excess tax benefits associated with share-based compensation, (ii) $2.4 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions, (iii) $2.5 million related to the revaluation of deferred tax liabilities resulting from enacted legislation and (iv) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act, described below. Income taxes for the nine months ended August 31, 2019 included $44.4 million of discrete tax benefits consisting principally of the following: (i) $21.2 million of excess tax benefits associated with share-based compensation, (ii) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter under the provisions of ASU No. 2016-16, which was adopted on December 1, 2018, (iii) $2.6 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions, (iv) $2.1 million related to the revaluation of deferred tax liabilities resulting from enacted legislation and (v) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act, described below.
Income taxes for the three months ended August 31, 2018 included $20.6 million of discrete tax benefits consisting of the following: (i) $10.3 million net benefit associated with the U.S. Tax Act, described below, (ii) $7.9 million of excess tax benefits associated with share-based compensation, (iii) $2.0 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in U.S. and non-U.S. jurisdictions, and (iv) $1.4 million for an adjustment to a prior year tax accrual based on the final return filed, less a net detriment of $1.0 million associated with other items. Income taxes for the nine months ended August 31, 2018 included $326.0 million of discrete tax benefits consisting of the following: (i) $308.2 million net benefit associated with the U.S. Tax Act, described below, (ii) $12.4 million of excess tax benefits associated with share-based compensation, (iii) $5.5 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in non-U.S. jurisdictions, and (iv) $1.4 million for an adjustment to a prior year tax accrual based on the final return filed, less a net detriment of $1.5 million, including $0.5 million related to the revaluation of deferred tax assets resulting from legislation enacted in a non-U.S. jurisdiction in our first quarter.
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
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provided a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740 Income Taxes. As more fully described in note 12 of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, we recognized a $301.5 million income tax benefit, net, associated with the U.S. Tax Act during the year ended November 30, 2018. The net tax benefit related to the U.S. Tax Act was provisional and changed during the measurement period, which ended in the quarter ended November 30, 2018, as a result of, among other things, changes in interpretations and assumptions we made, guidance issued and other actions taken as a result of the U.S. Tax Act different from that previously assumed. During the third quarter of 2018, we recognized a tax benefit of $10.3 million as a change in the estimate to the $297.9 million provisional net benefit recognized in the first quarter of 2018 related to the U.S. Tax Act, as described below. We also recorded a net income tax benefit of $1.5 million in the three and nine months ended August 31, 2019 associated with a provision-to-return adjustment related to the U.S Tax Act.
Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. As of August 31, 2018, we estimated that the revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by $381.4 million and we reflected that amount as a reduction in our income tax expense for the nine months ended August 31, 2018. The U.S. Tax Act imposed a one-time transition tax on post-1986 earnings of non-U.S. affiliates that had not been repatriated for purposes of U.S.

federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. As of August 31, 2018, we estimated this transition tax to be $72.3 million. In addition to this transition tax, we incurred additional foreign withholding taxes of $5.2 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that are no longer considered indefinitely reinvested and were subsequently distributed as well as a $4.3 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax that we have recognized as a component of our income tax expense for the nine months ended August 31, 2018, for a net transition tax impact of $73.2 million.

Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three and nine months ended August 31, 2019.

As of August 31, 2019, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.	EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Average shares outstanding – basic	132.8	131.6	132.5	131.4
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.4	1.6	1.5	1.6
Average shares outstanding – diluted	134.2	133.2	134.0	133.0

The following table sets forth the stock options and RSUs for the three and nine months ended August 31, 2019 and 2018 that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Anti-dilutive securities	0.2	0.3	0.1	0.4

The following table sets forth the common stock activity for the three and nine months ended August 31, 2019 and 2018 (in millions):

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.5	0.5	1.3	1.0
Shares repurchased under the stock repurchase program	0.1	0.1	0.5	0.4

As of August 31, 2019, $50.1 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	August 31, 2019	August 31, 2018	November 30, 2018
Foreign currency translation adjustment	$(308.2)	$(197.3)	$(241.6)
Unrealized loss on foreign currency exchange contracts	(0.8)	(1.5)	(1.1)
Unamortized value of settled interest rate swaps	0.4	0.8	0.6
Pension and other postretirement costs	(119.7)	(156.1)	(117.8)
Accumulated other comprehensive loss	$(428.3)	$(354.1)	$(359.9)

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

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three and nine months ended August 31, 2019 and 2018 (in millions):

	Three months ended		Nine months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.2)	$(0.2)	$(0.4)	$(0.4)	Interest expense
Foreign exchange contracts	(0.5)	0.8	(0.9)	3.5	Cost of goods sold
Total before tax	(0.7)	0.6	(1.3)	3.1
Tax effect	0.1	(0.1)	0.3	(0.6)	Income taxes
Net, after tax	$(0.6)	$0.5	$(1.0)	$2.5

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(2.1)	$(2.2)	$(6.1)	$(6.0)	Other income, net
Amortization of net actuarial losses (1)	0.8	3.1	2.2	9.5	Other income, net
Total before tax	(1.3)	0.9	(3.9)	3.5
Tax effect	0.3	(0.2)	0.9	(0.8)	Income taxes
Net, after tax	$(1.0)	$0.7	$(3.0)	$2.7

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2019
Net sales	$794.2	$535.0	$1,329.2
Operating income excluding special charges	176.5	84.7	261.2
Income from unconsolidated operations	7.3	2.3	9.6

Three months ended August 31, 2018
Net sales	$772.4	$545.8	$1,318.2
Operating income excluding special charges and transaction and integration expenses	152.0	86.8	238.8
Income from unconsolidated operations	7.7	0.7	8.4

Nine months ended August 31, 2019
Net sales	$2,303.2	$1,559.4	$3,862.6
Operating income excluding special charges	449.6	225.8	675.4
Income from unconsolidated operations	22.7	6.5	29.2

Nine months ended August 31, 2018
Net sales	$2,285.8	$1,549.1	$3,834.9
Operating income excluding special charges and transaction and integration expenses	411.6	224.0	635.6
Income from unconsolidated operations	20.8	3.1	23.9

A reconciliation of operating income excluding special charges and, for the three and nine months ended August 31, 2018, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2019
Operating income excluding special charges	$176.5	$84.7	$261.2
Less: Special charges	4.6	3.1	7.7
Operating income	$171.9	$81.6	$253.5

Three months ended August 31, 2018
Operating income excluding special charges and transaction and integration expenses	$152.0	$86.8	$238.8
Less: Special charges	2.2	1.1	3.3
Less: Transaction and integration expenses	3.8	1.8	5.6
Operating income	$146.0	$83.9	$229.9

Nine months ended August 31, 2019
Operating income excluding special charges	$449.6	$225.8	$675.4
Less: Special charges	11.0	5.9	16.9
Operating income	$438.6	$219.9	$658.5

Nine months ended August 31, 2018
Operating income excluding special charges and transaction and integration expenses	$411.6	$224.0	$635.6
Less: Special charges	8.6	5.3	13.9
Less: Transaction and integration expenses	14.8	7.3	22.1
Operating income	$388.2	$211.4	$599.6

The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2019 and 2018 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended August 31, 2019	$931.3	$234.5	$163.4	$1,329.2
Three months ended August 31, 2018	918.5	244.2	155.5	1,318.2

Nine months ended August 31, 2019	2,634.4	726.7	501.5	3,862.6
Nine months ended August 31, 2018	2,573.4	755.8	505.7	3,834.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are making investments to build the McCormick of the future, including in our Global Enablement organization to transform McCormick through globally aligned, innovative services to enable growth. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. In 2019, we have progressed in our ERP replacement program and as such have accelerated our multi-year ERP replacement program to accelerate the transformation of our ways of working. We expect this acceleration to enable us to realize the benefits of a scalable platform for growth sooner than our earlier plan. We expect that, in total over the course of the ERP replacement program from late 2018 through 2021, we will invest from $90 million to $120 million in capital spending and from $60 million to $80 million in program expenses to enable the anticipated completion of the global roll out of the information systems technology in 2021.
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
2019 Outlook
We project another year of strong financial performance in 2019. As more fully disclosed in note 1 of notes to the accompanying financial statements, we adopted two new accounting standards relating to revenue recognition and income statement classification of the components of pension and other postretirement benefits expenses at the beginning of fiscal 2019. We applied those new accounting standards on a retrospective basis.  Our 2019 outlook is calculated from a 2018 base that has been recast for the impacts of adopting those new accounting standards on a retrospective basis. In 2019, we expect to grow sales 1% to 2%, including an estimated 2% unfavorable impact from currency rates, or 3% to 4% on a constant currency basis. That anticipated 2019 sales growth is primarily driven by higher volume and product mix, with some impact of pricing to offset anticipated cost increases, and consists entirely of organic growth as we do not anticipate an incremental sales impact from acquisitions in 2019. We expect our 2019 gross profit margin to be 50 to 75 basis points higher in 2019 than in 2018, in part driven by our CCI-led cost savings.

In 2019, we expect an increase in operating income of 8% to 9%, which includes an estimated 2% unfavorable impact from currency rates. That increase in operating income reflects the impact of special charges, estimated at $20 million in 2019 compared to $16.3 million in 2018, and the absence of $22.5 million of transaction and integration expenses incurred in 2018. Excluding special charges and, in 2018, transaction and integration expenses, we expect 2019’s adjusted operating income to increase 6% to 7%, which includes an estimated 2% unfavorable impact from currency rates, or 8% to 9% on a constant currency basis. Our CCI-led cost savings target in 2019 is approximately $110 million. In 2019, we expect to support our sales growth with a brand marketing investment comparable with the 2018 level.

Our underlying effective tax rate is projected to be higher in 2019 than in 2018 as the U.S. Tax Act was not fully effective for us, as a non-calendar year end company, in 2018. Absent the impact of discrete tax items, we estimate our underlying tax rate to be approximately 24% in 2019. Including the impact of discrete tax items, we estimate that our consolidated effective tax rate will approximate 20% in fiscal 2019. In 2018, we recognized a net non-recurring tax benefit of $301.5 million upon the enactment of the U.S. Tax Act. Excluding that benefit and taxes associated with special charges and transaction and integration expenses, our adjusted effective tax rate was approximately 19.6% in 2018. We expect our adjusted effective tax rate in 2019 to approximate the estimated 20% effective tax rate under accounting principles generally accepted in the U.S. (GAAP).

Diluted earnings per share was $7.00 in 2018. Diluted earnings per share for 2019 are projected to range from $5.20 to $5.25. Excluding the per share impact of the non-recurring benefit from the U.S. Tax Act of $2.26, special charges of $0.10 and transaction and integration expenses of $0.13 in 2018, adjusted diluted earnings per share was $4.97 in 2018. Adjusted diluted earnings per share (excluding an estimated $0.11 per share impact from special charges and an estimated $0.01 per share non-recurring benefit from the U.S. Tax Act) are projected to be $5.30 to $5.35 in 2019. We expect adjusted diluted earnings per share in 2019 to grow 7% to 8%, which includes a 2% unfavorable impact from currency rates, or to grow 9% to 10% in constant currency over adjusted diluted earnings per share of $4.97 in 2018. We expect this growth rate to be mainly driven by increased adjusted operating income which we expect to be partially offset by a higher adjusted effective tax rate in 2019.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Net sales	$1,329.2	$1,318.2	$3,862.6	$3,834.9
Percent increase	0.8%	13.6%	0.7%	17.3%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	2.1%	3.4%	2.7%	2.5%
Pricing actions	0.1%	0.5%	0.3%	0.5%
Acquisitions	—%	9.8%	—%	11.9%
Foreign exchange	(1.4)%	(0.1)%	(2.3)%	2.4%
Gross profit	$539.9	$522.5	$1,515.3	$1,488.3
Gross profit margin	40.6%	39.6%	39.2%	38.8%

Sales for the third quarter of 2019 increased by 0.8% from the prior year level and by 2.2% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Favorable volume and product mix increased sales by 2.1% while pricing actions added 0.1% to sales. Net sales growth was driven by increased volume and product mix in our consumer segment. Sales were impacted by unfavorable foreign currency rates that reduced net sales 1.4% compared to the year-ago quarter and is excluded from our measure of sales growth of 2.2% on a constant currency basis.

Sales for the nine months ended August 31, 2019 increased by 0.7% from the prior year level and increased by 3.0% on a constant currency basis. Favorable volume and product mix increased sales by 2.7% while pricing actions added 0.3% to sales. Sales were impacted by unfavorable foreign currency rates that reduced sales by 2.3% as compared to the same period in 2018 and is excluded from our measure of sales growth of 3.0% on a constant currency basis.

Gross profit for the third quarter of 2019 increased by $17.4 million, or 3.3%, over the comparable period in 2018. Gross profit for the nine months ended August 31, 2019 increased by $27.0 million, or 1.8% over the comparable period in 2018.
Our gross profit margins for the three and nine months ended August 31, 2019 were 40.6% and 39.2%, respectively, an increase of 100 basis points and 40 basis points, respectively, from the same periods in 2018. As a percent of sales, the gross margin impact of CCI-led cost savings and favorable product mix were offset, in part, by higher conversion costs in the quarter-to-date period. The gross margin expansion for the nine months ended August 31, 2019 was primarily attributable to the impact of CCI-led cost savings which were partially offset by higher conversion costs, as compared to the 2018 period.

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Selling, general & administrative expense (SG&A)	$278.7	$283.7	$839.9	$852.7
Percent of net sales	20.9%	21.5%	21.7%	22.2%

SG&A decreased by $5.0 million in the third quarter of 2019 compared to the 2018 level, as CCI-led cost savings and a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard were partially offset by investments associated with the implementation of a global ERP platform in support of our GE business transformation initiative, increased brand marketing and higher share-based compensation expense. SG&A as a percent of net sales declined by 60 basis points from the prior year level.

SG&A decreased by $12.8 million in the nine months ended August 31, 2019 compared to the 2018 level, primarily as a result of CCI-led cost savings, lower brand marketing and a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard, partially offset by investments associated with the implementation of a global ERP platform in support of our GE business transformation initiative and higher share-based compensation expense. SG&A as a percent of net sales for the nine months ended August 31, 2019 declined by 50 basis points from the prior year level.

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	Aug 31, 2019	Aug 31, 2018
Total special charges	$7.7	$3.3	$16.9	$13.9

During the three months ended August 31, 2019, we recorded $7.7 million of special charges, consisting primarily of (i) $6.0 million related to our GE initiative, including $5.5 million of third-party expenses, $0.3 million of severance and related benefits, and $0.2 million of other related costs and (ii) $1.3 million related to streamlining actions in our EMEA region.

During the nine months ended August 31, 2019, we recorded $16.9 million of special charges, consisting primarily of (i) $12.2 million costs related to our GE initiative, including $8.9 million of third-party expenses, $2.0 million related to severance and related benefits, and $1.3 million related to other costs; (ii) $2.3 million of severance and related benefits associated with streamlining actions in the Americas; and (iii) $1.9 million related to streamlining actions in our EMEA region.

During the three months ended August 31, 2018, we recorded $3.3 million of special charges, consisting primarily of $3.1 million related to our GE initiative, consisting of $2.6 million of third party expenses and $0.5 million of severance and related benefits.

During the nine months ended August 31, 2018, we recorded $13.9 million of special charges, consisting primarily of: (i) $9.8 million related to our GE initiative, consisting of third party expenses of $6.1 million, severance and related benefits of $0.7 million and a non-cash asset impairment charge of $3.0 million, which related to the write-off of certain software assets that were incompatible with the future move to our global ERP platform; (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $0.9 million related to severance and related benefits as well as other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $0.7 million related to severance and related benefits and other costs directly related to the transfer of certain manufacturing operations in our Asia Pacific region to a new facility then under construction in Thailand.

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Transaction and integration expenses	$—	$5.6	$—	$22.1

Transaction and integration expenses related to the RB Foods acquisition totaled $22.5 million for the year ended November 30, 2018. These costs primarily consisted of outside advisory, service and consulting costs; employee-related costs, and other costs related to the acquisition. We incurred $5.6 million and $22.1 million of transaction and integration expenses in the three and nine months ended August 31, 2018, respectively.

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Interest expense	$41.3	$44.7	$126.7	$130.7
Other income, net	6.9	4.8	19.3	13.5

Interest expense decreased by $3.4 million in the third quarter of 2019, compared to the same period in 2018, due primarily to the favorable impact of cross-currency interest rate swap contracts that we entered into in 2019 and a decline in average total borrowings. Interest expense was $4.0 million lower for the nine months ended August 31, 2019 than the prior year level primarily due to the favorable effects of the cross-currency interest rate swap contracts previously noted as well as to a decline in average total borrowings. Other income, net for the three and nine months ended August 31, 2019 increased by $2.1 million and $5.8 million, respectively, from the 2018 levels due principally to higher non-service cost income associated with our pension and postretirement benefit plans as well as to higher interest income in the three and nine months ended August 31, 2019, each as compared to the corresponding 2018 periods.

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Income from consolidated operations before income taxes	$219.1	$190.0	$551.1	$482.4
Income tax expense (benefit)	36.8	24.9	91.0	(213.1)
Effective tax rate	16.8%	13.1%	16.5%	(44.2)%
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
Income taxes for the three months ended August 31, 2019 included $15.5 million of discrete tax benefits consisting principally of  the following: (i) $8.3 million of excess tax benefits associated with share-based compensation; (ii) $2.4 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions; (iii) $2.5 million related to the revaluation of deferred tax liabilities resulting from legislation enacted in a non-U.S. jurisdiction; and (iv) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act, described below. Income taxes for the nine months ended August 31, 2019 included $44.4 million of discrete tax benefits consisting principally of the following: (i) $21.2 million of excess tax benefits associated with share-based compensation; (ii) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter under the provisions of ASU No. 2016-16, which was adopted on December 1, 2018; (iii) $2.6 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions; (iv) $2.1 million related to the revaluation of deferred tax liabilities resulting from legislation enacted in a non-U.S. jurisdiction; and (v) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act, described below.
Income tax expense for the quarter ended August 31, 2018 included net discrete tax benefits of $20.6 million, including the $10.3 million tax benefit associated with the change in estimate related to the net benefit of the U.S. Tax Act and $7.9 million of excess tax benefits associated with share-based compensation. Income tax expense for the nine months ended August 31, 2018 included net discrete tax benefits of $326.0 million, including the $308.2 million net benefit of the U.S. Tax Act and $12.4 million of excess tax benefits associated with share-based compensation.
As more fully described in note 8 of notes to the accompanying financial statements, the U.S. Tax Act was enacted in December 2017. The U.S. Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in calendar year 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries. Under GAAP (specifically, ASC Topic 740 Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $308.2 million associated with the U.S. Tax Act during the nine months ended August 31, 2018. This amount included a $381.4 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $73.2 million.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provided a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow registrants sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As more fully disclosed in note 8 of notes to the accompanying financial statements, the $308.2 million net benefit recognized during the first nine months of 2018 related to the U.S. Tax Act was provisional and changed during the measurement period, which ended during the quarter ended November 30, 2018, as a result of, among other things, changes in interpretations and assumptions we made, guidance issued and other actions taken as a result of the U.S. Tax Act different from those previously assumed. As more fully described in note 12 of notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, we recognized a $301.5 million income tax benefit, net, associated with the U.S. Tax Act during the fiscal year ended 2018. During the three and nine months ended August 31, 2019, we recorded an additional net benefit of $1.5 million associated with the U.S. Tax Act as part of the adjustment of our fiscal 2018 year-end tax provision to the associated tax return filed in 2019.

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Income from unconsolidated operations	$9.6	$8.4	$29.2	$23.9

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $1.2 million and $5.3 million for the three and nine months ended August 31, 2019, respectively, as compared to the year-ago periods. The increase for the quarter ended August 31, 2019 was primarily attributable to eliminating a lower level of earnings of our non-controlling interests as compared to the 2018 quarter.  The increase for the nine months ended August 31, 2019 was attributable to higher earnings of our unconsolidated affiliates, primarily our largest joint venture, McCormick de Mexico, as well as the impact of eliminating a lower level of earnings of our non-controlling interests, both as compared to the corresponding 2018 periods.
The following table outlines the major components of the change in diluted earnings per share from 2018 to 2019:

	Three months ended August 31,	Nine months ended August 31,
2018 Earnings per share – diluted	$1.30	$5.41
Increase in operating income	0.13	0.24
Impact of net discrete tax benefit recognized as a result of the U.S. Tax Act	(0.07)	(2.31)
Increase in special charges, net of taxes	(0.02)	(0.02)
Decrease in transaction and integration expenses attributable to RB Foods acquisition, net of taxes	0.04	0.13
Decrease in interest expense	0.02	0.02
Increase in other income	0.01	0.04
Increase in unconsolidated income	0.01	0.04
Other impact of income taxes	0.02	0.13
Impact of higher shares outstanding	(0.01)	(0.03)
2019 Earnings per share – diluted	$1.43	$3.65

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

CONSUMER SEGMENT

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(in millions)
Net sales	$794.2	$772.4	$2,303.2	$2,285.8
Percent increase	2.8%	13.3%	0.8%	17.6%
Segment operating income	$176.5	$152.0	$449.6	$411.6
Segment operating income margin	22.2%	19.7%	19.5%	18.0%
In the third quarter of 2019, sales of our consumer segment increased 2.8% as compared to the third quarter of 2018 and rose by 4.0% on a constant currency basis. Favorable volume and product mix increased sales by 4.0% in the third quarter of 2019 as compared to the same period last year. Sales in the quarter reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 1.2% compared to the year-ago quarter and is excluded from our measure of sales growth of 4.0% on a constant currency basis.
In the Americas, consumer sales rose 3.5% in the third quarter of 2019 as compared to the third quarter of 2018 and rose by 3.6% on a constant currency basis. For the third quarter of 2019, favorable volume and product mix increased sales for the quarter by 4.0%, as compared to the corresponding period in 2018, driven by new product growth, strong brand marketing, and category management. These improvements were partially offset by pricing actions that decreased sales by 0.4%. The unfavorable impact of foreign currency rates reduced sales by 0.1% in the quarter and is excluded from our measure of sales growth of 3.6% on a constant currency basis.
In the EMEA region, consumer sales decreased 5.6% in the third quarter of 2019 as compared to the third quarter of 2018 and declined by 2.0% on a constant currency basis. Sales were negatively impacted by unfavorable volume and product mix during the quarter that decreased sales by 1.1%, due in part to unusually warm weather across Europe, which we believe unfavorably impacted consumption, and lower sales of private label products. Pricing actions, which include the impact of payments to our customers for trade promotional activities, decreased sales by 0.9%. During the third quarter of 2019, an unfavorable impact from foreign currency rates decreased sales by 3.6% compared to the year-ago period and is excluded from our measure of sales decline of 2.0% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 10.9% in the third quarter of 2019 and rose by 14.9% on a constant currency basis. For the third quarter of 2019, favorable volume and product mix increased sales for the quarter by 11.6%, which was favorably impacted by the earlier timing of a China national holiday. Pricing actions also increased sales by 3.3%. An unfavorable impact from foreign currency rates, which decreased sales by 4.0% compared to the third quarter of 2018, is excluded from our measure of sales growth of 14.9% on a constant currency basis.
For the nine months ended August 31, 2019, our consumer segment sales increased 0.8% compared to the nine months ended August 31, 2018 and increased by 3.0% on a constant currency basis. Pricing actions and improved volume and product mix added 0.2% and 2.8%, respectively, both in comparison to the prior year levels. An unfavorable impact from foreign currency rates decreased sales by 2.2% compared to the prior year and is excluded from our measure of sales growth of 3.0% on a constant currency basis.
Segment operating income for our consumer segment increased by $24.5 million, or 16.1%, in the third quarter of 2019 as compared to the third quarter of 2018. The increase in segment operating income was due to higher sales and CCI-led cost savings. On a constant currency basis, segment operating income for our consumer segment rose by 16.6% in the third quarter of 2019 in comparison to the same period in 2018. Segment operating margin for our consumer segment improved by 250 basis points from the third quarter of 2018 to 22.2% in the third quarter of 2019, as a result of improvement in gross margin percent and the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in the third quarter of 2019, both as compared to the third quarter of 2018.
Segment operating income for our consumer segment increased by $38.0 million, or 9.2%, for the nine months ended August 31, 2019 as compared to the same period in 2018. The increase in segment operating income was due to CCI-led cost savings and a reduction in advertising and promotion expense as compared to the 2018 period. On a constant currency basis, segment operating income for our consumer segment rose by 10.8% in the nine months ended August 31, 2019 in comparison to the same period in 2018. Segment operating margin for our consumer segment rose by 150 basis points in the first nine months of 2019 to 19.5%, driven by an improvement in gross margin percent, the previously noted CCI-led cost savings and a reduction in advertising and promotion expense, each as compared to the corresponding 2018 period.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Nine months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018

Net sales	$535.0	$545.8	$1,559.4	$1,549.1
Percent (decrease) increase	(2.0)%	14.0%	0.7%	17.0%
Segment operating income	$84.7	$86.8	$225.8	$224.0
Segment operating income margin	15.8%	15.9%	14.5%	14.5%
In the third quarter of 2019, sales of our flavor solutions segment decreased by 2.0% as compared to the third quarter of 2018 and decreased by 0.4% on a constant currency basis. Unfavorable volume and product mix reduced segment sales by 0.6% as compared to the third quarter of 2019 while pricing actions during the period increased sales by 0.2%. An unfavorable impact from foreign currency rates decreased flavor solutions segment sales by 1.6% compared to the year-ago quarter and is excluded from our measure of sales decline of 0.4% on a constant currency basis.
In the Americas, flavor solutions sales decreased by 1.7% during the third quarter of 2019 from the prior year level on both an actual and constant currency basis. Unfavorable volume and product mix reduced flavor solutions sales in the Americas by 1.6% during the third quarter of 2019, driven primarily by the timing of customer activities, including promotional activities and new product launches, which were more favorable in the third quarter of fiscal 2018 than in the third quarter of fiscal 2019. In addition, sales were impacted by the segment's warehouse expansion activities during the third quarter, which constrained our sales growth in the period. Pricing actions during the quarter ended August 31, 2019 also reduced sales by 0.1% as compared to the prior year period.
In the EMEA region, flavor solutions sales in the third quarter of 2019 decreased by 2.0% from the prior year level but increased by 4.3% on a constant currency basis. Improved volume and product mix increased segment sales by 2.8% as compared to the corresponding period in 2018. The growth was attributable to both the base business and new products. In addition, pricing actions increased sales by 1.5% in the third quarter of 2019 over the prior period level. An unfavorable impact from foreign currency rates decreased sales by 6.3% compared to the third quarter of 2018 and is excluded from our measure of sales growth of 4.3% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 3.9% in the third quarter of 2019 from the prior year level and decreased 0.9% on a constant currency basis. Unfavorable volume and product mix, which included the unfavorable timing of customers' promotional activities and the exit of certain low margin business, decreased sales by 0.7% and pricing actions decreased sales by 0.2%, both as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 3.0% compared to the third quarter of 2018 and is excluded from our measure of sales decline of 0.9% on a constant currency basis.
For the nine months ended August 31, 2019, flavor solutions segment sales increased 0.7%, as compared to the prior year, and increased by 3.2% on a constant currency basis. Flavor solutions segment sales rose in the first nine months of 2019 due to favorable volume and product mix that increased sales by 2.7%. Pricing actions also increased sales by 0.5% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 2.5% from the 2018 levels and is excluded from our measure of sales growth of 3.2% on a constant currency basis.
Segment operating income for our flavor solutions segment decreased by $2.1 million, or 2.4%, in the third quarter of 2019 as compared to the third quarter of 2018. The decrease in segment operating income was driven by lower sales. On a constant currency basis, segment operating income for our flavor solutions segment declined by 0.8% in the third quarter of 2019 as compared to the same period in 2018. Segment operating margin for our flavor solutions segment declined by 10 basis points to 15.8% in the third quarter of 2019, as a decrease in gross margin percent was partially offset by reduced SG&A costs as a percentage of net sales.
Segment operating income for our flavor solutions segment increased by $1.8 million, or 0.8%, for the nine months ended August 31, 2019 as compared to the same period of 2018. The increase in segment operating income was driven by higher sales. On a constant currency basis, segment operating income for our flavor solutions segment rose by 3.3% in the nine months ended August 31, 2019, in comparison to the same period in 2018. Segment operating margin of 14.5% for our flavor solutions segment was flat in the first nine months of 2019 as compared to the prior year period, as a decrease in gross margin percent was offset by lower SG&A costs as a percentage of net sales.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2019	August 31, 2018	November 30, 2018
Forward foreign currency:
Notional value	$455.3	$430.4	$494.9
Unrealized net gain (loss)	(2.4)	(3.6)	(2.0)
Cross currency swaps:
Notional value	480.3	—	—
Unrealized net gain (loss)	0.6	—	—
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	August 31, 2019	August 31, 2018	November 30, 2018
Notional value	$350.0	$100.0	$100.0
Unrealized net gain (loss)	28.2	(6.0)	(6.4)
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of August 31, 2019, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2018, other than the cross currency swap that we entered into during the first quarter of 2019 as described in note 4 of notes to the accompanying financial statements.

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

•
Income taxes associated with the U.S. Tax Act – In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net income tax benefit of $10.3 million and $308.2 million during the three and nine months ended August 31, 2018, which included the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries. We recorded an additional net income tax benefit of $1.5 million during the three and nine months ended August 31, 2019 associated with a U.S Tax Act related provision to return adjustment.

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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2018	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2019
		August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Operating income	$891.1	$253.5	$229.9	$658.5	$599.6
Impact of transaction and integration expenses	22.5	—	5.6	—	22.1
Impact of special charges	16.3	7.7	3.3	16.9	13.9
Adjusted operating income	$929.9	$261.2	$238.8	$675.4	$635.6
Adjusted operating income margin (1)	17.5%	19.7%	18.1%	17.5%	16.6%

Income tax expense (benefit)	$(157.3)	$36.8	$24.9	$91.0	$(213.1)
Non-recurring benefit, net, of the U.S. Tax Act (2)	301.5	1.5	10.3	1.5	308.2
Impact of transaction and integration expenses	4.9	—	1.3	—	4.8
Impact of special charges	3.8	1.6	0.8	3.8	3.3
Adjusted income tax expense	$152.9	$39.9	$37.3	$96.3	$103.2
Adjusted income tax rate (3)	19.6%	17.6%	18.8%	17.0%	19.9%

Net income	$933.4	$191.9	$173.5	$489.3	$719.4
Impact of transaction and integration expenses	17.6	—	4.3	—	17.3
Impact of special charges	12.5	6.1	2.5	13.1	10.6
Non-recurring benefit, net, of the U.S. Tax Act (2)	(301.5)	(1.5)	(10.3)	(1.5)	(308.2)
Adjusted net income	$662.0	$196.5	$170.0	$500.9	$439.1

Earnings per share – diluted	$7.00	$1.43	$1.30	$3.65	$5.41	$5.20 to $5.25
Impact of transaction and integration expenses	0.13	—	0.04	—	0.13	—
Impact of total special charges	0.10	0.04	0.02	0.10	0.08	0.11
Non-recurring benefit, net, of the U.S. Tax Act (2)	(2.26)	(0.01)	(0.08)	(0.01)	(2.32)	(0.01)
Adjusted earnings per share – diluted	$4.97	$1.46	$1.28	$3.74	$3.30	$5.30 to $5.35

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(2)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $10.3 million and $308.2 million for the three- and nine-month periods ended August 31, 2018, respectively, of $301.5 million for the year ended November 30, 2018, and of $1.5 million for the three- and nine-month periods ended August 31, 2019 is more fully described in note 8 of notes to the accompanying financial statements.

(3)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges and for the 2018 periods, transaction and integration expenses, or $226.8 million and $568.0 million for the three and nine months ended August 31, 2019, respectively; $198.9 million and $518.4 million for the three and nine months ended August 31, 2018, respectively; and $780.1 million for the year ended November 30, 2018.

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

Constant currency growth rates follow:

	Three Months Ended August 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	3.5%	(0.1)%	3.6%
EMEA	(5.6)%	(3.6)%	(2.0)%
Asia/Pacific	10.9%	(4.0)%	14.9%
Total Consumer	2.8%	(1.2)%	4.0%
Flavor Solutions segment:
Americas	(1.7)%	—%	(1.7)%
EMEA	(2.0)%	(6.3)%	4.3%
Asia/Pacific	(3.9)%	(3.0)%	(0.9)%
Total Flavor Solutions	(2.0)%	(1.6)%	(0.4)%
Total net sales	0.8%	(1.4)%	2.2%

Adjusted operating income:
Consumer segment	16.1%	(0.5)%	16.6%
Flavor Solutions segment	(2.4)%	(1.6)%	(0.8)%
Total adjusted operating income	9.4%	(0.9)%	10.3%

	Nine Months Ended August 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.6%	(0.3)%	2.9%
EMEA	(5.9)%	(5.9)%	—%
Asia/Pacific	1.0%	(5.5)%	6.5%
Total Consumer	0.8%	(2.2)%	3.0%
Flavor Solutions segment:
Americas	2.0%	(0.5)%	2.5%
EMEA	(1.0)%	(8.3)%	7.3%
Asia/Pacific	(4.4)%	(4.6)%	0.2%
Total Flavor Solutions	0.7%	(2.5)%	3.2%
Total net sales	0.7%	(2.3)%	3.0%

Adjusted operating income:
Consumer segment	9.2%	(1.6)%	10.8%
Flavor Solutions segment	0.8%	(2.5)%	3.3%
Total adjusted operating income	6.3%	(1.9)%	8.2%

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

Projection for Year Ending November 30, 2019
Percentage change in net sales	1% to 2%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in net sales in constant currency	3% to 4%

Projection for Year Ending November 30, 2019
Percentage change in adjusted operating income	6% to 7%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted operating income in constant currency	8% to 9%

Projection for Year Ending November 30, 2019
Percentage change in adjusted earnings per share	7% to 8%
Impact of unfavorable foreign currency exchange rates	2%
Percentage change in adjusted earnings per share in constant currency	9% to 10%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which is total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold) and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually on November 30th. As of August 31, 2019, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended August 31, 2019, August 31, 2018 and November 30, 2018:

	August 31, 2019	August 31, 2018	November 30, 2018
Net income	$703.3	$895.1	$933.4
Depreciation and amortization	157.1	147.2	150.7
Interest expense	170.6	175.5	174.6
Income tax expense (benefit)	146.8	(155.4)	(157.3)
EBITDA	$1,177.8	$1,062.4	$1,101.4
Adjustments to EBITDA (1)(2)	44.8	96.6	57.3
Adjusted EBITDA	$1,222.6	$1,159.0	$1,158.7

Net debt	$4,558.1	$4,985.1	$4,674.8

Leverage ratio (1)	3.7	4.3	4.0

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, share-based compensation expense and transaction and integration costs (related to the RB Foods acquisition), including other debt costs.

(2)	The leverage ratio covenant in our $1.0 billion revolving credit facility and the Term Loan provide that Adjusted EBITDA also includes the pro forma impact of acquisitions.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2019	August 31, 2018

Net cash provided by operating activities	$494.6	$389.0
Net cash used in investing activities	(104.5)	(113.4)
Net cash used in financing activities	(319.2)	(392.7)
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

Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is typically lower in the first and second quarters and then builds in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2019, cash flow from operations increased by $105.6 million over the same period of 2018. The 2019 increase was primarily driven by higher net income, exclusive of the non-cash non-recurring net income tax benefit of $308.2 million related to the U.S. Tax Act recognized in the first nine months of 2018, and a net improvement in other operating assets and liabilities.
Investing Cash Flow — Cash used in investing activities declined by $8.9 million to $104.5 million for the nine months ended August 31, 2019, compared to $113.4 million for the corresponding period in 2018. Of that decline, $4.2 million represented a cash payment in the first quarter of 2018 due to a purchase price adjustment related to our acquisition of RB Foods. During the first nine months of 2019, capital expenditures decreased by $5.5 million from the 2018 level to $107.1 million. Capital expenditures for fiscal year 2019 are expected to be approximately $185 million to support our planned growth and other initiatives.
Financing Cash Flow — Financing activities used cash of $319.2 million for the first nine months of 2019, as compared to $392.7 million for the corresponding period in 2018. The primary drivers behind this change were as follows.

In the first nine months of 2019, our net borrowing activities used cash of $90.2 million as compared to a cash use of $176.6 million in the first nine months of 2018. In the first nine months of 2019, we increased our short-term borrowings, on a net basis, by $124.4 million as compared to a $386.1 million increase during the comparable 2018 period. During the nine months ended August 31, 2019, we repaid $214.6 million of long-term debt, which principally consisted of $206.3 million of repayments on our $1,500.0 million term loans issued in August 2017. During the nine months ended August 31, 2018, we repaid our $250 million 5.75% notes that matured on December 15, 2017 and repaid $336.3 million of our $1,500.0 million term loans issued in August 2017.
We increased dividends paid to $226.4 million in the first nine months of 2019 from $204.9 million of dividends paid in the same period last year.
During the nine months ended August 31, 2019, we received proceeds of $84.6 million from exercised stock options as compared to $42.1 million received in the corresponding 2018 period. We repurchased $10.3 million and $10.8 million of common stock during the nine months ended August 31, 2019 and 2018, respectively, in conjunction with employee tax withholding requirements.
The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2019 and 2018:

	2019	2018
Number of shares of common stock repurchased	0.5	0.4
Dollar amount	$76.9	$40.0
As of August 31, 2019, $50.1 million remained of the $600 million share repurchase authorization that was authorized by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. In conjunction with our August 2017 acquisition of RB Foods, we announced our intention to reduce our leverage ratio by curtailing the repurchases of shares under our share repurchase program. Although we have curtailed our share repurchase activity, we repurchased shares in 2019 and 2018 to mitigate the effect of shares issued upon the exercise of stock options.
The following table presents our leverage ratio for the trailing twelve-month periods ended August 31, 2019, August 31, 2018, and November 30, 2018:

	August 31, 2019	August 31, 2018	November 30, 2018
Leverage ratio	3.7	4.3	4.0

Our leverage ratio was 3.7 as of August 31, 2019 as compared to the ratios of 4.0 and 4.3 as of November 30, 2018 and August 31, 2018, respectively. The decrease in the ratio from 4.3 as of August 31, 2018 to 3.7 as of August 31, 2019 is due to an increase in our trailing twelve-month adjusted EBITDA and a lower net debt balance. The lower net debt balance is principally the result of our repayment of a portion of the term loans used to finance the RB Foods acquisition.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2019, we temporarily used $253.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2018, we temporarily used $124.7 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended August 31, 2019 and August 31, 2018 were $839.0 million and $681.7 million, respectively. Total average debt outstanding for the nine months ended August 31, 2019 and August 31, 2018 was $4,792.0 million and $5,135.4 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2019, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were lower than at August 31, 2018. At August 31, 2019, the exchange rate for the Euro, British pound sterling, Chinese renminbi, Australian dollar and Polish zloty were lower than at November 30, 2018. At August 31, 2019, the exchange rate for the Canadian dollar was higher than at November 30, 2018.
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

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for October 31, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period to allow time for a future trade deal to be agreed. After failing to gain the U.K. Parliament’s approval for the Withdrawal Agreement, Prime Minister Theresa May stepped down as Conservative Party leader in June 2019 and was replaced as Prime Minister and leader of the Conservative Party by Boris Johnson in July 2019. While October 31, 2019 remains the legally scheduled date for the U.K.’s exit from the European Union, recent legislation passed by Parliament requires the Prime Minister to request an extension on October 19, 2019 if, by that date, no agreement regarding the U.K.’s departure from the European Union has been reached by Parliament. Any such extension needs unilateral approval by all members of the European Union. The terms and eventual date of the U.K.’s withdrawal remain highly uncertain.

If the U.K leaves the European Union with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to additional tariffs and duties. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to likely delays at ports of entry and departure. These changes to the trading relationship between the U.K. and European Union would likely increase import administration costs and increase the cost of goods exported from the U.K and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. Furthermore, a hard Brexit, or the withdrawal in general, may result in disruption to and decline of the U.K. and European economies, which could adversely affect our business. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2019 to June 30, 2019	CS – 9,045 (1)	$154.97	9,045	$66 million
	CSNV – 0	$—	—
July 1, 2019 to July 31, 2019	CS – 22,124 (2)	$158.61	22,124	$62 million
	CSNV – 0	$—	—
August 1, 2019 to August 31, 2019	CS – 18,130 (3)	$162.86	18,130	$50 million
	CSNV – 56,250	$163.92	56,250
Total	CS – 49,299	$159.51	49,299	$50 million
	CSNV – 56,250	$163.92	56,250

(1)
On June 28, 2019, we purchased 9,045 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $154.97 represented the closing price of the common shares on June 28, 2019.

(2)
On July 9, 2019 and July 22, 2019, we purchased 10,347 shares and 11,777 shares, respectively, of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $158.59 and $158.63 represented the closing price of the common shares on July 9, 2019 and July 22, 2019, respectively.

(3)
On August 7, 2019 and August 13, 2019, we purchased 9,587 shares and 8,543 shares, respectively, of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $159.39 and $166.76 represented the closing price of the common shares on August 7, 2019 and August 13, 2019, respectively.

As of August 31, 2019, $50 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Due to our increased level of indebtedness because of the RB Foods acquisition, we expect to curtail our acquisition and share repurchase activity for a period of time in order to enable a return to our pre-acquisition credit profile.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2019, we issued 572,210 shares of CSNV in exchange for shares of CS and issued 2,042 shares of CS in exchange for shares of CSNV.

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

(v)
The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*

(vi)
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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2019, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) The cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2019, formatted in Inline XBRL.

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

McCORMICK & COMPANY, INCORPORATED

October 1, 2019	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

October 1, 2019	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller