Form 10-K
period 2019-11-30
MCCORMICK & CO INC
filed 2020-01-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	52-0408290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Schilling Road, Suite 1,	Hunt Valley,	Maryland	21031
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, No Par Value	MKC-V	New York Stock Exchange
Common Stock Non-Voting, No Par Value	MKC	New York Stock Exchange
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2019: $1,458,501,404
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2019: $19,200,282,923
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	9,314,335	December 31, 2019
Common Stock Non-Voting	123,599,379	December 31, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s April 1, 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”)	Part III

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

Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2019, the consumer segment contributed approximately 61% of sales and 69% of operating income, and the flavor solutions segment contributed approximately 39% of sales and 31% of operating income.
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
Raw Materials
The most significant raw materials used in our business are dairy products, vanilla, pepper, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the United States or from our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 11% of consolidated sales in 2019, 2018 and 2017. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 10% in 2019 and 2018 and 11% of consolidated sales in 2017. In 2019, 2018 and 2017 the top three customers in our flavor solutions segment represented between 49% and 52% of our global flavor solutions sales.
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
Environmental Regulations
The cost of compliance with federal, state and local provisions related to protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in fiscal year 2019, and there are no material expenditures planned for such purposes in fiscal year 2020.
Employees
We had approximately 12,400 full-time employees worldwide as of November 30, 2019. Our operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. We have approximately 300 employees covered by a collective bargaining contract in the United States. At our foreign subsidiaries, approximately 2,400 employees are covered by collective bargaining agreements or similar arrangements.

Information about our Executive Officers
In addition to the executive officers described in the 2020 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the following individuals are also executive officers of McCormick: Lisa B. Manzone and Nneka L. Rimmer.
Ms. Manzone is 55 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present–Senior Vice President, Human Relations; January 2015 to June 2015–Vice President Global Human Relations; January 2013 to January 2015–Vice President Compensation and Benefits.
Ms. Rimmer is 48 years old and, during the last five years, has held the following positions with McCormick: February 2019 to present–Senior Vice President, Business Transformation; August 2017 to February 2019–Senior Vice President, Strategy and Global Enablement; April 2015 to August 2017–Senior Vice President, Corporate Strategy and Development. Before joining McCormick in April 2015, Ms. Rimmer was Partner and Managing Director with the Boston Consulting Group where she had 13 years of experience designing, executing and leveraging successful large-scale transformational initiatives, working with large global consumer goods corporations.
Foreign Operations
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2019, approximately 40% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expected impact of the U.S. Tax Act enacted in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorizations.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; business interruptions due to natural disasters or unexpected events; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; global economic and financial conditions generally, including the pending exit of the U.K. from the European Union (Brexit), availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. Tax Act enacted on December 22, 2017 and volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
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
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 21% of our consolidated sales in 2019. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, vanilla, pepper, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
In addition, there are various compliance obligations for companies that process personal data of certain individuals, including such obligations required by the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, and the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020. These types of data privacy laws create a range of new compliance obligations for companies that process personal data of certain individuals, and increases financial penalties for non-compliance. For example, the CCPA imposes requirements on companies that do business in California and collect personal information from customers, including notice, consent and service provider requirements. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Regulations to implement portions of the CCPA have not been finalized and could significantly impact CCPA compliance measures. As a company that is subject to data privacy laws, we bear the costs of compliance with them, including the GDPR and CCPA, and are subject to the potential for fines and penalties in the event of a breach of these laws, which continue to evolve. These factors and others could have an adverse impact on our business, financial condition or results of operations.
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

An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our results.

As of November 30, 2019, we had approximately $4.5 billion of goodwill and approximately $2.6 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their implied fair value or fair value, respectively. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets may have a negative impact on our consolidated results of operations.

Because indefinite-lived intangible assets are recorded at fair value at the date of acquisition of the related business, indefinite-lived intangible assets associated with recent business acquisitions, particularly those acquired in recent low interest rate environments, such as RB Foods, are more susceptible to impairment in periods of rising interest rates than indefinite-lived intangible assets related to businesses acquired in periods of higher interest rates.

Our foreign and cross-border operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2019, approximately 40% of our sales were generated in foreign countries. Our foreign operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues which causes more volatility in the economic environment throughout the European Union and the United Kingdom ("U.K.") Additionally, international sales, together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”). In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period to allow time for a future trade deal to be agreed.  After the U.K. Parliament failed to approve the Withdrawal Agreement in October 2019, European Union leaders granted the U.K. a three-month flexible Brexit extension, avoiding a no-deal exit on the previous deadline of October 31, 2019. On January 23, 2020, the Withdrawal Act, after clearing all stages in the U.K. Parliament, received royal assent from the Queen. Assuming approval by the European Parliament, the U.K. is expected to officially leave the European Union on January 31, 2020. Following its departure, the U.K. will enter a transition period until December 31, 2020 during which period of time the U.K.’s trading relationship with the European Union will remain largely the same while the two parties negotiate a free trade agreement as well as other aspects of the U.K.’s relationship with the European Union. The Withdrawal

Agreement allows the U.K./European Union Joint Committee to extend the transition period by up to two years, meaning that the terms and eventual date of the U.K.’s withdrawal remain highly uncertain.
If the U.K. leaves the European Union with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility.  In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Current volatility and tariffs and duties on trade may also occur under any trade agreement negotiated between the U.K. and the European Union, depending on the agreement's terms. Additionally, under a hard Brexit or a negotiated trade agreement, the movement of goods between the U.K. and the remaining member states of the European Union may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure.  These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations.   A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period.  With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
Increases in interest rates or changes in our credit ratings may negatively impact us.
On November 30, 2019, we had total outstanding variable rate debt of approximately $882 million, including $601 million of short-term borrowings, at a weighted-average interest rate of approximately 2.6%. The interest rates under our term loans and revolving credit facilities can vary based on our credit ratings. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
After financing our acquisition of RB Foods, we have a significant amount of indebtedness outstanding. As of November 30, 2019, the indebtedness of McCormick and its subsidiaries is approximately $4.3 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

•	increasing our debt service obligations, making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing;

•	increasing our exposure to negative fluctuations in interest rates;

•	subjecting us to financial and other restrictive covenants, the non-compliance with which could result in an event of default;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged.

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
The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.
LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, interest rate swaps, and cross currency interest rate swaps is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
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
Furthermore, our information technology systems are subject to cyber-attacks or other security incidents, service disruptions, or other system or process failures. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. We have experienced in the past, and expect to continue to experience, cybersecurity threats and incidents, although to date none has been material. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, conducting risk assessments of third party service providers and designing business processes to mitigate the risk of such breaches. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

If we are not able to successfully implement our business transformation initiative or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.

We continue to implement our multi-year business transformation initiative to execute significant change to our global processes, capabilities and operating model, including in our Global Enablement (GE) organization, in order to provide a scalable platform for future growth, while reducing costs. As technology provides the backbone for greater process alignment, information sharing and scalability, we are also making investments in our information systems, including the multi-year program to replace our enterprise resource planning (ERP) system currently underway, which includes the transformation of our financial processing systems to enterprise-wide systems solutions. These systems implementations are part of our ongoing business transformation initiative, and we plan to implement these systems throughout all parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of our business, which could result in the loss of customers and revenue. In addition, failure to either deliver the applications on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting.

We utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, vendors and other third parties. Our utilization of these cloud-based services and systems will increase as we implement our business transformation initiatives. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service-level agreements or regulatory or legal requirements), we may not be able to achieve expected cost savings, we may have to incur additional costs to correct errors made by such service providers, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.

The global nature of our business, changes in tax legislation and the resolution of tax uncertainties create volatility in our effective tax rate.

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

Our future success depends in part on our ability to be an efficient producer in a highly competitive industry. Any failure by us to achieve our planned cost savings and efficiencies under our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, or other similar programs, could have an adverse effect on our business, results of operations and financial position.
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
The following is a list of our principal manufacturing properties, all of which are owned except for the facilities in Commerce, California; Lakewood, New Jersey; Melbourne, Australia; Florence, Italy; and a portion of the facility in Littleborough, England, which are leased. The manufacturing facilities that we own in Guangzhou, Shanghai and Wuhan, China are each located on land subject to long-term leases:
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
Australia:
Melbourne–consumer and flavor solutions
Palmwoods–consumer (2 principal plants)
India:
New Delhi–consumer

Thailand:
Chonburi–consumer and flavor solutions

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities as follows (i) in the U.S.: Belcamp and Aberdeen, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; and Springfield, Missouri; (ii) in Canada: Mississauga and London, Ontario; (iii) in Heywood, U.K. and (iv) in Gennevilliers, France. We also own distribution facilities in Belcamp, Maryland and Monteux, France. In addition, we own, lease or contract other properties used for manufacturing consumer and flavor solutions products and for sales, warehousing, distribution and administrative functions.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange ("NYSE"). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKCV and MKC, respectively. We have disclosed in note 17 of the accompanying financial statements the information relating to the dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2019 was $171.07 per share for the Common Stock and $169.73 per share for the Common Stock Non-Voting.

The approximate number of holders of our common stock based on record ownership as of December 31, 2019 was as follows:

Title of class	Approximate number of record holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	9,400
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2019 to September 30, 2019	CS-0 CSNV-0	- -	- -	$50 million
October 1, 2019 to October 31, 2019	CS-0 CSNV-72,000	- $161.96	- 72,000	$38 million
November 1, 2019 to November 30, 2019	CS-0 CSNV-40,500	- $160.22	- 40,500	$632 million (1)
Total	CS-0 CSNV-112,500	- $161.33	- 112,500	$632 million

(1)	Includes an additional $600 million of share repurchase authorization approved by our board of directors in November 2019.

As of November 30, 2019, approximately $32 million remained of a $600 million share repurchase authorization approved by the Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2019, we issued 1,563,804 shares of CSNV in exchange for shares of CS and issued 2,268 shares of CS in exchange for shares of CSNV.

ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2019	2018	2017	2016	2015
For the Year
Net sales (1)	$5,347.4	$5,302.8	$4,730.3	$4,313.9	$4,296.3
Operating income (1)	957.7	891.1	699.8	649.4	548.4
Income from unconsolidated operations	40.9	34.8	33.9	36.1	36.7
Net income	702.7	933.4	477.4	472.3	401.6
Per Common Share
Earnings per share–basic	$5.30	$7.10	$3.77	$3.73	$3.14
Earnings per share–diluted	5.24	7.00	3.72	3.69	3.11
Common dividends declared	2.33	2.13	1.93	1.76	1.63
Closing price, non-voting shares–end of year	169.25	150.00	102.18	91.20	85.92
Book value per share	26.02	24.09	19.62	13.07	13.25
At Year-End
Total assets (2)	$10,362.1	$10,256.4	$10,385.8	$4,635.9	$4,472.6
Current debt	698.4	643.5	583.2	393.2	343.0
Long-term debt (2)	3,625.8	4,052.9	4,443.9	1,054.0	1,051.4
Shareholders’ equity	3,456.7	3,182.2	2,570.9	1,638.1	1,686.9
Other Financial Measures
Percentage of net sales (1)
Gross profit (1)	40.1%	39.5%	37.9%	38.1%	40.4%
Operating income (1)	17.9%	16.8%	14.8%	15.1%	12.8%
Capital expenditures	$173.7	$169.1	$182.4	$153.8	$128.4
Depreciation and amortization	158.8	150.7	125.2	108.7	105.9
Common share repurchases	95.1	62.3	137.8	242.7	145.8
Dividends paid	302.2	273.4	237.6	217.8	204.9
Average shares outstanding
Basic	132.6	131.5	126.8	126.6	128.0
Diluted	134.1	133.2	128.4	128.0	129.2

(1)
Amounts set forth above for Net sales, Operating income, Percentage of net sales - Gross profit, and Percentage of net sales - Operating income for the fiscal years ended 2019-2016 have been recast to reflect the provisions of ASC 606, which we adopted in fiscal 2019 on a full retrospective basis. Amounts set forth above for Operating income, Percentage of net sales - Gross profit, and Percentage of net sales - Operating income for the fiscal years ended 2019-2016 have also been recast to reflect the provisions of ASU 2017-07 regarding the presentation of net periodic pension cost and net periodic postretirement cost. Amounts set forth for the same items in the fiscal year ended 2015 are presented in accordance with guidance in effect in that fiscal year.

(2)
Total assets and Long-term debt for the fiscal year ended 2015 reflect the provisions of Accounting Standards Updates 2015-03, related to the presentation of debt issuance costs, and 2015-17, related to the classification of deferred tax assets and liabilities, both of which we adopted as of November 30, 2016.

The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. The net impact of these items is reflected in the following table:

(millions except per share data)	2019	2018	2017	2016	2015
Operating income (1)	$(20.8)	$(38.8)	$(83.9)	$(16.0)	$(65.5)
Net income (2)	(14.6)	271.4	(69.3)	(11.1)	(47.9)
Earnings per share–diluted	(0.11)	2.03	(0.54)	(0.09)	(0.37)

(1)
In 2019, 2018, 2017, 2016 and 2015, we recorded special charges related to the completion of organization and streamlining actions, including, for 2016 and 2015, special charges related to the discontinuance of bulk-packaged and broken basmati rice product lines for our business in India. In 2018 and 2017, we recorded transaction and integration expenses related to our acquisition of RB Foods.

(2)	In 2019 and 2018, we recorded a non-recurring benefit from the U.S. Tax Act of $1.5 million and $301.5 million, respectively.

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
Base business–We expect to drive sales growth by optimizing our brand marketing investment through improved speed, quality and effectiveness. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and discover new products.

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

Cost savings and business transformation: We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, that also includes savings from the organization and streamlining actions described in note 3 of the accompanying financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher costs and is contributing to higher operating income and earnings per share.

We are making investments to build the McCormick of the future, including in our Global Enablement (GE) organization to transform McCormick through globally aligned, innovative services to enable growth. As more fully described in note 3 of notes to our consolidated financial statements, we expect to incur special charges of approximately $60 million to $65 million associated with our GE initiative of which approximately $38 million have been recognized through November 30, 2019. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. In 2019, we have progressed in implementing our global enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth. We expect that, in total over the course of the ERP replacement program from late 2018 through 2022, we will invest from approximately $300 million to $350 million, including expenses related to the go-live activities in our operations, to enable the anticipated completion of the global roll out of our new information technology platform in 2022. Of that projected, $300 million to $350 million, we expect capitalized software to account for approximately 40% and program expenses to account for approximately 60%. Of the approximately $180 million to $210 million of operating expenses included in our projected total spending related to our ERP replacement program, approximately $20 million have been recognized through November 30, 2019.

The GE initiative is expected to generate annual savings, ranging from approximately $45 million to $55 million, once all actions are implemented, including those that are dependent on the replacement of our global ERP platform.

Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $946.8 million in 2019, an increase of $125.6 million from the $821.2 million realized in 2018. In 2019, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 34 years, and to fund capital expenditures, acquisitions and share repurchases. In 2019, the return of cash to our shareholders through dividends and share repurchases was $397.3 million.

On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.

In 2019, we achieved further growth of our business with net sales rising 0.8% over the 2018 level due to the following factors:

•
We grew volume and product mix, with increases in both our consumer and flavor solutions segments. This added 2.5% of sales growth. The increases were driven by new products as well as growth in the base business.

•	Pricing actions contributed 0.2% of the increase in net sales.

•	Net sales growth was negatively impacted by fluctuations in currency rates that reduced sales growth by 1.9%. Excluding this impact, we grew sales 2.7% on a constant currency basis.

Operating income was $957.7 million in 2019 and $891.1 million in 2018. We recorded $20.8 million and $16.3 million of special charges in 2019 and 2018, respectively, related to organization and streamlining actions. In 2018, we also recorded $22.5 million of transaction and integration expenses related to our acquisition of RB Foods that reduced operating income. In 2019, compared to the year-ago period, the favorable impact of higher sales, $118.9 million of cost savings from our CCI program, including organization and streamlining actions, and the impact of the previously mentioned 2018 integration costs more than offset increased conversion costs, higher stock-based compensation expense, and the unfavorable impact of foreign currency exchange rates. Excluding special charges together with, for 2018, transaction and integration expenses related to our acquisition of RB Foods, adjusted operating income was $978.5 million in 2019, an increase of 5.2%, compared to $929.9 million in the year-ago period. In constant currency, adjusted operating income rose 6.7%. For further details and a reconciliation of non-GAAP to reported amounts, see Non-GAAP Financial Measures.

Diluted earnings per share was $5.24 in 2019 and $7.00 in 2018. The year-on-year decrease in earnings per share was driven mainly by the significant reduction in the non-recurring benefit of the U.S. Tax Act and, to a much smaller extent, by a higher amount of shares outstanding and by increased special charges in 2019 as compared to 2018. Those unfavorable impacts in 2019 were partially offset by higher operating income as previously described, by the absence of transaction and integration expenses, by lower interest expense and by higher income from unconsolidated operations in 2019 as compared to 2018. Special charges lowered earnings per share by $0.12 and $0.10 in 2019 and 2018, respectively. Transaction and integration expenses lowered earnings per share by $0.13 in 2018. A non-recurring benefit from the U.S. Tax Act increased diluted earnings per share by $0.01 and $2.26 in 2019 and 2018, respectively. Excluding the effects of special charges, transaction and integration expenses, and the non-recurring benefit of the U.S. Tax Act, adjusted diluted earnings per share was $5.35 in 2019 and $4.97 in 2018, or an increase of 7.6%.
2020 Outlook

We are well-positioned for another year of underlying solid performance in 2020. In 2020, we expect to grow net sales 2% to 4% over 2019’s net sales of $5,347.4 million. That anticipated 2020 sales growth is primarily driven by new products, brand marketing, expanded distribution and the impact of pricing actions, which, in conjunction with cost savings, are expected to offset an anticipated mid-single digit cost increase. That increase consists entirely of organic growth as we do not currently anticipate an incremental sales impact from acquisitions in 2020. We expect our 2020 gross profit margin to be 25 to 75 basis points higher in 2020 than in 2019, in part driven by our CCI-led cost savings.

In 2020, we expect operating income, compared to 2019’s operating income of $957.7 million, to range from comparable to an increase of 2%; that range includes an estimated 600 basis point unfavorable impact from expenses related to the investment in our global ERP replacement. Our expectations for 2020 operating income reflect the impact of lower special charges, estimated at $8 million in 2020 compared to $20.8 million in 2019. Excluding special charges (but including the estimated 600 basis point unfavorable impact from expenses related to our global ERP investment), we expect 2020’s adjusted operating income, compared to 2019’s adjusted operating income of $978.5 million, to range from a decline of 1% to an increase of 1%. Our CCI-led cost savings target in 2020 is approximately $105 million. In 2020, we expect to support our sales growth with a mid-single-digit increase in brand marketing.

Our underlying effective tax rate is projected to be higher in 2020 than in 2019. Absent the projected impact of discrete tax items, we estimate our underlying tax rate to be approximately 24% in 2020. Including the projected impact of estimated discrete tax items, including the favorable impact of a discrete item that occurred in December 2019, we estimate that our consolidated effective tax rate will approximate 22% in fiscal 2020. Excluding the non-recurring benefit of $1.5 million associated with the U.S. Tax Act and taxes associated with special charges recognized in fiscal 2019, our adjusted effective tax rate was approximately 19.5% in 2019. We expect our adjusted effective tax rate in 2020 to approximate our effective tax rate under U.S. GAAP of 22%.

Diluted earnings per share was $5.24 in 2019. Diluted earnings per share for 2020 are projected to range from $5.15 to $5.25. Excluding the per share impact of the non-recurring benefit from the U.S. Tax Act of $0.01 and special charges of $0.12 in 2019, adjusted diluted earnings per share was $5.35 in 2019. Adjusted diluted earnings per share (excluding an estimated $0.05 per share impact from special charges) are projected to be $5.20 to $5.30 in 2020. Our projected adjusted diluted earnings per share in 2020, which ranges from a decline of 3% to a decline of 1% from adjusted diluted earnings per share of $5.35 in 2019, includes an approximate 700 basis point impact from the expenses associated with our ERP replacement program and a higher adjusted effective tax rate in 2020.

In 2020, we expect minimal impact of foreign currency, as compared to 2019 levels, on our projections of net sales, operating income and diluted earnings per share as well as adjusted operating income and adjusted diluted earnings per share.

RESULTS OF OPERATIONS—2019 COMPARED TO 2018

	2019	2018
Net sales	$5,347.4	$5,302.8
Percent growth	0.8%	12.1%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	2.5%	2.2%
Pricing actions	0.2%	0.5%
Acquisitions	—%	8.2%
Foreign exchange	(1.9)%	1.2%

Sales for 2019 increased by 0.8% from 2018 and by 2.7% on a constant currency basis. Both the consumer and flavor solutions segments drove higher volume and product mix that added 2.5% to sales. This was driven by product innovation as well as growth in the base business. Pricing actions added 0.2% to sales. These factors were partially offset by an unfavorable impact from foreign currency exchange rates that reduced sales by 1.9% compared to 2018 and is excluded from our measure of sales growth of 2.7% on a constant currency basis.

	2019	2018
Gross profit	$2,145.3	$2,093.3
Gross profit margin	40.1%	39.5%
In 2019, our gross profit margin increased 60 basis points to 40.1% from 39.5% in 2018, driven by the favorable impact of CCI-led cost savings, partially offset by unfavorable conversion costs.

	2019	2018
Selling, general & administrative expense	$1,166.8	$1,163.4
Percent of net sales	21.8%	22.0%
Selling, general and administrative (SG&A) expense was $1,166.8 million in 2019 compared to $1,163.4 million in 2018, an increase of $3.4 million. That increase in SG&A expense was driven by increased stock-based compensation expense and higher distribution costs, partially offset by CCI-led cost savings. SG&A expense in 2019 also reflected the impact of two significant, but largely offsetting items: (i) expenses associated with our investment in a global ERP platform in support of our GE business transformation initiative that increased SG&A expense over the prior year level; and (ii) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard that decreased SG&A expense from the prior year level. As a result of the above factors over an increased net sales base, SG&A expense as a percentage of net sales was 21.8%, a 20-basis point improvement from 2018.

	2019	2018
Total special charges	$20.8	$16.3

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
During 2019, we recorded $20.8 million of special charges, consisting primarily of (i) $14.1 million of costs related to our multi-year GE business transformation initiative, including $10.6 million of third-party expenses, $2.1 million related to severance and related benefits, and $1.4 million related to other costs; (ii) $2.3 million of severance and related benefits associated with streamlining actions in the Americas; and (iii) $3.9 million related to streamlining actions in our EMEA region.

During 2018, we recorded $16.3 million of special charges, consisting primarily of: (i) $11.5 million related to our multi-year GE business transformation initiative, consisting of $7.5 million of third party expenses, $1.0 million of employee severance charges and a non-cash asset impairment charge of $3.0 million (which non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our move to the new global ERP platform); (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $1.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $1.6 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia/Pacific region to a newly constructed facility in Thailand.

	2019	2018
Transaction and integration expenses	$—	$22.5

Transaction and integration expenses related to the RB Foods acquisition totaled $22.5 million for 2018. These costs primarily consisted of outside advisory, service and consulting costs; employee-related costs, and other costs related to the acquisition.

	2019	2018
Operating income	$957.7	$891.1
Percent of net sales	17.9%	16.8%

Operating income increased by $66.6 million, or 7.5%, from $891.1 million in 2018 to $957.7 million in 2019. An absence of transaction and integration expenses in 2019, compared to $22.5 million related to our acquisition of RB Foods in 2018, more than offset a $4.5 million increase in special charges in 2019 from $16.3 million in 2018 to $20.8 million in 2019. Operating income as a percent of net sales rose by 110 basis points in 2019, from 16.8% in 2018 to 17.9% in 2019 as a result of the factors previously described. Our operating income as a percent of net sales in 2019 was impacted by two large, but substantially offsetting items: (i) expenses associated with our investment in a global ERP platform in support of our GE business transformation initiative that decreased operating income as a percent of sales by approximately 35 basis points in 2019; and (ii) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard that increased operating income as a percent of sales by approximately 40 basis points in 2019. Excluding the effect of special charges and transaction and integration expenses previously described, adjusted operating income was $978.5 million in 2019 as compared to $929.9 million in 2018, an increase of $48.6 million or 5.2% over the 2018 level. Adjusted operating income as a percent of sales rose by 80 basis points in 2019, from 17.5% in 2018 to 18.3% in 2019.

	2019	2018
Interest expense	$165.2	$174.6
Other income, net	26.7	24.8
Interest expense was $9.4 million lower for 2019 as compared to the prior year primarily due to a decline in average total borrowings. Other income, net for 2019 increased by $1.9 million from the 2018 level due principally to higher non-service cost income associated with our pension and postretirement benefit plans and higher interest income, which was partially offset by a gain on the sale of a building which was reflected in our 2018 results and did not recur in 2019.

	2019	2018
Income from consolidated operations before income taxes	$819.2	$741.3
Income tax expense (benefit)	157.4	(157.3)
Effective tax rate	19.2%	(21.2)%

The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits associated with share-based payments to employees, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, and the settlement of tax audits and, beginning in 2019, the tax effects of intra-entity asset transfers (other than inventory).

As more fully described in note 12 of the accompanying financial statements, the U.S. Tax Act was enacted in December 2017. The U.S. Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning on January 1, 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries. Under GAAP (specifically, ASC Topic 740, Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $301.5 million associated with the U.S. Tax Act during 2018. This amount includes a $380.0 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $78.5 million. That net transition tax impact is comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $75.3 million, together with additional foreign withholding taxes of $7.9 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested as of the effective date of the U.S. Tax Act and that were subsequently repatriated in 2018, less a $4.7 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax. In addition, in 2019, we recorded a benefit of $1.5 million relating to an adjustment to a prior year tax accrual associated with the U.S. Tax Act.

The effective tax rate was an expense of 19.2% in 2019 as compared to a benefit of 21.2% in 2018. The effective tax rate benefit of 21.2% in 2018 includes the non-recurring net tax benefit of $301.5 million associated with the U.S. Tax Act, as more fully described above, that had a (40.7)% impact on 2018’s effective tax rate. Net discrete tax benefits were $43.7 million in 2019, which is an increase of $15.6 million from $28.1 million in 2018, excluding the non-recurring benefit of the U.S. Tax Act in 2018. For 2019, the effective tax rate was impacted by $15.2 million of tax benefits associated with an intra-entity asset transfer that occurred during 2019 under the provisions of ASU No. 2016-16, which we adopted on December 1, 2018. Discrete tax benefits in both periods include excess tax benefits associated with share-based payments to employees ($22.4 million and $21.7 million in 2019 and 2018, respectively), reversal of reserves for unrecognized tax benefits for the expiration of the statues of limitations and settlements with taxing authorities in several jurisdictions, the previously described non-recurring benefit of the U.S. Tax Act, and other discrete items. See note 12 of the accompanying financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2019	2018
Income from unconsolidated operations	$40.9	$34.8
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased $6.1 million in 2019 from the prior year. This increase was primarily attributable to the impact of higher earnings from our largest joint venture, McCormick de Mexico, as well as the impact of eliminating a lower level of earnings associated with our minority interests in 2019 as compared to 2018. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico that comprised 72% of the income of our unconsolidated operations in 2019.
We reported diluted earnings per share of $5.24 in 2019, compared to $7.00 in 2018. The table below outlines the major components of the change in diluted earnings per share from 2018 to 2019. The increase in adjusted operating income in the table below includes the impact from unfavorable currency exchange rates in 2019.

2018 Earnings per share—diluted	$7.00
Increase in operating income	0.29
Impact of non-recurring tax benefit recognized as a result of the U.S. Tax Act	(2.25)
Increase in special charges	(0.02)
Decrease in transaction and integration expenses attributable to RB Foods acquisition	0.13
Decrease in interest expense	0.06
Increase in other income	0.01
Impact of income taxes	0.01
Increase in income from unconsolidated operations	0.04
Impact of higher shares	(0.03)
2019 Earnings per share—diluted	$5.24

Results of Operations—Segments
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
In 2019, the Company transferred management responsibility for certain export operations in both its consumer and flavor solutions segments between geographies within each respective segment, shifting from the Americas to the Asia/Pacific regions within each segment, with no change in segment sales or segment operating income for either the consumer or flavor solutions segment in total. The discussion that follows reflects the effect of that realignment of export operations for all periods presented.
Consumer Segment

	2019	2018
Net sales	$3,269.8	$3,247.0
Percent growth	0.7%	11.9%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	2.4%	1.7%
Pricing actions	0.1%	0.6%
Acquisitions	—%	8.2%
Foreign exchange	(1.8)%	1.4%

Segment operating income	$676.3	$637.1
Segment operating income margin	20.7%	19.6%
Sales of our consumer segment in 2019 grew by 0.7% as compared to 2018 and grew by 2.5% on a constant currency basis. Higher volume and product mix added 2.4% to sales, and pricing actions added 0.1%. These factors offset an unfavorable impact from foreign currency exchange rates that reduced consumer segment sales by 1.8% compared to 2018 and is excluded from our measure of sales growth of 2.5% on a constant currency basis.
In the Americas, consumer sales rose 2.4% in 2019 as compared to 2018 and rose by 2.7% on a constant currency basis. Higher volume and product mix added 2.7% to sales, driven by new product sales as well as base business growth. The unfavorable impact of foreign currency exchange rates decreased sales by 0.3% compared to 2018 and is excluded from our measure of sales growth of 2.7% on a constant currency basis.
In the EMEA region, consumer sales decreased 5.5% in 2019 as compared to 2018 and decreased 0.2% on a constant currency basis. Volume and product mix increased sales by 1.0%, led by new products and promotions that were partially offset by declines in private label sales. The impact of pricing actions reduced sales by 1.2%. The unfavorable impact of foreign currency exchange rates decreased sales by 5.3% compared to 2018 and is excluded from our measure of sales decline of 0.2% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 0.8% as compared to 2018 and increased 5.7% on a constant currency basis. Higher volume and product mix added 2.9% to sales, led by strong sales in India and Southeast Asia. Pricing actions, primarily in China, added 2.8% to sales as compared to 2018. These factors offset an unfavorable impact from foreign currency exchange rates that decreased sales by 4.9% compared to 2018 and is excluded from our measure of sales growth of 5.7% on a constant currency basis.
We grew segment operating income for our consumer segment by $39.2 million, or 6.1%, in 2019 compared to 2018. The favorable impact of higher sales and CCI-led cost savings more than offset increased conversion costs. On a constant currency basis, segment operating income for our consumer segment rose 7.3%. Segment operating income margin for our consumer segment rose by 110 basis points to 20.7% in 2019 from 19.6% in 2018, driven by an improvement in gross margin.

Flavor Solutions Segment

	2019	2018
Net sales	$2,077.6	$2,055.8
Percent growth	1.1%	12.4%
Components of percent change in net sales–increase (decrease):
Volume and product mix	2.9%	3.1%
Pricing actions	0.3%	0.3%
Acquisitions	—%	8.2%
Foreign exchange	(2.1)%	0.8%

Segment operating income	$302.2	$292.8
Segment operating income margin	14.5%	14.2%
Sales of our flavor solutions segment increased 1.1% in 2019 as compared to 2018 and increased by 3.2% on a constant currency basis. Higher volume and product mix added 2.9% to sales and pricing actions added 0.3%. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced flavor solutions segment sales by 2.1% compared to 2018 and is excluded from our measure of sales growth of 3.2% on a constant currency basis.
In the Americas, flavor solutions sales rose 2.2% in 2019 as compared to 2018 and rose 2.6% on a constant currency basis. Higher volume and product mix added 2.4% to sales and included growth in new products as well as in base business, led by sales to packaged food companies. Pricing actions added 0.2% to sales in 2019. These factors offset an unfavorable impact from foreign currency exchange rates that reduced sales by 0.4% in 2019 compared to 2018 and is excluded from our measure of sales growth of 2.6% on a constant currency basis.
In the EMEA region, flavor solutions sales decreased 0.3% in 2019 as compared to 2018 and increased 6.7% on a constant currency basis. Higher volume and product mix added 5.4% to sales in 2019 with contributions from new products as well as base business growth. The increase was led by sales to quick service restaurants and packaged foods companies. Pricing actions added 1.3% to sales in 2019. These factors partially offset an unfavorable impact from foreign currency exchange rates that decreased sales by 7.0% in 2019 compared to 2018 and is excluded from our measure of sales growth of 6.7% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 3.4% in 2019 as compared to 2018 and increased 0.6% on a constant currency basis. Higher volume and product mix added 0.9% to sales and included increased sales to quick service restaurants, partially offset by the exit of certain low margin business. Pricing actions reduced sales in 2019 by 0.3%. These factors partially offset an unfavorable impact from foreign currency exchange rates that reduced sales by 4.0% in 2019 compared to 2018 and is excluded from our measure of sales growth of 0.6% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $9.4 million, or 3.2%, in 2019 compared to 2018. The increase in segment operating income was driven by higher sales as well as lower SG&A costs. On a constant currency basis, segment operating income for our flavor solutions segment rose 5.3%. Segment operating income margin for our flavor solutions segment rose by 30 basis points to 14.5% in 2019 from 14.2% in 2018 and reflected the impact of lower SG&A costs as a percentage of net sales.

RESULTS OF OPERATIONS—2018 COMPARED TO 2017

	2018	2017
Net sales	$5,302.8	$4,730.3
Percent growth	12.1%	9.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	2.2%	1.7%
Pricing actions	0.5%	2.1%
Acquisitions	8.2%	6.6%
Foreign exchange	1.2%	(0.7)%

Sales for 2018 increased by 12.1% from 2017 and by 10.9% on a constant currency basis. Both the consumer and flavor solutions segments drove higher volume and product mix that added 2.2% to sales in 2019. This was driven by new products as well as growth in the base business. The incremental impact of pricing actions added 0.5% to sales in 2018, as compared to 2017. The incremental impact of the RB Foods acquisition added 8.2% to sales during 2018. A favorable impact from foreign currency exchange rates increased sales by 1.2% compared to 2017 and is excluded from our measure of sales growth of 10.9% on a constant currency basis.

	2018	2017
Gross profit	$2,093.3	$1,794.0
Gross profit margin	39.5%	37.9%
In 2018, our gross profit margin rose 160 basis points to 39.5% from 37.9% in 2017. While this expansion in 2018 includes the accretive impact from our acquisition of the RB Foods business, together with the absence of related transaction and integration expenses of $20.9 million that depressed our 2017 gross profit margin by 50 basis points, our core business was also a driver of that expansion. In 2018, CCI-led cost savings and the shift in our core product portfolio to more value-added products continued to drive profit expansion across both of our segments, which was partially offset by an increase in freight costs during 2018 as compared to 2017. Excluding the effect of those transaction and integration expenses in 2017, adjusted gross profit margin rose 110 basis points from 38.4% in 2017 to 39.5% in 2018.

	2018	2017
Selling, general & administrative expense	$1,163.4	$1,031.2
Percent of net sales	22.0%	21.8%
Selling, general and administrative ("SG&A") expense was $1,163.4 million in 2018 compared to $1,031.2 million in 2017, an increase of $132.2 million. That increase in SG&A expense was driven by the incremental impact of the RB Foods acquisition, together with increased brand marketing and higher distribution costs, which was offset in part by CCI-led cost savings, including the benefits from the organization and streamlining actions described in note 3 of the accompanying financial statements. As a result, SG&A expense as a percentage of net sales was 22.0%, a 20-basis point increase from 2017.

	2018	2017
Total special charges	$16.3	$22.2

During 2018, we recorded $16.3 million of special charges, consisting primarily of: (i) $11.5 million related to our multi-year GE business transformation initiative, consisting of $7.5 million of third party expenses, $1.0 million of employee severance charges and a non-cash asset impairment charge of $3.0 million (that non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our move to the new global ERP platform); (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $1.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $1.6 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia/Pacific region to a newly constructed facility in Thailand.

During 2017, we recorded $22.2 million of special charges, consisting primarily of $12.7 million related to third party expenses incurred as part of our evaluation of changes relating to our GE transformation initiative, $2.8 million related to employee severance benefits and other costs associated with the relocation of one of our Chinese manufacturing facilities, $2.5 million for severance and other exit costs associated with the closure of our manufacturing plant in Portugal, and $1.7 million related to employee severance benefits and other costs associated with actions related to the transfer of certain manufacturing operations to a new facility then under construction in Thailand.

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

	2018	2017
Operating income	$891.1	$699.8
Percent of net sales	16.8%	14.8%
Operating income increased by $191.3 million, or 27.3%, from $699.8 million in 2017 to $891.1 million in 2018. The change in operating income was impacted by (i) a $39.2 million decrease in transaction and integration expenses, from $61.7 million in 2017 to $22.5 million in 2018, related to our acquisition of RB Foods in 2018; and (ii) a $5.9 million decrease in special charges in 2018 as compared to 2017. Operating income as a percent of net sales rose by 200 basis points in 2018, from 14.8% in 2017 to 16.8% in 2018 as a result of the factors previously described. Excluding the effect of special charges and transaction and integration expenses, adjusted operating income was $929.9 million in 2018 as compared to $783.7 million in 2017, an increase of $146.2 million or 18.7% over the 2017 level. Adjusted operating income as a percent of sales rose by 90 basis points in 2018, from 16.6% in 2017 to 17.5% in 2018.

	2018	2017
Interest expense	$174.6	$95.7
Other income, net	24.8	6.1
Interest expense for 2018 of $174.6 million was sharply higher than the prior year level, primarily due to higher average borrowings in 2018 related to our incurrence of $3.7 billion in debt in August 2017 to finance the acquisition of RB Foods (see note 6 of the accompanying financial statements). Other income, net, for 2018 of $24.8 million was significantly higher than the 2017 level principally due to i) a $9.6 million increase in income related to the non-service component of our pension and other post-retirement plans, ii) a gain of $6.3 million recognized on the sale in 2018 of a building vacated as part of our move to a new global headquarters in Maryland, iii) higher interest income, and iv) lower non-operating foreign currency transaction losses recognized in 2018 as compared to 2017.

	2018	2017
Income from consolidated operations before income taxes	$741.3	$594.8
Income tax (benefit) expense	(157.3)	151.3
Effective tax rate	(21.2)%	25.4%

As more fully described above and in note 12 of the accompanying financial statements, the U.S. Tax Act was enacted in December 2017. We recorded a net benefit of $301.5 million associated with the U.S. Tax Act during 2018. This amount included a $380.0 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $78.5 million. That net transition tax impact was comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $75.3 million, together with additional foreign withholding taxes of $7.9 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested as of the effective date of the U.S. Tax Act and that were subsequently repatriated in 2018, less a $4.7 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax.

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
Income from unconsolidated operations increased $0.9 million in 2018 from the prior year. This increase was mainly attributable to higher earnings from our largest joint venture, McCormick de Mexico, partially offset by the impact of a higher elimination of earnings associated with our minority interests in 2018 than in 2017. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico, which comprised 76% of the income of our unconsolidated operations in 2018.
We reported diluted earnings per share of $7.00 in 2018, compared to $3.72 in 2017. The table below outlines the major components of the change in diluted earnings per share from 2017 to 2018. The increase in operating income in the table below includes the impact from favorable currency exchange rates in 2018.

2017 Earnings per share—diluted	$3.72
Increase in operating income	0.84
Impact of non-recurring tax benefit recognized as a result of the U.S. Tax Act	2.26
Decrease in special charges	0.02
Decrease in transaction and integration expenses attributable to RB Foods acquisition	0.29
Increase in interest expense	(0.46)
Other impact of income taxes	0.40
Increase in other income	0.11
Increase in unconsolidated income	0.01
Impact of higher shares outstanding	(0.19)
2018 Earnings per share—diluted	$7.00

Results of Operations—Segments

Consumer Segment

	2018	2017
Net sales	$3,247.0	$2,901.6
Percent growth	11.9%	8.0%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	1.7%	0.2%
Pricing actions	0.6%	2.3%
Acquisitions	8.2%	5.6%
Foreign exchange	1.4%	(0.1)%

Segment operating income	$637.1	$562.4
Segment operating income margin	19.6%	19.4%

Sales of our consumer segment in 2018 grew by 11.9% as compared to 2017 and grew by 10.5% on a constant currency basis. Higher volume and product mix added 1.7% to sales, while the impact of 2018 pricing actions added 0.6%. The incremental impact of the RB Foods acquisition added 8.2% to sales. The favorable impact from foreign currency exchange rates increased consumer segment sales in 2018 by 1.4% compared to 2017 and is excluded from our measure of sales growth of 10.5% on a constant currency basis.
In the Americas, consumer sales rose 13.4% in 2018 as compared to 2017 and rose by 13.3% on a constant currency basis. Higher volume and product mix added 0.6% to sales, pricing actions added 1.0% to sales, and the incremental impact of acquisitions added 11.7% to sales. The favorable impact of foreign currency exchange rates increased sales in 2018 by 0.1% compared to 2017 and is excluded from our measure of sales growth of 13.3% on a constant currency basis.
In the EMEA region, consumer sales increased 6.9% in 2018 as compared to 2017 and rose 1.6% on a constant currency basis. Volume and product mix increased sales by 1.8%, led by growth in France and export sales to developing markets. This growth was partially offset by sales weakness in Poland driven by competitive conditions. The incremental impact of the RB Foods acquisition added 0.8% to sales, while the impact of pricing actions reduced sales by 1.0%. The favorable impact of foreign currency exchange rates increased sales in 2018 by 5.3% compared to 2017 and is excluded from our measure of sales increase of 1.6% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 11.5% in 2018 as compared to 2017 and increased 9.0% on a constant currency basis. Higher volume and product mix added 6.7% to sales. Growth was led by China through product innovation and increased distribution, partially offset by lower private label sales in Australia. Pricing actions added 1.2% to sales, and the incremental impact of acquisitions added 1.1% to sales. The favorable impact of foreign currency exchange rates increased sales by 2.5% in 2018 compared to 2017 and is excluded from our measure of sales growth of 9.0% on a constant currency basis.
We grew segment operating income for our consumer segment by $74.7 million, or 13.3%, in 2018 compared to 2017. The favorable impact of greater sales and higher CCI-led cost savings more than offset the unfavorable impact of higher costs and brand marketing expense. On a constant currency basis, segment operating income for our consumer segment rose 12.4%. Segment operating income margin for our consumer segment rose by 20 basis points to 19.6% in 2018 from 19.4% in 2017. The increase in segment operating income margin was driven by a higher gross profit margin and the leverage of fixed and semi-fixed elements of SG&A over the higher sales base in 2018 as compared to 2017. Those factors were partially offset by an increase in SG&A as a percentage of sales, driven by increased investment in brand marketing and higher distribution costs. The previously described gross profit margin improvement includes the incremental accretive impact attributable to the RB Foods acquisition as well as expansion in our core business, in part, from CCI-led cost savings and favorable product mix.
Flavor Solutions Segment

	2018	2017
Net sales	$2,055.8	$1,828.7
Percent growth	12.4%	12.4%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.1%	3.8%
Pricing actions	0.3%	2.0%
Acquisitions	8.2%	8.2%
Foreign exchange	0.8%	(1.6)%

Segment operating income	$292.8	$221.3
Segment operating income margin	14.2%	12.1%
Sales of our flavor solutions segment increased 12.4% in 2018 as compared to 2017 and increased by 11.6% on a constant currency basis. Higher volume and product mix added 3.1% to sales and pricing actions added 0.3%. Flavor solutions segment sales rose in 2018 due to the incremental impact of acquisitions, primarily the RB Foods acquisition, which added 8.2% to sales. The favorable impact from foreign currency exchange rates increased flavor solutions segment sales in 2018 by 0.8% compared to 2017 and is excluded from our measure of sales growth of 11.6% on a constant currency basis.
In the Americas, flavor solutions sales rose 15.1% in 2018 as compared to 2017 and rose 15.0% on a constant currency basis. Higher volume and product mix added 3.1% to sales led by increased sales to several large custom flavor solutions customers partially offset by the impact from a global realignment of a major customer's sales to EMEA, together with the exit of certain lower margin business. Pricing actions added 0.2% to sales and the incremental impact of our RB Foods acquisition added 11.7% to sales. The favorable impact from foreign currency exchange rates increased sales by 0.1% in 2018 compared to 2017 and is excluded from our measure of sales growth of 15.0% on a constant currency basis.
In the EMEA region, flavor solutions sales increased 8.6% in 2018 as compared to 2017 and increased 6.3% on a constant currency basis. Higher volume and product mix added 4.1% to sales, driven by increased sales to quick service restaurants, broad based growth in Turkey, and the previously described global realignment of a major customer's sales from the Americas to EMEA. Pricing actions added 1.0% to sales in 2018 and the incremental impact of the Giotti and RB Foods acquisitions added 1.2% to sales. The favorable impact from foreign currency exchange rates increased sales by 2.3% in 2018 compared to 2017 and is excluded from our measure of sales growth of 6.3% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales increased 3.9% in 2018 as compared to 2017 and increased 1.6% on a constant currency basis. Higher volume and product mix increased sales by 1.3%, while pricing actions reduced sales by 0.5% as compared to 2017. Increased sales in China, led by new products and limited time offers, were offset in part by sales declines in Australia, which were partially attributable to the exit of certain lower margin business. The incremental impact of the RB Foods acquisition added 0.8% to sales. The favorable impact from foreign currency exchange rates increased sales by 2.3% in 2018 compared to 2017 and is excluded from our measure of sales growth of 1.6% on a constant currency basis.
We grew segment operating income for our flavor solutions segment by $71.5 million, or 32.3%, in 2018 compared to 2017. The increase in segment operating income was due to the incremental impact of the RB Foods acquisition, coupled with CCI-led cost savings. On a constant currency basis, segment operating income for our flavor solutions segment rose 32.3%. Segment operating income margin for our flavor solutions segment rose by 210 basis points to 14.2% in 2018 from 12.1% in 2017 and was driven by a higher gross profit margin offset, in part, by higher SG&A as a percentage of net sales, which reflects higher distribution costs.

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of adjusted gross profit, adjusted operating income, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

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

•
Transaction and integration expenses associated with the RB Foods acquisition – We exclude certain costs associated with our acquisition of RB Foods in August 2017 and its subsequent integration into the Company. Such costs, which we refer to as “Transaction and integration costs”, include transaction costs associated with the acquisition, as well as integration costs following the acquisition. The size of this acquisition and related costs, and therefore the impact on the comparability of our results, distinguishes it from our past, recent and smaller acquisitions, the costs of which have not been excluded from our non-GAAP financial measures.

•
Income taxes associated with the U.S. Tax Act – In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net non-recurring income tax benefit of $301.5 million during the year ended November 30, 2018, which included the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries. We recorded an additional net income tax benefit of $1.5 million during the year ended November 30, 2019 associated with a U.S Tax Act related provision to return adjustment.

Details with respect to the composition of transaction and integration expenses (including other debt costs), special charges and non-recurring income tax benefits associated with the U.S. Tax Act recorded for the years and in the amounts set forth below are included in notes 2, 3 and 12, respectively, of the accompanying financial statements.
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
A reconciliation of these non-GAAP measures to GAAP financial results is provided below:

	2019	2018	2017
Gross profit	$2,145.3	$2,093.3	$1,794.0
Impact of transaction and integration expenses included in cost of goods sold (1)	—	—	20.9
Adjusted gross profit	$2,145.3	$2,093.3	$1,814.9
Adjusted gross profit margin (2)	40.1%	39.5%	38.4%
Operating income	$957.7	$891.1	$699.8
Impact of transaction and integration expenses included in cost of goods sold (1)	—	—	20.9
Impact of other transaction and integration expenses (1)	—	22.5	40.8
Impact of special charges	20.8	16.3	22.2
Adjusted operating income	$978.5	$929.9	$783.7
% increase versus prior year	5.2%	18.7%	17.8%
Adjusted operating income margin (2)	18.3%	17.5%	16.6%
Income tax expense (benefit)	$157.4	$(157.3)	$151.3
Non-recurring benefit, net, of the U.S. Tax Act (3)	1.5	301.5	—
Impact of transaction and integration expenses	—	4.9	23.6
Impact of special charges	4.7	3.8	6.4
Adjusted income tax expense	$163.6	$152.9	$181.3
Adjusted income tax rate(4)	19.5%	19.6%	26.1%
Net income	$702.7	$933.4	$477.4
Impact of total transaction and integration expenses (1)	—	17.6	53.5
Impact of total special charges	16.1	12.5	15.8
Non-recurring benefit, net, of the U.S. Tax Act (3)	(1.5)	(301.5)	—
Adjusted net income	$717.3	$662.0	$546.7
% increase versus prior year	8.4%	21.1%	13.1%
Earnings per share—diluted	$5.24	$7.00	$3.72
Impact of total transaction and integration expenses (1)	—	0.13	0.42
Impact of total special charges	0.12	0.10	0.12
Non-recurring benefit, net, of the U.S. Tax Act (3)	(0.01)	(2.26)	—
Adjusted earnings per share—diluted	$5.35	$4.97	$4.26
% increase versus prior year	7.6%	16.7%	12.7%

(1)
There were no transaction and integration expenses related to the acquisition of RB Foods during the year ended November 30, 2019. As more fully described in note 2 of the accompanying financial statements, transaction and integration expenses related to the acquisition of RB Foods are recorded in our consolidated income statement as follows for the years ended November 30, 2018 and 2017 (in millions, except per share amounts):

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

(3)
The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $1.5 million and $301.5 million for the years ended November 30, 2019 and 2018, respectively, is more fully described in note 12 of the accompanying financial statements.

(4)
Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes, excluding transaction and integration expenses and special charges, or $840.0 million, $780.1 million, and $694.1 million for the years ended November 30, 2019, 2018, and 2017, respectively.

Estimate for the year ending November 30, 2020

Earnings per share – diluted	$5.15 to $5.25
Impact of special charges	0.05
Adjusted earnings per share – diluted	$5.20 to $5.30

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

Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2019 on a constant currency basis, net sales and adjusted operating income for 2019 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2018 and compared to the reported results for 2018; and (2) to present our growth in net sales and adjusted operating income for 2018 on a constant currency basis, net sales and operating income for 2018 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2017 and compared to the reported results for 2017.

	For the year ended November 30, 2019
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	2.4%	(0.3)%	2.7%
EMEA	(5.5)%	(5.3)%	(0.2)%
Asia/Pacific	0.8%	(4.9)%	5.7%
Total Consumer	0.7%	(1.8)%	2.5%
Flavor Solutions segment:
Americas	2.2%	(0.4)%	2.6%
EMEA	(0.3)%	(7.0)%	6.7%
Asia/Pacific	(3.4)%	(4.0)%	0.6%
Total Flavor Solutions	1.1%	(2.1)%	3.2%
Total net sales	0.8%	(1.9)%	2.7%

Adjusted operating income:
Consumer segment	6.1%	(1.2)%	7.3%
Flavor Solutions segment	3.2%	(2.1)%	5.3%
Total adjusted operating income	5.2%	(1.5)%	6.7%

	For the year ended November 30, 2018
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	13.4%	0.1%	13.3%
EMEA	6.9%	5.3%	1.6%
Asia/Pacific	11.5%	2.5%	9.0%
Total Consumer	11.9%	1.4%	10.5%
Flavor Solutions segment:
Americas	15.1%	0.1%	15.0%
EMEA	8.6%	2.3%	6.3%
Asia/Pacific	3.9%	2.3%	1.6%
Total Flavor Solutions	12.4%	0.8%	11.6%
Total net sales	12.1%	1.2%	10.9%

Adjusted operating income:
Consumer segment	13.3%	0.9%	12.4%
Flavor Solutions segment	32.3%	—%	32.3%
Total adjusted operating income	18.7%	0.7%	18.0%

To present the percentage change in projected 2020 sales, adjusted operating income and adjusted earnings per share on a constant currency basis, 2020 projected local currency sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at currently prevailing exchange rates and are compared to those 2020 local currency projected results, translated into U.S. dollars  at the average actual exchange rates in effect during the corresponding months in fiscal year 2019 to determine what the 2020 consolidated U.S. dollar sales, adjusted operating income and adjusted earnings per share would have been if the relevant currency exchange rates had not changed from those of the comparable prior-year periods. In 2020, we expect minimal impact of foreign currency, as compared to 2019 levels, on our projections of net sales, operating income and diluted earnings per share as well as adjusted operating income and adjusted diluted earnings per share.

In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage, although our method to calculate our leverage ratio may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expenses, and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and our term loans which require us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually. As of November 30, 2019, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the years ended November 30:

	2019	2018	2017
Net income	$702.7	$933.4	$477.4
Depreciation and amortization	158.8	150.7	125.2
Interest expense	165.2	174.6	95.7
Income tax expense (benefit)	157.4	(157.3)	151.3
EBITDA	1,184.1	1,101.4	849.6
Adjustments to EBITDA (1)	47.9	57.3	117.4
Adjusted EBITDA	$1,232.0	$1,158.7	$967.0

Net debt (2)	$4,243.8	$4,674.8	$4,915.3

Leverage ratio (Net debt/Adjusted EBITDA) (3)	3.4	4.0	5.1

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit facility and term loan agreements and include special charges, stock-based compensation expense, interest income and, for the years ended November 30, 2018 and 2017, transaction and integration expenses (related to RB Foods acquisition), including other debt costs.

(2)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements define net debt as the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less the amount of cash and cash equivalents that exceed $75.0 million.

(3)
The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of November 30, 2017, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions was 4.5.

Our long-term target for our leverage ratio is 1.5 to 2.0. Our leverage ratio can be temporarily impacted by our acquisition activity.

LIQUIDITY AND FINANCIAL CONDITION

	2019	2018	2017
Net cash provided by operating activities	$946.8	$821.2	$815.3
Net cash used in investing activities	(171.0)	(158.5)	(4,508.3)
Net cash (used in) provided by financing activities	(725.8)	(751.1)	3,756.0
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, increase our dividend, fund capital projects and other investments, and make share repurchases when appropriate. Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of the fiscal year.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2019, the exchange rates for the Euro, Australian dollar, Polish zloty and Chinese renminbi were lower versus the U.S. dollar than at November 30, 2018. At November 30, 2019, the exchange rates for the British pound sterling and Canadian dollar were higher versus the U.S. dollar than at November 30, 2018.
Operating Cash Flow – Operating cash flow was $946.8 million in 2019, $821.2 million in 2018, and $815.3 million in 2017. The increases in cash flow from operations in both 2019 and 2018 were primarily due to higher net income, exclusive of the 2018 impact of the non-cash non-recurring net income tax benefit of $309.4 million related to the U.S. Tax Act. In addition, as more fully described below, our working capital management favorably impacted operating cash flow in 2019, 2018 and 2017. In 2019, the increases to operating cash flow were partially offset by a use of cash associated with other assets and liabilities, totaling $81.5 million. In 2018, those increases were partially offset by a higher use of cash from other operating assets and liabilities partially related to the timing of our payment of transaction and integration expenses as well as of interest on indebtedness related to our acquisition of

RB Foods, as compared to the source of cash in 2017. Dividends received from unconsolidated affiliates, which were higher in 2019 compared to 2018 and higher in 2018 as compared to 2017, also impacted our cash flow from operations.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory had a significant impact on the variability in cash flow from operations. It was a use of cash in 2019 and 2018 and a source of cash in 2017. The change in trade accounts receivable has varied in the last three years as well, as it was a source of cash in 2019 and 2018, and a use of cash in 2017. The change in accounts payable was a significant source of cash in all three years.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2019	2018	2017
Cash Conversion Cycle	43	55	76
The decreases in CCC in 2019 from 2018 and in 2018 from 2017 were due, in both instances, to an increase in our days payable outstanding as a result of extending our payment terms to suppliers and to a lesser extent, by a decrease in our days sales outstanding. Our CCC is also impacted by days in inventory which increased in 2019 as compared to 2018, and decreased in 2018 as compared to 2017.
Investing Cash Flow – Net cash used in investing activities was $171.0 million in 2019, $158.5 million in 2018, and $4,508.3 million in 2017. Our primary investing cash flows include the usage of cash associated with acquisition of businesses and capital expenditures. Cash usage related to our acquisitions of businesses were $4.2 million in 2018, and $4,327.4 million in 2017. See note 2 of the accompanying financial statements for further details related to our acquisition of RB Foods. Capital expenditures, including expenditures for capitalized software, were $173.7 million in 2019, $169.1 million in 2018, and $182.4 million in 2017. We expect 2020 capital expenditures to approximate $265 million to support our planned growth, including the multi-year program to replace our ERP system and other initiatives.
Financing Cash Flow – Net cash used in financing activities was $725.8 million in 2019 and $751.1 million in 2018. Net cash provided by financing activities was $3,756.0 million in 2017. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, all as described below.
In 2019 and 2018, our net borrowing activity used cash of $406.7 million and $466.5 million, respectively. In 2017, our net borrowing activity provided cash of $3,574.6 million.
In 2019, we increased our short-term borrowings, on a net basis, by $41.0 million. We also repaid $447.7 million of long-term debt, including $436.3 million of our $1,500.0 million term loans issued in August 2017. Of that $436.3 million, $361.3 million represent prepayments. Through November 30, 2019, we have repaid $1,250.0 million of the $1,500.0 million term loans issued in August 2017, including pre-payments of $1,081.3 million.
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
The following table outlines the activity in our share repurchase programs:

	2019	2018	2017
Number of shares of common stock	0.7	0.5	1.4
Dollar amount	$95.1	$62.3	$137.8
As of November 30, 2019, $32 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During 2019, 2018 and 2017, we received proceeds of $90.9 million, $78.2 million and $29.5 million, respectively, from exercised stock options. We repurchased $12.7 million, $11.6 million and $5.8 million of common stock during 2019, 2018 and 2017, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
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
Our dividend history over the past three years is as follows:

	2019	2018	2017
Total dividends paid	$302.2	$273.4	$237.6
Dividends paid per share	2.28	2.08	1.88
Percentage increase per share	9.6%	10.6%	9.3%
In November 2019, the Board of Directors approved an 8.8% increase in the quarterly dividend from $0.57 to $0.62 per share.
The following table presents our leverage ratios for the years ended November 30, 2019, 2018 and 2017:

	2019	2018	2017
Leverage ratio	3.4	4.0	5.1 (1)

(1) The leverage ratio covenant in our $1.0 billion revolving credit facility and the term loan agreements, both outstanding at November 30, 2019, 2018, and 2017, provide that Adjusted EBITDA under that covenant also include the pro forma impact of acquisitions, as applicable. As of November 30, 2017, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions, was 4.5.

Our leverage ratio was 3.4 as of November 30, 2019, as compared to the ratios of 4.0 and 5.1 as of November 30, 2018 and 2017, respectively. The decrease in our leverage ratio from 4.0 as of November 30, 2018 to 3.4 as of November 30, 2019 is due to both an increase in our adjusted EBITDA, which was driven by higher operating income in 2019 as compared to 2018, as well as our lower level of net debt at November 30, 2019.

The decrease in the ratio from 5.1 as of November 30, 2017 to 4.0 as of November 30, 2018 is principally due to an increase in our adjusted EBITDA, which was driven by higher operating income in 2018 as compared to 2017. In addition, the ratio was favorably impacted by our lower level of net debt at November 30, 2018.

Most of our cash is in our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the permanent repatriation of cash balances from certain of our subsidiaries could have had adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. Currently, the repatriation of cash balances from certain of our subsidiaries could still have adverse tax consequences related to the effects of withholding and other taxes. At November 30, 2019, we temporarily used $262.8 million of cash from our foreign subsidiaries to pay down short-

term debt in the U.S. The average short-term borrowings outstanding for the years ended November 30, 2019 and 2018 were $848.6 million and $700.0 million, respectively. The total average debt outstanding for the years ended November 30, 2019 and 2018 was $4,753.8 million and $5,081.6 million, respectively.

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

In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This facility replaced our prior facilities: (i) a five-year $750 million revolving credit facility that was due to expire in June 2020 and (ii) a 364-day $250 million revolving facility, which we entered into in the second quarter of 2017 and that was due to expire in March 2018. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. In addition to our committed revolving credit facility, we have uncommitted credit facilities of $261.5 million as of November 30, 2019, that can be withdrawn based upon the lenders' discretion. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. See note 6 of the accompanying financial statements for more details on our financing arrangements. We believe that our internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to fund ongoing operations.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $11.4 million in 2019, $13.5 million in 2018, and $18.7 million in 2017. It is expected that the 2020 total pension plan contributions will be approximately $12.0 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 59% of assets are invested in equities, 31% in fixed income investments and 10% in other investments. Assets in the rabbi trust are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 60% in equities and 40% in fixed income investments. See note 10 of the accompanying financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under Market Risk Sensitivity–Credit Risk.
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
We did not have any acquisition activity in fiscal 2019.
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
During 2019, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese yuan, Australian dollar, Canadian dollar and Mexican peso. Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts, which are designated as net investment hedges, to manage the impact of exchange rate fluctuations on our net investments in subsidiaries with a functional currency of the British pound sterling and Euro. Gains and losses on these instruments are included in foreign currency translation adjustments in accumulated other comprehensive income (loss). In 2018 and 2017, we did not hedge our net investments in subsidiaries or unconsolidated affiliates.

The following table summarizes the foreign currency exchange contracts held at November 30, 2019. All contracts are valued in U.S. dollars using year-end 2019 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2019

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$34.5	1.27	$(0.8)
Canadian dollar	U.S. dollar	105.1	0.76	0.5
U.S. dollar	Australian dollar	16.6	0.70	(0.4)
Polish zloty	U.S. dollar	18.5	3.90	0.1
Australian dollar	Euro	41.4	1.64	0.1
Swiss franc	Euro	66.2	1.13	(1.9)
Canadian dollar	British pound sterling	29.5	1.65	1.5
U.S. dollar	Australian dollar	27.1	0.68	(0.1)
U.S. dollar	British pound sterling	102.7	1.29	0.6
U.S. dollar	Canadian dollar	4.2	0.77	(0.1)
U.S. dollar	Euro	21.5	1.10	—
We had a number of smaller contracts at November 30, 2019 with an aggregate notional value of $21.8 million to purchase or sell other currencies, such as the Romanian leu, Russian ruble, and Singapore dollar. The aggregate fair value of these contracts was $0.2 million at November 30, 2019.
At November 30, 2018, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar, Polish zloty, Swiss franc and other currencies, with a notional value of $494.9 million. The aggregate fair value of these contracts was $(2.0) million at November 30, 2018.
Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts that are considered net investment hedges. As of November 30, 2019, we had notional values of cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. For more information, refer to footnote 7.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2019. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.

YEARS OF MATURITY AT NOVEMBER 30, 2019

	2020	2021	2022	2023	Thereafter	Total	Fair value
Debt
Fixed rate	$7.1	$257.3	$757.5	$257.8	$2,165.9	$3,445.6	$3,578.0
Average interest rate	3.45%	3.89%	2.71%	3.50%	3.52%	—	—
Variable rate	$691.3	$83.8	$106.6	$—	$—	$881.7	$881.7
Average interest rate	2.55%	2.89%	2.91%			—	—
The table above displays the debt, including capital leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects:

•
We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

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

•
We issued an aggregate amount of $2.5 billion of senior unsecured notes in August 2017. These notes are due as follows: $750 million due August 15, 2022, $700 million due August 15, 2024, $750 million due August 15, 2027 and $300 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Forward treasury lock agreements settled upon issuance of the $750 million notes due August 15, 2027 effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 was effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685% during this period

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2019, our most significant raw materials were dairy products, vanilla, pepper, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2019:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$600.7	$600.7	$—	$—	$—
Long-term debt, including capital leases	3,726.6	97.7	1,205.3	1,020.9	1,402.7
Operating leases	162.2	41.8	61.5	26.6	32.3
Interest payments	859.9	118.5	212.7	154.6	374.1
Raw material purchase obligations(a)	492.4	492.4	—	—	—
Other purchase obligations(b)	160.4	76.1	35.2	18.4	30.7
Total contractual cash obligations	$6,002.2	$1,427.2	$1,514.7	$1,220.5	$1,839.8

(a)	Raw material purchase obligations outstanding as of year end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.

(b)	Other purchase obligations consist of information technology and other service agreements, advertising media commitments and utility contracts.

Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	$0.6	$0.6	$—	$—	$—
Standby letters of credit	32.2	32.2	—	—	—
Total commercial commitments	$32.8	$32.8	$—	$—	$—
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2019 and 2018.
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
Customer Contracts
In several of our major geographic markets, the consumer segment sells our products by entering into annual or multi-year customer arrangements. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. We estimate the fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the estimated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2019, we had $4,505.2 million of goodwill recorded in our balance sheet ($3,377.6 million in the consumer segment and $1,127.6 million in the flavor solutions segment). Our fiscal year 2019 testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We estimate fair values primarily through the use of the relief-from-royalty method and then compare those fair values to the related carrying amounts of the indefinite-lived intangible asset. In the event that the fair value of any of the brand names or trademarks are less than their related carrying amounts, a non-cash impairment loss would recognized in an amount equal to the difference.

The estimation of fair values of our brand names and trademarks requires us to make significant assumptions, including expectations with respect to sales and profits of the respective brands and trademarks, related royalty rates and appropriate discount rates, which are based, in part, upon current interest rates adjusted for our view of reasonable country- and brand-specific risks based upon the past and anticipated future performance of the related brand names and trademarks.

As of November 30, 2019, we had $2,643.0 million of brand name assets and trademarks recorded in our balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $2,643.0 million of brand names assets and trademarks as of November 30, 2019: (i) $2,320.0 million relates to the French’s, Frank’s RedHot and Cattlemen’s brand names and trademarks, recognized as part of our acquisition of RB Foods in August 2017, that we group for purposes of our impairment analysis; and (ii) the remaining $323.0 million represents a number of other brand name assets and trademarks with individual carrying values ranging from $0.2 million to $106.4 million. The percentage excess of estimated fair value over respective book values for each of our brand names and trademarks, including the $2,320.0 million related to our French’s, Frank's RedHot and Cattlemen’s brands, was 20% or more as of November 30, 2019, except for one brand with a carrying value of $27.1 million whose fair value modestly exceeds its carrying value at that date.

The brand names and trademarks related to recent acquisitions may be more susceptible to future impairment as their carrying values represent recently determined fair values. A change in assumptions with respect to recently acquired businesses, including those affected by rising interest rates or a deterioration in expectations of future sales, profitability or royalty rates as well as future economic and market conditions, or higher income tax rates, could result in non-cash impairment losses in the future.
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
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2020 pension and postretirement benefit expense by approximately $1 million. A 1% increase or decrease in the expected return on plan assets would impact 2020 pension expense by approximately $9 million.

We will continue to evaluate the appropriateness of the assumptions used in the measurement of our pension and other postretirement benefit obligations. In addition, see note 10 of the accompanying financial statements for a discussion of these assumptions and the effects on the financial statements.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2019.
Our internal control over financial reporting as of November 30, 2019 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

Chairman, President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control over Financial Reporting
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2019 and 2018, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 28, 2020 expressed an unqualified opinion thereon.

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
January 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2019 and 2018, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Indefinite-lived Intangible Assets

Description of the Matter
At November 30, 2019, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $2.6 billion. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually primarily using the relief-from-royalty methodology to determine their fair values. If the fair value of any of the brand names or trademarks is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

Auditing the Company's impairment assessments is complex due to the significant estimation required in determining the fair value of the brand names and trademarks. Significant management judgment is also involved in determining whether individual brand names and trademarks should be grouped for purposes of the fair value determination or must be evaluated individually. The Company's methodologies for estimating the fair value of these assets involve significant assumptions and inputs, including projected financial information for net sales and operating profit by brand, royalty rates, and discount rates, all of which are sensitive to and affected by economic, industry, and company-specific qualitative factors. These significant assumptions and inputs are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the Company’s indefinite-lived intangible asset review process, including controls over management’s review of its asset groupings and the significant assumptions described above. We tested controls over the review of methodologies used, significant assumptions and inputs, and completeness and accuracy of the data used in the measurements.
To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, evaluating the asset groupings used by the Company to perform its impairment assessment, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry, market and economic trends, to the Company's historical results, to other guideline companies within the same industry, and to other relevant data. In addition, we evaluated management’s ability to estimate revenues by comparing the current year actual revenues for certain brand names or trademarks to the estimates made in the Company’s prior year impairment assessment. We also performed sensitivity analyses of the significant assumptions to evaluate the potential change in the fair values of the brand names and trademarks resulting from hypothetical changes in underlying assumptions. We used an internal valuation specialist to assist in our evaluation of the methodologies used and significant assumptions and inputs used to determine the fair value of certain brand names and trademarks.

We have served as the Company’s auditor since 1982.

Baltimore, Maryland
January 28, 2020

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2019	2018	2017
Net sales	$5,347.4	$5,302.8	$4,730.3
Cost of goods sold	3,202.1	3,209.5	2,936.3
Gross profit	2,145.3	2,093.3	1,794.0
Selling, general and administrative expense	1,166.8	1,163.4	1,031.2
Transaction and integration expenses (related to RB Foods acquisition)	—	22.5	40.8
Special charges	20.8	16.3	22.2
Operating income	957.7	891.1	699.8
Interest expense	165.2	174.6	95.7
Other debt costs	—	—	15.4
Other income, net	26.7	24.8	6.1
Income from consolidated operations before income taxes	819.2	741.3	594.8
Income tax expense (benefit)	157.4	(157.3)	151.3
Net income from consolidated operations	661.8	898.6	443.5
Income from unconsolidated operations	40.9	34.8	33.9
Net income	$702.7	$933.4	$477.4
Earnings per share–basic	$5.30	$7.10	$3.77
Earnings per share–diluted	$5.24	$7.00	$3.72
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2019	2018	2017
Net income	$702.7	$933.4	$477.4
Net income attributable to non-controlling interest	1.9	3.3	1.6
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans (including curtailment gains of $18.0 and $76.7 for 2018 and 2017, respectively)	(149.8)	72.6	103.2
Currency translation adjustments	(25.5)	(119.8)	174.6
Change in derivative financial instruments	1.1	2.3	(12.5)
Deferred taxes	33.2	(17.2)	(30.8)
Total other comprehensive income (loss)	(141.0)	(62.1)	234.5

Comprehensive income	$563.6	$874.6	$713.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2019	2018
Assets
Cash and cash equivalents	$155.4	$96.6
Trade accounts receivable, less allowances of $5.6 for 2019 and $6.4 for 2018	502.9	518.1
Inventories	801.2	786.3
Prepaid expenses and other current assets	90.7	78.9
Total current assets	1,550.2	1,479.9
Property, plant and equipment, net	952.6	941.5
Goodwill	4,505.2	4,527.9
Intangible assets, net	2,847.0	2,873.3
Other long-term assets	507.1	433.8
Total assets	$10,362.1	$10,256.4
Liabilities
Short-term borrowings	$600.7	$560.0
Current portion of long-term debt	97.7	83.5
Trade accounts payable	846.9	710.0
Other accrued liabilities	609.1	648.2
Total current liabilities	2,154.4	2,001.7
Long-term debt	3,625.8	4,052.9
Deferred taxes	697.6	706.5
Other long-term liabilities	427.6	313.1
Total liabilities	6,905.4	7,074.2
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2019–9.3 shares, 2018–9.6 shares	447.6	400.2
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2019–123.6 shares, 2018–122.5 shares	1,441.0	1,370.4
Retained earnings	2,055.8	1,760.2
Accumulated other comprehensive loss	(500.2)	(359.9)
Total McCormick shareholders’ equity	3,444.2	3,170.9
Non-controlling interests	12.5	11.3
Total shareholders’ equity	3,456.7	3,182.2
Total liabilities and shareholders’ equity	$10,362.1	$10,256.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2019	2018	2017
Operating activities
Net income	$702.7	$933.4	$477.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.8	150.7	125.2
Stock-based compensation	37.2	25.6	23.9
Noncash nonrecurring income tax benefit (related to enactment of the U.S. Tax Act)	—	(309.4)	—
Special charges and transaction and integration expenses	—	3.0	19.1
Amortization of inventory fair value adjustment associated with acquisition of RB Foods	—	—	20.9
(Gain) loss on sale of assets	(1.6)	(5.4)	1.3
Deferred income tax expense	20.9	40.1	24.1
Income from unconsolidated operations	(40.9)	(34.8)	(33.9)
Settlement of forward-starting interest rate swaps	—	—	(2.9)
Changes in operating assets and liabilities (net of effect of businesses acquired):
Trade accounts receivable	12.2	19.8	(13.0)
Inventories	(20.9)	(10.0)	44.6
Trade accounts payable	128.2	72.8	98.2
Other assets and liabilities	(81.5)	(91.8)	6.8
Dividends received from unconsolidated affiliates	31.7	27.2	23.6
Net cash provided by operating activities	946.8	821.2	815.3
Investing activities
Acquisitions of businesses (net of cash acquired)	—	(4.2)	(4,327.4)
Capital expenditures (including expenditures for capitalized software)	(173.7)	(169.1)	(182.4)
Other investing activities	2.7	14.8	1.5
Net cash used in investing activities	(171.0)	(158.5)	(4,508.3)
Financing activities
Short-term borrowings, net	41.0	305.5	(134.6)
Long-term debt borrowings	—	25.9	3,989.6
Payment of debt issuance costs	—	—	(7.7)
Long-term debt repayments	(447.7)	(797.9)	(272.7)
Proceeds from exercised stock options	90.9	78.2	29.5
Taxes withheld and paid on employee stock awards	(12.7)	(11.6)	(5.8)
Payment of contingent consideration	—	(2.5)	(19.7)
Purchase of minority interest	—	(13.0)	(1.2)
Issuance of common stock non-voting (net of issuance costs of $0.9)	—	—	554.0
Common stock acquired by purchase	(95.1)	(62.3)	(137.8)
Dividends paid	(302.2)	(273.4)	(237.6)
Net cash (used in) provided by financing activities	(725.8)	(751.1)	3,756.0
Effect of exchange rate changes on cash and cash equivalents	8.8	(1.8)	5.4
Increase (decrease) in cash and cash equivalents	58.8	(90.2)	68.4
Cash and cash equivalents at beginning of year	96.6	186.8	118.4
Cash and cash equivalents at end of year	$155.4	$96.6	$186.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2016	11.4	113.9	$1,084.2	$1,056.8	$(514.4)	$11.5	$1,638.1
Net income			—	477.4	—	—	477.4
Net income attributable to non-controlling interest			—	—	—	1.6	1.6
Other comprehensive income (loss), net of tax			—	—	234.9	(0.4)	234.5
Dividends			—	(247.0)	—	—	(247.0)
Buyout of minority interest			—	0.6	—	(1.7)	(1.1)
Stock-based compensation			23.9	—	—	—	23.9
Shares issued in connection with RB Foods acquisition	—	6.4	554.0	—	—	—	554.0
Shares purchased and retired	(0.4)	(1.1)	(23.8)	(121.3)	—	—	(145.1)
Shares issued, including tax benefit of $8.1	0.7	0.1	34.6	—	—	—	34.6
Equal exchange	(1.7)	1.7	—	—	—	—	—
Balance, November 30, 2017	10.0	121.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
Net income			—	933.4	—	—	933.4
Net income attributable to non-controlling interest			—	—	—	3.3	3.3
Other comprehensive loss, net of tax			—	—	(59.5)	(2.6)	(62.1)
Dividends			—	(280.5)	—	—	(280.5)
Adoption of ASU 2018-02			—	20.9	(20.9)	—	—
Buyout of minority interest			—	(12.4)	—	(0.4)	(12.8)
Stock-based compensation			25.6	—	—	—	25.6
Shares purchased and retired	(0.3)	(0.4)	(16.8)	(67.7)	—	—	(84.5)
Shares issued	1.7	0.1	88.9	—	—	—	88.9
Equal exchange	(1.8)	1.8	—	—	—	—	—

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	702.7	—	—	702.7
Net income attributable to non-controlling interest			—	—	—	1.9	1.9
Other comprehensive loss, net of tax			—	—	(140.3)	(0.7)	(141.0)
Dividends			—	(309.3)	—	—	(309.3)
Stock-based compensation			37.2	—	—	—	37.2
Shares purchased and retired	(0.2)	(0.6)	(15.4)	(97.8)	—	—	(113.2)
Shares issued	1.5	0.1	96.2	—	—	—	96.2
Equal exchange	(1.6)	1.6	—	—	—	—	—
Balance, November 30, 2019	9.3	123.6	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
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

Our unconsolidated affiliates located outside the U.S. generally use their local currencies as their functional currencies. The asset and liability accounts of those unconsolidated affiliates are translated at the rates of exchange at the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income (loss) of those affiliates. Income and expense items of those affiliates are translated at average monthly rates of exchange. We record our ownership share of the net assets and accumulated other comprehensive income (loss) of our unconsolidated affiliates in our consolidated balance sheet on the lines entitled “Other long-term assets” and “Accumulated other comprehensive loss,” respectively. We record our ownership share of the net income of our unconsolidated affiliates in our consolidated income statement on the line entitled “Income from unconsolidated operations.”
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out costing method (FIFO), including the use of average costs which approximate FIFO.
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting. The estimated useful lives range from 20 to 50 years for buildings and 3 to 12 years for machinery, equipment and other assets. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that we will obtain ownership by the end of the lease term. Repairs and maintenance costs are expensed as incurred.
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

The net book value of capitalized software totaled $76.4 million and $43.6 million at November 30, 2019 and 2018, respectively. Such amounts are recorded within "Other long-term assets" in the consolidated balance sheet. Software is amortized using the straight-line method over a range of 3 to 13 years, but not exceeding the expected life of the product. The net book value of capitalized software includes $44.9 million and $9.3 million at November

30, 2019 and 2018, respectively, which had not yet been placed into service and relates to our future implementation of a global enterprise resource planning (ERP) system.
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
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We primarily determine fair value by using a relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
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
Revenue Recognition
We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers and foodservice businesses. We recognize sales as performance obligations are fulfilled when control passes to the customer. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates and returns, are estimated at the time of sale. Any taxes collected on behalf of government authorities are excluded from net sales. We account for product shipping and handling as fulfillment activities with costs for these activities recorded within cost of goods sold. Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data.

The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2019
Net sales	$3,711.3	$986.1	$650.0	$5,347.4
2018
Net sales	$3,627.5	$1,021.1	$654.2	$5,302.8
2017
Net sales	$3,179.6	$948.9	$601.8	$4,730.3

Performance Obligations
Our revenues primarily result from contracts or purchase orders with customers, which generally are both short-term in nature and have a single performance obligation—the delivery of our products to customers. We assess the goods and services promised in our customers’ contracts or purchase orders and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised, whether explicitly stated or implied based on customary business practices.

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the year ended November 30, 2019 and 2018 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $137.2 million and $142.1 million at November 30, 2019 and 2018, respectively.
Practical Expedients
We have elected the following policy elections and practical expedients with respect to revenue recognition:

•
Shipping and handling costs— We elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

•
Measurement of transaction price— We elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for sales, value added and other excise taxes.

•	Incremental cost of obtaining a contract— We elected to expense any incremental costs of obtaining a contract when the contract is for a period of one year or less.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support
Total brand marketing support costs, which are included in selling, general and administrative expense in the consolidated income statement, were $214.6 million, $218.7 million and $172.5 million for 2019, 2018 and 2017, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $150.8 million, $147.2 million and $117.8 million for 2019, 2018 and 2017, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in selling, general and administrative expense in the consolidated income statement. Research and development expense was $67.3 million, $69.4 million and $66.1 million for 2019, 2018 and 2017, respectively.
Derivative Instruments
We record all derivatives on the balance sheet at fair value. The fair value of derivative instruments is recorded in other current assets, other long-term assets, other accrued liabilities or other long-term liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the consolidated income statement in other income (expense), net or in interest expense. In the consolidated cash flow statement, settlements of cash flow and fair value hedges are classified as operating activities; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instruments.

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
We use the corridor approach in the valuation of defined benefit pension and postretirement benefit plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. Those unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining life expectancy of retired plan participants, for plans whose benefits have been frozen, or the average remaining service period to retirement date of active plan participants.
Accounting Pronouncements Adopted in 2019
We adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (the “Revenue Recognition ASU”), ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “Pension ASU”), and ASU No. 2017-12 Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. We elected to adopt the Revenue Recognition ASU on a full retrospective basis. We adopted the Pension ASU on a retrospective basis as required by the standard. These new accounting standards are summarized below.
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
In March 2017, the FASB issued the Pension ASU. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. Of the components of net periodic benefit cost, only the service cost component is eligible for asset capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include the service cost and outside of any subtotal of operating income on the income statement. The new standard was adopted as of December 1, 2018 and has been applied on a retrospective basis. Adoption of the new standard solely impacted classification within our consolidated income statement, with no change to net income or basic and diluted earnings per share.

The adoption of the Revenue Recognition ASU and the Pension ASU, on a retrospective basis, impacted our previously reported results for the years ended November 30, 2018 and 2017 as follows:

	Accounting Changes
(in millions)	Previously Reported	Revenue Recognition	Pension	Recast
For the year ended November 30, 2018:
Net sales	$5,408.9	$(106.1)	$—	$5,302.8
Cost of goods sold	3,037.3	169.5	2.7	3,209.5
Gross profit	2,371.6	(275.6)	(2.7)	2,093.3
Selling, general and administrative expense	1,429.5	(275.6)	9.5	1,163.4
Operating income	903.3	—	(12.2)	891.1
Other income, net	12.6	—	12.2	24.8

For the year ended November 30, 2017:
Net sales	$4,834.1	$(103.8)	$—	$4,730.3
Cost of goods sold	2,823.9	111.0	1.4	2,936.3
Gross profit	2,010.2	(214.8)	(1.4)	1,794.0
Selling, general and administrative expense	1,244.8	(214.8)	1.2	1,031.2
Operating income	702.4	—	(2.6)	699.8
Other income, net	3.5	—	2.6	6.1

We adopted the following new accounting standards in 2019 on a prospective basis:
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
In October 2016, the FASB issued ASU No. 2016-16 Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. This new standard was effective beginning in fiscal year 2019 and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the first day of fiscal year 2019. There was no cumulative-effect adjustment upon adoption. During the year ended November 30, 2019, we recognized a discrete tax benefit of $15.2 million under the provisions of this standard. The on-going effect of the adoption of the standard will depend on the nature and amount of future transactions.
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)—Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the Revenue Recognition ASU. The new standard was effective beginning in fiscal year 2019. There was no material impact to our financial statements upon adoption.
In August 2018, the FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Services Contract. The ASU aligns the requirement for capitalization of implementation costs incurred in a cloud hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The new standard is effective for the first quarter of our fiscal year ending November 30, 2021, with early adoption permitted in any interim period or fiscal year before the effective date. We have elected to adopt this guidance effective December 1, 2018. In conjunction with the adoption of this ASU, we classify capitalized software within other long-term assets and have reclassified prior periods for consistent presentation. Previously, we classified capitalized software within property, plant and equipment.
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
Recently Issued Accounting Pronouncements — Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. Our leases principally relate to: (i) certain real estate, including that related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including forklifts; and (iii) certain automobiles, delivery and other vehicles, including an airplane. The new guidance in ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) Targeted Improvements which provides a modified retrospective transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods.

We will adopt the standard using a modified retrospective approach as of December 1, 2019, the first day of our fiscal year 2020. We will elect the package of practical expedients permitted under the transition guidance, which among other things, allows us to retain the historical lease classification.  In addition, we will elect to combine the lease and non-lease components for all asset categories other than real estate. We will also make an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less (short-term leases).

We estimate that adoption of the standard will result in recognition of operating lease right-of-use assets and lease liabilities of approximately $135 million and $140 million, respectively, with the difference largely due to deferred rent that will be reclassified to the right-of-use asset value. We do not expect adoption of the standard to materially affect our consolidated net income or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. The new standard is effective for the first quarter of our fiscal year ending November 30, 2021, and we anticipate that it will primarily impact our credit losses recognized for trade accounts receivable. While we are currently evaluating the effect that ASU No. 2016-13 will have on our consolidated financial statements, we do not expect this guidance to have a material impact.

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
Total transaction and integration expenses related to the RB Foods acquisition aggregated $99.6 million in 2018 and 2017, of which $59.8 million and $39.8 million represented transaction expenses and integration expenses, respectively. These costs primarily consist of the amortization of the acquisition-date fair value adjustment of inventories in the amount of $20.9 million that is included in cost of goods sold for 2017; outside advisory, service and consulting costs; employee-related costs; and other costs related to the acquisition, including $15.4 million of costs related to the bridge financing commitment that was included in other debt costs for 2017. The following are the transaction and integration expenses related to the RB Foods acquisition that we have recorded for the years ended November 30 (in millions):

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
Other Acquisitions
On September 21, 2018, we purchased the remaining 10% ownership interest in our Shanghai subsidiary for a cash payment of $12.7 million In conjunction with our purchase of this remaining 10% minority interest, we have eliminated the minority interest in that subsidiary and recorded an adjustment of $12.4 million to retained earnings in our consolidated balance sheet. The $12.7 million payment is reflected in the financing activities section of our consolidated cash flow statement for 2018.
On May 5, 2017, we purchased the remaining 15% ownership interest in our joint venture, Kohinoor Specialty Foods India Private Limited (Kohinoor), in India for a cash payment of $1.5 million, of which $1.2 million was paid in 2017 and the balance was paid in 2018. In September 2011, when we originally entered this joint venture, we invested $113.0 million for an 85% interest in Kohinoor. In conjunction with our purchase of the 15% minority interest in 2017, we have eliminated the minority interest in Kohinoor and recorded an adjustment of $0.6 million to retained earnings in our consolidated balance sheet. The $0.3 million and $1.2 million payments are reflected in the financing activities section of our consolidated cash flow statement for 2018 and 2017, respectively.
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

The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2019	2018	2017
Employee severance and related benefits	$6.2	$2.0	$8.3
Other costs (1)	14.6	14.3	13.9
Total special charges	$20.8	$16.3	$22.2

(1)	Included in other costs for 2018 and 2017 are non-cash fixed asset impairment charges of $3.0 million and $0.5 million, respectively.

The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2019	2018	2017
Consumer segment	$13.1	$10.0	$15.3
Flavor solutions segment	7.7	6.3	6.9
Total special charges	$20.8	$16.3	$22.2

We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

During 2019, we recorded $20.8 million of special charges, consisting primarily of (i) $14.1 million related to our GE initiative, including $10.6 million of third-party expenses, $2.1 million related to severance and related benefits, and $1.4 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas and (iii) $3.9 million related to streamlining actions in our EMEA region.

Of the $20.8 million in special charges recorded during 2019, approximately $16.8 million were paid in cash, with the remaining accrual expected to be paid in 2020.

During 2018, we recorded $16.3 million of special charges, consisting primarily of: (i) $11.5 million related to our global enablement initiative, as more fully described below; (ii) a one-time payment, in the aggregate amount of $2.2 million made to certain U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $1.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $1.6 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia/Pacific region to a new facility then under construction in Thailand. Of the $11.5 million in special charges recognized in 2018 related to our GE initiative, $7.5 million related to third party expenses, $3.0 million represented a non-cash asset impairment charge, and $1.0 million related to employee severance benefits. That non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our future move, approved in 2018, to a new global ERP platform to facilitate planned actions under our GE initiative to align and simplify our end-to-end processes to support our future growth.

Of the $16.3 million in special charges recorded during 2018, approximately $12.3 million were paid in cash and $3.0 million represented a non-cash asset impairment, with the remaining accrual paid in 2019. As of November 30, 2019, reserves associated with special charges are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

During 2017, we recorded $22.2 million of special charges, consisting primarily of (i) $12.7 million related to third party expenses incurred associated with our evaluation of changes relating to our global enablement initiative, which is described below; (ii) $2.8 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; (iii) $2.5 million for severance and other exit costs associated with our Europe, Middle East, and Africa (EMEA) region’s closure of its manufacturing plant in Portugal in mid-2017; and (iv) $1.7 million related to employee severance benefits and other costs associated with action related to the transfer of certain manufacturing operations in our Asia/Pacific region to a new facility then under construction in Thailand.

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

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with related costs of GE implementation and transition, including outside consulting and other costs and approximately forty percent will be attributable to employee severance and related benefit payments both directly related to the initiative. We incurred $14.1 million, $11.5 million and $12.7 million of special charges associated with our GE initiative during 2019, 2018 and 2017, respectively.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2019		2018
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$308.3	$104.3	$311.3	$84.9
Indefinite-lived intangible assets:
Goodwill	4,505.2	—	4,527.9	—
Brand names and trademarks	2,643.0	—	2,646.9	—
	7,148.2	—	7,174.8	—
Total goodwill and intangible assets	$7,456.5	$104.3	$7,486.1	$84.9

Intangible asset amortization expense was $20.3 million, $20.6 million and $16.3 million for 2019, 2018 and 2017, respectively. At November 30, 2019, definite-lived intangible assets had a weighted-average remaining life of approximately 10 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2019		2018
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,398.9	$1,129.0	$3,385.4	$1,104.7
Changes in preliminary purchase price allocation	—	—	68.1	34.1
Foreign currency fluctuations	(21.3)	(1.4)	(54.6)	(9.8)
End of year	$3,377.6	$1,127.6	$3,398.9	$1,129.0

In 2018, we finalized our valuation of the acquired net assets of RB Foods, resulting in the allocation of $1,765.6 million and $882.9 million of goodwill to the consumer and flavor solutions segment, respectively.

5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2019	2018	2017
Net sales	$863.0	$807.9	$775.4
Gross profit	316.2	290.5	278.5
Net income	90.5	78.9	75.5
Current assets	$426.3	$342.1	$315.4
Noncurrent assets	134.0	129.9	127.6
Current liabilities	223.8	172.1	146.9
Noncurrent liabilities	9.2	10.0	13.6

Our share of undistributed earnings of unconsolidated affiliates was $150.6 million at November 30, 2019. Royalty income from unconsolidated affiliates was $19.0 million, $18.5 million and $17.5 million for 2019, 2018 and 2017, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 72% of income from unconsolidated operations in 2019, 76% in 2018 and 74% in 2017.
As of November 30, 2019, undistributed earnings of investments in unconsolidated affiliates for which we have not provided deferred income tax liabilities would not be material.

6.  FINANCING ARRANGEMENTS
Our outstanding debt, including capital leases, was as follows at November 30:

(millions)	2019	2018
Short-term borrowings
Commercial paper	$575.3	$509.9
Other	25.4	50.1
	$600.7	$560.0
Weighted-average interest rate of short-term borrowings at year-end	2.5%	2.9%

Long-term debt
Term loan due 8/17/2020(1)	$—	$130.0
3.90% notes due 7/8/2021(2)	250.0	250.0
2.70% notes due 8/15/2022	750.0	750.0
Term loan due 8/17/2022(1)	250.0	556.3
3.50% notes due 8/19/2023(3)	250.0	250.0
3.15% notes due 8/15/2024	700.0	700.0
3.25% notes due 11/15/2025(4)	250.0	250.0
3.40% notes due 8/15/2027(5)	750.0	750.0
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	55.0	55.0
Other, including capital leases	171.6	180.5
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(6)	(3.1)	(35.4)
	3,723.5	4,136.4
Less current portion	97.7	83.5
	$3,625.8	$4,052.9

(1)	The term loans are prepayable in whole or in part. Also, the term loan due in 2022 requires quarterly principal payments of 2.5% of the initial principal amount.

(2)	Interest rate swaps, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.

(3)	Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.

(4)
Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22% during this period (our effective rate as of November 30, 2019 was 3.13%).

(5)
Interest rate swaps, settled upon the issuance of these notes in 2017, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685% during this period (our effective rate as of November 30, 2019 was 2.59%).

(6)
Includes unamortized discounts, premiums and debt issuance costs of $(23.6) million and $(29.0) million as of November 30, 2019 and 2018, respectively.  Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $20.5 million and $(6.4) million as of November 30, 2019 and 2018, respectively.

Maturities of long-term debt, including capital leases, during the fiscal years subsequent to November 30, 2019 are as follows (in millions):

2020	$97.7
2021	341.1
2022	864.2
2023	257.8
2024	763.1
Thereafter	1,402.7

In connection with our acquisition of RB Foods, we entered into a Term Loan Agreement (“Term Loan”) in August 2017. The Term Loan provide for three-year and five-year senior unsecured term loans, each for $750 million. The net proceeds received from the issuance of the Term Loan was $1,498.3 million. The three-year loan was payable at maturity. The five-year loan is payable in equal quarterly installments in an amount of 2.5% of the initial principal amount, with the remaining unpaid balance due at maturity. The three-year and five-year loans are each prepayable in whole or in part. In 2019 and 2018, we repaid the three-year loan in the amounts of $130.0 million and $370.0 million, respectively. Prior to payoff, the three-year loan bore interest at LIBOR plus 1.125%. In 2019 and 2018, we repaid $306.3 million and $175.0 million, respectively, of the five-year loan, which included required quarterly principal installments of $75.0 million in both years. The five-year loan currently bears interest at LIBOR plus 1.25%. The interest rates are based on our credit rating with the maximum potential interest rate of LIBOR plus 1.75% for the five-year loan.

The provisions of our outstanding $1.0 billion revolving credit facility and the Term Loan restrict subsidiary indebtedness and require us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. The applicable leverage ratio is reduced annually. As of November 30, 2019, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility.

In August 2017, we issued an aggregate amount of $2.5 billion of senior unsecured notes. These notes are due as follows: $750.0 million due August 15, 2022, $700.0 million due August 15, 2024, $750.0 million due August 15, 2027 and $300.0 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Interest is payable semiannually in arrears in August and February of each year. The net proceeds received from the issuance of these notes were $2,479.3 million and were used to partially fund our acquisition of RB Foods. In addition, we used a portion of these proceeds to repay our $250.0 million, 5.75% notes that matured on December 15, 2017.

Other debt costs of $15.4 million for the year ended November 30, 2017 represent the financing fees related to a bridge loan commitment, obtained in connection with our acquisition of RB Foods, that expired undrawn.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. We have a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This credit facility supports our commercial paper program and, after $575.3 million was used to support issued commercial paper, we have $424.7 million of capacity at November 30, 2019. In addition, we have several uncommitted lines totaling $261.5 million, which have a total unused capacity at November 30, 2019 of $205.1 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and commitment fees were $1.3 million for both 2019 and 2018.

In 2018, we consolidated our Corporate staff and certain non-manufacturing U.S. employees into our new headquarters building in Hunt Valley, Maryland. The 15-year lease for that building requires monthly lease payments of approximately $0.9 million which began in April 2019. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. Upon commencement of fit-out in the second quarter of 2018, we obtained access to the building, which resulted in the lease commencement date for accounting purposes. We have recognized this lease as a capital lease, with the leased asset of $124.7 million and $133.4 million included in property, plant and equipment, net, as of November 30, 2019 and 2018, respectively. As of November 30, 2019, the total lease obligation was $137.7 million, of which $6.8 million was included in the current portion of long-term debt and $130.9 million was included in long-term debt. As of November 30, 2018, the entire lease liability of $138.6 million was included in long-term debt. During 2019 and 2018, respectively, we recognized amortization expense of $8.7 million and $5.2 million related to the leased asset.
Rental expense under operating leases (primarily buildings and equipment) was $48.1 million in 2019, $58.5 million in 2018 and $46.5 million in 2017. Future annual fixed rental payments under operating leases for the years ended November 30 are as follows (in millions):

2020	$41.8
2021	35.7
2022	25.8
2023	16.0
2024	10.6
Thereafter	32.3

At November 30, 2019, we had guarantees outstanding of $0.6 million with terms of one year or less. As of November 30, 2019 and 2018, we had outstanding letters of credit of $32.2 million and $7.3 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.8 million at November 30, 2019.
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
Foreign Currency
We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. Management assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contract and currency swaps with highly-rated financial institutions to reduce fluctuations in the long or short currency positions. Forward contracts are generally less than 18 months duration. Currency swap agreements are established in conjunction with the terms of the underlying debt issues.

At November 30, 2019, we had foreign currency exchange contracts to purchase or sell $489.2 million of foreign currencies as compared to $494.9 million at November 30, 2018. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material.
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

We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. The notional value of these contracts was $357.5 million and $402.0 million at November 30, 2019 and 2018, respectively. During fiscal years 2019, 2018 and 2017, we recognized a $0.2 million gain, a $2.9 million loss and a $12.8 million gain, respectively, on the change in fair value of these contracts, which was offset by a $0.9 million loss, a $2.7 million gain and a $14.1 million loss, respectively, on the change in the currency component of the underlying loans. All of the losses and the gains for both fiscal years were recognized in our consolidated income statement as other income, net.
At November 30, 2019, we had $151.3 million of notional contracts that have durations of less than seven days that are used to hedge short-term cash flow funding. At November 30, 2019, the remaining contracts have durations of one to twelve months.
Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts that are designated as net investment hedges. As of November 30, 2019, we had notional values of cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
As of November 30, 2019, we have outstanding interest rate swap contracts for a notional amount of $350.0 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps, which expire in November 2025, are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025 that we issued in November 2015. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027.
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.
All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, or other long-term assets, other accrued liabilities or other long-term liabilities depending upon their nature and maturity.

The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2019:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$350.0	$20.9	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	293.1	3.3	Other accrued liabilities	196.1	3.6
Cross currency contracts	Other current assets/Other long-term assets	495.5	3.2	Other long-term liabilities	—	—
Total			$27.4			$3.6
As of November 30, 2018:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets	$—	$—	Other accrued liabilities	$100.0	$6.4
Foreign exchange contracts	Other current assets	199.5	4.4	Other accrued liabilities	295.4	6.4
Total			$4.4			$12.8

The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the years ended November 30, 2019, 2018 and 2017:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2019	2018	2017
Interest rate contracts	Interest expense	$—	$(0.1)	$0.9

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2019	2018	2017	Hedged Item		2019	2018	2017
Foreign exchange contracts	Other income, net	$0.2	$(2.9)	$12.8	Intercompany loans	Other income, net	$(0.9)	$2.7	$(14.1)

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2019	2018	2017		2019	2018	2017
Interest rate contracts	$—	$—	$(2.9)	Interest expense	$0.5	$0.5	$(0.4)
Foreign exchange contracts	(0.2)	2.6	(7.3)	Cost of goods sold	1.6	(3.3)	1.2
Total	$(0.2)	$2.6	$(10.2)		$2.1	$(2.8)	$0.8

The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $0.2 million increase to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI	Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
Derivative	2019		2019
Cross currency contracts	$1.1	Interest expense	$5.4

For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments as of November 30 were as follows:

	2019		2018
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$124.4	$124.4	$120.8	$120.8
Long-term debt (including current portion)	3,723.5	3,859.0	4,136.4	4,039.4
Derivatives related to:
Interest rates (assets)	20.9	20.9	—	—
Interest rates (liabilities)	—	—	6.4	6.4
Foreign currency (assets)	3.3	3.3	4.4	4.4
Foreign currency (liabilities)	3.6	3.6	6.4	6.4
Cross currency (assets)	3.2	3.2	—	—

Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value.
At November 30, 2019, the fair value of long-term debt includes $3,437.5 million and $421.5 million determined using Level 1 and Level 2 valuation techniques, respectively. At November 30, 2018, the fair value of long-term debt includes $3,172.7 million and $866.7 million determined using Level 1 and Level 2 valuation techniques, respectively. The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value. Long-term investments are comprised of fixed income and equity securities held on behalf of employees in certain employee benefit plans and are stated at fair value on the balance sheet.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2019, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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

•	Level 3: Unobservable inputs that reflect management’s own assumptions.
Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2019
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$155.4	$155.4	$—
Insurance contracts	121.7	—	121.7
Bonds and other long-term investments	2.7	2.7	—
Interest rate derivatives	20.9	—	20.9
Foreign currency derivatives	3.3	—	3.3
Cross currency contracts	3.2	—	3.2
Total	$307.2	$158.1	$149.1
Liabilities:
Foreign currency derivatives	3.6	—	3.6
Total	$3.6	$—	$3.6

		Fair value measurements using fair value hierarchy as of November 30, 2018
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$96.6	$96.6	$—
Insurance contracts	118.0	—	118.0
Bonds and other long-term investments	2.8	2.8	—
Foreign currency derivatives	4.4	—	4.4
Total	$221.8	$99.4	$122.4
Liabilities:
Interest rate derivatives	$6.4	$—	$6.4
Foreign currency derivatives	6.4	—	6.4
Total	$12.8	$—	$12.8

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
At November 30, 2019 and 2018, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2019	2018
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(266.5)	$(241.6)
Unrealized loss on foreign currency exchange contracts	—	(1.1)
Unamortized value of settled interest rate swaps	0.3	0.6
Pension and other postretirement costs	(234.0)	(117.8)
	$(500.2)	$(359.9)

(1)
The foreign currency translation adjustment of accumulated other comprehensive loss increased by $(24.9) million during the year ended November 30, 2019. Of that increase, $0.9 million was associated with net investment hedges as more fully described in Note 7.

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
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2019	2018	2017
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.5)	$(0.5)	$0.4	Interest expense
Foreign exchange contracts	(1.6)	3.3	(1.2)	Cost of goods sold
Total before taxes	(2.1)	2.8	(0.8)
Tax effect	0.4	(0.6)	0.2	Income taxes
Net, after tax	$(1.7)	$2.2	$(0.6)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service (credits) costs (1)	$(8.0)	$(8.5)	$(1.6)	Other income, net
Amortization of net actuarial losses (1)	2.6	12.6	9.7	Other income, net
Total before taxes	(5.4)	4.1	8.1
Tax effect	1.2	(1.0)	(2.8)	Income taxes
Net, after tax	$(4.2)	$3.1	$5.3

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
During fiscal years 2018 and 2017, we made the following significant changes to our employee benefit and retirement plans:
2018

•
On December 1, 2017, our Management Committee approved the freezing of benefits under our pension plans in Canada. The effective date of this freeze was November 30, 2019. Although those plans have been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.

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
Included in accumulated other comprehensive loss at November 30, 2019 was $303.0 million ($234.0 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $5.6 million ($4.1 million net of tax) in net periodic pension and postretirement benefit costs during 2020 related to the amortization of actuarial losses of $9.6 million and the amortization of prior service cost credits of $4.0 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2019	2018	2019	2018
Discount rate—funded plan	3.4%	4.7%	2.2%	3.3%
Discount rate—unfunded plan	3.3%	4.6%	—	—
Salary scale	—	—	2.9%	3.0-3.5%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2019	2018	2017	2019	2018	2017
Discount rate—funded plan	4.7%	4.0%	4.6%	3.3%	2.9%	3.2%
Discount rate—unfunded plan	4.6%	3.9%	4.5%	—	—	—
Salary scale	—%	3.8%	3.8%	3.4%	3.5%	3.4%
Expected return on plan assets	7.0%	7.3%	7.3%	5.5%	5.6%	5.5%

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
Our pension expense for the years ended November 30 was as follows:

	United States			International
(millions)	2019	2018	2017	2019	2018	2017
Service cost	$2.1	$17.0	$14.8	$3.6	$4.3	$6.2
Interest costs	34.4	31.6	31.7	9.5	9.2	10.4
Expected return on plan assets	(42.5)	(43.4)	(41.4)	(16.4)	(16.6)	(15.3)
Amortization of prior service costs	0.5	—	—	0.2	0.1	0.7
Amortization of net actuarial loss	2.3	9.9	5.8	1.2	2.8	4.1
Settlement/curtailment loss	—	—	—	—	0.5	0.6
	$(3.2)	$15.1	$10.9	$(1.9)	$0.3	$6.7

A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$752.6	$813.7	$292.9	$341.5
Service cost	2.1	17.0	3.6	4.3
Interest costs	34.4	31.6	9.5	9.2
Employee contributions	—	—	0.8	0.7
Plan amendments	—	5.2	(0.2)	3.4
Plan curtailments	—	—	—	(17.5)
Actuarial (gain) loss	134.6	(76.2)	51.8	(20.2)
Benefits paid	(38.9)	(36.3)	(14.7)	(13.2)
Business combinations	—	(2.4)	—	—
Expenses paid	—	—	(0.3)	(0.7)
Foreign currency impact	—	—	2.2	(14.6)
Benefit obligation at end of year	$884.8	$752.6	$345.6	$292.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$640.4	$654.2	$306.5	$331.3
Actual return on plan assets	62.2	13.6	42.7	(0.7)
Employer contributions	8.2	8.9	3.2	4.6
Employee contributions	—	—	0.8	0.7
Benefits paid	(38.9)	(36.3)	(14.7)	(13.2)
Expenses paid	—	—	(0.3)	(0.7)
Foreign currency impact	—	—	2.7	(15.5)
Fair value of plan assets at end of year	$671.9	$640.4	$340.9	$306.5
Funded status	$(212.9)	$(112.2)	$(4.7)	$13.6
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$884.8	$752.6	$103.9	$19.1
Accumulated benefit obligation	874.8	746.9	100.4	16.1
Fair value of plan assets	671.9	640.4	83.6	1.5

Included in the U.S. in the preceding table is a benefit obligation of $105.4 million and $94.9 million for 2019 and 2018, respectively, related to the SERP. The assets related to this plan, which totaled $85.5 million and $82.8 million as of November 30, 2019 and 2018, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
As part of our acquisition of RB Foods in August 2017, we assumed a defined benefit pension plan that covers eligible union employees of the Reckitt Benckiser food business (the "RB Foods Union Pension Plan"). The related plan assets and benefit obligation of the RB Foods Union Pension Plan are included in the U.S. in the preceding table. At the acquisition date, the funded status of that plan was $(20.5) million, based upon a preliminary valuation. During 2018, we finalized the purchase accounting valuation for this plan which improved the funded status of this plan by $2.4 million, to $(18.1) million at the date of acquisition. During 2019 and 2018, we made contributions of $1.8 million and $2.5 million, respectively, to the RB Foods Union Pension Plan.

Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2019	2018	2019	2018
Non-current pension asset	$—	$—	$15.6	$31.2
Accrued pension liability	212.9	112.2	20.3	17.6
Deferred income tax assets	58.5	32.7	13.3	8.8
Accumulated other comprehensive loss	183.9	97.7	60.1	40.1

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $874.8 million and $746.9 million as of November 30, 2019 and 2018, respectively. The accumulated benefit obligation for the international pension plans was $342.2 million and $286.8 million as of November 30, 2019 and 2018, respectively.
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
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2019
Asset Category	2019	2018	Target
Equity securities	63.3%	65.8%	59.0%
Fixed income securities	21.5%	20.5%	23.2%
Other	15.2%	13.7%	17.8%
Total	100.0%	100.0%	100.0%

The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2019
Asset Category	2019	2018	Target
Equity securities	50.4%	52.1%	53.0%
Fixed income securities	48.9%	47.8%	47.0%
Other	0.7%	0.1%	—%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 8, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2019	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$15.3	$15.3	$—
Equity securities:
U.S. equity securities(a)	276.5	148.5	128.0
International equity securities(b)	145.5	134.2	11.3
Fixed income securities:
U.S. government/corporate bonds(c)	51.2	49.1	2.1
High yield bonds(d)	40.1	—	40.1
International/government/corporate bonds(e)	26.8	26.8	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	25.9	22.0	3.9
Natural resources (h)	12.0	—	12.0
Total	$594.4	$395.9	$198.5
Investments measured at net asset value(i)
Hedge funds(j)	49.3
Private equity funds(k)	3.2
Private debt funds(l)	25.0
Total investments	$671.9

As of November 30, 2019	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$2.5	$2.5	$—
International equity securities(b)	171.6	—	171.6
Fixed income securities:
International/government/corporate bonds(e)	144.7	—	144.7
Insurance contracts(f)	22.1	—	22.1
Total investments	$340.9	$2.5	$338.4

As of November 30, 2018	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$16.0	$16.0	$—
Equity securities:
U.S. equity securities(a)	283.2	149.6	133.6
International equity securities(b)	132.7	126.1	6.6
Fixed income securities:
U.S./government/ corporate bonds(c)	46.2	44.1	2.1
High yield bonds(d)	36.7	—	36.7
International/government/ corporate bonds(e)	27.4	27.4	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	22.3	18.7	3.6
Natural resources (h)	12.6	—	12.6
Total	$578.2	$381.9	$196.3
Investments measured at net asset value(i)
Hedge funds(j)	36.7
Private equity funds(k)	5.6
Private debt funds(l)	19.9
Total investments	$640.4

As of November 30, 2018		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$2.0	$2.0	$—
International equity securities(b)	159.5	—	159.5
Fixed income securities:
International/government/corporate bonds(e)	125.2	—	125.2
Insurance contracts(f)	19.8	—	19.8
Total investments	$306.5	$2.0	$304.5

(a)	This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.

(b)	This category comprises international equity funds with varying benchmark indices.

(c)	This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.

(d)	This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.

(e)	This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.

(f)	This category comprises insurance contracts, the majority of which have a guaranteed investment return.

(g)	This category comprises funds investing in real estate investment trusts (REIT). An appropriate benchmark is the MSCI U.S. REIT Index.

(h)	This category comprises funds investing in natural resources. An appropriate benchmark is the Alerian master limited partnership (MLP) Index.

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
Equity securities in the U.S. pension plans included McCormick stock with a fair value of $64.4 million (0.4 million shares and 9.6% of total U.S. pension plan assets) and $57.2 million (0.4 million shares and 8.9% of total U.S. pension plan assets) at November 30, 2019 and 2018, respectively. Dividends paid on these shares were $0.9 million and $0.8 million in 2019 and 2018, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and International plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2020	$41.4	$14.1
2021	41.6	14.2
2022	43.1	14.4
2023	44.8	15.4
2024	46.7	15.3
2025-2029	243.8	77.3

U.S. Defined Contribution Retirement Plans
Effective December 1, 2018 for the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's salary for all U.S. employees who are employed on December 31 of each year. Prior to December 1, 2018, for the U.S. defined contribution retirement plan, we matched 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition, we made contributions of 3% of the participant's salary for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. We also sponsor a non-qualified defined contribution retirement plan. Our contributions charged to expense under all U.S. defined contribution retirement plans were $28.2 million, $15.5 million and $12.2 million in 2019, 2018 and 2017, respectively.
At the participant’s election, 401(k) retirement plans held 1.6 million shares of McCormick stock, with a fair value of $266.1 million, at November 30, 2019. Dividends paid on the shares held in the 401(k) retirement plans in 2019 and 2018 were $3.9 million in each year.
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
Our other postretirement benefit (income) expense for the years ended November 30 follows:

(millions)	2019	2018	2017
Service cost	$1.8	$2.0	$2.6
Interest costs	2.7	2.4	3.3
Amortization of prior service credits	(8.7)	(8.6)	(2.3)
Amortization of actuarial gains	(0.9)	(0.1)	(0.2)
Postretirement benefit (income) expense	$(5.1)	$(4.3)	$3.4

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$62.9	$70.9
Service cost	1.8	2.0
Interest costs	2.7	2.4
Employee contributions	0.3	0.4
Plan amendments	(0.4)	—
Other plan assumptions	(1.0)	(0.1)
Discount rate change	7.6	(4.5)
Actuarial (gain) loss	(2.5)	(3.0)
Benefits paid	(4.2)	(5.2)
Benefit obligation at end of year	$67.2	$62.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3.9	4.8
Employee contributions	0.3	0.4
Benefits paid	(4.2)	(5.2)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$67.2	$62.9

Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2020	$3.7	$1.4	$5.1
2021	3.7	1.4	5.1
2022	3.7	1.4	5.1
2023	3.7	1.4	5.1
2024	3.7	1.4	5.1
2025-2029	18.0	6.5	24.5

The assumed discount rate in determining the benefit obligation was 3.1% and 4.5% for 2019 and 2018, respectively.
For 2019, the assumed annual rate of increase in the cost of covered health care benefits is 6.5% (7.3% last year). It is assumed to decrease gradually to 4.5% in the year 2030 (4.5% in 2028 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2019.
11.  STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options and company stock awarded as part of our long-term performance plan (LTPP). Total stock-based compensation expense for 2019, 2018 and 2017 was $37.2 million, $25.6 million and $23.9 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2019 was $27.5 million and the weighted-average period over which this will be recognized is 1.4 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2019, we have 5.1 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
For all awards, forfeiture rates are considered in the calculation of compensation expense.
The following summarizes the key terms and the methods of valuation and expense recognition for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder. Compensation expense is recorded in the consolidated income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2019		2018		2017
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	423	$103.05	267	$86.47	267	$80.08
Granted	129	143.23	278	112.72	131	94.63
Vested	(159)	104.15	(113)	88.15	(118)	80.62
Forfeited	(12)	113.55	(9)	96.53	(13)	90.85
Outstanding—end of year	381	$115.89	423	$103.05	267	$86.47

Stock Options
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options vest ratably over a three-year period or, if earlier, upon the retirement-eligibility dates of the holders and are exercisable over a 10-year period. Upon exercise of the option, shares are issued from our authorized and unissued shares.
The fair value of the options is estimated with a lattice option pricing model which uses the assumptions in the following table. We believe the lattice model provides an appropriate estimate of fair value of our options as it allows for a range of possible outcomes over an option term and can be adjusted for changes in certain assumptions over time. Expected volatilities are based primarily on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is an output of the option pricing model and estimates the period of time that options are expected to remain unexercised. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is calculated based on the fair value of the options on the date of grant. This compensation is recorded in the consolidated income statement ratably over the shorter of the period until vested or the employee's retirement eligibility date.
The per share weighted-average fair value for all options granted was $27.51, $20.30 and $17.61 in 2019, 2018 and 2017, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2019	2018	2017
Risk-free interest rates	2.2 - 2.5%	1.7 - 2.9%	0.9 - 2.4%
Dividend yield	1.5%	2.0%	1.9%
Expected volatility	17.4%	18.4%	18.7%
Expected lives	7.5 years	7.6 years	7.6 years

Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2019		2018		2017
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	3.6	$82.60	4.8	$71.91	4.9	$66.00
Granted	0.3	147.39	0.4	105.95	0.6	98.07
Exercised	(1.3)	71.08	(1.6)	55.28	(0.7)	50.63
Outstanding—end of year	2.6	96.18	3.6	82.60	4.8	71.91
Exercisable—end of year	1.9	$86.61	2.8	$76.54	3.8	$65.34

As of November 30, 2019, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $189.6 million and for options currently exercisable was $157.6 million. At November 30, 2019, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2019, 2018 and 2017 was $111.0 million, $108.0 million and $31.4 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2019 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$38.00 - $79.00	0.9	4.4	$71.40	0.9	4.4	$71.40
$79.01 - $103.00	1.0	6.8	99.04	0.9	6.7	99.22
$103.01 - $149.00	0.7	8.8	125.75	0.1	8.3	106.65
	2.6	6.5	$96.18	1.9	5.7	$86.61

LTPP
Our LTPP grants in 2018 and 2017 will deliver awards in a combination of cash and company stock. The stock compensation portion of the LTPP awards shares of company stock if certain company performance objectives are met at the end of a three-year period. LTPP awards granted in 2019 will be delivered entirely in company stock, with the target award calculated using a combination of a market-based total shareholder return and performance-based components. These awards are valued based on the fair value of the underlying stock on the date of grant. Compensation expense is recorded in the income statement ratably over the three-year period of the program based on the number of shares ultimately expected to be awarded using our estimate of the most likely outcome of achieving the performance objectives.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2019		2018		2017
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	218	$83.55	220	$84.31	201	$78.10
Granted	68	150.51	86	101.90	78	89.96
Vested	(57)	86.40	(60)	74.02	(43)	69.04
Performance adjustment	(33)	89.96	(26)	86.40	(16)	74.02
Forfeited	—	—	(2)	97.41	—	—
Outstanding—end of year	196	$115.96	218	$83.55	220	$84.31

12. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2019	2018	2017
Income taxes
Current
Federal	$52.3	$92.9	$67.1
State	10.7	11.0	6.2
International	73.5	78.7	53.9
	136.5	182.6	127.2
Deferred
Federal	26.4	(340.3)	23.8
State	3.6	1.5	0.9
International	(9.1)	(1.1)	(0.6)
	20.9	(339.9)	24.1
Total income tax expense (benefit)	$157.4	$(157.3)	$151.3

In December 2017, President Trump signed into law Pub. L. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Act were effective during our fiscal year ended November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year beginning December 1, 2018. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. The U.S. Tax Act creates a new requirement that certain income earned by foreign subsidiaries, known as Global Intangible Low-Taxed Income (GILTI), must be included in the gross income of the subsidiary’s U.S. shareholder. This provision of the U.S. Tax Act was effective for us for our fiscal year beginning December 1, 2018. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred.  We have elected to treat GILTI as a current period expense when incurred.

Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate has reduced our net U.S. deferred income tax liability by $380.0 million and is reflected as a reduction in our income tax expense in our results for the year ended November 30, 2018. The U.S. Tax Act imposes a one-time transition tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. This transition tax, based on our fiscal 2018 tax return filed in fiscal 2019, was $76.0 million (we estimated the transition tax to be $75.3 million in fiscal 2018). The cash tax effects of the transition tax, reduced by the utilization of $21.1 million of current and carried forward excess foreign tax credits, as well as other items of $7.7 million, resulted in a net tax liability of $47.2 million, which can be remitted in installments over an eight-year period as we are doing. As of November 30, 2019, our remaining unpaid transition tax is $43.4 million. In addition to the estimated transition tax of $75.3 million recognized in 2018, we incurred additional foreign withholding taxes, net of a U.S. foreign tax credit, of $7.9 million and a $4.7 million reduction in our fiscal 2018 income taxes as a consequence of the transition tax, both of which we recognized as a component of our income tax expense for the year ended November 30, 2018, for a net transition tax impact recognized in 2018 of $78.5 million.

In 2019, current federal income tax expense increased by $8.3 million from $44.0 million (exclusive of non-recurring U.S. Tax Act impacts of $48.9 million) in 2018 to $52.3 million in 2019. Deferred federal expense decreased by $2.6 million from $29.0 million (exclusive of non-recurring U.S. Tax Act impacts of $369.3 million) in 2018 to $26.4 million in 2019. The net change in current federal income tax expense principally stemmed from higher pretax income in the U.S. in 2019 compared to 2018.
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2019	2018	2017
Pretax income
United States	$569.0	$492.2	$382.1
International	250.2	249.1	212.7
	$819.2	$741.3	$594.8

A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2019	2018	2017
Federal statutory tax rate	21.0%	22.2%	35.0%
State income taxes, net of federal benefits	1.6	1.5	0.8
International tax at different effective rates	1.6	0.4	(4.8)
U.S. tax on remitted and unremitted earnings	0.5	0.6	0.4
Stock compensation expense	(2.8)	(2.9)	(1.6)
U.S. manufacturing deduction	—	(0.8)	(1.8)
Changes in prior year tax contingencies	(0.3)	(0.8)	(2.1)
Non-recurring benefit of U.S. Tax Act	(0.2)	(40.7)	—
Intra-entity asset transfer	(1.8)	—	—
Other, net	(0.4)	(0.7)	(0.5)
Total	19.2%	(21.2)%	25.4%

Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2019	2018
Deferred tax assets
Employee benefit liabilities	$103.3	$82.7
Other accrued liabilities	32.3	40.0
Inventory	7.5	8.0
Tax loss and credit carryforwards	46.8	57.2
Other	48.1	44.2
Valuation allowance	(32.4)	(32.9)
	205.6	199.2
Deferred tax liabilities
Depreciation	82.6	77.8
Intangible assets	770.5	782.8
Other	5.5	5.3
	858.6	865.9
Net deferred tax liability	$(653.0)	$(666.7)

At November 30, 2019, our non-U.S. subsidiaries have tax loss carryforwards of $183.3 million. Of these carryforwards, $2.4 million expire in 2020, $6.1 million from 2021 through 2022, $59.3 million from 2023 through 2036 and $115.5 million may be carried forward indefinitely.
At November 30, 2019, our non-U.S. subsidiaries have capital loss carryforwards of $26.0 million. All of these carryforwards may be carried forward indefinitely.
A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. The $0.5 million net decrease in the valuation allowance from November 30, 2018 to November 30, 2019 mainly relates to subsidiaries' net operating losses, capital losses and other tax attributes which may not be realized in future periods.

Historically, we have not provided deferred income taxes on the cumulative undistributed earnings of our international subsidiaries. During fiscal 2018, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested as of January 1, 2018; therefore, we recognized $7.9 million of income tax expense in fiscal 2018. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely. Therefore, in 2019 there were no incremental previously undistributed earnings that no longer met the requirements of indefinite reinvestment. While federal income tax expense has been recognized as a result of the U.S. Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2019	2018	2017
Balance at beginning of year	$27.9	$39.1	$58.3
Additions for current year tax positions	6.6	6.5	7.3
Additions for prior year tax positions	0.6	0.3	0.9
Reductions for prior year tax positions	(0.3)	(6.9)	(8.4)
Settlements	—	—	(18.1)
Statute expirations	(2.5)	(9.1)	(2.1)
Foreign currency translation	(0.3)	(2.0)	1.2
Balance at November 30	$32.0	$27.9	$39.1

As of November 30, 2019, if recognized, all of the $32.0 million of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $2.1 million, $0.1 million and $0.4 million in 2019, 2018 and 2017, respectively. As of November 30, 2019 and 2018, we had accrued $7.1 million and $5.1 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2019 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2016. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2012.
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
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2019	2018	2017
Average shares outstanding—basic	132.6	131.5	126.8
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.5	1.7	1.6
Average shares outstanding—diluted	134.1	133.2	128.4

The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2019	2018	2017
Antidilutive securities	0.1	0.2	1.1

14.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2019 and 2018, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we believe that the likelihood that any such excess might have a material adverse effect on our financial statements is remote.
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
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, the products within each of our segments are regarded as fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
Historically, we have measured segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. Beginning in 2017, we also excluded transaction and integration expenses related to our acquisition of RB Foods from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the RB Foods business. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for purposes of internal reporting, performance evaluation, or capital allocation.
In 2019, the Company transferred management responsibility for certain export operations in both its consumer and flavor solutions segments between geographies within each respective segment, shifting from the Americas to the

Asia/Pacific regions within each segment, with no change in segment sales or segment operating income for either the consumer or flavor solutions segment in total.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 11% of consolidated sales in 2019, 2018 and 2017. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 10% of consolidated sales in both 2019 and 2018 and approximately 11% in 2017.
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
Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2019
Net sales	$3,269.8	$2,077.6	$5,347.4	$—	$5,347.4
Operating income excluding special charges	676.3	302.2	978.5	—	978.5
Income from unconsolidated operations	31.8	9.1	40.9	—	40.9
Assets	—	—	9,950.3	411.8	10,362.1
Capital expenditures	—	—	121.8	51.9	173.7
Depreciation and amortization	—	—	118.0	40.8	158.8
2018
Net sales	$3,247.0	$2,055.8	$5,302.8	$—	$5,302.8
Operating income excluding special charges and transaction and integration expenses	637.1	292.8	929.9	—	929.9
Income from unconsolidated operations	29.5	5.3	34.8	—	34.8
Assets	—	—	10,015.8	240.6	10,256.4
Capital expenditures	—	—	126.3	42.8	169.1
Depreciation and amortization	—	—	115.0	35.7	150.7
2017
Net sales	$2,901.6	$1,828.7	$4,730.3	$—	$4,730.3
Operating income excluding special charges and transaction and integration expenses	562.4	221.3	783.7	—	783.7
Income from unconsolidated operations	28.9	5.0	33.9	—	33.9
Assets	—	—	10,036.7	349.1	10,385.8
Capital expenditures	—	—	153.6	28.8	182.4
Depreciation and amortization	—	—	99.8	25.4	125.2

A reconciliation of operating income excluding special charges and, for 2018 and 2017, transaction and integration expenses, to operating income for 2019, 2018 and 2017 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2019
Operating income excluding special charges	$676.3	$302.2	$978.5
Less: Special charges	13.1	7.7	20.8
Operating income	$663.2	$294.5	$957.7

2018
Operating income excluding special charges and transaction and integration expenses	$637.1	$292.8	$929.9
Less: Special charges	10.0	6.3	16.3
Less: Transaction and integration expenses	15.0	7.5	22.5
Operating income	$612.1	$279.0	$891.1

2017
Operating income excluding special charges and transaction and integration expenses	$562.4	$221.3	$783.7
Less: Special charges	15.3	6.9	22.2
Less: Transaction and integration expenses included in cost of goods sold	13.6	7.3	20.9
Less: Other transaction and integration expenses	27.1	13.7	40.8
Operating income	$506.4	$193.4	$699.8
Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2019
Net sales	$3,226.3	$986.1	$1,135.0	$5,347.4
Long-lived assets	6,397.0	1,032.4	875.4	8,304.8
2018
Net sales	$3,145.0	$1,021.1	$1,136.7	$5,302.8
Long-lived assets	6,411.0	1,057.1	874.6	8,342.7
2017
Net sales	$2,748.7	$948.9	$1,032.7	$4,730.3
Long-lived assets	6,329.1	1,125.3	881.2	8,335.6

Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

16.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet and cash flow follow:

For the year ended November 30 (millions)	2019	2018	2017
Other income, net
Pension and other postretirement benefit income	$17.7	12.2	2.6
Interest income	10.1	7.1	5.7
Other	(1.1)	5.5	(2.2)
	$26.7	$24.8	$6.1

At November 30 (millions)	2019	2018
Inventories
Finished products	$413.3	$406.1
Raw materials and work-in-process	387.9	380.2
	$801.2	$786.3
Prepaid expenses	$36.0	$27.2
Other current assets	54.7	51.7
	$90.7	$78.9
Property, plant and equipment
Land and improvements	$67.5	$62.6
Buildings (including capital lease)	658.5	626.2
Machinery, equipment and other	1,007.8	947.5
Construction-in-progress	85.8	105.1
Accumulated depreciation	(867.0)	(799.9)
	$952.6	$941.5
Other long-term assets
Investments in affiliates	$186.0	$167.2
Long-term investments	124.4	120.8
Software, net of accumulated amortization $275.0 for 2019 and $281.5 for 2018	76.4	43.6
Other	120.3	102.2
	$507.1	$433.8
Other accrued liabilities
Payroll and employee benefits	$184.9	$176.5
Sales allowances	137.2	142.1
Other	287.0	329.6
	$609.1	$648.2
Other long-term liabilities
Pension	$226.9	$123.1
Postretirement benefits	62.7	58.5
Unrecognized tax benefits	37.6	31.0
Other	100.4	100.5
	$427.6	$313.1

For the year ended November 30 (millions)	2019	2018	2017
Depreciation	$113.6	$104.8	$85.2
Software amortization	13.7	14.0	14.5
Interest paid	169.8	179.8	72.1
Income taxes paid	137.2	154.6	155.6

Dividends paid per share were $2.28 in 2019, $2.08 in 2018 and $1.88 in 2017. Dividends declared per share were $2.33 in 2019, $2.13 in 2018, and $1.93 in 2017.

17.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2019
Net sales	$1,231.5	$1,301.9	$1,329.2	$1,484.8
Gross profit	466.9	508.5	539.9	630.0
Operating income	196.9	208.1	253.5	299.2
Net income	148.0	149.4	191.9	213.4
Basic earnings per share	1.12	1.13	1.45	1.60
Diluted earnings per share	1.11	1.12	1.43	1.59
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.57	0.57	0.57	0.57
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.57	0.57	1.19
2018
Net sales	$1,215.4	$1,301.3	$1,318.2	$1,467.9
Gross profit	460.4	505.4	522.5	605.0
Operating income	181.1	188.6	229.9	291.5
Net income	422.6	123.3	173.5	214.0
Basic earnings per share	3.22	0.94	1.32	1.62
Diluted earnings per share	3.18	0.93	1.30	1.60
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.52	0.52	0.52	0.52
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.52	0.52	1.09

Operating income for the first quarter of 2019 included $2.1 million of special charges, with an after-tax impact of $1.6 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the second quarter of 2019 included $7.1 million of special charges, with an after-tax impact of $5.4 million and a per share impact of $0.04 for both basic and diluted earnings per share. Operating income for the third quarter of 2019 included $7.7 million of special charges, with an after-tax impact of $6.1 million and a per share impact of $0.04 for both basic and diluted earnings per share. Net income for the third quarter of 2019 included $1.5 million of non-recurring income tax expense related to enactment of the U.S. Tax Act, with a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2019 included $3.9 million of special charges, with an after-tax impact of $3.0 million and a per share impact of $0.02 for both basic and diluted earnings per share.

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

See notes 2 and 3 for details with respect to the transaction and integration expenses and actions undertaken in connection with these special charges, respectively. See note 12 for details regarding the non-recurring income tax benefits related to enactment of the U.S. Tax Act.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2019 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2020 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement.

PART IV.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 28, 2020, are included herein in Part II, Item 8.
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

(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Exhibit Number	Description
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

	(xi)	Description of Securities of McCormick & Company, Incorporated	Filed herewith

(10)		Material contracts

		Exhibit Number	Description
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
The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*

	(vi)	Form of Long-Term Performance Plan Agreement	Filed herewith

	(vii)	Form of Restricted Stock Units Agreement	Filed herewith

	(viii)	Form of Restricted Stock Units Agreement for Directors	Filed herewith

	(ix)	Form of Non-Qualified Stock Option Agreement	Filed herewith

	(x)	Form of Non-Qualified Stock Option Agreement for Directors	Filed herewith

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

(101)
The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2019, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.

(104)
Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2019, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 28, 2020
	Lawrence E. Kurzius	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 28, 2020
	Lawrence E. Kurzius	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 28, 2020
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 28, 2020
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

January 28, 2020
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 28, 2020
Michael A. Conway

/s/ FREEMAN A. HRABOWSKI, III	January 28, 2020
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 28, 2020
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 28, 2020
Patricia Little

/s/ MICHAEL D. MANGAN	January 28, 2020
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 28, 2020
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 28, 2020
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 28, 2020
Gary M. Rodkin

/s/ W. ANTHONY VERNON	January 28, 2020
W. Anthony Vernon

/s/ JACQUES TAPIERO	January 28, 2020
Jacques Tapiero

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2019:
Allowance for doubtful receivables	$6.4	$1.1	$(1.8)	$(0.1)	$5.6
Valuation allowance on net deferred tax assets	32.9	2.6	(0.5)	(2.6)	32.4
	$39.3	$3.7	$(2.3)	$(2.7)	$38.0
Deducted from asset accounts:
Year ended November 30, 2018:
Allowance for doubtful receivables	$6.6	$1.1	$(0.6)	$(0.7)	$6.4
Valuation allowance on net deferred tax assets	26.0	11.1	(2.2)	(2.0)	32.9
	$32.6	$12.2	$(2.8)	$(2.7)	$39.3
Deducted from asset accounts:
Year ended November 30, 2017:
Allowance for doubtful receivables	$4.2	$2.6	$0.3	$(0.5)	$6.6
Valuation allowance on net deferred tax assets	10.5	15.1	1.8	(1.4)	26.0
	$14.7	$17.7	$2.1	$(1.9)	$32.6