Form 10-Q
period 2020-02-29
MCCORMICK & CO INC
filed 2020-03-31
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 29, 2020
Common Stock	9,263,314
Common Stock Non-Voting	123,640,577

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended
	February 29, 2020	February 28, 2019
Net sales	$1,212.0	$1,231.5
Cost of goods sold	742.1	764.6
Gross profit	469.9	466.9
Selling, general and administrative expense	274.7	267.9
Special charges	1.0	2.1
Operating income	194.2	196.9
Interest expense	35.3	43.0
Other income, net	5.5	6.1
Income from consolidated operations before income taxes	164.4	160.0
Income tax expense	30.1	22.1
Net income from consolidated operations	134.3	137.9
Income from unconsolidated operations	10.4	10.1
Net income	$144.7	$148.0
Earnings per share – basic	$1.09	$1.12
Average shares outstanding – basic	133.0	132.2
Earnings per share – diluted	$1.08	$1.11
Average shares outstanding – diluted	134.3	133.8
Cash dividends paid per share – voting	$0.62	$0.57
Cash dividends paid per share – non-voting	$0.62	$0.57
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	February 29, 2020	February 28, 2019
Net income	$144.7	$148.0
Net income attributable to non-controlling interest	0.9	0.5
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans	2.4	(2.4)
Currency translation adjustments	(20.0)	36.7
Change in derivative financial instruments	(0.7)	0.1
Deferred taxes	(1.7)	(2.0)
Total other comprehensive income (loss)	(20.0)	32.4
Comprehensive income	$125.6	$180.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 29, 2020	February 28, 2019	November 30, 2019
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$170.8	$102.3	$155.4
Trade accounts receivable, net	409.9	435.7	502.9
Inventories, net
Finished products	449.5	415.9	413.3
Raw materials and work-in-process	386.1	391.4	387.9
	835.6	807.3	801.2
Prepaid expenses and other current assets	108.1	82.7	90.7
Total current assets	1,524.4	1,428.0	1,550.2
Property, plant and equipment, net	936.0	934.6	952.6
Goodwill	4,496.9	4,538.5	4,505.2
Intangible assets, net	2,840.1	2,869.2	2,847.0
Other long-term assets	694.3	457.6	507.1
Total assets	$10,491.7	$10,227.9	$10,362.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$725.0	$603.4	$600.7
Current portion of long-term debt	88.9	85.8	97.7
Trade accounts payable	789.4	673.8	846.9
Other accrued liabilities	469.1	466.1	609.1
Total current liabilities	2,072.4	1,829.1	2,154.4
Long-term debt	3,627.9	4,034.0	3,625.8
Deferred taxes	699.4	704.4	697.6
Other long-term liabilities	517.4	317.7	427.6
Total liabilities	6,917.1	6,885.2	6,905.4
Shareholders’ Equity
Common stock	450.8	404.4	447.6
Common stock non-voting	1,450.7	1,376.1	1,441.0
Retained earnings	2,179.9	1,877.9	2,055.8
Accumulated other comprehensive loss	(519.5)	(327.4)	(500.2)
Total McCormick shareholders' equity	3,561.9	3,331.0	3,444.2
Non-controlling interests	12.7	11.7	12.5
Total shareholders’ equity	3,574.6	3,342.7	3,456.7
Total liabilities and shareholders’ equity	$10,491.7	$10,227.9	$10,362.1
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended
	February 29, 2020	February 28, 2019
Operating activities
Net income	$144.7	$148.0
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	41.9	40.3
Stock-based compensation	6.4	6.7
Income from unconsolidated operations	(10.4)	(10.1)
Changes in operating assets and liabilities	(148.9)	(92.7)
Dividends from unconsolidated affiliates	11.1	11.4
Net cash flow provided by operating activities	44.8	103.6
Investing activities
Capital expenditures (including software)	(38.5)	(25.4)
Other investing activities	0.2	0.1
Net cash flow used in investing activities	(38.3)	(25.3)
Financing activities
Short-term borrowings, net	125.2	44.3
Long-term debt repayments	(20.5)	(21.5)
Proceeds from exercised stock options	7.7	6.7
Taxes withheld and paid on employee stock awards	(3.0)	(3.1)
Common stock acquired by purchase	(19.9)	(30.5)
Dividends paid	(82.4)	(75.3)
Net cash flow provided by (used in) financing activities	7.1	(79.4)
Effect of exchange rate changes on cash and cash equivalents	1.8	6.8
Increase in cash and cash equivalents	15.4	5.7
Cash and cash equivalents at beginning of period	155.4	96.6
Cash and cash equivalents at end of period	$170.8	$102.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2019
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	148.0	—	—	148.0
Net income attributable to non-controlling interest			—	—	—	0.5	0.5
Other comprehensive income (loss), net of tax			—	—	32.5	(0.1)	32.4
Stock-based compensation			6.7	—	—	—	6.7
Shares purchased and retired	—	(0.2)	(3.9)	(30.3)	—	—	(34.2)
Shares issued	0.1	—	7.1	—	—	—	7.1
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, February 28, 2019	9.6	122.4	$1,780.5	$1,877.9	$(327.4)	$11.7	$3,342.7

Three months ended February 29, 2020
Balance, November 30, 2019	9.3	123.6	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	144.7	—	—	144.7
Net income attributable to non-controlling interest			—	—	—	0.9	0.9
Other comprehensive loss, net of tax			—	—	(19.3)	(0.7)	(20.0)
Stock-based compensation			6.4	—	—	—	6.4
Shares purchased and retired	—	(0.1)	(2.7)	(20.6)	—	—	(23.3)
Shares issued	0.1	—	9.2	—	—	—	9.2
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, February 29, 2020	9.3	123.6	$1,901.5	$2,179.9	$(519.5)	$12.7	$3,574.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. The consolidated balance sheet as of February 28, 2019 includes a reclassification of $41.9 million of capitalized software from property, plant and equipment, net, to other long-term assets to conform to our current presentation.
The results of consolidated operations for the three-month period ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations are lower in the first half of the fiscal year and increase in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2019.
Accounting Pronouncements Adopted in 2020

As more fully described in note 1 of notes to consolidated financial statements included in our Form 10-K for the year ended November 30, 2019, we were required to adopt the new accounting standard for leases, Accounting Standards Codification Topic 842 Leases (ASC 842), as of December 1, 2019 and we elected to do so using a modified retrospective transition method. That modified retrospective transition method allowed us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings in the opening balance sheet in the period of adoption without restating prior periods. ASC 842 revised prior practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors and requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets. Under ASC 842, the lease liability is equal to the present value of lease payments, and the right-of-use asset is based on the lease liability, subject to adjustments, such as for deferred rent and initial direct costs. For income statement purposes, ASC 842 retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to prior accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to prior accounting by lessees for capital leases under ASC 840).

We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carryforward the historical lease classification. In addition, we made accounting policy elections to combine the lease and non-lease components for all asset categories other than real estate. We also made elections to exclude from balance sheet reporting those leases with initial terms of 12 months or less ("short-term leases").

Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $136.5 million and $140.0 million, respectively, with the difference due to prepaid and deferred rent that were reclassified to the ROU asset value. No cumulative-effect adjustment to opening retained earnings was required as of December 1, 2019. The standard did not materially affect our consolidated net income or cash flows for the three-month period ended February 29, 2020. See note 4 for further details.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. The ASU is effective for the first quarter of our fiscal year ending November 30, 2021, and we anticipate that it will primarily impact our credit losses recognized for trade accounts receivable. While we are currently evaluating the effect that ASU No. 2016-13 will have on our consolidated financial statements, we do not expect this guidance to have a material impact.

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

The following is a summary of special charges recognized in the three months ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Employee severance and related benefits	$0.3	$0.6
Other costs	0.7	1.5
Total	$1.0	$2.1

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

In 2017, our Management Committee approved a multi-year initiative during which we expect to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as Global Enablement ("GE"), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to the initiative. We incurred $1.0 million of special charges associated with our GE initiative during the three months ended February 29, 2020. Prior to this, through November 30, 2019, we have spent a cumulative total of $38.3 million on this initiative.

During the three months ended February 29, 2020, we recorded $1.0 million of special charges, all of which related to our GE initiative, including $0.5 million of third-party expenses, $0.3 million related to severance and related benefits, and $0.2 million related to other costs.

During the three months ended February 28, 2019, we recorded $2.1 million of special charges, consisting primarily of costs related to our GE initiative. Of the $2.1 million in special charges recognized in the first quarter of 2019 related to our GE initiative, $1.0 million related to third party expenses, $0.6 million related to employee severance and related benefits, and $0.5 million related to other costs.

As of February 29, 2020, reserves associated with special charges, which are expected to be paid during the remainder of fiscal year 2020, are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segments of special charges for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Consumer segment	$0.6	$1.5
Flavor solutions segment	0.4	0.6
Total special charges	$1.0	$2.1

3. FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

During each of the three months ended February 29, 2020 and February 28, 2019, we repaid $18.8 million (representing the required quarterly principal payment) of the five-year term loan due August 17, 2022.

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

Foreign currency exchange risk. We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. Management assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contract and currency swaps to reduce fluctuations in the long or short currency positions. Forward contracts are generally less than 18 months duration. Currency swap agreements are established in conjunction with the terms of the underlying debt issues.

At February 29, 2020, we had foreign currency exchange contracts to purchase or sell $517.1 million of foreign currencies as compared to $489.2 million at November 30, 2019. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at February 29, 2020 have durations of less than 12 months, including $194.6 million of notional contracts that have durations of less than seven days and are used to hedge short-term cash flow funding.

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

We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries. At February 29, 2020, the notional value of these contracts was $400.8 million. During the three months ended February 29, 2020 and February 28, 2019, we recognized (losses) gains of $(2.2) million and $1.7 million, respectively, on the change in fair value of these contracts and gains (losses) of $2.0 million and $(1.8) million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

We also utilize cross currency interest rate swap contracts that are considered net investment hedges. As of February 29, 2020, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S.

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

As of February 29, 2020, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on these swap contracts was offset by a corresponding increase or decrease of the value of the hedged debt. Hedge ineffectiveness was not material.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, other long-term assets, other accrued liabilities or other long-term liabilities, depending upon their nature and maturity.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of February 29, 2020	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$34.2	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	244.1	5.6	Other accrued liabilities	273.0	7.6
Cross currency contracts	Other current assets / Other long-term assets	247.3	2.6	Other long-term liabilities	243.9	1.0
Total			$42.4			$8.6

As of February 28, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$250.0	$0.1	Other accrued liabilities	$100.0	$4.0
Foreign exchange contracts	Other current assets	343.0	3.2	Other accrued liabilities	204.8	4.8
Cross currency contracts	Other current assets / Other long-term assets	—	—	Other long-term liabilities	509.8	9.2
Total			$3.3			$18.0

As of November 30, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$20.9	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	293.1	3.3	Other accrued liabilities	196.1	3.6
Cross currency contracts	Other current assets / Other long-term assets	495.5	3.2	Other long-term liabilities	—	—
Total			$27.4			$3.6

The following tables disclose the impact of derivative instruments on our other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and our consolidated income statement for the three-month periods ended February 29, 2020 and February 28, 2019 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended February 29, 2020	Three months ended February 28, 2019
Interest rate contracts	Interest expense	$0.5	$0.2

Three months ended	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		February 29, 2020	February 28, 2019	Hedged item		February 29, 2020	February 28, 2019
Foreign exchange contracts	Other income, net	$(2.2)	$1.7	Intercompany loans	Other income, net	$2.0	$(1.8)

Cash Flow Hedges
Three months ended
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019
Interest rate contracts	$—	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	0.6	(1.2)	Cost of goods sold	0.4	0.3
Total	$0.6	$(1.2)		$0.5	$0.4

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $0.3 million as an increase to earnings.

Net Investment Hedges
Three months ended
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019
Cross currency contracts	$0.2	$(9.5)	Interest expense	$1.3	$0.3

For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

4. LEASES

Our lease portfolio primarily consists of (i) certain real estate, including those related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including forklifts; and (iii) automobiles, delivery trucks and other vehicles, including an airplane. When our real estate lease arrangements include lease and non-lease components (for example, common area maintenance), we account for each component separately, based on their relative standalone prices. For all other asset categories, we combine lease components and non-lease components into a single lease commitment. We determine if an agreement is a lease or contains a lease at inception. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of lease payments over the lease term and are recognized at the lease commencement date.

As most of our leases do not provide an implicit borrowing rate, we use our estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. A limited number of our lease agreements include rental payments that are adjusted periodically based on a market rate or index. Our lease agreements generally do not contain residual value guarantees or material restrictive covenants.

The components of lease expense for the three months ended February 29, 2020 were as follows (in millions):

Operating lease cost	$10.1
Finance lease cost:
Amortization of ROU assets	2.2
Interest on lease liabilities	1.1
Net lease cost (1)	$13.4

(1) Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Supplemental balance sheet information related to leases as of February 29, 2020 were as follows (in millions):

Leases	Classification
Assets
Operating lease ROU assets	Other long-term assets	$128.5

Finance lease ROU assets	Property, plant and equipment, net	127.5

Total leased assets		$256.0

Liabilities
Current
Operating	Other accrued liabilities	$34.2
Finance	Current portion of long-term debt	7.2
Non-current
Operating	Other long-term liabilities	97.8
Finance	Long-term debt	130.7
Total lease liabilities		$269.9

Information regarding our lease terms and discount rates as of February 29, 2020 were as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.8	2.2%
Finance leases	14.7	3.3%

The future maturity of our lease liabilities as of February 29, 2020 were as follows (in millions):

	Operating leases	Finance leases	Total
2020 (remainder of year)	$28.4	$8.5	$36.9
2021	31.6	11.4	43.0
2022	23.2	11.4	34.6
2023	17.2	11.4	28.6
2024	10.9	11.5	22.4
Thereafter	33.8	125.9	159.7
Total lease payments	145.1	180.1	325.2
Less: Imputed interest	13.1	42.2	55.3
Total lease liabilities	$132.0	$137.9	$269.9

Supplemental cash flow and other information related to leases for the three months ended February 29, 2020 were as follows (in million):

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$10.0
Operating cash flows used for finance leases	1.1
Financing cash flows used for finance leases	1.7

ROU assets obtained in exchange for lease liabilities
Operating leases	$1.3

5.FAIR VALUE MEASUREMENTS

Fair value can be measured using valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
At February 29, 2020, February 28, 2019 and November 30, 2019, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 29, 2020
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$170.8	$170.8	$—
Insurance contracts	120.4	—	120.4
Bonds and other long-term investments	0.7	0.7	—
Interest rate derivatives	34.2	—	34.2
Foreign currency derivatives	5.6	—	5.6
Cross currency contracts	2.6	—	2.6
Total	$334.3	$171.5	$162.8
Liabilities
Foreign currency derivatives	$7.6	$—	$7.6
Cross currency contracts	1.0	—	1.0
Total	$8.6	$—	$8.6

		February 28, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$102.3	$102.3	$—
Insurance contracts	111.5	—	111.5
Bonds and other long-term investments	8.1	8.1	—
Interest rate derivatives	0.1	—	0.1
Foreign currency derivatives	3.2	—	3.2
Total	$225.2	$110.4	$114.8
Liabilities
Foreign currency derivatives	$4.8	$—	$4.8
Interest rate derivatives	4.0	—	4.0
Cross currency contracts	9.2	—	9.2
Total	$18.0	$—	$18.0

		November 30, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$155.4	$155.4	$—
Insurance contracts	121.7	—	121.7
Bonds and other long-term investments	2.7	2.7	—
Interest rate derivatives	20.9	—	20.9
Foreign currency derivatives	3.3	—	3.3
Cross currency contracts	3.2	—	3.2
Total	$307.2	$158.1	$149.1
Liabilities
Foreign currency derivatives	$3.6	$—	$3.6
Total	$3.6	$—	$3.6
Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar-type assets. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate derivatives, foreign currency derivatives, and cross currency contracts are based on values for similar instruments using models with market-based inputs.
The following table sets forth the carrying amounts and fair values of our long-term debt (including the current portion thereof) at February 29, 2020, February 28, 2019 and November 30, 2019 (in millions):

	February 29, 2020	February 28, 2019	November 30, 2019
Carrying amount	$3,716.8	$4,119.8	$3,723.5
Fair value	3,936.7	4,068.8	3,859.0

Level 1 valuation techniques	$3,536.6	$3,222.2	$3,437.5
Level 2 valuation techniques	400.1	846.6	421.5
Total fair value	$3,936.7	$4,068.8	$3,859.0
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

6.EMPLOYEE BENEFIT AND RETIREMENT PLANS

We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. As more fully described in the notes included in our Annual Report on Form 10-K for the year ended November 30, 2019, during fiscal years 2018 and 2017, we made significant changes to our employee benefit and retirement plans that froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations.

The following table presents the components of our pension expense (income) of the defined benefit plans for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	United States		International
	2020	2019	2020	2019
Defined benefit plans
Service cost	$0.8	$0.5	$0.2	$0.9
Interest costs	7.3	8.6	1.9	2.4
Expected return on plan assets	(10.1)	(10.6)	(3.8)	(4.1)
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net actuarial losses	2.0	0.6	0.5	0.3
Total pension expense (income)	$0.1	$(0.8)	$(1.2)	$(0.5)

During each of the three months ended February 29, 2020 and February 28, 2019, we contributed $1.9 million to our pension plans. Total contributions to our pension plans in fiscal year 2019 were $11.4 million.
The following table presents the components of our other postretirement benefits (income) expense for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Other postretirement benefits
Service cost	$0.5	$0.5
Interest costs	0.5	0.7
Amortization of prior service credits	(1.1)	(2.2)
Amortization of net actuarial gains	(0.1)	(0.2)
Total other postretirement benefits (income) expense	$(0.2)	$(1.2)

All of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(2.8) million and $(4.4) million for the three months ended February 29, 2020 and February 28, 2019, respectively.

7. STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units ("RSUs"), stock options and company stock awarded as part of our long-term performance plan ("LTPP"). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Stock-based compensation expense	$6.4	$6.7
Our 2020 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2019 annual grant.

The following is a summary of our stock option activity for the three months ended February 29, 2020 and February 28, 2019:

	2020		2019
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	2.6	$96.18	3.6	$82.60
Exercised	(0.1)	70.38	(0.1)	63.07
Outstanding at end of the period	2.5	$96.94	3.5	$83.04
Exercisable at end of the period	1.8	$87.45	2.7	$77.11
As of February 29, 2020, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $123.2 million and for options currently exercisable was $107.1 million. The total intrinsic value of all options exercised during the three months ended February 29, 2020 and February 28, 2019 was $8.6 million and $5.9 million, respectively.
The following is a summary of our RSU activity for the three months ended February 29, 2020 and February 28, 2019:

	2020		2019
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	381	$115.89	423	$103.05
Vested	(4)	70.01	(3)	95.64
Forfeited	(5)	120.43	(2)	99.36
Outstanding at end of period	372	$116.39	418	$103.12
The following is a summary of our LTPP activity for the three months ended February 29, 2020 and February 28, 2019:

	2020		2019
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	196	$115.96	218	$83.55
Granted	65	168.73	102	150.51
Vested	(44)	89.96	(57)	86.40
Forfeited	(1)	136.95	—	—
Outstanding at end of period	216	$137.04	263	$117.14

8.INCOME TAXES
Income taxes for the three months ended February 29, 2020 included $10.4 million of discrete tax benefits consisting principally of the following: (i) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter under the provisions of ASU No. 2016-16, (ii) $1.8 million of excess tax benefits associated with share-based compensation, and (iii) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from enacted legislation in certain non-U.S. jurisdictions.
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
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 29, 2020.

As of February 29, 2020, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Average shares outstanding – basic	133.0	132.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.3	1.6
Average shares outstanding – diluted	134.3	133.8

The following table sets forth the stock options and RSUs for the three months ended February 29, 2020 and February 28, 2019 that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	2020	2019
Anti-dilutive securities	0.1	0.1

The following table sets forth the common stock activity for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Shares issued, net of shares withheld for taxes, under stock options, RSUs, LTPP and employee stock purchase plans	0.1	0.1
Shares repurchased under the stock repurchase program	0.1	0.2

As of February 29, 2020, $12.0 million remained of the $600 million share repurchase authorization approved by our Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019, bringing the total remaining share repurchase authorization to $612.0 million as of February 29, 2020.

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	February 29, 2020	February 28, 2019	November 30, 2019
Foreign currency translation adjustment (1)	$(287.3)	$(206.9)	$(266.5)
Unrealized loss on foreign currency exchange contracts	(0.4)	(1.1)	—
Unamortized value of settled interest rate swaps	0.2	0.5	0.3
Pension and other postretirement costs	(232.0)	(119.9)	(234.0)
Accumulated other comprehensive loss	$(519.5)	$(327.4)	$(500.2)
(1)The foreign currency translation adjustment of accumulated other comprehensive loss increased by $(20.8) million during the three months ended February 29, 2020. Of that increase, $0.2 million was associated with net investment hedges as more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 29, 2020 and February 28, 2019 (in millions):

			Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2020	2019
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	(0.4)	(0.3)	Cost of goods sold
Total before tax	(0.5)	(0.4)
Tax effect	0.1	0.1	Income taxes
Net, after tax	$(0.4)	$(0.3)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(1.0)	$(2.1)	Other income, net
Amortization of net actuarial losses (1)	2.4	0.7	Other income, net
Total before tax	1.4	(1.4)
Tax effect	(0.3)	0.3	Income taxes
Net, after tax	$1.1	$(1.1)
(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and other postretirement benefits expense (refer to note 6 for additional details).

11.BUSINESS SEGMENTS

We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “Drogheria & Alimentari”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.

We measure segment performance based on operating income excluding special charges, as this activity is managed separately from the business segments.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 29, 2020
Net sales	$699.5	$512.5	$1,212.0
Operating income excluding special charges	119.6	75.6	195.2
Income from unconsolidated operations	7.8	2.6	10.4

Three months ended February 28, 2019
Net sales	$744.9	$486.6	$1,231.5
Operating income excluding special charges	135.3	63.7	199.0
Income from unconsolidated operations	7.9	2.2	10.1

A reconciliation of operating income excluding special charges to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 29, 2020
Operating income excluding special charges	$119.6	$75.6	$195.2
Less: Special charges	0.6	0.4	1.0
Operating income	$119.0	$75.2	$194.2

Three months ended February 28, 2019
Operating income excluding special charges	$135.3	$63.7	$199.0
Less: Special charges	1.5	0.6	2.1
Operating income	$133.8	$63.1	$196.9

The following table sets forth our net sales, by geographic area, for the three months ended February 29, 2020 and February 28, 2019 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended February 29, 2020	$819.6	$250.3	$142.1	$1,212.0
Three months ended February 28, 2019	807.0	242.8	181.7	1,231.5

12. SUBSEQUENT EVENT

During the three months ended February 29, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread negatively impacted operating results of our China business in our Asia/Pacific region. The impact of COVID-19 on our consolidated operating results for the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as foodservice restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information – more fully described below under the caption Non-GAAP Financial Measures – that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data.

Business profile
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and the foodservice business. In fiscal year 2019, approximately 40% of our sales were outside of the U.S. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.

Recent Events and 2020 Outlook
During the three months ended February 29, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread negatively impacted operating results of our China business in our Asia/Pacific region. The impact of COVID-19 on our consolidated operating results for the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. In the first quarter of 2020, sales in our Asia/Pacific region declined by $39.6 million from the corresponding quarter in 2019, driven by the decline in the first quarter of 2020 sales in our China operations, as compared to the corresponding period in 2019, that approximated $43 million. That $43 million decline was driven by government-mandated measures, imposed to mitigate the spread of COVID-19, including measures that caused us to institute work-at-home protocols for many of our employees and to close our manufacturing facilities in our China operations during a portion of the first quarter. Our plants in China have since resumed operations, with our plants in Shanghai and Guangzhou resuming operations in mid-February 2020 at reduced production levels and our Wuhan plant in mid-March 2020. During the early stages of recovery in China, we are seeing an increased preference for cooking at home and an increase in consumer retail demand, both in stores as well as through e-commerce. We are expecting the foodservice recovery in China to take longer. We anticipate that the sales of our China operations will also be negatively impacted in the three months ended May 31, 2020 as the Chinese economy recovers from COVID-19, but we currently anticipate that sales of our operations in China will normalize in the third and fourth quarters of fiscal 2020 absent a resurgence of COVID-19.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The pandemic spread outside of China during our second quarter of fiscal year 2020 to impact operations in our Americas and Europe, Middle East and Africa (“EMEA”) regions in addition to our Asia/Pacific region. In the U.S., many state and local governments have, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures range from limitations on crowd size, together with closures of bars and dine-in restaurants, to mandatory orders for non-essential citizens to shelter in place until further direction. Governments in non-U.S. jurisdictions have also implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

This pandemic could affect our operations, major facilities, or employees’ and consumers’ health. We have three priorities while navigating through this period of volatility and uncertainty:

•First, to ensure the health and safety of our employees and the quality and integrity of our products.
•Second, to keep our brands and our customers' brands in supply and to maintain the financial strength of our business.
•Third, to ensure McCormick emerges strong from this event. It will come to an end and we believe that we will come out a better company by driving our long-term strategies, responding to changing consumer behavior and capitalizing on opportunities from our relative strength.

As of the date of this filing, we have implemented contingency planning, with most employees working remotely where possible. We have global and regional crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions; we have implemented travel restrictions as well as visitor protocols; and we are following social distancing practices. Our presence in China provided us with an advance view of how COVID-19 scenarios can unfold as well as the importance of taking early action. We have assessed and are implementing continuity plans to provide customers with continued supply. There has been no material impact on supply for most of our sourced materials and for those impacted, continuity plans have been activated. We are also working closely with our transportation partners.

At this time, we have elected to pause activities related to our global enterprise resource planning ("ERP") replacement program in the balance of fiscal 2020, in part, due to challenges associated with the previously described restrictions imposed by governments to combat the global spread of COVID-19. Current travel restrictions and border closures imposed by governments to mitigate COVID-19 contagion would make it impossible to provide on-the-ground support at the times of pilot go-lives previously planned for fiscal 2020, and we do not have a clear line of sight as to when those restrictions will be lifted. For these reasons, we have chosen to refocus our employees on the three previously described priorities while navigating through this period of volatility and uncertainty.

As previously indicated, a key priority for McCormick as we navigate through the global COVID-19 pandemic is to keep our brands and our customers' brands in supply. As of the date of this filing, there has been no material impact on our ability to manufacture or distribute our products. We are partnering with our customers to monitor consumer demand changes and address the expected shift to at-home consumption versus away from home. We estimate that away-from-home consumption has historically represented approximately 20% of our consolidated sales. We expect the government-mandated closure of dine-in restaurants in many of our markets will reduce demand in our flavor solutions segment in the near term and, subsequent to the end of our first quarter, we have seen reduced demand from our foodservice customers as COVID-19 measures have eliminated dine-in services and limited restaurants to carry-out or delivery only. We expect this will have a significant negative impact on our near term performance--particularly in our EMEA region--as more people stay at home and away-from-home options remain, or grow even more, limited. We anticipate that the near-term effects of COVID-19 will increase at-home consumption, and related demand, from customers in our consumer segment as well as from customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption.

To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as foodservice restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

As previously described, the impact of COVID-19 is highly uncertain and could be far reaching. In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain. McCormick issued its fiscal 2020 outlook in its year-end 2019 earnings release on January 28, 2020, which did not include the impact of COVID-19. Due to heightened uncertainty relating to the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, McCormick is, at this time, withdrawing the previously described fiscal 2020 outlook, summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended November 30, 2019. In the event that greater certainty exists with respect to the impact of COVID-19 on our business and fiscal 2020 results at the time of our second quarter earnings release in June 2020, we expect to provide an updated fiscal 2020 outlook at that time.
RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 29, 2020	February 28, 2019
Net sales	$1,212.0	$1,231.5
Percent increase	(1.6)%	1.3%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	(2.5)%	4.0%
Pricing actions	1.1%	0.1%
Foreign exchange	(0.2)%	(2.8)%
Gross profit	$469.9	$466.9
Gross profit margin	38.8%	37.9%

Sales for the first quarter of 2020 decreased by 1.6% from the prior year level and by 1.4% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). That 1.6% sales decline was driven by lower sales of our operations in China as government-mandated measures, imposed to mitigate the spread of COVID-19 in the first quarter of 2020, resulted in a reduction of our sales in China that accounted for 350 basis points of the decline and was partially offset by net growth in our sales outside of China, all as compared to the prior year period. Lower volume and unfavorable product mix decreased sales by 2.5% while pricing actions added 1.1% to sales. That volume decline and unfavorable mix was driven by our operations in China. Sales were impacted by unfavorable foreign currency rates that reduced net sales 0.2% compared to the year-ago quarter and is excluded from our measure of sales decline of 1.4% on a constant currency basis.

Gross profit for the first quarter of 2020 increased by $3.0 million, or 0.6%, over the comparable period in 2019. Our gross profit margin for the three months ended February 29, 2020 was 38.8%, an increase of 90 basis points from the comparable period in 2019. As a percent of sales, the gross margin impact of CCI-led cost savings and favorable pricing actions in the first quarter of 2020 were offset, in part, by the unfavorable impact of lower net sales, increased material costs, and higher costs recognized as a result of the closure of our Chinese manufacturing plants during portions of the first quarter of 2020.

	Three months ended
	February 29, 2020	February 28, 2019
Selling, general & administrative expense (SG&A)	$274.7	$267.9
Percent of net sales	22.7%	21.7%

SG&A increased by $6.8 million in the first quarter of 2020 compared to the 2019 level, driven by (i) higher expenses associated with efforts related to implementation of a global ERP platform; (ii) increased brand marketing expenses; (iii) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard did not recur in 2020; and (iv) less favorable investment results associated with non-qualified retirement plan assets; partially offset by lower performance-based employee incentive expense accruals, all as compared to the corresponding period in 2019. SG&A as a percent of net sales increased by 100 basis points from the prior year level, primarily due to the previously noted factors and the lower level of sales during the 2020 quarter.

	Three months ended
	February 29, 2020	February 28, 2019
Total special charges	$1.0	$2.1

During the three months ended February 29, 2020, we recorded $1.0 million of special charges related to our GE initiative, including $0.5 million of third-party expenses, $0.3 million related to severance and related benefits and $0.2 million related to other costs.

During the three months ended February 28, 2019, we recorded $2.1 million of special charges, consisting primarily of costs related to our GE initiative, including $1.0 million related to third party expenses, $0.6 million related to employee severance and related benefits, and $0.5 million related to other costs.

	Three months ended
	February 29, 2020	February 28, 2019
Interest expense	$35.3	$43.0
Other income, net	5.5	6.1

Interest expense decreased by $7.7 million in the first quarter of 2020, compared to the same period in 2019, due primarily to a decline in average total borrowings and to the favorable impact of cross-currency interest rate swap contracts that we entered into in mid-February 2019. Other income, net for the three months ended February 29, 2020 decreased by $0.6 million from the 2019 levels due principally to lower non-service cost income associated with our pension and postretirement benefit plans, which declined by $1.6 million in the first quarter of 2020 compared to the 2019 level, partially offset by higher interest income in the three months ended February 29, 2020.

	Three months ended
	February 29, 2020	February 28, 2019
Income from consolidated operations before income taxes	$164.4	$160.0
Income tax expense	30.1	22.1
Effective tax rate	18.3%	13.8%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits related to share-based compensation, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, the settlement of tax audits, and the tax effects of intra-entity asset transfers (other than inventory).
Income taxes for the three months ended February 29, 2020 included $10.4 million of discrete tax items consisting principally of the following: (i) $9.9 million of benefit associated with an intra-entity asset transfer that occurred during the quarter; (ii) $1.8 million of excess tax benefits associated with share-based compensation; and (iii) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from legislation enacted in certain non-U.S. jurisdictions.
Income taxes for the three months ended February 28, 2019 included $17.6 million of discrete tax benefits consisting principally of the following: (i) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the quarter, and (ii) $1.6 million of excess tax benefits associated with share-based compensation.

	Three months ended
	February 29, 2020	February 28, 2019
Income from unconsolidated operations	$10.4	$10.1

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $0.3 million for the three months ended February 29, 2020 as compared to the year-ago period.
The following table outlines the major components of the change in diluted earnings per share from 2019 to 2020:

Three months ended February
2019 Earnings per share – diluted	$1.11
Decrease in operating income	(0.03)
Decrease in special charges, net of taxes	0.01
Decrease in interest expense	0.05
Impact of change in effective income tax rate, excluding taxes on special charges	(0.06)
2020 Earnings per share – diluted	$1.08

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

CONSUMER SEGMENT

	Three months ended
	February 29, 2020	February 28, 2019
(in millions)
Net sales	$699.5	$744.9
Percent decrease	(6.1)%	—%
Segment operating income	$119.6	$135.3
Segment operating income margin	17.1%	18.2%

In the first quarter of 2020, sales of our consumer segment decreased 6.1% as compared to the first quarter of 2019 and declined by 5.7% on a constant currency basis. That 6.1% sales decline was driven by sharply lower sales of our consumer business in China, which includes the foodservice component and is included in our Asia/Pacific region, as government-mandated measures, imposed to mitigate the spread of COVID-19 in the first quarter of 2020, resulted in a reduction of our sales in China that accounted for 530 basis points of the decline. Unfavorable volume and product mix decreased sales by 6.7% in the first quarter of 2020 as compared to the same period last year. That unfavorable volume and product mix was driven by our consumer operations in China. Pricing actions increased sales by 1.0% as compared to the prior year period. Sales in the quarter reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 0.4% compared to the year-ago quarter and is excluded from our measure of sales decline of 5.7% on a constant currency basis.

In the Americas, consumer sales decreased 1.5% in the first quarter of 2020 as compared to the first quarter of 2019 and decreased by 1.6% on a constant currency basis. For the first quarter of 2020, unfavorable volume and product mix decreased sales by 3.0%, as compared to the corresponding period in 2019, driven by trade inventory reductions at certain customers in the 2020 period in contrast to trade inventory restocking at certain customers in the 2019 period. These declines were partially offset by pricing actions that increased sales by 1.4%. The favorable impact of foreign currency rates increased sales by 0.1% in the quarter and is excluded from our measure of sales decline of 1.6% on a constant currency basis.

In the EMEA region, consumer sales decreased 0.6% in the first quarter of 2020 as compared to the first quarter of 2019 and increased by 0.8% on a constant currency basis. Sales were impacted by favorable volume and product mix during the quarter that increased sales by 0.1%. Pricing actions increased sales by 0.7%, primarily due to the timing of promotional activities. During the first quarter of 2020, an unfavorable impact from foreign currency rates decreased sales by 1.4% compared to the year-ago period and is excluded from our measure of sales growth of 0.8% on a constant currency basis.

In the Asia/Pacific region, consumer sales decreased 29.1% in the first quarter of 2020 and declined by 27.7% on a constant currency basis. For the first quarter of 2020, unfavorable volume and product mix decreased sales by 27.7%, which was primarily attributable to the previously described China COVID-19 disruption. An unfavorable impact from foreign currency rates, which decreased sales by 1.4% compared to the first quarter of 2019, is excluded from our measure of sales decline of 27.7% on a constant currency basis.

Segment operating income for our consumer segment declined by $15.7 million, or 11.6%, in the first quarter of 2020 as compared to the first quarter of 2019. The decrease in segment operating income was driven by the lower level of sales, which were primarily associated with the China COVID-19 disruption, as previously described. Increased brand marketing expenses and higher expenses associated with efforts related to implementation of a global ERP platform, which were partially offset by CCI-led cost savings and lower performance-based employee incentive expense accruals, also contributed to the decline. On a constant currency basis, segment operating income for our consumer segment decreased by 11.2% in the first quarter of 2020 in comparison to the same period in 2019. Segment operating margin for our consumer segment decreased by 110 basis points from the first quarter of 2019 to 17.1% in the first quarter of 2020. That decrease was principally a result of the China COVID-19 disruption, which drove an increase in SG&A costs as a percentage of net sales, partially offset by an increase in consumer gross profit margin, as compared to the first quarter of 2019.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 29, 2020	February 28, 2019

Net sales	$512.5	$486.6
Percent increase	5.3%	3.4%
Segment operating income	$75.6	$63.7
Segment operating income margin	14.8%	13.1%

In the first quarter of 2020, sales of our flavor solutions segment increased by 5.3% as compared to the first quarter of 2019 and increased by 5.2% on a constant currency basis. Included in that 5.3% increase is the effect of lower sales of our flavor solutions operations in China related to the COVID-19 disruption that reduced the overall sales growth of the flavor solutions segment by 70 basis points. As previously noted, our flavor solutions operations in China exclude the foodservice component, as foodservice in China is managed and reported in our consumer segment. Favorable volume and product mix increased segment sales by 4.0% as compared to the first quarter of 2020, despite the unfavorable impact from our China flavor solutions business, while pricing actions during the period increased sales by 1.2%. The favorable impact of foreign currency rates increased flavor solutions segment sales by 0.1% compared to the year-ago quarter and is excluded from our measure of sales growth of 5.2% on a constant currency basis.

In the Americas, flavor solutions sales increased by 5.8% during the first quarter of 2020 as compared to the prior year level, and increased by 5.4% on a constant currency basis. Favorable volume and product mix increased flavor solutions sales in the Americas by 4.2% during the first quarter of 2020 with particular strength in snack seasonings and branded food service. Pricing actions during the quarter ended February 29, 2020 increased sales by 1.2% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 0.4% compared to the first quarter of 2019 and is excluded from our measure of sales growth of 5.4% on a constant currency basis.

In the EMEA region, flavor solutions sales in the first quarter of 2020 increased by 8.8% from the prior year level and increased by 9.2% on a constant currency basis. Improved volume and product mix increased segment sales by 7.3% as compared to the corresponding period in 2019. The growth was primarily attributable to increased sales to packaged food companies and foodservice restaurants. In addition, pricing actions increased sales by 1.9% in the first quarter of 2020 over the prior period level. An unfavorable impact from foreign currency rates decreased sales by 0.4% compared to the first quarter of 2019 and is excluded from our measure of sales growth of 9.2% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales decreased 3.7% in the first quarter of 2020 from the prior year level and decreased 2.3% on a constant currency basis. Unfavorable volume and product mix reduced sales by 1.6%, as a low-double-digit percentage decrease in flavor solutions sales in China was partially offset by strength in Southeast Asia, each as compared to the prior year period. Pricing actions decreased sales by 0.7% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 1.4% compared to the first quarter of 2019 and is excluded from our measure of sales decline of 2.3% on a constant currency basis.

Segment operating income for our flavor solutions segment increased by $11.9 million, or 18.7%, in the first quarter of 2020 as compared to the first quarter of 2019. The increase in segment operating income was driven by higher sales, CCI-led cost savings, lower performance-based employee incentive expense accruals and favorable product mix, partially offset by cost inflation, increased conversion costs, the effect of the China COVID-19 disruption, and higher expenses associated with efforts related to implementation of a global ERP platform. On a constant currency basis, segment operating income for our flavor solutions segment increased by 18.6% in the first quarter of 2020 as compared to the same period in 2019. Segment operating margin for our flavor solutions segment increased by 170 basis points to 14.8% in the first quarter of 2020, as an increase in gross margin was partially offset by an increase in SG&A costs as a percentage of net sales.

MARKET RISK SENSITIVITY

We are subject to market risk sensitivities, including those related to foreign exchange, interest rates, commodity risks and credit risks. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended February 29, 2020.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 29, 2020	February 28, 2019	November 30, 2019
Forward foreign currency:
Notional value	$517.1	$547.8	$489.2
Unrealized net loss	(2.0)	(1.6)	(0.3)
Cross currency swaps:
Notional value	491.2	509.8	495.5
Unrealized net gain (loss)	1.6	(9.2)	3.2
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	February 29, 2020	February 28, 2019	November 30, 2019
Notional value	$350.0	$350.0	$350.0
Unrealized net gain (loss)	34.2	(3.9)	20.9
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
Credit Risk
The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties, particularly in light of the evolving financial impact of COVID-19. We believe that our allowance for doubtful accounts properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of February 29, 2020, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2019.
NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges – Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Upon presentation of any such proposed action (including details with respect to estimated costs, which generally consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion.
•Income taxes associated with the U.S. Tax Act – We recorded a net income tax benefit of $1.5 million during the year ended November 30, 2019 associated with a U.S Tax Act related provision to return adjustment.
Details with respect to the composition of special charges set forth below are included in note 2 of notes to the accompanying financial statements and in the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2019.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2019	For the three months ended
		February 29, 2020	February 28, 2019
Operating income	$957.7	$194.2	$196.9
Impact of special charges	20.8	1.0	2.1
Adjusted operating income	$978.5	$195.2	$199.0
Adjusted operating income margin (1)	18.3%	16.1%	16.2%

Income tax expense	$157.4	$30.1	$22.1
Non-recurring benefit, net, of the U.S. Tax Act (2)	1.5	—	—
Impact of special charges	4.7	0.3	0.5
Adjusted income tax expense	$163.6	$30.4	$22.6
Adjusted income tax rate (3)	19.5%	18.4%	13.9%

Net income	$702.7	$144.7	$148.0
Impact of special charges	16.1	0.7	1.6
Non-recurring benefit, net, of the U.S. Tax Act (2)	(1.5)	—	—
Adjusted net income	$717.3	$145.4	$149.6

Earnings per share – diluted	$5.24	$1.08	$1.11
Impact of total special charges	0.12	—	0.01
Non-recurring benefit, net, of the U.S. Tax Act (2)	(0.01)	—	—
Adjusted earnings per share – diluted	$5.35	$1.08	$1.12

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(2)	The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $1.5 million for the year ended November 30, 2019 is more fully described in our Annual Report on Form 10-K for the year ended November 30, 2019.

(3)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges or $165.4 million for the three months ended February 29, 2020, $162.1 million for the three months ended February 28, 2019, and $840.0 million for the year ended November 30, 2019.

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

Constant currency growth rates follow:

	Three Months Ended February 29, 2020
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	(1.5)%	0.1%	(1.6)%
EMEA	(0.6)%	(1.4)%	0.8%
Asia/Pacific	(29.1)%	(1.4)%	(27.7)%
Total Consumer	(6.1)%	(0.4)%	(5.7)%
Flavor Solutions segment:
Americas	5.8%	0.4%	5.4%
EMEA	8.8%	(0.4)%	9.2%
Asia/Pacific	(3.7)%	(1.4)%	(2.3)%
Total Flavor Solutions	5.3%	0.1%	5.2%
Total net sales	(1.6)%	(0.2)%	(1.4)%

Adjusted operating income:
Consumer segment	(11.6)%	(0.4)%	(11.2)%
Flavor Solutions segment	18.7%	0.1%	18.6%
Total adjusted operating income	(1.9)%	(0.2)%	(1.7)%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA"). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expense, and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually on November 30th. As of February 29, 2020, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended February 29, 2020, February 28, 2019 and November 30, 2019:

	February 29, 2020	February 28, 2019	November 30, 2019
Net income	$699.4	$658.8	$702.7
Depreciation and amortization	160.4	154.4	158.8
Interest expense	157.5	175.8	165.2
Income tax expense	165.4	135.9	157.4
EBITDA	$1,182.7	$1,124.9	$1,184.1
Adjustments to EBITDA (1)	46.0	50.5	47.9
Adjusted EBITDA	$1,228.7	$1,175.4	$1,232.0

Net debt	$4,346.0	$4,695.9	$4,243.8

Leverage ratio (1)	3.5	4.0	3.4

(1)	Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, share-based compensation expense, and interest income.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 29, 2020	February 28, 2019

Net cash provided by operating activities	$44.8	$103.6
Net cash used in investing activities	(38.3)	(25.3)
Net cash provided by (used in) financing activities	7.1	(79.4)
In the statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates as these do not reflect actual cash flows. Accordingly, the amounts in the statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.

Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is historically lower in the first and second quarters and then has built in the third and fourth quarters of our fiscal year. For the three months ended February 29, 2020, cash flow from operations decreased by $58.8 million from the same period of 2019. The 2020 decrease was primarily driven by a higher use of cash associated with operating assets and liabilities, including lower cash provided by working capital, and the higher amount of certain employee benefits accrued as of the prior year-end and paid in the first quarter of the subsequent fiscal year.
Investing Cash Flow — Cash used in investing activities increased by $13.0 million to $38.3 million for the three months ended February 29, 2020, compared to $25.3 million for the corresponding period in 2019. During the first three months of 2020, capital expenditures increased by $13.1 million from the 2019 level to $38.5 million. We expect 2020 capital expenditures to approximate $215 million.
Financing Cash Flow — Financing activities provided cash of $7.1 million for the first three months of 2020, as compared to a use of cash of $79.4 million for the corresponding period in 2019. The primary drivers behind this change were as follows.

In the first three months of 2020, our net borrowing activities provided cash of $104.7 million as compared to $22.8 million in the first three months of 2019. In the first three months of 2020, we increased our short-term borrowings, on a net basis, by $125.2 million as compared to a $44.3 million increase during the comparable 2019 period. During the three months ended February 29, 2020 and February 28, 2019, we repaid $20.5 million and $21.5 million, respectively, of long-term debt. In each period, those repayments principally consisted of the required quarterly installment of $18.8 million on our 5-year term loan due August 2022.
We increased dividends paid to $82.4 million in the first three months of 2020 from $75.3 million of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
During the three months ended February 29, 2020, we received proceeds of $7.7 million from exercised stock options as compared to $6.7 million received in the corresponding 2019 period. We repurchased $3.0 million and $3.1 million of common stock during the three months ended February 29, 2020 and February 28, 2019, respectively, in conjunction with employee tax withholding requirements.
The following table outlines the activity in our share repurchase program for the three months ended February 29, 2020 and February 28, 2019:

	2020	2019
Number of shares of common stock repurchased	0.12	0.25
Dollar amount	$19.9	$30.5
As of February 29, 2020, $12.0 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019, bringing the total remaining share repurchase authorization to $612.0 million as of February 29, 2020. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
The following table presents our leverage ratio for the trailing twelve-month periods ended February 29, 2020, February 28, 2019, and November 30, 2019:

	February 29, 2020	February 28, 2019	November 30, 2019
Leverage ratio	3.5	4.0	3.4

Our leverage ratio was 3.5 as of February 29, 2020 as compared to the ratios of 3.4 and 4.0 as of November 30, 2019 and February 28, 2019, respectively. The decrease in the ratio from 4.0 as of February 28, 2019 to 3.5 as of February 29, 2020 is due to an increase in our trailing twelve-month adjusted EBITDA and a lower net debt balance. The lower net debt balance is principally the result of our repayment of a portion of the term loans used to finance the RB Foods acquisition.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 29, 2020, we temporarily used $278.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At February 28, 2019, we temporarily used $226.8 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. As of February 29, 2020, our short-term borrowings, which included $691.8 million of commercial paper, were $725.0 million. The average short-term borrowings outstanding for the three months ended February 29, 2020 and February 28, 2019 were $911.1 million and $785.2 million, respectively. Those average short-term borrowings outstanding for the three months ended February 29, 2020 included average commercial paper outstanding of $846.1 million. Total average debt outstanding for the three months ended February 29, 2020 and February 28, 2019 were $4,465.6 million and $4,776.3 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 29, 2020, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were lower than at both February 28, 2019 and November 30, 2019. Subsequent to February 29, 2020, we have seen greater-than-normal fluctuations in foreign exchanges rates as a result of increased market volatility driven by the global COVID-19 pandemic.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements. In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which supports our commercial paper program and will expire in August 2022. The pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The credit facility restricts subsidiary indebtedness and requires us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. We generally use this facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. The facility is made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted.

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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2020 of approximately $12 million. In 2019, we contributed $11.4 million to our pension plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. To meet these cash requirements, we intend to use our existing cash, cash equivalents, and internally generated funds, to borrow under our existing credit facilities or under other short-term borrowing facilities, depending on market conditions, to access capital markets, and, depending upon the significance of the cost of a particular acquisition to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity and may seek to obtain additional financing to further support our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of notes to the accompanying financial statements for further details of these impacts.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, and income tax expense are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of COVID-19 on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement ("CCI") program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning system; the expected impact of accounting pronouncements; the expected impact of the U.S. Tax Act enacted in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorizations.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preferences and demand; business interruptions due to natural disasters unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; global economic and financial conditions generally, including the impact of the exit of the U.K. from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. Tax Act enacted on December 22, 2017 and volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2019. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2019 fiscal year end.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective.

Changes in Internal Controls: No change occurred in our “internal control over financial reporting” as defined in Rule 13a-15(f)) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15a) as materially affecting or reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.ARISK FACTORS

The following risk factor is in addition to our risk factors--included in Part 1, Item A to our Annual Report on Form 10-K for the year ended November 30, 2019 (“our 2019 Form 10-K”)--that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves risks, including the risks described in our 2019 Form 10-K and as included below. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition, or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.

Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China, resulting in thousands of confirmed cases of the disease in China. By January, the Chinese government implemented a quarantine protocol for Wuhan and implemented other restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions. The COVID-19 Wuhan quarantine and subsequent shut down of our Wuhan manufacturing facility as well as other restrictions imposed throughout China, including the shut down of our Shanghai and Guangzhou manufacturing facilities, have negatively impacted our first quarter results of operations within our Asia/Pacific region. We anticipate that COVID-19 will continue to negatively impact our results; however, given the evolving health, economic, social, and governmental environments, the breadth and duration of the impact remains uncertain.

On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. This pandemic could affect our operations, major facilities, or employees’ and consumers’ health. The production of certain of our products in the U.S. and Europe are concentrated in a single manufacturing site in each location. Governments in additional nations have implemented quarantines and significant restrictions on travel as well as work restrictions that prohibit many employees from going to work. As thousands of cases have been confirmed, including in China, Europe, and the U.S., we expect COVID-19 to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations.

The potential effects of COVID-19 also could impact many of our risk factors, included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation initiative and an impairment of the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our 2019 Form 10-K remain uncertain.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2019 to December 31, 2019	CS – 0	$—	—	$632 million
	CSNV – 0	$—	—
January 1, 2020 to January 31, 2020	CS – 0	$—	—	$628 million
	CSNV – 22,500	$166.13	22,500
February 1, 2020 to February 29, 2020	CS – 8,575 (1)	$163.09	8,575	$612 million
	CSNV – 90,000	$164.16	90,000
Total	CS – 8,575	$163.09	8,575	$612 million
	CSNV – 112,500	$164.55	112,500
(1)On February 3, 2020, we purchased 8,575 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $163.09 represented the closing price of the common shares on February 3, 2020.

As of February 29, 2020, $12 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2020, we issued 166,579 shares of CSNV in exchange for shares of CS and issued 37 shares of CS in exchange for shares of CSNV.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(3)	(i)	Articles of Incorporation and By-Laws
		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.
	(ii)	By-Laws
		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.
(4)     Instruments defining the rights of security holders, including indentures
(i)See Exhibit 3 (Restatement of Charter and By-Laws)
(ii)Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 0-748, as filed with the Securities and Exchange Commission on October 12, 2001.
(iii)Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.
(iv)Form of 3.90% Notes due 2021, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.
(v)Form of 2.70% Notes due 2022, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(vi)Form of 3.50% Notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.
(vii)Form of 3.15% Notes due 2024, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(viii)Form of 3.25% Notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.

(ix)Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(x)Form of 4.20% Notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(xi)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xi) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(10)Material Contracts

(i)Directors’ Share Ownership Program, provided to members of McCormick’s Board of Directors who are not also employees of McCormick, is set forth on page 28 of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(ii)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*
(vi)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(vi) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.
(vii)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.
(viii)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(viii) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(ix)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(ix) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.
(x)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.
(xi)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.
(xii)Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*
(xiii)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*
(xiv)Term Loan Agreement, dated August 7, 2017, by among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
(i)Certification of Lawrence E. Kurzius, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(ii)Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)   Section 1350 Certifications                                 Filed herewith
(i)Certification of Lawrence E. Kurzius, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 29, 2020, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 29, 2020, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 31, 2020	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 31, 2020	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller