Form 10-Q
period 2020-05-31
MCCORMICK & CO INC
filed 2020-06-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2020
Common Stock	9,277,423
Common Stock Non-Voting	123,945,302

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Net sales	$1,401.1	$1,301.9	$2,613.1	$2,533.4
Cost of goods sold	821.6	793.4	1,563.7	1,558.0
Gross profit	579.5	508.5	1,049.4	975.4
Selling, general and administrative expense	319.2	293.3	593.9	561.2
Special charges	2.9	7.1	3.9	9.2
Operating income	257.4	208.1	451.6	405.0
Interest expense	34.4	42.4	69.7	85.4
Other income, net	3.1	6.3	8.6	12.4
Income from consolidated operations before income taxes	226.1	172.0	390.5	332.0
Income tax expense	40.4	32.1	70.5	54.2
Net income from consolidated operations	185.7	139.9	320.0	277.8
Income from unconsolidated operations	10.2	9.5	20.6	19.6
Net income	$195.9	$149.4	$340.6	$297.4
Earnings per share – basic	$1.47	$1.13	$2.56	$2.25
Average shares outstanding – basic	133.1	132.3	133.0	132.3
Earnings per share – diluted	$1.46	$1.12	$2.54	$2.22
Average shares outstanding – diluted	134.3	133.9	134.3	133.9
Cash dividends paid per share – voting and non-voting	$0.62	$0.57	$1.24	$1.14
Cash dividends declared per share – voting and non-voting	$0.62	$0.57	$0.62	$0.57
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Net income	$195.9	$149.4	$340.6	$297.4
Net income attributable to non-controlling interest	0.6	0.7	1.5	1.2
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans	3.3	0.3	5.7	(2.1)
Currency translation adjustments	(60.9)	(58.6)	(80.9)	(21.9)
Change in derivative financial instruments	1.6	(0.1)	0.9	—
Deferred taxes	(3.1)	2.4	(4.8)	0.4
Total other comprehensive loss	(59.1)	(56.0)	(79.1)	(23.6)
Comprehensive income	$137.4	$94.1	$263.0	$275.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2020	May 31, 2019	November 30, 2019
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$185.0	$139.4	$155.4
Trade accounts receivable, net	494.3	429.0	502.9
Inventories, net
Finished products	381.9	413.0	413.3
Raw materials and work-in-process	449.4	403.5	387.9
	831.3	816.5	801.2
Prepaid expenses and other current assets	105.1	88.2	90.7
Total current assets	1,615.7	1,473.1	1,550.2
Property, plant and equipment, net	927.0	917.4	952.6
Goodwill	4,484.4	4,511.4	4,505.2
Intangible assets, net	2,833.9	2,860.1	2,847.0
Other long-term assets	715.1	474.7	507.1
Total assets	$10,576.1	$10,236.7	$10,362.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$84.5	$605.7	$600.7
Current portion of long-term debt	88.9	87.5	97.7
Trade accounts payable	857.2	706.6	846.9
Other accrued liabilities	551.7	460.3	609.1
Total current liabilities	1,582.3	1,860.1	2,154.4
Long-term debt	4,113.6	3,977.5	3,625.8
Deferred taxes	701.3	706.4	697.6
Other long-term liabilities	516.6	310.1	427.6
Total liabilities	6,913.8	6,854.1	6,905.4
Shareholders’ Equity
Common stock	469.4	425.4	447.6
Common stock non-voting	1,469.5	1,409.6	1,441.0
Retained earnings	2,288.7	1,918.6	2,055.8
Accumulated other comprehensive loss	(577.7)	(382.7)	(500.2)
Total McCormick shareholders' equity	3,649.9	3,370.9	3,444.2
Non-controlling interests	12.4	11.7	12.5
Total shareholders’ equity	3,662.3	3,382.6	3,456.7
Total liabilities and shareholders’ equity	$10,576.1	$10,236.7	$10,362.1
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2020	2019
Operating activities
Net income	$340.6	$297.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	81.5	79.0
Stock-based compensation	27.1	22.8
Income from unconsolidated operations	(20.6)	(19.6)
Changes in operating assets and liabilities	(89.2)	(83.6)
Dividends from unconsolidated affiliates	16.1	18.2
Net cash flow provided by operating activities	355.5	314.2
Investing activities
Capital expenditures (including software)	(87.1)	(54.1)
Other investing activities	1.9	0.1
Net cash flow used in investing activities	(85.2)	(54.0)
Financing activities
Short-term borrowings, net	(514.5)	45.6
Long-term debt borrowings	495.0	—
Payment of debt issuance costs	(1.1)	—
Long-term debt repayments	(41.7)	(93.6)
Proceeds from exercised stock options	26.7	48.0
Taxes withheld and paid on employee stock awards	(9.2)	(10.1)
Common stock acquired by purchase	(20.8)	(59.8)
Dividends paid	(164.9)	(150.8)
Net cash flow used in financing activities	(230.5)	(220.7)
Effect of exchange rate changes on cash and cash equivalents	(10.2)	3.3
Increase in cash and cash equivalents	29.6	42.8
Cash and cash equivalents at beginning of period	155.4	96.6
Cash and cash equivalents at end of period	$185.0	$139.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2019
Balance, February 28, 2019	9.6	122.4	$1,780.5	$1,877.9	$(327.4)	$11.7	$3,342.7
Net income			—	149.4	—	—	149.4
Net income attributable to non-controlling interest			—	—	—	0.7	0.7
Other comprehensive loss, net of tax			—	—	(55.3)	(0.7)	(56.0)
Dividends			—	(75.5)	—	—	(75.5)
Stock-based compensation			16.1	—	—	—	16.1
Shares purchased and retired	(0.1)	(0.2)	(6.2)	(33.2)	—	—	(39.4)
Shares issued	0.8	—	44.6	—	—	—	44.6
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, May 31, 2019	9.5	123.0	$1,835.0	$1,918.6	$(382.7)	$11.7	$3,382.6

Six months ended May 31, 2019
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	297.4	—	—	297.4
Net income attributable to non-controlling interest			—	—	—	1.2	1.2
Other comprehensive loss, net of tax			—	—	(22.8)	(0.8)	(23.6)
Dividends			—	(75.5)	—	—	(75.5)
Stock-based compensation			22.8	—	—	—	22.8
Shares purchased and retired	(0.1)	(0.4)	(10.1)	(63.5)	—	—	(73.6)
Shares issued	0.9	—	51.7	—	—	—	51.7
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, May 31, 2019	9.5	123.0	$1,835.0	$1,918.6	$(382.7)	$11.7	$3,382.6

Three months ended May 31, 2020
Balance, February 29, 2020	9.3	123.6	$1,901.5	$2,179.9	$(519.5)	$12.7	$3,574.6
Net income			—	195.9	—	—	195.9
Net income attributable to non-controlling interest			—	—	—	0.6	0.6
Other comprehensive loss, net of tax			—	—	(58.2)	(0.9)	(59.1)
Dividends			—	(82.4)	—	—	(82.4)
Stock-based compensation			20.7	—	—	—	20.7
Shares purchased and retired	(0.1)	—	(2.5)	(4.7)	—	—	(7.2)
Shares issued	0.4	—	19.2	—	—	—	19.2
Equal exchange	(0.3)	0.3	—	—	—	—	—
Balance, May 31, 2020	9.3	123.9	$1,938.9	$2,288.7	$(577.7)	$12.4	$3,662.3

Six months ended May 31, 2020
Balance, November 30, 2019	9.3	123.6	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	340.6	—	—	340.6
Net income attributable to non-controlling interest			—	—	—	1.5	1.5
Other comprehensive loss, net of tax			—	—	(77.5)	(1.6)	(79.1)
Dividends			—	(82.4)	—	—	(82.4)
Stock-based compensation			27.1	—	—	—	27.1
Shares purchased and retired	(0.1)	(0.1)	(5.2)	(25.3)	—	—	(30.5)
Shares issued	0.5	—	28.4	—	—	—	28.4
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, May 31, 2020	9.3	123.9	$1,938.9	$2,288.7	$(577.7)	$12.4	$3,662.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. The consolidated balance sheet as of May 31, 2019 includes a reclassification of $44.6 million of capitalized software from property, plant and equipment, net, to other long-term assets to conform to our current presentation.
The results of consolidated operations for the six-month period ended May 31, 2020 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2019.
Impact of COVID-19
On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world have mandated orders to slow the transmission of the virus. Actions taken to slow the transmission of the virus, include shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.
We are partnering with our customers to react to consumer demand changes associated with COVID-19. The effects of COVID-19 on consumer behavior have, on a net basis, favorably impacted the operating results of our consumer segment and unfavorably impacted the operating results of our flavor solutions segment in the three months and six months ended May 31, 2020. The impact of COVID-19 on our consumer segment during those periods resulted in a significant increase in at-home consumption, and related demand, for our products. The unfavorable impact on our flavor solutions segment during the same periods was principally attributable to sharply decreased demand from certain customers that were affected by government mandates related to COVID-19 in many of our markets. Those measures required closures of dine-in restaurants or restricted operations of those restaurants to carry-out or delivery only and also restricted operations of quick service restaurants to drive-through pick-up or delivery. Those negative demand impacts in our flavor solutions segment were partially offset by increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption.
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

We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carry forward the historical lease classification. In addition, we made accounting policy elections to combine the lease and non-lease components for all asset categories other than real estate. We also made elections to exclude from balance sheet reporting those leases with initial terms of 12 months or less ("short-term leases").

Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $136.5 million and $140.0 million, respectively, with the difference due to prepaid and deferred rents that were reclassified to the ROU asset value. No cumulative-effect adjustment to opening retained earnings was required as of December 1, 2019. The standard did not materially affect our consolidated net income or cash flows for the three- and six-month periods ended May 31, 2020. See note 4 for further details.
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

The following is a summary of special charges recognized in the three and six months ended May 31, 2020 and 2019 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Employee severance and related benefits	$1.9	$3.4	$2.2	$4.0
Other costs	1.0	3.7	1.7	5.2
Total	$2.9	$7.1	$3.9	$9.2

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

We expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to the initiative. During the six months ended May 31, 2020, we incurred special charges associated with our GE initiative of $1.1 million. Prior to this, through November 30, 2019, we have spent a cumulative total of $38.3 million on this initiative.

During the three months ended May 31, 2020, we recorded $2.9 million of special charges consisting primarily of $2.8 million of streamlining actions in our Europe, Middle East and Africa (EMEA) region, including $1.9 million related to severance and related benefits, $0.6 million of third-party expenses, and $0.3 million related to other costs.

During the six months ended May 31, 2020, we recorded $3.9 million of special charges consisting of $2.8 million of streamlining actions in EMEA and $1.1 million related to our GE initiative, including $0.5 million of third-party expenses, $0.3 million related to severance and related benefits, and $0.3 million related to other costs.

During the three months ended May 31, 2019, we recorded $7.1 million of special charges, consisting primarily of (i) $4.1 million related to our GE initiative, including $2.5 million of third-party expenses, $1.1 million related to employee severance and related benefits, and $0.5 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas region, and (iii) $0.6 million related to streamlining actions in our EMEA region.

During the six months ended May 31, 2019, we recorded $9.2 million of special charges, consisting primarily of (i) $6.2 million related to our GE initiative, including $3.5 million of third-party expenses, $1.7 million related to employee severance and related benefits, and $1.0 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas region, and (iii) $0.6 million related to streamlining actions in our EMEA region.

As of May 31, 2020, reserves associated with special charges, which are expected to be paid during the remainder of fiscal year 2020, are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segments of special charges for the three and six months ended May 31, 2020 and 2019 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Consumer segment	$2.5	$4.9	$3.1	$6.4
Flavor solutions segment	0.4	2.2	0.8	2.8
Total special charges	$2.9	$7.1	$3.9	$9.2

3. FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

In April 2020, we issued $500 million of 2.50% notes due April 15, 2030, with cash proceeds received of $495.0 million, net of discounts and underwriters' fees. Interest is payable semiannually in arrears in April and October of each year. The net proceeds from this issuance were used to pay down short-term borrowings and for general corporate purposes.

During each of the six months ended May 31, 2020 and 2019, we repaid $37.5 million (representing the required quarterly principal payment) of the five-year term loan due August 17, 2022. During the six months ended May 31, 2019, we also repaid $50.0 million of the three-year term loan due August 17, 2020.

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

At May 31, 2020, we had foreign currency exchange contracts to purchase or sell $371.4 million of foreign currencies as compared to $489.2 million at November 30, 2019. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. All foreign currency exchange contracts outstanding at May 31, 2020 have durations of less than 18 months, including $73.8 million of notional contracts that have durations of less than seven days and are used to hedge short-term cash flow funding.

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

We also enter into fair value foreign currency exchange contracts to manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. At May 31, 2020, the notional value of these contracts was $295.9 million. During the three months ended May 31, 2020 and 2019, we recognized gains of $5.7 million and $1.0 million, respectively, on the change in fair value of these contracts and losses of $6.2 million and $1.4 million, respectively, on the change in the currency component of the underlying loans. During the six months ended May 31, 2020 and 2019, we recognized gains of $3.5 million and $2.7 million, respectively, on the change in fair value of these contracts and losses of $4.2 million and $3.2 million, respectively, on the change in the currency component of the underlying loans. Both the gains and the losses were recognized in our consolidated income statement as other income, net.

We also utilize cross currency interest rate swap contracts that are considered net investment hedges. As of May 31, 2020, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

As of May 31, 2020, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on these swap contracts was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, other long-term assets, other accrued liabilities or other long-term liabilities, depending upon their nature and maturity. Hedge ineffectiveness was not material.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2020	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$47.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	364.0	10.3	Other accrued liabilities	7.4	2.6
Cross currency contracts	Other current assets / Other long-term assets	238.8	10.9	Other long-term liabilities	246.1	11.7
Total			$68.3			$14.3

As of May 31, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$12.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	425.4	6.9	Other accrued liabilities	102.8	1.6
Cross currency contracts	Other current assets / Other long-term assets	245.1	7.1	Other long-term liabilities	247.5	7.7
Total			$26.1			$9.3

As of November 30, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$20.9	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	293.1	3.3	Other accrued liabilities	196.1	3.6
Cross currency contracts	Other current assets / Other long-term assets	495.5	3.2	Other long-term liabilities	—	—
Total			$27.4			$3.6

The following tables disclose the impact of derivative instruments on our other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and our consolidated income statement for the three- and six-month periods ended May 31, 2020 and 2019 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2020	Three months ended May 31, 2019	Six months ended May 31, 2020	Six months ended May 31, 2019
Interest rate contracts	Interest expense	$0.9	$0.2	$1.4	$0.4

Three months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2020	2019	Hedged item		2020	2019
Foreign exchange contracts	Other income, net	$5.7	$1.0	Intercompany loans	Other income, net	$(6.2)	$(1.4)

Six months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2020	2019	Hedged item		2020	2019
Foreign exchange contracts	Other income, net	$3.5	$2.7	Intercompany loans	Other income, net	$(4.2)	$(3.2)

The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three- and six-months ended May 31, 2020 and 2019.

Cash Flow Hedges
Three months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) reclassified from AOCI
	2020	2019		2020	2019
Interest rate contracts	$—	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	2.3	1.8	Cost of goods sold	(0.3)	0.1
Total	$2.3	$1.8		$(0.2)	$0.2

Six months ended May 31,
Derivative	Gain or (Loss) recognized in OCI		Income statement location	Gain or (Loss) reclassified from AOCI
	2020	2019		2020	2019
Interest rate contracts	$—	$—	Interest expense	$0.2	$0.2
Foreign exchange contracts	2.9	0.6	Cost of goods sold	0.1	0.4
Total	$2.9	$0.6		$0.3	$0.6

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $2.8 million as an increase to earnings.

Net Investment Hedges
Three months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2020	2019		2020	2019
Cross currency contracts	$(3.5)	$6.8	Interest expense	$1.1	$1.8

Six months ended May 31,
Derivative	Gain or (loss) recognized in OCI		Income statement location	Gain or (loss) excluded from the assessment of hedge effectiveness
	2020	2019		2020	2019
Cross currency contracts	$(3.3)	$(2.7)	Interest expense	$2.4	$2.1

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

The following table presents the components of our lease expense (in millions):

	Three months ended May 31, 2020	Six months ended May 31, 2020
Operating lease cost	$10.5	$20.6
Finance lease cost:
Amortization of ROU assets	2.3	4.5
Interest on lease liabilities	1.2	2.3
Net lease cost (1)	$14.0	$27.4

(1) Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Supplemental balance sheet information related to leases as of May 31, 2020 were as follows (in millions):

Leases	Classification
Assets
Operating lease ROU assets	Other long-term assets	$126.7

Finance lease ROU assets	Property, plant and equipment, net	125.2

Total leased assets		$251.9

Liabilities
Current
Operating	Other accrued liabilities	$34.2
Finance	Current portion of long-term debt	7.2
Non-current
Operating	Other long-term liabilities	96.3
Finance	Long-term debt	128.9
Total lease liabilities		$266.6

Information regarding our lease terms and discount rates as of May 31, 2020 were as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.8	2.2%
Finance leases	14.4	3.3%

The future maturity of our lease liabilities as of May 31, 2020 were as follows (in millions):

	Operating leases	Finance leases	Total
2020 (remainder of year)	$19.2	$5.7	$24.9
2021	32.6	11.4	44.0
2022	24.4	11.4	35.8
2023	17.3	11.4	28.7
2024	11.0	11.5	22.5
Thereafter	33.4	125.9	159.3
Total lease payments	$137.9	177.3	315.2
Less: Imputed interest	7.4	41.2	48.6
Total lease liabilities	$130.5	$136.1	$266.6

Supplemental cash flow and other information related to leases for the six months ended May 31, 2020 were as follows (in million):

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$19.0
Operating cash flows used for finance leases	2.3
Financing cash flows used for finance leases	3.4

ROU assets obtained in exchange for lease liabilities
Operating leases	$8.5

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
At May 31, 2020, May 31, 2019 and November 30, 2019, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2020
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$185.0	$185.0	$—
Insurance contracts	111.1	—	111.1
Bonds and other long-term investments	7.3	7.3	—
Interest rate derivatives	47.1	—	47.1
Foreign currency derivatives	10.3	—	10.3
Cross currency contracts	10.9	—	10.9
Total	$371.7	$192.3	$179.4
Liabilities
Foreign currency derivatives	$2.6	$—	$2.6
Cross currency contracts	11.7	—	11.7
Total	$14.3	$—	$14.3

		May 31, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$139.4	$139.4	$—
Insurance contracts	111.8	—	111.8
Bonds and other long-term investments	6.5	6.5	—
Interest rate derivatives	12.1	—	12.1
Foreign currency derivatives	6.9	—	6.9
Cross currency contracts	7.1	—	7.1
Total	$283.8	$145.9	$137.9
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6
Cross currency contracts	7.7	—	7.7
Total	$9.3	$—	$9.3

		November 30, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$155.4	$155.4	$—
Insurance contracts	121.7	—	121.7
Bonds and other long-term investments	2.7	2.7	—
Interest rate derivatives	20.9	—	20.9
Foreign currency derivatives	3.3	—	3.3
Cross currency contracts	3.2	—	3.2
Total	$307.2	$158.1	$149.1
Liabilities
Foreign currency derivatives	$3.6	$—	$3.6
Total	$3.6	$—	$3.6
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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	May 31, 2020	May 31, 2019	November 30, 2019
Carrying amount	$4,202.5	$4,065.0	$3,723.5
Fair value	4,459.1	4,131.8	3,859.0

Level 1 valuation techniques	$4,080.6	$3,345.4	$3,437.5
Level 2 valuation techniques	378.5	786.4	421.5
Total fair value	$4,459.1	$4,131.8	$3,859.0
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

6.EMPLOYEE BENEFIT AND RETIREMENT PLANS

We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We also contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. As more fully described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2019, during fiscal years 2018 and 2017, we made significant changes to our employee benefit and retirement plans that froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations.

The following table presents the components of our pension expense (income) of the defined benefit plans for the three months ended May 31, 2020 and 2019 (in millions):

	United States		International
	2020	2019	2020	2019
Defined benefit plans
Service cost	$0.8	$0.5	$0.3	$0.9
Interest costs	7.4	8.6	1.8	2.4
Expected return on plan assets	(10.2)	(10.6)	(3.7)	(4.2)
Amortization of prior service costs	0.1	0.1	—	0.1
Amortization of net actuarial losses	1.9	0.6	0.5	0.3
Settlement loss	—	—	0.5	—
Total pension (income)	$—	$(0.8)	$(0.6)	$(0.5)

The following table presents the components of our pension expense (income) of the defined benefit plans for the six months ended May 31, 2020 and 2019 (in millions):

	United States		International
	2020	2019	2020	2019
Defined benefit plans
Service cost	$1.6	$1.0	$0.5	$1.8
Interest costs	14.7	17.2	3.7	4.8
Expected return on plan assets	(20.3)	(21.2)	(7.5)	(8.3)
Amortization of prior service costs	0.2	0.2	—	0.1
Amortization of net actuarial losses	3.9	1.2	1.0	0.6
Settlement loss	—	—	0.5	—
Total pension expense (income)	$0.1	$(1.6)	$(1.8)	$(1.0)

During the six months ended May 31, 2020 and 2019, we contributed $4.4 million and $4.5 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2019 were $11.4 million.
The following table presents the components of our other postretirement benefits expense (income) (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Other postretirement benefits
Service cost	$0.4	$0.5	$0.9	$1.0
Interest costs	0.5	0.6	1.0	1.3
Amortization of prior service credits	(1.2)	(2.1)	(2.3)	(4.3)
Amortization of net actuarial gains	—	(0.2)	(0.1)	(0.4)
Total other postretirement benefits (income)	$(0.3)	$(1.2)	$(0.5)	$(2.4)

All of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(2.4) million and $(4.4) million for the three months ended May 31, 2020 and 2019, respectively and $(5.2) million and $(8.8) million for the six months ended May 31, 2020 and 2019, respectively.

7. STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units ("RSUs"), stock options and company stock awarded as part of our long-term performance plan ("LTPP"). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
Stock-based compensation expense	$20.7	$16.1	$27.1	$22.8
Our 2020 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2019 annual grant. The weighted-average grant-date fair value of each stock option granted in 2020 was $26.53 and in 2019 was $27.51 as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2020 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2020	2019
Risk-free interest rates	0.0 - 0.6%	2.2 - 2.5%
Dividend yield	1.8%	1.5%
Expected volatility	22.8%	17.4%
Expected lives (in years)	7.9	7.5
The following is a summary of our stock option activity for the six months ended May 31, 2020 and 2019:

	2020		2019
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	2.6	$96.18	3.6	$82.60
Granted	0.4	138.62	0.3	147.39
Exercised	(0.4)	77.47	(0.7)	67.71
Outstanding at end of the period	2.6	$104.21	3.2	$92.39
Exercisable at end of the period	2.0	$93.66	2.5	$83.85
As of May 31, 2020, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $185.5 million and for options currently exercisable was $160.0 million. The total intrinsic value of all options exercised during the six months ended May 31, 2020 and 2019 was $28.9 million and $59.6 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2020 and 2019:

	2020		2019
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	381	$115.89	423	$103.05
Granted	148	134.06	128	143.10
Vested	(137)	109.97	(134)	96.74
Forfeited	(6)	121.99	(5)	99.74
Outstanding at end of period	386	$124.85	412	$117.48

The following is a summary of our LTPP activity for the six months ended May 31, 2020 and 2019:

	2020		2019
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	196	$115.96	218	$83.55
Granted	65	172.28	102	150.51
Vested	(44)	89.96	(57)	86.40
Forfeited	(1)	136.95	—	—
Outstanding at end of period	216	$138.11	263	$117.14

8.INCOME TAXES

Income taxes for the three months ended May 31, 2020 included $16.5 million of discrete tax benefits consisting principally of the following: (i) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (ii) $4.0 million of excess tax benefits associated with share-based compensation, and (iii) $3.2 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of a statute of limitations in a non-U.S. jurisdiction. Income taxes for the six months ended May 31, 2020 included $26.9 million of discrete tax benefits consisting principally of the following: (i) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, (ii) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (iii) $5.7 million of excess tax benefits associated with share-based compensation, (iv) $3.4 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions, and (v) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from enacted legislation in certain non-U.S. jurisdictions.
Income taxes for the three months ended May 31, 2019 included $11.3 million of discrete tax benefits consisting principally of excess tax benefits associated with share-based compensation. Income taxes for the six months ended May 31, 2019 included $28.9 million of discrete tax benefits consisting principally of the following: (i) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, and (ii) $12.9 million of excess tax benefits associated with share-based compensation.
Other than additions for current year tax positions and the reversal of unrecognized tax benefits and related interest noted above, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2020.

As of May 31, 2020, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Average shares outstanding – basic	133.1	132.3	133.0	132.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.2	1.6	1.3	1.6
Average shares outstanding – diluted	134.3	133.9	134.3	133.9

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Anti-dilutive securities	0.2	0.2	0.2	0.1

The following table sets forth the common stock activity (in millions):

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.4	0.8	0.5	0.9
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, LTPP and employee stock purchase programs	0.1	0.3	0.2	0.5

As of May 31, 2020, $11.1 million remained of the $600 million share repurchase authorization approved by our Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019, bringing the total remaining share repurchase authorization to $611.1 million as of May 31, 2020.

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	May 31, 2020	May 31, 2019	November 30, 2019
Foreign currency translation adjustment (1)	$(349.9)	$(263.0)	$(266.5)
Unrealized loss on foreign currency exchange contracts	1.1	(0.8)	—
Unamortized value of settled interest rate swaps	0.1	0.4	0.3
Pension and other postretirement costs	(229.0)	(119.3)	(234.0)
Accumulated other comprehensive loss	$(577.7)	$(382.7)	$(500.2)
(1)The foreign currency translation adjustment of accumulated other comprehensive loss increased by $83.4 million during the six months ended May 31, 2020. Of that increase, $3.3 million was associated with net investment hedges as more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Six months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Interest expense
Foreign exchange contracts	0.3	(0.1)	(0.1)	(0.4)	Cost of goods sold
Total before tax	0.2	(0.2)	(0.3)	(0.6)
Tax effect	—	—	0.1	0.1	Income taxes
Net, after tax	$0.2	$(0.2)	$(0.2)	$(0.5)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(1.1)	$(1.9)	$(2.1)	$(4.0)	Other income, net
Amortization of net actuarial losses (1)	2.9	0.7	5.3	1.4	Other income, net
Total before tax	1.8	(1.2)	3.2	(2.6)
Tax effect	(0.4)	0.3	(0.7)	0.6	Income taxes
Net, after tax	$1.4	$(0.9)	$2.5	$(2.0)

(1) This accumulated other comprehensive income (loss) component, including settlement losses, is included in the computation of total pension expense and other postretirement benefits expense (refer to note 6 for additional details).

11.BUSINESS SEGMENTS

We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “La Drogheria”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2020
Net sales	$962.6	$438.5	$1,401.1
Operating income excluding special charges	231.6	28.7	260.3
Income from unconsolidated operations	8.4	1.8	10.2

Three months ended May 31, 2019
Net sales	$764.1	$537.8	$1,301.9
Operating income excluding special charges	137.8	77.4	215.2
Income from unconsolidated operations	7.5	2.0	9.5

Six months ended May 31, 2020
Net sales	$1,662.1	$951.0	$2,613.1
Operating income excluding special charges	351.2	104.3	455.5
Income from unconsolidated operations	16.2	4.4	20.6

Six months ended May 31, 2019
Net sales	$1,509.0	$1,024.4	$2,533.4
Operating income excluding special charges	273.1	141.1	414.2
Income from unconsolidated operations	15.4	4.2	19.6

A reconciliation of operating income excluding special charges to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2020
Operating income excluding special charges	$231.6	$28.7	$260.3
Less: Special charges	2.5	0.4	2.9
Operating income	$229.1	$28.3	$257.4

Three months ended May 31, 2019
Operating income excluding special charges	$137.8	$77.4	$215.2
Less: Special charges	4.9	2.2	7.1
Operating income	$132.9	$75.2	$208.1

Six months ended May 31, 2020
Operating income excluding special charges	$351.2	$104.3	$455.5
Less: Special charges	3.1	0.8	3.9
Operating income	$348.1	$103.5	$451.6

Six months ended May 31, 2019
Operating income excluding special charges	$273.1	$141.1	$414.2
Less: Special charges	6.4	2.8	9.2
Operating income	$266.7	$138.3	$405.0

The following table sets forth our net sales, by geographic area, for the three and six months ended May 31, 2020 and 2019 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended May 31, 2020	$1,025.4	$243.7	$132.0	$1,401.1
Three months ended May 31, 2019	896.1	249.4	156.4	1,301.9

Six months ended May 31, 2020	1,845.0	494.0	274.1	2,613.1
Six months ended May 31, 2019	1,703.1	492.2	338.1	2,533.4

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

Recent Events and 2020 Outlook
During the three and six months ended May 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread significantly impacted not only our operating results but also the global economy. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic.

The impact of COVID-19 on our consolidated operating results for the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. In the first quarter of 2020, sales in our Asia/Pacific region declined by $39.6 million from the corresponding quarter in 2019, driven by the decline in the first quarter of 2020 sales in our China operations, as compared to the corresponding period in 2019, that approximated $43 million. That $43 million decline was driven by government-mandated measures, imposed to mitigate the spread of COVID-19, including measures that caused us to institute work-at-home protocols for many of our employees and to close our manufacturing facilities in our China operations during a portion of the first quarter. Our plants in China have since resumed operations, with our plants in Shanghai and Guangzhou resuming operations in mid-February 2020 and our Wuhan plant in mid-March 2020.

The pandemic spread outside of China during our second quarter of fiscal year 2020 to impact operations in our Americas and Europe, Middle East and Africa (“EMEA”) regions in addition to elsewhere in our Asia/Pacific region. In the U.S., many state and local governments, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures ranged from limitations on crowd size, together with closures of bars and dine-in restaurants, to mandatory orders for non-essential citizens to shelter in place. Governments in non-U.S. jurisdictions also implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibited many employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. Uncertainty with respect to the economic effects of the pandemic introduced significant volatility in the financial markets.

We identified three priorities while navigating through the period of volatility and uncertainty associated with various stages of the COVID-19 pandemic:

•First, to ensure the health and safety of our employees and the quality and integrity of our products.
•Second, to keep our brands and our customers' brands in supply and to maintain the financial strength of our business.
•Third, to ensure McCormick emerges strong from this event. The pandemic will come to an end and we believe that we will come out a better company by driving our long-term strategies, responding to changing consumer behavior and capitalizing on opportunities from our relative strength.

During the three months ended May 31, 2020, we undertook numerous measures to ensure that these priorities were achieved, including: (i) for our manufacturing and distribution employees, who played a critical role in maintaining the supply of our products to our customers and consumers, we instituted pre-shift temperature checks, increased pay and benefits, and provided time to enable social distancing and even greater sanitation procedures during shift changes; (ii) for our other employees, we instituted work-from-home arrangements; (iii) we maintained close communication with customers and suppliers to enable us to react to changing demand; and (iv) throughout the organization, we empowered global, regional and local crisis response teams that enabled us to react quickly to the challenging environment.

We elected to pause activities related to our global enterprise resource planning ("ERP") replacement program in the balance of fiscal 2020. Current travel restrictions and border closures imposed by governments to mitigate COVID-19 contagion would make it impossible to provide on-the-ground support at the times of pilot go-lives previously planned for fiscal 2020, and we do not have a clear line of sight as to when those restrictions will be lifted. For these reasons, we have chosen to refocus our employees on the three previously described priorities while navigating through this period of volatility and uncertainty.

During the second quarter of 2020, we partnered with our customers to monitor consumer demand changes and address the shift to at-home consumption versus away from home. We estimate that away-from-home consumption has historically represented approximately 20% of our consolidated sales. As we expected, the government-mandated closure of dine-in restaurants in many of our markets reduced demand in our flavor solutions segment in the second quarter of 2020 from our foodservice customers as COVID-19 measures eliminated dine-in services and limited restaurants to carry-out or delivery only. Also, as we expected in the second quarter of 2020, the effects of COVID-19 measures, including mandatory lock-downs, increased at-home consumption, and related demand, from customers in our consumer segment as well as from customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption. In the three months ended May 31, 2020, our sales increased by 7.6% over the prior year level. That increase was driven by a 26.0% increase in sales of our consumer segment, partially offset by an 18.5% decline in sales of our flavor solutions segment.

Late in the second quarter of 2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locales as, dependent upon the local extent and severity of COVID-19 infections, efforts to enter the first phase of recovery began. To the extent that COVID-19 continues or worsens, governments may maintain restrictions or impose additional restrictions. We believe that the phasing and steps to COVID-19 recovery will vary among regions, countries or local jurisdictions.

We also believe that the impact, extent and timing of COVID-19 and the recovery from its effects are highly uncertain and could be far reaching. In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that could occur, the short-term and long-term impact that COVID-19 could have on our financial condition and operating results remains unknown.

Earlier this year, we withdrew the fiscal 2020 outlook, summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended November 30, 2019. The environment in which we operate continues to evolve, and there remains a high degree of uncertainty about the pace and shape of the COVID-19 recovery as well as the impact and extent of potential resurgences. As a consequence of these uncertainties and the resultant variability that they may introduce to our results during the remainder of this fiscal year, we are not providing a fiscal 2020 financial outlook at this time.

As of the date of this filing, our current expectations with respect to certain factors impacting our operations during the six-month period ending November 30, 2020 include the following: (i) we believe that the increased consumer preference for cooking at home experienced in the second quarter will be sustained, continuing a favorable impact in our consumer segment in the second half of the year, but at a less elevated level than in our second quarter; (ii) we expect demand from our packaged food customers in the flavor solutions segment to return to pre-COVID-19 levels; (iii) we expect the away-from-home component of our flavor solutions segment to gradually and partially recover throughout the second half of the year, but remain below the prior year level; (iv) we anticipate that the significant favorable impact on gross margin from a higher mix of consumer segment sales in the first half of 2020 is unlikely to continue to the same extent in the latter half of the year; and (v) as we did in the second quarter, we expect to incur incremental COVID-19 costs during the second half of the year, with those incremental costs more heavily weighted in the third quarter rather than in the fourth quarter. In addition, our current expectations with respect to certain factors impacting our operations for the fiscal year ending November 30, 2020 include the following: (i) we continue to project that the impact of COVID-19 on our sales in China will reduce our annual consolidated net sales growth in fiscal 2020 by 1% to 2% as compared to the 2019 level; (ii) we continue to expect mid-single digit percentage inflationary pressures, CCI savings of approximately $105 million, and a mid-single digit percentage increase in brand marketing investments for fiscal 2020, all as compared to the 2019 levels; (iii) we anticipate a negative impact from foreign exchange rates on our fiscal 2020 annual results as compared to fiscal 2019; and (iv) we expect a high to mid-single digit percentage decline in our income from unconsolidated operations for fiscal year 2020 from that of the prior year as a result of unfavorable foreign currency rates.

The pace and shape of the COVID-19 recovery described above as well as the impact and extent of potential resurgences is not presently known. These and other uncertainties could result in changes to our current expectations in addition to a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable or, in the case of significant increased demand for our product, incapable of fulfilling that increased demand. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.
RESULTS OF OPERATIONS – COMPANY

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net sales	$1,401.1	$1,301.9	$2,613.1	$2,533.4
Percent increase	7.6%	—%	3.1%	0.7%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	7.4%	2.1%	2.6%	3.1%
Pricing actions	2.2%	0.7%	1.7%	0.4%
Foreign exchange	(2.0)%	(2.8)%	(1.2)%	(2.8)%
Gross profit	$579.5	$508.5	$1,049.4	$975.4
Gross profit margin	41.4%	39.1%	40.2%	38.5%

Sales for the second quarter of 2020 increased by 7.6% from the prior year level and by 9.6% on a constant currency basis (that is excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). That 7.6% sales increase was driven by higher sales in our consumer segment, which increased by 26.0% over the 2019 level, partially offset by lower sales in our flavor solutions segment, which declined by 18.5% from the prior year level. On a consolidated basis, higher volume and favorable product mix increased sales by 7.4% while pricing actions added 2.2% to sales. That net volume increase and favorable mix was driven by sharply higher demand within our consumer business, as government-mandated measures, imposed to mitigate the spread of COVID-19 in the second quarter of 2020 and the ensuing change in consumer behavior, resulted in a shift in consumer behavior toward at-home meal preparation that more than offset sharply lower demand within our flavor solutions business principally associated with our quick service restaurant and branded food service customers. Sales were also impacted by unfavorable foreign currency rates that reduced net sales 2.0% compared to the year-ago quarter and is excluded from our measure of sales growth of 9.6% on a constant currency basis.

Sales for the six months ended May 31, 2020 increased by 3.1% from the prior year level and increased by 4.3% on a constant currency basis. Favorable volume and product mix increased sales by 2.6% while pricing actions added 1.7% to sales. Sales were impacted by unfavorable foreign currency rates that reduced sales by 1.2% as compared to the same period in 2019 and is excluded from our measure of sales growth of 4.3% on a constant currency basis.

Gross profit for the second quarter of 2020 increased by $71.0 million, or 14.0%, over the comparable period in 2019. Gross profit for the six months ended May 31, 2020 increased by $74.0 million, or 7.6% over the comparable period in 2019. Our gross profit margins for the three and six months ended May 31, 2020 were 41.4% and 40.2%, respectively, an increase of 230 basis points and 170 basis points, respectively, from the same periods in 2019. This improvement was driven by the mix of consumer and flavor solutions sales in both the quarter and year-to-date periods. Also, as a percentage of sales, the gross margin impact of CCI-led cost savings were offset, in part, by higher conversion costs and increased material costs in both the quarter and year-to-date periods. Increased conversion costs during the three months ended May 31, 2020 included certain matters associated with COVID-19, such as the impact of lower production volumes of flavor solutions inventories, reduced productivity related to measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts, and higher inventory provisions in response to lower demand by certain customers.

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Selling, general & administrative expense (SG&A)	$319.2	$293.3	$593.9	$561.2
Percent of net sales	22.8%	22.6%	22.8%	22.2%
SG&A increased by $25.9 million in the second quarter of 2020 compared to the 2019 level, driven by (i) higher performance-based employee incentive expense accruals; (ii) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard did not recur in 2020; and (iii) less favorable investment results associated with non-qualified retirement plan assets, all as compared to the corresponding period in 2019. SG&A as a percent of net sales increased by 20 basis points from the prior year level, primarily as a result of the previously mentioned factors, partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2020 quarter.

SG&A increased by $32.7 million in the six months ended May 31, 2020 compared to the 2019 level, primarily as a result of (i) higher performance-based employee incentive expense accrual, (ii) higher expenses associated with efforts related to implementation of a global ERP platform; (iii) increased brand marketing expenses; (iv) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard did not recur in 2020; and (v) less favorable investment results associated with non-qualified retirement plan assets, all as compared to the corresponding period in 2019. SG&A as a percent of net sales for the six months ended May 31, 2020 increased by 60 basis points from the prior year level, primarily as a result of the previously mentioned factors, partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2020 period.

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Total special charges	$2.9	$7.1	$3.9	$9.2

During the three months ended May 31, 2020, we recorded $2.9 million of special charges consisting primarily of $2.8 million of streamlining actions in EMEA, including $1.9 million related to severance and related benefits, $0.6 million of third-party expenses, and $0.3 million related to other costs.

During the six months ended May 31, 2020, we recorded $3.9 million of special charges consisting of $2.8 million of streamlining actions in EMEA and $1.1 million related to our GE initiative.

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

During the six months ended May 31, 2019, we recorded $9.2 million of special charges, consisting primarily of (i) costs related to our GE initiative, including $3.5 million related to third party expenses, $1.7 million related to employee severance and related benefits, and $1.0 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas and (iii) $0.6 million of streamlining actions in EMEA.

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Interest expense	$34.4	$42.4	$69.7	$85.4
Other income, net	3.1	6.3	8.6	12.4

Interest expense decreased by $8.0 million in the second quarter of 2020, compared to the same period in 2019, due primarily to a decline in average total borrowings and the lower interest rate environment. Interest expense was $15.7 million lower for the six months ended May 31, 2020 than the same period of the prior year. That decline was primarily due to a decrease in average borrowings, a lower interest rate environment and the favorable impact of the cross currency interest rate swap contracts entered into during February 2019. Other income, net for the three and six months ended May 31, 2020 decreased by $3.2 million and $3.8 million, respectively, from the 2019 levels due principally to lower non-service cost income associated with our pension and postretirement benefit plans and lower interest income in the three and six months ended May 31, 2020.

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Income from consolidated operations before income taxes	$226.1	$172.0	$390.5	$332.0
Income tax expense	40.4	32.1	70.5	54.2
Effective tax rate	17.9%	18.7%	18.1%	16.3%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits related to share-based compensation, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, the settlement of tax audits, changes in the assessment of deferred tax valuation allowances, and the tax effects of intra-entity asset transfers (other than inventory).

Income taxes for the three months ended May 31, 2020 included $16.5 million of discrete tax benefits consisting principally of the following: (i) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (ii) $4.0 million of excess tax benefits associated with share-based compensation, and (iii) $3.2 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of a statute of limitations in a non-U.S. jurisdiction. Income taxes for the six months ended May 31, 2020 included $26.9 million of discrete tax benefits consisting principally of; (i) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter; (ii) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets; (iii) $5.7 million of excess tax benefits associated with share-based compensation, (iv) $3.4 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions; and (v) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from enacted legislation in certain non-U.S. jurisdictions.

Income taxes for the three months ended May 31, 2019 included $11.3 million of discrete tax benefits consisting principally of excess tax benefits associated with share-based compensation. Income tax expense for the six months ended May 31, 2019 included $28.9 million of discrete tax benefits consisting principally of $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, and $12.9 million of excess tax benefits associated with share-based compensation.

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Income from unconsolidated operations	$10.2	$9.5	$20.6	$19.6

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $0.7 million and $1.0 million for the three and six months ended May 31, 2020, respectively, as compared to the year-ago period.
The following table outlines the major components of the change in diluted earnings per share from 2019 to 2020:

	Three months ended May 31,	Six months ended May 31,
2019 Earnings per share – diluted	$1.12	$2.22
Increase in operating income	0.27	0.26
Decrease in special charges, net of taxes	0.03	0.03
Decrease in interest expense	0.05	0.10
Decrease in other income	(0.02)	(0.02)
Increase in unconsolidated income	0.01	0.01
Impact of change in effective income tax rate, excluding taxes on special charges	0.01	(0.05)
Impact of higher shares outstanding	(0.01)	(0.01)
2020 Earnings per share – diluted	$1.46	$2.54

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

CONSUMER SEGMENT

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
(in millions)
Net sales	$962.6	$764.1	$1,662.1	$1,509.0
Percent increase (decrease)	26.0%	(0.6)%	10.2%	(0.3)%
Segment operating income	$231.6	$137.8	$351.2	$273.1
Segment operating income margin	24.1%	18.0%	21.1%	18.1%

In the second quarter of 2020, sales of our consumer segment increased 26.0% as compared to the second quarter of 2019 and increased by 27.8% on a constant currency basis. That 26.0% sales increase was driven by sharply higher sales of our consumer business in the Americas and in EMEA, as government-mandated measures, imposed to mitigate the spread of COVID-19 in the second quarter of 2020, resulted in a shift in consumer behavior toward at-home meal preparation. Favorable volume and product mix increased sales by 25.2% in the second quarter of 2020 as compared to the same period last year. That favorable volume and product mix was driven by our consumer operations in the Americas and in EMEA, and was partially offset by reduced volume and unfavorable product mix in the Asia/Pacific region. Pricing actions increased sales by 2.6% as compared to the prior year period. Sales in the quarter reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 1.8% compared to the year-ago quarter and is excluded from our measure of sales growth of 27.8% on a constant currency basis.

In the Americas, consumer sales increased 35.8% in the second quarter of 2020 as compared to the second quarter of 2019 and increased by 36.3% on a constant currency basis. For the second quarter of 2020, favorable volume and product mix increased sales by 32.3%, as compared to the corresponding period in 2019, driven by increased demand due to the COVID-19 impact on consumer trends toward at-home meal preparation. The increase was broad based with significant growth across the McCormick branded portfolio. In addition, pricing actions, taken in response to increased costs, including tariffs, increased sales by 4.0% as compared to the prior year period. The unfavorable impact of foreign currency rates decreased sales by 0.5% in the quarter and is excluded from our measure of sales growth of 36.3% on a constant currency basis.

In the EMEA region, consumer sales increased 22.0% in the second quarter of 2020 as compared to the second quarter of 2019 and increased by 26.0% on a constant currency basis. Sales were impacted by favorable volume and product mix during the quarter that increased sales by 26.4%. This increase was driven by the COVID-19 impact on consumer trends toward at-home meal preparation. The increase was broad based across the region. Pricing actions decreased sales by 0.4%. During the second quarter of 2020, an unfavorable impact from foreign currency rates decreased sales by 4.0% compared to the year-ago period and is excluded from our measure of sales growth of 26.0% on a constant currency basis.

In the Asia/Pacific region, consumer sales decreased 17.9% in the second quarter of 2020 and declined by 12.8% on a constant currency basis. For the second quarter of 2020, unfavorable volume and product mix decreased sales by 12.5%. The decrease was driven by products related to away from home consumption, mainly due to the COVID-19 disruption in China. An unfavorable impact from foreign currency rates, which decreased sales by 5.1% compared to the second quarter of 2019, is excluded from our measure of sales decline of 12.8% on a constant currency basis.

For the six months ended May 31, 2020, our consumer segment sales increased 10.2% as compared to the six months ended May 31, 2019 and increased by 11.3% on a constant currency basis. That 10.2% sales increase was driven by sharply higher sales of our consumer business in Americas and EMEA during the three months ended May 31, 2020, as government-mandated measures, imposed to mitigate the spread of COVID-19, resulted in a shift in consumer behavior toward at-home meal preparation. Improved volume and product mix added 9.5% to sales and pricing actions added 1.8% to sales in the first half of 2020, both in comparison to the prior year levels. An unfavorable impact from foreign currency rates decreased sales by 1.1% compared to the prior year and is excluded from our measure of sales growth of 11.3% on a constant currency basis.

Segment operating income for our consumer segment increased by $93.8 million, or 68.1%, in the second quarter of 2020 as compared to the second quarter of 2019. The increase in segment operating income was driven by the higher level of sales, which were primarily associated with the impacts of COVID-19, as previously described, and CCI-led cost savings. Increased conversion costs, distribution expense and higher performance-based employee incentive expense accruals partially offset the increase. On a constant currency basis, segment operating income for our consumer segment increased by 69.8% in the second quarter of 2020 in comparison to the same period in 2019. Segment operating margin for our consumer segment increased by 610 basis points from the second quarter of 2019 to 24.1% in the second quarter of 2020. That increase was principally the result of an increase in consumer gross margin as well as a decrease in SG&A as a percentage of net sales, as compared to the second quarter of 2019. Segment operating margin for the three months ended May 31, 2020 benefited from the leverage of fixed and semi-fixed expenses over a higher sales base than compared to the 2019 level.

We grew segment operating income for our consumer segment by $78.1 million, or 28.6%, for the six months ended May 31, 2020 as compared to the same period in 2019. The increase in segment operating income was driven by the impact of higher sales and CCI-led cost savings. Increased conversion costs, higher distribution expenses, increased brand marketing expenses, increased material costs, higher performance-based employee incentive expense accruals, and higher expenses associated with efforts related to implementation of a global ERP platform partially offset the increase. On a constant currency basis, segment operating income for our consumer segment rose by 29.6% in the six months ended May 31, 2020 in comparison to the same period in 2019. Segment operating margin for our consumer segment rose by 300 basis points in the first half of 2020 to 21.1%, driven by an increase in consumer gross profit margin and a decrease in SG&A as a percentage of net sales as compared to the 2019 period. Segment operating margin for the six months ended May 31, 2020 benefited from the leverage of fixed and semi-fixed expenses over a higher sales base than compared to the 2019 level.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Six months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Net sales	$438.5	$537.8	$951.0	$1,024.4
Percent (decrease) increase	(18.5)%	1.0%	(7.2)%	2.1%
Segment operating income	$28.7	$77.4	$104.3	$141.1
Segment operating income margin	6.5%	14.4%	11.0%	13.8%

In the second quarter of 2020, sales of our flavor solutions segment decreased by 18.5% as compared to the second quarter of 2019 and decreased by 16.1% on a constant currency basis. Driving that 18.5% decrease in sales was lower demand due to the broad based impact of the COVID-19 disruption on our quick service restaurant and branded food service customers. Unfavorable volume and product mix decreased segment sales by 17.7% as compared to the second quarter of 2019, while pricing actions during the period increased sales by 1.6%. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 2.4% compared to the year-ago quarter and is excluded from our measure of sales decline of 16.1% on a constant currency basis.

In the Americas, flavor solutions sales decreased by 15.0% during the second quarter of 2020 as compared to the prior year level, and decreased by 13.4% on a constant currency basis. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 15.0% during the second quarter of 2020, driven by lower sales to quick service restaurant and branded food service customers, which was partially offset by increased sales to packaged food companies. Pricing actions during the quarter ended May 31, 2020 increased sales by 1.6% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 1.6% compared to the second quarter of 2019 and is excluded from our measure of sales decline of 13.4% on a constant currency basis.

In the EMEA region, flavor solutions sales in the second quarter of 2020 decreased by 34.3% from the prior year level and decreased by 30.6% on a constant currency basis. Unfavorable volume and product mix decreased segment sales by 32.8% as compared to the corresponding period in 2019. The decline was primarily attributable to decreased sales to quick service restaurants in addition to lower branded foodservice sales, partially offset by higher demand from packaged food companies. Pricing actions increased sales by 2.2% in the second quarter of 2020 as compared the prior period level. An unfavorable impact from foreign currency rates decreased sales by 3.7% compared to the second quarter of 2019 and is excluded from our measure of sales decline of 30.6% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales decreased 11.3% in the second quarter of 2020 from the prior year level and decreased 6.2% on a constant currency basis. Unfavorable volume and product mix reduced sales by 6.5%, driven by the impact of COVID-19 on sales to our flavor solutions customers outside of China during the second quarter of 2020. Pricing actions increased sales by 0.3% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 5.1% compared to the second quarter of 2019 and is excluded from our measure of sales decline of 6.2% on a constant currency basis.

For the six months ended May 31, 2020, our flavor solutions sales declined 7.2% compared to the six months ended May 31, 2019 and decreased by 6.0% on a constant currency basis. Driving that 7.2% decrease in sales was lower demand during the second quarter due to the broad based impact of the COVID-19 disruption on our restaurant and branded food service customers. Volume and product mix contributed 7.4% of the decline and was partially offset by pricing actions which added 1.4% to sales for the first half of 2020, both in comparison to the prior year levels. An unfavorable impact from foreign currency rates decreased sales by 1.2% compared to the prior year and is excluded from our measure of sales decline of 6.0% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $48.7 million, or 62.9%, in the second quarter of 2020 as compared to the second quarter of 2019. The decrease in segment operating income was driven by lower sales and higher conversion costs, including the impact of lower production volumes and inventory provisions, which were partially offset by CCI-led cost savings. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 60.7% in the second quarter of 2020 as compared to the same period in 2019. Segment operating margin for our flavor solutions segment decreased by 790 basis points to 6.5% in the second quarter of 2020, due to a decrease in gross margin and increased SG&A as a percentage of net sales as compared to the prior year period. Segment operating margin for the three months ended May 31, 2020 declined due to the deleveraging impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2019 period.

Segment operating income for our flavor solutions segment decreased by $36.8 million, or 26.1%, for the six months ended May 31, 2020 as compared to the same period of 2019. The decrease in segment operating income was driven by lower sales, increased conversion costs, including the impact of lower production volumes, and increased material costs. On a constant currency basis, segment operating income for our flavor solutions segment declined by 24.9% in the six months ended May 31, 2020, in comparison to the same period in 2019. Segment operating margin for our flavor solutions segment decreased by 280 basis points in the first half of 2020 to 11.0%, driven by lower segment gross margin and an increase in SG&A as a percentage of net sales compared to the first six months of 2019. Segment operating margin for the six months ended May 31, 2020 declined due to the deleveraging impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2019 period.

MARKET RISK SENSITIVITY

We are subject to market risk sensitivities, including those related to foreign exchange, interest rates, commodity risks and credit risks. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during 2020.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2020	May 31, 2019	November 30, 2019
Forward foreign currency:
Notional value	$371.4	$528.2	$489.2
Unrealized net gain (loss)	7.7	5.3	(0.3)
Cross currency swaps:
Notional value	484.9	492.6	495.5
Unrealized net (loss) gain	(0.8)	(0.6)	3.2

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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	May 31, 2020	May 31, 2019	November 30, 2019
Notional value	$350.0	$350.0	$350.0
Unrealized net gain	47.1	12.1	20.9
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of May 31, 2020, other than the $500.0 million issuance of long-term debt which is more fully described in note 3 of the notes to condensed consolidated financial statements included in Item 1, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2019.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2019	For the three months ended		For the six months ended
		May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Operating income	$957.7	$257.4	$208.1	$451.6	$405.0
Impact of special charges	20.8	2.9	7.1	3.9	9.2
Adjusted operating income	$978.5	$260.3	$215.2	$455.5	$414.2
Adjusted operating income margin (1)	18.3%	18.6%	16.5%	17.4%	16.3%

Income tax expense	$157.4	$40.4	$32.1	$70.5	$54.2
Impact of special charges	4.7	0.9	1.7	1.2	2.2
Non-recurring benefit, net, of the U.S. Tax Act (2)	1.5	—	—	—	—
Adjusted income tax expense	$163.6	$41.3	$33.8	$71.7	$56.4
Adjusted income tax rate (3)	19.5%	18.0%	18.9%	18.2%	16.5%

Net income	$702.7	$195.9	$149.4	$340.6	$297.4
Impact of special charges	16.1	2.0	5.4	2.7	7.0
Non-recurring benefit, net, of the U.S. Tax Act (2)	(1.5)	—	—	—	—
Adjusted net income	$717.3	$197.9	$154.8	$343.3	$304.4

Earnings per share – diluted	$5.24	$1.46	$1.12	$2.54	$2.22
Impact of special charges	0.12	0.01	0.04	0.02	0.05
Non-recurring benefit, net, of the U.S. Tax Act (2)	(0.01)	—	—	—	—
Adjusted earnings per share – diluted	$5.35	$1.47	$1.16	$2.56	$2.27

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(2)	The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $1.5 million for the year ended November 30, 2019 is more fully described in our Annual Report on Form 10-K for the year ended November 30, 2019.

(3)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges or $229.0 million and $394.4 million for the three and six months ended May 31, 2020, respectively; $179.1 million and $341.2 million for the three and six months ended May 31, 2019, respectively; and $840.0 million for the year ended November 30, 2019.

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

Constant currency growth rates follow:

	Three Months Ended May 31, 2020
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	35.8%	(0.5)%	36.3%
EMEA	22.0%	(4.0)%	26.0%
Asia/Pacific	(17.9)%	(5.1)%	(12.8)%
Total Consumer	26.0%	(1.8)%	27.8%
Flavor Solutions segment:
Americas	(15.0)%	(1.6)%	(13.4)%
EMEA	(34.3)%	(3.7)%	(30.6)%
Asia/Pacific	(11.3)%	(5.1)%	(6.2)%
Total Flavor Solutions	(18.5)%	(2.4)%	(16.1)%
Total net sales	7.6%	(2.0)%	9.6%

Adjusted operating income:
Consumer segment	68.1%	(1.7)%	69.8%
Flavor Solutions segment	(62.9)%	(2.2)%	(60.7)%
Total adjusted operating income	21.0%	(1.9)%	22.9%

	Six Months Ended May 31, 2020
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	18.1%	(0.2)%	18.3%
EMEA	10.5%	(2.7)%	13.2%
Asia/Pacific	(24.2)%	(3.0)%	(21.2)%
Total Consumer	10.2%	(1.1)%	11.3%
Flavor Solutions segment:
Americas	(5.2)%	(0.6)%	(4.6)%
EMEA	(14.0)%	(2.2)%	(11.8)%
Asia/Pacific	(7.6)%	(3.3)%	(4.3)%
Total Flavor Solutions	(7.2)%	(1.2)%	(6.0)%
Total net sales	3.1%	(1.2)%	4.3%

Adjusted operating income:
Consumer segment	28.6%	(1.0)%	29.6%
Flavor Solutions segment	(26.1)%	(1.2)%	(24.9)%
Total adjusted operating income	10.0%	(1.1)%	11.1%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA"). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expense, and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility and the Term Loan which requires us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced annually on November 30th. As of May 31, 2020, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended May 31, 2020, May 31, 2019 and November 30, 2019:

	May 31, 2020	May 31, 2019	November 30, 2019
Net income	$745.9	$684.9	$702.7
Depreciation and amortization	161.3	155.6	158.8
Interest expense	149.5	174.0	165.2
Income tax expense	173.7	134.9	157.4
EBITDA	$1,230.4	$1,149.4	$1,184.1
Adjustments to EBITDA (1)	47.3	44.9	47.9
Adjusted EBITDA	$1,277.7	$1,194.3	$1,232.0

Net debt	$4,177.0	$4,606.3	$4,243.8

Leverage ratio (1)	3.3	3.9	3.4

(1)	Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit and term loan agreements and includes special charges, share-based compensation expense, and interest income.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2020	May 31, 2019

Net cash provided by operating activities	$355.5	$314.2
Net cash used in investing activities	(85.2)	(54.0)
Net cash used in financing activities	(230.5)	(220.7)
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

Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is historically lower in the first and second quarters and then has built in the third and fourth quarters of our fiscal year. For the six months ended May 31, 2020, cash flow from operations of $355.5 million increased by $41.3 million from the same period of 2019. The 2020 increase was primarily driven by an increase of $43.2 million in net income in the six months ended May 31, 2020 over the prior year level.
Investing Cash Flow — Cash used in investing activities increased by $31.2 million to $85.2 million for the six months ended May 31, 2020, compared to $54.0 million for the corresponding period in 2019. During the first six months of 2020, capital expenditures increased by $33.0 million from the 2019 level to $87.1 million. We expect 2020 capital expenditures to approximate $215 million.
Financing Cash Flow — Financing activities used cash of $230.5 million for the first six months of 2020, as compared to $220.7 million for the corresponding period in 2019. The primary drivers behind this change were as follows.

In the first six months of 2020, our net borrowing activities used cash of $62.3 million as compared to $48.0 million in the first six months of 2019. In the first six months of 2020, we issued $500 million of long-term debt with net proceeds from the issuance of $495.0 million. We also paid $1.1 million in costs associated with the debt issuance. In the first six months of 2020, we decreased our short-term borrowings, on a net basis, by $514.5 million as compared to an increase of $45.6 million during the comparable 2019 period. During the six months ended May 31, 2020 and 2019, we repaid $41.7 million and $93.6 million, respectively, of long-term debt. In the 2020 and 2019 periods, those repayments principally consisted of $37.5 million and $87.5 million, respectively, on our term loans due August 2020 and/or August 2022.
We increased dividends paid to $164.9 million in the first six months of 2020 from $150.8 million of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
During the six months ended May 31, 2020, we received proceeds of $26.7 million from exercised stock options as compared to $48.6 million received in the corresponding 2019 period. We repurchased $9.2 million and $10.1 million of common stock during the six months ended May 31, 2020 and 2019, respectively, in conjunction with employee tax withholding requirements.

The following table outlines the activity in our share repurchase program for the six months ended May 31, 2020 and 2019:

	2020	2019
Number of shares of common stock repurchased	0.13	0.36
Dollar amount	$20.8	$59.8
As of May 31, 2020, $11.1 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019, bringing the total remaining share repurchase authorization to $611.1 million as of May 31, 2020. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
The following table presents our leverage ratio for the trailing twelve-month periods ended May 31, 2020, May 31, 2019, and November 30, 2019:

	May 31, 2020	May 31, 2019	November 30, 2019
Leverage ratio	3.3	3.9	3.4

Our leverage ratio was 3.3 as of May 31, 2020 as compared to the ratios of 3.4 and 3.9 as of November 30, 2019 and May 31, 2019, respectively. The decrease in the ratio from 3.9 as of May 31, 2019 to 3.3 as of May 31, 2020 is due to an increase in our trailing twelve-month adjusted EBITDA and a lower net debt balance. The lower net debt balance is principally the result of our repayment of short term debt and a portion of the term loans used to finance the RB Foods acquisition.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2020, we temporarily used $118.9 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At May 31, 2019, we temporarily used $239.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2020 and May 31, 2019 were $757.0 million and $826.7 million, respectively. Those average short-term borrowings outstanding for the six months ended May 31, 2020 included average commercial paper outstanding of $691.4 million. Total average debt outstanding for the six months ended May 31, 2020 and May 31, 2019 were $4,468.9 million and $4,804.1 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2020, the exchange rates for the British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were lower than at both May 31, 2019 and November 30, 2019. At May 31, 2020, the exchange rate for the Euro was lower than at May 31, 2019 and higher than at November 30, 2019. During 2020, we have seen greater-than-normal fluctuations in foreign exchanges rates as a result of increased market volatility driven by the global COVID-19 pandemic.
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

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preferences and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses, including the acquisition of RB Foods; global economic and financial conditions generally, including the impact of the exit of the U.K. from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the RB Foods acquisition as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws, including interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. Tax Act enacted on December 22, 2017 and volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

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

ITEM 1.ARISK FACTORS

The following risk factor is in addition to our risk factors—included in Part 1, Item A to our Annual Report on Form 10-K for the year ended November 30, 2019 (“our 2019 Form 10-K”)—that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves risks, including the risks described in our 2019 Form 10-K and as included below. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition, or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.

Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China, resulting in thousands of confirmed cases of the disease in China. By January, the Chinese government implemented a quarantine protocol for Wuhan and implemented other restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions. On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. The effects of COVID-19 and related actions to attempt to control its spread significantly impacted not only our operating results but also the global economy. COVID-19 continues to impact our customers, our operations, consumers and the global economy as discussed below; however, given the evolving health, economic, social, and governmental environments, the breadth and duration of such impact remains uncertain.

The COVID-19 pandemic has affected, and may continue to affect, our operations, major facilities, and the health of our employees and consumers. The production of certain of our products in the U.S. and Europe are concentrated in a single manufacturing site in each location. To mitigate the spread of COVID-19, many governments implemented quarantines and significant restrictions on travel as well as work restrictions that prohibited many employees from going to work. As a result, we temporarily closed certain manufacturing and other facilities over the past several months. Our results have been and we expect will continue to be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend upon future developments, which are highly uncertain and cannot be predicted. COVID-19 continues to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. Late in the second quarter of 2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locales; however, to the extent that COVID-19 continues or worsens, governments may maintain restrictions or impose additional restrictions. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2020 to March 31, 2020	CS – 0	$—	—	$612 million
	CSNV – 0	$—	—
April 1, 2020 to April 30, 2020	CS – 5,630 (1)	$157.08	5,630	$611 million
	CSNV – 0	$—	—
May 1, 2020 to May 31, 2020	CS – 0	$—	—	$611 million
	CSNV – 0	$—	—
Total	CS – 0	$—	—	$611 million
	CSNV – 0	$—	—
(1)On April 20, 2020, we purchased 5,630 shares of our common stock from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share of $157.08 represented the closing price of the common shares on April 20, 2020.

As of May 31, 2020, $11 million remained of the $600 million share repurchase authorization approved by the Board of Directors in March 2015. An additional $600 million share repurchase program was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2020, we issued 306,960 shares of CSNV in exchange for shares of CS and issued 2,422 shares of CS in exchange for shares of CSNV.
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
(xi)Form of 2.50% Notes due 2030, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated April 13, 2020, File No. 1-14920, as filed with the Securities and Exchange Commission on April 16, 2020.
(xii)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xi) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2020, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.

(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2020, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

June 25, 2020	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

June 25, 2020	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller