Form 10-Q
period 2020-08-31
MCCORMICK & CO INC
filed 2020-09-29
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2020
Common Stock	9,063,590
Common Stock Non-Voting	124,347,973

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Net sales	$1,430.3	$1,329.2	$4,043.4	$3,862.6
Cost of goods sold	840.0	789.3	2,403.7	2,347.3
Gross profit	590.3	539.9	1,639.7	1,515.3
Selling, general and administrative expense	317.2	278.7	911.1	839.9
Special charges	0.1	7.7	4.0	16.9
Operating income	273.0	253.5	724.6	658.5
Interest expense	33.5	41.3	103.2	126.7
Other income, net	3.9	6.9	12.5	19.3
Income from consolidated operations before income taxes	243.4	219.1	633.9	551.1
Income tax expense	46.9	36.8	117.4	91.0
Net income from consolidated operations	196.5	182.3	516.5	460.1
Income from unconsolidated operations	9.6	9.6	30.2	29.2
Net income	$206.1	$191.9	$546.7	$489.3
Earnings per share – basic	$1.55	$1.45	$4.11	$3.69
Average shares outstanding – basic	133.3	132.8	133.1	132.5
Earnings per share – diluted	$1.53	$1.43	$4.06	$3.65
Average shares outstanding – diluted	134.8	134.2	134.5	134.0
Cash dividends paid per share – voting and non-voting	$0.62	$0.57	$1.86	$1.71
Cash dividends declared per share – voting and non-voting	$0.62	$0.57	$1.24	$1.14
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Net income	$206.1	$191.9	$546.7	$489.3
Net income attributable to non-controlling interest	1.6	0.3	3.1	1.5
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans	(2.1)	(0.7)	3.6	(2.8)
Currency translation adjustments	146.7	(44.9)	65.8	(66.8)
Change in derivative financial instruments	(0.7)	(0.1)	0.2	(0.1)
Deferred taxes	3.2	—	(1.6)	0.4
Total other comprehensive income (loss)	147.1	(45.7)	68.0	(69.3)
Comprehensive income	$354.8	$146.5	$617.8	$421.5
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2020	August 31, 2019	November 30, 2019
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$221.0	$162.9	$155.4
Trade accounts receivable, net	496.5	494.6	502.9
Inventories, net
Finished products	437.5	442.5	413.3
Raw materials and work-in-process	504.6	404.4	387.9
	942.1	846.9	801.2
Prepaid expenses and other current assets	100.0	85.0	90.7
Total current assets	1,759.6	1,589.4	1,550.2
Property, plant and equipment, net	960.9	910.0	952.6
Goodwill	4,574.4	4,496.5	4,505.2
Intangible assets, net	2,843.0	2,850.3	2,847.0
Other long-term assets	722.8	519.8	507.1
Total assets	$10,860.7	$10,366.0	$10,362.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$167.8	$683.6	$600.7
Current portion of long-term debt	263.7	119.3	97.7
Trade accounts payable	902.8	783.1	846.9
Other accrued liabilities	619.2	444.4	609.1
Total current liabilities	1,953.5	2,030.4	2,154.4
Long-term debt	3,737.5	3,843.1	3,625.8
Deferred taxes	704.4	701.2	697.6
Other long-term liabilities	519.3	310.7	427.6
Total liabilities	6,914.7	6,885.4	6,905.4
Shareholders’ Equity
Common stock	480.5	441.3	447.6
Common stock non-voting	1,491.1	1,435.9	1,441.0
Retained earnings	2,391.0	2,019.8	2,055.8
Accumulated other comprehensive loss	(429.9)	(428.3)	(500.2)
Total McCormick shareholders' equity	3,932.7	3,468.7	3,444.2
Non-controlling interests	13.3	11.9	12.5
Total shareholders’ equity	3,946.0	3,480.6	3,456.7
Total liabilities and shareholders’ equity	$10,860.7	$10,366.0	$10,362.1
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2020	2019
Operating activities
Net income	$546.7	$489.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	123.9	118.0
Stock-based compensation	37.8	30.6
Income from unconsolidated operations	(30.2)	(29.2)
Changes in operating assets and liabilities	(74.9)	(139.8)
Dividends from unconsolidated affiliates	23.4	25.7
Net cash flow provided by operating activities	626.7	494.6
Investing activities
Capital expenditures (including software)	(145.6)	(107.1)
Other investing activities	2.3	2.6
Net cash flow used in investing activities	(143.3)	(104.5)
Financing activities
Short-term borrowings, net	(432.0)	124.4
Long-term debt borrowings	506.4	—
Payment of debt issuance costs	(1.1)	—
Long-term debt repayments	(256.0)	(214.6)
Proceeds from exercised stock options	54.1	84.6
Taxes withheld and paid on employee stock awards	(10.7)	(10.3)
Common stock acquired by purchase	(46.0)	(76.9)
Dividends paid	(247.4)	(226.4)
Net cash flow used in financing activities	(432.7)	(319.2)
Effect of exchange rate changes on cash and cash equivalents	14.9	(4.6)
Increase in cash and cash equivalents	65.6	66.3
Cash and cash equivalents at beginning of period	155.4	96.6
Cash and cash equivalents at end of period	$221.0	$162.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2020
Balance, May 31, 2020	9.3	123.9	$1,938.9	$2,288.7	$(577.7)	$12.4	$3,662.3
Net income			—	206.1	—	—	206.1
Net income attributable to non-controlling interest			—	—	—	1.6	1.6
Other comprehensive loss, net of tax			—	—	147.8	(0.7)	147.1
Dividends			—	(82.6)	—	—	(82.6)
Stock-based compensation			10.7	—	—	—	10.7
Shares purchased and retired	(0.1)	—	(7.4)	(21.2)	—	—	(28.6)
Shares issued	0.3	—	29.4	—	—	—	29.4
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, August 31, 2020	9.1	124.3	$1,971.6	$2,391.0	$(429.9)	$13.3	$3,946.0

Nine months ended August 31, 2020
Balance, November 30, 2019	9.3	123.6	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	546.7	—	—	546.7
Net income attributable to non-controlling interest			—	—	—	3.1	3.1
Other comprehensive loss, net of tax			—	—	70.3	(2.3)	68.0
Dividends			—	(165.0)	—	—	(165.0)
Stock-based compensation			37.8	—	—	—	37.8
Shares purchased and retired	(0.2)	(0.1)	(12.6)	(46.5)	—	—	(59.1)
Shares issued	0.8	—	57.8	—	—	—	57.8
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, August 31, 2020	9.1	124.3	$1,971.6	$2,391.0	$(429.9)	$13.3	$3,946.0

Three months ended August 31, 2019
Balance, May 31, 2019	9.5	123.0	$1,835.0	$1,918.6	$(382.7)	$11.7	$3,382.6
Net income			—	191.9	—	—	191.9
Net income attributable to non-controlling interest			—	—	—	0.3	0.3
Other comprehensive loss, net of tax			—	—	(45.6)	(0.1)	(45.7)
Dividends			—	(75.6)	—	—	(75.6)
Stock-based compensation			7.8	—	—	—	7.8
Shares purchased and retired	(0.1)	—	(3.2)	(15.1)	—	—	(18.3)
Shares issued	0.5	—	37.6	—	—	—	37.6
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, August 31, 2019	9.3	123.6	$1,877.2	$2,019.8	$(428.3)	$11.9	$3,480.6

Nine months ended August 31, 2019
Balance, November 30, 2018	9.6	122.5	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	489.3	—	—	489.3
Net income attributable to non-controlling interest			—	—	—	1.5	1.5
Other comprehensive loss, net of tax			—	—	(68.4)	(0.9)	(69.3)
Dividends			—	(151.1)	—	—	(151.1)
Stock-based compensation			30.6	—	—	—	30.6
Shares purchased and retired	(0.2)	(0.4)	(13.3)	(78.6)	—	—	(91.9)
Shares issued	1.4	—	89.3	—	—	—	89.3
Equal exchange	(1.5)	1.5	—	—	—	—	—
Balance, August 31, 2019	9.3	123.6	$1,877.2	$2,019.8	$(428.3)	$11.9	$3,480.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. The consolidated balance sheet as of August 31, 2019 includes a reclassification of $59.8 million of capitalized software from property, plant and equipment, net, to other long-term assets to conform to our current presentation.
The results of consolidated operations for the nine-month period ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2019.
Impact of COVID-19
On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world mandated orders to slow the transmission of the virus that included shelter-in-place orders, quarantines, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. The extent and nature of government actions have varied during the nine months ended August 31, 2020 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.
We are partnering with our customers to react to consumer demand changes associated with COVID-19. The effects of COVID-19 on consumer behavior have, on a net basis, favorably impacted the operating results of our consumer segment and unfavorably impacted the operating results of our flavor solutions segment in the three months and nine months ended August 31, 2020. The impact of COVID-19 on our consumer segment during those periods resulted in a significant increase in at-home consumption and related demand for our products. The unfavorable impact on our flavor solutions segment during the same periods was principally attributable to decreased demand from certain customers that were affected by government mandates related to COVID-19 in many of our markets. Those measures included closures of dine-in restaurants or restrictions on the operations of those restaurants to carry-out or delivery only as well as restrictions on the operations of quick service restaurants to drive-through pick-up or delivery. Those negative demand impacts in our flavor solutions segment were partially offset by increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption.
Accounting Pronouncements Adopted in 2020

As more fully described in note 1 of notes to consolidated financial statements included in our Form 10-K for the year ended November 30, 2019, we were required to adopt the new accounting standard for leases, Accounting Standards Codification Topic 842 Leases (ASC 842), as of December 1, 2019 and we elected to do so using a modified retrospective transition method. That modified retrospective transition method allowed us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings in the opening balance sheet in the period of adoption without restating prior periods. ASC 842 revised prior practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors and requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets. Under ASC 842, the lease liability is equal to the present value of lease payments, and the ROU asset is based on the lease liability, subject to adjustments, such as for deferred rent and initial direct costs. For income statement purposes, ASC 842 retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to prior accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to prior accounting by lessees for capital leases under ASC 840).

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

Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $136.5 million and $140.0 million, respectively, with the difference due to prepaid and deferred rents that were reclassified to the ROU asset value. No cumulative-effect adjustment to opening retained earnings was required as of December 1, 2019. The standard did not materially affect our consolidated net income or cash flows for the three- and nine-month periods ended August 31, 2020. See note 4 for further details.
Recently Issued Accounting Pronouncements — Pending Adoption
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04 Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2021. Early adoption is permitted for all entities for annual and interim goodwill impairment testing dates after January 1, 2017. We currently do not expect this guidance to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. The ASU is effective for the first quarter of our fiscal year ending November 30, 2021, and we anticipate that it will primarily impact our credit losses recognized for trade accounts receivable. We currently do not expect this guidance to have a material impact on our consolidated financial statements.

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

The following is a summary of special charges recognized in the three and nine months ended August 31, 2020 and 2019 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Employee severance and related benefits	$—	$1.1	$2.2	$5.1
Other costs	0.1	6.6	1.8	11.8
Total	$0.1	$7.7	$4.0	$16.9

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

We expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to the initiative. During the nine months ended August 31, 2020, we incurred special charges associated with our GE initiative of $1.1 million. Prior to this, through November 30, 2019, we have spent a cumulative total of $38.3 million on this initiative.

During the three months ended August 31, 2020, we recorded $0.1 million of special charges consisting primarily of streamlining actions in our Europe, Middle East and Africa (EMEA) region.

During the nine months ended August 31, 2020, we recorded $4.0 million of special charges consisting of $2.9 million of streamlining actions in EMEA and $1.1 million related to our GE initiative, including $0.5 million of third-party expenses, $0.3 million related to severance and related benefits, and $0.3 million related to other costs.

During the three months ended August 31, 2019, we recorded $7.7 million of special charges, consisting primarily of (i) $6.0 million related to our GE initiative, including $5.5 million of third-party expenses, $0.3 million related to employee severance and related benefits, and $0.2 million related to other costs, and (ii) $1.3 million related to streamlining actions in our EMEA region.

During the nine months ended August 31, 2019, we recorded $16.9 million of special charges, consisting primarily of (i) $12.2 million related to our GE initiative, including $8.9 million of third-party expenses, $2.0 million related to employee severance and related benefits, and $1.3 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas region, and (iii) $1.9 million related to streamlining actions in our EMEA region.

As of August 31, 2020, reserves associated with special charges, which are expected to be paid during the remainder of fiscal year 2020, are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segments of special charges for the three and nine months ended August 31, 2020 and 2019 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Consumer segment	$—	$4.6	$3.1	$11.0
Flavor solutions segment	0.1	3.1	0.9	5.9
Total special charges	$0.1	$7.7	$4.0	$16.9

3.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS

In April 2020, we issued $500.0 million of 2.50% notes due April 15, 2030, with cash proceeds received of $495.0 million, net of discounts and underwriters' fees. Interest is payable semiannually in arrears in April and October of each year. The net proceeds from this issuance were used to pay down borrowings and for general corporate purposes.

During the nine months ended August 31, 2020 and 2019, we repaid $250.0 million and $106.3 million, respectively, of the five-year term loan due August 17, 2022, which included $56.3 million of aggregate quarterly principal payments required in each nine-month period. During the nine months ended August 31, 2019, we also repaid $100.0 million of the three-year term loan due August 17, 2020.

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

At August 31, 2020, we had foreign currency exchange contracts to purchase or sell $363.4 million of foreign currencies as compared to $489.2 million at November 30, 2019. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. All foreign currency exchange contracts outstanding at August 31, 2020 have durations of less than 18 months, including $107.0 million of notional contracts that have durations of less than seven days and are used to hedge short-term cash flow funding.

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

We also enter into fair value foreign currency exchange contracts to manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. At August 31, 2020, the notional value of these contracts was $291.0 million. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as other income, net.

We also utilize cross currency interest rate swap contracts that are considered net investment hedges. As of August 31, 2020, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

As of August 31, 2020, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on these swap contracts was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, other long-term assets, other accrued liabilities or other long-term liabilities, depending upon their nature and maturity. Hedge ineffectiveness was not material.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2020	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$45.6	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	156.5	18.1	Other accrued liabilities	206.9	21.3
Cross currency contracts	Other current assets / Other long-term assets	—	—	Other long-term liabilities	524.5	19.3
Total			$63.7			$40.6

As of August 31, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$28.2	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	104.7	2.2	Other accrued liabilities	350.6	4.6
Cross currency contracts	Other current assets / Other long-term assets	236.4	14.0	Other long-term liabilities	243.9	13.4
Total			$44.4			$18.0

As of November 30, 2019	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$20.9	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	293.1	3.3	Other accrued liabilities	196.1	3.6
Cross currency contracts	Other current assets / Other long-term assets	495.5	3.2	Other long-term liabilities	—	—
Total			$27.4			$3.6

The following tables disclose the impact of derivative instruments on our other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and our consolidated income statement for the three- and nine-month periods ended August 31, 2020 and 2019 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2020	Three months ended August 31, 2019	Nine months ended August 31, 2020	Nine months ended August 31, 2019
Interest rate contracts	Interest expense	$1.8	$—	$3.2	$(0.3)

Three months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2020	2019	Hedged item		2020	2019
Foreign exchange contracts	Other income, net	$(7.6)	$(5.3)	Intercompany loans	Other income, net	$7.3	$5.2

Nine months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2020	2019	Hedged item		2020	2019
Foreign exchange contracts	Other income, net	$(4.1)	$(2.6)	Intercompany loans	Other income, net	$3.1	$2.0

The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three- and nine-months ended August 31, 2020 and 2019.

Cash Flow Hedges
Three months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2020	2019		2020	2019
Interest rate contracts	$—	$—	Interest expense	$0.2	$0.2
Foreign exchange contracts	(0.6)	(0.3)	Cost of goods sold	1.1	0.5
Total	$(0.6)	$(0.3)		$1.3	$0.7

Nine months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2020	2019		2020	2019
Interest rate contracts	$—	$—	Interest expense	$0.4	$0.4
Foreign exchange contracts	2.3	0.3	Cost of goods sold	1.2	0.9
Total	$2.3	$0.3		$1.6	$1.3

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $1.3 million as an increase to earnings.

Net Investment Hedges
Three months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2020	2019		2020	2019
Cross currency contracts	$(17.4)	$3.0	Interest expense	$0.3	$1.7

Nine months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2020	2019		2020	2019
Cross currency contracts	$(20.7)	$0.3	Interest expense	$2.7	$3.8

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

The following table presents the components of our lease expense (in millions):

	Three months ended August 31, 2020	Nine months ended August 31, 2020
Operating lease cost	$9.7	$30.3
Finance lease cost:
Amortization of ROU assets	2.2	6.7
Interest on lease liabilities	1.1	3.4
Net lease cost (1)	$13.0	$40.4

(1) Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Supplemental balance sheet information related to leases as of August 31, 2020 were as follows (in millions):

Leases	Classification
Assets
Operating lease ROU assets	Other long-term assets	$121.3

Finance lease ROU assets	Property, plant and equipment, net	124.3

Total leased assets		$245.6

Liabilities
Current
Operating	Other accrued liabilities	$33.6
Finance	Current portion of long-term debt	7.3
Non-current
Operating	Other long-term liabilities	91.4
Finance	Long-term debt	127.3
Total lease liabilities		$259.6

Information regarding our lease terms and discount rates as of August 31, 2020 were as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.7	2.1%
Finance leases	14.3	3.3%

The future maturity of our lease liabilities as of August 31, 2020 were as follows (in millions):

	Operating leases	Finance leases	Total
2020 (remainder of year)	$9.6	$2.8	$12.4
2021	33.9	11.4	45.3
2022	25.5	11.4	36.9
2023	18.1	11.4	29.5
2024	11.3	11.5	22.8
Thereafter	34.1	125.9	160.0
Total lease payments	132.5	174.4	306.9
Less: Imputed interest	7.5	39.8	47.3
Total lease liabilities	$125.0	$134.6	$259.6

Supplemental cash flow and other information related to leases for the nine months ended August 31, 2020 were as follows (in million):

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$30.4
Operating cash flows used for finance leases	3.4
Financing cash flows used for finance leases	5.1

ROU assets obtained in exchange for lease liabilities
Operating leases	$8.7

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
At August 31, 2020, August 31, 2019 and November 30, 2019, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2020
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$221.0	$221.0	$—
Insurance contracts	120.8	—	120.8
Bonds and other long-term investments	5.6	5.6	—
Interest rate derivatives	45.6	—	45.6
Foreign currency derivatives	18.1	—	18.1
Total	$411.1	$226.6	$184.5
Liabilities
Foreign currency derivatives	$21.3	$—	$21.3
Cross currency contracts	19.3	—	19.3
Total	$40.6	$—	$40.6

		August 31, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$162.9	$162.9	$—
Insurance contracts	117.2	—	117.2
Bonds and other long-term investments	4.3	4.3	—
Interest rate derivatives	28.2	—	28.2
Foreign currency derivatives	2.2	—	2.2
Cross currency contracts	14.0	—	14.0
Total	$328.8	$167.2	$161.6
Liabilities
Foreign currency derivatives	$4.6	$—	$4.6
Cross currency contracts	13.4	—	13.4
Total	$18.0	$—	$18.0

		November 30, 2019
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$155.4	$155.4	$—
Insurance contracts	121.7	—	121.7
Bonds and other long-term investments	2.7	2.7	—
Interest rate derivatives	20.9	—	20.9
Foreign currency derivatives	3.3	—	3.3
Cross currency contracts	3.2	—	3.2
Total	$307.2	$158.1	$149.1
Liabilities
Foreign currency derivatives	$3.6	$—	$3.6
Total	$3.6	$—	$3.6
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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	August 31, 2020	August 31, 2019	November 30, 2019
Carrying amount	$4,001.2	$3,962.4	$3,723.5
Fair value	4,339.3	4,153.7	3,859.0

Level 1 valuation techniques	$4,162.9	$3,475.0	$3,437.5
Level 2 valuation techniques	176.4	678.7	421.5
Total fair value	$4,339.3	$4,153.7	$3,859.0
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

The following table presents the components of our pension expense (income) of the defined benefit plans for the three months ended August 31, 2020 and 2019 (in millions):

	United States		International
	2020	2019	2020	2019
Defined benefit plans
Service cost	$0.8	$0.5	$0.2	$0.9
Interest costs	7.3	8.6	1.9	2.3
Expected return on plan assets	(10.2)	(10.6)	(3.7)	(4.0)
Amortization of prior service costs	0.2	0.1	0.1	—
Amortization of net actuarial losses	2.0	0.6	0.5	0.3
Settlement loss	—	—	0.7	—
Total pension expense (income)	$0.1	$(0.8)	$(0.3)	$(0.5)

The following table presents the components of our pension expense (income) of the defined benefit plans for the nine months ended August 31, 2020 and 2019 (in millions):

	United States		International
	2020	2019	2020	2019
Defined benefit plans
Service cost	$2.4	$1.5	$0.7	$2.7
Interest costs	22.0	25.8	5.6	7.1
Expected return on plan assets	(30.5)	(31.8)	(11.2)	(12.3)
Amortization of prior service costs	0.4	0.3	0.1	0.1
Amortization of net actuarial losses	5.9	1.8	1.5	0.9
Settlement loss	—	—	1.2	—
Total pension expense (income)	$0.2	$(2.4)	$(2.1)	$(1.5)

During the nine months ended August 31, 2020 and 2019, we contributed $9.3 million and $8.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2019 were $11.4 million.
The following table presents the components of our other postretirement benefits expense (income) (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Other postretirement benefits
Service cost	$0.5	$0.5	$1.4	$1.5
Interest costs	0.5	0.7	1.5	2.0
Amortization of prior service credits	(1.2)	(2.2)	(3.5)	(6.5)
Amortization of net actuarial gains	—	(0.1)	(0.1)	(0.5)
Total other postretirement benefits (income)	$(0.2)	$(1.1)	$(0.7)	$(3.5)

All of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(1.9) million and $(4.3) million for the three months ended August 31, 2020 and 2019, respectively and $(7.1) million and $(13.1) million for the nine months ended August 31, 2020 and 2019, respectively.

7.    STOCK-BASED COMPENSATION

We have three types of stock-based compensation awards: restricted stock units ("RSUs"), stock options and company stock awarded as part of our long-term performance plan ("LTPP"). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
Stock-based compensation expense	$10.7	$7.8	$37.8	$30.6
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

	2020	2019
Risk-free interest rates	0.0 - 0.6%	2.2 - 2.5%
Dividend yield	1.8%	1.5%
Expected volatility	22.8%	17.4%
Expected lives (in years)	7.9	7.5
The following is a summary of our stock option activity for the nine months ended August 31, 2020 and 2019:

	2020		2019
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	2.6	$96.18	3.6	$82.60
Granted	0.4	138.62	0.3	147.39
Exercised	(0.7)	81.88	(1.2)	70.78
Outstanding at end of the period	2.3	$106.88	2.7	$95.50
Exercisable at end of the period	1.6	$95.33	2.0	$86.08
As of August 31, 2020, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $225.5 million and for options currently exercisable was $180.2 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2020 and 2019 was $65.3 million and $102.8 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2020 and 2019:

	2020		2019
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	381	$115.89	423	$103.05
Granted	148	134.06	129	143.15
Vested	(137)	109.97	(134)	96.74
Forfeited	(7)	124.30	(9)	112.10
Outstanding at end of period	385	$124.82	409	$117.51

The following is a summary of our LTPP activity for the nine months ended August 31, 2020 and 2019:

	2020		2019
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	196	$115.96	218	$83.55
Granted	65	172.28	102	150.51
Vested	(44)	89.96	(57)	86.40
Forfeited	(3)	127.46	—	—
Outstanding at end of period	214	$138.26	263	$117.14

8.INCOME TAXES

Income taxes for the three months ended August 31, 2020 included $13.2 million of discrete tax benefits consisting principally of the following: (i) $7.3 million of excess tax benefits associated with share-based compensation, (ii) $2.1 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $2.0 million for an adjustment to a prior year tax accrual based on the final return filed, and (iv) $1.1 million related to the revaluation of deferred taxes resulting from enacted legislation. Income taxes for the nine months ended August 31, 2020 included $40.1 million of discrete tax benefits consisting principally of the following: (i) $13.0 million of excess tax benefits associated with share-based compensation, (ii) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, (iii) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (iv) $5.5 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in various jurisdictions, and (v) $2.0 million for an adjustment to a prior year tax accrual based on the final return filed.

Income taxes for the three months ended August 31, 2019 included $15.5 million of discrete tax benefits consisting principally of the following: (i) $8.3 million of excess tax benefits associated with share-based compensation, (ii) $2.4 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $2.5 million related to the revaluation of deferred tax liabilities resulting from enacted legislation and (iv) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act, described below. Income taxes for the nine months ended August 31, 2019 included $44.4 million of discrete tax benefits consisting principally of the following: (i) $21.2 million of excess tax benefits associated with share-based compensation, (ii) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, (iii) $2.6 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions, (iv) $2.1 million related to the revaluation of deferred tax liabilities resulting from enacted legislation and (v) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act, described below.
In December 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provided for significant changes in the U.S. Internal Revenue Code of 1986, as amended. During the three and nine months ended August 31, 2019, we recorded a net income tax benefit of $1.5 million associated with a provision-to-return adjustment related to the U.S Tax Act.
Other than additions for current year tax positions and the reversal of unrecognized tax benefits and related interest noted above, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2020.

As of August 31, 2020, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.EARNINGS PER SHARE AND STOCK ISSUANCE

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Average shares outstanding – basic	133.3	132.8	133.1	132.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.5	1.4	1.4	1.5
Average shares outstanding – diluted	134.8	134.2	134.5	134.0

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Anti-dilutive securities	—	0.2	0.1	0.1

The following table sets forth the common stock activity (in millions):

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.3	0.5	0.8	1.4
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, LTPP and employee stock purchase programs	0.1	0.1	0.3	0.6

As of August 31, 2020, $586.0 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	August 31, 2020	August 31, 2019	November 30, 2019
Foreign currency translation adjustment (1)	$(198.5)	$(308.2)	$(266.5)
Unrealized gain (loss) on foreign currency exchange contracts	0.3	(0.8)	—
Unamortized value of settled interest rate swaps	—	0.4	0.3
Pension and other postretirement costs	(231.7)	(119.7)	(234.0)
Accumulated other comprehensive loss	$(429.9)	$(428.3)	$(500.2)
(1)The foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $68.0 million during the nine months ended August 31, 2020, including the impact of a $20.7 million increase associated with net investment hedges as more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Nine months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.2)	$(0.2)	$(0.4)	$(0.4)	Interest expense
Foreign exchange contracts	(1.1)	(0.5)	(1.2)	(0.9)	Cost of goods sold
Total before tax	(1.3)	(0.7)	(1.6)	(1.3)
Tax effect	0.3	0.1	0.4	0.3	Income taxes
Net, after tax	$(1.0)	$(0.6)	$(1.2)	$(1.0)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$(0.9)	$(2.1)	$(3.0)	$(6.1)	Other income, net
Amortization of net actuarial losses (1)	3.2	0.8	8.5	2.2	Other income, net
Total before tax	2.3	(1.3)	5.5	(3.9)
Tax effect	(0.6)	0.3	(1.3)	0.9	Income taxes
Net, after tax	$1.7	$(1.0)	$4.2	$(3.0)
(1) This accumulated other comprehensive income (loss) component, including settlement losses, is included in the computation of total pension expense and other postretirement benefits expense (refer to note 6 for additional details).

11.BUSINESS SEGMENTS

We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “OLD BAY”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “La Drogheria”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2020
Net sales	$910.9	$519.4	$1,430.3
Operating income excluding special charges	209.0	64.1	273.1
Income from unconsolidated operations	8.5	1.1	9.6

Three months ended August 31, 2019
Net sales	$794.2	$535.0	$1,329.2
Operating income excluding special charges	176.5	84.7	261.2
Income from unconsolidated operations	7.3	2.3	9.6

Nine months ended August 31, 2020
Net sales	$2,573.0	$1,470.4	$4,043.4
Operating income excluding special charges	560.2	168.4	728.6
Income from unconsolidated operations	24.7	5.5	30.2

Nine months ended August 31, 2019
Net sales	$2,303.2	$1,559.4	$3,862.6
Operating income excluding special charges	449.6	225.8	675.4
Income from unconsolidated operations	22.7	6.5	29.2

A reconciliation of operating income excluding special charges to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2020
Operating income excluding special charges	$209.0	$64.1	$273.1
Less: Special charges	—	0.1	0.1
Operating income	$209.0	$64.0	$273.0

Three months ended August 31, 2019
Operating income excluding special charges	$176.5	$84.7	$261.2
Less: Special charges	4.6	3.1	7.7
Operating income	$171.9	$81.6	$253.5

Nine months ended August 31, 2020
Operating income excluding special charges	$560.2	$168.4	$728.6
Less: Special charges	3.1	0.9	4.0
Operating income	$557.1	$167.5	$724.6

Nine months ended August 31, 2019
Operating income excluding special charges	$449.6	$225.8	$675.4
Less: Special charges	11.0	5.9	16.9
Operating income	$438.6	$219.9	$658.5

The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2020 and 2019 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended August 31, 2020	$1,010.5	$262.7	$157.1	$1,430.3
Three months ended August 31, 2019	931.3	234.5	163.4	1,329.2

Nine months ended August 31, 2020	2,855.5	756.7	431.2	4,043.4
Nine months ended August 31, 2019	2,634.4	726.7	501.5	3,862.6

12     SUBSEQUENT EVENT

On September 28, 2020, our Board of Directors approved a 2-for-1 stock split of the Company’s voting and non-voting shares of common stock. On November 30, 2020, one like share will be issued for each share outstanding to shareholders of record as of November 20, 2020. Trading of the Company’s common stock will begin on a split-adjusted basis on December 1, 2020. Common stock and per-share data in this Quarterly Report on Form 10-Q have not been adjusted for the impact of the split.

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

Recent Events
During the three and nine months ended August 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread significantly impacted not only our operating results but also the global economy.

The impact of the global COVID-19 pandemic on our consolidated operating results for the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. In the first quarter of 2020, sales in our Asia/Pacific region declined by $39.6 million from the corresponding quarter in 2019, driven by the decline in the first quarter of 2020 sales in our China operations, as compared to the corresponding period in 2019, that approximated $43 million. That $43 million decline was driven by government-mandated measures, imposed to mitigate the spread of COVID-19, including measures that caused us to institute work-at-home protocols for many of our employees and to close our manufacturing facilities in our China operations during a portion of the first quarter. Our plants in China have since resumed operations, with our plants in Shanghai and Guangzhou resuming operations in mid-February 2020 and our Wuhan plant in mid-March 2020.

The pandemic spread outside of China during our second and third quarters of fiscal year 2020 to impact operations in our Americas and Europe, Middle East and Africa (“EMEA”) regions in addition to elsewhere in our Asia/Pacific region. In the U.S., many state and local governments, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures ranged from limitations on crowd size, together with closures of bars and dine-in restaurants, to mandatory orders for non-essential citizens to shelter in place. Governments in non-U.S. jurisdictions also implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibited many employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. The extent and nature of government actions have varied during the nine months ended August 31, 2020 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities. Uncertainty with respect to the economic effects of the pandemic introduced significant volatility in the financial markets.

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

We implemented numerous measures to ensure that these priorities were achieved, including: (i) for our manufacturing and distribution employees, who played a critical role in maintaining the supply of our products to our customers and consumers, we instituted pre-shift temperature checks, increased pay and benefits, and provided time to enable social distancing and even greater sanitation procedures during shift changes; (ii) for our other employees, we instituted work-from-home arrangements; (iii) we maintained close communication with customers and suppliers to enable us to react to changing demand; and (iv) throughout the organization, we empowered global, regional and local crisis response teams that enabled us to react quickly to the challenging environment.

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

In the nine months ended August 31, 2020, our sales increased by 4.7% over the prior year level. That increase was driven by an 11.7% increase in sales of our consumer segment, partially offset by a 5.7% decline in sales of our flavor solutions segment. Our operating results have and will continue to be impacted by COVID-19, including the related recovery and the shift in consumer demand resulting from the pandemic. We have partnered with our customers to monitor consumer demand changes and address the shift to at-home versus away-from-home consumption. We estimate that away-from-home consumption has historically represented approximately 20% of our consolidated sales. The effects of COVID-19 on consumer behavior have, on a net basis, favorably impacted the operating results of our consumer segment and unfavorably impact the operating results of our flavor solutions segment in the three and nine months ended August 31, 2020. The impact of COVID-19 on our consumer segment during those periods resulted in a significant increase in at-home consumption and related demand for our products. The unfavorable impact on our flavor solutions segment during the same periods was principally attributable to decreased demand from certain customers that were affected by government mandates related to COVID-19 in many of our markets. Those measures required closures of dine-in restaurants or restricted operations of those restaurants to carry-out or delivery only and also restricted operations of quick service restaurants to drive-through pick-up or delivery. Those negative demand impacts in our flavor solutions segment were partially offset by increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption.

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

2020 Outlook
We project another year of strong financial performance in 2020. The operating environment continues to evolve and there remains a degree of uncertainty about the pace and shape of the COVID-19 recovery. The Company’s guidance considers its year-to-date fiscal 2020 performance and the expected shift in consumer demand to at-home consumption and from away-from-home consumption that has impacted our consumer and flavor solutions segments.

In 2020, we expect to grow sales at the upper end of a 4% to 5% range, including an estimated 1% unfavorable impact from currency rates, or 5% to 6% on a constant currency basis. That anticipated 2020 sales growth is primarily driven by new products, brand marketing and expanded distribution as well as the impact of the consumer shift in demand as a result of COVID-19 and the consumer’s sustained preference for cooking at home. Sales growth is also expected to include the impact of pricing, which in conjunction with cost savings, is expected to offset an anticipated mid-single digit inflationary pressure. Our anticipated sales growth consists entirely of organic growth as we do not anticipate an incremental sales impact from acquisitions in 2020. We expect our gross profit margin to be 75 to 100 basis points higher in 2020 than in 2019, in part driven by our CCI-led cost savings, which we expect to be $105 million in 2020, and favorable product mix, partially offset by COVID-19 related costs.

In 2020, we expect an increase in operating income of 6% to 7%, which includes an estimated 1% unfavorable impact from currency rates. That increase in operating income reflects the impact of lower special charges, estimated at $7.0 million in 2020 compared to $20.8 million in 2019. Excluding special charges, we expect 2020’s adjusted operating income to increase 4% to 5%, which includes an estimated 1% unfavorable impact from currency rates, or 5% to 6% on a constant currency basis. In addition to the factors noted in the preceding paragraph, we expect to support our 2020 sales growth with a mid-single digit increase in brand marketing investment as compared to the 2019 level. We also estimate increased incentive compensation as a result of our projected fiscal year 2020 operating performance.

Our underlying effective tax rate is projected to be higher in 2020 than in 2019. Absent the impact of discrete tax items, we estimate our underlying tax rate to be approximately 24% to 25% in 2020. Including the projected impact of discrete tax items, including the favorable impact of discrete items that occurred through August 31, 2020, we estimate that our consolidated effective tax rate will approximate 20% in fiscal 2020. Including the non-recurring benefit of $1.5 million associated with the U.S. Tax Act and taxes associated with special charges recognized in fiscal 2019, our adjusted effective rate was approximately 19.5% in 2019. We expect our adjusted effective tax rate in 2020 to approximate our effective tax rate under U.S. GAAP of 20%.

Diluted earnings per share was $5.24 in 2019. Diluted earnings per share for 2020 are projected to range from $5.60 to $5.68. Excluding the per share impact of special charges of $0.12 and the per share impact of the non-recurring benefit from the U.S. Tax Act of $0.01 in 2019, adjusted diluted earnings per share was $5.35 in 2019. Adjusted diluted earnings per share excluding an estimated $0.04 per share impact from special charges are projected to be $5.64 to $5.72 in 2020. We expect adjusted diluted earnings per share in 2020 to grow 5% to 7%, which includes a 1% unfavorable impact from currency rates, or to grow 6% to 8% in constant currency over adjusted diluted earnings per share of $5.35 in 2019.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net sales	$1,430.3	$1,329.2	$4,043.4	$3,862.6
Percent increase	7.6%	0.8%	4.7%	0.7%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	6.8%	2.1%	4.1%	2.7%
Pricing actions	1.8%	0.1%	1.7%	0.3%
Foreign exchange	(1.0)%	(1.4)%	(1.1)%	(2.3)%
Gross profit	$590.3	$539.9	$1,639.7	$1,515.3
Gross profit margin	41.3%	40.6%	40.6%	39.2%

Sales for the third quarter of 2020 increased by 7.6% from the prior year level and by 8.6% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). That 7.6% sales increase was driven by higher sales in our consumer segment, which increased by 14.7% over the 2019 level, partially offset by lower sales in our flavor solutions segment, which declined by 2.9% from the prior year level. On a consolidated basis, higher volume and favorable product mix increased sales by 6.8% while pricing actions added 1.8% to sales. That net volume increase and favorable mix was driven by sharply higher demand within our consumer segment, as the continuation of measures imposed to mitigate the spread of COVID-19 and the related change in consumer behavior, resulted in a shift in consumer behavior toward at-home meal preparation that more than offset lower demand within our flavor solutions segment principally associated with our branded food service customers. Sales were also impacted by unfavorable foreign currency rates that reduced net sales 1.0% compared to the year-ago quarter and is excluded from our measure of sales growth of 8.6% on a constant currency basis.

Sales for the nine months ended August 31, 2020 increased by 4.7% from the prior year level and increased by 5.8% on a constant currency basis. Favorable volume and product mix increased sales by 4.1% while pricing actions added 1.7% to sales. Sales were impacted by unfavorable foreign currency rates that reduced sales by 1.1% as compared to the same period in 2019 and is excluded from our measure of sales growth of 5.8% on a constant currency basis.

Gross profit for the third quarter of 2020 increased by $50.4 million, or 9.3%, over the comparable period in 2019. Gross profit for the nine months ended August 31, 2020 increased by $124.4 million, or 8.2% over the comparable period in 2019. Our gross profit margins for the three and nine months ended August 31, 2020 were 41.3% and 40.6%, respectively, an increase of 70 basis points and 140 basis points, respectively, from the same periods in 2019. This improvement was driven by the mix of consumer and flavor solutions sales in both the quarter and year-to-date periods. Also, as a percentage of sales, the gross margin impact of cost savings led by our Comprehensive Continuous Improvement ("CCI") program and favorable pricing actions were offset, in part, by higher conversion costs and increased material costs in both the quarter and year-to-date periods. Higher conversion costs during the three and nine months ended August 31, 2020 reflected certain matters associated with COVID-19, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees, measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity, and the impact of lower production volumes of flavor solutions inventories.

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Selling, general & administrative expense (SG&A)	$317.2	$278.7	$911.1	$839.9
Percent of net sales	22.2%	20.9%	22.6%	21.7%
SG&A increased by $38.5 million in the third quarter of 2020 compared to the 2019 level, driven by (i) higher performance-based employee incentive expense accruals, (ii) higher distribution expenses associated with the higher sales volume, and (iii) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard did not recur in 2020, all as compared to the corresponding period in 2019. SG&A as a percent of net sales increased by 130 basis points from the prior year level, primarily as a result of the previously mentioned factors, partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2020 quarter.

SG&A increased by $71.2 million in the nine months ended August 31, 2020 compared to the 2019 level, primarily as a result of (i) higher performance-based employee incentive expense accruals, (ii) higher distribution expenses associated with the higher sales volume, (iii) higher expenses associated with efforts related to implementation of a global ERP platform, and (iv) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard did not recur in 2020, all as compared to the corresponding period in 2019. SG&A as a percent of net sales for the nine months ended August 31, 2020 increased by 90 basis points from the prior year level, primarily as a result of the previously mentioned factors, partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2020 period.

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	Aug 31, 2020	Aug 31, 2019
Total special charges	$0.1	$7.7	$4.0	$16.9

During the three months ended August 31, 2020, we recorded $0.1 million of special charges related to streamlining actions in our EMEA region. During the nine months ended August 31, 2020, we recorded $4.0 million of special charges, consisting of $2.9 million related to streamlining actions in our EMEA region together with $1.1 million related to our GE initiative.

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

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Interest expense	$33.5	$41.3	$103.2	$126.7
Other income, net	3.9	6.9	12.5	19.3

Interest expense decreased by $7.8 million in the third quarter of 2020, compared to the same period in 2019, due primarily to a decline in average total borrowings and the lower interest rate environment. Interest expense was $23.5 million lower for the nine months ended August 31, 2020 than the same period of the prior year. That decline was primarily due to a decrease in average borrowings, a lower interest rate environment and the favorable impact of the cross currency interest rate swap contracts entered into during February 2019. Other income, net for the three and nine months ended August 31, 2020 decreased by $3.0 million and $6.8 million, respectively, from the 2019 levels due principally to lower non-service cost income associated with our pension and postretirement benefit plans that declined by $2.4 million and $6.0 million from the prior year level in the three and nine months ended August 31, 2020, respectively.

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Income from consolidated operations before income taxes	$243.4	$219.1	$633.9	$551.1
Income tax expense	46.9	36.8	117.4	91.0
Effective tax rate	19.3%	16.8%	18.5%	16.5%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits related to share-based compensation, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, and the tax effects of intra-entity asset transfers (other than inventory).

Income taxes for the three months ended August 31, 2020 included $13.2 million of discrete tax benefits consisting principally of the following: (i) $7.3 million of excess tax benefits associated with share-based compensation, (ii) $2.1 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $2.0 million for an adjustment to a prior year tax accrual based on the final return filed, and (iv) $1.1 million related to the revaluation of deferred taxes resulting from enacted legislation. Income taxes for the nine months ended August 31, 2020 included $40.1 million of discrete tax benefits consisting principally of the following: (i) $13.0 million of excess tax benefits associated with share-based compensation, (ii) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, (iii) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (iv) $5.5 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in various jurisdictions, and (v) $2.0 million for an adjustment to a prior year tax accrual based on the final return filed.

Income taxes for the three months ended August 31, 2019 included $15.5 million of discrete tax benefits consisting principally of the following: (i) $8.3 million of excess tax benefits associated with share-based compensation; (ii) $2.4 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions; (iii) $2.5 million related to the revaluation of deferred tax liabilities resulting from legislation enacted in a non-U.S. jurisdiction; and (iv) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act. Income taxes for the nine months ended August 31, 2019 included $44.4 million of discrete tax benefits consisting principally of the following: (i) $21.2 million of excess tax benefits associated with share-based compensation; (ii) $16.2 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter under the provisions of ASU No. 2016-16; (iii) $2.6 million related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitation in several jurisdictions; (iv) $2.1 million related to the revaluation of deferred tax liabilities resulting from legislation enacted in a non-U.S. jurisdiction; and (v) $2.3 million for an adjustment to a prior year tax accrual based on the final return filed, including $1.5 million associated with the U.S. Tax Act.

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Income from unconsolidated operations	$9.6	$9.6	$30.2	$29.2

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, for the three months ended August 31, 2020 was comparable to the three months ended August 31, 2019. Income from unconsolidated operations increased by $1.0 million for the nine months ended August 31, 2020, as compared to the year-ago period.
The following table outlines the major components of the change in diluted earnings per share from 2019 to 2020:

	Three months ended August 31,	Nine months ended August 31,
2019 Earnings per share – diluted	$1.43	$3.65
Increase in operating income	0.07	0.33
Impact of net discrete tax benefit recognized as a result of the U.S. Tax Act	(0.01)	(0.01)
Decrease in special charges, net of taxes	0.04	0.08
Decrease in interest expense	0.05	0.14
Decrease in other income	(0.01)	(0.04)
Increase in unconsolidated income	—	0.01
Impact of change in effective income tax rate, excluding taxes on special charges	(0.03)	(0.08)
Impact of higher shares outstanding	(0.01)	(0.02)
2020 Earnings per share – diluted	$1.53	$4.06

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

CONSUMER SEGMENT

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
(in millions)
Net sales	$910.9	$794.2	$2,573.0	$2,303.2
Percent increase (decrease)	14.7%	2.8%	11.7%	0.8%
Segment operating income	$209.0	$176.5	$560.2	$449.6
Segment operating income margin	22.9%	22.2%	21.8%	19.5%

In the third quarter of 2020, sales of our consumer segment increased 14.7% as compared to the third quarter of 2019 and increased by 15.1% on a constant currency basis. That 14.7% sales increase was driven by sharply higher sales of our consumer business in the Americas and in EMEA, with a partial offset from a sales decline in the Asia/Pacific region related to lower sales of away-from-home products included in its consumer portfolio. Favorable volume and product mix increased sales by 13.6% in the third quarter of 2020 as compared to the same period last year as the continuation of measures imposed to mitigate the spread of COVID-19 and the related change in consumer behavior, resulted in a shift in consumer behavior toward at-home meal preparation. Pricing actions increased sales by 1.5% as compared to the prior year period. Sales in the quarter reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 0.4% compared to the year-ago quarter and is excluded from our measure of sales growth of 15.1% on a constant currency basis.

In the Americas, consumer sales increased 17.2% in the third quarter of 2020 as compared to the third quarter of 2019 and increased by 17.5% on a constant currency basis. For the third quarter of 2020, favorable volume and product mix increased sales by 15.2%, as compared to the corresponding period in 2019, driven by significant growth across the McCormick branded portfolio. In addition, pricing actions, taken in response to increased costs, increased sales by 2.3% as compared to the prior year period. The unfavorable impact of foreign currency rates decreased sales by 0.3% in the quarter and is excluded from our measure of sales growth of 17.5% on a constant currency basis.

In the EMEA region, consumer sales increased 23.0% in the third quarter of 2020 as compared to the third quarter of 2019 and increased by 22.6% on a constant currency basis. Sales were impacted by favorable volume and product mix during the quarter that increased sales by 23.0%. The increase was broad based across the region with particular strength in branded spices and seasonings, homemade dessert products in France and branded dry recipe mixes. Pricing actions decreased sales by 0.4%. During the third quarter of 2020, a favorable impact from foreign currency rates increased sales by 0.4% compared to the year-ago period and is excluded from our measure of sales growth of 22.6% on a constant currency basis.

In the Asia/Pacific region, consumer sales decreased 8.7% in the third quarter of 2020 and declined by 6.2% on a constant currency basis. For the third quarter of 2020, unfavorable volume and product mix decreased sales by 6.3%. The decrease was driven by products related to away-from-home consumption in China. Partially offsetting this decline was growth in cooking-at-home products, particularly in China and Australia. An unfavorable impact from foreign currency rates, which decreased sales by 2.5% compared to the third quarter of 2019, is excluded from our measure of sales decline of 6.2% on a constant currency basis.

For the nine months ended August 31, 2020, our consumer segment sales increased 11.7% as compared to the nine months ended August 31, 2019 and increased by 12.6% on a constant currency basis. That 11.7% sales increase was driven by sharply higher sales of our consumer segment in the Americas and in EMEA during the nine months ended August 31, 2020, as government-mandated measures, imposed to mitigate the spread of COVID-19, resulted in a shift in consumer behavior toward at-home meal preparation, partially offset by a sharp decline in sales of our consumer segment in the Asia Pacific region driven by lower sales of products related to away-from-home consumption in China. Improved volume and product mix added 10.9% to sales and pricing actions added 1.7% to consumer segment sales in the first nine months of 2020, both in comparison to the prior year levels. An unfavorable impact from foreign currency rates decreased sales by 0.9% compared to the prior year and is excluded from our measure of sales growth of 12.6% on a constant currency basis.

Segment operating income for our consumer segment increased by $32.5 million, or 18.4%, in the third quarter of 2020 as compared to the third quarter of 2019. The increase in segment operating income was driven by the higher level of sales, as previously described, and CCI-led cost savings, partially offset by increased conversion costs and higher performance-based employee incentive expense accruals. Higher conversion costs during the three months ended August 31, 2020 reflected certain matters associated with COVID-19, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees and measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity. Segment operating margin for our consumer segment increased by 70 basis points from the third quarter of 2019 to 22.9% in the third quarter of 2020. That increase was principally the result of an increase in consumer gross margin, as compared to the third quarter of 2019. On a constant currency basis, segment operating income for our consumer segment increased by 18.7% in the third quarter of 2020 in comparison to the same period in 2019.

We grew segment operating income for our consumer segment by $110.6 million, or 24.6%, in the nine months ended August 31, 2020 as compared to the same period in 2019. The increase in segment operating income was driven by the impact of higher sales, as previously described, and CCI-led cost savings, partially offset by higher conversion costs, as previously described, increased material costs and higher performance-based employee incentive expense accruals. Segment operating margin for our consumer segment rose by 230 basis points in the first nine months of 2020 to 21.8%, driven by an increase in consumer gross profit margin and a decrease in SG&A as a percentage of net sales as compared to the 2019 period. Segment operating margin for the nine months ended August 31, 2020 benefited from the leverage of fixed and semi-fixed expenses over a higher sales base than compared to the 2019 level. On a constant currency basis, segment operating income for our consumer segment rose by 25.3% in the nine months ended August 31, 2020 in comparison to the same period in 2019.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Net sales	$519.4	$535.0	$1,470.4	$1,559.4
Percent (decrease) increase	(2.9)%	(2.0)%	(5.7)%	0.7%
Segment operating income	$64.1	$84.7	$168.4	$225.8
Segment operating income margin	12.3%	15.8%	11.5%	14.5%

In the third quarter of 2020, sales of our flavor solutions segment decreased by 2.9% as compared to the third quarter of 2019 and decreased by 1.1% on a constant currency basis. Driving that 2.9% decrease in sales was lower demand due to the impact of the COVID-19 disruption on our restaurant and branded food service customers, particularly in the Americas and EMEA regions. This decline was partially offset by an increase in segment sales in the Asia/Pacific region. Unfavorable volume and product mix decreased segment sales by 3.2% as compared to the third quarter of 2019, while pricing actions during the period increased sales by 2.1%. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 1.8% compared to the year-ago quarter and is excluded from our measure of sales decline of 1.1% on a constant currency basis.

In the Americas, flavor solutions sales decreased by 4.7% during the third quarter of 2020 as compared to the prior year level, and decreased by 3.1% on a constant currency basis. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 5.3% during the third quarter of 2020, driven by lower sales to branded foodservice and quick service restaurant customers, but was partially offset by higher sales to packaged food companies. Pricing actions during the quarter ended August 31, 2020 increased sales by 2.2% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 1.6% compared to the third quarter of 2019 and is excluded from our measure of sales decline of 3.1% on a constant currency basis.

In the EMEA region, flavor solutions sales in the third quarter of 2020 decreased by 1.0% from the prior year level but increased by 1.2% on a constant currency basis. Unfavorable volume and product mix decreased segment sales by 2.1% as compared to the corresponding period in 2019. The decline was primarily attributable to lower sales to branded foodservice and quick service restaurant customers, partially offset by higher demand from packaged food companies. Pricing actions increased sales by 3.3% in the third quarter of 2020 as compared the prior period level. An unfavorable impact from foreign currency rates decreased sales by 2.2% compared to the third quarter of 2019 and is excluded from our measure of sales growth of 1.2% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 4.9% in the third quarter of 2020 from the prior year level and increased by 7.0% on a constant currency basis. Favorable volume and product mix increased sales by 7.6%, driven by higher sales to quick service restaurant customers in China and Australia. Pricing actions decreased sales by 0.6% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 2.1% compared to the third quarter of 2019 and is excluded from our measure of sales growth of 7.0% on a constant currency basis.

For the nine months ended August 31, 2020, our flavor solutions sales declined 5.7% compared to the nine months ended August 31, 2019 and decreased by 4.3% on a constant currency basis. Driving that 5.7% decrease in sales was lower demand during the second and third quarters due to the impact of the COVID-19 disruption on our restaurant and branded food service customers. Volume and product mix contributed 5.9% of the decline and was partially offset by pricing actions which added 1.6% to sales for the first nine months of 2020, both in comparison to the prior year levels. An unfavorable impact from foreign currency rates decreased sales by 1.4% compared to the corresponding 2019 period and is excluded from our measure of sales decline of 4.3% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $20.6 million, or 24.3%, in the third quarter of 2020 as compared to the third quarter of 2019. The decrease in segment operating income was driven by decreased sales, unfavorable product mix, higher conversion costs, increased material costs, and higher performance-based employee incentive expense accruals which were partially offset by CCI-led cost savings. Higher conversion costs during the three and nine months ended August 31, 2020 reflected certain matters associated with COVID-19, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees, measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity, and the impact of lower production volumes of flavor solutions inventories. Segment operating margin for our flavor solutions segment decreased by 350 basis points from the prior year level to 12.3% in the third quarter of 2020, due to a decrease in gross margin and increased SG&A as a percentage of net sales. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 21.6% in the third quarter of 2020 as compared to the same period in 2019.

Segment operating income for our flavor solutions segment decreased by $57.4 million, or 25.4%, in the nine months ended August 31, 2020 as compared to the same period of 2019. The decrease in segment operating income was driven by lower sales, increased conversion costs, including the matters previously described, the impact of lower production volumes, increased material costs and higher performance-based employee incentive expense accruals that were partially offset by CCI-led cost savings. Segment operating margin for our flavor solutions segment decreased by 300 basis points from the prior year level to 11.5% in the first nine months of 2020, driven by lower segment gross margin and an increase in SG&A as a percentage of net sales. Segment operating margin for the nine months ended August 31, 2020 declined due to the deleveraging impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2019 period. On a constant currency basis, segment operating income for our flavor solutions segment declined by 23.6% in the nine months ended August 31, 2020, in comparison to the same period in 2019.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2020	August 31, 2019	November 30, 2019
Forward foreign currency:
Notional value	$363.4	$455.3	$489.2
Unrealized net loss	(3.2)	(2.4)	(0.3)
Cross currency swaps:
Notional value	524.5	480.3	495.5
Unrealized net (loss) gain	(19.3)	0.6	3.2
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	August 31, 2020	August 31, 2019	November 30, 2019
Notional value	$350.0	$350.0	$350.0
Unrealized net gain	45.6	28.2	20.9
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of August 31, 2020, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2019 other than the following, both of which are more fully described in note 3 of the notes to condensed consolidated financial statements included in Item 1: (i) in April 2020, we issued $500 million of 2.5% notes due April 15, 2030; and (ii) during the nine months ended August 31, 2020, we fully repaid our five-year term loan due August 17, 2022.

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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2019	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2020
		August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Operating income	$957.7	$273.0	$253.5	$724.6	$658.5
Impact of special charges	20.8	0.1	7.7	4.0	16.9
Adjusted operating income	$978.5	$273.1	$261.2	$728.6	$675.4
Adjusted operating income margin (1)	18.3%	19.1%	19.7%	18.0%	17.5%

Income tax expense	$157.4	$46.9	$36.8	$117.4	$91.0
Impact of special charges	4.7	—	1.6	1.2	3.8
Non-recurring benefit of the U.S. Tax Act	1.5	—	1.5	—	1.5
Adjusted income tax expense	$163.6	$46.9	$39.9	$118.6	$96.3
Adjusted income tax rate (2)	19.5%	19.3%	17.6%	18.6%	17.0%

Net income	$702.7	$206.1	$191.9	$546.7	$489.3
Impact of special charges	16.1	0.1	6.1	2.8	13.1
Non-recurring benefit of the U.S. Tax Act	(1.5)	—	(1.5)	—	(1.5)
Adjusted net income	$717.3	$206.2	$196.5	$549.5	$500.9

Earnings per share – diluted	$5.24	$1.53	$1.43	$4.06	$3.65	$5.60 to $5.68
Impact of special charges	0.12	—	0.04	0.02	0.10	0.04
Non-recurring benefit of the U.S. Tax Act	(0.01)	—	(0.01)	—	(0.01)	—
Adjusted earnings per share – diluted	$5.35	$1.53	$1.46	$4.08	$3.74	$5.64 to $5.72

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(2)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges or $243.5 million and $637.9 million for the three and nine months ended August 31, 2020, respectively; $226.8 million and $568.0 million for the three and nine months ended August 31, 2019, respectively; and $840.0 million for the year ended November 30, 2019.

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

Constant currency growth rates follow:

	Three Months Ended August 31, 2020
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	17.2%	(0.3)%	17.5%
EMEA	23.0%	0.4%	22.6%
Asia/Pacific	(8.7)%	(2.5)%	(6.2)%
Total Consumer	14.7%	(0.4)%	15.1%
Flavor Solutions segment:
Americas	(4.7)%	(1.6)%	(3.1)%
EMEA	(1.0)%	(2.2)%	1.2%
Asia/Pacific	4.9%	(2.1)%	7.0%
Total Flavor Solutions	(2.9)%	(1.8)%	(1.1)%
Total net sales	7.6%	(1.0)%	8.6%

Adjusted operating income:
Consumer segment	18.4%	(0.3)%	18.7%
Flavor Solutions segment	(24.3)%	(2.7)%	(21.6)%
Total adjusted operating income	4.6%	(1.1)%	5.7%

	Nine Months Ended August 31, 2020
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	17.8%	(0.2)%	18.0%
EMEA	14.3%	(1.8)%	16.1%
Asia/Pacific	(19.4)%	(2.9)%	(16.5)%
Total Consumer	11.7%	(0.9)%	12.6%
Flavor Solutions segment:
Americas	(5.0)%	(1.0)%	(4.0)%
EMEA	(9.5)%	(2.2)%	(7.3)%
Asia/Pacific	(3.1)%	(2.9)%	(0.2)%
Total Flavor Solutions	(5.7)%	(1.4)%	(4.3)%
Total net sales	4.7%	(1.1)%	5.8%

Adjusted operating income:
Consumer segment	24.6%	(0.7)%	25.3%
Flavor Solutions segment	(25.4)%	(1.8)%	(23.6)%
Total adjusted operating income	7.9%	(1.1)%	9.0%

To present “constant currency” information for the fiscal year 2020 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2020 and are compared to the 2019 results, translated into U.S. dollars using the same 2020 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2019. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2019 or projected shares outstanding for fiscal year 2020, as appropriate.

Projections for the Year Ending November 30, 2020
Percentage change in net sales	4% to 5%
Impact of unfavorable foreign currency exchange rates	1%
Percentage change in net sales in constant currency	5% to 6%

Percentage change in adjusted operating income	4% to 5%
Impact of unfavorable foreign currency exchange rates	1%
Percentage change in adjusted operating income in constant currency	5% to 6%

Percentage change in adjusted earnings per share	5% to 7%
Impact of unfavorable foreign currency exchange rates	1%
Percentage change in adjusted earnings per share in constant currency	6% to 8%

In addition to the preceding non-GAAP financial measures, we use a leverage ratio that is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage and may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA"). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expense, and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our $1.0 billion revolving credit facility which requires us to maintain our leverage ratio below certain levels. Under that agreement, the applicable leverage ratio is reduced annually on November 30th. As of August 31, 2020, our capacity under the revolving credit facility is not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility. We expect to comply with this financial covenant for the foreseeable future.

The following table reconciles our net income to Adjusted EBITDA for the trailing twelve-month periods ended August 31, 2020, August 31, 2019 and November 30, 2019:

	August 31, 2020	August 31, 2019	November 30, 2019
Net income	$760.1	$703.3	$702.7
Depreciation and amortization	164.7	157.1	158.8
Interest expense	141.7	170.6	165.2
Income tax expense	183.8	146.8	157.4
EBITDA	$1,250.3	$1,177.8	$1,184.1
Adjustments to EBITDA (1)	43.8	44.8	47.9
Adjusted EBITDA	$1,294.1	$1,222.6	$1,232.0

Net debt	$4,023.0	$4,558.1	$4,243.8

Leverage ratio (1)	3.1	3.7	3.4

(1)	Adjustments to EBITDA are determined under the leverage ratio covenant in our $1.0 billion revolving credit facility and includes special charges, share-based compensation expense, and interest income.

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2020	August 31, 2019

Net cash provided by operating activities	$626.7	$494.6
Net cash used in investing activities	(143.3)	(104.5)
Net cash used in financing activities	(432.7)	(319.2)
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

Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is historically lower in the first and second quarters and then has built in the third and fourth quarters of our fiscal year. For the nine months ended August 31, 2020, cash flow from operations of $626.7 million increased by $132.1 million from the same period of 2019. The 2020 increase was primarily driven by an increase of $57.4 million in net income in the nine months ended August 31, 2020 over the prior year level. In addition, a significantly lower use of cash associated with other assets and liabilities, including the timing of certain employee incentive and customer related payments, was partially offset by the use of cash associated with working capital, driven by the increased level of inventory to meet demand.
Investing Cash Flow — Cash used in investing activities increased by $38.8 million to $143.3 million for the nine months ended August 31, 2020, compared to $104.5 million for the corresponding period in 2019. During the first nine months of 2020, capital expenditures increased by $38.5 million from the 2019 level to $145.6 million. We expect 2020 capital expenditures to approximate $225 million.
Financing Cash Flow — Financing activities used cash of $432.7 million for the first nine months of 2020, as compared to a use of $319.2 million for the corresponding period in 2019. The primary drivers behind this change were as follows.

In the first nine months of 2020, our net borrowing activities used cash of $182.7 million as compared to $90.2 million in the first nine months of 2019. In the first nine months of 2020, we decreased our short-term borrowings, on a net basis, by $432.0 million as compared to an increase of $124.4 million during the comparable 2019 period. In the first nine months of 2020, we issued $500 million of long-term debt with net proceeds from the issuance of $495.0 million. We also paid $1.1 million in costs associated with the debt issuance. In the first nine months of 2020, we also received $11.4 million of proceeds associated with the issuance of other long-term debt. During the nine months ended August 31, 2020 and 2019, we repaid $256.0 million and $214.6 million, respectively, of long-term debt. In the 2020 period, repayments consisted primarily of $250.0 million on our term loans due August 2022. Repayments during the nine months ended August 31, 2019, principally consisted of $206.3 million of repayments on term loans issued in August 2017. As of August 31, 2020, we have fully repaid $1.5 billion in term loans issued in connection with our acquisition of RB Foods in August 2017; the scheduled maturities of those term loans were $750 million due August 17, 2020 and $750 million due August 17, 2022.
We increased dividends paid to $247.4 million in the first nine months of 2020 from $226.4 million of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
During the nine months ended August 31, 2020, we received proceeds of $54.1 million from exercised stock options as compared to $84.6 million received in the corresponding 2019 period. We repurchased $10.7 million and $10.3 million of common stock during the nine months ended August 31, 2020 and 2019, respectively, in conjunction with employee tax withholding requirements.
The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2020 and 2019 (in millions):

	2020	2019
Number of shares of common stock repurchased	0.26	0.54
Dollar amount	$46.0	$76.9
As of August 31, 2020, $586.0 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
The following table presents our leverage ratio for the trailing twelve-month periods ended August 31, 2020, August 31, 2019, and November 30, 2019:

	August 31, 2020	August 31, 2019	November 30, 2019
Leverage ratio	3.1	3.7	3.4

Our leverage ratio was 3.1 as of August 31, 2020 as compared to the ratios of 3.4 and 3.7 as of November 30, 2019 and August 31, 2019, respectively. The decrease in the ratio from 3.7 as of August 31, 2019 to 3.1 as of August 31, 2020 is due to an increase in our trailing twelve-month adjusted EBITDA and a lower net debt balance.

Most of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2020, we temporarily used $184.6 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. At August 31, 2019, we temporarily used $253.5 million of cash from our foreign subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2020 and August 31, 2019 were $567.3 million and $839.0 million, respectively. Those average short-term borrowings outstanding for the nine months ended August 31, 2020 included average commercial paper outstanding of $501.2 million. Total average debt outstanding for the nine months ended August 31, 2020 and August 31, 2019 was $4,378.0 million and $4,792.0 million, respectively.

The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2020, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were higher than at both August 31, 2019 and November 30, 2019. During 2020, we have seen greater-than-normal fluctuations in foreign exchanges rates as a result of increased market volatility driven by the global COVID-19 pandemic.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance, such as those relating to net sales, volume and product mix, gross margins, earnings, cost savings, brand marketing support, special charges, acquisitions, income tax expense and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of COVID-19 on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisition of RB Foods; the expected impact of raw material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement ("CCI") program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning system; the expected impact of accounting pronouncements; the expected impact of the U.S. Tax Act enacted in December 2017; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

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

Changes in Internal Controls: No change occurred in our “internal control over financial reporting” as defined in Rule 13a-15(f) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15a as materially affecting or reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has affected, and may continue to affect, our operations, major facilities, and the health of our employees and consumers. The production of certain of our products in the U.S. and Europe are concentrated in a single manufacturing site in each location. To mitigate the spread of COVID-19, many governments implemented quarantines and significant restrictions on travel as well as work restrictions that prohibited many employees from going to work. As a result, we temporarily closed certain manufacturing and other facilities over the past several months. Our results have been and we expect will continue to be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend upon future developments, which are highly uncertain and cannot be predicted. COVID-19 continues to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. Beginning late in the second quarter of 2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locales; however, to the extent that COVID-19 continues or worsens, governments may maintain restrictions or impose additional restrictions. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2020 to June 30, 2020	CS – 0	$—	—	$611 million
	CSNV – 0	$—	—
July 1, 2020 to July 31, 2020	CS – 123,439 (1)	$189.18	123,439	$588 million
	CSNV – 0	$—	—
August 1, 2020 to August 31, 2020	CS – 9,000	$202.39	9,000	$586 million
	CSNV – 0	$—	—
Total	CS – 132,439	$190.08	132,439	$586 million
	CSNV – 0	$—	—
(1)On July 1, 2020 and July 13, 2020, we purchased 9,613 shares and 7,826 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share of $179.84 and $183.50 represented the closing price of the common shares on July 1, 2020 and July 13, 2020, respectively. On July 16, 2020, we purchased 106,000 shares of our CS from our domestic pension plan to facilitate the plan's rebalancing of its asset allocation. The price paid per share of $190.45 represented the closing price of the common shares on July 16, 2020.

As of August 31, 2020, $586.0 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2020, we issued 878,328 shares of CSNV in exchange for shares of CS and issued 4,390 shares of CS in exchange for shares of CSNV.
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2020, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2020, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

September 29, 2020	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

September 29, 2020	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller