Form 10-K
period 2020-11-30
MCCORMICK & CO INC
filed 2021-01-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2020: $1,601,653,059
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2020: $21,709,733,991
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	17,999,331	December 31, 2020
Common Stock Non-Voting	248,943,617	December 31, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 31, 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”)	Part III

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
In early fiscal 2021, we completed the purchase of FONA International, LLC and certain of its affiliates (FONA), a privately held company. The purchase price was approximately $710 million, net of cash acquired, subject to certain customary purchase price adjustments. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA broadens our value-add offerings with products that are highly complementary to our existing portfolio. By combining the portfolios and infrastructures, we have added manufacturing capacity as well as greater scale and expect to accelerate our global flavor growth. At the time of the acquisition, annual sales of FONA were approximately $114 million. The results of FONA’s operations will be included in our financial statements as a component of our flavor solutions segment from the date of FONA’s acquisition on December 30, 2020. Unless expressly noted, our disclosures contained in this Annual Report on Form 10-K for the year ended November 30, 2020 exclude the impact of our acquisition of FONA.
On November 30, 2020, we completed the purchase of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $803 million, net of cash acquired, subject to certain customary purchase price adjustments. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
In August 2017, we completed the acquisition of Reckitt Benckiser's Food Division (RB Foods) from Reckitt Benckiser Group plc. The purchase price was approximately $4.2 billion. The market-leading brands we acquired from RB Foods included French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions moved us to a leading position in the attractive U.S. Condiments category, while providing significant international growth opportunities for our consumer and flavor solutions segments.
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
Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2020, the consumer segment contributed approximately 64% of consolidated net sales and 77% of consolidated operating income, and the flavor solutions segment contributed approximately 36% of consolidated net sales and 23% of consolidated operating income.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 160 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s® Cholula Hot Sauce® and Club House®, as well as brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen® and Simply Asia®. In the Europe, Middle East and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis® and Drogheria &

Alimentari® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In China, we market our products under the McCormick and DaQiao® brands. In Australia, we market our spices and seasonings under the McCormick brand, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden brand. In India, we market our spices and rice products under the Kohinoor® brand. Elsewhere in the Asia/Pacific region, we market our products under the McCormick brand as well as other brands.
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
Our customers span a variety of retailers that include grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands. In our businesses in China and India, foodservice sales are managed by and reported in our consumer segment.
Flavor Solutions Segment. In our flavor solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly by us and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades. Our range of flavor solutions remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems and compound flavors. In addition to a broad range of flavor solutions, our long-standing customer relationships are evidence of our effectiveness in building customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
Our flavor solutions segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include larger publicly held flavor companies that are more global in nature, but which also tend to specialize in a narrower range of flavor solutions than McCormick.
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, vanilla, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the United States or from our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement (CCI) program.
Customers
Our products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers under a number of brands through a variety of retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce. In the flavor solutions segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items, as well as provided to their own customers for use in dine-in and take-out eating occasions, all to enhance the flavor of their foods. Customers for the flavor solutions segment include food manufacturers and the foodservice industry supplied both directly and indirectly through distributors.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12% of consolidated sales in 2020 and 11% of consolidated sales in 2019 and 2018. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 11% of consolidated sales in 2020 and 10% of consolidated sales in both 2019 and 2018. In 2020, 2019 and 2018, the top three customers in our flavor solutions segment represented between 49% and 52% of our global flavor solutions sales.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “French’s ,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Cholula,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” "OLD BAY," "Simply Asia," "Thai Kitchen," "Kitchen Basics," “Kamis,” “Drogheria & Alimentari,” "DaQiao," “Kohinoor” and "Gourmet Garden" trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
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
Human Capital
We believe in the Power of People – our employees and customers across the world. Our high-performance culture is rooted in our shared values and respect for all contributions of every employee. Our key human capital objectives are to attract, retain and develop the highest quality talent. We employ various human resource programs in support of these objectives. We had approximately 13,000 full-time employees worldwide as of November 30, 2020. Our operations have not been affected significantly by work stoppages, other than those associated with temporary closures of plants related to the COVID-19 pandemic in fiscal 2020 and, in the opinion of management, employee relations are good. In 2020, our employees demonstrated resiliency, agility and engagement in support of business continuity despite the challenges that arose in the pandemic. We have approximately 300 employees in the United States who are covered by a collective bargaining contract, which is subject to renegotiation upon its expiration in 2021. At our subsidiaries outside the U.S., approximately 2,500 employees are covered by collective bargaining agreements or similar arrangements.

We believe diversity and inclusion are at the core of our values and strategic business priorities. Throughout our business, we champion equality, supporting parity for women and under-represented groups as we work to create ethical, safe and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent and a more engaged workforce. We have various employee ambassador groups that provide a supportive, collaborative space for employees to come together to promote inclusion. Respect for human rights is fundamental to our business and its commitment to ethical business conduct.
We measure employee engagement on an ongoing basis to solicit feedback and understand views of our employees, work environment and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.
We are committed to the safety, health, and security of our employees. We believe a hazard-free environment is a critical enabler for the success of our business. Throughout our operations, we strive to ensure that all of our employees have access to safe workplaces that allow them to succeed in their jobs.
Information about our Executive Officers
In addition to the executive officers described in the 2021 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the following individuals are also executive officers of McCormick: Lisa B. Manzone and Nneka L. Rimmer.
Ms. Manzone is 56 years old and, during the last five years, has held the following positions with McCormick: June 2015 to present – Senior Vice President, Human Relations; January 2015 to June 2015 – Vice President Global Human Relations; January 2013 to January 2015 – Vice President Compensation and Benefits.
Ms. Rimmer is 49 years old and, during the last five years, has held the following positions with McCormick: August 2020 to present – President Global Flavors and Extracts (part of our flavor solutions segment); February 2019 to August 2020 – Senior Vice President, Business Transformation; August 2017 to February 2019 – Senior Vice President, Strategy and Global Enablement; April 2015 to August 2017 – Senior Vice President, Corporate Strategy and Development.
Operations Outside of the U.S.
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2020, approximately 40% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, transaction and integration expenses, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisitions of Cholula and FONA; the expected impact of material costs and pricing actions on the company's results of operations and gross margins; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crisis, including COVID-19; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses, including the acquisitions of Cholula and FONA; global economic and financial conditions generally, including the on-going impact of the exit of the United Kingdom (U.K.) from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, regarding the U.S. Tax Act enacted on December 22, 2017 and volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Available Information
Our principal corporate internet website address is: www.mccormickcorporation.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the SEC). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding McCormick. Our website also includes our Corporate Governance Guidelines, Business Ethics Policy and charters of the Audit Committee, Compensation & Human Capital Committee, and Nominating/Corporate Governance Committee of our Board of Directors.
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

Risks Related to Our Company, Business and Operations
Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.
In December 2019, COVID-19, a strain of novel coronavirus, was first reported in Wuhan, China, resulting in thousands of confirmed cases of the disease in China. By January 2020, the Chinese government implemented a quarantine protocol for Wuhan and implemented other restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions. In March 2020, as COVID-19 spread outside of China, significantly impacting the rest of the world, the World Health Organization designated the outbreak as a global pandemic. The effects of COVID-19 and related actions to attempt to control its spread significantly impacted not only our operating results but also the global economy. COVID-19 has impacted and continues to impact our customers, our operations, consumers and the global economy as discussed below. However, given the evolving health, economic, social, and governmental environments, the breadth and duration of such impact remains uncertain.
The COVID-19 pandemic has affected, and continues to affect, our operations, major facilities, and the health of our employees and consumers. The production of certain of our products in our Americas, EMEA, and Asia/Pacific geographic regions are concentrated in a single manufacturing site within each region. To mitigate the spread of COVID-19, many governments have implemented quarantines and significant restrictions on travel as well as work restrictions that prohibited many employees from going to work. As a result, we temporarily closed certain manufacturing and other facilities for limited periods in 2020. Our results have been and we expect will continue to be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend upon future developments, which are highly uncertain and cannot be predicted. COVID-19 continues to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. In mid-2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locales in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection levels in certain localities in late fiscal 2020 and in early fiscal 2021, local governmental authorities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19.
In early fiscal 2021, vaccines for combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. Full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late- 2021. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
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
We continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. From time to time, our customers evaluate their mix of product offerings, and consumers have the option to purchase private label or other competitive products instead of our branded products. In the event that we are unable to supply our products to customers in the time frame and quantities that they desire, whether due to increased demand or other factors, our customers may discontinue all or a portion of their purchases from us and source competitive brands. If a significant portion of our branded business was switched to private label or competitive products, it could have a material negative impact on our consumer segment.
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
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 23% of our consolidated sales in 2020. The loss of either of these large customers or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business.
Disruption of our supply chain and issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. The most significant raw materials used by us in our business are dairy products, pepper, vanilla, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our results.
As of November 30, 2020, we had approximately $5.0 billion of goodwill and approximately $3.0 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of those assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their implied fair value or fair value, respectively. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets would have a negative impact on our consolidated results of operations.
Because indefinite-lived intangible assets are recorded at fair value at the date of acquisition of the related business, indefinite-lived intangible assets associated with recent business acquisitions, particularly those acquired in recent low interest rate environments, such as Cholula and FONA, are more susceptible to impairment in periods of rising interest rates than indefinite-lived intangible assets related to businesses acquired in periods of higher interest rates.
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
We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Swiss franc, Chinese renminbi, Indian rupee and Thai baht, as well as the Euro versus the British pound sterling and Australian dollar, and finally the Canadian dollar versus British pound sterling. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.
The on-going effects of the decision by British voters to exit the European Union may negatively impact our operations.
On December 24, 2020, the U.K. and the European Union announced an agreement on the EU-UK Trade and Cooperation Agreement (the EU-UK trade deal) that took effect on January 1, 2021.The trade deal was formally approved by the U.K. House of Commons on December 30, 2020 and is expected to be formally approved by the

European Union legislature in March 2021. While the EU-UK trade deal has removed uncertainty and a significant amount of financial risk associated with the U.K.’s exit from the European Union, we are still assessing its details and related impact on our U.K business and other operations. We believe that the new trading relationship between the U.K and the European Union will result in increased costs of goods imported into the U.K. from the European Union and exported from the U.K. into the European Union. The movement of goods between the U.K. and the European Union will continue to be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Also, there will be additional costs related to goods that are deemed to originate outside of the U.K. or European Union, and for which the originating country has no trade agreement with the U.K. Our ability to increase pricing of our products in light of increased costs is uncertain and, to the extent we are unable to fully do so, our profitability will decline.
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
Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. Scientific consensus shows that greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity or practices, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. In addition, such climate change may result in modifications to the eating preferences of the ultimate consumers of certain of our products, which may also unfavorably impact our sales and profitability.
Risks Relating to Credit and Capital Markets, Our Credit Rating, Borrowings and Dividends
Increases in interest rates or changes in our credit ratings may negatively impact us.
On November 30, 2020, we had total outstanding variable rate debt of approximately $950 million, including $887 million of short-term borrowings, at a weighted-average interest rate of approximately 0.3%. The interest rates under our term loans and revolving credit facilities can vary based on our credit ratings. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital.
Our credit ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet our debt obligations. Our credit ratings were downgraded following our financing of the acquisition of RB Foods in August 2017 and any reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that were available to us prior to that acquisition and the related financing transactions. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates, or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
We have incurred additional indebtedness to finance the acquisition of Cholula and FONA that may limit our ability to, among other matters, issue additional indebtedness, meet our debt service requirements, react to rising interest rates, comply with certain covenants and compete with less highly leveraged competitors.

After financing our acquisition of Cholula on November 30, 2020, we have a significant amount of indebtedness outstanding. As of November 30, 2020, the indebtedness of McCormick and its subsidiaries is approximately $4.9 billion. Subsequent to November 30, 2020, we acquired FONA for $710 million, which we funded with cash and commercial paper borrowings. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

•increasing our debt service obligations, making it more difficult for us to satisfy our obligations;
•limiting our ability to borrow additional funds, including an anticipated long-term debt financing in fiscal 2021 of the Cholula and FONA acquisition indebtedness together with our 3.9% notes in the amount of $250 million that mature in July 2021, and increasing the cost of any such borrowing;
•increasing our exposure to negative fluctuations in interest rates;
•subjecting us to financial and other restrictive covenants, the non-compliance with which could result in an event of default;
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged.
The deterioration of credit and capital markets may adversely affect our access to sources of funding.
We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our seasonal working capital needs and other general corporate purposes, including funding of acquisitions. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. We engage in regular communication with all of the banks participating in our revolving credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.
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
LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, interest rate swaps, and cross currency interest rate swaps is expected to be phased out after calendar year 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.

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
Risks Related to Intellectual Property, Information Technology, and Cyber-Security
Our intellectual property rights, and those of our customers, could be infringed, challenged or impaired, and reduce the value of our products and brands or our business with customers.
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
Risks Related to Our Global Business, Litigation, Laws and Regulations
Laws and regulations could adversely affect our business.
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
In addition, there are various compliance obligations for companies that process personal data of certain individuals, including such obligations required by the European Union’s General Data Protection Regulation (GDPR), which came into effect in May 2018, and the California Consumer Privacy Act (CCPA), which came into effect in January

2020. These types of data privacy laws create a range of new compliance obligations for companies that process personal data of certain individuals and increases financial penalties for non-compliance. For example, the CCPA imposes requirements on companies that do business in California and collect personal information from customers, including notice, consent and service provider requirements. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Regulations to implement portions of the CCPA have not been finalized and could significantly impact CCPA compliance measures. As a company that is subject to data privacy laws, we bear the costs of compliance with them, including the GDPR and CCPA, and are subject to the potential for fines and penalties in the event of a breach of these laws, which continue to evolve. These factors and others could have an adverse impact on our business, financial condition or results of operations.
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
Our international and cross-border operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2020, approximately 38% of our sales were generated in countries other than the U.S. Our international operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues, which causes more volatility in the economic environment throughout the European Union and the U.K. Additionally, sales in countries other than the U.S., together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
The global nature of our business, changes in tax legislation and the resolution of tax uncertainties create volatility in our effective tax rate.
As a global business, our tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, acquisitions and dispositions, adjustments to our reserves related to uncertain tax positions, changes in valuation allowances and the portion of the income of international subsidiaries that we expect to remit to the U.S. and that will be taxable.
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
Stefanowo–consumer
Italy:
Florence–consumer and flavor solutions (2 principal plants)
China:
Guangzhou–consumer and flavor solutions
Shanghai–consumer and flavor solutions
Wuhan–consumer
Australia:
Melbourne–consumer and flavor solutions
Palmwoods–consumer
India:
New Delhi–consumer and flavor solutions

Thailand:
    Chonburi–consumer and flavor solutions

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities as follows (i) in the U.S.: Belcamp and Aberdeen, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; and Springfield, Missouri; (ii) in Canada: Mississauga and London, Ontario; (iii) in Heywood, U.K. and (iv) in Compans, France. We also own distribution facilities in Belcamp, Maryland and Monteux, France. In addition, we own, lease or contract other properties used for manufacturing consumer and flavor solutions products and for sales, warehousing, distribution and administrative functions.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (NYSE). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKCV and MKC, respectively. We have disclosed in note 18 of the accompanying financial statements the information relating to the dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2020 was $95.57 per share for the Common Stock and $95.60 per share for the Common Stock Non-Voting.
On November 30, 2020, the Company effected a two-for-one stock split in the form of a stock dividend on all shares of the Company's two classes of common stock. On November 30, 2020, one like share was issued for each outstanding share to shareholders of record as of November 20, 2020. All common stock and per share data has been retroactively adjusted to reflect the stock split.
The approximate number of holders of our common stock based on record ownership as of December 31, 2020 was as follows:

Title of class	Approximate number of record holders
Common Stock, no par value	2,000
Common Stock Non-Voting, no par value	9,400
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2020 to September 30, 2020	CS-0 CSNV-0	- -	- -	$586 million
October 1, 2020 to October 31, 2020	CS-13,200 CSNV-0	$97.24 -	13,200 -	$585 million
November 1, 2020 to November 30, 2020	CS-0 CSNV-0	- -	- -	$585 million
Total	CS-13,200 CSNV-0	$97.24 -	13,200 -	$585 million
As of November 30, 2020, approximately $585 million remained of a $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.

In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2020, we issued 975,306 shares of CSNV in exchange for shares of CS and issued 4,404 shares of CS in exchange for shares of CSNV.
ITEM 6. SELECTED FINANCIAL DATA
HISTORICAL FINANCIAL SUMMARY

(millions except per share and percentage data)	2020	2019	2018	2017	2016
For the Year
Net sales	$5,601.3	$5,347.4	$5,302.8	$4,730.3	$4,313.9
Operating income	999.5	957.7	891.1	699.8	649.4
Income from unconsolidated operations	40.8	40.9	34.8	33.9	36.1
Net income	747.4	702.7	933.4	477.4	472.3
Per Common Share (1)
Earnings per share–basic	$2.80	$2.65	$3.55	$1.88	$1.87
Earnings per share–diluted	2.78	2.62	3.50	1.86	1.85
Common dividends declared	1.27	1.17	1.07	0.97	0.88
Closing price, non-voting shares–end of year	93.49	84.63	75.00	51.09	45.60
Book value per share	14.76	13.01	12.05	9.81	6.53
At Year-End
Total assets	$12,089.7	$10,362.1	$10,256.4	$10,385.8	$4,635.9
Current debt	1,150.6	698.4	643.5	583.2	393.2
Long-term debt	3,753.8	3,625.8	4,052.9	4,443.9	1,054.0
Shareholders’ equity	3,940.0	3,456.7	3,182.2	2,570.9	1,638.1
Other Financial Measures
Percentage of net sales
Gross profit	41.1%	40.1%	39.5%	37.9%	38.1%
Operating income	17.8%	17.9%	16.8%	14.8%	15.1%
Capital expenditures	$225.3	$173.7	$169.1	$182.4	$153.8
Depreciation and amortization	165.0	158.8	150.7	125.2	108.7
Common share repurchases	47.3	95.1	62.3	137.8	242.7
Dividends paid	330.1	302.2	273.4	237.6	217.8
Average shares outstanding (1)
Basic	266.5	265.1	263.1	253.6	253.1
Diluted	269.1	268.1	266.5	256.8	255.9
(1)On November 30, 2020, the Company effected a two-for-one stock split to shareholders of record as of November 20, 2020. All common stock and per share data has been retroactively adjusted to reflect the stock split.
The historical financial summary includes the impact of certain items that affect the comparability of financial results year to year. The net impact of these items is reflected in the following table:

(millions except per share data)	2020	2019	2018	2017	2016
Operating income (1)	$(19.3)	$(20.8)	$(38.8)	$(83.9)	$(16.0)
Net income (2)	(15.3)	(14.6)	271.4	(69.3)	(11.1)
Earnings per share–diluted (3)	(0.05)	(0.06)	1.02	(0.27)	(0.04)
(1)In 2020, 2019, 2018, 2017, and 2016, we recorded special charges related to the completion of organization and streamlining actions, including, for 2016, special charges related to the discontinuance of bulk-packaged and broken basmati rice product lines for our business in India. In 2020, we recorded transaction and integration expenses related to our acquisitions of Cholula and FONA. In 2018 and 2017, we recorded transaction and integration expenses related to our acquisition of RB Foods.
(2)In 2019 and 2018, we recorded a non-recurring benefit from the U.S. Tax Act of $1.5 million and $301.5 million, respectively.
(3)On November 30, 2020, the Company effected a two-for-one stock split to shareholders of record as of November 20, 2020. All common stock and per share data has been retroactively adjusted to reflect the stock split.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained in Item 8 of this report. We use certain non-GAAP information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. The dollar and share information in the charts and tables in the MD&A are in millions, except per share data. On November 30, 2020, the Company effected a two-for-one stock split in the form of a stock dividend on all shares of the Company’s two classes of common stock. On November 30, one like share was issued to each share outstanding to shareholders of record as of November 20, 2020. All common stock and per share data has been retroactively adjusted to reflect the stock split.
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
Impact of Global COVID-19 Pandemic–During the year ended November 30, 2020, the effects of a new coronavirus (COVID-19) and related actions to attempt to control its spread significantly impacted not only our operating results but also the global economy.
The impact of the global COVID-19 pandemic on our consolidated operating results in early fiscal 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. In March 2020, as COVID-19 spread outside of China, significantly impacting the rest of the world, the World Health Organization designated the outbreak as a global pandemic. The pandemic spread outside of China in the balance of fiscal year 2020 to impact operations in our Americas and Europe, Middle East and Africa (EMEA) regions in addition to elsewhere in our Asia/Pacific region. The effects of COVID-19 and related actions to attempt to control its spread significantly impacted not only our operating results but also the global economy.
In the U.S., many state and local governments, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures ranged from limitations on crowd size, together with closures of bars and dine-in restaurants, to mandatory orders for non-essential citizens to shelter in place. Governments in non-U.S. jurisdictions also implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibited many employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. The extent and nature of government actions varied during fiscal year 2020 and in early fiscal year 2021 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.
We identified three priorities while navigating through the period of volatility and uncertainty associated with various stages of the COVID-19 pandemic:

▪First, to ensure the health and safety of our employees and the quality and integrity of our products.
▪Second, to keep our brands and our customers' brands in supply and to maintain the financial strength of our business.

▪Third, to ensure McCormick emerges strong from this event. The pandemic will come to an end and we believe that we will come out a better company by driving our long-term strategies, responding to changing consumer behavior and capitalizing on opportunities from our relative strength.
We implemented numerous measures over the course of fiscal 2020 to ensure that these priorities were achieved, including: (i) for our manufacturing and distribution employees, who played a critical role in maintaining the supply of our products to our customers and consumers, we instituted pre-shift temperature checks, temporarily increased pay and benefits, and provided time to enable social distancing and even greater sanitation procedures during shift changes; (ii) for our other employees, we instituted work-from-home arrangements; (iii) we maintained close communication with customers and suppliers to enable us to react to changing demand; and (iv) throughout the organization, we empowered global, regional and local crisis response teams that enabled us to react quickly to the challenging environment.
Our sales increased by 4.7% for the year ended November 30, 2020 over the 2019 level. That increase was driven by an 10.0% increase in sales of our consumer segment, partially offset by a 3.5% decline in sales of our flavor solutions segment. Our operating results have and will continue to be impacted by COVID-19, including the related recovery and the shift in consumer demand resulting from the pandemic. We have partnered with our customers to monitor consumer demand changes and address the shift to at-home versus away-from-home consumption. We estimate that away-from-home consumption has historically represented approximately 20% of our consolidated sales. The effects of COVID-19 on consumer behavior have, on a net basis, favorably impacted the operating results of our consumer segment and unfavorably impacted the operating results of our flavor solutions segment during the year ended November 30, 2020. The impact of COVID-19 on our consumer segment during fiscal 2020 resulted in a significant increase in at-home consumption and related demand for our products. The unfavorable impact on our flavor solutions segment during the same periods was principally attributable to decreased demand from certain customers that were affected by government mandates related to COVID-19 in many of our markets. Those measures required closures of, or capacity limitations on, dine-in restaurants or restricted operations of those restaurants to carry-out or delivery only and also restricted operations of quick service restaurants to drive-through pick-up or delivery. The resulting negative demand impacts in our flavor solutions segment were partially offset by increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption. The impact of COVID-19 on our consumer segment and flavor solutions segment moderated during our fourth quarter of fiscal 2020. During that quarter, our sales increased by 4.9% over the comparable period in 2019, driven by a 5.9% increase in sales of our consumer segment and a 3.1% increase in sales of our flavor solutions segment. The 5.9% fourth quarter growth in sales of our consumer segment was moderated by the lack of availability of certain of our consumer products in the U.S. following the sustained increase in demand earlier in 2020 that caused us to suspend or curtail production of some secondary products in the fourth quarter to protect the supply of our top selling holiday items.
Upon worsening COVID-19 infection levels in certain localities in late fiscal 2020 and in early fiscal 2021, local governmental authorities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to check the spread of COVID-19.
In early fiscal 2021, vaccines effective in combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. Full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late-2021. The pace and shape of the COVID-19 recovery described above as well as the impact and extent of potential resurgences is not presently known. These and other uncertainties with respect to COVID-19 could result in changes to our current expectations in addition to a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable or, in the case of significant increased demand for our product, incapable of fulfilling that increased demand. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.
Sales growth: Over time, we expect to grow sales with similar contributions from: 1) our base business – driven by brand marketing support, category management, and differentiated customer engagement; 2) new products; and 3) acquisitions.
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
Acquisitions – Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2015, we have completed nine acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Our acquisitions have included bolt-on opportunities as well as the following recent acquisitions:
•On December 30, 2020, we acquired FONA International, LLC and certain of its affiliates (FONA), a privately owned company, for approximately $710 million, net of cash acquired, subject to certain customary purchase price adjustments. We financed this fiscal 2021 acquisition with cash and short-term borrowings. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets which expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform, strengthens our capabilities, and accelerates the strategic migration of our portfolio to more value-added and technically insulated products.
•On November 30, 2020, we acquired the parent company of Cholula Hot Sauce® (Cholula) from L Catterton for approximately $803 million, net of cash acquired, subject to certain customary purchase price adjustments. Cholula is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce in both our consumer and flavor solutions segments.
•On August 17, 2017, we acquired Reckitt Benckiser's Food Division (RB Foods) for approximately $4.2 billion. The acquired market-leading brands of RB Foods included French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions moved us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments.

The FONA and Cholula acquisitions are expected to contribute more than one-third of our sales growth in 2021. The RB Foods acquisition contributed more than one-third of our sales growth in 2018 and 2017.
Cost savings and business transformation: We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, that also includes savings from the organization and streamlining actions described in note 3 of notes to our consolidated financial statements. In addition to funding brand marketing support, product innovation and other growth initiatives, our CCI program helps offset higher costs and is contributing to higher operating income and earnings per share.

We are making investments to build the McCormick of the future, including in our Global Enablement (GE) organization to transform McCormick through globally aligned, innovative services to enable growth. As more fully described in note 3 of notes to our consolidated financial statements, we expect to incur special charges of approximately $60 million to $65 million associated with our GE initiative of which approximately $39.9 million have been recognized through November 30, 2020. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. From late 2018 through early 2020, we progressed in implementing our global enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth. In the second quarter of fiscal 2020, we elected to pause activity related to our ERP for the balance of fiscal 2020 due, in part, to COVID-19 restrictions that restricted necessary travel by internal and external ERP team members and made it difficult for local McCormick personnel to actively participate in the ERP development, data cleansing, and testing prior to then scheduled pilots later in fiscal 2020. In addition, the pause of this activity enabled all McCormick employees to focus their activities on the three priorities previously described under the heading “Impact of COVID-19 Pandemic” for navigating through the period of volatility and uncertainty associated with various stages of the COVID-19 pandemic.
We expect that, in total over the course of the ERP replacement program from late 2018 through 2023, we will invest from approximately $350 million to $400 million, including expenses related to the go-live activities in our operations, to enable the anticipated completion of the global roll out of our new information technology platform in 2022. Of that projected, $350 million to $400 million, we expect capitalized software to account for approximately 50% and program expenses to account for approximately 50%. Of the approximately $175 million to $200 million of operating expenses included in our projected total spending related to our ERP replacement program, approximately $40 million have been recognized through November 30, 2020. Of the approximately $175 million to $200 million of capitalized software included in our projected total spending related to our ERP program, approximately $87 million has been recognized through November 30, 2020.
The GE initiative is expected to generate annual savings, ranging from approximately $45 million to $55 million, once all actions are implemented, including those that are dependent on the replacement of our global ERP platform.
Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities reached $1,041.3 million in 2020, an increase of $94.5 million from the $946.8 million realized in 2019. In 2020, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 35 years, and to fund capital expenditures and acquisitions. In 2020, the return of cash to our shareholders through dividends and share repurchases was $377.4 million.
Operating Results: On a long-term basis, we expect a combination of acquisitions and share repurchases to add about 2% to earnings per share growth.
In 2020, we achieved further growth of our business with net sales rising 4.7% over the 2019 level due to the following factors:
•We grew volume and product mix, which added 3.7% of sales growth. This growth was driven by sharply higher demand within our consumer segment, as the continuation of measures imposed to mitigate the spread of COVID-19 and the related change in consumer behavior, resulted in a shift in consumer behavior toward at-home meal preparation that more than offset lower demand within our flavor solutions segment principally associated with our branded food service customers.
•Pricing actions contributed 1.6% of the increase in net sales.
•Net sales growth was negatively impacted by fluctuations in currency rates that decreased sales growth by 0.6%. Excluding this impact, we grew sales by 5.3% over the prior year on a constant currency basis.
Operating income was $999.5 million in 2020 and $957.7 million in 2019. We recorded $6.9 million and $20.8 million of special charges in 2020 and 2019, respectively, related to organization and streamlining actions. In 2020, we also recorded $12.4 million of transaction and integration expenses related to our acquisitions of Cholula and FONA that reduced operating income. In 2020, compared to the year-ago period, the favorable impact of higher sales and $113.0 million of cost savings from our CCI program, including organization and streamlining actions, more than offset the impact of increased conversion costs, COVID-19 related expenses, higher incentive compensation, and the unfavorable impact of foreign currency exchange rates. During 2020, COVID-19 related expenses included certain actions taken in response to the pandemic, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees, measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity, and impact of lower production volumes of flavor solutions inventories. Excluding special charges together with, for 2020, transaction and integration expenses related to our acquisitions of Cholula and FONA, adjusted operating income was $1,018.8 million in 2020, an increase of 4.1%, compared to $978.5 million in the year-ago period. In constant currency, adjusted operating income rose 4.8%. For further details and a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Diluted earnings per share was $2.78 in 2020 and $2.62 in 2019. The year-on-year increase in earnings per share was driven mainly by higher operating income and decreased interest expense. Those favorable impacts in 2020 were partially offset by the impact of a higher effective tax rate, a decrease in other income and the impact of higher shares outstanding. Special charges, and in 2020, transaction and integration expenses lowered earnings per share by $0.05 and $0.06 in 2020 and 2019, respectively. Excluding the effects of special charges, transaction and integration expenses, and the non-recurring benefit of the U.S. Tax Act, adjusted diluted earnings per share was $2.83 in 2020 and $2.68 in 2019, or an increase of 5.6%.
2021 Outlook
In 2021, we expect to grow net sales over the 2020 level by 7% to 9%, including an estimated 2% favorable impact from currency rates, or 5 to 7% on a constant currency basis. That anticipated 2021 sales growth includes the incremental impact of the Cholula and FONA acquisitions, which we expect to comprise 3.5% to 4.0% of the expected 7% to 9% sales growth, and higher volume and product mix driven by our category management, brand marketing, new product, and differentiated customer engagement growth plans. We expect to have organic sales growth in both our consumer and flavor solutions segments.
We expect our 2021 gross profit margin to range from a decline of 10 basis points to an increase of 15 basis points from our gross profit margin of 41.1% in 2020. The projected 2021 range of change in gross profit margin is principally due to (i) expected accretion from our acquisitions of Cholula and FONA, net of transaction and integration expenses of $6.9 million related to the amortization of the step-up of the acquired inventories of Cholula and FONA to fair value, (ii) anticipated unfavorable sales mix in 2021 between our consumer and flavor solutions segments as compared to 2020, (iii) an expected increase in COVID-19 expenses of approximately $10 million in 2021 over the 2020 level, and (iv) an anticipated low-single-digit level of inflation in 2021 compared to 2020. Excluding the $6.9 million of transaction and integration expenses related to our acquisitions of Cholula and FONA included in our projected range of gross profit margin anticipated in 2021, we expect our adjusted gross profit margin to range from comparable to 25 basis points higher than our 2020 gross profit margin of 41.1%.
In 2021, we expect an increase in operating income of 4% to 6%, which includes an estimated 2% favorable impact from currency rates, over the 2020 level. The projected range of change in operating income in 2021 reflects an expected increase of approximately $30 million in expense related to our global ERP replacement program over the fiscal 2020 level. Our CCI-led cost savings target in 2021 is approximately $110 million and approximates the $113 million of CCI-led cost savings realized in 2020. We anticipate transaction and integration expenses related to the Cholula and FONA acquisitions of approximately $50 million to negatively impact operating income in 2021, as compared to $12.4 million of transaction and integration expenses in 2020. We also expect approximately $8 million of special charges in 2021 that relate to previously announced organization and streamlining actions; in 2020, special charges were $6.9 million. Excluding special charges and transaction and integration expenses, we expect 2021’s adjusted operating income to increase by 8% to 10%, which includes an estimated 2% favorable impact from currency rates, or to increase by 6% to 8% on a constant currency basis over the 2020 level.
Our underlying effective tax rate is projected to be higher in 2021 than in 2020. We estimate our effective tax rate, including the net favorable impact of anticipated discrete tax items, to approximate 24% in 2021 as compared to 19.8% in 2020. Excluding projected taxes associated with special charges and transaction and integration expenses, including the unfavorable impact in 2021 of a discrete tax item related to our acquisition of FONA, we estimate that our adjusted effective tax rate will approximate 23% in fiscal 2021, as compared to an adjusted effective tax rate of 19.9% in 2020.
Diluted earnings per share was $2.78 in 2020. Diluted earnings per share for 2021 is projected to range from $2.71 to $2.76. Excluding the per share impact of special charges and transaction and integration expenses of $0.01 and $0.04, respectively, adjusted diluted earnings per share was $2.83 in 2020. Adjusted diluted earnings per share

(excluding an estimated per share impact from special charges of $0.02 and from transaction and integration expenses of $0.18, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA) is projected to range from $2.91 to $2.96 in 2021. We expect adjusted diluted earnings per share to grow by 3% to 5%, which includes a 2% favorable impact from currency rates, or to grow by 1% to 3% on a constant currency basis over adjusted diluted earnings per share of $2.83 in 2020.
RESULTS OF OPERATIONS—2020 COMPARED TO 2019

	2020	2019
Net sales	$5,601.3	$5,347.4
Percent growth	4.7%	0.8%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.7%	2.5%
Pricing actions	1.6%	0.2%
Foreign exchange	(0.6)%	(1.9)%
Sales for 2020 increased by 4.7% from 2019 and by 5.3% on a constant currency basis. That 4.7% sales increase was driven by higher sales in our consumer segment, which increased by 10.0% over the 2019 level, partially offset by lower sales in our flavor solutions segment, which declined by 3.5% from the prior year level. On a consolidated basis, higher volume and favorable product mix increased sales by 3.7% while pricing actions added 1.6% to sales. That net volume increase and favorable mix was driven by higher demand within our consumer segment, as measures imposed to mitigate the spread of COVID-19 and the related change in consumer behavior, resulted in a shift in consumer behavior toward at-home meal preparation that more than offset lower demand within our flavor solutions segment principally associated with our restaurant and branded food service customers. Sales were also impacted by unfavorable foreign currency rates that decreased net sales 0.6% compared to 2019 and is excluded from our measure of sales growth of 5.3% on a constant currency basis.

	2020	2019
Gross profit	$2,300.4	$2,145.3
Gross profit margin	41.1%	40.1%
In 2020, our gross profit margin increased 100 basis points to 41.1% from 40.1% in 2019. This improvement was driven by the favorable impact of CCI-led cost savings, favorable pricing actions and the mix of consumer and flavor solutions sales, partially offset by unfavorable conversion costs and increased material costs. Higher conversion costs during 2020 reflected certain matters associated with COVID-19, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees, measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity, and the impact of lower production volumes of flavor solutions inventories.

	2020	2019
Selling, general & administrative expense	$1,281.6	$1,166.8
Percent of net sales	22.9%	21.8%
Selling, general and administrative (SG&A) expense was $1,281.6 million in 2020 compared to $1,166.8 million in 2019, an increase of $114.8 million. That increase in SG&A expense was primarily a result of (i) higher performance-based employee incentive expense accruals, (ii) higher distribution expenses associated with the higher sales volume, (iii) increased brand marketing costs and (iv) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard that did not recur in 2020, all as compared to 2019. SG&A expense as a percent of net sales increased by 110 basis points from the prior year level, primarily as a result of the previously mentioned factors, partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2020 period.

	2020	2019
Total special charges	$6.9	$20.8
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

During 2020, we recorded $6.9 million of special charges, consisting of $5.3 million related to streamlining actions in our EMEA region and $1.6 million related to our GE initiative.
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

	2020	2019
Transaction and integration expenses	$12.4	$—
Transaction and integration expenses related to our acquisitions of Cholula and FONA of $11.2 million and $1.2 million, respectively, were incurred late in fiscal 2020. We expect to incur additional transaction and integration expenses related to these acquisitions in fiscal 2021.

	2020	2019
Operating income	$999.5	$957.7
Percent of net sales	17.8%	17.9%
Operating income increased by $41.8 million, or 4.4%, from $957.7 million in 2019 to $999.5 million in 2020. Operating income as a percent of net sales declined by 10 basis points in 2020, to 17.8% in 2020 from 17.9% in 2019 as a result of the factors previously described. Excluding the effect of special charges and transaction and integration expenses previously described, adjusted operating income was $1,018.8 million in 2020 as compared to $978.5 million in 2019, an increase of $40.3 million or 4.1% over the 2019 level. Adjusted operating income as a percent of net sales declined by 10 basis points in 2020, to 18.2% in 2020 from 18.3% in 2019.

	2020	2019
Interest expense	$135.6	$165.2
Other income, net	17.6	26.7
Interest expense was $29.6 million lower for 2020 as compared to the prior year primarily due to a decline in average total borrowings and a lower interest rate environment. Other income, net for 2020 decreased by $9.1 million from the 2019 level due principally to lower non-service cost income associated with our pension and postretirement benefit plans that declined by $7.6 million in 2020 from the prior year level.

	2020	2019
Income from consolidated operations before income taxes	$881.5	$819.2
Income tax expense	174.9	157.4
Effective tax rate	19.8%	19.2%
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits associated with share-based payments to employees, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances and the tax effects of intra-entity asset transfers (other than inventory).
The effective tax rate was 19.8% in 2020 as compared to 19.2% in 2019. The effective tax rate of 19.2% in 2019 includes a non-recurring net tax benefit of $1.5 million associated with the U.S. Tax Act, as more fully described in note 13 of notes to our consolidated financial statements. Net discrete tax benefits were $43.4 million in 2020, which is a decrease of $0.3 million from $43.7 million in 2019, including the $1.5 million non-recurring benefit of the U.S. Tax Act in 2019. Discrete tax benefits in both the 2020 and 2019 periods include excess tax benefits associated with share-based payments to employees ($14.2 million and $22.4 million in 2020 and 2019, respectively), the tax benefits associated with intra-entity asset transfers that occurred ($9.9 million and $15.2 million in 2020 and 2019, respectively), the reversal of reserves for unrecognized tax benefits for the expiration of the statues of limitations and other discrete items. In 2020, discrete tax benefits included $11.9 million associated with the release of valuation allowances due to a change in judgment about realizability of deferred tax assets. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2020	2019
Income from unconsolidated operations	$40.8	$40.9
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased $0.1 million in 2020 from the prior year. We own 50% of most of our unconsolidated joint ventures, including our largest joint venture, McCormick de Mexico, that comprised 75% and 72% of the income of our unconsolidated operations in 2020 and 2019, respectively.
We reported diluted earnings per share of $2.78 in 2020, compared to $2.62 in 2019. The table below outlines the major components of the change in diluted earnings per share from 2019 to 2020. The increase in adjusted operating income in the table below includes the impact from unfavorable currency exchange rates in 2020.

2019 Earnings per share—diluted	$2.62
Increase in operating income	0.12
Decrease in special charges	0.05
Increase in transaction and integration expenses	(0.04)
Decrease in interest expense	0.09
Decrease in other income	(0.03)
Impact of income taxes	(0.02)
Impact of higher shares	(0.01)
2020 Earnings per share—diluted	$2.78

Results of Operations—Segments
We measure the performance of our business segments based on operating income, excluding special charges and transaction and integration expenses related to our acquisitions. See note 16 of notes to our consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses related to our acquisitions. In the following discussion, we refer to our previously described measure of segment profit as "Segment operating income".
Consumer Segment

	2020	2019
Net sales	$3,596.7	$3,269.8
Percent growth	10.0%	0.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	8.8%	2.4%
Pricing actions	1.5%	0.1%
Foreign exchange	(0.3)%	(1.8)%

Segment operating income	$780.9	$676.3
Segment operating income margin	21.7%	20.7%
Sales of our consumer segment in 2020 grew by 10.0% as compared to 2019 and grew by 10.3% on a constant currency basis. This increase was driven by sharply higher sales of our consumer business in the Americas and in EMEA, with a partial offset from a sales decline in the Asia/Pacific region. Asia/Pacific region sales declines were driven by lower sales in China, which includes the impact of away-from-home products included in its consumer portfolio. Higher volume and product mix added 8.8% to sales as measures imposed to mitigate the spread of COVID-19 resulted in a shift in consumer behavior toward at-home meal preparation. Pricing actions added 1.5% to sales as compared to the prior year period. The unfavorable impact of foreign currency exchange rates decreased consumer segment sales by 0.3% compared to 2019 and is excluded from our measure of sales growth of 10.3% on a constant currency basis.
In the Americas, consumer sales rose 13.9% in 2020 as compared to 2019 and rose by 14.0% on a constant currency basis. Higher volume and product mix added 11.9% to sales driven by significant growth across the McCormick branded portfolio. In addition, pricing actions, taken in response to higher costs, increased sales by

2.1% as compared to the prior year period. The unfavorable impact of foreign currency exchange rates decreased sales by 0.1% compared to 2019 and is excluded from our measure of sales growth of 14.0% on a constant currency basis.
In the EMEA region, consumer sales increased 14.5% in 2020 as compared to 2019 and rose by 14.3% on a constant currency basis. Volume and product mix increased sales by 13.9%. The increase was broad based across the region with particular strength in branded spices and seasonings and homemade dessert products in France. The impact of pricing actions increased sales by 0.4%. The favorable impact of foreign currency exchange rates increased sales by 0.2% compared to 2019 and is excluded from our measure of sales growth of 14.3% on a constant currency basis.
In the Asia/Pacific region, consumer sales decreased 16.6% as compared to 2019 and decreased 15.1% on a constant currency basis. Lower volume and product mix reduced sales by 15.0%. The decrease was driven by products related to away-from-home consumption in China. Partially offsetting this decline was growth in cooking-at-home products, particularly in Australia. Pricing actions reduced sales by 0.1% as compared to 2019. The unfavorable impact from foreign currency exchange rates decreased sales by 1.5% compared to 2019 and is excluded from our measure of sales decline of 15.1% on a constant currency basis.
We grew segment operating income for our consumer segment by $104.6 million, or 15.5%, in 2020 as compared to 2019. The increase in segment operating income was driven by the impact of higher sales, as previously described, and CCI-led cost savings, partially offset by higher conversion costs, increased material costs, increased brand marketing costs and higher performance-based employee incentive expense accruals. Higher conversion costs during 2020 reflected certain matters associated with COVID-19, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees as well as measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity. Segment operating margin for our consumer segment rose by 100 basis points in 2020 to 21.7%, driven by an increase in consumer gross profit margin that was partially offset by an increase in SG&A expense as a percentage of net sales as compared to the 2019 period. Segment operating margin in 2020 benefited from the leverage of fixed and semi-fixed expenses over a higher sales base than compared to the 2019 level. On a constant currency basis, segment operating income for our consumer segment rose by 15.7% in 2020 in comparison to the same period in 2019.
Flavor Solutions Segment

	2020	2019
Net sales	$2,004.6	$2,077.6
Percent (decline) growth	(3.5)%	1.1%
Components of percent change in net sales–increase (decrease):
Volume and product mix	(4.2)%	2.9%
Pricing actions	1.8%	0.3%
Foreign exchange	(1.1)%	(2.1)%

Segment operating income	$237.9	$302.2
Segment operating income margin	11.9%	14.5%
Sales of our flavor solutions segment decreased 3.5% in 2020 as compared to 2019 and decreased by 2.4% on a constant currency basis. Driving that decrease in sales was lower demand due to the impact of the COVID-19 disruption on our restaurant and branded food service customers, particularly in the Americas and EMEA regions. Unfavorable volume and product mix decreased segment sales by 4.2% as compared to 2019, while pricing actions, taken in response to increased costs, during the period increased sales by 1.8%. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 1.1% as compared to 2019 and is excluded from our measure of sales decline of 2.4% on a constant currency basis.
In the Americas, flavor solutions sales decreased by 3.5% in 2020 as compared to the prior year level and decreased by 2.5% on a constant currency basis. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 4.4% during 2020, driven by lower sales to branded foodservice and quick service restaurant customers, but was partially offset by higher sales to packaged food companies. Pricing actions increased sales by 1.9% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 1.0% compared to 2019 and is excluded from our measure of sales decline of 2.5% on a constant currency basis.

In the EMEA region, flavor solutions sales in 2020 decreased by 5.5% from the prior year level and decreased by 4.2% on a constant currency basis. Unfavorable volume and product mix decreased segment sales by 7.0% as compared to 2019. The decline was primarily attributable to lower sales to branded foodservice and quick service restaurant customers, partially offset by higher demand from packaged food companies. Pricing actions increased sales by 2.8% in 2020 as compared the prior year level. An unfavorable impact from foreign currency rates decreased sales by 1.3% compared to 2019 and is excluded from our measure of sales decline of 4.2% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 0.4% in 2020 from the prior year level and increased by 1.6% on a constant currency basis. Favorable volume and product mix increased sales by 2.2%, driven by higher sales to quick service restaurant customers. Pricing actions decreased sales by 0.6% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 1.2% compared to 2019 and is excluded from our measure of sales growth of 1.6% on a constant currency basis.
Segment operating income for our flavor solutions segment decreased by $64.3 million, or 21.3%, in 2020 as compared to 2019. The decrease in segment operating income was driven by lower sales, increased conversion costs, the impact of lower production volumes, increased material costs and higher performance-based employee incentive expense accruals that were partially offset by CCI-led cost savings. Higher conversion costs during 2020 reflected certain matters associated with COVID-19, including the impact of temporary arrangements that increased salaries and benefits paid to our manufacturing employees as well as measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity, and the impact of lower production volumes of flavor solutions inventories. Segment operating margin for our flavor solutions segment decreased by 260 basis points from the prior year level to 11.9% in 2020, driven by lower flavor solutions segment gross profit margin and an increase in SG&A expense as a percent of net sales. Segment operating margin in 2020 also declined due to the deleveraging impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2019 period. On a constant currency basis, segment operating income for our flavor solutions segment declined by 19.7% in 2020, as compared to the same period in 2019.
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
SG&A expense was $1,166.8 million in 2019 compared to $1,163.4 million in 2018, an increase of $3.4 million. That increase in SG&A expense was driven by increased stock-based compensation expense and higher distribution costs, partially offset by CCI-led cost savings. SG&A expense in 2019 also reflected the impact of two significant, but largely offsetting items: (i) expenses associated with our investment in a global ERP platform in support of our GE business transformation initiative that increased SG&A expense over the prior year level; and (ii) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard that decreased SG&A expense from the prior year level. As a result of the above factors over an increased net sales base, SG&A expense as a percent of net sales was 21.8%, a 20-basis point improvement from 2018.

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
During 2018, we recorded $16.3 million of special charges, consisting primarily of: (i) $11.5 million related to our multi-year GE business transformation initiative, consisting of $7.5 million of third party expenses, $1.0 million of employee severance charges and a non-cash asset impairment charge of $3.0 million (that non-cash asset impairment charge was related to the write-off of certain software assets that are incompatible with our move to the new global ERP platform); (ii) a one-time payment, in the aggregate amount of $2.2 million, made to eligible U.S. hourly employees to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act; (iii) $1.0 million related to employee severance benefits and other costs directly associated with the relocation of one of our Chinese manufacturing facilities; and (iv) $1.6 million related to employee severance benefits and other costs related to the transfer of certain manufacturing operations in our Asia/Pacific region to a then newly constructed facility in Thailand.

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
Interest expense was $9.4 million lower for 2019 as compared to the prior year primarily due to a decline in average total borrowings. Other income, net for 2019 increased by $1.9 million from the 2018 level due principally to higher non-service cost income associated with our pension and postretirement benefit plans and higher interest income, which was partially offset by a gain on the sale of a building, which was reflected in our 2018 results and did not recur in 2019.

	2019	2018
Income from consolidated operations before income taxes	$819.2	$741.3
Income tax (benefit) expense	157.4	(157.3)
Effective tax rate	19.2%	(21.2)%
As more fully described above and in note 13 of notes to our consolidated financial statements, the U.S. Tax Act was enacted in December 2017. The U.S. Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning on January 1, 2018 and creating a territorial tax system with a one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries. Under GAAP (specifically, ASC Topic 740, Income Taxes), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted. We recorded a net benefit of $301.5 million associated with the U.S. Tax Act during 2018. This amount includes a $380.0 million benefit from the revaluation of our net U.S. deferred tax liabilities as of January 1, 2018, based on the new lower corporate income tax rate offset, in part, by an estimated net transition tax impact of $78.5 million. That net transition tax impact is comprised of the mandated one-time transition tax on previously deferred post-1986 foreign earnings of U.S. subsidiaries estimated at $75.3 million, together with additional foreign withholding taxes of $7.9 million associated with previously unremitted prior year earnings of certain foreign subsidiaries that were no longer considered indefinitely reinvested as of the effective date of the U.S. Tax Act and that were subsequently repatriated in 2018, less a $4.7 million reduction in our fiscal 2018 income taxes directly resulting from the transition tax. In addition, in 2019, we recorded a benefit of $1.5 million relating to an adjustment to a prior year tax accrual associated with the U.S. Tax Act.
The effective tax rate was an expense of 19.2% in 2019 as compared to a benefit of 21.2% in 2018. The effective tax rate benefit of 21.2% in 2018 includes the non-recurring net tax benefit of $301.5 million associated with the U.S. Tax Act, as more fully described above, that had a (40.7)% impact on 2018’s effective tax rate. Net discrete tax benefits were $43.7 million in 2019, which is an increase of $15.6 million from $28.1 million in 2018, excluding the non-recurring benefit of the U.S. Tax Act in 2018. For 2019, the effective tax rate was impacted by $15.2 million of tax benefits associated with an intra-entity asset transfer that occurred during 2019 under the provisions of ASU No. 2016-16, which we adopted on December 1, 2018. Discrete tax benefits in both periods include excess tax benefits associated with share-based payments to employees ($22.4 million and $21.7 million in 2019 and 2018, respectively), reversal of reserves for unrecognized tax benefits for the expiration of the statues of limitations and settlements with taxing authorities in several jurisdictions, the previously described non-recurring benefit of the U.S. Tax Act, and other discrete items. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2019	2018
Income from unconsolidated operations	$40.9	$34.8
Income from unconsolidated operations increased $6.1 million in 2019 from the prior year. This increase was primarily attributable to the impact of higher earnings from our largest joint venture, McCormick de Mexico, as well as the impact of eliminating a lower level of earnings associated with our minority interests in 2019 as compared to 2018. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico that comprised 72% of the income of our unconsolidated operations in 2019.
We reported diluted earnings per share of $2.62 in 2019, compared to $3.50 in 2018. The table below outlines the major components of the change in diluted earnings per share from 2018 to 2019. The increase in adjusted operating income in the table below includes the impact from unfavorable currency exchange rates in 2019.

2018 Earnings per share—diluted	$3.50
Increase in operating income	0.15
Impact of non-recurring tax benefit recognized as a result of the U.S. Tax Act	(1.13)
Increase in special charges	(0.01)
Decrease in transaction and integration expenses	0.06
Decrease in interest expense	0.03
Increase in other income	0.01
Impact of income taxes	0.01
Increase in unconsolidated income	0.02
Impact of higher shares outstanding	(0.02)
2019 Earnings per share—diluted	$2.62
Results of Operations—Segments

Consumer Segment

	2019	2018
Net sales	$3,269.8	$3,247.0
Percent growth	0.7%	11.9%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	2.4%	1.7%
Pricing actions	0.1%	0.6%
Acquisitions	—%	8.2%
Foreign exchange	(1.8)%	1.4%

Segment operating income	$676.3	$637.1
Segment operating income margin	20.7%	19.6%
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
We grew segment operating income for our flavor solutions segment by $9.4 million, or 3.2%, in 2019 compared to 2018. The increase in segment operating income was driven by higher sales as well as lower SG&A expense. On a constant currency basis, segment operating income for our flavor solutions segment rose 5.3%. Segment operating income margin for our flavor solutions segment rose by 30 basis points to 14.5% in 2019 from 14.2% in 2018 and reflected the impact of lower SG&A expense as a percentage of net sales.
NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of adjusted operating income, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
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
•Transaction and integration expenses associated with the Cholula, FONA and RB Foods acquisitions – We exclude certain costs associated with our acquisitions of Cholula and FONA in November and December 2020, respectively, and RB Foods in August 2017 and their subsequent integration into the Company. Such costs, which we refer to as “Transaction and integration expenses”, include transaction costs associated with each acquisition, as well as integration costs following the respective acquisition, including the impact of the acquisition date fair value adjustment for inventory, together with the impact of discrete tax items, if any, directly related to each acquisition.

•Income taxes associated with the U.S. Tax Act – In connection with the enactment of the U.S. Tax Act in December 2017, we recorded a net non-recurring income tax benefit of $301.5 million during the year ended November 30, 2018, which included the estimated impact of the tax benefit from revaluation of net U.S. deferred tax liabilities based on the new lower corporate income tax rate and the tax expense associated with the one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries. We recorded an additional net income tax benefit of $1.5 million during the year ended November 30, 2019 associated with a U.S. Tax Act related provision to return adjustment.
Details with respect to the composition of transaction and integration expenses, special charges and non-recurring income tax benefits associated with the U.S. Tax Act recorded for the years and in the amounts set forth below are included in notes 2, 3 and 13, respectively, of notes to our consolidated financial statements.
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
A reconciliation of these non-GAAP measures to GAAP financial results is provided below:

	2020	2019	2018
Operating income	$999.5	$957.7	$891.1
Impact of transaction and integration expenses	12.4	—	22.5
Impact of special charges	6.9	20.8	16.3
Adjusted operating income	$1,018.8	$978.5	$929.9
% increase versus prior year	4.1%	5.2%	18.7%
Adjusted operating income margin (1)	18.2%	18.3%	17.5%
Income tax expense (benefit)	$174.9	$157.4	$(157.3)
Non-recurring benefit, net, of the U.S. Tax Act (2)	—	1.5	301.5
Impact of transaction and integration expenses	1.9	—	4.9
Impact of special charges	2.1	4.7	3.8
Adjusted income tax expense	$178.9	$163.6	$152.9
Adjusted income tax rate(3)	19.9%	19.5%	19.6%
Net income	$747.4	$702.7	$933.4
Impact of transaction and integration expenses	10.5	—	17.6
Impact of special charges	4.8	16.1	12.5
Non-recurring benefit, net, of the U.S. Tax Act (2)	—	(1.5)	(301.5)
Adjusted net income	$762.7	$717.3	$662.0
% increase versus prior year	6.3%	8.4%	21.1%
Earnings per share—diluted	$2.78	$2.62	$3.50
Impact of transaction and integration expenses	0.04	—	0.06
Impact of special charges	0.01	0.06	0.05
Non-recurring benefit, net, of the U.S. Tax Act (2)	—	—	(1.13)
Adjusted earnings per share—diluted	$2.83	$2.68	$2.48

(1)	Adjusted operating income margin is calculated as adjusted operating income as a percent of net sales for each period presented.
(2)	The non-recurring income tax benefit, net, associated with enactment of the U.S. Tax Act of $1.5 million and $301.5 million for the years ended November 30, 2019 and 2018, respectively, is more fully described in note 13 of notes to our consolidated financial statements.
(3)	Adjusted income tax rate is calculated as adjusted income tax expense as a percent of income from consolidated operations before income taxes, excluding transaction and integration expenses and special charges, or $900.8 million, $840.0 million, and $780.1 million for the years ended November 30, 2020, 2019, and 2018, respectively.

Estimate for the year ending November 30, 2021

Earnings per share – diluted	$2.71 to $2.76
Impact of transaction and integration expenses (1)	0.18
Impact of special charges	0.02
Adjusted earnings per share – diluted	$2.91 to $2.96

(1)	Transaction and integration expenses include estimated transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include anticipated transaction expenses, integration expenses, including the effect of the fair value adjustment of acquired inventory on cost of goods sold and the unfavorable impact of a discrete item on income tax expenses directly related to our December 2020 acquisition of FONA, which we expect will approximate $0.04 per diluted share, and is included in the after-tax impact of transaction and integration expenses of $0.18 per diluted share estimated for the year ending November 30, 2021.
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
Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2020 on a constant currency basis, net sales and adjusted operating income for 2020 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2019 and compared to the reported results for 2019; and (2) to present our growth in net sales and adjusted operating income for 2019 on a constant currency basis, net sales and operating income for 2019 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2018 and compared to the reported results for 2018.

	For the year ended November 30, 2020
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	13.9%	(0.1)%	14.0%
EMEA	14.5%	0.2%	14.3%
Asia/Pacific	(16.6)%	(1.5)%	(15.1)%
Total Consumer	10.0%	(0.3)%	10.3%
Flavor Solutions segment:
Americas	(3.5)%	(1.0)%	(2.5)%
EMEA	(5.5)%	(1.3)%	(4.2)%
Asia/Pacific	0.4%	(1.2)%	1.6%
Total Flavor Solutions	(3.5)%	(1.1)%	(2.4)%
Total net sales	4.7%	(0.6)%	5.3%

Adjusted operating income:
Consumer segment	15.5%	(0.2)%	15.7%
Flavor Solutions segment	(21.3)%	(1.6)%	(19.7)%
Total adjusted operating income	4.1%	(0.7)%	4.8%

	For the year ended November 30, 2019
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	2.4%	(0.3)%	2.7%
EMEA	(5.5)%	(5.3)%	(0.2)%
Asia/Pacific	0.8%	(4.9)%	5.7%
Total Consumer	0.7%	(1.8)%	2.5%
Flavor Solutions segment:
Americas	2.2%	(0.4)%	2.6%
EMEA	(0.3)%	(7.0)%	6.7%
Asia/Pacific	(3.4)%	(4.0)%	0.6%
Total Flavor Solutions	1.1%	(2.1)%	3.2%
Total net sales	0.8%	(1.9)%	2.7%

Adjusted operating income:
Consumer segment	6.1%	(1.2)%	7.3%
Flavor Solutions segment	3.2%	(2.1)%	5.3%
Total adjusted operating income	5.2%	(1.5)%	6.7%
To present the percentage change in projected 2021 net sales, adjusted operating income and adjusted earnings per share — diluted on a constant currency basis, 2021 projected local currency net sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at currently prevailing exchange rates and are compared to those 2021 local currency projected results, translated into U.S. dollars at the average actual exchange rates in effect during the corresponding months in fiscal year 2020 to determine what the 2021 consolidated U.S. dollar net sales, adjusted operating income and adjusted earnings per share — diluted would have been if the relevant currency exchange rates had not changed from those of the comparable 2020 periods.

Projections for the Year Ending November 30, 2021
Percentage change in net sales	7% to 9%
Impact of favorable foreign currency exchange	2%
Percentage change in net sales in constant currency	5% to 7%

Percentage change in adjusted operating income	8% to 10%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted operating income in constant currency	6% to 8%

Percentage change in adjusted earnings per share— diluted	3% to 5%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted earnings per share— diluted in constant currency	1% to 3%
In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage, although our method to calculate our leverage ratio may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expenses, and certain gains or losses (which may include third party fees and expenses and integration costs). Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our determination of the leverage ratio is consistent with the terms of our revolving credit facilities, which require us to maintain our leverage ratio below certain levels. Under those agreements, the applicable leverage ratio is reduced periodically. As of November 30, 2020, our capacity under the revolving credit facilities was not affected by these covenants. In early fiscal 2021 following our acquisition of FONA, the levels specified in our revolving credit facilities under which we are required to maintain our leverage ratios were amended by the participating banks to increase the permitted maximum leverage ratios. We do not expect that these covenants would limit our access to our revolving credit facilities for the foreseeable future; however, the leverage ratio could restrict our ability to utilize these facilities. We expect to comply with this financial covenant for the foreseeable future.
The following table reconciles our net income to Adjusted EBITDA for the years ended November 30:

	2020	2019	2018
Net income	$747.4	$702.7	$933.4
Depreciation and amortization	165.0	158.8	150.7
Interest expense	135.6	165.2	174.6
Income tax expense (benefit)	174.9	157.4	(157.3)
EBITDA	1,222.9	1,184.1	1,101.4
Adjustments to EBITDA (1)	57.5	47.9	57.3
Adjusted EBITDA	$1,280.4	$1,232.0	$1,158.7

Net debt (2)	$4,555.8	$4,243.8	$4,674.8

Leverage ratio (Net debt/Adjusted EBITDA) (3)	3.6	3.4	4.0

(1)	Adjustments to EBITDA are determined under the leverage ratio covenant in our revolving credit facilities and include special charges, stock-based compensation expense, interest income and, for the years ended November 30, 2020 and 2018, transaction and integration expenses.
(2)	The leverage ratio covenant in our revolving credit facilities define net debt as the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less the amount of cash and cash equivalents that exceed $75.0 million.
(3)	The leverage ratio covenant in our revolving credit facilities provide that Adjusted EBITDA also includes the pro forma impact of acquisitions. As of November 30, 2020, our leverage ratio under the terms of those agreements, including the pro forma impact of acquisitions was 3.5.
Our long-term target for our leverage ratio is 1.5 to 2.0. Our leverage ratio can be temporarily impacted by our acquisition activity.
LIQUIDITY AND FINANCIAL CONDITION

	2020	2019	2018
Net cash provided by operating activities	$1,041.3	$946.8	$821.2
Net cash used in investing activities	(1,025.6)	(171.0)	(158.5)
Net cash provided by (used in) financing activities	220.9	(725.8)	(751.1)
We generate strong cash flow from operations which enables us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, increase our dividend, fund capital projects and other investments, and make share repurchases when appropriate. Due to the cyclical nature of a portion of our business, our cash flow from operations has historically been the strongest during the fourth quarter.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired operating assets and liabilities, as the cash flows associated with acquisition of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2020, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were higher versus the U.S. dollar than at November 30, 2019. During 2020, we have seen greater-than-normal fluctuations in foreign exchanges rates as a result of increased market volatility driven by the global COVID-19 pandemic.
Operating Cash Flow – Operating cash flow was $1,041.3 million in 2020, $946.8 million in 2019, and $821.2 million in 2018. The increases in cash flow from operations in both 2020 and 2019 were primarily due to higher net income, exclusive of the 2018 impact of the non-cash non-recurring net income tax benefit of $309.4 million related to the U.S. Tax Act. In addition, as more fully described below, our working capital management impacted operating cash flow. In 2020, the increases to operating cash flow were the result of a significantly lower use of cash associated with other assets and liabilities, including the timing of certain employee incentive and customer related payments, which was partially offset by the use of cash associated with working capital, driven by the increased level of inventory to meet demand. In 2019 and 2018, our working capital management favorably impacted operating cash flow. In 2019, those increases were partially offset by a use of cash associated with other assets and liabilities, totaling $81.5 million. In 2018, those increases were partially offset by a higher use of cash from other operating assets and liabilities partially related to the timing of our payment of transaction and integration expenses as well as of interest on indebtedness related to our acquisition of RB Foods.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory had a significant impact on the variability in cash flow from operations. It was a use of cash in 2020, 2019 and 2018. The change in trade accounts receivable was a source of cash in 2020, 2019 and 2018. The change in accounts payable was a significant source of cash in all three years.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2020	2019	2018
Cash Conversion Cycle	39	43	55
The decreases in CCC in 2020 from 2019 and in 2019 from 2018 were due, in both instances, to an increase in our days payable outstanding as a result of extending our payment terms to suppliers, as more fully described below, and to a lesser extent, by a decrease in our days sales outstanding. Our CCC is also impacted by days in inventory which increased in 2020 as compared to 2019 and also in 2019 as compared to 2018.
Prior to fiscal 2018, in response to evolving market practices, we began a program to negotiate extended payment terms with our suppliers. We also initiated a Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While we are not party to those agreements, the SCF Banks allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with a SCF Bank, the supplier elects which of our individual invoices they sell to the SCF bank. However, all of our payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank.
The terms of our payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar materials within individual markets are consistent between those suppliers that elect to participate in the SCF and those suppliers that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. For our participating suppliers, we believe substantially all of their receivables with us are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of November 30, 2020 and 2019, the amount due to suppliers participating in the SCF and included in "Trade accounts payable" were approximately $273.6 million and $206.5 million, respectively.
Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or our creditworthiness relative to participating suppliers could impact those suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow – Net cash used in investing activities was $1,025.6 million in 2020, $171.0 million in 2019, and $158.5 million in 2018. Our primary investing cash flows include the usage of cash associated with acquisition of businesses and capital expenditures. Cash usage related to our acquisitions of businesses were $803.0 million in 2020 and $4.2 million in 2018. Capital expenditures, including expenditures for capitalized software, were $225.3 million in 2020, $173.7 million in 2019, and $169.1 million in 2018. We expect 2021 capital expenditures to approximate $265 million to support our planned growth, including the multi-year program to replace our ERP system and other initiatives.
Financing Cash Flow – Net cash associated with financing activities was a source of cash of $220.9 million in 2020. Net cash used in financing activities was $725.8 million in 2019 and $751.1 million in 2018. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, all as described below.
The following table outlines our net borrowing activities:

	2020	2019	2018
Net increase in short-term borrowings	$286.5	$41.0	$305.5
Proceeds from issuance of long-term debt, net of debt issuance costs	525.9	—	25.9
Repayments of long-term debt	(257.7)	(447.7)	(797.9)
Net cash provided from (used in) borrowing activities	$554.7	$(406.7)	$(466.5)
In 2020, we borrowed $527.0 million under long-term borrowing arrangements, including net proceeds of $495.0 million of 2.5% notes due April 2030. We also repaid $257.7 million of long-term debt, including $250.0 million associated with our term loans due in August 2020.
In 2019, we repaid $447.7 million of long-term debt, including $436.3 million of our $1,500.0 million term loans issued in August 2017.
In 2018, we borrowed $25.9 million under long-term borrowing arrangements. In 2018, we repaid $797.9 million of long-term debt, including the $250 million 5.75% notes that matured on December 15, 2017 and $545.0 million of our $1,500.0 million term loans issued in August 2017.
Through November 30, 2020, we have repaid in full the $1,500.0 million term loans issued in connection with our acquisition of RB Foods in August 2017, with a total of $1,275.0 million of those term loans repaid in advance of their scheduled maturities, which were in August 2020 and August 2022.
The following table outlines the activity in our share repurchase programs:

	2020	2019	2018
Number of shares of common stock	0.5	1.3	1.1
Dollar amount	$47.3	$95.1	$62.3
As of November 30, 2020, $585 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. As a result of the increased level of indebtedness related to the acquisition of RB Foods in August 2017, we curtailed our share repurchase activity since that time. Although we have curtailed our share repurchase activity, we repurchased shares in 2020, 2019 and 2018 to mitigate the effect of shares issued upon the exercise of stock options. As a result of the additional indebtedness associated with our acquisitions of Cholula and FONA, we expect to continue the curtailment of share repurchase activity in fiscal 2021 while also continuing to mitigate the effect of shares issued upon the exercise of stock options.
During 2020, 2019 and 2018, we received proceeds of $56.6 million, $90.9 million and $78.2 million, respectively, from exercised stock options. We repurchased $13.0 million, $12.7 million and $11.6 million of common stock during 2020, 2019 and 2018, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Our dividend history over the past three years is as follows:

	2020	2019	2018
Total dividends paid	$330.1	$302.2	$273.4
Dividends paid per share	1.24	1.14	1.04
Percentage increase per share	8.8%	9.6%	10.6%
In November 2020, the Board of Directors approved an 9.7% increase in the quarterly dividend from $0.31 to $0.34 per share.
The following table presents our leverage ratios for the years ended November 30, 2020, 2019 and 2018:

	2020	2019	2018
Leverage ratio (1)	3.6	3.4	4.0
(1)The leverage ratio covenant in our revolving credit facilities provides that Adjusted EBITDA under that covenant also include the pro forma impact of acquisitions, as applicable. As of November 30, 2020, our leverage ratio under the terms of those revolving credit facilities, including the pro forma impact of acquisitions, was 3.5.
Our leverage ratio was 3.6 as of November 30, 2020, as compared to the ratios of 3.4 and 4.0 as of November 30, 2019 and 2018, respectively. The increase in our leverage ratio from 3.4 as of November 30, 2019 to 3.6 as of November 30, 2020 is principally due to an increase in total debt associated with the funding of our acquisition of Cholula, which was partially offset by an increase in adjusted EBITDA.

The decrease in the ratio from 4.0 as of November 30, 2018 to 3.4 as of November 30, 2019 is principally due to an increase in our adjusted EBITDA, which was driven by higher operating income in 2019 as compared to 2018. In addition, the ratio was favorably impacted by our lower level of net debt at November 30, 2019 as compared to the prior year-end.
In early fiscal 2021 following our acquisition of FONA, the levels specified in our revolving credit facilities under which we are required to maintain our leverage ratios were amended by the participating banks to increase the permitted maximum leverage ratios. As amended, the maximum permitted leverage ratios under the terms of those revolving credit facilities, including the pro form impact of acquisitions, is 4.5 as of the measurement date at the end of each fiscal quarter in the year ending November 30, 2021. That maximum ratio drops to 4.25 on February 28, 2022, and drops to 3.75 for each fiscal quarter for the remaining term of the facility. At the same time in early fiscal 2021, a similar amendment was made to our synthetic lease agreement for a to-be-constructed distribution center, which contains covenants consistent with our revolving credit facilities.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the permanent repatriation of cash balances from certain of our non-U.S. subsidiaries could have had adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. As of November 30, 2020, we have $1.3 billion of earnings from our non-U.S. subsidiaries and joint ventures that are considered indefinitely reinvested. While federal income tax expense has been recognized as a result of the U.S. Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income taxes, or foreign exchange gains or losses. It is not practicable for us to determine the amount of unrecognized tax expense on these indefinitely reinvested foreign earnings.
At November 30, 2020, we temporarily used $100.0 million of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During the year, our short-term borrowings vary, but are lower at the end of a year or quarter. The average short-term borrowings outstanding for the years ended November 30, 2020 and 2019 were $518.1 million and $848.6 million, respectively. Those average short-term borrowings outstanding for the year ended November 30, 2020 included average commercial paper outstanding of $452.0 million. The total average debt outstanding for the years ended November 30, 2020 and 2019 was $4,327.4 million and $4,753.8 million, respectively.
See notes 6 and 8 of notes to our consolidated financial statements for further details of these transactions.
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

In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. In December 2020, we entered into a 364-day $1.0 billion revolving credit facility, which will expire in December 2021. The current pricing for that 364-day credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the 364-day credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. In early fiscal 2021, following our acquisition of FONA, the levels specified in our revolving credit facilities under which we are required to maintain our leverage ratios were amended by the participating banks to increase the permitted maximum leverage ratios. Our long-term target for our leverage ratio is 1.5 to 2.0. Our leverage ratio can be temporarily impacted by our acquisition activity.
We generally use these revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. In addition to our committed revolving credit facilities, we have uncommitted facilities of $316.6 million as of November 30, 2020 that can be withdrawn based upon the lenders' discretion. See note 6 of notes to our consolidated financial statements for more details on our financing arrangements.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. To meet those cash requirements, we intend to use our existing cash, cash equivalents and internally generated funds, to borrow under our existing credit facilities or under other short-term borrowing facilities, and depending on market conditions and upon the significance of the cost of a particular acquisition to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months. We recently funded the Cholula and FONA acquisitions with cash and short-term borrowings, principally under commercial paper. We will continue to monitor our liquidity and may seek to obtain additional long-term financing to further support our business.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $11.9 million in 2020, $11.4 million in 2019, and $13.5 million in 2018. It is expected that the 2021 total pension plan contributions will be approximately $10.0 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 59% of assets are invested in equities, 31% in fixed income investments and 10% in other investments. Assets associated with our nonqualified defined benefit pension plan are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 60% in equities and 40% in fixed income investments. See note 11 of notes to our consolidated financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under the heading "Market Risk Sensitivity–Credit Risk".
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.

In early fiscal 2021, we purchased FONA. The purchase price was approximately $710 million, net of cash acquired, subject to certain customary purchase price adjustments. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. Our acquisition of FONA on December 30, 2020 expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and short-term borrowings.
On November 30, 2020, we purchased Cholula for approximately $803 million, net of cash acquired, subject to certain customary purchase price adjustments. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
We did not have any acquisitions in fiscal 2019.
In fiscal 2018, we purchased the remaining 10% minority ownership interest in our Shanghai subsidiary for a cash payment of $12.7 million.
See notes 2 and 19 of notes to our consolidated financial statements for further details regarding these acquisitions.
PERFORMANCE GRAPH — SHAREHOLDER RETURN
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

MARKET RISK SENSITIVITY
We utilize derivative financial instruments to enhance our ability to manage risk, including foreign exchange and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. The information presented below should be read in conjunction with notes 6 and 8 of notes to our consolidated financial statements.
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Canadian dollar, Polish zloty, Australian dollar, Mexican peso, Swiss franc, Chinese renminbi, Indian rupee and Thai baht, as well as the Euro versus the British pound sterling and Australian dollar, and finally the Canadian dollar versus British pound sterling. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2020, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese yuan, Australian dollar, Canadian dollar and Mexican peso.

We also utilize cross currency interest rate swap contracts, which are designated as net investment hedges, to manage the impact of exchange rate fluctuations on our net investments in subsidiaries with a functional currency of the British pound sterling and Euro. Gains and losses on these instruments are included in foreign currency translation adjustments in accumulated other comprehensive income (loss).
The following table summarizes the foreign currency exchange contracts held at November 30, 2020. All contracts are valued in U.S. dollars using year-end 2020 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2020

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$31.6	1.32	$(0.4)
Euro	U.S. dollar	29.2	1.19	(0.3)
Canadian dollar	U.S. dollar	96.4	0.76	(1.4)
U.S. dollar	Australian dollar	14.0	0.68	1.2
Polish zloty	U.S. dollar	6.9	3.79	(0.1)
Canadian dollar	British pound sterling	30.0	1.74	(0.1)
British pound sterling	Euro	36.4	0.90	(0.1)
Australian dollar	Euro	45.1	1.67	(1.1)
Swiss franc	U.S. dollar	73.1	1.04	(4.6)
We had a number of smaller contracts at November 30, 2020 with an aggregate notional value of $21.1 million to purchase or sell other currencies, such as the Romanian leu, Russian ruble, and Singapore dollar. The aggregate fair value of these contracts was $0.1 million at November 30, 2020.
At November 30, 2019, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar, Polish zloty, Swiss franc and other currencies, with a notional value of $489.2 million. The aggregate fair value of these contracts was a loss of $0.3 million at November 30, 2019.
We also utilized cross currency interest rate swap contracts that are considered net investment hedges. As of November 30, 2020, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. We entered into these cross-currency interest rate swap contracts, which expire in August 2027, in early fiscal 2019. For more information, refer to note 8 of notes to our consolidated financial statements.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2020. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEARS OF MATURITY AT NOVEMBER 30, 2020

	2021	2022	2023	2024	Thereafter	Total	Fair value
Debt
Fixed rate	$257.2	$757.6	$257.8	$763.2	$1,902.1	$3,937.9	$4,294.1
Average interest rate	3.89%	2.71%	3.50%	3.50%	2.68%	—	—
Variable rate	$893.4	$7.4	$7.4	$28.7	$12.7	$949.6	$949.7
Average interest rate	0.34%	1.38%	1.38%	1.73%	1.78%	—	—
The table above displays the debt, including capital leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects:
•We issued $250 million of 3.90% notes due in 2021 in July 2011. Forward treasury lock agreements, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.
•We issued $250 million of 3.50% notes due in 2023 in August 2013. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.30%.

•We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22% during this period.
•We issued an aggregate amount of $2.5 billion of senior unsecured notes in August 2017. These notes are due as follows: $750 million due August 15, 2022, $700 million due August 15, 2024, $750 million due August 15, 2027 and $300 million due August 15, 2047 with stated fixed interest rates of 2.70%, 3.15%, 3.40% and 4.20%, respectively. Forward treasury lock agreements settled upon issuance of the $750 million notes due August 15, 2027 effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 was effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685% during this period.
Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2020, our most significant raw materials were dairy products, pepper, vanilla, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual obligations and commercial commitments as of November 30, 2020:
CONTRACTUAL CASH OBLIGATIONS DUE BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$886.7	$886.7	$—	$—	$—
Long-term debt, including finance leases	4,000.8	263.9	1,030.2	1,063.3	1,643.4
Operating leases	164.1	40.5	56.7	35.1	31.8
Interest payments(a)	862.5	124.4	208.5	145.1	384.5
Raw material purchase obligations(b)	505.5	505.5	—	—	—
Pension and post-retirement benefit plans(c)	184.3	14.9	23.6	23.5	122.3
Other purchase obligations(d)	116.3	46.7	32.0	7.4	30.2
Total contractual cash obligations(e)	$6,720.2	$1,882.6	$1,351.0	$1,274.4	$2,212.2
(a)Interest payments include interest payments on short-term borrowings and long-term debt. See notes 6 and 7 of notes to our consolidated financial statements for additional information.
(b)Raw material purchase obligations outstanding as of year-end may not be indicative of outstanding obligations throughout the year due to our response to varying raw material cycles.
(c)Represents the minimum pension contributions for our U.S. and international pension plans, which are generally determined for the next fiscal year, and our expected benefit payments under our post-retirement medical plan.
(d)Other purchase obligations consist of information technology and other service agreements, advertising media commitments and utility contracts.
(e)Contractual obligations do not include any potential future tax settlements. See note 13 of notes to our consolidated financial statements for additional information.
Pension and postretirement funding can vary significantly each year due to changes in legislation, our significant assumptions and investment return on plan assets. As a result, we have not presented pension and postretirement funding in the table above.
COMMERCIAL COMMITMENTS EXPIRATION BY YEAR

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees(a)	$0.7	$0.7	$—	$—	$—
Standby letters of credit	32.2	32.2	—	—	—
Total commercial commitments	$32.9	$32.9	$—	$—	$—
(a)Guarantees do not include any amounts associated with a residual value guarantee that we provide under a lease arrangement, which is more fully described in note 7 of notes to our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of November 30, 2020 and 2019.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of notes to our consolidated financial statements for further details of these impacts.
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

Goodwill Impairment
Our reporting units are the same as our operating segments. We estimate the fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using our internal cost of capital as the discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the estimated fair value, then we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. As of November 30, 2020, we had $4,986.3 million of goodwill recorded in our balance sheet ($3,711.2 million in the consumer segment and $1,275.1 million in the flavor solutions segment). Included in those amounts are $410.5 million ($273.7 million in the consumer segment and $136.8 million in the flavor solutions segment) of goodwill related to our acquisition of Cholula that, as of November 30, 2020, was determined on a preliminary basis. The final valuation of the acquired net assets of Cholula, and the related goodwill balance by segment, will be completed in 2021.Our fiscal year 2020 impairment testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We estimate fair values primarily through the use of the relief-from-royalty method and then compare those fair values to the related carrying amounts of the indefinite-lived intangible asset. In the event that the fair value of any of the brand names or trademarks are less than their related carrying amounts, a non-cash impairment loss would be recognized in an amount equal to the difference.

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

As of November 30, 2020, we had $3,030.0 million of brand name assets and trademarks recorded in our balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $3,030.0 million of brand names assets and trademarks as of November 30, 2020: (i) $2,320.0 million relates to the French’s, Frank’s RedHot and Cattlemen’s brand names and trademarks, recognized as part of our acquisition of RB Foods in August 2017, that we group for purposes of our impairment analysis; (ii) $380.0 million relates to the Cholula brand names and trademarks, recognized as part of the preliminary purchase price allocation associated with the acquisition of Cholula in November 2020, and (iii) the remaining $330.0 million represents a number of other brand name assets and trademarks with individual carrying values ranging from $0.2 million to $106.4 million. The percentage excess of estimated fair value over respective book values for each of our brand names and trademarks, including the $2,320.0 million related to our French’s, Frank's RedHot and Cattlemen’s brands was 20% or more as of November 30, 2020, except for: (i) the Cholula brand, whose preliminary fair value of $380.0 million was determined as of its November 30, 2020 acquisition date; and (ii) one additional brand with a carrying value of $7.4 million whose fair value modestly exceeds its carrying value as of year-end 2020.

The brand names and trademarks related to recent acquisitions, including our recent acquisitions of Cholula and, in early fiscal 2021, FONA, may be more susceptible to future impairment as their carrying values represent recently determined fair values. A change in assumptions with respect to recently acquired businesses, including those affected by rising interest rates or a deterioration in expectations of future sales, profitability or royalty rates as well as future economic and market conditions, or higher income tax rates, could result in non-cash impairment losses in the future.
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time, which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities may challenge certain positions. We evaluate our uncertain tax positions in accordance with the GAAP guidance for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.
Pension and Postretirement Benefits
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, mortality rates and health care cost trend rates. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2021 pension and postretirement benefit expense by approximately $1 million. A 1% increase or decrease in the expected return on plan assets would impact 2021 pension expense by approximately $10 million.

We will continue to evaluate the appropriateness of the assumptions used in the measurement of our pension and other postretirement benefit obligations. In addition, see note 11 of notes to our consolidated financial statements for a discussion of these assumptions and the effects on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 8 of our notes to consolidated financial statements.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2020.
Our internal control over financial reporting as of November 30, 2020 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

Chairman, President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Christina M. McMullen

Vice President & Controller Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control over Financial Reporting
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2020, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 28, 2021 expressed an unqualified opinion thereon.

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
January 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2020, and the related notes and financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Indefinite-lived Intangible Assets

Description of the Matter	At November 30, 2020, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $3.0 billion (of which $0.4 billion related to the Cholula brand name, which was acquired on November 30, 2020). As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually primarily using the relief-from-royalty methodology to determine their fair values. If the fair value of any of the brand names or trademarks is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

Auditing the Company's impairment assessments was complex due to the significant estimation required in determining the fair value of the brand names and trademarks. Significant management judgment is also involved in determining whether individual brand names and trademarks should be grouped for purposes of the fair value determination or must be evaluated individually. The Company's methodologies for estimating the fair value of these assets involve significant assumptions and inputs, including projected financial information for net sales and operating profit by brand, royalty rates, and discount rates, all of which are sensitive to and affected by economic, industry, and company-specific qualitative factors. These significant assumptions and inputs are forward-looking and could be affected by future economic and market conditions.
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

To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, evaluating the asset groupings used by the Company to perform its impairment assessment, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry, market and economic trends, to the Company's historical results, to other guideline companies within the same industry, and to other relevant data. In addition, we evaluated management’s ability to estimate revenues by comparing the current year actual revenues for certain brand names or trademarks to the estimates made in the Company’s prior year impairment assessment. We also performed sensitivity analyses of the significant assumptions to evaluate the potential change in the fair values of the brand names and trademarks resulting from hypothetical changes in underlying assumptions. We involved an internal valuation specialist to assist in our evaluation of the methodologies used and significant assumptions and inputs used to determine the fair value of certain brand names and trademarks.

Valuation of Acquired Intangible Assets

Description of the Matter	During 2020, the Company completed its acquisition of the parent company of Cholula Hot Sauce (“Cholula”) for net consideration of $803 million, and recognized identifiable intangible assets of $401 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's purchase accounting for its acquisition of Cholula was complex due to the significant estimation required by management to determine the fair value of the acquired intangible assets, which principally consisted of brand names and trademarks. The estimation complexity was primarily due to the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included discount rates, royalty rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of intangible assets, including the valuation models and underlying assumptions used to develop such estimates. We also tested management’s controls over the completeness and accuracy of the data used in the models.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's valuation models and testing the significant assumptions used in the models, as well as testing the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to the historical results of the acquired business. We also involved an internal valuation specialist to assist in our evaluation of the significant assumptions and those procedures included the completion of independent calculations of the fair value of the acquired intangible assets.

We have served as the Company’s auditor since 1982.

Baltimore, Maryland
January 28, 2021

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2020	2019	2018
Net sales	$5,601.3	$5,347.4	$5,302.8
Cost of goods sold	3,300.9	3,202.1	3,209.5
Gross profit	2,300.4	2,145.3	2,093.3
Selling, general and administrative expense	1,281.6	1,166.8	1,163.4
Transaction and integration expenses	12.4	—	22.5
Special charges	6.9	20.8	16.3
Operating income	999.5	957.7	891.1
Interest expense	135.6	165.2	174.6
Other income, net	17.6	26.7	24.8
Income from consolidated operations before income taxes	881.5	819.2	741.3
Income tax expense (benefit)	174.9	157.4	(157.3)
Net income from consolidated operations	706.6	661.8	898.6
Income from unconsolidated operations	40.8	40.9	34.8
Net income	$747.4	$702.7	$933.4
Earnings per share–basic	$2.80	$2.65	$3.55
Earnings per share–diluted	$2.78	$2.62	$3.50
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2020	2019	2018
Net income	$747.4	$702.7	$933.4
Net income attributable to non-controlling interest	4.3	1.9	3.3
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans (including curtailment gains of $18.0 for 2018)	(80.4)	(149.8)	72.6
Currency translation adjustments	89.7	(25.5)	(119.8)
Change in derivative financial instruments	(0.9)	1.1	2.3
Deferred taxes	18.1	33.2	(17.2)
Total other comprehensive income (loss)	26.5	(141.0)	(62.1)

Comprehensive income	$778.2	$563.6	$874.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2020	2019
Assets
Cash and cash equivalents	$423.6	$155.4
Trade accounts receivable, less allowances of $5.2 for 2020 and $5.6 for 2019	528.5	502.9
Inventories	1,032.6	801.2
Prepaid expenses and other current assets	98.9	90.7
Total current assets	2,083.6	1,550.2
Property, plant and equipment, net	1,028.4	952.6
Goodwill	4,986.3	4,505.2
Intangible assets, net	3,239.4	2,847.0
Other long-term assets	752.0	507.1
Total assets	$12,089.7	$10,362.1
Liabilities
Short-term borrowings	$886.7	$600.7
Current portion of long-term debt	263.9	97.7
Trade accounts payable	1,032.3	846.9
Other accrued liabilities	863.6	609.1
Total current liabilities	3,046.5	2,154.4
Long-term debt	3,753.8	3,625.8
Deferred taxes	727.2	697.6
Other long-term liabilities	622.2	427.6
Total liabilities	8,149.7	6,905.4
Shareholders’ equity
Common stock, no par value; authorized 320.0 shares; issued and outstanding: 2020–18.0 shares, 2019–18.6 shares	484.0	447.6
Common stock non-voting, no par value; authorized 320.0 shares; issued and outstanding: 2020–248.9 shares, 2019–247.2 shares	1,497.3	1,441.0
Retained earnings	2,415.6	2,055.8
Accumulated other comprehensive loss	(470.8)	(500.2)
Total McCormick shareholders’ equity	3,926.1	3,444.2
Non-controlling interests	13.9	12.5
Total shareholders’ equity	3,940.0	3,456.7
Total liabilities and shareholders’ equity	$12,089.7	$10,362.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2020	2019	2018
Operating activities
Net income	$747.4	$702.7	$933.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.0	158.8	150.7
Stock-based compensation	46.0	37.2	25.6
Non-cash nonrecurring income tax benefit (related to enactment of the U.S. Tax Act)	—	—	(309.4)
Non-cash special charges	—	—	3.0
Loss (gain) on sale of assets	3.0	(1.6)	(5.4)
Deferred income tax (benefit) expense	(11.2)	20.9	40.1
Income from unconsolidated operations	(40.8)	(40.9)	(34.8)
Changes in operating assets and liabilities (net of effect of businesses acquired):
Trade accounts receivable	4.8	12.2	19.8
Inventories	(200.2)	(20.9)	(10.0)
Trade accounts payable	164.2	128.2	72.8
Other assets and liabilities	133.8	(81.5)	(91.8)
Dividends received from unconsolidated affiliates	29.3	31.7	27.2
Net cash provided by operating activities	1,041.3	946.8	821.2
Investing activities
Acquisitions of businesses (net of cash acquired)	(803.0)	—	(4.2)
Capital expenditures (including expenditures for capitalized software)	(225.3)	(173.7)	(169.1)
Other investing activities	2.7	2.7	14.8
Net cash used in investing activities	(1,025.6)	(171.0)	(158.5)
Financing activities
Short-term borrowings, net	286.5	41.0	305.5
Long-term debt borrowings	527.0	—	25.9
Payment of debt issuance costs	(1.1)	—	—
Long-term debt repayments	(257.7)	(447.7)	(797.9)
Proceeds from exercised stock options	56.6	90.9	78.2
Taxes withheld and paid on employee stock awards	(13.0)	(12.7)	(11.6)
Payment of contingent consideration	—	—	(2.5)
Purchase of minority interest	—	—	(13.0)
Common stock acquired by purchase	(47.3)	(95.1)	(62.3)
Dividends paid	(330.1)	(302.2)	(273.4)
Net cash provided by (used in) financing activities	220.9	(725.8)	(751.1)
Effect of exchange rate changes on cash and cash equivalents	31.6	8.8	(1.8)
Increase (decrease) in cash and cash equivalents	268.2	58.8	(90.2)
Cash and cash equivalents at beginning of year	155.4	96.6	186.8
Cash and cash equivalents at end of year	$423.6	$155.4	$96.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2017	20.0	242.0	$1,672.9	$1,166.5	$(279.5)	$11.0	$2,570.9
Net income			—	933.4	—	—	933.4
Net income attributable to non-controlling interest			—	—	—	3.3	3.3
Other comprehensive income (loss), net of tax			—	—	(59.5)	(2.6)	(62.1)
Dividends			—	(280.5)	—	—	(280.5)
Adoption of ASU 2018-02			—	20.9	(20.9)	—	—
Buyout of minority interest			—	(12.4)	—	(0.4)	(12.8)
Stock-based compensation			25.6	—	—	—	25.6
Shares purchased and retired	(0.6)	(0.8)	(16.8)	(67.7)	—	—	(84.5)
Shares issued	3.4	0.2	88.9	—	—	—	88.9
Equal exchange	(3.7)	3.7	—	—	—	—	—
Balance, November 30, 2018	19.1	245.1	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	702.7	—	—	702.7
Net income attributable to non-controlling interest			—	—	—	1.9	1.9
Other comprehensive loss, net of tax			—	—	(140.3)	(0.7)	(141.0)
Dividends			—	(309.3)	—	—	(309.3)
Stock-based compensation			37.2	—	—	—	37.2
Shares purchased and retired	(0.4)	(1.2)	(15.4)	(97.8)	—	—	(113.2)
Shares issued	3.0	0.2	96.2	—	—	—	96.2
Equal exchange	(3.1)	3.1	—	—	—	—	—
Balance, November 30, 2019	18.6	247.2	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	747.4	—	—	747.4
Net income attributable to non-controlling interest			—	—	—	4.3	4.3
Other comprehensive income (loss), net of tax			—	—	29.4	(2.9)	26.5
Dividends			—	(338.5)	—	—	(338.5)
Stock-based compensation			46.0	—	—	—	46.0
Shares purchased and retired	(0.3)	(0.2)	(13.6)	(49.1)	—	—	(62.7)
Shares issued	1.6	—	60.3	—	—	—	60.3
Equal exchange	(1.9)	1.9	—	—	—	—	—
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
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
Foreign Currency Translation
For majority-owned or controlled subsidiaries and affiliates, if located outside of the U.S., with functional currencies other than the U.S. dollar, asset and liability accounts are translated at the rates of exchange at the balance sheet date and the resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these majority-owned or controlled subsidiaries and affiliates — that is, transactions denominated in other than their functional currency — other than intercompany transactions designated as long-term investments, are included in net earnings.

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

The net book value of capitalized software totaled $116.0 million and $76.4 million at November 30, 2020 and 2019, respectively. Such amounts are recorded within "Other long-term assets" in the consolidated balance sheet. Software is amortized using the straight-line method over a range of 3 to 13 years, but not exceeding the expected life of the product. The net book value of capitalized software includes $86.7 million and $44.9 million at November

30, 2020 and 2019, respectively, which had not yet been placed into service and relates to our future implementation of a global enterprise resource planning (ERP) system.
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
Goodwill Impairment
Our reporting units used to assess potential goodwill impairment are the same as our business segments. We calculate fair value of a reporting unit by using a discounted cash flow model and then compare that to the carrying amount of the reporting unit, including intangible assets and goodwill. If the carrying amount of the reporting unit exceeds the calculated fair value, we would determine the implied fair value of the reporting unit’s goodwill. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of acquired brand names and trademarks. We primarily determine fair value by using a relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
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

The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2020
Net sales	$3,974.9	$1,046.7	$579.7	$5,601.3
2019
Net sales	$3,711.3	$986.1	$650.0	$5,347.4
2018
Net sales	$3,627.5	$1,021.1	$654.2	$5,302.8

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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the year ended November 30, 2020, 2019 and 2018 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $183.3 million and $137.2 million at November 30, 2020 and 2019, respectively.
Practical Expedients
We have elected the following policy elections and practical expedients with respect to revenue recognition:

•Shipping and handling costs — We elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.
•Measurement of transaction price — We elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for sales, value added and other excise taxes.
•Incremental cost of obtaining a contract — We elected to expense any incremental costs of obtaining a contract when the contract is for a period of one year or less.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support
Total brand marketing support costs, which are included in our consolidated income statement in the line entitled "Selling, general and administrative expense", were $230.3 million, $214.6 million and $218.7 million for 2020, 2019 and 2018, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $174.8 million, $150.8 million and $147.2 million for 2020, 2019 and 2018, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in our consolidated income statement in the line entitled "Selling, general and administrative expense". Research and development expense was $68.6 million, $67.3 million and $69.4 million for 2020, 2019 and 2018, respectively.
Income Taxes

Income taxes are recognized in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.
As more fully described in note 13, the U.S. Tax Act created a new requirement that certain income earned by foreign subsidiaries, referred to as Global Intangible Low-Taxed Income (GILTI), must be included in the gross income of the subsidiary’s U.S. shareholder; this provision of the U.S. Tax Act was effective for us beginning on December 1, 2018. Accounting principles generally accepted in the U.S. provide for an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat GILTI as a current period expense when incurred.
In accordance with ASC 740, Income Taxes, we recognize a tax position in our financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. That position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation
Stock-based compensation expense is recognized in accordance with ASC 718, Compensation – Stock Compensation. We recognize stock-based compensation expense associated with options and restricted stock units (RSUs), which contain provisions that such awards fully vest upon an employee’s retirement, ratably over the shorter of the vesting period or the employees’ retirement eligibility date. Accordingly, we recognize stock-based compensation associated with options and RSUs subject to immediate retirement eligible vesting provisions on the date of grant.
Compensation expense associated with our long-term performance plan (LTPP) is recorded in the income statement ratably over the three-year period of the program based on the number of shares ultimately expected to be awarded using our estimate of the most likely outcome of achieving the performance objectives. We estimate forfeitures at the time of grant based on historical experience and revises this estimate in subsequent periods if actual forfeitures differ.
We recognize stock-based compensation expense associated with price-vested stock options ratably over the vesting period as such options do not contain provisions that fully vest these awards upon an employee’s retirement.
Stock Split
On September 28, 2020, our Board of Directors approved a 2-for-1 stock split in the form of a stock dividend on all shares of the Company’s two classes of common stock, Common Stock and Common Stock Non-Voting. On November 30, 2020, one like share was issued for each share outstanding to shareholders of record as of November 20, 2020. Trading of the Company’s common stock began on a split-adjusted basis on December 1, 2020. All common stock and per-share data have been retroactively adjusted for the impact of the stock split.
Derivative Instruments
We record all derivatives on our balance sheet at fair value. The fair value of derivative instruments is recorded in our consolidated balance sheet on the lines entitled “Other current assets", "Other long-term assets", "Other accrued liabilities" or "Other long-term liabilities". Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in our consolidated income statement in the lines entitled "Other income (expense), net" or "Interest expense". In our consolidated cash flow statement, settlements of cash flow and fair value hedges are classified as operating activities; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instruments.

Cash flow hedges.  Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in our consolidated balance sheet on the line entitled “Accumulated other comprehensive income (loss)" until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from "Accumulated other comprehensive income (loss)" in our consolidated balance sheet to our consolidated income statement on the same line items as the underlying transactions.

Fair value hedges.  Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item.

Net investment hedges.  Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a nonfunctional currency investment in a subsidiary. Gains and losses on these instruments are included in foreign currency translation adjustments, a component of “Accumulated other comprehensive income (loss)" in our consolidated balance sheet.
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
We recognize the overfunded or underfunded status of our defined benefit pension plans as an asset or a liability in our balance sheet, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur.
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
Accounting Pronouncements Adopted in 2020
We adopted the new accounting standard for leases, Accounting Standards Codification Topic 842 Leases (ASC 842), as of December 1, 2019 and we elected to do so using a modified retrospective transition method. That modified retrospective transition method allowed us to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings in the opening balance sheet in the period of adoption without restating prior periods. ASC 842 revised prior practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors and requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (ROU) assets. Under ASC 842, the lease liability is equal to the present value of lease payments, and the ROU asset is based on the lease liability, subject to adjustments, such as for deferred rent and initial direct costs. For income statement purposes, ASC 842 retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases result in straight-line expense (similar to prior accounting by lessees for operating leases under ASC 840) while finance leases result in a front-loaded expense pattern (similar to prior accounting by lessees for capital leases under ASC 840).

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

Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $136.5 million and $140.0 million, respectively, with the difference due to prepaid and deferred rents that were reclassified to the ROU asset value. No cumulative-effect adjustment to opening retained earnings was required as of December 1, 2019. The standard did not materially affect our consolidated net income or cash flows for our fiscal year ended November 30, 2020. See note 7 for further details.

Recently Issued Accounting Pronouncements — Pending Adoption

In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The new standard will be effective for the first quarter of our fiscal year ending November 30, 2021. We do not expect this guidance to have a material impact on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which institutes a new model for recognizing credit losses on financial instruments that are not measured at fair value. The new standard is effective for the first quarter of our fiscal year ending November 30, 2021, and it will primarily impact our credit losses recognized for trade accounts receivable. This guidance will not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The new standard is effective for the first quarter of our fiscal year ending November 30, 2022, and interim periods within those years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationship, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rate expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
2.  ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
Acquisition of Cholula Hot Sauce
On November 30, 2020, we completed the acquisition of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $803.0 million, net of cash acquired, subject to certain customary purchase price adjustments. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which we believe broadens our offering in the high growth hot sauce category to consumers and foodservice operators and accelerate our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
The purchase price of Cholula was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on in-process independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, a number of which are subject to finalization. The allocation of the purchase price will be finalized within the allowable measurement period. The preliminary allocation, net of cash acquired, of the fair value of the Cholula acquisition is summarized in the table below (in millions):

Trade accounts receivable	$15.2
Inventories	16.5
Goodwill	410.5
Intangible assets	401.0
Other assets	12.5
Trade accounts payable	(6.8)
Other accrued liabilities	(7.4)
Deferred taxes	(35.6)
Other long-term liabilities	(2.9)
Total	$803.0
The preliminary fair value of intangible assets was determined using income methodologies. We valued the acquired brand names and trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the preliminary valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, operating profit margin, and working capital/contributory asset charges), royalty rates, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $4.9 million that will be recognized in cost of goods sold in 2021 as the related inventory is sold. Raw materials and packaging inventory was valued using the replacement cost approach.
Deferred income tax assets and liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
The preliminary valuation of the acquired net assets of Cholula includes $380.0 million allocated to indefinite-lived brand assets and $21.0 million allocated to definite-lived intangible assets with a weighted-average life of 15 years. As a result of the acquisition, we recognized a total of $410.5 million of goodwill. That goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumer and flavor solutions customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Our income tax basis in the acquired intangible assets and goodwill approximates $285 million. The final allocation of the fair value of the Cholula acquisition, including the allocation of goodwill to our reporting units, which are the consumer and flavor solutions segments, was not complete as of November 30, 2020, but will be finalized within the allowable measurement period.
We expect transaction and integration expenses related to our acquisition of Cholula to total approximately $35 million, of which $11.2 million of transaction expenses were incurred in 2020. We anticipate incurring the balance of those transaction and integration expenses in fiscal 2021. We incurred an additional $1.2 million of transaction and integration expenses in 2020 related to our acquisition of FONA International, LLC and certain of its affiliates. See footnote 19 for additional details.
The impact of Cholula on our 2020 consolidated income before taxes, was principally the effect of the previously noted transaction expenses, and an insignificant amount of interest expense.
Acquisition of RB Foods
On August 17, 2017, we completed the acquisition of Reckitt Benckiser's Food Division (RB Foods) from Reckitt Benckiser Group plc. The purchase price was approximately $4.21 billion. In December 2017, we paid $4.2 million associated with the final working capital adjustment.

Total transaction and integration expenses related to the RB Foods acquisition totaled $22.5 million in 2018, of which $0.3 million and $22.2 million represented transaction expenses and integration expenses, respectively.
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
3.  SPECIAL CHARGES

In our consolidated income statement, we include a separate line item captioned “Special charges” in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions. In 2018, we also included in special charges, as approved by our Management Committee, expense associated with a one-time payment, made to eligible U.S. hourly employees, to distribute a portion of the non-recurring net income tax benefit recognized in connection with the enactment of the U.S. Tax Act and as more fully described in note 13.

The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2020	2019	2018
Employee severance and related benefits	$4.1	$6.2	$2.0
Other costs (1)	2.8	14.6	14.3
Total special charges	$6.9	$20.8	$16.3

(1)    Included in other costs for 2018 are non-cash fixed asset impairment charges of $3.0 million.

The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2020	2019	2018
Consumer segment	$5.5	$13.1	$10.0
Flavor solutions segment	1.4	7.7	6.3
Total special charges	$6.9	$20.8	$16.3

We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

During 2020, we recorded $6.9 million of special charges, consisting of (i) $5.3 million related to streamlining actions in our EMEA region, including $3.8 million related to severance and related benefits and $1.0 million of third party expenses and $0.5 million related to other costs; and (ii) $1.6 million related to our GE initiative. Of the $6.9 million in special charges recorded during 2020, approximately $4.8 million were paid in cash, with the remaining accrual expected to be paid in 2021. As of November 30, 2020, reserves associated with special charges are included in the line entitled "Trade accounts payable" and "Other accrued liabilities" in our consolidated balance sheet.

During 2019, we recorded $20.8 million of special charges, consisting primarily of (i) $14.1 million related to our GE initiative, including $10.6 million of third-party expenses, $2.1 million related to severance and related benefits, and $1.4 million related to other costs, (ii) $2.3 million of employee severance and related benefits associated with streamlining actions in the Americas and (iii) $3.9 million related to streamlining actions in our EMEA region. Of the $20.8 million in special charges recorded during 2019, approximately $16.8 million were paid in cash, with the remaining accrual paid in 2020.

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

During 2017, our Management Committee approved a multi-year initiative during which we have executed and expect to continue to execute significant changes to our global processes, capabilities and operating model to provide a scalable platform for future growth. We expect this initiative to enable us to accelerate our ability to work globally and cross-functionally by aligning and simplifying processes throughout McCormick, in part building upon our current shared services foundation and expanding the end-to-end processes presently under that foundation. We expect this initiative, which we refer to as Global Enablement (GE), to enable this scalable platform for future growth while reducing costs, enabling faster decision making, increasing agility and creating capacity within our organization.

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with related costs of GE implementation and transition, including outside consulting and other costs and approximately forty percent will be attributable to employee severance and related benefit payments both directly related to the initiative. Since its inception through November 30, 2020, we have recognized a total of $39.9 million of special charges associated with our GE initiative.

4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2020		2019
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$336.8	$127.4	$308.3	$104.3
Indefinite-lived intangible assets:
Goodwill	4,986.3	—	4,505.2	—
Brand names and trademarks	3,030.0	—	2,643.0	—
	8,016.3	—	7,148.2	—
Total goodwill and intangible assets	$8,353.1	$127.4	$7,456.5	$104.3

We acquired Cholula in November 2020 (see note 2). A preliminary valuation of the acquired net assets of Cholula resulted in the allocation of $410.5 million to goodwill, $380.0 million to indefinite-lived intangible assets associated with the acquired brand names and trademarks, and $21.0 million to definite-lived intangible assets. We expect to finalize the valuation of the acquired net assets of Cholula, including the related goodwill and intangible assets, within the one-year measurement period from the date of acquisition.
Intangible asset amortization expense was $20.2 million, $20.3 million and $20.6 million for 2020, 2019 and 2018, respectively. At November 30, 2020, definite-lived intangible assets had a weighted-average remaining life of approximately 10 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2020		2019
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,377.6	$1,127.6	$3,398.9	$1,129.0
Increases from acquisitions	273.7	136.8	—	—
Foreign currency fluctuations	59.9	10.7	(21.3)	(1.4)
End of year	$3,711.2	$1,275.1	$3,377.6	$1,127.6

A preliminary valuation of the acquired net assets of Cholula resulted in the allocation of $273.7 million and $136.8 million of goodwill to the consumer segment and flavor solutions segment, respectively.
5.  INVESTMENTS IN AFFILIATES
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2020	2019	2018
Net sales	$870.3	$863.0	$807.9
Gross profit	318.0	316.2	290.5
Net income	93.7	90.5	78.9
Current assets	$421.7	$426.3	$342.1
Noncurrent assets	126.2	134.0	129.9
Current liabilities	192.3	223.8	172.1
Noncurrent liabilities	12.2	9.2	10.0
Royalty income from unconsolidated affiliates was $19.5 million, $19.0 million and $18.5 million for 2020, 2019 and 2018, respectively.
Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 75% of income from unconsolidated operations in 2020, 72% in 2019 and 76% in 2018.

6.  FINANCING ARRANGEMENTS
Our outstanding debt, including capital leases, was as follows at November 30:

(millions)	2020	2019
Short-term borrowings
Commercial paper	$845.8	$575.3
Other	40.9	25.4
	$886.7	$600.7
Weighted-average interest rate of short-term borrowings at year-end	0.3%	2.5%

Long-term debt
3.90% notes due 7/8/2021(1)	$250.0	$250.0
2.70% notes due 8/15/2022	750.0	750.0
Term loan due 8/17/2022(2)	—	250.0
3.50% notes due 8/19/2023(3)	250.0	250.0
3.15% notes due 8/15/2024	700.0	700.0
3.25% notes due 11/15/2025(4)	250.0	250.0
3.40% notes due 8/15/2027(5)	750.0	750.0
2.50% notes due 4/15/2030	500.0	—
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	55.0	55.0
Other, including capital leases	195.8	171.6
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(6)	16.9	(3.1)
	4,017.7	3,723.5
Less current portion	263.9	97.7
	$3,753.8	$3,625.8

(1)Interest rate swaps, settled upon the issuance of these notes in 2011, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 4.01%.
(2)The term loan was prepayable in whole or in part. Also, the term loan due in 2022 required quarterly principal payments of 2.5% of the initial principal amount.
(3)Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.
(4)Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22% during this period (our effective rate as of November 30, 2020 was 1.44%).
(5)Interest rate swaps, settled upon the issuance of these notes in 2017, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685% during this period (our effective rate as of November 30, 2020 was 0.91%).
(6)Includes unamortized discounts, premiums and debt issuance costs of $(24.4) million and $(23.6) million as of November 30, 2020 and 2019, respectively.  Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $41.3 million and $20.5 million as of November 30, 2020 and 2019, respectively.
Maturities of long-term debt, including capital leases, during the fiscal years subsequent to November 30, 2020 are as follows (in millions):

2021	$263.9
2022	765.0
2023	265.2
2024	791.9
2025	271.4
Thereafter	1,643.4
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
In connection with our acquisition of RB Foods, we entered into a Term Loan Agreement (Term Loan) in August 2017. The Term Loan provides for three-year and five-year senior unsecured term loans, each for $750 million. The net proceeds received from the issuance of the Term Loan was $1,498.3 million. The three-year loan was payable at maturity. The five-year loan was payable in equal quarterly installments in an amount of 2.5% of the initial principal amount, with the remaining unpaid balance due at maturity. The three-year and five-year loans were each prepayable in whole or in part. In 2019 and 2018, we repaid the three-year loan in the amounts of $130.0 million and $370.0 million, respectively. Prior to payoff, the three-year loan bore interest at LIBOR plus 1.125%. In 2020, 2019 and 2018, we repaid $250.0 million, $306.3 million and $175.0 million, respectively, of the five-year loan. Prior to payoff, the five-year loan bore interest at LIBOR plus 1.25%. The interest rates were based on our credit rating.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. We have a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This credit facility supports our commercial paper program and, after $845.8 million was used to support issued commercial paper, we have $154.2 million of capacity at November 30, 2020. In December 2020, we entered into a 364-day $1.0 billion revolving credit facility which will expire in December 2021. The current pricing for that credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The provisions of our revolving credit facilities restrict subsidiary indebtedness and require us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. The applicable leverage ratio is reduced periodically. As of November 30, 2020, our capacity under the five-year $1.0 billion revolving credit facility was not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facilities for the foreseeable future; however, the leverage ratio could restrict our ability to utilize this facility.
In addition, we have several uncommitted lines totaling $316.6 million, which have a total unused capacity at November 30, 2020 of $212.8 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and commitment fees were $1.3 million for both 2020 and 2019.
In 2018, we consolidated our Corporate staff and certain non-manufacturing U.S. employees into our new headquarters building in Hunt Valley, Maryland. The 15-year lease for that building requires monthly lease payments of approximately $0.9 million which began in April 2019. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. Upon commencement of fit-out in the second quarter of 2018, we obtained access to the building, which resulted in the lease commencement date for accounting purposes. We have recognized this lease as a capital lease, with the leased asset of $116.1 million and $124.7 million included in property, plant and equipment, net, as of November 30, 2020 and 2019, respectively. As of November 30, 2020, the total lease obligation was $130.9 million, of which $7.1 million was included in the current portion of long-term debt and $123.8 million was included in long-term debt. As of November 30, 2019, the total lease obligation was $137.7 million, of which $6.8 million was included in the current portion of long-term debt and $130.9 million was included in long-term debt. During 2020, 2019 and 2018, respectively, we recognized amortization expense of $8.7 million, $8.7 million and $5.2 million related to the leased asset.
At November 30, 2020, we had guarantees outstanding of $0.7 million with terms of one year or less. As of both November 30, 2020 and 2019, we had outstanding letters of credit of $32.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.8 million at November 30, 2020.
7. LEASES

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

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. A limited number of our lease agreements include rental payments that are adjusted periodically based on a market rate or index. Our lease agreements generally do not contain residual value guarantees or material restrictive covenants, with the exception of the non-cancellable synthetic lease discussed below.
The following presents the components of our lease expense for the year ended November 30, 2020 (in millions):

Operating lease cost	$41.2
Finance lease cost:
Amortization of ROU assets	9.0
Interest on lease liabilities	4.5
Net lease cost	$54.7

(1) Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Rental expense under operating leases (primarily buildings and equipment) was $48.1 million in 2019 and $58.5 million in 2018.
Supplemental balance sheet information related to leases as of November 30, 2020 were as follows (in millions):

Leases	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$136.8
Finance lease ROU assets	Property, plant and equipment, net	120.7
Total leased assets		$257.5

Liabilities:
Current
Operating	Other accrued liabilities	$37.3
Finance	Current portion of long-term debt	7.3
Non-current
Operating	Other long-term liabilities	103.5
Finance	Long-term debt	125.5
Total lease liabilities		$273.6

Information regarding our lease terms and discount rates as of November 30, 2020 were as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.6	1.9%
Finance leases	13.9	3.3%

The future maturity of our lease liabilities as of November 30, 2020 were as follows (in millions):

	Operating leases	Finance leases	Total
2021	$39.4	$11.4	$50.8
2022	29.2	11.4	40.6
2023	22.3	11.4	33.7
2024	15.3	11.5	26.8
2025	12.6	11.7	24.3
Thereafter	28.8	114.0	142.8
Total lease payments	147.6	171.4	319.0
Less: Imputed interest	6.8	38.6	45.4
Total lease liabilities	$140.8	$132.8	$273.6

Supplemental cash flow and other information related to leases for the year ended November 30, 2020 were as follows (in millions):

Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$41.5
Operating cash flows used for finance leases	4.5
Financing cash flows used for finance leases	6.9

ROU assets obtained in exchange for lease liabilities
Operating leases	$36.6
During October 2020, we entered into a non-cancellable synthetic lease for a distribution facility with an estimated construction cost of $315 million. The lease will commence upon completion of construction of the facility, for which we are the construction agent, which is expected to be in the later part of fiscal 2022. The term of the lease is five years after commencement. The lease contains options to negotiate a renewal of the lease or to purchase or sell the facility at the end of the lease term. Upon lease commencement, the ROU asset and lease liability will be determined and recorded. The lease arrangement also contains a residual value guarantee of approximately 75% of the total construction cost. The lease also contains covenants that are consistent with our revolving credit agreements as disclosed in Note 6.
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

At November 30, 2020, we had foreign currency exchange contracts to purchase or sell $383.8 million of foreign currencies as compared to $489.2 million at November 30, 2019. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at November 30, 2020 have durations of less than 18 months.
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
We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. The notional value of these contracts was $212.3 million and $357.5 million at November 30, 2020 and 2019, respectively. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as other income, net.
Beginning in the first quarter of 2019, we also utilized cross currency interest rate swap contracts that are designated as net investment hedges. As of November 30, 2020, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
As of November 30, 2020 and 2019, we have outstanding interest rate swap contracts for a notional amount of $350.0 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps, which expire in November 2025, are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027.
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.
All derivatives are recognized at fair value in our balance sheet and recorded in either other current assets, or other long-term assets, other accrued liabilities or other long-term liabilities depending upon their nature and maturity.

The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2020:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$350.0	$43.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	27.5	1.4	Other accrued liabilities	356.3	8.2
Cross currency contracts	Other current assets/Other long-term assets	—	—	Other long-term liabilities	524.4	18.8
Total			$44.5			$27.0
As of November 30, 2019:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$350.0	$20.9	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	293.1	3.3	Other accrued liabilities	196.1	3.6
Cross currency contracts	Other current assets/Other long-term assets	495.5	3.2	Other accrued liabilities	—	—
Total			$27.4			$3.6
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the years ended November 30, 2020, 2019 and 2018:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2020	2019	2018
Interest rate contracts	Interest expense	$5.2	$—	$(0.1)

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2020	2019	2018	Hedged Item		2020	2019	2018
Foreign exchange contracts	Other income, net	$(4.0)	$0.2	$(2.9)	Intercompany loans	Other income, net	$3.0	$(0.9)	$2.7

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2020	2019	2018		2020	2019	2018
Interest rate contracts	$—	$—	$—	Interest expense	$0.5	$0.5	$0.5
Foreign exchange contracts	1.9	(0.2)	2.6	Cost of goods sold	1.6	1.6	(3.3)
Total	$1.9	$(0.2)	$2.6		$2.1	$2.1	$(2.8)
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $0.7 million increase to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
Derivative	2020	2019		2020	2019
Cross currency contracts	$(20.8)	$1.1	Interest expense	$3.1	$5.4
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments as of November 30 were as follows:

	2020		2019
(millions)	Carrying amount	Fair value	Carrying amount	Fair value
Long-term investments	$129.9	$129.9	$124.4	$124.4
Long-term debt (including current portion)	4,017.7	4,357.1	3,723.5	3,859.0
Level 1 valuation techniques		4,161.3		3,437.5
Level 2 valuation techniques		195.8		421.5
Derivatives related to:
Interest rates (assets)	43.1	43.1	20.9	20.9
Foreign currency (assets)	1.4	1.4	3.3	3.3
Foreign currency (liabilities)	8.2	8.2	3.6	3.6
Cross currency (assets)	—	—	3.2	3.2
Cross currency (liabilities)	18.8	18.8	—	—
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
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2020, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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
•Level 3:   Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2020
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$423.6	$423.6	$—
Insurance contracts	126.0	—	126.0
Bonds and other long-term investments	3.9	3.9	—
Interest rate derivatives	43.1	—	43.1
Foreign currency derivatives	1.4	—	1.4
Total	$598.0	$427.5	$170.5
Liabilities:
Foreign currency derivatives	8.2	—	8.2
Cross currency contracts	18.8	—	18.8
Total	$27.0	$—	$27.0

		Fair value measurements using fair value hierarchy as of November 30, 2019
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$155.4	$155.4	$—
Insurance contracts	121.7	—	121.7
Bonds and other long-term investments	2.7	2.7	—
Interest rate derivatives	20.9	—	20.9
Foreign currency derivatives	3.3	—	3.3
Cross currency contracts	3.2	—	3.2
Total	$307.2	$158.1	$149.1
Liabilities:
Foreign currency derivatives	3.6	—	3.6
Total	$3.6	$—	$3.6
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
At November 30, 2020 and 2019, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2020	2019
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(174.0)	$(266.5)
Unrealized loss on foreign currency exchange contracts	(0.4)	—
Unamortized value of settled interest rate swaps	(0.1)	0.3
Pension and other postretirement costs	(296.3)	(234.0)
	$(470.8)	$(500.2)
(1)During the year ended November 30, 2020, the foreign currency translation adjustment of accumulated other comprehensive loss decreased by $92.5 million, including the impact of a $20.8 million increase associated with net investment hedges. During the year ended November 30, 2019, the foreign currency translation adjustment of accumulated other comprehensive loss increased by $24.9 million, of which $0.9 million was associated with net investment hedges. These net investment hedges are more fully described in Note 8.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2020	2019	2018
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.5)	$(0.5)	$(0.5)	Interest expense
Foreign exchange contracts	(1.6)	(1.6)	3.3	Cost of goods sold
Total before taxes	(2.1)	(2.1)	2.8
Tax effect	0.5	0.4	(0.6)	Income taxes
Net, after tax	$(1.6)	$(1.7)	$2.2

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service (credits) costs (1)	$(4.0)	$(8.0)	$(8.5)	Other income, net
Amortization of net actuarial losses (1)	11.0	2.6	12.6	Other income, net
Total before taxes	7.0	(5.4)	4.1
Tax effect	(1.6)	1.2	(1.0)	Income taxes
Net, after tax	$5.4	$(4.2)	$3.1

(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and total other postretirement expense (refer to note 11 for additional details).
11.  EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees.
During fiscal year 2017, we made significant changes to certain of our employee benefit plans and retirements plans that froze the accrual of certain defined benefit pension plans in the U.S. and the United Kingdom. Also, on December 1, 2017, our Management Committee approved the freezing of benefits under our pension plans in Canada. The effective date of this freeze was November 30, 2019. Although those plans have been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.
As a result of the change to our pension plans in Canada, we remeasured pension assets and benefit obligations as of the date of the approval indicated above and, in fiscal year 2018, we reduced the Canadian plan benefit obligations by $17.5 million. These remeasurements resulted in a non-cash, pre-tax net actuarial gain of $17.5 million in fiscal year 2018. These net actuarial gains consist principally of a curtailment gain of $18.0 million, which is included in our consolidated statement of comprehensive income for 2018 as a component of "Other comprehensive income (loss)" on the line entitled "Unrealized components of pension plans". Deferred taxes associated with this actuarial gain, together with other unrealized components of pension plans recognized during 2018, are also included in that statement as a component of "Other comprehensive income (loss)".
Included in our consolidated balance sheet as of November 30, 2020 on the line entitled "Accumulated other comprehensive loss" was $383.4 million ($296.3 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $13.5 million ($9.7 million net of tax) in net periodic pension and postretirement benefit costs during 2021 related to the amortization of actuarial losses of $13.2 million and the amortization of prior service cost of $0.3 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2020	2019	2020	2019
Discount rate—funded plans	2.8%	3.4%	1.9%	2.2%
Discount rate—unfunded plan	2.7%	3.3%	—	—
Salary scale	—	—	2.9%	2.9%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2020	2019	2018	2020	2019	2018
Discount rate—funded plans	3.4%	4.7%	4.0%	2.2%	3.3%	2.9%
Discount rate—unfunded plan	3.3%	4.6%	3.9%	—	—	—
Salary scale	—%	—%	3.8%	2.9%	3.4%	3.5%
Expected return on plan assets	6.8%	7.0%	7.3%	4.9%	5.5%	5.6%
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
Our pension expense for the years ended November 30 was as follows:

	United States			International
(millions)	2020	2019	2018	2020	2019	2018
Service cost	$3.2	$2.1	$17.0	$1.3	$3.6	$4.3
Interest costs	29.3	34.4	31.6	7.5	9.5	9.2
Expected return on plan assets	(40.6)	(42.5)	(43.4)	(15.3)	(16.4)	(16.6)
Amortization of prior service costs	0.5	0.5	—	0.1	0.2	0.1
Amortization of net actuarial loss	7.8	2.3	9.9	2.0	1.2	2.8
Settlement/curtailment loss	—	—	—	1.3	—	0.5
	$0.2	$(3.2)	$15.1	$(3.1)	$(1.9)	$0.3
A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$884.8	$752.6	$345.6	$292.9
Service cost	3.2	2.1	1.3	3.6
Interest costs	29.3	34.4	7.5	9.5
Employee contributions	—	—	—	0.6
Actuarial loss	82.1	134.6	19.1	51.8
Benefits paid	(41.4)	(38.9)	(14.1)	(14.7)
Expenses paid	—	—	(0.2)	(0.3)
Foreign currency impact	—	—	12.5	2.2
Benefit obligation at end of year	$958.0	$884.8	$371.7	$345.6
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$671.9	$640.4	$340.9	$306.5
Actual return on plan assets	47.3	62.2	28.6	42.4
Employer contributions	10.4	8.2	1.5	3.2
Employee contributions	—	—	—	0.8
Benefits paid	(41.4)	(38.9)	(14.1)	(14.7)
Foreign currency impact	—	—	11.8	2.7
Fair value of plan assets at end of year	$688.2	$671.9	$368.7	$340.9
Funded status	$(269.8)	$(212.9)	$(3.0)	$(4.7)
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$958.0	$884.8	$110.4	$103.9
Accumulated benefit obligation	945.1	874.8	106.5	100.4
Fair value of plan assets	688.2	671.9	87.7	83.6
Included in the U.S. in the preceding table is a benefit obligation of $110.5 million and $105.4 million for 2020 and 2019, respectively, related to our Supplemental Executive Retirement Plan (SERP). The assets related to this plan, which totaled $86.4 million and $85.5 million as of November 30, 2020 and 2019, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2020	2019	2020	2019
Non-current pension asset	$—	$—	$19.6	$15.6
Accrued pension liability	269.8	212.9	22.6	20.3
Deferred income tax assets	74.0	58.5	14.3	13.3
Accumulated other comprehensive loss	235.5	183.9	63.7	60.1
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $945.1 million and $874.8 million as of November 30, 2020 and 2019, respectively. The accumulated benefit obligation for the international pension plans was $367.9 million and $342.2 million as of November 30, 2020 and 2019, respectively.
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
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2020
Asset Category	2020	2019	Target
Equity securities	63.2%	63.3%	59.0%
Fixed income securities	22.0%	21.5%	23.2%
Other	14.8%	15.2%	17.8%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2020
Asset Category	2020	2019	Target
Equity securities	50.9%	50.4%	53.0%
Fixed income securities	48.3%	48.9%	47.0%
Other	0.8%	0.7%	—%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 9, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2020	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$28.1	$28.1	$—
Equity securities:
U.S. equity securities(a)	271.1	138.2	132.9
International equity securities(b)	159.2	147.6	11.6
Fixed income securities:
U.S. government/corporate bonds(c)	57.1	54.9	2.2
High yield bonds(d)	37.3	—	37.3
International/government/corporate bonds(e)	29.1	29.1	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	24.5	20.6	3.9
Natural resources (h)	9.7	—	9.7
Total	$617.2	$418.5	$198.7
Investments measured at net asset value(i)
Hedge funds(j)	39.5
Private equity funds(k)	4.8
Private debt funds(l)	26.7
Total investments	$688.2

As of November 30, 2020	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$3.1	$3.1	$—
International equity securities(b)	187.6	—	187.6
Fixed income securities:
International/government/corporate bonds(e)	155.4	—	155.4
Insurance contracts(f)	22.6	—	22.6
Total investments	$368.7	$3.1	$365.6

As of November 30, 2019	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$15.3	$15.3	$—
Equity securities:
U.S. equity securities(a)	276.5	148.5	128.0
International equity securities(b)	145.5	134.2	11.3
Fixed income securities:
U.S./government/ corporate bonds(c)	51.2	49.1	2.1
High yield bonds(d)	40.1	—	40.1
International/government/ corporate bonds(e)	26.8	26.8	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	25.9	22.0	3.9
Natural resources (h)	12.0	—	12.0
Total	$594.4	$395.9	$198.5
Investments measured at net asset value(i)
Hedge funds(j)	49.3
Private equity funds(k)	3.2
Private debt funds(l)	25.0
Total investments	$671.9

As of November 30, 2019		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$2.5	$2.5	$—
International equity securities(b)	171.6	—	171.6
Fixed income securities:
International/government/corporate bonds(e)	144.7	—	144.7
Insurance contracts(f)	22.1	—	22.1
Total investments	$340.9	$2.5	$338.4
(a)This category comprises equity funds and collective equity trust funds that most closely track the S&P index and other equity indices.
(b)This category comprises international equity funds with varying benchmark indices.
(c)This category comprises funds consisting of U.S. government and U.S. corporate bonds and other fixed income securities. An appropriate benchmark is the Barclays Capital Aggregate Bond Index.
(d)This category comprises funds consisting of real estate related debt securities with an appropriate benchmark of the Barclays Investment Grade CMBS Index.
(e)This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.
(f)This category comprises insurance contracts, the majority of which have a guaranteed investment return.
(g)This category comprises funds investing in real estate investment trusts (REIT). An appropriate benchmark is the MSCI U.S. REIT Index.
(h)This category comprises funds investing in natural resources. An appropriate benchmark is the Alerian master limited partnership (MLP) Index.
(i)Certain investments that are valued using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These are included to permit reconciliation of the fair value hierarchy to the aggregate pension plan assets.
(j)This category comprises hedge funds investing in strategies represented in various HFRI Fund Indices. The net asset value is generally based on the valuation of the underlying investment. Limitations exist on the timing from notice by the plan of its intent to redeem and actual redemptions of these funds and generally range from a minimum of one month to several months.
(k)This category comprises private equity, venture capital and limited partnerships. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods of approximately 10 years.
(l)This category comprises limited partnerships funds investing in senior loans, mezzanine and distressed debt. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods of approximately 10 years.
For the plans’ hedge funds, private equity funds and private debt funds, we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets.
Equity securities in the U.S. pension plans included McCormick stock with a fair value of $50.6 million (0.6 million shares and 7.4% of total U.S. pension plan assets) and $64.4 million (0.8 million shares and 9.6% of total U.S. pension plan assets) at November 30, 2020 and 2019, respectively. Dividends paid on these shares were $0.9 million in both 2020 and 2019.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and international plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2021	$43.7	$12.0
2022	43.7	11.7
2023	44.7	12.8
2024	47.5	12.4
2025	48.7	12.8
2026-2030	252.8	66.0
U.S. Defined Contribution Retirement Plans
Effective December 1, 2018 for the U.S. defined contribution retirement plan, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's salary for all U.S. employees who are employed on December 31 of each year. Prior to December 1, 2018 for the U.S. defined contribution retirement plan, we matched 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 50% of the next 2% of the participant’s salary. In addition, we made contributions of 3% of the participant's salary for U.S. employees not covered by the defined benefit plan. Some of our smaller U.S. subsidiaries sponsor separate 401(k) retirement plans. We also sponsor a non-qualified defined contribution retirement plan. Our contributions charged to expense under all U.S. defined contribution retirement plans were $30.8 million, $28.2 million and $15.5 million in 2020, 2019 and 2018, respectively.
At the participant’s election, 401(k) retirement plans held 2.9 million shares of McCormick stock, with a fair value of $267.3 million, at November 30, 2020. Dividends paid on the shares held in the 401(k) retirement plans in 2020 and 2019 were $3.8 million and $3.9 million, respectively, in each year.
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

Our other postretirement benefit (income) expense for the years ended November 30 follows:

(millions)	2020	2019	2018
Service cost	$1.9	$1.8	$2.0
Interest costs	2.0	2.7	2.4
Amortization of prior service credits	(4.6)	(8.7)	(8.6)
Amortization of actuarial gains	(0.1)	(0.9)	(0.1)
Postretirement benefit (income) expense	$(0.8)	$(5.1)	$(4.3)

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$67.2	$62.9
Service cost	1.9	1.8
Interest costs	2.0	2.7
Participant contributions	2.1	0.3
Plan amendments	—	(0.4)
Actuarial loss	3.9	4.1
Benefits paid	(6.4)	(4.2)
Benefit obligation at end of year	$70.7	$67.2
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4.3	3.9
Participant contributions	2.1	0.3
Benefits paid	(6.4)	(4.2)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$70.7	$67.2
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2021	$3.6	$1.5	$5.1
2022	3.6	1.5	5.1
2023	3.7	1.4	5.1
2024	3.7	1.4	5.1
2025	3.7	1.4	5.1
2026-2030	17.5	6.5	24.0
The assumed discount rate in determining the benefit obligation was 2.3% and 3.1% for 2020 and 2019, respectively.
For 2020, the assumed annual rate of increase in the cost of covered health care benefits is 6.8% (6.5% last year). It is assumed to decrease gradually to 4.5% in the year 2032 (4.5% in 2030 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2020.
12.  STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and beginning in 2020, price-vested stock options. Total stock-based compensation expense for 2020, 2019 and 2018 was $46.0 million, $37.2 million and $25.6 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2020 was $23.2 million and the weighted-average period over which this will be recognized is 1.3 years. Total unrecognized stock-based compensation expense related to our price-vested stock options at November 30, 2020 was $23.3 million and the weighted-average period over which this will be recognized is 3.0 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2020, we have 6.6 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
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
date of the holder.

A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2020		2019		2018
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	762	$57.95	846	$51.53	534	$43.24
Granted	296	67.03	258	71.62	556	56.36
Vested	(325)	57.56	(318)	52.08	(226)	44.08
Forfeited	(19)	62.96	(24)	56.78	(18)	48.27
Outstanding—end of year	714	$61.74	762	$57.95	846	$51.53
Stock Options (Other than Price-Vested Stock Options)
Stock options are granted with an exercise price equal to the market price of the stock on the date of grant. Substantially all of the options, with the exception of price-vested options detailed below, vest ratably over a three-year period or, if earlier, upon the retirement-eligibility dates of the holders and are exercisable over a 10-year period. Upon exercise of the option, shares are issued from our authorized and unissued shares.
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
The per share weighted-average fair value for all options granted was $13.27, $13.76 and $10.15 in 2020, 2019 and 2018, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2020	2019	2018
Risk-free interest rates	0.0 - 0.6%	2.2 - 2.5%	1.7 - 2.9%
Dividend yield	1.8%	1.5%	2.0%
Expected volatility	22.8%	17.4%	18.4%
Expected lives	7.9 years	7.5 years	7.6 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.
A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2020		2019		2018
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	5.2	$48.09	7.2	$41.30	9.6	$35.96
Granted	0.7	69.31	0.6	73.70	0.8	52.98
Exercised	(1.4)	41.01	(2.6)	35.54	(3.2)	27.64
Outstanding—end of year	4.5	53.56	5.2	48.09	7.2	41.30
Exercisable—end of year	3.2	$47.76	3.8	$43.31	5.6	$38.27
As of November 30, 2020, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $178.7 million and for options currently exercisable was $146.0 million. At November 30, 2020, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2020, 2019 and 2018 was $68.4 million, $111.0 million and $108.0 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2020 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$23.00 - $37.50	0.5	2.8	$33.99	0.5	2.8	$33.99
$37.51 - $56.00	2.7	5.9	48.36	2.5	5.8	47.97
$56.01 - $74.50	1.3	8.9	71.27	0.2	8.3	73.64
	4.5	6.5	$53.56	3.2	5.6	$47.76
Price-Vested Stock Options
In November 2020, we granted approximately 2,482,000 price-vested stock options to certain employees. The price-vested stock options were granted with an exercise price of $93.49 which was equal to the market price of our stock on the date of grant. The price-vested options are not exercisable until a three year service condition is achieved, and will become exercisable after that time period only if the average closing price of our stock price equals or exceeds thresholds of 60%, 80% or 100% appreciation from the exercise price for 30 consecutive trading days within a five-year period from the date of grant. If the options become exercisable, they are exercisable up to 10 years from the date of grant. The options granted were divided equally between the three appreciation thresholds. Employees who are retirement eligible vest on a pro-rata basis over a three-year period if the market condition is met in the five-year period from the date of grant. If the market conditions are not met in the five-year period from the date of grant, the options do not become exercisable and will be forfeited.
The fair value of the price-vested options was estimated using a lattice model. The per share weighted-average fair value for the price-vested stock options granted was $11.88, $9.26, and $7.05, for the 60%, 80% and 100% appreciation thresholds, respectively. These fair values were computed using the following range of assumptions:

Risk-free interest rates	0.85%
Dividend yield	1.5%
Expected volatility	21.2%
Expected lives	5.6 - 6.2 years
LTPP
Our LTPP grants in 2018 will deliver awards in a combination of cash and company stock. The stock compensation portion of the LTPP grants in 2018 awards shares of company stock if certain company performance objectives are met at the end of a three-year period. LTPP awards granted in 2020 and 2019 will be delivered entirely in company stock, with the target award calculated using a combination of a market-based total shareholder return and performance-based components. These awards are valued based on the fair value of the underlying stock on the date of grant.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2020		2019		2018
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	392	$57.98	436	$41.78	440	$42.16
Granted	130	86.14	136	75.26	172	50.95
Vested	(88)	44.98	(114)	43.20	(120)	37.01
Performance adjustment	(44)	50.95	(66)	44.98	(52)	43.20
Forfeited	(8)	65.68	—	—	(4)	48.71
Outstanding—end of year	382	$71.20	392	$57.98	436	$41.78

13. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2020	2019	2018
Income taxes
Current
Federal	$98.3	$52.3	$92.9
State	14.8	10.7	11.0
International	73.0	73.5	78.7
	186.1	136.5	182.6
Deferred
Federal	4.6	26.4	(340.3)
State	0.5	3.6	1.5
International	(16.3)	(9.1)	(1.1)
	(11.2)	20.9	(339.9)
Total income tax expense (benefit)	$174.9	$157.4	$(157.3)
In December 2017, President Trump signed into law Pub. L. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation is referred to herein as the U.S. Tax Act). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Act were effective during our fiscal year ended November 30, 2018 with all provisions of the U.S. Tax Act effective as of the beginning of our fiscal year beginning December 1, 2018. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. The U.S. Tax Act creates a new requirement that certain income earned by foreign subsidiaries, known as Global Intangible Low-Taxed Income (GILTI), must be included in the gross income of the subsidiary’s U.S. shareholder. This provision of the U.S. Tax Act was effective for us for our fiscal year beginning December 1, 2018.
Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate has reduced our net U.S. deferred income tax liability by $380.0 million and is reflected as a reduction in our income tax expense in our results for the year ended November 30, 2018. The U.S. Tax Act imposed a one-time transition tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of U.S. federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. This transition tax, based on our fiscal 2018 tax return filed in fiscal 2019, was $76.0 million (we estimated the transition tax to be $75.3 million in fiscal 2018). The cash tax effects of the transition tax, reduced by the utilization of $21.1 million of current and carried forward excess foreign tax credits, as well as other items of $7.7 million, resulted in a net tax liability of $47.2 million, which can be remitted in installments over an eight-year period as we are doing. As of November 30, 2020, our remaining unpaid transition tax is $39.7 million. In addition to the estimated transition tax of $75.3 million recognized in 2018, we incurred additional foreign withholding taxes, net of a U.S. foreign tax credit, of $7.9 million and a $4.7 million reduction in our fiscal 2018 income taxes as a consequence of the transition tax, both of which we recognized as a component of our income tax expense for the year ended November 30, 2018, for a net transition tax impact recognized in 2018 of $78.5 million.
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2020	2019	2018
Pretax income
United States	$624.3	$569.0	$492.2
International	257.2	250.2	249.1
	$881.5	$819.2	$741.3

A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	22.2%
State income taxes, net of federal benefits	1.5	1.6	1.5
International tax at different effective rates	1.3	1.6	0.4
U.S. tax on remitted and unremitted earnings	0.8	0.5	0.6
Stock compensation expense	(1.5)	(2.8)	(2.9)
U.S. manufacturing deduction	—	—	(0.8)
Changes in prior year tax contingencies	(0.3)	(0.3)	(0.8)
Non-recurring benefit of U.S. Tax Act	—	(0.2)	(40.7)
Valuation allowance release	(1.4)	—	—
Intra-entity asset transfer	(1.1)	(1.8)	—
Other, net	(0.5)	(0.4)	(0.7)
Total	19.8%	19.2%	(21.2)%
Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2020	2019
Deferred tax assets
Employee benefit liabilities	$121.9	$103.3
Other accrued liabilities	40.3	32.3
Inventory	10.6	7.5
Tax loss and credit carryforwards	59.7	46.8
Operating lease liabilities	33.0	—
Other	47.9	48.1
Valuation allowance	(31.5)	(32.4)
	281.9	205.6
Deferred tax liabilities
Depreciation	89.1	82.6
Intangible assets	815.1	770.5
Lease ROU assets	32.2	—
Other	4.5	5.5
	940.9	858.6
Net deferred tax liability	$(659.0)	$(653.0)
At November 30, 2020, we have tax loss carryforwards of $214.4 million. Of these carryforwards, $0.1 million expire in 2021, $9.6 million from 2022 through 2023, $77.9 million from 2024 through 2037 and $126.8 million may be carried forward indefinitely. In addition, one of our non-U.S. subsidiaries has a capital loss carryforward of $5.0 million which may be carried forward indefinitely. At November 30, 2020, we also have U.S. foreign tax credit carryforwards of $7.3 million which expire in 2030.
A valuation allowance has been provided to cover deferred tax assets that are not more likely than not realizable. The net decrease of $0.9 million in the valuation allowance from November 30, 2019 to November 30, 2020 resulted primarily from the net reversal of valuation allowances for net operating losses, capital losses and other tax attributes in certain non-US jurisdictions.
Prior to the U.S. Tax Act, we asserted that substantially all of the undistributed earnings of our international subsidiaries and joint ventures were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax in 2018. The transition tax was recognized in 2018 and was based on cumulative earnings prior to the U.S. Tax Act. Our intent is to continue to reinvest undistributed earnings of our international subsidiaries and joint ventures indefinitely. As of November 30, 2020, we have $1.3 billion of earnings that are considered indefinitely reinvested. While federal income tax expense has been recognized as a result of the U.S. Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2020	2019	2018
Balance at beginning of year	$32.0	$27.9	$39.1
Additions for current year tax positions	7.8	6.6	6.5
Additions for prior year tax positions	2.5	0.6	0.3
Reductions for prior year tax positions	—	(0.3)	(6.9)
Settlements	—	—	—
Statute expirations	(4.2)	(2.5)	(9.1)
Foreign currency translation	1.2	(0.3)	(2.0)
Balance at November 30	$39.3	$32.0	$27.9
As of November 30, 2020, November 30, 2019, and November 30, 2018, if recognized, $39.3 million, $32.0 million and $27.5 million, respectively, of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense of $0.8 million, $2.1 million and $0.1 million in 2020, 2019 and 2018, respectively. As of November 30, 2020 and 2019, we had accrued $8.3 million and $7.1 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2020 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2017. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2014.
We are under normal recurring tax audits in the U.S. and in several jurisdictions outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
14.  CAPITAL STOCK AND EARNINGS PER SHARE
Holders of Common Stock have full voting rights except that (1) the voting rights of persons who are deemed to own beneficially 10% or more of the outstanding shares of Common Stock are limited to 10% of the votes entitled to be cast by all holders of shares of Common Stock regardless of how many shares in excess of 10% are held by such person; (2) we have the right to redeem any or all shares of Common Stock owned by such person unless such person acquires more than 90% of the outstanding shares of each class of our common stock; and (3) at such time as such person controls more than 50% of the votes entitled to be cast by the holders of outstanding shares of Common Stock, automatically, on a share-for-share basis, all shares of Common Stock Non-Voting will convert into shares of Common Stock.
Holders of Common Stock Non-Voting will vote as a separate class on all matters on which they are entitled to vote. Holders of Common Stock Non-Voting are entitled to vote on reverse mergers and statutory share exchanges where our capital stock is converted into other securities or property, dissolution of the company and the sale of substantially all of our assets, as well as forward mergers and consolidation of the company or any amendment to our charter repealing the right of the Common Stock Non-Voting to vote on any such matters.
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2020	2019	2018
Average shares outstanding—basic	266.5	265.1	263.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.6	3.0	3.4
Average shares outstanding—diluted	269.1	268.1	266.5
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2020	2019	2018
Antidilutive securities	0.1	0.2	0.4

15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2020 and 2019, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we do not expect the outcome of the matters currently pending will have a material adverse effect on our financial statements.
16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” "Cholula," “Schwartz,” “Club House,” “Kamis,” “Kohinoor,” "DaQiao," "Drogheria & Alimentari," "Stubb's," "OLD BAY" and "Gourmet Garden." Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, the products within each of our segments are regarded as fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
We measure segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. We also excluded transaction and integration expenses related to our acquisitions of Cholula, FONA and RB Foods from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for purposes of internal reporting, performance evaluation, or capital allocation.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12% of consolidated sales in 2020 and 11% of consolidated sales in 2019 and 2018. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 11% of consolidated sales in 2020 and 10% of consolidated sales in both 2019 and 2018.
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

Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2020
Net sales	$3,596.7	$2,004.6	$5,601.3	$—	$5,601.3
Operating income excluding special charges	780.9	237.9	1,018.8	—	1,018.8
Income from unconsolidated operations	34.1	6.7	40.8	—	40.8
Assets	—	—	11,339.2	750.5	12,089.7
Capital expenditures	—	—	150.1	75.2	225.3
Depreciation and amortization	—	—	123.9	41.1	165.0
2019
Net sales	$3,269.8	$2,077.6	$5,347.4	$—	$5,347.4
Operating income excluding special charges and transaction and integration expenses	676.3	302.2	978.5	—	978.5
Income from unconsolidated operations	31.8	9.1	40.9	—	40.9
Assets	—	—	9,950.3	411.8	10,362.1
Capital expenditures	—	—	121.8	51.9	173.7
Depreciation and amortization	—	—	118.0	40.8	158.8
2018
Net sales	$3,247.0	$2,055.8	$5,302.8	$—	$5,302.8
Operating income excluding special charges and transaction and integration expenses	637.1	292.8	929.9	—	929.9
Income from unconsolidated operations	29.5	5.3	34.8	—	34.8
Assets	—	—	10,015.8	240.6	10,256.4
Capital expenditures	—	—	126.3	42.8	169.1
Depreciation and amortization	—	—	115.0	35.7	150.7

A reconciliation of operating income excluding special charges and, for 2020 and 2018, transaction and integration expenses, to operating income for 2020, 2019 and 2018 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2020
Operating income excluding special charges and transaction and integration expenses	$780.9	$237.9	$1,018.8
Less: Special charges	5.5	1.4	6.9
Less: Transaction and integration expenses	7.5	4.9	12.4
Operating income	$767.9	$231.6	$999.5

2019
Operating income excluding special charges	$676.3	$302.2	$978.5
Less: Special charges	13.1	7.7	20.8
Operating income	$663.2	$294.5	$957.7

2018
Operating income excluding special charges and transaction and integration expenses	$637.1	$292.8	$929.9
Less: Special charges	10.0	6.3	16.3
Less: Transaction and integration expenses	15.0	7.5	22.5
Operating income	$612.1	$279.0	$891.1

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2020
Net sales	$3,445.9	$1,046.7	$1,108.7	$5,601.3
Long-lived assets	7,202.0	1,135.6	916.5	9,254.1
2019
Net sales	$3,226.3	$986.1	$1,135.0	$5,347.4
Long-lived assets	6,397.0	1,032.4	875.4	8,304.8
2018
Net sales	$3,145.0	$1,021.1	$1,136.7	$5,302.8
Long-lived assets	6,411.0	1,057.1	874.6	8,342.7
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet and cash flow follow:

For the year ended November 30 (millions)	2020	2019	2018
Other income, net
Pension and other postretirement benefit income	$10.0	17.7	12.2
Interest income	7.8	10.1	7.1
Other	(0.2)	(1.1)	5.5
	$17.6	$26.7	$24.8

At November 30 (millions)	2020	2019
Inventories
Finished products	$499.3	$413.3
Raw materials and work-in-process	533.3	387.9
	$1,032.6	$801.2
Prepaid expenses	$38.0	$36.0
Other current assets	60.9	54.7
	$98.9	$90.7
Property, plant and equipment
Land and improvements	$87.2	$67.5
Buildings (including capital lease)	698.2	658.5
Machinery, equipment and other	1,102.9	1,007.8
Construction-in-progress	125.5	85.8
Accumulated depreciation	(985.4)	(867.0)
	$1,028.4	$952.6
Other long-term assets
Investments in affiliates	$193.0	$186.0
Long-term investments	129.9	124.4
Right of use asset	136.8	—
Software, net of accumulated amortization $281.8 for 2020 and $275.0 for 2019	116.0	76.4
Other	176.3	120.3
	$752.0	$507.1
Other accrued liabilities
Payroll and employee benefits	$260.7	$184.9
Sales allowances	183.3	137.2
Dividends payable	90.7	82.4
Other	328.9	204.6
	$863.6	$609.1
Other long-term liabilities
Pension	$286.1	$226.9
Postretirement benefits	66.2	62.7
Operating lease liability	103.5	—
Unrecognized tax benefits	46.0	37.6
Other	120.4	100.4
	$622.2	$427.6

For the year ended November 30 (millions)	2020	2019	2018
Depreciation	$121.1	$113.6	$104.8
Software amortization	12.4	13.7	14.0
Interest paid	134.1	169.8	179.8
Income taxes paid	183.3	137.2	154.6
Dividends paid per share were $1.24 in 2020, $1.14 in 2019 and $1.04 in 2018. Dividends declared per share were $1.27 in 2020, $1.17 in 2019, and $1.07 in 2018.

18.  SELECTED QUARTERLY DATA (UNAUDITED)

(millions except per share data)	First	Second	Third	Fourth
2020
Net sales	$1,212.0	$1,401.1	$1,430.3	$1,557.9
Gross profit	469.9	579.5	590.3	660.7
Operating income	194.2	257.4	273.0	274.9
Net income	144.7	195.9	206.1	200.7
Basic earnings per share	0.54	0.74	0.77	0.75
Diluted earnings per share	0.54	0.73	0.76	0.74
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.31	0.31	0.31	0.31
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.31	0.31	0.65
2019
Net sales	$1,231.5	$1,301.9	$1,329.2	$1,484.8
Gross profit	466.9	508.5	539.9	630.0
Operating income	196.9	208.1	253.5	299.2
Net income	148.0	149.4	191.9	213.4
Basic earnings per share	0.56	0.56	0.72	0.80
Diluted earnings per share	0.55	0.56	0.72	0.79
Dividends paid per share—
Common Stock and Common Stock Non-Voting	0.28	0.29	0.28	0.29
Dividends declared per share—
Common Stock and Common Stock Non-Voting	—	0.29	0.28	0.60

Operating income for the first quarter of 2020 included $1.0 million of special charges, with an after-tax impact of $0.7 million and no per share impact for both basic and diluted earnings per share. Operating income for the second quarter of 2020 included $2.9 million of special charges, with an after-tax impact of $2.0 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the third quarter of 2020 included $0.1 million of special charges, with an after-tax impact of $0.1 million and no per share impact for both basic and diluted earnings per share. Operating income for the fourth quarter of 2020 included $2.9 million of special charges, with an after-tax impact of $2.0 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the fourth quarter of 2020 included $12.4 million of transaction and integration expenses, with an after-tax impact of $10.5 million and a per share impact of $0.04 for both basic and diluted earnings per share.

Operating income for the first quarter of 2019 included $2.1 million of special charges, with an after-tax impact of $1.6 million and a per share impact of $0.01 for both basic and diluted earnings per share. Operating income for the second quarter of 2019 included $7.1 million of special charges, with an after-tax impact of $5.4 million and a per share impact of $0.02 for both basic and diluted earnings per share. Operating income for the third quarter of 2019 included $7.7 million of special charges, with an after-tax impact of $6.1 million and a per share impact of $0.01 for both basic and diluted earnings per share. Net income for the third quarter of 2019 included $1.5 million of non-recurring income tax benefit related to enactment of the U.S. Tax Act, with no per share impact for both basic and diluted earnings per share. Operating income for the fourth quarter of 2019 included $3.9 million of special charges, with an after-tax impact of $3.0 million and a per share impact of $0.02 for both basic and diluted earnings per share.

See note 3 for details with respect to actions undertaken in connection with these special charges. See note 13 for details regarding the non-recurring income tax benefits related to enactment of the U.S. Tax Act.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

19.  SUBSEQUENT EVENT (UNAUDITED)
On December 30, 2020, we purchased FONA International, LLC and certain of its affiliates (FONA), a privately held company, for a purchase price of approximately $710 million, net of cash acquired, subject to certain customary purchase price adjustments. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA in fiscal 2021 expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and commercial paper.
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2020 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.” No change occurred in our “internal control over financial reporting” (as defined in Rule 13a-15(f)) during our last fiscal quarter which has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance” and “Election of Directors” in our 2021 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2021 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee and Fees of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 28, 2021, are included herein in Part II, Item 8.
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
3.  Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this item is incorporated herein by reference from the Exhibit Index included in this Report.
EXHIBIT INDEX

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.

(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

		Exhibit Number	Description
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

(xi)
Form of 2.50% Notes due 2030, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated April 13, 2020, File No. 1-14920, as filed with the Securities and Exchange Commission on April 16, 2020.

(xii)
Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xi) of McCormick’s Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(10)		Material contracts

(i)
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

(ii)
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

		Exhibit Number	Description
(iii)
The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*

(iv)
The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*

(v)
Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(vi) of McCormick’s Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(vi)
Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(vii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(vii)
Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(viii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(viii)
Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(ix) of McCormick’s Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(ix)
Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(x) of McCormick’s Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(x)
Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.

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

		Exhibit Number	Description
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

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2020, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.
(104)		Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2020, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

	*	Management contract or compensatory plan or arrangement.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 28, 2021
	Lawrence E. Kurzius	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 28, 2021
	Lawrence E. Kurzius	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 28, 2021
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ CHRISTINA M. MCMULLEN	Vice President & Controller	January 28, 2021
	Christina M. McMullen	Chief Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ ANNE L. BRAMMAN	January 28, 2021
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 28, 2021
Michael A. Conway

/s/ FREEMAN A. HRABOWSKI, III	January 28, 2021
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 28, 2021
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 28, 2021
Patricia Little

/s/ MICHAEL D. MANGAN	January 28, 2021
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 28, 2021
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 28, 2021
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 28, 2021
Gary M. Rodkin

/s/ W. ANTHONY VERNON	January 28, 2021
W. Anthony Vernon

/s/ JACQUES TAPIERO	January 28, 2021
Jacques Tapiero

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2020:
Allowance for doubtful receivables	$5.6	$0.8	$(1.4)	$0.2	$5.2
Valuation allowance on net deferred tax assets	32.4	11.8	(0.1)	(12.6)	31.5
	$38.0	$12.6	$(1.5)	$(12.4)	$36.7
Deducted from asset accounts:
Year ended November 30, 2019:
Allowance for doubtful receivables	$6.4	$1.1	$(1.8)	$(0.1)	$5.6
Valuation allowance on net deferred tax assets	32.9	2.6	(0.5)	(2.6)	32.4
	$39.3	$3.7	$(2.3)	$(2.7)	$38.0
Deducted from asset accounts:
Year ended November 30, 2018:
Allowance for doubtful receivables	$6.6	$1.1	$(0.6)	$(0.7)	$6.4
Valuation allowance on net deferred tax assets	26.0	11.1	(2.2)	(2.0)	32.9
	$32.6	$12.2	$(2.8)	$(2.7)	$39.3