Form 10-Q
period 2021-02-28
MCCORMICK & CO INC
filed 2021-03-30
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2021
Common Stock	18,032,535
Common Stock Non-Voting	249,002,627

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended
	February 28, 2021	February 29, 2020
Net sales	$1,481.5	$1,212.0
Cost of goods sold	904.0	742.1
Gross profit	577.5	469.9
Selling, general and administrative expense	321.3	274.7
Transaction and integration expenses	18.8	—
Special charges	1.1	1.0
Operating income	236.3	194.2
Interest expense	33.8	35.3
Other income, net	4.6	5.5
Income from consolidated operations before income taxes	207.1	164.4
Income tax expense	58.6	30.1
Net income from consolidated operations	148.5	134.3
Income from unconsolidated operations	13.3	10.4
Net income	$161.8	$144.7
Earnings per share – basic	$0.61	$0.54
Earnings per share – diluted	$0.60	$0.54
Average shares outstanding – basic	267.1	266.0
Average shares outstanding – diluted	269.9	268.7
Cash dividends paid per share – voting and non-voting	$0.34	$0.31
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	February 28, 2021	February 29, 2020
Net income	$161.8	$144.7
Net income attributable to non-controlling interest	0.8	0.9
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans	1.1	2.4
Currency translation adjustments	45.7	(20.0)
Change in derivative financial instruments	(1.0)	(0.7)
Deferred taxes	3.0	(1.7)
Total other comprehensive income (loss)	48.8	(20.0)
Comprehensive income	$211.4	$125.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2021	November 30, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$256.1	$423.6
Trade accounts receivable, net	515.9	528.5
Inventories, net
Finished products	544.4	499.3
Raw materials and work-in-process	529.0	533.3
	1,073.4	1,032.6
Prepaid expenses and other current assets	109.3	98.9
Total current assets	1,954.7	2,083.6
Property, plant and equipment, net	1,070.8	1,028.4
Goodwill	5,397.0	4,986.3
Intangible assets, net	3,500.9	3,239.4
Other long-term assets	761.7	752.0
Total assets	$12,685.1	$12,089.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$594.3	$886.7
Current portion of long-term debt	265.9	263.9
Trade accounts payable	967.4	1,032.3
Other accrued liabilities	596.1	863.6
Total current liabilities	2,423.7	3,046.5
Long-term debt	4,739.2	3,753.8
Deferred taxes	739.5	727.2
Other long-term liabilities	618.0	622.2
Total liabilities	8,520.4	8,149.7
Shareholders’ Equity
Common stock	495.4	484.0
Common stock non-voting	1,503.0	1,497.3
Retained earnings	2,573.6	2,415.6
Accumulated other comprehensive loss	(422.5)	(470.8)
Total McCormick shareholders' equity	4,149.5	3,926.1
Non-controlling interests	15.2	13.9
Total shareholders’ equity	4,164.7	3,940.0
Total liabilities and shareholders’ equity	$12,685.1	$12,089.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended
	February 28, 2021	February 29, 2020
Operating activities
Net income	$161.8	$144.7
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	48.1	41.9
Stock-based compensation	14.2	6.4
Amortization of inventory fair value adjustments associated with acquisitions	6.3	—
Income from unconsolidated operations	(13.3)	(10.4)
Changes in operating assets and liabilities	(256.3)	(148.9)
Dividends from unconsolidated affiliates	7.0	11.1
Net cash flow (used in) provided by operating activities	(32.2)	44.8
Investing activities
Acquisition of businesses (net of cash acquired)	(706.6)	—
Capital expenditures (including software)	(48.6)	(38.5)
Other investing activities	—	0.2
Net cash flow used in investing activities	(755.2)	(38.3)
Financing activities
Short-term borrowings, net	(292.4)	125.2
Long-term debt borrowings	1,000.4	—
Payment of debt issuance costs	(1.1)	—
Long-term debt repayments	(1.8)	(20.5)
Proceeds from exercised stock options	3.6	7.7
Taxes withheld and paid on employee stock awards	(5.1)	(3.0)
Common stock acquired by purchase	(0.1)	(19.9)
Dividends paid	(90.8)	(82.4)
Net cash flow provided by financing activities	612.7	7.1
Effect of exchange rate changes on cash and cash equivalents	7.2	1.8
(Decrease) increase in cash and cash equivalents	(167.5)	15.4
Cash and cash equivalents at beginning of period	423.6	155.4
Cash and cash equivalents at end of period	$256.1	$170.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2021
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	161.8	—	—	161.8
Net income attributable to non-controlling interest			—	—	—	0.8	0.8
Other comprehensive income, net of tax			—	—	48.3	0.5	48.8
Stock-based compensation			14.2	—	—	—	14.2
Shares purchased and retired	(0.1)	—	(1.6)	(3.8)	—	—	(5.4)
Shares issued	0.2	—	4.5	—	—	—	4.5
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, February 28, 2021	18.0	249.0	$1,998.4	$2,573.6	$(422.5)	$15.2	$4,164.7

Three months ended February 29, 2020
Balance, November 30, 2019	18.6	247.2	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	144.7	—	—	144.7
Net income attributable to non-controlling interest			—	—	—	0.9	0.9
Other comprehensive loss, net of tax			—	—	(19.3)	(0.7)	(20.0)
Stock-based compensation			6.4	—	—	—	6.4
Shares purchased and retired	—	(0.2)	(2.7)	(20.6)	—	—	(23.3)
Shares issued	0.2	—	9.2	—	—	—	9.2
Equal exchange	(0.3)	0.3	—	—	—	—	—
Balance, February 29, 2020	18.5	247.3	$1,901.5	$2,179.9	$(519.5)	$12.7	$3,574.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. In September 2020, our Board of Directors approved a 2-for-1 stock split in the form of a stock dividend on all shares of the Company's two classes of stock, Common Stock and Common Stock Non-Voting. Trading of the Company's common stock began on a split-adjusted basis on December 1, 2020. All common stock and per-share data have been retroactively adjusted for the impact of the stock split.
The results of consolidated operations for the three-month period ended February 28, 2021 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2020.
Impact of COVID-19
On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitation on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the three months ended February 28, 2021 and February 29, 2020, based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.

We are partnering with our customers to react to consumer demand changes associated with COVID-19. The effects of COVID-19 on consumer behavior have, on a net basis, favorably impacted the operating results of our consumer segment and unfavorably impacted the operating results of our flavor solutions segment in the three months ended February 28, 2021. The impact of COVID-19 on our consumer segment during that period resulted in a significant increase in at-home consumption and related demand for our products. The unfavorable impact on our flavor solutions segment during the same period was principally attributable to decreased demand from certain customers that were affected by government mandates related to COVID-19 in many of our markets. Those measures impacting our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery. Those negative impacts in our flavor solutions segment were partially offset by increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption. The impact of the global COVID-19 pandemic on our consolidated operating results during the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

As the COVID-19 pandemic progresses, we expect the largest factor impacting our fiscal 2021 performance will be the relative balance of at-home versus away-from-home food demand. The pace and shape of the COVID-19 recovery as well as the impact and extent of potential resurgences is not presently known.

Revenue Recognition

The following supplements the description of our accounting policies with respect to revenue recognition contained in note 1 of notes to consolidated financial statements included in our Form 10-K for the year ended November 30, 2020: Our revenue arrangements generally include a single performance obligation relating to the fulfillment of a customer order, which in some cases are governed by a master sales agreement, for the purchase of our products. We recognize revenue at a point in time when control of the ordered products passes to the customer, which principally occurs either upon shipment or delivery to the customer or upon pick-up by the customer, depending upon terms included in the particular customer arrangement.
Accounting Pronouncements Adopted in 2021

In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other Topics (Topic 350)—Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This new standard was adopted effective December 1, 2020 and will be applied upon recognition of any future goodwill impairment charge. We do not expect this ASU to have a material impact on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which instituted a new model for recognizing credit losses on financial instruments that are not measured at fair value. This standard was adopted by the Company on December 1, 2020. As this ASU did not have a material impact on our consolidated financial statements upon adoption, a cumulative-effect adjustment to retained earnings was not necessary.
Recently Issued Accounting Pronouncements — Pending Adoption
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
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationship, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

2.     ACQUISITIONS

Acquisitions are part of our strategy to increase sales and profits.
Acquisition of Cholula Hot Sauce
On November 30, 2020, we completed the acquisition of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $803.0 million, net of cash acquired, subject to certain customary purchase price adjustments. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which we believe broadens our offerings in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.

The purchase price of Cholula was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as further described in note 2 of the financial statements in our 2020 Annual Report on Form 10-K for the year ended November 30, 2020. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $4.9 million that was recognized in cost of goods sold during the three months ended February 28, 2021, as the related inventory was sold. During the first quarter of 2021, we adjusted our preliminary purchase accounting associated with the acquired assets and liabilities which increased goodwill by $1.2 million.

Independent valuations of the fair value of acquired assets and liabilities of Cholula, including identified intangible assets and goodwill, remain in process as of February 28, 2021, but will be finalized within the allowable measurement period.
Acquisition of FONA International, LLC
On December 30, 2020, we purchased FONA International, LLC and certain of its affiliates (FONA), a privately held company, for a purchase price of approximately $706.6 million, net of cash acquired, subject to certain customary purchase price adjustments. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA in fiscal 2021 expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and commercial paper. At the time of the acquisition, annual sales of FONA were approximately $114 million. The results of FONA’s operations have been included in our financial statements as a component of our flavor solutions segments from the date of acquisition.
The purchase price of FONA was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on in-process independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, a number of which are subject to finalization. The preliminary allocation, net of cash acquired, of the fair value of the FONA acquisition is summarized in the table below (in millions):

Trade accounts receivable	$12.4
Inventories	10.3
Goodwill	389.6
Intangible assets	266.0
Property, plant and equipment	36.3
Other assets	5.5
Trade accounts payable	(3.6)
Other accrued liabilities	(9.9)
Total	$706.6
We determined the preliminary fair value of intangible assets using the following methodologies. We valued the acquired brand names and trademarks and intellectual property using the relief from royalty method, an income approach. We valued the acquired customer relationships using the excess earnings method, an income approach. Some of the more significant assumptions inherent in developing the preliminary valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, operating profit margin, and working capital/contributory asset charges), royalty rates, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $1.4 million that was recognized in cost of goods sold during the three months ended February 28, 2021, as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
The preliminary valuation of the acquired net assets of FONA includes $49.0 million allocated to indefinite-lived brand assets, $173.0 million allocated to customer relationships with a weighted-average life of 15 years and $44.0 million allocated to intellectual property with a weighted-average life of 12 years. As a result of the acquisition, we recognized a total of $389.6 million of goodwill. That goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Our aggregate income tax basis in the acquired intangible assets and goodwill approximates their aggregate book value at the acquisition date. The final allocation of the fair value of the acquired net assets of FONA, including the residual amount of goodwill, was not complete as of February 28, 2021, but will be finalized within the allowable measurement period.
Transaction and Integration Expenses Associated with the Cholula and FONA Acquisitions

We expect transaction and integration expenses related to our acquisitions of Cholula and FONA to total approximately $35 million and $30 million, respectively. Of those total transaction and integration expenses, transaction expenses of $12.4 million were incurred in 2020. We incurred an additional $25.1 million of transaction and integration costs related to Cholula and FONA during the three months ended February 28, 2021. We anticipate incurring the remainder of those transaction and integration expenses in the balance of fiscal 2021.
The following are the transaction and integration expenses recognized during the three months ended February 28, 2021 relating to the Cholula and FONA acquisitions (in millions):

2021
Transaction-related expenses included in cost of goods sold	$6.3
Other transaction expenses	13.8
Integration expenses	5.0
Total transaction and integration expenses	$25.1

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

The following is a summary of special charges recognized in the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Employee severance and related benefits	$0.3	$0.3
Other costs	0.8	0.7
Total	$1.1	$1.0

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

We expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to the initiative. While no special charges were incurred relating to our GE initiative during the three months ended February 28, 2021, we have spent a cumulative total of $39.9 million on this initiative through that date.

During the three months ended February 28, 2021, we recorded $1.1 million of special charges consisting of $0.6 million of streamlining actions in EMEA and $0.5 million of streamlining actions in the Americas.

During the three months ended February 29, 2020, we recorded $1.0 million of special charges, all of which related to our GE initiative, including $0.5 million of third-party expenses, $0.3 million related to employee severance and related benefits, and $0.2 million related to other costs.

As of February 28, 2021, reserves associated with special charges, which are expected to be paid during the remainder of fiscal year 2021, are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segments of special charges for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Consumer segment	$0.8	$0.6
Flavor solutions segment	0.3	0.4
Total special charges	$1.1	$1.0

4.    GOODWILL

The changes in the carrying amount of goodwill by business segment for the three months ended February 28, 2021 are as follows (in millions):

	2021
	Consumer	Flavor Solutions
Beginning of the year	$3,711.2	$1,275.1
Increases in goodwill from acquisition	—	389.6
Changes in preliminary purchase price allocation	0.8	0.4
Foreign currency fluctuations	15.6	4.3
Balance as of the end of period	$3,727.6	$1,669.4

During the three months ended February 28, 2021, a preliminary valuation of the net assets of FONA acquired in December 2020, resulted in the assignment of $389.6 million of goodwill to the flavor solutions segment. During the three months ended February 28, 2021, we have made changes in the preliminary allocation of the purchase price of Cholula which resulted in an increase in goodwill of $0.8 million to the consumer segment and $0.4 million to the flavor solutions segment.

5.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
In February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with cash proceeds received of $495.7 million, net of discounts and underwriters' fees. Also in February 2021, we issued $500.0 million of 1.85% notes due February 15, 2031, with cash proceeds received of $492.8 million, net of discounts and underwriters' fees. Interest is payable semiannually on both of these notes in arrears in February and August of each year. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to finance our acquisitions of Cholula and FONA, and for general corporate purposes.
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

At February 28, 2021, we had foreign currency exchange contracts to purchase or sell $558.9 million of foreign currencies as compared to $383.8 million at November 30, 2020. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. All foreign currency exchange contracts outstanding at February 28, 2021 have durations of less than 18 months, including $170.3 million of notional contracts that have durations of less than seven days and are used to hedge short-term cash flow funding.

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

We also enter into fair value foreign currency exchange contracts to manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. At February 28, 2021, the notional value of these contracts was $423.0 million. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as other income, net.

We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. As of February 28, 2021, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

As of February 28, 2021, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on these swap contracts was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, other long-term assets, other accrued liabilities or other long-term liabilities, depending upon their nature and maturity. Hedge ineffectiveness was not material.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2021	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$31.2	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	110.8	2.7	Other accrued liabilities	448.1	13.2
Cross currency contracts	Other current assets / Other long-term assets	267.9	0.2	Other long-term liabilities	270.7	21.3
Total			$34.1			$34.5

As of November 30, 2020	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$43.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	27.5	1.4	Other accrued liabilities	356.3	8.2
Cross currency contracts	Other current assets / Other long-term assets	—	—	Other long-term liabilities	524.4	18.8
Total			$44.5			$27.0

The following tables disclose the impact of derivative instruments on our other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and our consolidated income statement for the three-month periods ended February 28, 2021 and February 29, 2020 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended February 28, 2021	Three months ended February 29, 2020
Interest rate contracts	Interest expense	$2.0	$0.5

Three months ended	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		February 28, 2021	February 29, 2020	Hedged item		February 28, 2021	February 29, 2020
Foreign exchange contracts	Other income, net	$(2.1)	$(2.2)	Intercompany loans	Other income, net	$2.4	$2.0

The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three-months ended February 28, 2021 and February 29, 2020.

Cash Flow Hedges
Three months ended
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020
Interest rate contracts	$0.3	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	(1.6)	0.6	Cost of goods sold	0.3	0.4
Total	$(1.3)	$0.6		$0.4	$0.5

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $1.1 million as a decrease to earnings.

Net Investment Hedges
Three months ended
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	February 28, 2021	February 29, 2020		February 28, 2021	February 29, 2020
Cross currency contracts	$(2.0)	$0.2	Interest expense	$0.4	$1.3
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
At February 28, 2021 and November 30, 2020, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2021
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$256.1	$256.1	$—
Insurance contracts	124.1	—	124.1
Bonds and other long-term investments	6.2	6.2	—
Interest rate derivatives	31.2	—	31.2
Foreign currency derivatives	2.7	—	2.7
Cross currency contracts	0.2	—	0.2
Total	$420.5	$262.3	$158.2
Liabilities
Foreign currency derivatives	$13.2	$—	$13.2
Cross currency contracts	21.3	—	21.3
Total	$34.5	$—	$34.5

		November 30, 2020
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$423.6	$423.6	$—
Insurance contracts	126.0	—	126.0
Bonds and other long-term investments	3.9	3.9	—
Interest rate derivatives	43.1	—	43.1
Foreign currency derivatives	1.4	—	1.4
Total	$598.0	$427.5	$170.5
Liabilities
Foreign currency derivatives	$8.2	$—	$8.2
Cross currency contracts	18.8	—	18.8
Total	$27.0	$—	$27.0
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	February 28, 2021	November 30, 2020
Carrying amount	$5,005.1	$4,017.7
Fair value	5,274.7	4,357.1

Level 1 valuation techniques	$5,068.8	$4,161.3
Level 2 valuation techniques	205.9	195.8
Total fair value	$5,274.7	$4,357.1
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

7.EMPLOYEE BENEFIT AND RETIREMENT PLANS

We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We also contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. During fiscal years 2018 and 2017, we made significant changes to our employee benefit and retirement plans that froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations. Although our defined benefit plans in the U.S., United Kingdom and Canada have been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.

The following table presents the components of our pension expense (income) of the defined benefit plans for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	United States		International
	2021	2020	2021	2020
Defined benefit plans
Service cost	$0.9	$0.8	$0.3	$0.2
Interest costs	6.5	7.3	1.7	1.9
Expected return on plan assets	(10.3)	(10.1)	(3.5)	(3.8)
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net actuarial losses	2.8	2.0	0.6	0.5
Total pension expense (income)	$—	$0.1	$(0.9)	$(1.2)

During the three months ended February 28, 2021 and February 29, 2020, we contributed $2.3 million and $1.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2020 were $11.9 million.
The following table presents the components of our other postretirement benefits expense (income) for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Other postretirement benefits
Service cost	$0.5	$0.5
Interest costs	0.4	0.5
Amortization of prior service credits	(0.1)	(1.1)
Amortization of net actuarial gains	—	(0.1)
Total other postretirement benefits expense (income)	$0.8	$(0.2)

All of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(1.8) million and $(2.8) million for the three months ended February 28, 2021 and February 29, 2020, respectively.

8.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and, beginning in the fourth quarter of 2020, price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Stock-based compensation expense	$14.2	$6.4
Our 2021 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2020 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2021 and February 29, 2020:

	2021		2020
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.5	$53.56	5.2	$48.09
Exercised	(0.1)	39.30	(0.2)	35.19
Outstanding at end of the period	4.4	$53.62	5.0	$48.47
Exercisable at end of the period	3.2	$47.95	3.6	$43.73
As of February 28, 2021, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $135.2 million and for options currently exercisable was $115.0 million. The total intrinsic value of all options exercised during the three months ended February 28, 2021 and February 29, 2020 was $2.2 million and $8.6 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2021 and February 29, 2020:

	2021		2020
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	714	$61.74	762	$57.95
Granted	10	91.85	—	—
Vested	(10)	47.70	(8)	35.01
Forfeited	(6)	65.74	(10)	60.22
Outstanding at end of period	708	$62.34	744	$58.20
The following is a summary of our Price-Vested Stock Options activity for the three months ended February 28, 2021:

(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,482	$9.40
Granted	15	9.66
Forfeited	(13)	9.40
Outstanding at end of period	2,484	$9.40
The following is a summary of our LTPP activity for the three months ended February 28, 2021 and February 29, 2020:

	2021		2020
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	382	$71.20	392	$57.98
Granted	141	98.30	130	84.37
Vested	(121)	50.95	(88)	44.98
Forfeited	(5)	82.59	(2)	68.48
Outstanding at end of period	397	$86.89	432	$68.52

9.    INCOME TAXES

Income taxes for the three months ended February 28, 2021 included $5.3 million of net discrete tax expense consisting principally of the following: (i) $11.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, (ii) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, and (iii) $1.2 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits associated with the resolution of tax uncertainties.

Income taxes for the three months ended February 29, 2020 included $10.4 million of net discrete tax benefits consisting principally of the following: (i) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter, (ii) $1.8 million of excess tax benefits associated with share-based compensation, and (iii) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from enacted legislation in certain non-U.S. jurisdictions.
Other than additions for current year tax positions and the reversal of unrecognized tax benefits noted above, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2021.

As of February 28, 2021, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.    CAPITAL STOCK AND EARNINGS PER SHARE

The following table sets forth the reconciliation of average shares outstanding for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Average shares outstanding – basic	267.1	266.0
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.8	2.7
Average shares outstanding – diluted	269.9	268.7

The following table sets forth the stock options and RSUs for the three months ended February 28, 2021 and February 29, 2020 that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	2021	2020
Anti-dilutive securities	—	0.2

The following table sets forth the common stock activity for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.2	0.2
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, LTPP and employee stock purchase programs	0.1	0.2
As of February 28, 2021, $584.6 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	February 28, 2021	November 30, 2020
Foreign currency translation adjustment (1)	$(124.9)	$(174.0)
Unrealized gain (loss) on foreign currency exchange contracts	(1.7)	(0.4)
Unamortized value of settled interest rate swaps	—	(0.1)
Pension and other postretirement costs	(295.9)	(296.3)
Accumulated other comprehensive loss	$(422.5)	$(470.8)
(1)During the three months ended February 28, 2021, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $49.1 million, including the impact of a $2.0 million increase associated with net investment hedges. These net investment hedges are more fully described in note 5.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the three months ended February 28, 2021 and February 29, 2020 (in millions):

			Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	2021	2020
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	(0.3)	(0.4)	Cost of goods sold
Total before tax	(0.4)	(0.5)
Tax effect	0.1	0.1	Income taxes
Net, after tax	$(0.3)	$(0.4)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$—	$(1.0)	Other income, net
Amortization of net actuarial losses (1)	3.4	2.4	Other income, net
Total before tax	3.4	1.4
Tax effect	(0.8)	(0.3)	Income taxes
Net, after tax	$2.6	$1.1
(1) This accumulated other comprehensive income (loss) component, including settlement losses, is included in the computation of total pension expense and other postretirement benefits expense (refer to note 7 for additional details).

12.    BUSINESS SEGMENTS

We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “OLD BAY”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Cholula”, “Schwartz”, “Club House”, “Kamis”, “Kohinoor”, “DaQiao”, “La Drogheria”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
We measure segment performance based on operating income excluding special charges, as this activity is managed separately from the business segments. We also exclude transaction and integration expenses related to our acquisitions of Cholula and FONA from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in Cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2021
Net sales	$946.8	$534.7	$1,481.5
Operating income excluding special charges and transaction and integration expenses	189.9	72.6	262.5
Income from unconsolidated operations	10.8	2.5	13.3

Three months ended February 29, 2020
Net sales	$699.5	$512.5	$1,212.0
Operating income excluding special charges	119.6	75.6	195.2
Income from unconsolidated operations	7.8	2.6	10.4

A reconciliation of operating income excluding special charges and, for 2021, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 28, 2021
Operating income excluding special charges and transaction and integration expenses	$189.9	$72.6	$262.5
Less: Special charges	0.8	0.3	1.1
Less: Transaction-related expenses included in cost of goods sold	4.0	2.3	6.3
Less: Other transaction and integration expenses	4.2	14.6	18.8
Operating income	$180.9	$55.4	$236.3

Three months ended February 29, 2020
Operating income excluding special charges	$119.6	$75.6	$195.2
Less: Special charges	0.6	0.4	1.0
Operating income	$119.0	$75.2	$194.2

The following table sets forth our net sales, by geographic area, for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended February 28, 2021	$964.8	$302.4	$214.3	$1,481.5
Three months ended February 29, 2020	819.6	250.3	142.1	1,212.0

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment.

MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information – more fully described below under the caption Non-GAAP Financial Measures – that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data. On November 30, 2020, the Company effected a two-for-one stock split in the form of a stock dividend on all shares of the Company’s two classes of common stock. On November 30, one like share was issued for each share outstanding to shareholders of record as of November 20, 2020. All common stock and per share data have been retroactively adjusted to reflect the stock split.

Business profile
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and the foodservice business. In fiscal year 2020, approximately 40% of our sales were outside of the U.S. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.

Recent Events
On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitations on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the three months ended February 28, 2021 and February 29, 2020 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities. As the COVID-19 pandemic continues, we expect the largest factor impacting our fiscal 2021 performance will be the relative balance of at-home versus away-from-home food demand.

We are partnering with our customers to react to consumer demand changes associated with COVID-19. The effects of COVID-19 on consumer behavior have, on a net basis, favorably impacted the operating results of our consumer segment and unfavorably impacted the operating results of our flavor solutions segment in the three months ended February 28, 2021. The impact of COVID-19 on our consumer segment during that period resulted in a significant increase in at-home consumption and related demand for our products. The unfavorable impact on our flavor solutions segment during the same period was principally attributable to decreased demand from certain customers that were affected by government mandates related to COVID-19 in many of our markets. Those measures impacting our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through, pick-up or delivery. Those negative impacts in our flavor solutions segment were partially offset by increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption. The impact of the global COVID-19 pandemic on our consolidated operating results during the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. Our operations in China saw a sharp drop in sales during the three months ended February 29, 2020, with sales declining by $43 million from the corresponding period in fiscal 2019.

In early fiscal 2021, vaccines effective in combating COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. We expect that administration of the COVID-19 vaccines to substantial numbers of the population is unlikely to occur in the more significant jurisdictions in which we operate until mid- to late-2021 in the Americas and EMEA and until 2022 in the Asia Pacific region. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and, as a result, actual vaccination results are likely to vary from these expectations. The pace and shape of the COVID-19 recovery described above as well as the impact and extent of potential resurgences is not presently known. These and other uncertainties with respect to COVID-19 could result in changes to our current expectations in addition to a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable or, in the case of significant increased demand for our product, incapability of fulfilling that increased demand. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes related to COVID-19 which could adversely impact our business, financial condition, or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Acquisitions
Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2015, we have completed nine acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Information with respect to our recent acquisitions is provided below:

•On December 30, 2020, we acquired FONA International, LLC and certain of its affiliates (FONA), a privately owned company, for approximately $707 million, net of cash acquired, subject to certain customary purchase price adjustments. We financed this fiscal 2021 acquisition with cash and commercial paper. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets which expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform, strengthens our capabilities, and accelerates the strategic migration of our portfolio to more value-added and technically insulated products.
•On November 30, 2020, we acquired the parent company of Cholula Hot Sauce® (Cholula) from L Catterton for approximately $803 million, net of cash acquired, subject to certain customary purchase price adjustments. We financed this fiscal 2020 acquisition with cash and commercial paper. Cholula is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce in both our consumer and flavor solutions segments.
•In February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. At the same time, we issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to finance our acquisitions of FONA and Cholula, and for general corporate purposes. For further information regarding our issuance of these notes, see note 5 of the accompanying notes to consolidated financial statements.

As described below under the caption 2021 Outlook, the FONA and Cholula acquisitions are expected to contribute more than one-third of our sales growth in 2021.

2021 Outlook
In 2021, we expect to grow net sales over the 2020 level by 8% to 10%, including an estimated 2% favorable impact from currency rates, or 6% to 8% on a constant currency basis. That anticipated 2021 sales growth includes the incremental impact of the Cholula and FONA acquisitions, which we expect to comprise 3.5% to 4.0% of the expected 8% to 10% sales growth, and higher volume and product mix driven by our category management, brand marketing, new product, and differentiated customer engagement growth plans. We expect to have organic sales growth in both our consumer and flavor solutions segments.

We expect our 2021 gross profit margin to decline 10 basis points from our gross profit margin of 41.1% in 2020. The projected 2021 decline in gross profit margin is principally due to (i) expected accretion from our acquisitions of Cholula and FONA, net of transaction and integration expenses of $6.3 million related to the amortization of the step-up of the acquired inventories of Cholula and FONA to fair value, (ii) anticipated unfavorable sales mix in 2021 between our consumer and flavor solutions segments as compared to 2020, (iii) an expected increase in COVID-19 related expenses of approximately $10 million in 2021 over the 2020 level, and (iv) an anticipated low-single-digit level of inflation in 2021 compared to 2020. Excluding the $6.3 million of transaction and integration expenses related to our acquisitions of Cholula and FONA included in our projected range of gross profit margin anticipated in 2021, we expect our adjusted gross profit margin to be comparable to our 2020 gross profit margin of 41.1%.

In 2021, we expect an increase in operating income of 5% to 7%, which includes an estimated 2% favorable impact from currency rates, over the 2020 level. The projected range of change in operating income in 2021 reflects an expected increase of approximately $30 million in expense related to our global ERP replacement program over the fiscal 2020 level. Our CCI-led cost savings target in 2021 is approximately $110 million and approximates the $113 million of CCI-led cost savings realized in 2020. We anticipate transaction and integration expenses related to the Cholula and FONA acquisitions of approximately $50 million to negatively impact operating income in 2021, as compared to $12.4 million of transaction and integration expenses in 2020. We also expect approximately $8 million of special charges in 2021 that relate to previously announced organization and streamlining actions; in 2020, special charges were $6.9 million. Excluding special charges and transaction and integration expenses, we expect 2021’s adjusted operating income to increase by 9% to 11%, which includes an estimated 2% favorable impact from currency rates, or to increase by 7% to 9% on a constant currency basis over the 2020 level.

Our underlying effective tax rate is projected to be higher in 2021 than in 2020. We estimate our effective tax rate, including the net favorable impact of anticipated discrete tax items, to approximate 24% in 2021 as compared to 19.8% in 2020. Excluding projected taxes associated with special charges and transaction and integration expenses, including the unfavorable impact in the first quarter of 2021 of a deferred state tax discrete tax item directly related to our acquisition of FONA that increased tax expense by $11.4 million, we estimate that our adjusted effective tax rate will approximate 23% in fiscal 2021, as compared to an adjusted effective tax rate of 19.9% in 2020.

Diluted earnings per share was $2.78 in 2020. Diluted earnings per share for 2021 is projected to range from $2.77 to $2.82. Excluding the per share impact of special charges and transaction and integration expenses of $0.01 and $0.04, respectively, adjusted diluted earnings per share was $2.83 in 2020. Adjusted diluted earnings per share (excluding an estimated per share impact from special charges of $0.02 and from transaction and integration expenses of $0.18, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA) is projected to range from $2.97 to $3.02 in 2021. We expect adjusted diluted earnings per share to grow by 5% to 7%, which includes a 2% favorable impact from currency rates, or to grow by 3% to 5% on a constant currency basis over adjusted diluted earnings per share of $2.83 in 2020.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2021	February 29, 2020
Net sales	$1,481.5	$1,212.0
Percent increase (decrease)	22.2%	(1.6)%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	15.2%	(2.5)%
Pricing actions	0.8%	1.1%
Acquisitions	4.0%	—%
Foreign exchange	2.2%	(0.2)%
Gross profit	$577.5	$469.9
Gross profit margin	39.0%	38.8%

Sales for the first quarter of 2021 increased by 22.2% from the prior year level and by 20.0% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Higher volume and favorable product mix increased sales by 15.2%, driven by sharply higher demand in the consumer segment across all regions. In the Americas and EMEA regions, growth was driven by increased consumption due to a shift in consumer behavior toward at-home meal preparation related to the continuation of measures imposed to mitigate the spread of COVID-19. Sales growth in the Americas also benefited from trade replenishment with certain customers. Sales growth was also favorably impacted by the Asia/Pacific region due largely to the strong rebound of our business in China, which had been significantly impacted by the COVID-19 outbreak in the first quarter of fiscal 2020 and accounted for 560 basis points of consolidated sales growth during the quarter ended February 28, 2021. Pricing actions added 0.8% to sales, while the incremental impact of the Cholula and FONA acquisitions added 4.0% to sales. Sales were also impacted by favorable foreign currency rates that increased net sales 2.2% compared to the year-ago quarter and is excluded from our measure of sales growth of 20.0% on a constant currency basis.

Gross profit for the first quarter of 2021 increased by $107.6 million, or 22.9%, over the comparable period in 2020. Our gross profit margin for the three months ended February 28, 2021 was 39.0%, an increase of 20 basis points from the prior year period. This improvement was driven by cost savings led by our Comprehensive Continuous Improvement ("CCI") program along with favorable product mix within and between our consumer and flavor solutions segments. These favorable impacts were offset, in part, by higher costs associated with COVID-19, higher conversion costs and increased material costs, each as compared to the prior year. The gross margin impact of COVID-19 during the three months ended February 28, 2021 reflected certain incremental costs, including the increased cost of production related to our temporary use of co-manufacturing arrangements that increased certain product costs as well as costs associated with measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning between shifts that reduced productivity. In addition, our gross profit for the three months ended February 28, 2021 was burdened by $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021. Excluding those transaction and integration expenses, adjusted gross profit margin rose 60 basis points from 38.8% in 2020 to 39.4% in 2021.

	Three months ended
	February 28, 2021	February 29, 2020
Selling, general & administrative expense (SG&A)	$321.3	$274.7
Percent of net sales	21.7%	22.7%
SG&A increased by $46.6 million in the first quarter of 2021 compared to the 2020 level, driven by (i) SG&A associated with the Cholula and FONA acquisitions, (ii) increased brand marketing costs, (iii) greater selling and distribution expenses associated with the higher sales volume, and (iv) increased performance-based employee incentive expense, including stock based compensation. SG&A as a percent of net sales decreased by 100 basis points from the prior year level, primarily as a result of the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 quarter, partially offset by the previously mentioned factors.

	Three months ended
	February 28, 2021	February 29, 2020
Total special charges	$1.1	$1.0

During the three months ended February 28, 2021, we recorded $1.1 million of special charges consisting of $0.6 million and $0.5 million related to streamlining actions in EMEA and the Americas, respectively.

During the three months ended February 29, 2020, we recorded $1.0 million of special charges related to our GE initiative.

	Three months ended
	February 28, 2021	February 29, 2020
Transaction expenses included in cost of goods sold	$6.3	$—
Other transaction and integration expenses	18.8	—
Total transaction and integration expenses	$25.1	$—

During the three months ended February 28, 2021, we recorded $25.1 million of transaction and integration expense related to our acquisitions of Cholula and FONA. These costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, (ii) $13.8 million of other transaction costs primarily related to outside advisory, service and consulting costs, and (iii) $5.0 million of integration expenses. We expect transaction and integration expenses related to our acquisitions of Cholula and FONA to negatively impact operating income in the remainder of fiscal 2021 by an additional $25 million.

	Three months ended
	February 28, 2021	February 29, 2020
Interest expense	$33.8	$35.3
Other income, net	4.6	5.5

Interest expense decreased by $1.5 million in the first quarter of 2021, compared to the same period in 2020, as an increase in average total borrowings was more than offset by a decrease in interest rates. Other income, net for the three months ended February 28, 2021 decreased by $0.9 million from the 2020 levels due principally to lower non-service cost income associated with our pension and postretirement benefit plans and lower interest income, which was partially offset by favorable net gains on non-operating foreign currency transactions, as compared to the prior year period.

	Three months ended
	February 28, 2021	February 29, 2020
Income from consolidated operations before income taxes	$207.1	$164.4
Income tax expense	58.6	30.1
Effective tax rate	28.3%	18.3%
The provision for income taxes is based on the then-current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits related to share-based compensation, changes in estimates of the outcome of tax matters related to prior years (including reversals of reserves upon the lapsing of statutes of limitations), provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, acquisition related deferred tax adjustments and the tax effects of intra-entity asset transfers (other than inventory).

Income taxes for the three months ended February 28, 2021 included $5.3 million of net discrete tax expense consisting principally of the following: (i) $11.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, partially offset by (ii) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets and (iii) $1.2 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits associated with the resolution of tax uncertainties.

Income taxes for the three months ended February 29, 2020 included $10.4 million of net discrete tax benefits consisting principally of the following: (i) $9.9 million of benefit associated with an intra-entity asset transfer that occurred during the quarter; (ii) $1.8 million of excess tax benefits associated with share-based compensation; and (iii) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from legislation enacted in certain non-U.S. jurisdictions.

	Three months ended
	February 28, 2021	February 29, 2020
Income from unconsolidated operations	$13.3	$10.4

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, for the three months ended February 28, 2021 increased by $2.9 million as compared to the corresponding period in fiscal 2020. The increase was attributable to higher earnings of our unconsolidated affiliates, primarily our largest joint venture, McCormick de Mexico, as compared to the prior year period.
The following table outlines the major components of the change in diluted earnings per share from 2020 to 2021:

Three months ended February 28,
2020 Earnings per share – diluted	$0.54
Increase in operating income	0.20
Increase in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	(0.12)
Increase in unconsolidated income	0.01
Decrease in interest expense	0.01
Impact of change in effective income tax rate, excluding taxes on special charges and transaction and integration expenses	(0.04)
2021 Earnings per share – diluted	$0.60

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. We also exclude transaction and integration expenses related to our acquisitions of Cholula and FONA from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in Cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. See note 12 of notes to the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.

CONSUMER SEGMENT

	Three months ended
	February 28, 2021	February 29, 2020
(in millions)
Net sales	$946.8	$699.5
Percent increase (decrease)	35.4%	(6.1)%
Segment operating income	$189.9	$119.6
Segment operating income margin	20.1%	17.1%

In the first quarter of 2021, sales of our consumer segment increased 35.4% as compared to the first quarter of 2020 and increased by 32.2% on a constant currency basis. That 35.4% increase was driven by sharply higher sales of our consumer business across each of our three regions - the Americas, EMEA and Asia/Pacific. In the Americas and EMEA regions, growth was driven by increased consumption due to a shift in consumer behavior toward at-home meal preparation related to the continuation of measures imposed to mitigate the spread of COVID-19. The sales increase in the Asia/Pacific region was driven by sharply higher sales of our consumer business in China, which includes the foodservice component, that contributed 820 basis points of the consumer segment’s sales increase of 35.4% in the first quarter of 2021 as our sales in China rebounded in comparison to sharply lower sales in the first quarter of 2020 when government-mandated measures to mitigate COVID-19 were first enacted. (Those sharply lower sales in China in the first quarter of 2020, as compared to the prior year period, accounted for 530 basis points of the consumer segment's sales decline of 6.1% during the three months ended February 29, 2020.) Favorable volume and product mix increased consumer segment sales by 28.6% in the first quarter of 2021 as compared to the same period last year as the continuation of measures imposed to mitigate the spread of COVID-19 and the related change in consumer behavior, resulted in a shift in consumer behavior toward at-home meal preparation. Pricing actions increased sales by 0.3% as compared to the prior year period, while the incremental impact of the Cholula acquisition in November 2020 added 3.3% to sales. Sales in the first quarter of 2021 reflected a favorable impact from foreign currency rates that increased consumer segment sales by 3.2% compared to the year-ago quarter and is excluded from our measure of sales growth of 32.2% on a constant currency basis.

In the Americas, consumer sales increased 29.8% in the first quarter of 2021 as compared to the first quarter of 2020 and increased by 29.5% on a constant currency basis. For the first quarter of 2021, favorable volume and product mix increased sales by 24.7% as compared to the corresponding period in 2020. That growth was driven by increased consumption due to a shift in consumer behavior toward at-home meal preparation, favorable trade replenishment and particular strength in McCormick branded spices and extracts. The incremental impact of the Cholula acquisition added 5.0% to sales in the quarter ended February 28, 2021. Pricing actions decreased sales by 0.2% as compared to the prior year period. The favorable impact of foreign currency rates increased sales by 0.3% in the quarter and is excluded from our measure of sales growth of 29.5% on a constant currency basis.

In the EMEA region, consumer sales increased 34.6% in the first quarter of 2021 as compared to the first quarter of 2020 and increased by 26.2% on a constant currency basis. Sales were impacted by favorable volume and product mix during the quarter that increased sales by 25.3% over the prior year level. The increase was driven by increased consumption due to a shift in consumer behavior toward at-home meal preparation and was broad based across the region with particular strength in branded spices and seasonings as well as in homemade dessert products in France. Pricing actions increased sales by 0.9% as compared to the 2020 period. During the first quarter of 2021, a favorable impact from foreign currency rates increased sales by 8.4% compared to the year-ago period and is excluded from our measure of sales growth of 26.2% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 64.7% in the first quarter of 2021 and increased by 55.0% on a constant currency basis. For the first quarter of 2021, favorable volume and product mix increased sales by 52.9%. The increase was driven by sharply higher sales in the China business. This growth in China sales in the quarter ended February 28, 2021 represents a strong rebound from the significant unfavorable impact of government mandated closures in response to COVID-19 during the comparable period of 2020 as previously discussed. Pricing actions increased sales by 2.1% as compared to the prior year period. A favorable impact from foreign currency rates, which increased sales by 9.7% compared to the first quarter of 2020, is excluded from our measure of sales growth of 55.0% on a constant currency basis.

Segment operating income for our consumer segment increased by $70.3 million, or 58.8%, in the first quarter of 2021 as compared to the first quarter of 2020. The increase in segment operating income was driven by the higher level of sales and CCI-led cost savings, partially offset by incremental costs associated with COVID-19 and increased brand marketing costs, all as compared to the prior year period. The impact of COVID-19 on operating income during the three months ended February 28, 2021 reflected matters including the incremental impact of temporary arrangements to utilize co-manufacturing that increased our cost to produce certain products and measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning that reduced productivity. Segment operating margin for our consumer segment increased by 300 basis points from the first quarter of 2020 to 20.1% in the first quarter of 2021. That increase was principally the result of the previously mentioned factors in conjunction with the favorable leverage of fixed and semi-fixed expenses over a higher sales base, as compared to the first quarter of 2020. On a constant currency basis, segment operating income for our consumer segment increased by 54.2% in the first quarter of 2021 in comparison to the same period in 2020.
FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2021	February 29, 2020

Net sales	$534.7	$512.5
Percent increase	4.3%	5.3%
Segment operating income	$72.6	$75.6
Segment operating income margin	13.6%	14.8%

In the first quarter of 2021, sales of our flavor solutions segment increased by 4.3% as compared to the first quarter of 2020 and increased by 3.4% on a constant currency basis. The increase was driven by the incremental impact of our Cholula and FONA acquisitions that added 4.9% to sales in the quarter ended February 28, 2021 as well as higher sales in the Asia/Pacific region, in part due to the government-mandated measures imposed to mitigate the spread of COVID-19 that unfavorably impacted the first quarter of 2020, which were offset in part by lower demand due to the impact of the COVID-19 disruption on our restaurant and branded food service customers in the Americas and EMEA regions. Unfavorable volume and product mix decreased segment sales by 3.0% as compared to the first quarter of 2020, while pricing actions during the period increased sales by 1.5%. The favorable impact of foreign currency rates increased flavor solutions segment sales by 0.9% compared to the year-ago quarter and is excluded from our measure of sales growth of 3.4% on a constant currency basis.

In the Americas, flavor solutions sales increased by 2.1% during the first quarter of 2021 as compared to the prior year level and increased by 2.4% on a constant currency basis. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 6.3% during the first quarter of 2021, driven by lower sales to branded foodservice and quick service restaurant customers, but was partially offset by higher sales to packaged food companies. The incremental impact of the Cholula and FONA acquisitions increased sales by 7.1% during the first quarter of 2021. Pricing actions during the quarter ended February 28, 2021 increased sales by 1.6% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 0.3% compared to the first quarter of 2020 and is excluded from our measure of sales growth of 2.4% on a constant currency basis.

In the EMEA region, flavor solutions sales in the first quarter of 2021 increased by 1.4% from the prior year level and increased by 0.1% on a constant currency basis. Unfavorable volume and product mix decreased segment sales by 2.8% as compared to the corresponding period in 2020. The decline was primarily attributable to lower sales to branded foodservice and quick service restaurant customers in part due to COVID-19 mitigation efforts in various localities, partially offset by higher demand from packaged food companies. Pricing actions increased sales by 2.9% in the first quarter of 2021 as compared the prior period level. A favorable impact from foreign currency rates increased sales by 1.3% compared to the first quarter of 2020 and is excluded from our measure of sales growth of 0.1% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 25.8% in the first quarter of 2021 from the prior year level and increased by 17.6% on a constant currency basis. Favorable volume and product mix increased sales by 19.4%, driven by higher sales to quick service restaurant customers in China and Australia. That increase in China was due, in part, to the government-mandated measures imposed to mitigate the spread of COVID-19 that unfavorably impacted sales to our flavor solutions customers in China in the first quarter of 2020. Pricing actions decreased sales by 1.8% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 8.2% compared to the first quarter of 2020 and is excluded from our measure of sales growth of 17.6% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $3.0 million, or 4.0%, in the first quarter of 2021 as compared to the first quarter of 2020. The decrease in segment operating income was driven by increased material costs, higher conversion costs and higher performance-based employee incentive expense accruals, partially offset by favorable product mix and CCI-led cost savings. Segment operating margin for our flavor solutions segment decreased by 120 basis points from the prior year level to 13.6% in the first quarter of 2021, as the accretive impact of the Cholula and FONA acquisitions on gross margins were more than offset by the aforementioned factors, all as a percentage of net sales. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 4.2% in the first quarter of 2021 as compared to the same period in 2020.

MARKET RISK SENSITIVITY

We are subject to market risk sensitivities, including those related to foreign exchange, interest rates, commodity risks and credit risks. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic introduced significant volatility in the financial markets during 2020 and has continued, to a lesser extent, in 2021.

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
The following table sets forth the notional values and unrealized net loss of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 28, 2021	November 30, 2020
Forward foreign currency:
Notional value	$558.9	$383.8
Unrealized net loss	(10.5)	(6.8)
Cross currency swaps:
Notional value	538.6	524.4
Unrealized net loss	(21.1)	(18.8)
The outstanding notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency and foreign currency translation exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments, and all derivatives are designated as hedges.
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	February 28, 2021	November 30, 2020
Notional value	$350.0	$350.0
Unrealized net gain	31.2	43.1
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, vanilla, capsicums (red peppers and paprika), garlic, onion, rice and wheat flour. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of February 28, 2021, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2020 other than the following, both of which are more fully described in note 5 of the notes to the accompanying financial statements included in Item 1: (i) in February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026; and (ii) also in February 2021, we issued $500.0 million of 1.85% notes due February 15, 2031.

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
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
•Transaction and integration expenses associated with the Cholula and FONA acquisitions – We exclude certain costs associated with our acquisitions of Cholula and FONA in November and December 2020, respectively, and their subsequent integration into the Company. Such costs, which we refer to as “Transaction and integration expenses”, include transaction costs associated with each acquisition, as well as integration costs following the respective acquisition, including the impact of the acquisition date fair value adjustment for inventory, together with the impact of discrete tax items, if any, directly related to each acquisition.
Details with respect to the composition of transaction and integration expenses and special charges set forth below are included in notes 2, 3 and 9 of notes to the accompanying financial statements and in the financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2020	For the three months ended		Estimated for the year ending November 30, 2021
		February 28, 2021	February 29, 2020
Gross profit	$2,300.4	$577.5	$469.9
Impact of transaction and integration expenses included in cost of goods sold (1)	—	6.3	—
Adjusted gross profit	$2,300.4	$583.8	$469.9
Adjusted gross profit margin (2)	41.1%	39.4%	38.8%

Operating income	$999.5	$236.3	$194.2
Impact of transaction and integration expenses included in cost of goods sold (1)	—	6.3	—
Impact of other transaction and integration expenses (1)	12.4	18.8	—
Impact of special charges	6.9	1.1	1.0
Adjusted operating income	$1,018.8	$262.5	$195.2
Adjusted operating income margin (3)	18.2%	17.7%	16.1%

Income tax expense	$174.9	$58.6	$30.1
Impact of transaction and integration expenses (1)	1.9	(5.9)	—
Impact of special charges	2.1	0.3	0.3
Adjusted income tax expense	$178.9	$53.0	$30.4
Adjusted income tax rate (4)	19.9%	22.7%	18.4%

Net income	$747.4	$161.8	$144.7
Impact of transaction and integration expenses (1)	10.5	31.0	—
Impact of special charges	4.8	0.8	0.7
Adjusted net income	$762.7	$193.6	$145.4

Earnings per share – diluted	$2.78	$0.60	$0.54	$2.77 to $2.82
Impact of transaction and integration expenses (1)	0.04	0.12	—	0.18
Impact of special charges	0.01	—	—	0.02
Adjusted earnings per share – diluted	$2.83	$0.72	$0.54	$2.97 to $3.02

(1)	Transaction and integration expenses include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include transaction expenses, integration expenses, including the effect of the fair value adjustment of acquired inventory on cost of goods sold and the unfavorable impact of a discrete item related to deferred State income tax expense, directly related to our December 2020 acquisition of FONA, of $11.4 million or $0.04 per diluted share.

(2)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(3)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(4)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $233.3 million for the three months ended February 28, 2021, $165.4 million for the three months ended February 29, 2020, and $900.8 million for the year ended November 30, 2020.

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

Rates of constant currency growth (decline) follow:

	Three Months Ended February 28, 2021
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	29.8%	0.3%	29.5%
EMEA	34.6%	8.4%	26.2%
Asia/Pacific	64.7%	9.7%	55.0%
Total Consumer	35.4%	3.2%	32.2%
Flavor Solutions segment:
Americas	2.1%	(0.3)%	2.4%
EMEA	1.4%	1.3%	0.1%
Asia/Pacific	25.8%	8.2%	17.6%
Total Flavor Solutions	4.3%	0.9%	3.4%
Total net sales	22.2%	2.2%	20.0%

Adjusted operating income:
Consumer segment	58.8%	4.6%	54.2%
Flavor Solutions segment	(4.0)%	0.2%	(4.2)%
Total adjusted operating income	34.5%	2.9%	31.6%

To present “constant currency” information for the fiscal year 2021 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2021 and are compared to the 2020 results, translated into U.S. dollars using the same 2021 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2020. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2020 or projected shares outstanding for fiscal year 2021, as appropriate.

Projections for the Year Ending November 30, 2021
Percentage change in net sales	8% to 10%
Impact of favorable foreign currency exchange	2%
Percentage change in net sales in constant currency	6% to 8%

Percentage change in adjusted operating income	9% to 11%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted operating income in constant currency	7% to 9%

Percentage change in adjusted earnings per share — diluted	5% to 7%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted earnings per share — diluted in constant currency	3% to 5%

In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage, although our method to calculate our leverage ratio may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expenses, certain gains or losses (which may include third party fees and expenses and transaction and integration costs), and pro forma Adjusted EBITDA of businesses acquired during the trailing twelve-month period then ended. Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our definition of the leverage ratio, which is based in part on Adjusted EBITDA, is consistent with the terms of our revolving credit facilities, which require us to maintain our leverage ratio below certain levels. We have also entered into a non-cancellable synthetic lease for a to-be-constructed distribution facility that contains covenants that are consistent with our revolving credit facilities. For further information with respect to the previously described revolving credit facilities and synthetic lease agreement, refer to note 6 and note 7, respectively, of notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020.

As of February 28, 2021, our revolving credit facilities consist of a five-year $1.0 billion revolving credit facility, which will expire in August 2022, and a 364-day $1.0 billion revolving credit facility, which will expire in December 2021. In early fiscal 2021 following our acquisition of FONA, the levels specified in our revolving credit facilities under which we are required to maintain our leverage ratios were amended by the participating banks to increase the permitted maximum leverage ratios. As amended, the maximum permitted leverage ratio under the terms of those revolving credit facilities is 4.5 as of the measurement dates at the end of each fiscal quarter in the year ending November 30, 2021. That maximum ratio drops to 4.25 on February 28, 2022, and drops to 3.75 for each measurement date at the end of each fiscal quarter for the remaining term of the five-year facility. At the same time in early fiscal 2021, a similar amendment was made to our non-cancelable synthetic lease agreement for a to-be-constructed distribution facility.

As of February 28, 2021, our leverage ratio as determined under these previously described facilities was 3.8 as compared to the maximum permitted leverage ratio of 4.5 as of that date. We anticipate that we will comply with this financial covenant for the foreseeable future. In an unforeseen event of non-compliance with this financial covenant, we anticipate that we would undertake to renegotiate the covenant with the existing bank groups or obtain additional financing to repay the outstanding amounts under the previously described revolving credit facilities and synthetic lease, in either case the expected impact of which would be an increase in the cost of these borrowings.
The following table reconciles our net income to Adjusted EBITDA and provides the computation of the leverage ratio, determined in accordance with the respective financial covenant under our previously described revolving credit facilities and synthetic lease, for the trailing twelve-month periods ended February 28, 2021 and November 30, 2020:

	February 28, 2021	November 30, 2020
Net income	$764.5	$747.4
Interest expense	134.1	135.6
Income tax expense	203.4	174.9
Depreciation and amortization	171.2	165.0
EBITDA	$1,273.2	$1,222.9
Adjustments to EBITDA (1)	142.9	89.5
Adjusted EBITDA	$1,416.1	$1,312.4

Net debt (2)	$5,418.3	$4,555.8

Leverage ratio (1)	3.8	3.5

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our previously described revolving credit facilities and synthetic lease agreement. Those Adjustments to EBITDA include special charges, stock-based compensation expense, interest income, transaction and integration expenses, and pro forma Adjusted EBITDA of businesses acquired by McCormick in the trailing twelve-month period. That pro forma Adjusted EBITDA of acquired businesses represents the pre-acquisition date Adjusted EBITDA of an acquired business for a period that, together with that acquired business’ Adjusted EBITDA subsequent to the acquisition included in McCormick’s consolidated results, comprises twelve months of Adjusted EBITDA of the acquired business for the trailing twelve-month period. Pro forma Adjusted EBITDA of acquired businesses included in Adjustments to EBITDA for the trailing twelve-month periods ended February 28, 2021 and November 30, 2020, were $51.9 million and $32.0 million, respectively.

(2)
The leverage ratio covenant in our previously described revolving credit facilities and synthetic lease agreement defines net debt as the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2021	February 29, 2020

Net cash (used in) provided by operating activities	$(32.2)	$44.8
Net cash used in investing activities	(755.2)	(38.3)
Net cash provided by financing activities	612.7	7.1
In the statement of cash flows, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired operating assets and liabilities, as the cash flows associated with acquisitions of businesses is presented as an investing activity. Accordingly, the amounts in the statement of cash flows do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.
Operating Cash Flow — Net cash (used in) provided by operating activities (“cash flow from operations”) is historically lowest in the first quarter and highest in the fourth quarter of our fiscal year. For the three months ended February 28, 2021 cash flow from operations decreased $77.0 million from the same period of 2020. This decrease was primarily driven by a higher use of cash associated with operating assets and liabilities, including lower cash provided by working capital, the higher amount of certain employee benefits accrued as of the prior year-end and paid in the first quarter of the subsequent fiscal year, and the payment of transaction and integration costs associated with our recent acquisitions.
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2020, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of February 28, 2021 and November 30, 2020 the amount due to suppliers participating in the SCF and included in "Trade accounts payable" was approximately $245.5 million and $273.6 million, respectively.
Investing Cash Flow — Cash used in investing activities increased by $716.9 million to $755.2 million for the three months ended February 28, 2021, compared to $38.3 million for the corresponding period in 2020. Our primary investing cash flows include the usage of cash associated with our acquisition of businesses and capital expenditures. Cash usage related to the acquisition of businesses was $706.6 million during the three months ended February 28, 2021 and related to our acquisition of FONA. During the first three months of 2021, capital expenditures increased by $10.1 million from the 2020 level to $48.6 million. We expect 2021 capital expenditures to approximate $265 million to support our planned growth, including the multi-year program to replace our ERP system and other initiatives.
Financing Cash Flow — Financing activities provided cash of $612.7 million for the first three months of 2021, as compared to the corresponding period in 2020 when financing activities provided cash of $7.1 million. The variability between years is principally a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Three months ended
	February 28, 2021	February 29, 2020

Net (decrease) increase in short-term borrowings	$(292.4)	$125.2
Proceeds from issuance of long-term debt, net of debt issuance costs	999.3	—
Repayments of long-term debt	(1.8)	(20.5)
Net cash provided from borrowing activities	$705.1	$104.7
During the three months ended February 28, 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. We also issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to fund our acquisitions of Cholula and FONA, and for general corporate purposes.
During the three months ended February 29, 2020, we repaid $20.5 million of long-term debt principally comprised of the required quarterly installment of $18.8 million on our 5-year term loan due August 2022.
The following table outlines the activity in our share repurchase program for the three months ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Number of shares of common stock repurchased	—	0.24
Dollar amount	$0.1	$19.9
As of February 28, 2021, $584.6 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended February 28, 2021, we received proceeds of $3.6 million from exercised stock options as compared to $7.7 million received in the corresponding 2020 period. We repurchased $5.1 million and $3.0 million of common stock during the three months ended February 28, 2021 and February 29, 2020, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $90.8 million in the first three months of 2021 from $82.4 million of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
The following table presents our leverage ratio for the trailing twelve-month periods ended February 28, 2021 and November 30, 2020:

	February 28, 2021	November 30, 2020
Leverage ratio	3.8	3.5

Our leverage ratio was 3.8 as of February 28, 2021 as compared to the ratio of 3.5 as of November 30, 2020. That increase is due to an increase in our net debt balance, primarily associated with the acquisition of FONA, which was partially offset by the increase to our trailing twelve-month Adjusted EBITDA.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act in December 2017, the permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At February 28, 2021 and February 29, 2020, we temporarily used $221.2 million and $278.9 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2021 and February 29, 2020 were $1,287.1 million and $911.1 million, respectively. Those average short-term borrowings outstanding for the three months ended February 28, 2021 included average commercial paper outstanding of $1,219.3 million. Total average debt outstanding for the three months ended February 28, 2021 and February 29, 2020 was $5,425.5 million and $4,465.6 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2021, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were higher than at both February 29, 2020 and November 30, 2020.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements.
In August 2017, we entered into a five-year $1.0 billion revolving credit facility, which will expire in August 2022. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. In December 2020, we entered into a 364-day $1.0 billion revolving credit facility, which will expire in December 2021. The current pricing for that 364-day credit facility, on a fully drawn basis, is LIBOR plus 1.25%. We generally use these facilities to support our issuance of commercial paper. The credit facilities restrict subsidiary indebtedness and require us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio. In early fiscal 2021, following our acquisition of FONA, the levels specified in our revolving credit facilities under which we are required to maintain our leverage ratios were amended by the participating banks to increase the permitted maximum leverage ratios. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. The facilities are made available by syndicates of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted.
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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2021 of approximately $10 million. In 2020, we contributed $11.9 million to our pension plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

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

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crisis, including COVID-19; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses, including the acquisitions of Cholula and FONA; global economic and financial conditions generally, including the on-going impact of the exit of the United Kingdom (U.K.) from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2020. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2020 fiscal year end.

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

ITEM 1.ARISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, except for the following update:

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

In early fiscal 2021, vaccines for combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. We expect that administration of the COVID-19 vaccines to substantial numbers of the population is unlikely to occur in the more significant jurisdictions in which we operate until mid- to late-2021 in the Americas and EMEA and until 2022 in the Asia Pacific region. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and, as a result, actual vaccination results are likely to vary from these expectations. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes related to COVID-19 which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.

LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, synthetic lease, interest rate swaps, and cross currency interest rate swaps is expected to be phased out beginning after December 31, 2021 when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. On March 5, 2021, the U.K. Financial Conduct Authority (FCA) published a statement confirming that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining US dollar settings. The International Swaps and Derivative Association (ISDA) or Alternative Reference Rates Committee (ARRC) fallback spread adjustments were fixed as of the FCA announcement date and are expected to be implemented at the point each relevant reference rate ceases or becomes non-representative.

There continue to be many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and certain derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the ARRC. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2020 to December 31, 2020	CS – 0	$—	—	$585 million
	CSNV – 0	$—	—
January 1, 2021 to January 31, 2021	CS – 0	$—	—	$585 million
	CSNV – 0	$—	—
February 1, 2021 to February 28, 2021	CS – 550	$90.27	550	$585 million
	CSNV – 0	$—	—
Total	CS – 550	$90.27	550	$585 million
	CSNV – 0	$—	—

As of February 28, 2021, $584.6 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2021, we issued 86,965 shares of CSNV in exchange for shares of CS and issued 333 shares of CS in exchange for shares of CSNV.
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
(xii)Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xiii)Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xiv)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xi) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*

(vi)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(vi) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.*
(vii)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.*
(viii)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(viii) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.*
(ix)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(ix) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.*
(x)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(x) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.*
(xi)Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.*
(xii)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xiii)Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*
(xiv)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2021, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2021, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 30, 2021	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 30, 2021	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller