Form 10-Q
period 2021-05-31
MCCORMICK & CO INC
filed 2021-07-01
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2021
Common Stock	18,075,343
Common Stock Non-Voting	249,194,816

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Net sales	$1,556.7	$1,401.1	$3,038.2	$2,613.1
Cost of goods sold	942.1	821.6	1,846.1	1,563.7
Gross profit	614.6	579.5	1,192.1	1,049.4
Selling, general and administrative expense	356.6	319.2	677.9	593.9
Transaction and integration expenses	6.9	—	25.7	—
Special charges	13.7	2.9	14.8	3.9
Operating income	237.4	257.4	473.7	451.6
Interest expense	35.6	34.4	69.4	69.7
Other income, net	3.9	3.1	8.5	8.6
Income from consolidated operations before income taxes	205.7	226.1	412.8	390.5
Income tax expense	45.4	40.4	104.0	70.5
Net income from consolidated operations	160.3	185.7	308.8	320.0
Income from unconsolidated operations (including, for 2021, after-tax gain of $13.4 on sale of unconsolidated operation)	23.4	10.2	36.7	20.6
Net income	$183.7	$195.9	$345.5	$340.6
Earnings per share – basic	$0.69	$0.74	$1.29	$1.28
Earnings per share – diluted	$0.68	$0.73	$1.28	$1.27
Average shares outstanding – basic	267.3	266.2	267.2	266.1
Average shares outstanding – diluted	270.0	268.5	270.0	268.7
Cash dividends paid per share – voting and non-voting	$0.34	$0.31	$0.68	$0.62
Cash dividends declared per share – voting and non-voting	$0.34	$0.31	$0.34	$0.31
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Net income	$183.7	$195.9	$345.5	$340.6
Net income attributable to non-controlling interest	2.0	0.6	2.8	1.5
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans	1.5	3.3	2.6	5.7
Currency translation adjustments	54.2	(60.9)	99.9	(80.9)
Change in derivative financial instruments	1.6	1.6	0.6	0.9
Deferred taxes	1.2	(3.1)	4.2	(4.8)
Total other comprehensive income (loss)	58.5	(59.1)	107.3	(79.1)
Comprehensive income	$244.2	$137.4	$455.6	$263.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2021	November 30, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$291.8	$423.6
Trade accounts receivable, net	500.4	528.5
Inventories, net
Finished products	584.7	499.3
Raw materials and work-in-process	563.1	533.3
	1,147.8	1,032.6
Prepaid expenses and other current assets	112.6	98.9
Total current assets	2,052.6	2,083.6
Property, plant and equipment, net	1,112.8	1,028.4
Goodwill	5,428.8	4,986.3
Intangible assets, net	3,494.5	3,239.4
Other long-term assets	721.8	752.0
Total assets	$12,810.5	$12,089.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$457.2	$886.7
Current portion of long-term debt	267.8	263.9
Trade accounts payable	1,040.5	1,032.3
Other accrued liabilities	615.7	863.6
Total current liabilities	2,381.2	3,046.5
Long-term debt	4,735.9	3,753.8
Deferred taxes	742.8	727.2
Other long-term liabilities	609.8	622.2
Total liabilities	8,469.7	8,149.7
Shareholders’ Equity
Common stock	514.0	484.0
Common stock non-voting	1,513.1	1,497.3
Retained earnings	2,660.5	2,415.6
Accumulated other comprehensive loss	(362.3)	(470.8)
Total McCormick shareholders' equity	4,325.3	3,926.1
Non-controlling interests	15.5	13.9
Total shareholders’ equity	4,340.8	3,940.0
Total liabilities and shareholders’ equity	$12,810.5	$12,089.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2021	2020
Operating activities
Net income	$345.5	$340.6
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	91.9	81.5
Stock-based compensation	42.6	27.1
Fixed asset impairment charge	6.5	—
Amortization of inventory fair value adjustments associated with acquisitions	6.3	—
Income from unconsolidated operations	(36.7)	(20.6)
Changes in operating assets and liabilities	(247.4)	(89.2)
Dividends from unconsolidated affiliates	20.0	16.1
Net cash flow provided by operating activities	228.7	355.5
Investing activities
Acquisition of businesses (net of cash acquired)	(706.4)	—
Proceeds from sale of unconsolidated operation	65.4	—
Capital expenditures (including software)	(112.8)	(87.1)
Other investing activities	0.2	1.9
Net cash flow used in investing activities	(753.6)	(85.2)
Financing activities
Short-term borrowings, net	(429.4)	(514.5)
Long-term debt borrowings	1,001.5	495.0
Payment of debt issuance costs	(1.9)	(1.1)
Long-term debt repayments	(3.5)	(41.7)
Proceeds from exercised stock options	6.2	26.7
Taxes withheld and paid on employee stock awards	(13.0)	(9.2)
Common stock acquired by purchase	(0.4)	(20.8)
Dividends paid	(181.6)	(164.9)
Net cash flow provided by (used in) financing activities	377.9	(230.5)
Effect of exchange rate changes on cash and cash equivalents	15.2	(10.2)
(Decrease) increase in cash and cash equivalents	(131.8)	29.6
Cash and cash equivalents at beginning of period	423.6	155.4
Cash and cash equivalents at end of period	$291.8	$185.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2021
Balance, February 28, 2021	18.0	249.0	$1,998.4	$2,573.6	$(422.5)	$15.2	$4,164.7
Net income			—	183.7	—	—	183.7
Net income attributable to non-controlling interest			—	—	—	2.0	2.0
Other comprehensive income (loss), net of tax			—	—	60.2	(1.7)	58.5
Dividends			—	(90.8)	—	—	(90.8)
Stock-based compensation			28.4	—	—	—	28.4
Shares purchased and retired	—	—	(2.8)	(6.0)	—	—	(8.8)
Shares issued	0.3	—	3.1	—	—	—	3.1
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, May 31, 2021	18.1	249.2	$2,027.1	$2,660.5	$(362.3)	$15.5	$4,340.8

Six months ended May 31, 2021
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	345.5	—	—	345.5
Net income attributable to non-controlling interest			—	—	—	2.8	2.8
Other comprehensive income (loss), net of tax			—	—	108.5	(1.2)	107.3
Dividends			—	(90.8)	—	—	(90.8)
Stock-based compensation			42.6	—	—	—	42.6
Shares purchased and retired	(0.1)	—	(4.4)	(9.8)	—	—	(14.2)
Shares issued	0.5	—	7.6	—	—	—	7.6
Equal exchange	(0.3)	0.3	—	—	—	—	—
Balance, May 31, 2021	18.1	249.2	$2,027.1	$2,660.5	$(362.3)	$15.5	$4,340.8

Three months ended May 31, 2020
Balance, February 29, 2020	18.5	247.3	$1,901.5	$2,179.9	$(519.5)	$12.7	$3,574.6
Net income			—	195.9	—	—	195.9
Net income attributable to non-controlling interest			—	—	—	0.6	0.6
Other comprehensive loss, net of tax			—	—	(58.2)	(0.9)	(59.1)
Dividends			—	(82.4)	—	—	(82.4)
Stock-based compensation			20.7	—	—	—	20.7
Shares purchased and retired	(0.1)	—	(2.5)	(4.7)	—	—	(7.2)
Shares issued	0.8	—	19.2	—	—	—	19.2
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, May 31, 2020	18.6	247.9	$1,938.9	$2,288.7	$(577.7)	$12.4	$3,662.3

Six months ended May 31, 2020
Balance, November 30, 2019	18.6	247.2	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	340.6	—	—	340.6
Net income attributable to non-controlling interest			—	—	—	1.5	1.5
Other comprehensive loss, net of tax			—	—	(77.5)	(1.6)	(79.1)
Dividends			—	(82.4)	—	—	(82.4)
Stock-based compensation			27.1	—	—	—	27.1
Shares purchased and retired	(0.1)	(0.2)	(5.2)	(25.3)	—	—	(30.5)
Shares issued	1.0	—	28.4	—	—	—	28.4
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, May 31, 2020	18.6	247.9	$1,938.9	$2,288.7	$(577.7)	$12.4	$3,662.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented. In September 2020, our Board of Directors approved a 2-for-1 stock split in the form of a stock dividend on all shares of the Company's two classes of stock, Common Stock and Common Stock Non-Voting. Trading of the Company's common stock began on a split-adjusted basis on December 1, 2020. All common stock and per-share data prior to that date have been retroactively adjusted for the impact of the stock split.
The results of consolidated operations for the six-month period ended May 31, 2021 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2020.
Impact of COVID-19
On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitation on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the three and six-months ended May 31, 2021 and 2020, based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.

We are actively monitoring the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand. The impact of COVID-19 has resulted in net sales growth as the increase in at-home consumption has more than offset declines in away-from-home demand. The extent of the at-home consumption and away-from-home demand has varied during the pandemic and has impacted our results, as compared to the prior year results, at different levels in any individual quarter. The impact of COVID-19 on our consumer segment since the beginning of the COVID 19 pandemic has resulted in a significant increase in at-home consumption and related demand for our products. While we continue to see strong levels of consumer demand compared to the pre-pandemic levels, during the three months ended May 31, 2021 retail demand declined when compared to the comparable quarter of the prior year based on the strong consumer demand at the beginning of the pandemic. The impact of COVID-19 on our flavor solutions segment has included both the unfavorable impact attributable to decreased demand from certain customers that were affected by government measures related to COVID-19 in many of our markets that reduced away-from-home food demand and the favorable impact of increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption. The measures impacting certain of our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery. We continue to see recovery in away-from-home demand associated with the COVID-19 recovery. During the three months ended May 31, 2021 our flavor solutions sales and operating results improved as away-from-home consumption increased as compared to the comparable quarter, in part, due to the lifting of much more restrictive COVID-19 measures that were in place at the beginning of the pandemic. The impact of the COVID-19 pandemic on our consolidated operating results during the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

As the COVID-19 pandemic progresses, we expect the largest factor impacting our fiscal 2021 performance will be the relative balance of at-home versus away-from-home consumption. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known.
Revenue Recognition

The following supplements the description of our accounting policies with respect to revenue recognition contained in note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020: Our revenue arrangements generally include a single performance obligation relating to the fulfillment of a customer order, which in some cases are governed by a master sales agreement, for the purchase of our products. We recognize revenue at a point in time when control of the ordered products passes to the customer, which principally occurs either upon shipment or delivery to the customer or upon pick-up by the customer, depending upon terms included in the particular customer arrangement.
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
2.     ACQUISITIONS AND DISPOSITIONS
Acquisitions are part of our strategy to increase sales and profits. Dispositions are made when deemed in our strategic interest.
Acquisition of Cholula Hot Sauce
On November 30, 2020, we completed the acquisition of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $801.2 million, net of cash acquired. That purchase price is also net of $1.5 million received during the three months ended May 31, 2021 associated with the final working capital adjustment. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which we believe broadens our offerings in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.

The purchase price of Cholula was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as further described in note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $4.9 million that was recognized in cost of goods sold during the six months ended May 31, 2021, as the related inventory was sold. During the six months ended May 31, 2021, we adjusted our preliminary purchase accounting associated with the acquired assets and liabilities which increased goodwill by $0.9 million.
Independent valuations of the fair value of acquired assets and liabilities of Cholula, including identified intangible assets and goodwill, remain in process as of May 31, 2021, but will be finalized within the allowable measurement period.
Acquisition of FONA International, LLC
On December 30, 2020, we purchased FONA International, LLC and certain of its affiliates (FONA), a privately held company, for a purchase price of approximately $708.2 million, net of cash acquired. That purchase price includes the payment of $2.6 million during the three months ended May 31, 2021 associated with the final working capital adjustment. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA in fiscal 2021 expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and commercial paper. At the time of the acquisition, annual sales of FONA were approximately $114 million. The results of FONA’s operations have been included in our financial statements as a component of our flavor solutions segments from the date of acquisition.
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

Trade accounts receivable	$12.4
Inventories	10.3
Goodwill	389.6
Intangible assets	266.0
Property, plant and equipment	36.3
Other assets	5.5
Trade accounts payable	(3.7)
Other accrued liabilities	(8.2)
Total	$708.2
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
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $1.4 million that was recognized in cost of goods sold during the six months ended May 31, 2021, as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
The preliminary valuation of the acquired net assets of FONA includes $49.0 million allocated to indefinite-lived brand assets, $173.0 million allocated to customer relationships with a weighted-average life of 15 years and $44.0 million allocated to intellectual property with a weighted-average life of 12 years. As a result of the acquisition, we recognized a total of $389.6 million of goodwill. That goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Our aggregate income tax basis in the acquired intangible assets and goodwill approximates their aggregate book value at the acquisition date. The final allocation of the fair value of the acquired net assets of FONA, including the residual amount of goodwill, was not complete as of May 31, 2021, but will be finalized within the allowable measurement period.
Transaction and Integration Expenses Associated with the Cholula and FONA Acquisitions
We expect transaction and integration expenses related to our acquisitions of Cholula and FONA to total approximately $30 million and $25 million, respectively. Of the total expected transaction and integration expenses, transaction expenses of $12.4 million were incurred in 2020. We incurred an additional $6.9 million and $32.0 million of transaction and integration costs related to Cholula and FONA during the three and six months ended May 31, 2021, respectively. We anticipate incurring the remainder of those transaction and integration expenses in the balance of fiscal 2021.
The following are the transaction and integration expenses recognized during the three and six months ended May 31, 2021 relating to the Cholula and FONA acquisitions (in millions):

	Three months ended May 31, 2021	Six months ended May 31, 2021
Transaction-related expenses included in cost of goods sold	$—	$6.3
Other transaction expenses	—	13.8
Integration expenses	6.9	11.9
Total transaction and integration expenses	$6.9	$32.0
Sale of Unconsolidated Operation
On March 1, 2021, we sold our 26% interest in Eastern Condiments Private Ltd (Eastern) for $65.4 million in cash, net of transaction expenses of $1.4 million. Eastern was accounted for as an equity method investment with our proportionate share of earnings, prior to the sale, reflected in Income from unconsolidated operations in our consolidated income statement. The sale of Eastern resulted in a gain of $13.4 million, net of tax of $5.7 million. That gain is included in Income from unconsolidated operations in our consolidated income statement. That gain also reflects a write-off of $1.4 million of foreign currency translation adjustment, a component of accumulated other comprehensive income.

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

The following is a summary of special charges recognized in the three and six months ended May 31, 2021 and 2020
(in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Employee severance and related benefits	$4.5	$1.9	$4.8	$2.2
Other costs	9.2	1.0	10.0	1.7
Total	$13.7	$2.9	$14.8	$3.9

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

We expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to the initiative. We have spent a cumulative total of $40.4 million on this initiative through May 31, 2021.

During the three months ended May 31, 2021, we recorded $13.7 million of special charges, consisting principally of a non-cash asset impairment charge of $6.5 million associated with an administrative site that will be exited in conjunction with our decision to employ a hybrid work environment and $4.7 million of streamlining actions in the Americas region.

During the six months ended May 31, 2021, we recorded $14.8 million of special charges, consisting principally of the previously described non-cash asset impairment charge of $6.5 million, $5.2 million of streamlining actions in the Americas region, and $1.3 million of streamlining actions in the Europe, Middle East, and Africa (EMEA) region.

During the three months ended May 31, 2020, we recorded $2.9 million of special charges, consisting principally of $2.8 million of streamlining actions in the EMEA region, which included $1.9 million related to severance and related benefits, $0.6 million of third-party expenses, and $0.3 million related to other costs.

During the six months ended May 31, 2020, we recorded $3.9 million of special charges, consisting of $2.8 million of streamlining actions in the EMEA region and $1.1 million related to our GE initiative, which included $0.5 million of third-party expenses, $0.3 million related to employee severance and related benefits, and $0.3 million related to other costs.

As of May 31, 2021, reserves associated with special charges, which are expected to be paid during the remainder of fiscal year 2021, are included in accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segments of special charges for the three and six months ended May 31, 2021 and 2020 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Consumer segment	$8.8	$2.5	$9.6	$3.1
Flavor solutions segment	4.9	0.4	5.2	0.8
Total special charges	$13.7	$2.9	$14.8	$3.9

4.    GOODWILL

The changes in the carrying amount of goodwill by business segment for the six months ended May 31, 2021 are as follows (in millions):

	2021
	Consumer	Flavor Solutions
Beginning of the year	$3,711.2	$1,275.1
Increases in goodwill from acquisition	—	389.6
Changes in preliminary purchase price allocation	0.6	0.3
Foreign currency fluctuations	40.2	11.8
Balance as of the end of period	$3,752.0	$1,676.8

During the six months ended May 31, 2021, a preliminary valuation of the net assets of FONA acquired in December 2020, resulted in the assignment of $389.6 million of goodwill to the flavor solutions segment. During the six months ended May 31, 2021, we have made changes in the preliminary allocation of the purchase price of Cholula which resulted in an increase in goodwill of $0.6 million to the consumer segment and $0.3 million to the flavor solutions segment.

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

At May 31, 2021, we had foreign currency exchange contracts to purchase or sell $625.7 million of foreign currencies as compared to $383.8 million at November 30, 2020. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. All foreign currency exchange contracts outstanding at May 31, 2021 have durations of less than 18 months, including $248.1 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.

Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive loss until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive loss is also recognized in cost of goods sold. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.

We also enter into fair value foreign currency exchange contracts to manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. At May 31, 2021, the notional value of these contracts was $530.5 million. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as other income, net.

We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. As of May 31, 2021, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

As of May 31, 2021, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. Any realized gain or loss on these swap contracts was offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in the balance sheet and recorded in either other current assets, other long-term assets, other accrued liabilities or other long-term liabilities, depending upon their nature and maturity. Hedge ineffectiveness was not material.
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of May 31, 2021	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$30.8	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	264.4	2.9	Other accrued liabilities	361.3	9.0
Cross currency contracts	Other current assets / Other long-term assets	270.7	2.8	Other long-term liabilities	275.6	25.1
Total			$36.5			$34.1

As of November 30, 2020	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$43.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	27.5	1.4	Other accrued liabilities	356.3	8.2
Cross currency contracts	Other current assets / Other long-term assets	—	—	Other long-term liabilities	524.4	18.8
Total			$44.5			$27.0

The following tables disclose the impact of derivative instruments on our other comprehensive income ("OCI"), accumulated other comprehensive income (loss) ("AOCI") and our consolidated income statement for the three- and six-month periods ended May 31, 2021 and 2020 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2021	Three months ended May 31, 2020	Six months ended May 31, 2021	Six months ended May 31, 2020
Interest rate contracts	Interest expense	$2.0	$0.9	$4.0	$1.4

Three months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2021	2020	Hedged item		2021	2020
Foreign exchange contracts	Other income, net	$(3.8)	$5.7	Intercompany loans	Other income, net	$4.0	$(6.2)

Six months ended May 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2021	2020	Hedged item		2021	2020
Foreign exchange contracts	Other income, net	$(5.9)	$3.5	Intercompany loans	Other income, net	$6.5	$(4.2)
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three- and six-months ended May 31, 2021 and 2020.

Cash Flow Hedges
Three months ended May 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2021	2020		2021	2020
Interest rate contracts	$—	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	(0.8)	2.3	Cost of goods sold	(0.6)	(0.3)
Total	$(0.8)	$2.3		$(0.5)	$(0.2)

Six months ended May 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2021	2020		2021	2020
Interest rate contracts	$0.3	$—	Interest expense	$0.2	$0.2
Foreign exchange contracts	(2.4)	2.9	Cost of goods sold	(0.3)	0.1
Total	$(2.1)	$2.9		$(0.1)	$0.3
For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income (loss) expected to be reclassified in the next 12 months is $0.6 million as a decrease to earnings.

Net Investment Hedges
Three months ended May 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2021	2020		2021	2020
Cross currency contracts	$(1.5)	$(3.5)	Interest expense	$0.3	$1.1

Six months ended May 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2021	2020		2021	2020
Cross currency contracts	$(3.5)	$(3.3)	Interest expense	$0.7	$2.4
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
At May 31, 2021 and November 30, 2020, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2021
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$291.8	$291.8	$—
Insurance contracts	130.7	—	130.7
Bonds and other long-term investments	4.3	4.3	—
Interest rate derivatives	30.8	—	30.8
Foreign currency derivatives	2.9	—	2.9
Cross currency contracts	2.8	—	2.8
Total	$463.3	$296.1	$167.2
Liabilities
Foreign currency derivatives	$9.0	$—	$9.0
Cross currency contracts	25.1	—	25.1
Total	$34.1	$—	$34.1

		November 30, 2020
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$423.6	$423.6	$—
Insurance contracts	126.0	—	126.0
Bonds and other long-term investments	3.9	3.9	—
Interest rate derivatives	43.1	—	43.1
Foreign currency derivatives	1.4	—	1.4
Total	$598.0	$427.5	$170.5
Liabilities
Foreign currency derivatives	$8.2	$—	$8.2
Cross currency contracts	18.8	—	18.8
Total	$27.0	$—	$27.0
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	May 31, 2021	November 30, 2020
Carrying amount	$5,003.7	$4,017.7
Fair value	5,224.8	4,357.1

Level 1 valuation techniques	$5,020.1	$4,161.3
Level 2 valuation techniques	204.7	195.8
Total fair value	$5,224.8	$4,357.1
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

The following table presents the components of our pension expense (income) of the defined benefit plans for the three months ended May 31, 2021 and 2020 (in millions):

	United States		International
	2021	2020	2021	2020
Defined benefit plans
Service cost	$1.0	$0.8	$0.2	$0.3
Interest costs	6.5	7.4	1.8	1.8
Expected return on plan assets	(10.3)	(10.2)	(3.5)	(3.7)
Amortization of prior service costs	0.1	0.1	0.1	—
Amortization of net actuarial losses	2.7	1.9	0.5	0.5
Settlement loss	—	—	0.4	0.5
Total pension expense (income)	$—	$—	$(0.5)	$(0.6)

The following table presents the components of our pension expense (income) of the defined benefit plans for the six months ended May 31, 2021 and 2020 (in millions):

	United States		International
	2021	2020	2021	2020
Defined benefit plans
Service cost	$1.9	$1.6	$0.5	$0.5
Interest costs	13.0	14.7	3.5	3.7
Expected return on plan assets	(20.6)	(20.3)	(7.0)	(7.5)
Amortization of prior service costs	0.2	0.2	0.1	—
Amortization of net actuarial losses	5.5	3.9	1.1	1.0
Settlement loss	—	—	0.4	0.5
Total pension expense (income)	$—	$0.1	$(1.4)	$(1.8)

During the six months ended May 31, 2021 and 2020, we contributed $5.2 million and $4.4 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2020 were $11.9 million.

The following table presents the components of our other postretirement benefits expense (income) (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Other postretirement benefits
Service cost	$0.5	$0.4	$1.0	$0.9
Interest costs	0.4	0.5	0.8	1.0
Amortization of prior service credits	(0.1)	(1.2)	(0.2)	(2.3)
Amortization of net actuarial gains	—	—	—	(0.1)
Total other postretirement benefits expense (income)	$0.8	$(0.3)	$1.6	$(0.5)

All of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in the income statement caption "Other income, net" within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(1.4) million and $(2.4) million for the three months ended May 31, 2021 and 2020, respectively and $(3.2) million and $(5.2) million for the six months ended May 31, 2021 and 2020, respectively.

8.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and, beginning in the fourth quarter of 2020, price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Stock-based compensation expense	$28.5	$20.7	$42.6	$27.1

Our 2021 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2020 annual grant. The weighted-average grant-date fair value of each stock option granted in 2021 was $18.36 and in 2020 was $13.26 as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2021 and 2020 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2021	2020
Risk-free interest rates	0.0 - 1.8%	0.0 - 0.6%
Dividend yield	1.5%	1.8%
Expected volatility	21.3%	22.8%
Expected lives (in years)	7.9	7.9
The following is a summary of our stock option activity for the six months ended May 31, 2021 and 2020:

	2021		2020
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.5	$53.56	5.2	$48.09
Granted	0.8	89.16	0.8	69.31
Exercised	(0.1)	44.22	(0.8)	38.74
Outstanding at end of the period	5.2	$59.46	5.2	$52.11
Exercisable at end of the period	3.8	$51.08	4.0	$46.83
As of May 31, 2021, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $153.5 million and for options currently exercisable was $142.7 million. The total intrinsic value of all options exercised during the six months ended May 31, 2021 and 2020 was $4.9 million and $28.9 million, respectively.

The following is a summary of our RSU activity for the six months ended May 31, 2021 and 2020:

	2021		2020
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	714	$61.74	762	$57.95
Granted	219	86.86	296	67.03
Vested	(282)	62.19	(274)	54.99
Forfeited	(12)	60.12	(12)	61.00
Outstanding at end of period	639	$70.03	772	$62.43
The following is a summary of our Price-Vested Stock Options activity for the six months ended May 31, 2021:

(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,482	$9.40
Granted	15	9.66
Forfeited	(121)	9.40
Outstanding at end of period	2,376	$9.40
The following is a summary of our LTPP activity for the six months ended May 31, 2021 and 2020:

	2021		2020
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	382	$71.20	392	$57.98
Granted	141	98.30	130	86.14
Vested	(121)	50.95	(88)	44.98
Forfeited	(12)	88.06	(2)	68.48
Outstanding at end of period	390	$86.80	432	$69.06

9.    INCOME TAXES

Income tax expense for the three months ended May 31, 2021 included $5.3 million of net discrete tax benefits consisting principally of the following: (i) $3.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of a statute of limitations in a non-U.S. jurisdiction, and (ii) $1.5 million of excess tax benefits associated with share-based compensation.

Income tax expense for the six months ended May 31, 2021 was not impacted, on a net basis, by discrete tax items as discrete tax benefits and discrete tax expenses offset during the period. Discrete tax items recognized during the six months ended May 31, 2021 consisted principally of the following: (i) $11.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, (ii) $4.9 million of tax benefits from the resolution of tax uncertainties in non-U.S. jurisdictions, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, and (iv) $1.9 million of excess tax benefits associated with share-based compensation.

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

Income taxes for the six months ended May 31, 2020 included $26.9 million of net discrete tax benefits consisting principally of the following: (i) $9.9 million of tax benefits associated with an intra-entity asset transfer, (ii) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (iii) $5.7 million of excess tax benefits associated with share-based compensation, (iv) $3.4 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions, and (v) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from enacted legislation in certain non-U.S. jurisdictions.
Other than additions for current year tax positions and the reversal of unrecognized tax benefits and related interest noted above, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2021.

As of May 31, 2021, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.    CAPITAL STOCK AND EARNINGS PER SHARE
On April 5, 2021, following approval by the Company’s shareholders on March 31, 2021, amendments to the Company’s Charter became effective that increase the number of authorized shares of each class of common stock from 320,000,000 to 640,000,000 and establish the par value of each class of common stock at $0.01 per share. The par value and additional paid in capital associated with each class of common stock is recorded in “Common Stock” and “Common Stock Non-Voting" in our consolidated balance sheet.

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Average shares outstanding – basic	267.3	266.2	267.2	266.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.7	2.3	2.8	2.6
Average shares outstanding – diluted	270.0	268.5	270.0	268.7

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Anti-dilutive securities	0.6	0.5	0.1	0.3
The following table sets forth the common stock activity (in millions):

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.3	0.8	0.5	1.0
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, LTPP and employee stock purchase programs	—	0.1	0.1	0.3
As of May 31, 2021, $584.3 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	May 31, 2021	November 30, 2020
Foreign currency translation adjustment (1)	$(66.6)	$(174.0)
Unrealized loss on foreign currency exchange contracts	(0.4)	(0.4)
Unamortized value of settled interest rate swaps	(0.1)	(0.1)
Pension and other postretirement costs	(295.2)	(296.3)
Accumulated other comprehensive loss	$(362.3)	$(470.8)
(1)During the six months ended May 31, 2021, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $107.4 million, including the impact of a $3.5 million increase associated with net investment hedges. These net investment hedges are more fully described in note 5.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Six months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated Other Comprehensive Income (Loss) Components	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Interest expense
Foreign exchange contracts	0.6	0.3	0.3	(0.1)	Cost of goods sold
Total before tax	0.5	0.2	0.1	(0.3)
Tax effect	(0.1)	—	—	0.1	Income taxes
Net, after tax	$0.4	$0.2	$0.1	$(0.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$0.1	$(1.1)	$0.1	$(2.1)	Other income, net
Amortization of net actuarial losses (1)	3.6	2.9	7.0	5.3	Other income, net
Total before tax	3.7	1.8	7.1	3.2
Tax effect	(0.9)	(0.4)	(1.7)	(0.7)	Income taxes
Net, after tax	$2.8	$1.4	$5.4	$2.5
(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and other postretirement benefits expense (refer to note 7 for additional details). Amortization of net actuarial losses includes settlement losses.

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2021
Net sales	$945.2	$611.5	$1,556.7
Operating income excluding special charges and transaction and integration expenses	176.8	81.2	258.0
Income from unconsolidated operations	22.2	1.2	23.4

Three months ended May 31, 2020
Net sales	$962.6	$438.5	$1,401.1
Operating income excluding special charges	231.6	28.7	260.3
Income from unconsolidated operations	8.4	1.8	10.2

Six months ended May 31, 2021
Net sales	$1,892.0	$1,146.2	$3,038.2
Operating income excluding special charges and transaction and integration expenses	366.7	153.8	520.5
Income from unconsolidated operations	33.0	3.7	36.7

Six months ended May 31, 2020
Net sales	$1,662.1	$951.0	$2,613.1
Operating income excluding special charges	351.2	104.3	455.5
Income from unconsolidated operations	16.2	4.4	20.6

A reconciliation of operating income excluding special charges and, for 2021, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2021
Operating income excluding special charges and transaction and integration expenses	$176.8	$81.2	$258.0
Less: Special charges	8.8	4.9	13.7
Less: Other transaction and integration expenses	3.1	3.8	6.9
Operating income	$164.9	$72.5	$237.4

Three months ended May 31, 2020
Operating income excluding special charges	$231.6	$28.7	$260.3
Less: Special charges	2.5	0.4	2.9
Operating income	$229.1	$28.3	$257.4

Six months ended May 31, 2021
Operating income excluding special charges and transaction and integration expenses	$366.7	$153.8	$520.5
Less: Special charges	9.6	5.2	14.8
Less: Transaction-related expenses included in cost of goods sold	4.0	2.3	6.3
Less: Other transaction and integration expenses	7.3	18.4	25.7
Operating income	$345.8	$127.9	$473.7

Six months ended May 31, 2020
Operating income excluding special charges	$351.2	$104.3	$455.5
Less: Special charges	3.1	0.8	3.9
Operating income	$348.1	$103.5	$451.6

The following table sets forth our net sales, by geographic area, for the three and six months ended May 31, 2021 and 2020 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended May 31, 2021	$1,081.4	$304.9	$170.4	$1,556.7
Three months ended May 31, 2020	1,025.4	243.7	132.0	1,401.1

Six months ended May 31, 2021	2,046.2	607.3	384.7	3,038.2
Six months ended May 31, 2020	1,845.0	494.0	274.1	2,613.1

13.    SUBSEQUENT EVENT
In June 2021, we entered into a five-year $1.5 billion revolving credit facility, which will expire in June 2026. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The provisions of this new revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to this revolving credit facility for the foreseeable future. This facility replaced the following prior revolving credit facilities: (i) a five-year $1.0 billion revolving credit facility that was due to expire in August 2022, and (ii) a 364-day $1.0 billion revolving facility, which we entered into in the first quarter of 2021 and that was due to expire in December 2021. The terms of those revolving credit facilities are more fully described in note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020.

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

Recent Events
On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitations on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the three and six-months ended May 31, 2021 and 2020 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities. As the COVID-19 pandemic continues, we expect the largest factor impacting our fiscal 2021 performance will be the relative balance of at-home versus away-from-home food demand.

We are actively monitoring the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand and have added volatility to our sales over the course of the pandemic. For example, our consolidated sales for the second quarter of 2020 increased by 7.6% over the 2019 level. That 7.6% sales increase was driven by a surge in demand in sales of the consumer segment that rose by 26.0% over the second quarter of 2019, as government-mandated measures, imposed to mitigate the spread of COVID-19 in the second quarter of 2020 and the ensuing change in consumer behavior, resulted in shift in consumer behavior toward at-home meal preparation that more than offset sharply lower demand within the flavor solutions segment, principally associated with our quick service restaurant and branded food service customers. That sharply lower demand drove an 18.5% decline in sales of the flavor solutions segment during the second quarter of 2020 from the 2019 level as dine-in restaurants and bars were closed to limit the spread of COVID-19 early in the pandemic. The extent of the at-home consumption and away-from-home demand has varied during the pandemic and has impacted our results, as compared to the prior year results, at different levels in any individual quarter. For the quarter ended May 31, 2021, our consolidated sales increased by 11.1% over the comparable period in 2020, driven by sharply higher sales in the flavor solution segment, which increased by 39.5% over a weak 2020 quarter, partially offset by a 1.8% decrease in sales of the consumer segment from an extremely strong 2020 quarter. For comparative purposes, the following provides a summary of growth in net sales as reported and on a constant currency basis for the second quarter of 2021 as compared to the second quarter of 2019:

	Three Months Ended May 31, 2021 as compared to Three Months Ended May 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment	23.7%	1.9%	21.8%
Flavor solutions segment	13.7%	0.5%	13.2%
Total net sales	19.6%	1.3%	18.3%

The percentage change in reported net sales and the percentage change on a constant currency basis were favorably impacted by the acquisitions of Cholula and FONA, which contributed 2.7%, 7.5% and 4.7% to the consumer segment, flavor solutions segment and total net sales growth rates, respectively, in the preceding table, on both a reported and constant currency basis.

The impact of COVID-19 on our consumer segment since the beginning of the COVID 19 pandemic has resulted in a significant increase in at-home consumption and related demand for our products. While we continue to see strong levels of consumer demand compared to the pre-pandemic levels, during the three months ended May 31, 2021 retail demand declined when compared to the comparable quarter of the prior year based on the surge in consumer demand at the beginning of the pandemic. The impact of COVID-19 on our flavor solutions segment has included both the unfavorable impact attributable to decreased demand from certain customers that were affected by government measures related to COVID-19 in many of our markets that reduced away-from-home food demand and the favorable impact of increased at-home consumption from certain customers in our flavor solutions segment that use our products to flavor their own brands for at-home consumption. The measures impacting certain of our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery. We continue to see recovery in away-from-home demand associated with the COVID-19 recovery. During the three months ended May 31, 2021 our flavor solutions segment sales and operating results improved as away-from-home consumption increased as compared to the comparable quarter in the prior year, in part, due to the lifting of much more restrictive COVID-19 measures that were in place at the beginning of the pandemic. The impact of the COVID-19 pandemic on our consolidated operating results during the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. Our operations in China saw a sharp drop in sales during the three months ended February 29, 2020, with sales declining by $43 million from the corresponding period in fiscal 2019.

In early fiscal 2021, vaccines effective in combating COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict, and vaccination levels are likely to vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known. These and other uncertainties with respect to COVID-19 could result in changes to our current expectations in addition to a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable or, in the case of significant increased demand for our product, incapability of fulfilling that increased demand. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes related to COVID-19 which could adversely impact our business, financial condition, or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

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

•On December 30, 2020, we acquired FONA International, LLC and certain of its affiliates (FONA), a privately owned company, for approximately $708 million, net of cash acquired. We financed this fiscal 2021 acquisition with cash and commercial paper. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets which expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform, strengthens our capabilities, and accelerates the strategic migration of our portfolio to more value-added and technically insulated products.
•On November 30, 2020, we acquired the parent company of Cholula Hot Sauce® (Cholula) from L Catterton for approximately $801 million, net of cash acquired. We financed this fiscal 2020 acquisition with cash and commercial paper. Cholula is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce in both our consumer and flavor solutions segments.
•In February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. At the same time, we issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to finance our acquisitions of FONA and Cholula, and for general corporate purposes. For further information regarding our issuance of these notes, see note 5 of the notes to the accompanying financial statements.

As described below under the caption 2021 Outlook, the FONA and Cholula acquisitions are expected to contribute more than one-third of our sales growth in 2021.

2021 Outlook
In 2021, we expect to grow net sales over the 2020 level by 11% to 13%, including an estimated 3% favorable impact from currency rates, or 8% to 10% on a constant currency basis. That anticipated 2021 sales growth includes the incremental impact of the Cholula and FONA acquisitions, which we expect to comprise 3.5% to 4.0% of the expected 11% to 13% sales growth, and higher volume and product mix driven by our brand marketing, new product, category management, and differentiated customer engagement growth plans. That sales growth is also expected to include the impact of pricing actions taken to partially offset an anticipated increase in costs. We expect to have organic sales growth in both our consumer and flavor solutions segments.

We expect our 2021 gross profit margin to decline 110 to 90 basis points from our gross profit margin of 41.1% in 2020. The projected 2021 decline in gross profit margin is principally due to (i) expected accretion from our acquisitions of Cholula and FONA, net of transaction and integration expenses of $6.3 million related to the amortization of the step-up of the acquired inventories of Cholula and FONA to fair value, (ii) anticipated unfavorable sales mix in 2021 between our consumer and flavor solutions segments as compared to 2020, (iii) an expected increase in COVID-19 related expenses of approximately $10 million in 2021 over the 2020 level, and (iv) an anticipated mid-single-digit level of inflation in 2021 compared to 2020. Excluding the $6.3 million of transaction and integration expenses related to our acquisitions of Cholula and FONA included in our projected range of gross profit margin anticipated in 2021, we expect our adjusted gross profit margin to be 100 to 80 basis points lower than our 2020 gross profit margin of 41.1%.

In 2021, we expect an increase in operating income of 6% to 8%, which includes an estimated 2% favorable impact from currency rates, over the 2020 level. The projected range of change in operating income in 2021 reflects an expected increase of approximately $30 million in expense related to our global ERP replacement program over the fiscal 2020 level. Our CCI-led cost savings target in 2021 is approximately $110 million and approximates the $113 million of CCI-led cost savings realized in 2020. We anticipate transaction and integration expenses related to the Cholula and FONA acquisitions of approximately $42 million to negatively impact operating income in 2021, as compared to $12.4 million of transaction and integration expenses in 2020. We also expect approximately $21 million of special charges in 2021 that relate to previously announced organization and streamlining actions; in 2020, special charges were $6.9 million. Excluding special charges and transaction and integration expenses, we expect 2021’s adjusted operating income to increase by 10% to 12%, which includes an estimated 2% favorable impact from currency rates, or to increase by 8% to 10% on a constant currency basis over the 2020 level.

Our underlying effective tax rate is projected to be higher in 2021 than in 2020. We estimate our effective tax rate, including the net favorable impact of anticipated discrete tax items, to approximate 23% in 2021 as compared to 19.8% in 2020. Excluding projected taxes associated with special charges and transaction and integration expenses, including the unfavorable impact in the first quarter of 2021 of a deferred state tax discrete tax item directly related to our acquisition of FONA that increased tax expense by $11.4 million, we also estimate that our adjusted effective tax rate will approximate 23% in fiscal 2021, as compared to an adjusted effective tax rate of 19.9% in 2020.

Diluted earnings per share was $2.78 in 2020. Diluted earnings per share for 2021 is projected to range from $2.83 to $2.88. Excluding the per share impact of special charges and transaction and integration expenses of $0.01 and $0.04, respectively, adjusted diluted earnings per share was $2.83 in 2020. Adjusted diluted earnings per share (excluding an estimated per share impact from special charges of $0.06, $0.16 from transaction and integration expenses, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA, and $0.05 gain from the sale of an unconsolidated operation) is projected to range from $3.00 to $3.05 in 2021. We expect adjusted diluted earnings per share to grow by 6% to 8%, which includes a 2% favorable impact from currency rates, over adjusted diluted earnings per share of $2.83 in 2020.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net sales	$1,556.7	$1,401.1	$3,038.2	$2,613.1
Percent increase	11.1%	7.6%	16.3%	3.1%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	3.3%	7.4%	8.9%	2.6%
Pricing actions	(0.1)%	2.2%	0.3%	1.7%
Acquisitions	4.4%	—%	4.2%	—%
Foreign exchange	3.5%	(2.0)%	2.9%	(1.2)%
Gross profit	$614.6	$579.5	$1,192.1	$1,049.4
Gross profit margin	39.5%	41.4%	39.2%	40.2%

Sales for the second quarter of 2021 increased by 11.1% from the prior year level and by 7.6% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Higher volume and favorable product mix increased sales by 3.3%. This increase was driven by sharply higher demand in the flavor solutions segment across all regions, as compared to the corresponding period in 2020 when away-from-home sales were sharply reduced by measures imposed to mitigate the spread of COVID-19. The flavor solutions segment sales increase in the second quarter of 2021 was partially offset by lower sales in the consumer segment, due to lapping exceptionally high demand for our products in the second quarter of 2020 when a surge in demand for our products resulted from more consumers cooking at home at the onset of the COVID-19 pandemic. Pricing actions reduced sales by 0.1%, while the incremental impact of the Cholula and FONA acquisitions added 4.4% to sales in the second quarter of 2021. Sales were also impacted by favorable foreign currency rates that increased net sales by 3.5% in the second quarter of 2021 compared to the year-ago quarter and is excluded from our measure of sales growth of 7.6% on a constant currency basis.

Sales for the six months ended May 31, 2021 increased by 16.3% from the prior year level and increased by 13.4% on a constant currency basis. Favorable volume and product mix increased sales by 8.9% with growth from both the consumer and flavor solutions segments. In addition, pricing actions added 0.3% and acquisitions added 4.2% to sales, both as compared to the prior year period. Sales were impacted by favorable foreign currency rates that increased sales by 2.9% as compared to the same period in 2020 and is excluded from our measure of sales growth of 13.4% on a constant currency basis.

Gross profit for the second quarter of 2021 increased by $35.1 million, or 6.1%, over the comparable period in 2020. Gross profit for the six months ended May 31, 2021 increased by $142.7 million, or 13.6% over the comparable period in 2020. Our gross profit margins for the three and six months ended May 31, 2021 were 39.5% and 39.2%, respectively, a decrease of 190 basis points and 100 basis points, respectively, from the same periods in 2020. The decrease in gross profit margin in the quarter ended May 31, 2021 was driven by a less favorable mix in sales between our consumer and flavor solutions segments and increased material costs, which were partially offset by cost savings led by our Comprehensive Continuous Improvement ("CCI") program, all as compared to the corresponding quarter in 2020. The decrease in gross profit margin in the six months ended May 31, 2021 was driven by increased material costs, higher costs associated with COVID-19 and a less favorable mix in sales between our consumer and flavor solutions segments, partially offset by savings from our CCI program, each as compared to the prior year. In addition, our gross profit for the six months ended May 31, 2021 was burdened by $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021. Excluding those transaction and integration expenses, adjusted gross profit margin for the six months ended May 31, 2021 decreased by 80 basis points from 40.2% in the six months ended May 31, 2020 to 39.4% in the corresponding period in 2021.

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Selling, general & administrative expense (SG&A)	$356.6	$319.2	$677.9	$593.9
Percent of net sales	22.9%	22.8%	22.3%	22.8%
SG&A increased by $37.4 million in the second quarter of 2021 compared to the 2020 level, driven by (i) SG&A associated with the acquired Cholula and FONA businesses, (ii) increased brand marketing costs, and (iii) greater selling and distribution expenses associated with the higher sales volume. Those increases were partially offset by lower performance-based employee incentive expenses, as compared to the prior year period. SG&A as a percent of net sales increased by 10 basis points from the prior year level as increased brand marketing investment was partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 period.

SG&A increased by $84.0 million in the six months ended May 31, 2021 compared to the 2020 level, primarily as a result of (i) SG&A associated with the Cholula and FONA acquisitions, (ii) increased brand marketing costs, and (iii) greater selling and distribution expenses associated with the higher sales volume, all as compared to the corresponding period in 2020. SG&A as a percent of net sales for the six months ended May 31, 2021 decreased by 50 basis points from the prior year level, driven by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 period.

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Total special charges	$13.7	$2.9	$14.8	$3.9

During the three months ended May 31, 2021, we recorded $13.7 million of special charges consisting principally of a non-cash asset impairment charge of $6.5 million associated with an administrative site that will be exited in conjunction with our decision to employ a hybrid work environment and $4.7 million of streamlining actions in the Americas region.

During the six months ended May 31, 2021, we recorded $14.8 million of special charges consisting principally of the previously described non-cash asset impairment charge of $6.5 million, $5.2 million of streamlining actions in the Americas region, and $1.3 million of streamlining actions in the EMEA region.

During the three months ended May 31, 2020, we recorded $2.9 million of special charges consisting primarily of $2.8 million of streamlining actions in the EMEA region, including $1.9 million related to severance and related benefits, $0.6 million of third-party expenses, and $0.3 million related to other costs.

During the six months ended May 31, 2020, we recorded $3.9 million of special charges consisting of $2.8 million of streamlining actions in the EMEA region and $1.1 million related to our Global Enablement initiative.

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Transaction expenses included in cost of goods sold	$—	$—	$6.3	$—
Other transaction and integration expenses	6.9	—	25.7	—
Total transaction and integration expenses	$6.9	$—	$32.0	$—

During the three months ended May 31, 2021, we recorded $6.9 million of integration expenses related to our acquisitions of Cholula and FONA.

During the six months ended May 31, 2021, we recorded $32.0 million of transaction and integration expense related to our acquisitions of Cholula and FONA. These costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, (ii) $13.8 million of other transaction costs primarily related to outside advisory, service and consulting costs, and (iii) $11.9 million of integration expenses.

We expect transaction and integration expenses related to our acquisitions of Cholula and FONA to negatively impact operating income in the second half of fiscal 2021 by approximately $10 million.

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Interest expense	$35.6	$34.4	$69.4	$69.7
Other income, net	3.9	3.1	8.5	8.6

Interest expense increased by $1.2 million in the second quarter of 2021, compared to the same period in 2020, as an increase in average total borrowings was partially offset by a decrease in interest rates. Interest expense decreased by $0.3 million in the six months ended May 31, 2021, compared to the same period in 2020, as an increase in average total borrowings was more than offset by a decrease in interest rates. Other income, net for the three months ended May 31, 2021 increased by $0.8 million, while other income, net for the six months ended May 31, 2021 decreased by $0.1 million, both as compared to the prior year period.

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Income from consolidated operations before income taxes	$205.7	$226.1	$412.8	$390.5
Income tax expense	45.4	40.4	104.0	70.5
Effective tax rate	22.1%	17.9%	25.2%	18.1%
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

Income tax expense for the three months ended May 31, 2021 included $5.3 million of net discrete tax benefits consisting principally of the following: (i) $3.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of a statute of limitations in a non-U.S. jurisdiction, and (ii) $1.5 million of excess tax benefits associated with share-based compensation.

Income tax expense for the six months ended May 31, 2021 was not impacted, on a net basis, by discrete tax items as discrete tax benefits and discrete tax expenses offset during the period. Discrete tax items recognized during the six months ended May 31, 2021 consisted principally of the following: (i) $11.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, (ii) $4.9 million of tax benefits from the resolution of tax uncertainties in non-U.S. jurisdictions, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of a statutes of limitations, (iii) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, and (iv) $1.9 million of excess tax benefits associated with share-based compensation.

Income tax expense for the three months ended May 31, 2020 included $16.5 million of discrete tax benefits consisting principally of the following: (i) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (ii) $4.0 million of excess tax benefits associated with share-based compensation, and (iii) $3.2 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of a statute of limitations in a non-U.S. jurisdiction.

Income tax expense for the six months ended May 31, 2020 included $26.9 million of net discrete tax benefits consisting principally of the following: (i) $9.9 million of tax benefits associated with an intra-entity asset transfer that occurred during the first quarter; (ii) $9.3 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets; (iii) $5.7 million of excess tax benefits associated with share-based compensation, (iv) $3.4 million of tax benefits related to the reversal of unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions; and (v) $1.4 million of expense related to the revaluation of deferred tax liabilities resulting from enacted legislation in certain non-U.S. jurisdictions.

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Income from unconsolidated operations	$23.4	$10.2	$36.7	$20.6

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $13.2 million and $16.1 million for the three and six months ended May 31, 2021, respectively, as compared to the year ago periods. Both the three and six months ended May 31, 2021 include an after-tax gain of $13.4 million on the sale of our 26% interest in Eastern Condiments Private Ltd., an unconsolidated operation, as more fully described in note 2 of the notes to the accompanying financial statements. In the three and six months ended May 31, 2021, earnings of our largest joint venture, McCormick de Mexico, increased by $0.3 million and $3.1 million, respectively, as compared to the prior year periods.
The following table outlines the major components of the change in diluted earnings per share from 2020 to 2021:

	Three months ended May 31,	Six months ended May 31,
2020 Earnings per share – diluted	$0.73	$1.27
Impact of change in operating income	(0.01)	0.20
Increase in special charges, net of taxes	(0.03)	(0.03)
Increase in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	(0.02)	(0.14)
Increase in income from unconsolidated operations	0.05	0.06
Impact of change in effective income tax rate, excluding taxes on special charges and transaction and integration expenses	(0.04)	(0.07)
Impact of higher shares outstanding	—	(0.01)
2021 Earnings per share – diluted	$0.68	$1.28

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. We also exclude transaction and integration expenses related to our acquisitions of Cholula and FONA from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in Cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. See note 12 of the notes to the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
CONSUMER SEGMENT

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
(in millions)
Net sales	$945.2	$962.6	$1,892.0	$1,662.1
Percent (decrease) increase	(1.8)%	26.0%	13.8%	10.2%
Segment operating income	$176.8	$231.6	$366.7	$351.2
Segment operating income margin	18.7%	24.1%	19.4%	21.1%

In the second quarter of 2021, sales of our consumer segment decreased 1.8% as compared to the second quarter of 2020, which experienced a 26.0% increase in sales from the 2019 level as a result of government-mandated measures—imposed in the second quarter of 2020 to mitigate the spread of COVID-19—resulted in a shift in consumer behavior toward at-home meal preparation, and decreased by 4.7% on a constant currency basis. That 1.8% decrease was driven by lower sales of our consumer business in the Americas region, which was partially offset by growth in the Asia/Pacific region, both as compared to the prior year quarter. Unfavorable volume and product mix decreased consumer segment sales by 6.5% in the second quarter of 2021 as compared to the same period last year, as the exceptionally strong demand that existed at the onset of the pandemic in the year ago period has eased but remains strong. Pricing actions decreased sales by 0.4% as compared to the prior year period, while the incremental impact of the Cholula acquisition added 2.2% to sales. Sales in the second quarter of 2021 reflected a favorable impact from foreign currency rates that increased consumer segment sales by 2.9% compared to the year-ago quarter and is excluded from our measure of sales decline of 4.7% on a constant currency basis.

In the Americas region, consumer sales decreased 6.4% in the second quarter of 2021 as compared to the second quarter of 2020, which experienced a 35.8% increase in sales from the 2019 level as a result of exceptionally strong demand for our products at the onset of the COVID-19 pandemic, and decreased by 7.2% on a constant currency basis. For the second quarter of 2021, unfavorable volume and product mix decreased sales by 9.3% as compared to the corresponding period in 2020, as the exceptionally strong demand that existed at the onset of the pandemic in the year ago period has eased but remains strong. The impact of trade replenishment during the quarter ended May 31, 2021 partially offset the decline. The incremental impact of the Cholula acquisition added 3.0% to sales in the quarter ended May 31, 2021 and pricing actions decreased sales by 0.9% as compared to the prior year period. The favorable impact of foreign currency rates increased sales by 0.8% in the quarter and is excluded from our measure of sales decline of 7.2% on a constant currency basis.

In the EMEA region, consumer sales increased 3.6% in the second quarter of 2021 as compared to the second quarter of 2020, which experienced a 22.0% increase in sales from the 2019 level driven by the onset of the COVID-19 impact on greater consumer at-home meal preparation, and decreased by 4.2% on a constant currency basis. Sales were impacted by unfavorable volume and product mix during the second quarter of 2021 that decreased sales by 5.2% from the prior year level. The decrease, which included a decline in sales of homemade dessert products in France, was driven by a shift in the relative balance of at-home and away-from-home eating, as consumption began to ease from the unprecedented level of at home eating seen in the year ago period. Pricing actions increased sales by 1.0% as compared to the 2020 period. During the second quarter of 2021, a favorable impact from foreign currency rates increased sales by 7.8% compared to the year-ago period and is excluded from our measure of sales decline of 4.2% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 25.5% in the second quarter of 2021 as compared to the second quarter of 2020, which reflected a 17.9% decrease in sales from the 2019 level due mainly to COVID-19 disruption on foodservice sales in China, and increased by 15.0% on a constant currency basis. For the quarter ended May 31, 2021, favorable volume and product mix increased sales by 14.0%. The increase was driven by sharply higher sales in the foodservice component of our China business in the quarter ended May 31, 2021 and represents a strong rebound from the significant unfavorable impact of government mandated closures in response to COVID-19 during the comparable period of 2020. Unfavorable volume and product mix across the rest of the region, including cooking-from-home products in China, partially offset the increase. Pricing actions increased sales by 1.0% as compared to the prior year period. A favorable impact from foreign currency rates, which increased sales by 10.5% compared to the second quarter of 2020, is excluded from our measure of sales growth of 15.0% on a constant currency basis.

For the six months ended May 31, 2021, our consumer segment sales increased 13.8% as compared to the six months ended May 31, 2020 and increased by 10.7% on a constant currency basis. That 13.8% sales increase was driven by higher sales of our consumer business in all regions during the six months ended May 31, 2021 and is in comparison to a 10.2% increase in sales during the six months ended May 31, 2020 as compared to the corresponding period in 2019. Improved volume and product mix added 8.2% to sales and pricing actions reduced sales by 0.1% in the first half of 2021, both in comparison to the prior year levels. The incremental impact of the Cholula acquisition added 2.6% to segment sales for the six months ended March 31, 2021. A favorable impact from foreign currency rates increased sales by 3.1% compared to the prior year and is excluded from our measure of sales growth of 10.7% on a constant currency basis.

Segment operating income for our consumer segment decreased by $54.8 million, or 23.7%, in the second quarter of 2021 as compared to the second quarter of 2020. The decrease in segment operating income was driven by the impact of increased material costs and higher brand marketing investment, partially offset by lower incentive-based compensation accruals and CCI-led cost savings, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 540 basis points from the second quarter of 2020 to 18.7% in the second quarter of 2021. That decrease was principally the result of the previously mentioned factors in conjunction with the unfavorable leverage of fixed and semi-fixed expenses over a lower sales base, as compared to the second quarter of 2020. On a constant currency basis, segment operating income for our consumer segment decreased by 25.7% in the second quarter of 2021 in comparison to the same period in 2020.

We grew segment operating income for our consumer segment by $15.5 million, or 4.4%, for the six months ended May 31, 2021 as compared to the same period in 2020. The increase in segment operating income was driven by the impact of higher sales and CCI-led cost savings, partially offset by incremental costs associated with COVID-19 and increased brand marketing investment. The impact of COVID-19 on operating income during the six months ended May 31, 2021 reflected matters including the incremental impact of temporary arrangements to utilize co-manufacturing that increased our cost to produce certain products and measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning that reduced productivity. On a constant currency basis, segment operating income for our consumer segment rose by 1.5% in the six months ended May 31, 2021 in comparison to the same period in 2020. Segment operating margin for our consumer segment decreased by 170 basis points in the first half of 2021 to 19.4%, driven by a decrease in consumer gross profit margin, which was partially offset by the benefit from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net sales	$611.5	$438.5	$1,146.2	$951.0
Percent increase (decrease)	39.5%	(18.5)%	20.5%	(7.2)%
Segment operating income	$81.2	$28.7	$153.8	$104.3
Segment operating income margin	13.3%	6.5%	13.4%	11.0%

In the second quarter of 2021, sales of our flavor solutions segment increased by 39.5% as compared to the second quarter of 2020, which experienced an 18.5% decrease in sales from the 2019 level due to lower demand resulting from the broad-based impact of COVID-19 disruption on our quick service restaurant and branded food service customers at the onset of the pandemic, and increased by 34.6% on a constant currency basis. The sales increase in the second quarter of 2021 included growth in all regions. The incremental impact of our Cholula and FONA acquisitions added 9.2% to sales in the quarter ended May 31, 2021. Favorable volume and product mix increased segment sales by 25.1% in the second quarter of 2021 as compared to the same period in 2020, as away-from-home consumption improved, in part, due to the less restrictive COVID-19 measures that were in place in the second quarter of 2021 than at the onset of the pandemic. Pricing actions during the second quarter of 2021 increased sales by 0.3%. The favorable impact of foreign currency rates increased flavor solutions segment sales by 4.9% compared to the year-ago quarter and is excluded from our measure of sales growth of 34.6% on a constant currency basis.

In the Americas region, flavor solutions sales increased by 31.6% during the second quarter of 2021 as compared to the second quarter of 2020, which experienced a sales decline of 15.0% from the 2019 level driven by lower sales to quick service restaurant and branded food service customers as a result of COVID-19 restrictions imposed at the onset of the pandemic, and increased by 29.7% on a constant currency basis. Favorable volume and product mix increased flavor solutions sales in the Americas by 16.6% during the second quarter of 2021, driven by growth in branded foodservice that benefited from an increase in away-from-home eating that resulted from the easing of measures taken at the onset of the pandemic to address COVID-19, as compared to the year ago period. The increase was partially offset by a decline in sales to quick service restaurant customers, including the effects of exiting certain low margin business. The incremental impact of the Cholula and FONA acquisitions increased sales by 12.6% during the second quarter of 2021. Pricing actions during the quarter ended May 31, 2021 increased sales by 0.5% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 1.9% compared to the second quarter of 2020 and is excluded from our measure of sales growth of 29.7% on a constant currency basis.

In the EMEA region, flavor solutions sales in the second quarter of 2021 increased by 77.7% as compared to the second quarter of 2020, which experienced a sales decline of 34.3% from the 2019 level primarily as a result of decreased sales to quick service restaurants and lower branded food service sales that were partially offset by higher demand from packaged food service companies in response to COVID-19 restrictions implemented in 2020, and increased by 64.7% on a constant currency basis. Favorable volume and product mix increased segment sales in the EMEA region by 63.0% as compared to the corresponding period in 2020. The increase was broad based across the region with particular strength in sales to quick service restaurant customers. The sharp increase in sales was primarily attributable to a relative shift toward away-from-home eating due to easing in the second quarter of 2021 of the more restrictive COVID-19 measures that were in place in the corresponding period in 2020 at the onset of the pandemic. Pricing actions increased sales by 1.7% in the second quarter of 2021 as compared to the prior period level. A favorable impact from foreign currency rates increased sales by 13.0% compared to the second quarter of 2020 and is excluded from our measure of sales growth of 64.7% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 35.5% in the second quarter of 2021 as compared to the second quarter of 2020, which experienced a sales decline of 11.3% from the 2019 level driven by the impact of COVID-19 on sales to our flavor solutions customers outside of China, and increased by 22.6% on a constant currency basis. Favorable volume and product mix increased sales by 25.6% in the second quarter of 2021, driven by broad based growth across the region, with particular strength in sales to quick service restaurant customers. The sharp increase in sales in the second quarter of 2021 as compared to the corresponding 2020 period was primarily attributable to an improvement in away-from-home eating, in part, due to the easing of more restrictive COVID-19 measures that were in place during the onset of the pandemic in 2020. Pricing actions decreased sales by 3.0% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 12.9% compared to the second quarter of 2020 and is excluded from our measure of sales growth of 22.6% on a constant currency basis.

For the six months ended May 31, 2021, our flavor solutions sales increased 20.5% as compared to the six months ended May 31, 2020 and is in contrast to a 7.2% decline in segment sales during the six months ended May 31, 2020 from the 2019 level and increased by 17.8% on a constant currency basis. Driving that increase in sales was higher demand during the second quarter of 2021 due to the aforementioned improvement in away-from-home eating. Volume and product mix contributed 9.9% of the increase in addition to pricing actions which added 1.0% to sales for the first half of 2021, both in comparison to the prior year levels. The incremental impact of our acquisitions of Cholula and FONA added 6.9% to segment sales for the six months ended March 31, 2021. A favorable impact from foreign currency rates increased sales by 2.7% compared to the prior year and is excluded from our measure of sales growth of 17.8% on a constant currency basis.

Segment operating income for our flavor solutions segment increased by $52.5 million, or 182.9%, in the second quarter of 2021 as compared to the second quarter of 2020. The increase in segment operating income was driven by sharply higher sales, including the impact of acquisitions, favorable product mix, lower incentive based compensation accruals and CCI-led cost savings, which were partially offset by increased material costs. Segment operating margin for our flavor solutions segment increased by 680 basis points from the prior year level to 13.3% in the second quarter of 2021, as the benefit from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level, together with the accretive impact of the Cholula and FONA acquisitions on gross margins, were partially offset by higher material costs. On a constant currency basis, segment operating income for our flavor solutions segment increased by 175.0% in the second quarter of 2021 as compared to the same period in 2020.

Segment operating income for our flavor solutions segment increased by $49.5 million, or 47.5%, for the six months ended May 31, 2021 as compared to the same period of 2020. The increase in segment operating income was driven by higher sales, including the impact of acquisitions, CCI-led cost savings and favorable product mix, which was partially offset by increased material costs. On a constant currency basis, segment operating income for our flavor solutions segment increased by 45.2% in the six months ended May 31, 2021, in comparison to the same period in 2020. Segment operating margin for our flavor solutions segment increased by 240 basis points in the first half of 2021 to 13.4%, driven by higher segment gross margin as compared to the first six months of 2020.

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
The following table sets forth the notional values and unrealized net loss of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2021	November 30, 2020
Forward foreign currency:
Notional value	$625.7	$383.8
Unrealized net loss	(6.1)	(6.8)
Cross currency swaps:
Notional value	546.3	524.4
Unrealized net loss	(22.3)	(18.8)
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
The following table sets forth the notional values and fair values of our interest rate swap contracts:

	May 31, 2021	November 30, 2020
Notional value	$350.0	$350.0
Unrealized net gain	30.8	43.1
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of May 31, 2021, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2020 other than the following, which are more fully described in notes 5 and 13 of the notes to the accompanying financial statements included in Item 1: (i) in February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026; (ii) in February 2021, we issued $500.0 million of 1.85% notes due February 15, 2031; and (iii) in June 2021, we entered into a $1.5 billion five-year revolving credit facility, which will expire in June 2027 and which replaced both our prior five-year $1.0 billion revolving credit facility that was due to expire in August 2022 and our prior 364-day revolving credit facility that was due to expire in December 2021.
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
•Income from sale of unconsolidated operations — We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 2 of the notes to the accompanying financial statements included in Item 1, our sale of our 26% interest in Eastern in resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement.
Details with respect to the composition of transaction and integration expenses and special charges set forth below are included in notes 2, 3 and 9 of the notes to the accompanying financial statements and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2020	For the three months ended		For the six months ended		Estimated for the year ending November 30, 2021
		May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Gross profit	$2,300.4	$614.6	$579.5	$1,192.1	$1,049.4
Impact of transaction and integration expenses included in cost of goods sold (1)	—	—	—	6.3	—
Adjusted gross profit	$2,300.4	$614.6	$579.5	$1,198.4	$1,049.4
Adjusted gross profit margin (2)	41.1%	39.5%	41.4%	39.4%	40.2%

Operating income	$999.5	$237.4	$257.4	$473.7	451.6
Impact of transaction and integration expenses included in cost of goods sold (1)	—	—	—	6.3	—
Impact of other transaction and integration expenses (1)	12.4	6.9	—	25.7	—
Impact of special charges	6.9	13.7	2.9	14.8	3.9
Adjusted operating income	$1,018.8	$258.0	$260.3	$520.5	$455.5
Adjusted operating income margin (3)	18.2%	16.6%	18.6%	17.1%	17.4%

Income tax expense	$174.9	$45.4	$40.4	$104.0	$70.5
Impact of transaction and integration expenses (1)	1.9	1.6	—	(4.3)	—
Impact of special charges	2.1	3.2	0.9	3.5	1.2
Adjusted income tax expense	$178.9	$50.2	$41.3	$103.2	$71.7
Adjusted income tax rate (4)	19.9%	22.2%	18.0%	22.5%	18.2%

Net income	$747.4	$183.7	$195.9	$345.5	$340.6
Impact of transaction and integration expenses (1)	10.5	5.3	—	36.3	—
Impact of special charges	4.8	10.5	2.0	11.3	2.7
Impact of after-tax gain on sale of unconsolidated operation	—	(13.4)	—	(13.4)	—
Adjusted net income	$762.7	$186.1	$197.9	$379.7	$343.3

Earnings per share – diluted	$2.78	$0.68	$0.73	$1.28	$1.27	$2.83 to $2.88
Impact of transaction and integration expenses (1)	0.04	0.02	—	0.14	—	0.16
Impact of special charges	0.01	0.04	0.01	0.04	0.01	0.06
Impact of after-tax gain on sale of unconsolidated operation	—	(0.05)	—	(0.05)	—	(0.05)
Adjusted earnings per share – diluted	$2.83	$0.69	$0.74	$1.41	$1.28	$3.00 to $3.05

(1)	Transaction and integration expenses include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include transaction expenses, integration expenses, including the effect of the fair value adjustment of acquired inventory on cost of goods sold and the unfavorable impact of a discrete item related to deferred State income tax expense during the first quarter of 2021, directly related to our December 2020 acquisition of FONA. This unfavorable discrete tax item had an impact of $11.4 million or $0.04 per diluted share for the six months ended May 31, 2021.

(2)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(3)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(4)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $226.3 million and $459.6 million for the three and six months ended May 31, 2021, respectively, $229.0 million and $394.4 million for the three and six months ended May 31, 2020, respectively, and $900.8 million for the year ended November 30, 2020.

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

Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current period results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the corresponding period of the comparative year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the comparative year.

Rates of constant currency growth (decline) follow:

	Three Months Ended May 31, 2021
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	(6.4)%	0.8%	(7.2)%
EMEA	3.6%	7.8%	(4.2)%
Asia/Pacific	25.5%	10.5%	15.0%
Total Consumer	(1.8)%	2.9%	(4.7)%
Flavor Solutions segment:
Americas	31.6%	1.9%	29.7%
EMEA	77.7%	13.0%	64.7%
Asia/Pacific	35.5%	12.9%	22.6%
Total Flavor Solutions	39.5%	4.9%	34.6%
Total net sales	11.1%	3.5%	7.6%

Adjusted operating income:
Consumer segment	(23.7)%	2.0%	(25.7)%
Flavor Solutions segment	182.9%	7.9%	175.0%
Total adjusted operating income	(0.9)%	2.7%	(3.6)%

	Six Months Ended May 31, 2021
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	7.9%	0.6%	7.3%
EMEA	17.8%	8.0%	9.8%
Asia/Pacific	45.8%	10.1%	35.7%
Total Consumer	13.8%	3.1%	10.7%
Flavor Solutions segment:
Americas	16.1%	0.8%	15.3%
EMEA	32.3%	6.0%	26.3%
Asia/Pacific	30.5%	10.5%	20.0%
Total Flavor Solutions	20.5%	2.7%	17.8%
Total net sales	16.3%	2.9%	13.4%

Adjusted operating income:
Consumer segment	4.4%	2.9%	1.5%
Flavor Solutions segment	47.5%	2.3%	45.2%
Total adjusted operating income	14.3%	2.8%	11.5%
In addition, the following provides a summary of growth in net sales as reported and on a constant currency basis for the second quarter of 2021 as compared to the second quarter of 2019:

	Three Months Ended May 31, 2021 as compared to Three Months Ended May 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment	23.7%	1.9%	21.8%
Flavor solutions segment	13.7%	0.5%	13.2%
Total net sales	19.6%	1.3%	18.3%
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

Projections for the Year Ending November 30, 2021
Percentage change in net sales	11% to 13%
Impact of favorable foreign currency exchange	3%
Percentage change in net sales in constant currency	8% to 10%

Percentage change in adjusted operating income	10% to 12%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted operating income in constant currency	8% to 10%

Percentage change in adjusted earnings per share — diluted	6% to 8%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted earnings per share in constant currency — diluted	4% to 6%

In addition to the above non-GAAP financial measures, we use a leverage ratio which is determined using non-GAAP measures. A leverage ratio is a widely-used measure of ability to repay outstanding debt obligations and is a meaningful metric to investors in evaluating financial leverage. We believe that our leverage ratio is a meaningful metric to investors in evaluating our financial leverage, although our method to calculate our leverage ratio may be different than the method used by other companies to calculate such a leverage ratio. We determine our leverage ratio as net debt (which we define as total debt, net of cash in excess of $75.0 million) to adjusted earnings before interest, tax, depreciation and amortization (Adjusted EBITDA). We define Adjusted EBITDA as net income plus expenses for interest, income taxes, depreciation and amortization, less interest income and as further adjusted for cash and non-cash acquisition-related expenses (which may include the effect of the fair value adjustment of acquired inventory on cost of goods sold), special charges, stock-based compensation expenses, certain gains or losses (which may include third party fees and expenses and transaction and integration costs), and pro forma Adjusted EBITDA of businesses acquired during the trailing twelve-month period then ended. Adjusted EBITDA and our leverage ratio are both non-GAAP financial measures. Our definition of the leverage ratio, which is based in part on Adjusted EBITDA, is consistent with the terms of our revolving credit facilities and non-cancellable synthetic lease for a to-be-constructed distribution facility that were in place as of May 31, 2021, which require us to maintain our leverage ratio below certain levels. For further information with respect to the previously described revolving credit facilities and synthetic lease agreement, refer to note 6 and note 7, respectively, of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020.

As of May 31, 2021, our revolving credit facilities consisted of a five-year $1.0 billion revolving credit facility, which was scheduled to expire in August 2022, and a 364-day $1.0 billion revolving credit facility, which was scheduled to expire in December 2021. In early fiscal 2021 following our acquisition of FONA, the levels specified in these revolving credit facilities under which we are required to maintain our leverage ratios were amended by the participating banks to increase the permitted maximum leverage ratios. As amended, the maximum permitted leverage ratio under the terms of those revolving credit facilities was 4.5 as of the measurement dates at the end of each fiscal quarter in the year ending November 30, 2021. That maximum ratio would have dropped to 4.25 on February 28, 2022 and to 3.75 for each measurement date at the end of each fiscal quarter for the remaining term of the five-year facility. At the same time in early fiscal 2021, a similar amendment was made to our non-cancelable synthetic lease agreement for a to-be-constructed distribution facility.

In June 2021, the revolving credit facilities outstanding at May 31, 2021 were replaced by a five-year $1.5 billion revolving credit facility that will expire in June 2026. That $1.5 billion revolving credit facility does not include a leverage ratio. In July 2021, the previously described synthetic lease agreement was amended to eliminate the leverage ratio. As of May 31, 2021, our leverage ratio as determined under the previously described facilities outstanding on that date was 3.7 as compared to the then maximum permitted leverage ratio of 4.5.

As more fully described in note 13 of the notes to the accompanying financial statements included in Item 1, in June 2021, we entered into a five-year $1.5 billion revolving credit facility, which will expire in June 2026. This facility replaced (i) the five-year $1.0 billion revolving credit facility that was due to expire in August 2022 and (ii) the 364-day $1.0 billion revolving credit facility, which we entered into in the first quarter of fiscal 2021 and was due to expire December 2021. The provisions of the new $1.5 billion revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We anticipate that we will comply with the previously described financial covenant for the foreseeable future. In an unforeseen event of non-compliance with this financial covenant, we anticipate that we would undertake to renegotiate the covenant with the existing bank groups or obtain additional financing to repay the outstanding amounts under the previously described revolving credit facilities and synthetic lease, in either case the expected impact of which would be an increase in the cost of these borrowings.
The following table reconciles our net income to Adjusted EBITDA and provides the computation of the leverage ratio, determined in accordance with the respective financial covenant under our previously described revolving credit facilities and synthetic lease, for the trailing twelve-month periods ended May 31, 2021 and November 30, 2020:

	May 31, 2021	November 30, 2020
Net income	$752.3	$747.4
Interest expense	135.3	135.6
Income tax expense	208.4	174.9
Depreciation and amortization	175.4	165.0
EBITDA	$1,271.4	$1,222.9
Adjustments to EBITDA (1)	136.4	89.5
Adjusted EBITDA	$1,407.8	$1,312.4

Net debt (2)	$5,244.2	$4,555.8

Leverage ratio (1)	3.7	3.5

(1)
Adjustments to EBITDA are determined under the leverage ratio covenant in our previously described revolving credit facilities and synthetic lease agreement. Those Adjustments to EBITDA include special charges, stock-based compensation expense, interest income, transaction and integration expenses, non-recurring gains on dispositions of businesses, and pro forma Adjusted EBITDA of businesses acquired by McCormick in the trailing twelve-month period. That pro forma Adjusted EBITDA of acquired businesses represents the pre-acquisition date Adjusted EBITDA of an acquired business for a period that, together with that acquired business’ Adjusted EBITDA subsequent to the acquisition included in McCormick’s consolidated results, comprises twelve months of Adjusted EBITDA of the acquired business for the trailing twelve-month period. Pro forma Adjusted EBITDA of acquired businesses included in Adjustments to EBITDA for the trailing twelve-month periods ended May 31, 2021 and November 30, 2020, were $33.7 million and $32.0 million, respectively.

(2)
The leverage ratio covenant in our previously described revolving credit facilities and synthetic lease agreement defines net debt as the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less the amount of cash and cash equivalents that exceeds $75.0 million.

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2021	May 31, 2020

Net cash provided by operating activities	$228.7	$355.5
Net cash used in investing activities	(753.6)	(85.2)
Net cash provided by (used in) financing activities	377.9	(230.5)
In the condensed consolidated cash flow statements, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired operating assets and liabilities, as the cash flow associated with acquisitions of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.
Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is historically lowest in the first quarter and highest in the fourth quarter of our fiscal year. For the six months ended May 31, 2021 cash flow from operations of $228.7 million decreased $126.8 million from the same period of 2020. This decrease was primarily driven by a higher use of cash associated with operating assets and liabilities, including the impact of higher cash used by working capital, the higher amount of certain employee benefits accrued as of the prior year-end and paid in the first quarter of the subsequent fiscal year, and the payment of transaction and integration costs associated with our recent acquisitions, each as compared to the prior year.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of May 31, 2021 and November 30, 2020 the amount due to suppliers participating in the SCF and included in "Trade accounts payable" was approximately $284.1 million and $273.6 million, respectively.

Investing Cash Flow — Cash used in investing activities of $753.6 million for the six months ended May 31, 2021 increased by $668.4 million as compared to $85.2 million for the corresponding period in 2020. Our primary investing cash flows include the usage of cash associated with our acquisition of businesses and capital expenditures. Our primary investing cash inflow in the six months ended May 31, 2021 was the $65.4 million of proceeds received from the sale of an unconsolidated operation, as more fully discussed in note 2 of the notes to the accompanying financial statements. Cash usage related to the acquisition of businesses was $706.4 million during the six months ended May 31, 2021, principally related to our acquisition of FONA. During the first six months of 2021, capital expenditures increased by $25.7 million from the 2020 level to $112.8 million. We expect 2021 capital expenditures to approximate $265 million to support our planned growth, including the multi-year program to replace our global enterprise resource planning (ERP) system and other initiatives.
Financing Cash Flow — Financing activities provided cash of $377.9 million for the first six months of 2021, as compared to the corresponding period in 2020 when financing activities used cash of $230.5 million. The variability between years is principally a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Six months ended
	May 31, 2021	May 31, 2020

Net decrease in short-term borrowings	$(429.4)	$(514.5)
Proceeds from issuance of long-term debt, net of debt issuance costs	999.6	493.9
Repayments of long-term debt	(3.5)	(41.7)
Net cash provided from (used in) borrowing activities	$566.7	$(62.3)
During the six months ended May 31, 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. We also issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to fund our acquisitions of Cholula and FONA, and for general corporate purposes.
In the first six months of 2020, we issued $500 million of long-term debt with net proceeds from the issuance of $495.0 million. We also repaid $41.7 million of long-term debt principally comprised of the required quarterly installment of $18.8 million on our 5-year term loan due August 2022.
The following table outlines the activity in our share repurchase program for the six months ended May 31, 2021 and May 31, 2020 (in millions):

	2021	2020
Number of shares of common stock repurchased	—	0.25
Dollar amount	$0.4	$20.8
As of May 31, 2021, $584.3 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended May 31, 2021, we received proceeds of $6.2 million from exercised stock options as compared to $26.7 million received in the corresponding 2020 period. We repurchased $13.0 million and $9.2 million of common stock during the six months ended May 31, 2021 and May 31, 2020, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $181.6 million in the first six months of 2021 from $164.9 million of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
The following table presents our leverage ratio for the trailing twelve-month periods ended May 31, 2021 and November 30, 2020:

	May 31, 2021	November 30, 2020
Leverage ratio	3.7	3.5

Our leverage ratio was 3.7 as of May 31, 2021 as compared to the ratio of 3.5 as of November 30, 2020. That increase is due to an increase in our net debt balance, primarily associated with the acquisition of FONA, which was partially offset by the increase to our trailing twelve-month Adjusted EBITDA.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act in December 2017, the permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At May 31, 2021 and May 31, 2020, we temporarily used $302.6 million and $118.9 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2021 and May 31, 2020 were $1,057.2 million and $757.0 million, respectively. Those average short-term borrowings outstanding for the six months ended May 31, 2021 included average commercial paper outstanding of $994.2 million. Total average debt outstanding for the six months ended May 31, 2021 and May 31, 2020 was $5,528.9 million and $4,468.9 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2021, the exchange rates for the Euro, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi and Polish zloty were higher than at November 30, 2020.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund seasonal working capital needs and other general corporate requirements.
In June 2021, we entered into a five-year $1.5 billion revolving credit facility, which will expire in June 2026. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The provisions of this new revolving credit facility restrict subsidiary indebtedness and require us to maintain certain minimum and maximum financial ratios. We do not expect that these covenants would limit our access to this revolving credit facility for the foreseeable future. This facility replaced the following prior revolving credit facilities: (i) a five-year $1.0 billion revolving credit facility that was due to expire in August 2022, and (ii) a 364-day $1.0 billion revolving facility, which we entered into in the first quarter of 2021 and that was due to expire in December 2021. The terms of those revolving credit facilities are more fully described in note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020.
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

In early fiscal 2021, vaccines for combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and vaccination levels are likely to vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes related to COVID-19 which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2021 to March 31, 2021	CS – 0	$—	—	$585 million
	CSNV – 0	$—	—
April 1, 2021 to April 30, 2021	CS – 0	$—	—	$585 million
	CSNV – 0	$—	—
May 1, 2021 to May 31, 2021	CS – 4,000	$90.35	—	$584 million
	CSNV – 0	$—	—
Total	CS – 4,000	$90.35	—	$584 million
	CSNV – 0	$—	—

As of May 31, 2021, $584.3 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2021, we issued 189,345 shares of CSNV in exchange for shares of CS and issued 244 shares of CS in exchange for shares of CSNV.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(3)	(i)	Articles of Incorporation and By-Laws
		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 2, 2021	Filed herewith
	(ii)	By-Laws
		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.
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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2021, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2021, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

July 1, 2021	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

July 1, 2021	By:	/s/ Christina M. McMullen
Christina M. McMullen
Vice President & Controller