Form 10-Q
period 2021-08-31
MCCORMICK & CO INC
filed 2021-09-30
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2021
Common Stock	17,965,491
Common Stock Non-Voting	249,352,103

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Net sales	$1,549.4	$1,430.3	$4,587.6	$4,043.4
Cost of goods sold	949.8	840.0	2,795.9	2,403.7
Gross profit	599.6	590.3	1,791.7	1,639.7
Selling, general and administrative expense	327.3	317.2	1,005.2	911.1
Transaction and integration expenses	1.3	—	27.0	—
Special charges	5.8	0.1	20.6	4.0
Operating income	265.2	273.0	738.9	724.6
Interest expense	33.9	33.5	103.3	103.2
Other income, net	3.5	3.9	12.0	12.5
Income from consolidated operations before income taxes	234.8	243.4	647.6	633.9
Income tax expense	31.5	46.9	135.5	117.4
Net income from consolidated operations	203.3	196.5	512.1	516.5
Income from unconsolidated operations (including, for the nine months ended August 31, 2021, after-tax gain on sale of unconsolidated operation of $13.4)	9.1	9.6	45.8	30.2
Net income	$212.4	$206.1	$557.9	$546.7
Earnings per share – basic	$0.79	$0.77	$2.09	$2.05
Earnings per share – diluted	$0.79	$0.76	$2.07	$2.03
Average shares outstanding – basic	267.4	266.7	267.2	266.3
Average shares outstanding – diluted	270.0	269.6	270.0	269.0
Cash dividends paid per share – voting and non-voting	$0.34	$0.31	$1.02	$0.93
Cash dividends declared per share – voting and non-voting	$0.34	$0.31	$0.68	$0.62
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Net income	$212.4	$206.1	$557.9	$546.7
Net income attributable to non-controlling interest	0.7	1.6	3.5	3.1
Other comprehensive income (loss):
Unrealized components of pension and postretirement plans	5.8	(2.1)	8.4	3.6
Currency translation adjustments	(78.4)	146.7	21.5	65.8
Change in derivative financial instruments	2.5	(0.7)	3.1	0.2
Deferred taxes	(2.8)	3.2	1.4	(1.6)
Total other comprehensive income (loss)	(72.9)	147.1	34.4	68.0
Comprehensive income	$140.2	$354.8	$595.8	$617.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2021	November 30, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$312.6	$423.6
Trade accounts receivable, net	541.0	528.5
Inventories, net
Finished products	606.9	499.3
Raw materials and work-in-process	595.5	533.3
	1,202.4	1,032.6
Prepaid expenses and other current assets	104.9	98.9
Total current assets	2,160.9	2,083.6
Property, plant and equipment, net	1,113.5	1,028.4
Goodwill	5,379.5	4,986.3
Intangible assets, net	3,478.3	3,239.4
Other long-term assets	752.2	752.0
Total assets	$12,884.4	$12,089.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$767.4	$886.7
Current portion of long-term debt	768.5	263.9
Trade accounts payable	1,023.1	1,032.3
Other accrued liabilities	602.3	863.6
Total current liabilities	3,161.3	3,046.5
Long-term debt	3,985.0	3,753.8
Deferred taxes	752.6	727.2
Other long-term liabilities	582.4	622.2
Total liabilities	8,481.3	8,149.7
Shareholders’ Equity
Common stock	523.0	484.0
Common stock non-voting	1,519.1	1,497.3
Retained earnings	2,780.0	2,415.6
Accumulated other comprehensive loss	(435.6)	(470.8)
Total McCormick shareholders' equity	4,386.5	3,926.1
Non-controlling interests	16.6	13.9
Total shareholders’ equity	4,403.1	3,940.0
Total liabilities and shareholders’ equity	$12,884.4	$12,089.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2021	2020
Operating activities
Net income	$557.9	$546.7
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	139.1	123.9
Stock-based compensation	54.2	37.8
Fixed asset impairment charge	6.5	—
Amortization of inventory fair value adjustments associated with acquisitions	6.3	—
Income from unconsolidated operations	(45.8)	(30.2)
Changes in operating assets and liabilities (net of businesses acquired)
Trade accounts receivable	1.3	18.4
Inventories	(156.5)	(129.4)
Trade accounts payable	(16.7)	47.4
Other assets and liabilities	(195.2)	(11.3)
Dividends from unconsolidated affiliates	21.8	23.4
Net cash flow provided by operating activities	372.9	626.7
Investing activities
Acquisition of businesses (net of cash acquired)	(706.4)	—
Proceeds from sale of unconsolidated operation	65.4	—
Capital expenditures (including software)	(189.9)	(145.6)
Other investing activities	0.3	2.3
Net cash flow used in investing activities	(830.6)	(143.3)
Financing activities
Short-term borrowings, net	(118.9)	(432.0)
Long-term debt borrowings	1,001.5	506.4
Payment of debt issuance costs	(1.9)	(1.1)
Long-term debt repayments	(255.3)	(256.0)
Proceeds from exercised stock options	10.5	54.1
Taxes withheld and paid on employee stock awards	(13.3)	(10.7)
Common stock acquired by purchase	(3.2)	(46.0)
Dividends paid	(272.4)	(247.4)
Net cash flow provided by (used in) financing activities	347.0	(432.7)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	14.9
(Decrease) increase in cash and cash equivalents	(111.0)	65.6
Cash and cash equivalents at beginning of period	423.6	155.4
Cash and cash equivalents at end of period	$312.6	$221.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2021
Balance, May 31, 2021	18.1	249.2	$2,027.1	$2,660.5	$(362.3)	$15.5	$4,340.8
Net income			—	212.4	—	—	212.4
Net income attributable to non-controlling interest			—	—	—	0.7	0.7
Other comprehensive income (loss), net of tax			—	—	(73.3)	0.4	(72.9)
Dividends			—	(90.9)	—	—	(90.9)
Stock-based compensation			11.6	—	—	—	11.6
Shares purchased and retired	(0.1)	—	(0.9)	(2.0)	—	—	(2.9)
Shares issued	0.1	—	4.3	—	—	—	4.3
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, August 31, 2021	18.0	249.3	$2,042.1	$2,780.0	$(435.6)	$16.6	$4,403.1

Nine months ended August 31, 2021
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	557.9	—	—	557.9
Net income attributable to non-controlling interest			—	—	—	3.5	3.5
Other comprehensive income (loss), net of tax			—	—	35.2	(0.8)	34.4
Dividends			—	(181.7)	—	—	(181.7)
Stock-based compensation			54.2	—	—	—	54.2
Shares purchased and retired	(0.2)	—	(5.3)	(11.8)	—	—	(17.1)
Shares issued	0.6	—	11.9	—	—	—	11.9
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, August 31, 2021	18.0	249.3	$2,042.1	$2,780.0	$(435.6)	$16.6	$4,403.1

Three months ended August 31, 2020
Balance, May 31, 2020	18.6	247.9	$1,938.9	$2,288.7	$(577.7)	$12.4	$3,662.3
Net income			—	206.1	—	—	206.1
Net income attributable to non-controlling interest			—	—	—	1.6	1.6
Other comprehensive loss, net of tax			—	—	147.8	(0.7)	147.1
Dividends			—	(82.6)	—	—	(82.6)
Stock-based compensation			10.7	—	—	—	10.7
Shares purchased and retired	(0.4)	—	(7.4)	(21.2)	—	—	(28.6)
Shares issued	0.7	—	29.4	—	—	—	29.4
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, August 31, 2020	18.1	248.7	$1,971.6	$2,391.0	$(429.9)	$13.3	$3,946.0

Nine months ended August 31, 2020
Balance, November 30, 2019	18.6	247.2	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	546.7	—	—	546.7
Net income attributable to non-controlling interest			—	—	—	3.1	3.1
Other comprehensive loss, net of tax			—	—	70.3	(2.3)	68.0
Dividends			—	(165.0)	—	—	(165.0)
Stock-based compensation			37.8	—	—	—	37.8
Shares purchased and retired	(0.5)	(0.2)	(12.6)	(46.5)	—	—	(59.1)
Shares issued	1.7	—	57.8	—	—	—	57.8
Equal exchange	(1.7)	1.7	—	—	—	—	—
Balance, August 31, 2020	18.1	248.7	$1,971.6	$2,391.0	$(429.9)	$13.3	$3,946.0
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
The results of consolidated operations for the nine-month period ended August 31, 2021 are not necessarily indicative of the results to be expected for the full year. Historically, our Net sales, Net income and Cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in Net sales, Net income and Cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2020.
Recent Events
Recent events impacting our business include COVID-19, the acquisitions of Cholula and FONA, the inflationary cost environment and supply chain disruption, each of which are further discussed in these notes to condensed consolidated financial statements. As more fully described below, we expect the largest factors impacting our fiscal 2021 performance to be the relative balance of at-home versus away-from-home consumption and the inflationary cost environment, both which remain uncertain.
COVID-19: On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitations on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the three and nine-months ended August 31, 2021 and 2020, based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.

We are actively monitoring the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand. The impact of COVID-19, since the onset of the pandemic, has resulted in net sales growth as the increase in at-home consumption has more than offset declines in away-from-home demand. The impact of COVID-19 on our consumer segment since the beginning of the COVID-19 pandemic has resulted in a significant increase in at-home consumption and related demand for our products. The impact of COVID-19 on our flavor solutions segment has been two-fold, including both (i) an unfavorable impact attributable to decreased demand from certain customers that were affected by government measures related to COVID-19 mitigation in many of our markets that reduced away-from-home food demand; and (ii) a favorable impact attributable to increased at-home consumption from certain customers that use our products to flavor their own brands for at-home consumption. The COVID-19 mitigation measures impacting certain of our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery.

The extent of the at-home consumption and away-from-home demand has varied during the pandemic and has impacted our results, as compared to the prior year results, at different levels in any individual quarter. While we continue to see strong levels of consumer demand compared to the pre-pandemic levels, during the three months ended August 31, 2021 retail demand declined when compared to the comparable quarter of the prior year based on strong consumer demand at the beginning of the pandemic. We continue to see recovery in away-from-home demand associated with the COVID-19 recovery. During the three months ended August 31, 2021 our flavor solutions sales and operating results improved as away-from-home consumption increased as compared to the comparable quarter in 2020, in part, due to the lifting of much more restrictive COVID-19 mitigation measures that were in place in the early stages of the pandemic. The impact of the COVID-19 pandemic on our consolidated operating results during the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known.
Inflationary Cost Environment and Supply Chain Disruption: During fiscal 2021, we have experienced inflationary cost increases in our commodities, packaging materials and transportation costs. We expect that these inflationary cost increases will be partially mitigated by pricing actions we expect to implement in the fourth quarter of fiscal 2021 and by our CCI-led cost savings. We are also experiencing additional pressure in our supply chain due to strained transportation capacity, as well as due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand.
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
Recently Issued Accounting Pronouncements — Pending Adoption
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The new standard is effective for the first quarter of our fiscal year ending November 30, 2022, and interim periods within those years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
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
Acquisition of Cholula Hot Sauce
On November 30, 2020, we completed the acquisition of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $801.2 million, net of cash acquired. That purchase price is also net of $1.5 million received during the second quarter of 2021 associated with the final working capital adjustment. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which we believe broadens our offerings in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.

The purchase price of Cholula was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as further described in note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2020. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $4.9 million that was recognized in Cost of goods sold during the nine months ended August 31, 2021, as the related inventory was sold.

During the nine months ended August 31, 2021, we completed the Cholula purchase price allocation which resulted in an increase in goodwill of $0.8 million. The final purchase price allocation for Cholula resulted in the following fair value allocations, net of cash acquired (in millions):

Trade accounts receivable	$15.0
Inventories	16.5
Goodwill	411.3
Intangible assets	401.0
Other assets	10.5
Trade accounts payable	(7.0)
Other accrued liabilities	(8.1)
Deferred taxes	(35.1)
Other long-term liabilities	(2.9)
Total	$801.2
Acquisition of FONA International, LLC
On December 30, 2020, we purchased FONA International, LLC and certain of its affiliates (FONA), a privately held company, for a purchase price of approximately $708.2 million, net of cash acquired. That purchase price includes the payment of $2.6 million during the second quarter 2021 associated with the final working capital adjustment. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA in fiscal 2021 expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and commercial paper. At the time of the acquisition, annual sales of FONA were approximately $114 million. The results of FONA’s operations have been included in our financial statements as a component of our flavor solutions segments from the date of acquisition.
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

Trade accounts receivable	$12.4
Inventories	10.3
Goodwill	389.4
Intangible assets	266.0
Property, plant and equipment	36.3
Other assets	5.5
Trade accounts payable	(3.7)
Other accrued liabilities	(8.0)
Total	$708.2
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
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $1.4 million that was recognized in Cost of goods sold during the nine months ended August 31, 2021, as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
The preliminary valuation of the acquired net assets of FONA includes $49.0 million allocated to indefinite-lived brand assets, $173.0 million allocated to customer relationships with a weighted-average life of 15 years and $44.0 million allocated to intellectual property with a weighted-average life of 12 years. As a result of the acquisition, we recognized a total of $389.4 million of goodwill. That goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Our aggregate income tax basis in the acquired intangible assets and goodwill approximates their aggregate book value at the acquisition date. The final allocation of the fair value of the acquired net assets of FONA, including the residual amount of goodwill, was not complete as of August 31, 2021, but will be finalized within the allowable measurement period.
Transaction and Integration Expenses Associated with the Cholula and FONA Acquisitions
We expect Transaction and integration expenses related to our acquisitions of Cholula and FONA to total approximately $30 million and $25 million, respectively. Of the total expected Transaction and integration expenses, transaction expenses of $12.4 million were incurred in 2020. We incurred an additional $1.3 million and $33.3 million of Transaction and integration costs related to Cholula and FONA during the three and nine months ended August 31, 2021, respectively. We anticipate incurring the remainder of those Transaction and integration expenses by May 31, 2022.
The following are the Transaction and integration expenses recognized during the three and nine months ended August 31, 2021 relating to the Cholula and FONA acquisitions (in millions):

	Three months ended August 31, 2021	Nine months ended August 31, 2021
Transaction-related expenses included in cost of goods sold	$—	$6.3
Other transaction expenses	—	13.8
Integration expenses	1.3	13.2
Total transaction and integration expenses	$1.3	$33.3
Sale of Unconsolidated Operation

On March 1, 2021, we sold our 26% interest in Eastern Condiments Private Ltd (Eastern) for $65.4 million in cash, net of transaction expenses of $1.4 million. Eastern was accounted for as an equity method investment with our proportionate share of earnings, prior to the sale, reflected in Income from unconsolidated operations before income taxes in our consolidated income statement. The sale of Eastern resulted in a gain of $13.4 million, net of tax of $5.7 million. That gain is included in Income from unconsolidated operations before income taxes in our consolidated income statement. That gain also reflects a write-off of $1.4 million of foreign currency translation adjustment, a component of Accumulated other comprehensive loss.

3.      SPECIAL CHARGES

In our consolidated income statement, we include a separate line item captioned Special charges in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in Cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as Special charges upon recognition and monitored on an on-going basis through completion.

The following is a summary of Special charges recognized in the three and nine months ended August 31, 2021 and 2020
(in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Employee severance and related benefits	$2.8	$—	$7.6	$2.2
Other costs	3.0	0.1	13.0	1.8
Total	$5.8	$0.1	$20.6	$4.0

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

We expect the cost of the GE initiative—to be recognized as Special charges in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to the initiative. We have spent a cumulative total of $41.1 million on this initiative through August 31, 2021.

During the three months ended August 31, 2021, we recorded $5.8 million of Special charges, consisting principally of streamlining actions of $1.8 million in the Americas region, $1.7 million in the Europe, Middle East, and Africa (EMEA) region and $0.8 million in the Asia Pacific (APAC) region, and $0.7 million related to our GE initiative.

During the nine months ended August 31, 2021, we recorded $20.6 million of Special charges, consisting principally of streamlining actions of $7.0 million in the Americas region, $3.0 million in the EMEA region and $0.8 million in the APAC region, and $0.7 million related to our GE initiative, together with a non-cash asset impairment charge of $6.5 million associated with an administrative site that will be exited in conjunction with our decision to employ a hybrid work environment.

During the three months ended August 31, 2020, we recorded $0.1 million of Special charges, consisting primarily of streamlining actions in the EMEA region.

During the nine months ended August 31, 2020, we recorded $4.0 million of Special charges, consisting of $2.9 million of streamlining actions in the EMEA region and $1.1 million related to our GE initiative.

As of August 31, 2021, reserves associated with Special charges, which are expected to be paid during the next six months, are included in Trade accounts payable and Other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segment of Special charges for the three and nine months ended August 31, 2021 and 2020 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Consumer segment	$3.5	$—	$13.1	$3.1
Flavor solutions segment	2.3	0.1	7.5	0.9
Total special charges	$5.8	$0.1	$20.6	$4.0

4.    GOODWILL

The changes in the carrying amount of goodwill by business segment for the nine months ended August 31, 2021 are as follows (in millions):

	Consumer	Flavor Solutions
Beginning of the year	$3,711.2	$1,275.1
Increases in goodwill from acquisition	—	389.4
Changes in preliminary purchase price allocation	0.5	0.3
Foreign currency fluctuations	0.3	2.7
Balance as of the end of period	$3,712.0	$1,667.5

During the nine months ended August 31, 2021, a preliminary valuation of the net assets of FONA acquired in December 2020, resulted in the assignment of $389.4 million of goodwill to the flavor solutions segment. During the nine months ended August 31, 2021, we finalized the allocation of the purchase price of Cholula, which resulted in an increase in goodwill of $0.5 million to the consumer segment and $0.3 million to the flavor solutions segment.

5.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
In February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with cash proceeds received of $495.7 million, net of discounts and underwriters' fees. Also, in February 2021, we issued $500.0 million of 1.85% notes due February 15, 2031, with cash proceeds received of $492.8 million, net of discounts and underwriters' fees. Interest is payable semiannually on both of these notes in arrears in February and August of each year. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to finance our acquisitions of Cholula and FONA, and for general corporate purposes.
During the three months ended August 31, 2021, we repaid our $250 million, 3.90% notes that matured on July 8, 2021.
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

At August 31, 2021, we had foreign currency exchange contracts to purchase or sell $598.1 million of foreign currencies as compared to $383.8 million at November 30, 2020. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. All foreign currency exchange contracts outstanding at August 31, 2021 have durations of less than 18 months, including $232.9 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.

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

We also enter into fair value foreign currency exchange contracts to manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. At August 31, 2021, the notional value of these contracts was $391.7 million. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as Other income, net.

We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. As of August 31, 2021, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross currency interest rate swap contracts expire in August 2027. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in Accumulated other comprehensive loss.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

As of August 31, 2021, we have outstanding interest rate swap contracts for a notional amount of $350 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts, where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%, which expire in November 2025, and are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027. The fair value of these swap contracts is offset by a corresponding increase or decrease of the value of the hedged debt.

All derivatives are recognized at fair value in our consolidated balance sheet and recorded in either Prepaid expenses and other current assets, Other long-term assets, Other accrued liabilities or Other long-term liabilities, depending upon their nature and maturity. Hedge ineffectiveness was not material.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of August 31, 2021	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$30.0	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	444.0	6.2	Other accrued liabilities	154.1	1.6
Cross currency contracts	Other current assets / Other long-term assets	261.9	2.8	Other long-term liabilities	266.8	17.2
Total			$39.0			$18.8

As of November 30, 2020	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$43.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	27.5	1.4	Other accrued liabilities	356.3	8.2
Cross currency contracts	Other current assets / Other long-term assets	—	—	Other long-term liabilities	524.4	18.8
Total			$44.5			$27.0

The following tables disclose the impact of derivative instruments on our Other comprehensive income (OCI), Accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three- and nine-months ended August 31, 2021 and 2020 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2021	Three months ended August 31, 2020	Nine months ended August 31, 2021	Nine months ended August 31, 2020
Interest rate contracts	Interest expense	$2.1	$1.8	$6.1	$3.2

Three months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2021	2020	Hedged item		2021	2020
Foreign exchange contracts	Other income, net	$5.6	$(7.6)	Intercompany loans	Other income, net	$(5.4)	$7.3

Nine months ended August 31,	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2021	2020	Hedged item		2021	2020
Foreign exchange contracts	Other income, net	$(0.3)	$(4.1)	Intercompany loans	Other income, net	$1.1	$3.1
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three- and nine-months ended August 31, 2021 and 2020.

Cash Flow Hedges
Three months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2021	2020		2021	2020
Interest rate contracts	$—	$—	Interest expense	$0.2	$0.2
Foreign exchange contracts	1.5	(0.6)	Cost of goods sold	(0.3)	1.1
Total	$1.5	$(0.6)		$(0.1)	$1.3

Nine months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2021	2020		2021	2020
Interest rate contracts	$0.3	$—	Interest expense	$0.4	$0.4
Foreign exchange contracts	(0.9)	2.3	Cost of goods sold	(0.6)	1.2
Total	$(0.6)	$2.3		$(0.2)	$1.6
For all cash flow and settled interest rate fair value hedge derivatives, the net amount of Accumulated other comprehensive loss expected to be reclassified in the next 12 months is $0.7 million as an increase to earnings.

Net Investment Hedges
Three months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2021	2020		2021	2020
Cross currency contracts	$8.4	$(17.4)	Interest expense	$0.4	$0.3

Nine months ended August 31,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2021	2020		2021	2020
Cross currency contracts	$4.9	$(20.7)	Interest expense	$1.1	$2.7
For all net investment hedges, no amounts have been reclassified out of Accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

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
At August 31, 2021 and November 30, 2020, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2021
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$312.6	$312.6	$—
Insurance contracts	138.8	—	138.8
Bonds and other long-term investments	2.0	2.0	—
Interest rate derivatives	30.0	—	30.0
Foreign currency derivatives	6.2	—	6.2
Cross currency contracts	2.8	—	2.8
Total	$492.4	$314.6	$177.8
Liabilities
Foreign currency derivatives	$1.6	$—	$1.6
Cross currency contracts	17.2	—	17.2
Total	$18.8	$—	$18.8

		November 30, 2020
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$423.6	$423.6	$—
Insurance contracts	126.0	—	126.0
Bonds and other long-term investments	3.9	3.9	—
Interest rate derivatives	43.1	—	43.1
Foreign currency derivatives	1.4	—	1.4
Total	$598.0	$427.5	$170.5
Liabilities
Foreign currency derivatives	$8.2	$—	$8.2
Cross currency contracts	18.8	—	18.8
Total	$27.0	$—	$27.0
Because of their short-term nature, the amounts reported in our consolidated balance sheet for Cash and cash equivalents, Trade accounts receivable, Short-term borrowings and Trade accounts payable approximate fair value. The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar-type assets. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate derivatives, foreign currency derivatives, and cross currency contracts are based on values for similar instruments using models with market-based inputs.
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	August 31, 2021	November 30, 2020
Carrying amount	$4,753.5	$4,017.7
Fair value	5,009.5	4,357.1

Level 1 valuation techniques	$4,807.4	$4,161.3
Level 2 valuation techniques	202.1	195.8
Total fair value	$5,009.5	$4,357.1
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

The following table presents the components of our pension expense (income) of the defined benefit plans for the three months ended August 31, 2021 and 2020 (in millions):

	United States		International
	2021	2020	2021	2020
Defined benefit plans
Service cost	$0.9	$0.8	$0.3	$0.2
Interest costs	6.5	7.3	1.8	1.9
Expected return on plan assets	(10.3)	(10.2)	(3.5)	(3.7)
Amortization of prior service costs	0.2	0.2	—	0.1
Amortization of net actuarial losses	2.7	2.0	0.6	0.5
Settlement loss	—	—	0.2	0.7
Total pension expense (income)	$—	$0.1	$(0.6)	$(0.3)

The following table presents the components of our pension expense (income) of the defined benefit plans for the nine months ended August 31, 2021 and 2020 (in millions):

	United States		International
	2021	2020	2021	2020
Defined benefit plans
Service cost	$2.8	$2.4	$0.8	$0.7
Interest costs	19.5	22.0	5.3	5.6
Expected return on plan assets	(30.9)	(30.5)	(10.5)	(11.2)
Amortization of prior service costs	0.4	0.4	0.1	0.1
Amortization of net actuarial losses	8.2	5.9	1.7	1.5
Settlement loss	—	—	0.6	1.2
Total pension expense (income)	$—	$0.2	$(2.0)	$(2.1)

During the nine months ended August 31, 2021 and 2020, we contributed $7.5 million and $9.3 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2020 were $11.9 million.
The following table presents the components of our other postretirement benefits expense (income) (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Other postretirement benefits
Service cost	$0.5	$0.5	$1.5	$1.4
Interest costs	0.4	0.5	1.2	1.5
Amortization of prior service credits	(0.1)	(1.2)	(0.3)	(3.5)
Amortization of net actuarial gains	—	—	—	(0.1)
Total other postretirement benefits expense (income)	$0.8	$(0.2)	$2.4	$(0.7)

All of the amounts in the tables above for pension expense and other postretirement benefits expense, other than service cost, were included in Other income, net within our consolidated income statements. The aggregate amount of pension and other postretirement benefits (income) expenses, excluding service cost components, were $(1.5) million and $(1.9) million for the three months ended August 31, 2021 and 2020, respectively and $(4.7) million and $(7.1) million for the nine months ended August 31, 2021 and 2020, respectively.

8.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and, beginning in the fourth quarter of 2020, price-vested stock options. The following table sets forth the stock-based compensation expense recorded in Selling, general and administrative ("SG&A") expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Stock-based compensation expense	$11.6	$10.7	$54.2	$37.8

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

	2021	2020
Risk-free interest rates	0.0 - 1.8%	0.0 - 0.6%
Dividend yield	1.5%	1.8%
Expected volatility	21.3%	22.8%
Expected lives (in years)	7.9	7.9
The following is a summary of our stock option activity for the nine months ended August 31, 2021 and 2020:

	2021		2020
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.5	$53.56	5.2	$48.09
Granted	0.8	89.16	0.8	69.31
Exercised	(0.2)	48.60	(1.4)	40.94
Outstanding at end of the period	5.1	$59.44	4.6	$53.44
Exercisable at end of the period	3.7	$51.19	3.2	$47.67
As of August 31, 2021, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $138.9 million and for options currently exercisable was $130.1 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2021 and 2020 was $7.3 million and $65.3 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2021 and 2020:

	2021		2020
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	714	$61.74	762	$57.95
Granted	219	86.86	296	67.03
Vested	(284)	62.31	(274)	54.99
Forfeited	(28)	75.02	(14)	62.15
Outstanding at end of period	621	$69.75	770	$62.41

The following is a summary of our Price-Vested Stock Options activity for the nine months ended August 31, 2021:

(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,482	$9.40
Granted	15	9.66
Forfeited	(245)	9.42
Outstanding at end of period	2,252	$9.40
The following is a summary of our LTPP activity for the nine months ended August 31, 2021 and 2020:

	2021		2020
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	382	$71.20	392	$57.98
Granted	141	98.30	130	86.14
Vested	(124)	51.73	(88)	44.98
Forfeited	(23)	89.44	(6)	63.73
Outstanding at end of period	376	$86.73	428	$69.13

9.    INCOME TAXES

Income tax expense for the three months ended August 31, 2021 included $22.9 million of net discrete tax benefits consisting principally of the following: (i) $13.3 million of tax benefits due to the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, (ii) $4.3 million of tax benefits from the resolution of other tax uncertainties, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $2.4 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iv) $1.1 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed, and (v) $1.0 million of tax benefits resulting from a refinement of deferred state taxes directly related to our December 2020 acquisition of FONA.

Income tax expense for the nine months ended August 31, 2021 included $22.9 million of net discrete tax benefits consisting primarily of the following: (i) $13.3 million of tax benefits due to the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, (ii) $9.2 million of tax benefits from the resolution of other tax uncertainties, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $10.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, (iv) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (v) $2.2 million of excess tax benefits associated with share-based compensation, (vi) $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, and (vii) $1.1 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed.
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
Other than additions for current year tax positions and the reversal of unrecognized tax benefits and related interest noted above, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2021.

As of August 31, 2021, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.    CAPITAL STOCK AND EARNINGS PER SHARE
On April 5, 2021, following approval by the Company’s shareholders on March 31, 2021, amendments to the Company’s Charter became effective that increased the number of authorized shares of each class of common stock from 320,000,000 to 640,000,000 and established the par value of each class of common stock at $0.01 per share. The par value and additional paid in capital associated with each class of common stock is recorded in Common stock and Common stock non-voting in our consolidated balance sheet.

The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Average shares outstanding – basic	267.4	266.7	267.2	266.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.6	2.9	2.8	2.7
Average shares outstanding – diluted	270.0	269.6	270.0	269.0

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Anti-dilutive securities	0.8	—	0.6	0.2
The following table sets forth the common stock activity (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.1	0.7	0.6	1.7
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, LTPP and employee stock purchase plans	0.1	0.4	0.2	0.7
As of August 31, 2021, $581.4 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	August 31, 2021	November 30, 2020
Foreign currency translation adjustment (1)	$(147.0)	$(174.0)
Unrealized gain (loss) on foreign currency exchange contracts	1.9	(0.4)
Unamortized value of settled interest rate swaps	(0.2)	(0.1)
Pension and other postretirement costs	(290.3)	(296.3)
Accumulated other comprehensive loss	$(435.6)	$(470.8)
(1)During the nine months ended August 31, 2021, the foreign currency translation adjustment of Accumulated other comprehensive loss decreased on a net basis by $27.0 million, including the impact of a $4.9 million decrease associated with net investment hedges. These net investment hedges are more fully described in note 5.

The following table sets forth the amounts reclassified from Accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Nine months ended		Affected Line Items in the Condensed Consolidated Income Statement
Accumulated other comprehensive income (loss) components	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.2)	$(0.2)	$(0.4)	$(0.4)	Interest expense
Foreign exchange contracts	0.3	(1.1)	0.6	(1.2)	Cost of goods sold
Total before tax	0.1	(1.3)	0.2	(1.6)
Tax effect	—	0.3	—	0.4	Income tax expense
Net, after tax	$0.1	$(1.0)	$0.2	$(1.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$0.1	$(0.9)	$0.2	$(3.0)	Other income, net
Amortization of net actuarial losses (1)	3.5	3.2	10.5	8.5	Other income, net
Total before tax	3.6	2.3	10.7	5.5
Tax effect	(0.8)	(0.6)	(2.5)	(1.3)	Income tax expense
Net, after tax	$2.8	$1.7	$8.2	$4.2
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2021
Net sales	$921.9	$627.5	$1,549.4
Operating income excluding special charges and transaction and integration expenses	187.8	84.5	272.3
Income from unconsolidated operations	6.7	2.4	9.1

Three months ended August 31, 2020
Net sales	$910.9	$519.4	$1,430.3
Operating income excluding special charges	209.0	64.1	273.1
Income from unconsolidated operations	8.5	1.1	9.6

Nine months ended August 31, 2021
Net sales	$2,813.9	$1,773.7	$4,587.6
Operating income excluding special charges and transaction and integration expenses	554.5	238.3	792.8
Income from unconsolidated operations	39.7	6.1	45.8

Nine months ended August 31, 2020
Net sales	$2,573.0	$1,470.4	$4,043.4
Operating income excluding special charges	560.2	168.4	728.6
Income from unconsolidated operations	24.7	5.5	30.2

A reconciliation of operating income excluding special charges and, for 2021, transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2021
Operating income excluding special charges and transaction and integration expenses	$187.8	$84.5	$272.3
Less: Special charges	3.5	2.3	5.8
Less: Other transaction and integration expenses	0.2	1.1	1.3
Operating income	$184.1	$81.1	$265.2

Three months ended August 31, 2020
Operating income excluding special charges	$209.0	$64.1	$273.1
Less: Special charges	—	0.1	0.1
Operating income	$209.0	$64.0	$273.0

Nine months ended August 31, 2021
Operating income excluding special charges and transaction and integration expenses	$554.5	$238.3	$792.8
Less: Special charges	13.1	7.5	20.6
Less: Transaction-related expenses included in cost of goods sold	4.0	2.3	6.3
Less: Other transaction and integration expenses	7.5	19.5	27.0
Operating income	$529.9	$209.0	$738.9

Nine months ended August 31, 2020
Operating income excluding special charges	$560.2	$168.4	$728.6
Less: Special charges	3.1	0.9	4.0
Operating income	$557.1	$167.5	$724.6

The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2021 and 2020 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended August 31, 2021	$1,084.5	$283.4	$181.5	$1,549.4
Three months ended August 31, 2020	1,010.5	262.7	157.1	1,430.3

Nine months ended August 31, 2021	3,130.7	890.7	566.2	4,587.6
Nine months ended August 31, 2020	2,855.5	756.7	431.2	4,043.4

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

Recent Events
Recent events impacting our business include COVID-19, the acquisitions of Cholula and FONA, the inflationary cost environment and disruption in our supply chain, each of which are further discussed below. As more fully described below, we expect the largest factors impacting our fiscal 2021 performance to be the relative balance of at-home versus away-from-home consumption and the inflationary cost environment, including escalating transportation costs, both which remain uncertain.

COVID-19: On March 11, 2020, the World Health Organization designated a new coronavirus (“COVID-19”) as a global pandemic. Governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitations on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the three and nine-months ended August 31, 2021 and 2020 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.

We are actively monitoring the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand. The impact of COVID-19, since the onset of the pandemic, has resulted in net sales growth as the increase in at-home consumption has more than offset declines in away-from-home demand. The impact of COVID-19 on our consumer segment since the beginning of COVID-19 pandemic has resulted in a significant increase in at-home consumption and related demand for our products. The impact of COVID-19 on our flavor solutions segment has been two-fold, including both (i) an unfavorable impact attributable to decreased demand from certain customers that were affected by government measures related to COVID-19 mitigation in many of our markets that reduced away-from-home food demand; and (ii) a favorable impact attributable to increased at-home consumption from certain customers that use our products to flavor their own brands for at-home consumption. The COVID-19 mitigation measures impacting certain of our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery. For comparative purposes, the following provides a summary of growth in net sales as reported and on a constant currency basis for the third quarter of 2021 as compared to the third quarter of 2019:

	Three Months Ended August 31, 2021 as compared to Three Months Ended August 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment	16.1%	2.3%	13.8%
Flavor solutions segment	17.3%	1.7%	15.6%
Total net sales	16.6%	2.0%	14.6%

The percentage change in reported net sales and the percentage change on a constant currency basis were favorably impacted by the acquisitions of Cholula and FONA, which, in aggregate, contributed 2.9%, 7.8% and 4.8% to the consumer segment, flavor solutions segment and total net sales growth rates, respectively, in the preceding table, on both a reported and constant currency basis.

The extent of the at-home consumption and away-from-home demand has varied during the pandemic and has impacted our results, as compared to the prior year results, at different levels in each individual quarter. While we continue to see strong levels of consumer demand compared to the pre-pandemic levels, during the three months ended August 31, 2021 retail demand declined when compared to the comparable quarter of the prior year based on strong consumer demand at the beginning of the pandemic. We continue to see recovery in away-from-home demand associated with the COVID-19 recovery. During the three months ended August 31, 2021 our flavor solutions segment sales and operating results improved as away-from-home consumption increased as compared to the corresponding quarter in 2020, in part, due to the lifting of much more restrictive COVID-19 mitigation measures that were in place during the early stages of the pandemic. The impact of the COVID-19 pandemic on our consolidated operating results during the three months ended February 29, 2020 was limited, in all material respects, to our operations in China where the Chinese government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country. Our operations in China saw a sharp drop in sales during the three months ended February 29, 2020, with sales declining by $43 million from the corresponding period in fiscal 2019.

In early fiscal 2021, vaccines effective in combating COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. The availability of COVID-19 vaccines and their acceptance by individuals is difficult to predict, and vaccination levels vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known. These and other uncertainties with respect to COVID-19 could result in changes to our current expectations in addition to a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that consume our products, such as restaurants, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable or, in the case of significant increased demand for our product, we may be unable to fulfill that increased demand. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes related to COVID-19 which could adversely impact our business, financial condition, or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Inflationary Cost Environment and Supply Chain Disruption: During fiscal 2021, we have experienced inflationary cost increases in our commodities, packaging materials and transportation costs. We expect that these inflationary cost increases will be partially mitigated by pricing actions we expect to implement in the fourth quarter of fiscal 2021 and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. We are also experiencing additional pressure in our supply chain due to strained transportation capacity, as well as due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand.

Acquisitions: Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2015, we have completed nine acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Information with respect to our recent acquisitions is provided below:

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

2021 Outlook
In 2021, we expect to grow net sales over the 2020 level by 12% to 13%, including an estimated 3% favorable impact from currency rates, or 9% to 10% on a constant currency basis. The 2021 sales growth forecast includes the estimated incremental impact of the Cholula and FONA acquisitions, which we expect to comprise 4.0% of the expected 12% to 13% sales growth, and higher volume and product mix driven by our brand marketing, new product, category management, and differentiated customer engagement growth plans. That sales growth forecast also includes the expected impact of pricing actions taken to partially offset an anticipated increase in costs. We expect to have organic sales growth in both our consumer and flavor solutions segments.

We expect our 2021 gross profit margin to decline 160 to 180 basis points from our gross profit margin of 41.1% in 2020. The projected 2021 decline in gross profit margin is principally due to the net effect of (i) an anticipated mid-single-digit level of inflation in 2021 compared to 2020, (ii) anticipated unfavorable sales mix in 2021 between our consumer and flavor solutions segments as compared to 2020, (iii) expected accretion from our acquisitions of Cholula and FONA, net of transaction and integration expenses of $6.3 million related to the amortization of the step-up of the acquired inventories of Cholula and FONA to fair value, and (iv) an expected increase in COVID-19 related expenses of approximately $10 million in 2021 over the 2020 level. Excluding the $6.3 million of transaction and integration expenses related to our acquisitions of Cholula and FONA included in our projected range of gross profit margin anticipated in 2021, we expect our adjusted gross profit margin to be 150 to 170 basis points lower than our 2020 gross profit margin of 41.1%.

In 2021, we expect an increase in operating income of 2% to 4%, which includes an estimated 2% favorable impact from currency rates, over the 2020 level. The projected range of change in operating income in 2021 reflects an expected increase of approximately $25 million in expense related to our global ERP replacement program over the fiscal 2020 level. Our CCI-led cost savings target in 2021 is approximately $110 million and approximates the $113 million of CCI-led cost savings realized in 2020. We anticipate transaction and integration expenses related to the Cholula and FONA acquisitions of approximately $38 million to negatively impact operating income in 2021, as compared to $12.4 million of transaction and integration expenses in 2020. We also expect approximately $26 million of special charges in 2021 that relate to previously announced organization and streamlining actions; in 2020, special charges were $6.9 million. Excluding special charges and transaction and integration expenses, we expect 2021’s adjusted operating income to increase by 6% to 8%, which includes an estimated 2% favorable impact from currency rates, or to increase by 4% to 6% on a constant currency basis over the 2020 level.

Our underlying effective tax rate is projected to be higher in 2021 than in 2020. We estimate our effective tax rate, including the net favorable impact of anticipated discrete tax items, to approximate 22.0% in 2021 as compared to 19.8% in 2020. Excluding projected taxes associated with special charges and transaction and integration expenses, including the unfavorable impact in the first nine months of 2021 of a deferred state tax discrete tax item directly related to our acquisition of FONA that increased tax expense by $10.4 million, we also estimate that our adjusted effective tax rate will approximate 21.0% in fiscal 2021, as compared to an adjusted effective tax rate of 19.9% in 2020.

Diluted earnings per share was $2.78 in 2020. Diluted earnings per share for 2021 is projected to range from $2.80 to $2.85. Excluding the per share impact of special charges and transaction and integration expenses of $0.01 and $0.04, respectively, adjusted diluted earnings per share was $2.83 in 2020. Adjusted diluted earnings per share (excluding an estimated per share impact of $0.07 from special charges, $0.15 from transaction and integration expenses, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA, and $0.05 gain from the sale of an unconsolidated operation) is projected to range from $2.97 to $3.02 in 2021. We expect adjusted diluted earnings per share to grow by 5% to 7%, which includes a 2% favorable impact from currency rates, over adjusted diluted earnings per share of $2.83 in 2020.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net sales	$1,549.4	$1,430.3	$4,587.6	$4,043.4
Percent increase	8.3%	7.6%	13.5%	4.7%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	0.7%	6.8%	6.0%	4.1%
Pricing actions	0.1%	1.8%	0.2%	1.7%
Acquisitions	4.5%	—%	4.3%	—%
Foreign exchange	3.0%	(1.0)%	3.0%	(1.1)%
Gross profit	$599.6	$590.3	$1,791.7	$1,639.7
Gross profit margin	38.7%	41.3%	39.1%	40.6%

Sales for the third quarter of 2021 increased by 8.3% from the prior year level and by 5.3% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Higher volume and favorable product mix increased sales by 0.7%. This increase was driven by increased sales of our flavor solutions segment across all regions, as demand was elevated as compared to the corresponding period in 2020 when away-from-home sales were negatively impacted by measures imposed to mitigate the spread of COVID-19. Pricing actions increased sales by 0.1%, while the incremental impact of the Cholula and FONA acquisitions added 4.5% to sales in the third quarter of 2021. Sales were also impacted by favorable foreign currency rates that increased net sales by 3.0% in the third quarter of 2021 compared to the year-ago quarter and is excluded from our measure of sales growth of 5.3% on a constant currency basis.

Sales for the nine months ended August 31, 2021 increased by 13.5% from the prior year level and increased by 10.5% on a constant currency basis. Favorable volume and product mix increased sales by 6.0% with growth from both the consumer and flavor solutions segments. In addition, pricing actions added 0.2% and acquisitions added 4.3% to sales, both as compared to the prior year period. Sales were impacted by favorable foreign currency rates that increased sales by 3.0% as compared to the same period in 2020 and is excluded from our measure of sales growth of 10.5% on a constant currency basis.

Gross profit for the third quarter of 2021 increased by $9.3 million, or 1.6%, over the comparable period in 2020. Our gross profit margin for the three months ended August 31, 2021 was 38.7%, a decrease of 260 basis points from the comparable period in 2020. The decrease in gross profit margin in the quarter ended August 31, 2021 was driven by increased commodity, packaging materials and transportation costs, and a less favorable mix in sales between our consumer and flavor solutions segments, which was partially offset by cost savings led by our Comprehensive Continuous Improvement ("CCI") program and the accretive impact of the Cholula and FONA acquisitions, as compared to the corresponding quarter in 2020.

Gross profit for the nine months ended August 31, 2021 increased by $152.0 million, or 9.3% over the comparable period in 2020. Our gross profit margin for the nine months ended August 31, 2021 was 39.1%, a decrease of 150 basis points from the same period in 2020. The decrease in gross profit margin in the nine months ended August 31, 2021 was driven by increased commodity, packaging materials and transportation costs, higher conversion costs, which includes costs associated with COVID-19, and a less favorable mix in sales between our consumer and flavor solutions segments, which were partially offset by savings from our CCI program, improved product mix and the accretive impact of the Cholula and FONA acquisitions, each as compared to the prior year period. In addition, our gross profit for the nine months ended August 31, 2021 was burdened by $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021. Excluding those transaction and integration expenses, adjusted gross profit margin for the nine months ended August 31, 2021 decreased by 140 basis points from 40.6% in the nine months ended August 31, 2020 to 39.2% in the corresponding period in 2021.

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Selling, general & administrative expense (SG&A)	$327.3	$317.2	$1,005.2	$911.1
Percent of net sales	21.1%	22.2%	21.9%	22.6%
SG&A increased by $10.1 million in the third quarter of 2021 compared to the 2020 level, driven by (i) SG&A associated with the acquired Cholula and FONA businesses; (ii) greater selling and distribution expenses associated with the higher sales volume; and (iii) higher investments associated with the implementation of a global ERP platform that was paused in 2020 as a response to the inherent operational limitations caused by the onset of the COVID-19 pandemic. Those increases were partially offset by lower performance-based employee incentive expenses, as compared to the prior year period. SG&A as a percentage of net sales decreased by 110 basis points from the prior year level as the net impact of the previously mentioned factors were more than offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 period.

SG&A increased by $94.1 million in the nine months ended August 31, 2021 compared to the 2020 level, primarily as a result of (i) SG&A associated with the Cholula and FONA acquisitions, (ii) increased brand marketing costs, and (iii) greater selling and distribution expenses associated with the higher sales volume, all as compared to the corresponding period in 2020. Those increases were partially offset by lower performance-based employee incentive expenses, as compared to the prior year period. SG&A as a percent of net sales for the nine months ended August 31, 2021 decreased by 70 basis points from the prior year level, driven by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 period, which was partially offset by the net impact of the aforementioned factors.

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	Aug 31, 2021	Aug 31, 2020
Total special charges	$5.8	$0.1	$20.6	$4.0

During the three months ended August 31, 2021, we recorded $5.8 million of special charges, consisting principally of streamlining actions of $1.8 million in the Americas region, $1.7 million in the Europe, Middle East, and Africa (EMEA) region and $0.8 million in the Asia Pacific (APAC) region, and $0.7 million related to our GE initiative.

During the nine months ended August 31, 2021, we recorded $20.6 million of special charges, consisting principally of streamlining actions of $7.0 million in the Americas region, $3.0 million in the EMEA region and $0.8 million in the Asia Pacific (APAC) region, and $0.7 million related to our GE initiative, together with a non-cash asset impairment charge of $6.5 million associated with an administrative site that will be exited in conjunction with our decision to employ a hybrid work environment.

During the three months ended August 31, 2020, we recorded $0.1 million of special charges related to streamlining actions in our EMEA region. During the nine months ended August 31, 2020, we recorded $4.0 million of special charges, consisting of $2.9 million related to streamlining actions in our EMEA region together with $1.1 million related to our GE initiative.

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	Aug 31, 2021	Aug 31, 2020
Transaction expenses included in cost of goods sold	$—	$—	$6.3	$—
Other transaction and integration expenses	1.3	—	27.0	—
Total transaction and integration expenses	$1.3	$—	$33.3	$—

During the three months ended August 31, 2021, we recorded $1.3 million of integration expenses related to our acquisitions of Cholula and FONA.

During the nine months ended August 31, 2021, we recorded $33.3 million of transaction and integration expense related to our acquisitions of Cholula and FONA. These costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in Cost of goods sold, (ii) $13.8 million of other transaction expenses primarily related to outside advisory, service and consulting costs, and (iii) $13.2 million of integration expenses.

We expect transaction and integration expenses related to our acquisitions of Cholula and FONA to negatively impact operating income in the fourth quarter of fiscal 2021 by approximately $5 million.

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Interest expense	$33.9	$33.5	$103.3	$103.2
Other income, net	3.5	3.9	12.0	12.5

Interest expense increased by $0.4 million and $0.1 million in the three and nine months ended August 31, 2021, respectively, both as compared to the prior year periods, as an increase in average total borrowings was largely offset by a decrease in interest rates. Other income, net for the three and nine months ended August 31, 2021 decreased by $0.4 million and $0.5 million, both as compared to the prior year periods. Decreases in the quarter and year-to-date periods were driven by lower non-service cost income associated with our pension and postretirement benefit plans, which was partially offset by higher interest income, as compared to the corresponding periods in 2020.

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Income from consolidated operations before income taxes	$234.8	$243.4	$647.6	$633.9
Income tax expense	31.5	46.9	135.5	117.4
Effective tax rate	13.4%	19.3%	20.9%	18.5%
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

Income tax expense for the three months ended August 31, 2021 included $22.9 million of net discrete tax benefits consisting primarily of the following: (i) $13.3 million of tax benefits due to the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, (ii) $4.3 million of tax benefits from the resolution of other tax uncertainties, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $2.4 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iv) $1.1 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed, and (v) $1.0 million of tax benefits resulting from a refinement of deferred state taxes directly related to our December 2020 acquisition of FONA.

Income tax expense for the nine months ended August 31, 2021 included $22.9 million of net discrete tax benefits consisting primarily of the following: (i) $13.3 million of tax benefits due to the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, (ii) $9.2 million of tax benefits from the resolution of other tax uncertainties, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iii) $10.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, (iv) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, (v) $2.2 million of excess tax benefits associated with share-based compensation, (vi) $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, and (vii) $1.1 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed.

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

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Income from unconsolidated operations	$9.1	$9.6	$45.8	$30.2

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased by $0.5 million for the three months ended August 31, 2021, as compared to the year ago period. The decrease was driven by lower earnings of our largest joint venture, McCormick de Mexico.

In the nine months ended August 31, 2021, income from unconsolidated operations increased by $15.6 million, as compared to the prior year period, driven by an after-tax gain of $13.4 million on the sale of our 26% interest in Eastern Condiments Private Ltd. (Eastern), an unconsolidated operation, during our second quarter of 2021, as more fully described in note 2 of the notes to the accompanying financial statements.
The following table outlines the major components of the change in diluted earnings per share from 2020 to 2021:

	Three months ended August 31,	Nine months ended August 31,
2020 Earnings per share – diluted	$0.76	$2.03
Impact of change in operating income	—	0.20
Increase in special charges, net of taxes	(0.01)	(0.04)
Increase in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	—	(0.14)
Increase in income from unconsolidated operations, including, for the nine months ended August 31, 2021, an after-tax gain on sale of unconsolidated operation of $0.05 per diluted share	—	0.06
Impact of change in effective income tax rate, excluding taxes on special charges and transaction and integration expenses	0.04	(0.03)
Impact of higher shares outstanding	—	(0.01)
2021 Earnings per share – diluted	$0.79	$2.07

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
CONSUMER SEGMENT

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net sales	$921.9	$910.9	$2,813.9	$2,573.0
Percent increase	1.2%	14.7%	9.4%	11.7%
Segment operating income	$187.8	$209.0	$554.5	$560.2
Segment operating income margin	20.4%	22.9%	19.7%	21.8%

In the third quarter of 2021, sales of our consumer segment increased 1.2% as compared to the third quarter of 2020, which experienced a 14.7% increase in sales from the 2019 level as a result of government-mandated measures—imposed in 2020 to mitigate the spread of COVID-19—resulted in a shift in consumer behavior toward at-home meal preparation, and decreased by 1.2% on a constant currency basis. That 1.2% increase was driven by higher sales of our consumer business in our Asia/Pacific region, which was partially offset by lower sales in our EMEA region, both as compared to the prior year quarter. Unfavorable volume and product mix decreased consumer segment sales by 3.3% in the third quarter of 2021 as compared to the same period last year, as the exceptionally strong demand that existed in the early stages of the pandemic in the year ago period has eased but remains strong. Pricing actions decreased sales by 0.4% as compared to the prior year period, while the incremental impact of the Cholula acquisition added 2.5% to sales. Sales in the third quarter of 2021 reflected a favorable impact from foreign currency rates that increased consumer segment sales by 2.4% compared to the year-ago quarter and is excluded from our measure of sales decline of 1.2% on a constant currency basis.

In the Americas region, consumer sales increased 0.2% in the third quarter of 2021 as compared to the third quarter of 2020, which experienced a 17.2% increase in sales from the 2019 level as a result of exceptionally strong demand for our products in the early stages of the COVID-19 pandemic, and decreased by 0.6% on a constant currency basis. For the third quarter of 2021, unfavorable volume and product mix decreased sales by 3.2% as compared to the corresponding period in 2020, as the exceptionally strong demand that existed in the early stages of the pandemic in the year ago period has eased but remains strong. The incremental impact of the Cholula acquisition added 3.4% to sales in the quarter ended August 31, 2021 and pricing actions decreased sales by 0.8% as compared to the prior year period. The favorable impact of foreign currency rates increased sales by 0.8% in the quarter and is excluded from our measure of sales decline of 0.6% on a constant currency basis.

In the EMEA region, consumer sales decreased 6.0% in the third quarter of 2021 as compared to the third quarter of 2020, which experienced a 23.0% increase in sales from the 2019 level driven by the COVID-19 impact on greater consumer at-home meal preparation, and decreased by 10.6% on a constant currency basis. Sales were impacted by unfavorable volume and product mix during the third quarter of 2021 that decreased sales by 11.0% from the prior year level. The decrease was driven by a shift in the relative balance of at-home and away-from-home eating, as consumption eased from the level of at-home eating seen in 2020. Pricing actions increased sales by 0.4% as compared to the 2020 period. During the third quarter of 2021, a favorable impact from foreign currency rates increased sales by 4.6% compared to the year-ago period and is excluded from our measure of sales decline of 10.6% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 20.2% in the third quarter of 2021 as compared to the third quarter of 2020, which reflected an 8.7% decrease in sales from the 2019 level due mainly to COVID-19 disruption on foodservice sales in China, and increased by 10.6% on a constant currency basis. For the quarter ended August 31, 2021, favorable volume and product mix increased sales by 9.9%. The increase was driven by sharply higher sales in the foodservice component of our China business in the quarter ended August 31, 2021, as compared to a 2020 period that was slowly recovering from the unfavorable impacts of COVID-19 on away-from-home consumption. Partially offsetting this increase were sales declines of cooking at-home products across the region from the elevated demand in the year-ago period. Pricing actions increased sales by 0.7% as compared to the prior year period. A favorable impact from foreign currency rates, which increased sales by 9.6% compared to the third quarter of 2020, is excluded from our measure of sales growth of 10.6% on a constant currency basis.

For the nine months ended August 31, 2021, our consumer segment sales increased 9.4% as compared to the nine months ended August 31, 2020 and increased by 6.6% on a constant currency basis. That 9.4% sales increase was driven by higher sales of our consumer business in all regions during the nine months ended August 31, 2021 and is in comparison to a 11.7% increase in sales during the nine months ended August 31, 2020 as compared to the corresponding period in 2019. Improved volume and product mix added 4.2% to sales and pricing actions reduced sales by 0.2% in the first nine months of 2021, both in comparison to the prior year levels. The incremental impact of the Cholula acquisition added 2.6% to segment sales for the nine months ended August 31, 2021. A favorable impact from foreign currency rates increased sales by 2.8% compared to the prior year and is excluded from our measure of sales growth of 6.6% on a constant currency basis.

Segment operating income for our consumer segment decreased by $21.2 million, or 10.1%, in the third quarter of 2021 as compared to the third quarter of 2020. The decrease in segment operating income was driven by the impact of increased commodity costs, including transportation costs, partially offset by the sales impact of the Cholula acquisition, lower incentive-based compensation accruals and CCI-led cost savings, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 250 basis points from the third quarter of 2020 to 20.4% in the third quarter of 2021. That decrease was principally the result of a decrease in gross margin, including the impact of the inflationary cost environment, that was partially offset by a decrease in SG&A as a percentage of net sales, as compared to the third quarter of 2020. On a constant currency basis, segment operating income for our consumer segment decreased by 11.6% in the third quarter of 2021 in comparison to the same period in 2020.

Segment operating income for our consumer segment decreased by $5.7 million, or 1.0%, for the nine months ended August 31, 2021 as compared to the same period in 2020. The decrease in segment operating income was driven by the impact of increased commodities, packaging materials and transportation costs, increased conversion costs, which include incremental expenses related to COVID-19, and higher brand marketing investment, partially offset by higher sales, CCI-led cost savings and lower incentive-based compensation accruals, all as compared to the prior year period. The impact of COVID-19 on operating income during the nine months ended August 31, 2021 reflected actions, including the incremental impact of temporary arrangements to utilize co-manufacturing, that increased our cost to produce certain products and measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning that reduced productivity. Segment operating margin for our consumer segment decreased by 210 basis points in the first nine months of 2021 to 19.7%, driven by a decrease in segment gross profit margin, including the impact of the inflationary cost environment, which was partially offset by the benefit from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level. On a constant currency basis, segment operating income for our consumer segment declined by 3.4% in the nine months ended August 31, 2021 in comparison to the same period in 2020.
FLAVOR SOLUTIONS SEGMENT

	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Net sales	$627.5	$519.4	$1,773.7	$1,470.4
Percent increase (decrease)	20.8%	(2.9)%	20.6%	(5.7)%
Segment operating income	$84.5	$64.1	$238.3	$168.4
Segment operating income margin	13.5%	12.3%	13.4%	11.5%

In the third quarter of 2021, sales of our flavor solutions segment increased by 20.8% as compared to the third quarter of 2020, which experienced a 2.9% decrease in sales from the 2019 level due to lower demand resulting from the broad-based impact of COVID-19 disruption on our quick service restaurant and branded food service customers in the early stages of the pandemic, and increased by 16.6% on a constant currency basis. The sales increase in the third quarter of 2021 included growth in all regions. The incremental impact of our Cholula and FONA acquisitions added 8.0% to sales in the quarter ended August 31, 2021. Favorable volume and product mix increased segment sales by 7.5% in the third quarter of 2021 as compared to the same period in 2020, as away-from-home consumption improved, in part, due to less restrictive COVID-19 measures that were in place in the third quarter of 2021 as compared to those in the early stages of the pandemic. Pricing actions during the third quarter of 2021 increased sales by 1.1%. The favorable impact of foreign currency rates increased flavor solutions segment sales by 4.2% compared to the year-ago quarter and is excluded from our measure of sales growth of 16.6% on a constant currency basis.

In the Americas region, flavor solutions sales increased by 20.8% during the third quarter of 2021 as compared to the third quarter of 2020, which experienced a sales decline of 4.7% from the 2019 level driven by lower sales to quick service restaurant and branded food service customers as a result of COVID-19 restrictions imposed in the early stages of the pandemic, and increased by 18.6% on a constant currency basis. Favorable volume and product mix increased flavor solutions sales in the Americas by 5.4% during the third quarter of 2021, driven by growth in branded foodservice that benefited from an increase in away-from-home eating that resulted from the easing of measures taken in the early stages of the pandemic to address COVID-19, and growth with packaged food and beverage companies, each as compared to the year ago period. The incremental impact of the Cholula and FONA acquisitions increased sales by 11.8% during the third quarter of 2021. Pricing actions during the quarter ended August 31, 2021 increased sales by 1.4% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 2.2% compared to the third quarter of 2020 and is excluded from our measure of sales growth of 18.6% on a constant currency basis.

In the EMEA region, flavor solutions sales in the third quarter of 2021 increased by 28.1% as compared to the third quarter of 2020, which experienced a sales decline of 1.0% from the 2019 level primarily as a result of decreased sales to quick service restaurants and lower branded food service sales that were partially offset by higher demand from packaged food service companies in response to COVID-19 restrictions implemented in 2020, and increased by 19.4% on a constant currency basis. Favorable volume and product mix increased segment sales in the EMEA region by 18.5% as compared to the corresponding period in 2020. The increase was driven by higher sales to quick service restaurants and branded foodservice customers combined with strong growth with packaged food companies. Pricing actions increased sales by 0.9% in the third quarter of 2021 as compared to the prior period level. A favorable impact from foreign currency rates increased sales by 8.7% compared to the third quarter of 2020 and is excluded from our measure of sales growth of 19.4% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 8.4% in the third quarter of 2021 as compared to the third quarter of 2020, which experienced a sales increase of 4.9% from the 2019 level driven by higher sales to quick service restaurant customers in China and Australia, and increased by 0.8% on a constant currency basis. Favorable volume and product mix increased sales by 1.6% in the third quarter of 2021. Pricing actions decreased sales by 0.8% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 7.6% compared to the third quarter of 2020 and is excluded from our measure of sales growth of 0.8% on a constant currency basis.

For the nine months ended August 31, 2021, our flavor solutions sales increased 20.6% as compared to the nine months ended August 31, 2020 and is in contrast to a 5.7% decline in segment sales during the nine months ended August 31, 2020 from the 2019 level and increased by 17.3% on a constant currency basis. Driving that increase in sales was higher demand during the

2021 period due to the aforementioned improvement in away-from-home eating. Volume and product mix contributed 9.0% of the increase in addition to pricing actions which added 1.0% to sales for the first nine months of 2021, both in comparison to the prior year levels. The incremental impact of our acquisitions of Cholula and FONA added 7.3% to segment sales for the nine months ended August 31, 2021. A favorable impact from foreign currency rates increased sales by 3.3% compared to the prior year and is excluded from our measure of sales growth of 17.3% on a constant currency basis.

Segment operating income for our flavor solutions segment increased by $20.4 million, or 31.8%, in the third quarter of 2021 as compared to the third quarter of 2020. The increase in segment operating income was driven by sharply higher sales, including the impact of acquisitions, favorable product mix, lower incentive-based compensation accruals and CCI-led cost savings, which were partially offset by increased commodities, packaging materials and transportation costs. Segment operating margin for our flavor solutions segment increased by 120 basis points from the prior year level to 13.5% in the third quarter of 2021, as the benefit from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level, together with the accretive impact of the Cholula and FONA acquisitions on gross margins, were partially offset by higher commodities costs. On a constant currency basis, segment operating income for our flavor solutions segment increased by 26.6% in the third quarter of 2021 as compared to the same period in 2020.

Segment operating income for our flavor solutions segment increased by $69.9 million, or 41.5%, for the nine months ended August 31, 2021 as compared to the same period of 2020. The increase in segment operating income was driven by higher sales, including the impact of acquisitions, CCI-led cost savings and favorable product mix, which was partially offset by increased commodities, packaging materials and transportation costs. Segment operating margin for our flavor solutions segment increased by 190 basis points in the first nine months of 2021 to 13.4% as the benefits from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level, together with the accretive impact of the Cholula and FONA acquisitions on gross margins, were partially offset by the impact of the inflationary cost environment as compared to the first nine months of 2020. On a constant currency basis, segment operating income for our flavor solutions segment increased by 38.1% in the nine months ended August 31, 2021, in comparison to the same period in 2020.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2021	November 30, 2020
Forward foreign currency:
Notional value	$598.1	$383.8
Unrealized net gain (loss)	4.6	(6.8)
Cross currency swaps:
Notional value	528.7	524.4
Unrealized net loss	(14.4)	(18.8)
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

The following table sets forth the notional values and fair values of our interest rate swap contracts:

	August 31, 2021	November 30, 2020
Notional value	$350.0	$350.0
Unrealized net gain	30.0	43.1
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As of August 31, 2021, there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of business since November 30, 2020 other than the following, which are more fully described in note 5 of the notes to the accompanying financial statements included in Part I, Item 1 of this report: (i) in February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026; (ii) in February 2021, we issued $500.0 million of 1.85% notes due February 15, 2031; and (iii) in June 2021, we entered into a $1.5 billion five-year revolving credit facility, which will expire in June 2026 and which replaced both our prior five-year $1.0 billion revolving credit facility that was due to expire in August 2022 and our 364-day revolving credit facility that was due to expire in December 2021.
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
•Transaction and integration expenses associated with the Cholula and FONA acquisitions – We exclude certain costs associated with our acquisitions of Cholula and FONA in November and December 2020, respectively, and their subsequent integration into the Company. Such costs, which we refer to as Transaction and integration expenses, include transaction costs associated with each acquisition, as well as integration costs following the respective acquisition, including the impact of the acquisition date fair value adjustment for inventories, together with the impact of discrete tax items, if any, directly related to each acquisition.
•Income from sale of unconsolidated operations — We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 2 of the notes to the accompanying financial statements included in Part I, Item 1 of this report, the sale of our 26% interest in Eastern in resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2020	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2021
		August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Gross profit	$2,300.4	$599.6	$590.3	$1,791.7	$1,639.7
Impact of transaction and integration expenses included in cost of goods sold (1)	—	—	—	6.3	—
Adjusted gross profit	$2,300.4	$599.6	$590.3	$1,798.0	$1,639.7
Adjusted gross profit margin (2)	41.1%	38.7%	41.3%	39.2%	40.6%

Operating income	$999.5	$265.2	$273.0	$738.9	$724.6
Impact of transaction and integration expenses included in cost of goods sold (1)	—	—	—	6.3	—
Impact of other transaction and integration expenses (1)	12.4	1.3	—	27.0	—
Impact of special charges	6.9	5.8	0.1	20.6	4.0
Adjusted operating income	$1,018.8	$272.3	$273.1	$792.8	$728.6
Adjusted operating income margin (3)	18.2%	17.6%	19.1%	17.3%	18.0%

Income tax expense	$174.9	$31.5	$46.9	$135.5	$117.4
Impact of transaction and integration expenses (1)	1.9	1.2	—	(3.1)	—
Impact of special charges	2.1	1.4	—	4.9	1.2
Adjusted income tax expense	$178.9	$34.1	$46.9	$137.3	$118.6
Adjusted income tax rate (4)	19.9%	14.1%	19.3%	19.6%	18.6%

Net income	$747.4	$212.4	$206.1	$557.9	$546.7
Impact of transaction and integration expenses (1)	10.5	0.1	—	36.4	—
Impact of special charges	4.8	4.4	0.1	15.7	2.8
Impact of after-tax gain on sale of unconsolidated operation	—	—	—	(13.4)	—
Adjusted net income	$762.7	$216.9	$206.2	$596.6	$549.5

Earnings per share – diluted	$2.78	$0.79	$0.76	$2.07	$2.03	$2.80 to $2.85
Impact of transaction and integration expenses (1)	0.04	—	—	0.14	—	0.15
Impact of special charges	0.01	0.01	—	0.05	0.01	0.07
Impact of after-tax gain on sale of unconsolidated operation	—	—	—	(0.05)	—	(0.05)
Adjusted earnings per share – diluted	$2.83	$0.80	$0.76	$2.21	$2.04	$2.97 to $3.02

(1)	Transaction and integration expenses include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include transaction expenses, integration expenses, including the effect of the fair value adjustment to acquired inventories on Cost of goods sold and the impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA. This discrete tax item had a favorable impact of $1.0 million for the three months ended August 31, 2021 and a net unfavorable impact of $10.4 million or $0.04 per diluted share for the nine months ended August 31, 2021.

(2)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(3)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(4)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $241.9 million and $701.5 million for the three and nine months ended August 31, 2021, respectively, $243.5 million and $637.9 million for the three and nine months ended August 31, 2020, respectively, and $900.8 million for the year ended November 30, 2020.

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

Rates of constant currency growth (decline) follow:

	Three Months Ended August 31, 2021
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	0.2%	0.8%	(0.6)%
EMEA	(6.0)%	4.6%	(10.6)%
Asia/Pacific	20.2%	9.6%	10.6%
Total Consumer	1.2%	2.4%	(1.2)%
Flavor Solutions segment:
Americas	20.8%	2.2%	18.6%
EMEA	28.1%	8.7%	19.4%
Asia/Pacific	8.4%	7.6%	0.8%
Total Flavor Solutions	20.8%	4.2%	16.6%
Total net sales	8.3%	3.0%	5.3%

Adjusted operating income:
Consumer segment	(10.1)%	1.5%	(11.6)%
Flavor Solutions segment	31.8%	5.2%	26.6%
Total adjusted operating income	(0.3)%	2.4%	(2.7)%

	Nine Months Ended August 31, 2021
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	5.1%	0.7%	4.4%
EMEA	10.0%	6.9%	3.1%
Asia/Pacific	36.8%	9.9%	26.9%
Total Consumer	9.4%	2.8%	6.6%
Flavor Solutions segment:
Americas	17.7%	1.3%	16.4%
EMEA	30.7%	7.1%	23.6%
Asia/Pacific	22.0%	9.4%	12.6%
Total Flavor Solutions	20.6%	3.3%	17.3%
Total net sales	13.5%	3.0%	10.5%

Adjusted operating income:
Consumer segment	(1.0)%	2.4%	(3.4)%
Flavor Solutions segment	41.5%	3.4%	38.1%
Total adjusted operating income	8.8%	2.6%	6.2%
In addition, the following provides a summary of growth in net sales as reported and on a constant currency basis for the third quarter of 2021 as compared to the third quarter of 2019:

	Three Months Ended August 31, 2021 as compared to Three Months Ended August 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment	16.1%	2.3%	13.8%
Flavor solutions segment	17.3%	1.7%	15.6%
Total net sales	16.6%	2.0%	14.6%
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

Projections for the Year Ending November 30, 2021
Percentage change in net sales	12% to 13%
Impact of favorable foreign currency exchange	3%
Percentage change in net sales in constant currency	9% to 10%

Percentage change in adjusted operating income	6% to 8%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted operating income in constant currency	4% to 6%

Percentage change in adjusted earnings per share — diluted	5% to 7%
Impact of favorable foreign currency exchange	2%
Percentage change in adjusted earnings per share in constant currency — diluted	3% to 5%

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2021	August 31, 2020

Net cash provided by operating activities	$372.9	$626.7
Net cash used in investing activities	(830.6)	(143.3)
Net cash provided by (used in) financing activities	347.0	(432.7)
In the condensed consolidated cash flow statement, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired operating assets and liabilities, as the cash flow associated with acquisitions of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Due to the cyclical nature of a portion of our business, we generate much of our cash flow in the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.
Operating Cash Flow — Net cash provided by operating activities (“cash flow from operations”) is historically lowest in the first quarter and highest in the fourth quarter of our fiscal year. For the nine months ended August 31, 2021 cash flow from operations of $372.9 million decreased $253.8 million from the same period of 2020. This decrease was primarily driven by a higher use of cash associated with operating assets and liabilities, including the impact of higher cash used by working capital, the higher amount of certain employee benefits accrued as of the prior year-end and paid in the first quarter of the subsequent fiscal year, and the payment of transaction and integration costs associated with our recent acquisitions, each as compared to the prior year.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of August 31, 2021 and November 30, 2020, the amount due to suppliers participating in the SCF and included in Trade accounts payable was approximately $291.1 million and $273.6 million, respectively.
Investing Cash Flow — Cash used in investing activities of $830.6 million for the nine months ended August 31, 2021 increased by $687.3 million as compared to $143.3 million for the corresponding period in 2020. Our primary investing cash flows include the usage of cash associated with our acquisition of businesses and capital expenditures. Our primary investing cash inflow in the nine months ended August 31, 2021 was the $65.4 million of proceeds received from the sale of an unconsolidated operation, as more fully discussed in note 2 of the notes to the accompanying financial statements. Cash usage related to the acquisition of businesses was $706.4 million during the nine months ended August 31, 2021, principally related to our acquisition of FONA. During the first nine months of 2021, capital expenditures increased by $44.3 million from the 2020 level to $189.9 million. We expect 2021 capital expenditures to approximate $275 million to support our planned growth, including the multi-year program to replace our global enterprise resource planning (ERP) system and other initiatives.
Financing Cash Flow — Financing activities provided cash of $347.0 million for the first nine months of 2021, as compared to the corresponding period in 2020 when financing activities used cash of $432.7 million. The variability between years is principally a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.

The following table outlines our net borrowing activities:

	Nine months ended
	August 31, 2021	August 31, 2020

Net decrease in short-term borrowings	$(118.9)	$(432.0)
Proceeds from issuance of long-term debt, net of debt issuance costs	999.6	505.3
Repayments of long-term debt	(255.3)	(256.0)
Net cash provided from (used in) borrowing activities	$625.4	$(182.7)
During the nine months ended August 31, 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. We also issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to fund our acquisitions of Cholula and FONA, and for general corporate purposes. During the three months ended August 31, 2021, we repaid the $250 million, 3.90% notes that matured on July 8, 2021.
In the first nine months of 2020, we issued $500 million of long-term debt with net proceeds from the issuance of $495.0 million. We also repaid $256.0 million of long-term debt which consisted primarily of $250.0 million on our term loans due August 2022.
The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2021 and 2020 (in millions):

	2021	2020
Number of shares of common stock repurchased	0.04	0.52
Dollar amount	$3.2	$46.0
As of August 31, 2021, $581.4 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the nine months ended August 31, 2021, we received proceeds of $10.5 million from exercised stock options as compared to $54.1 million received in the corresponding 2020 period. We repurchased $13.3 million and $10.7 million of common stock during the nine months ended August 31, 2021 and August 31, 2020, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $272.4 million in the first nine months of 2021 from $247.4 million of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act in December 2017, the permanent repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and any possible future acquisitions. At August 31, 2021 and August 31, 2020, we temporarily used $329.3 million and $184.6 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2021 and August 31, 2020 were $1,023.7 million and $567.3 million, respectively. Those average short-term borrowings outstanding for the nine months ended August 31, 2021 included average commercial paper outstanding of $963.8 million. Total average debt outstanding for the nine months ended August 31, 2021 and August 31, 2020 was $5,564.8 million and $4,378.0 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2021, the exchange rates for the British pound sterling, Canadian dollar, and Chinese renminbi were higher than at November 30, 2020. At August 31, 2021, the exchange rates for Euro, Polish zloty, and Australian dollar were lower than at November 30, 2020.
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

We hold investments in equity and debt securities in both our qualified defined benefit pension plans and a rabbi trust for our nonqualified defined benefit pension plan. We estimate total required contributions to our pension plans in 2021 of approximately $15 million. In 2020, we contributed $11.9 million to our pension plans. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, transaction and integration expenses, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisitions of Cholula and FONA; the expected impact of the inflationary cost environment, including commodity, packaging materials and transportation costs on our business; the expected impact of pricing actions on the company's results of operations and gross margins; the expected impact of factors affecting our supply chain, including transportation capacity, labor shortages, and absenteeism; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt or equity securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crisis, including COVID-19; issues affecting the company's supply chain and raw materials, including fluctuations in the cost and availability of raw and packaging materials; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses, including the acquisitions of Cholula and FONA; global economic and financial conditions generally, including the on-going impact of the exit of the United Kingdom (U.K.) from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, volatility in our effective tax rate; climate change; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

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

The COVID-19 pandemic has affected, and continues to affect, our operations, major facilities, and the health of our employees and consumers. The production of certain of our products in our Americas, EMEA, and Asia/Pacific geographic regions are concentrated in a single manufacturing site within each region. To mitigate the spread of COVID-19, many governments have implemented quarantines and significant restrictions on travel as well as work restrictions that prohibited many employees from going to work. As a result, we temporarily closed certain manufacturing and other facilities for limited periods in 2020. Our results have been and we expect will continue to be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend upon future developments, which are highly uncertain and cannot be predicted. COVID-19 continues to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. In mid-2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locales in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection levels in certain localities in late fiscal 2020 and in fiscal 2021, local governmental authorities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19.

In early fiscal 2021, vaccines for combatting COVID-19 were approved by health agencies in certain countries/regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. The availability of COVID-19 vaccines and their take-up by individuals is difficult to predict and vaccination levels vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known. The impact of COVID-19, including the impact of restrictions imposed to combat its spread, could result in additional businesses being shut down, additional work restrictions, an increasingly competitive labor market, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be even more challenging to obtain and process raw materials to support our business needs, and more individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes related to COVID-19 which could adversely impact our business, financial condition or results of operations. Further, as some of our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of our business, financial condition or results of operations. The potential effects of COVID-19 also could impact many of the other risk factors described herein, but given the evolving health, economic, social and governmental environments, such potential impact remains uncertain. While we expect the impacts of COVID-19 to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2021 to June 30, 2021	CS – 13,217 (1)	$89.08	13,217	$583 million
	CSNV – 0	$—	—
July 1, 2021 to July 31, 2021	CS – 0	$—	—	$583 million
	CSNV – 0	$—	—
August 1, 2021 to August 31, 2021	CS – 18,667 (2)	$85.94	18,667	$581 million
	CSNV – 0	$—	—
Total	CS – 0	$87.24	31,884	$581 million
	CSNV – 0	$—	—

(1)On June 15, 2021, we purchased 13,217 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on June 15, 2021.
(2)On August 11, 2021, we purchased 18,667 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on August 11, 2021.
As of August 31, 2021, $581.4 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2021, we issued 165,695 shares of CSNV in exchange for shares of CS and issued 8,740 shares of CS in exchange for shares of CSNV.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(3)	(i)	Articles of Incorporation and By-Laws
		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.
		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 2, 2021	Incorporated by reference from Exhibit 3(i) of McCormick's Form 10-Q for the quarter ended May 31, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on July 1, 2021.
	(ii)	By-Laws
		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.
(4)        Instruments defining the rights of security holders, including indentures
(i)See Exhibit 3 (Restatement of Charter and By-Laws)
(ii)Summary of Certain Exchange Rights, incorporated by reference from Exhibit 4.1 of McCormick’s Form 10-Q for the quarter ended August 31, 2001, File No. 1-14920, as filed with the Securities and Exchange Commission on October 12, 2001.
(iii)Indenture dated July 8, 2011 between McCormick and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of McCormick’s Form 8-K dated July 5, 2011, File No. 1-14920, as filed with the Securities and Exchange Commission on July 8, 2011.
(iv)Form of 2.70% Notes due 2022, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(v)Form of 3.50% Notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.
(vi)Form of 3.15% Notes due 2024, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(vii)Form of 3.25% Notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.

(viii)Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(ix)Form of 4.20% Notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(x)Form of 2.50% Notes due 2030, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated April 13, 2020, File No. 1-14920, as filed with the Securities and Exchange Commission on April 16, 2020.
(xi)Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xii)Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xiii)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xi) of McCormick's Form 10-K for the fiscal year ended November 30, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2020.

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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2021, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2021, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

September 30, 2021	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

September 30, 2021	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller