Form 10-K
period 2021-11-30
MCCORMICK & CO INC
filed 2022-01-27
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-14920

McCORMICK & COMPANY, INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	52-0408290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Schilling Road, Suite 1,	Hunt Valley,	Maryland	21031
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (410) 771-7301

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	MKC.V	New York Stock Exchange
Common Stock Non-Voting, Par Value $0.01 per share	MKC	New York Stock Exchange
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2021: $1,571,749,434
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2021: $22,192,789,818
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	17,789,317	December 31, 2021
Common Stock Non-Voting	249,742,929	December 31, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 30, 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry–retailers, food manufacturers and foodservice businesses. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. Our major sales, distribution and production facilities are located in North America, Europe and China. Additional facilities are based in Australia, Central America, Thailand and South Africa.
On December 30, 2020, we completed the purchase of FONA International, LLC and certain of its affiliates (FONA), a privately held company. The purchase price was approximately $708 million, net of cash acquired. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA broadens our value-add offerings with products that are highly complementary to our existing portfolio. By combining the portfolios and infrastructures, we have added manufacturing capacity as well as greater scale and expect to accelerate our global flavor growth. At the time of the acquisition, annual sales of FONA were approximately $114 million. The results of FONA’s operations have been included in our financial statements as a component of our flavor solutions segment from the date of acquisition.
On November 30, 2020, we completed the purchase of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $801 million, net of cash acquired. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
In August 2017, we completed the acquisition of Reckitt Benckiser's Food Division (RB Foods) from Reckitt Benckiser Group plc. The purchase price was approximately $4.2 billion. The iconic brands we acquired from RB Foods included French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions moved us to a leading position in the attractive U.S. Condiments category, while providing significant international growth opportunities for our consumer and flavor solutions segments.
Business Segments
We operate in two business segments, consumer and flavor solutions. Demand for flavor is growing globally, and across both segments we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products to meet the increasing demand for certain product attributes such as clean-label, organic, natural, reduced sodium, gluten-free and non-GMO (genetically modified organisms) and that extend from premium to value-priced.
Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2021, the consumer segment contributed approximately 62% of consolidated net sales and 75% of consolidated operating income, and the flavor solutions segment contributed approximately 38% of consolidated net sales and 25% of consolidated operating income.
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
Approximately two thirds of our consumer segment sales are spices and seasonings and condiments and sauces. Within the spices and seasoning category, we are the brand leader globally and a category leader in our key markets. In the condiments and sauces category, we are one of the brand leaders globally and in the U.S. There are numerous competitive brands of spices and seasonings, and condiments and sauces in the U.S. and additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately-owned companies. In this competitive environment, we are leading with innovation and brand marketing, and applying our analytical tools to help customers optimize the profitability of their sales of these categories while simultaneously working to increase our sales and profit.
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
Our flavor solutions segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include large publicly held flavor companies that are more global in nature, but which also tend to focus on providing integrated solutions extending beyond flavor through the use of other functional and nutritional ingredients.
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, capsicums (red peppers and paprika), onion, vanilla, garlic, and salt. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the United States or from our international locations. Because the raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement (CCI) program.
In addition, we rely on third-party transportation providers to deliver raw materials as well as our product to our customers. Reduced availability of transportation capacity due to labor shortages, primarily as a result of the COVID-19 pandemic, has caused an increase in the cost of transportation for us and our suppliers.
Customers
Our products are sold directly to customers and also through brokers, wholesalers and distributors. In the consumer segment, products are then sold to consumers under a number of brands through a variety of retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce. In the flavor solutions segment, products are used by food and beverage manufacturers as ingredients for their finished goods and by foodservice customers as ingredients for menu items, as well as provided to their own customers for use in dine-in and take-out eating occasions, all to enhance the flavor of their foods. Customers for the flavor solutions segment include food manufacturers and the foodservice industry supplied through a variety of channels including directly and indirectly through distributors, wholesale foodservice suppliers and e-commerce.

We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 11% of consolidated sales in 2021 and 2020 and 12% of consolidated sales in 2019. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 11% of consolidated sales in 2021, 2020 and 2019. In 2021, 2020 and 2019, the top three customers in our flavor solutions segment represented between 48% and 52% of our global flavor solutions sales.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “French’s ,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Cholula,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” "OLD BAY," "Simply Asia," "Thai Kitchen," "Kitchen Basics," “Kamis,” “Drogheria & Alimentari,” "DaQiao," and "Gourmet Garden" trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
We have entered into a number of license agreements authorizing the use of our trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a material adverse effect on our business. The term of the license agreements is generally two to three years or until such time as either party terminates the agreement. Those agreements with specific terms may be renewable upon agreement of the parties.
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
Competition
Each segment operates in markets around the world that are highly competitive. In this competitive environment, our growth strategies include customer engagement and product innovation based on consumer insights. Additionally, in the consumer segment, we are building brand recognition and loyalty through advertising and promotions. Additionally, in our flavor solutions segment, we are differentiated by our culinary and consumer inspired flavor development as well the breadth of our product offering and customer engagement.

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
Human Capital
We believe in the Power of People – our employees and customers across the world. Our high-performance culture is rooted in our shared values and respect for all contributions of every employee. Our key human capital objectives are to attract, retain and develop the highest quality talent. We employ various human resource programs in support of these objectives. We believe diversity, equity and inclusion are at the core of our values and strategic business priorities. Throughout our business, we champion equality, supporting parity for women and under-represented groups as we work to create ethical, safe and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent and a more engaged workforce. We have various employee ambassador groups that provide a supportive, collaborative space for employees to come together to promote inclusion. Respect for human rights is fundamental to our business and its commitment to ethical business conduct.
We had approximately 14,000 full-time employees worldwide as of November 30, 2021. Our operations have not been affected significantly by work stoppages, other than those associated with temporary closures of plants related to the COVID-19 pandemic in fiscal 2020 and, in the opinion of management, employee relations are good. Since the onset of COVID-19 in 2020, our employees have demonstrated resiliency, agility and engagement in support of business continuity despite the challenges that have arisen in the pandemic. We have approximately 400 employees in the United States who are covered by a collective bargaining contract. At our subsidiaries outside the U.S., approximately 2,600 employees are covered by collective bargaining agreements or similar arrangements.
Through our continuous listening strategy, we measure employee engagement on an ongoing basis to solicit feedback and understand views of our employees, work environment and culture. The results from these surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.
We are committed to the safety, health, and security of our employees. We believe a hazard-free environment is a critical enabler for the success of our business. Throughout our operations, we strive to ensure that all of our employees have access to safe workplaces that allow them to succeed in their jobs.
Information about our Executive Officers
In addition to the executive officers indicated in the 2022 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the other executive officer of McCormick is Lisa B. Manzone.
Ms. Manzone is 57 years old and has held the position of Senior Vice President, Human Relations since June 2015.
Operations Outside of the U.S.
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2021, approximately 40% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, transaction and integration expenses, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisitions of Cholula and FONA; the expected impact of the inflationary cost environment, including commodity, packaging materials and transportation costs on our business; the expected impact of pricing actions on the company's results of operations and gross margins; the expected impact of factors affecting our supply chain, including transportation capacity, labor shortages, and absenteeism; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crisis, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, including the on-going impact of the exit of the United Kingdom (U.K.) from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Available Information
Our principal corporate internet website address is: www.mccormickcorporation.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the SEC). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding McCormick. Our website also includes our Corporate Governance Guidelines, Business Ethics Policy and charters of the Audit Committee, Compensation & Human Capital Committee, and Nominating/Corporate Governance Committee of our Board of Directors.
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

Risks Related to Our Company, Business and Operations
A pandemic, including COVID-19, could have an adverse impact on our business, financial condition, and results of operations.

The COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our industry as a result of changes in consumer behavior, retailer inventory levels, cost inflation, manufacturing and supply chain disruption, and overall macroeconomic conditions. The extent and nature of government actions, including limitations on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work, varied during fiscal 2020 and 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective countries and localities. Although our consumer business has benefited from increased at-home consumption due to restrictions related to COVID-19, our ability to sustain heightened sales is dependent on consumer purchasing behavior. The COVID-19 mitigation measures impacting certain of our flavor solutions customers have included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery. The continued availability and effectiveness of vaccines and treatments may partially mitigate the risks around the continued spread of COVID-19, however, with the spread of the COVID-19 variants, the ongoing implications of the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar activity. If prolonged, such impacts can further increase the difficulty of business or operations planning and may adversely impact our results of operations and cash flows;
•Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, enhanced cleaning and sanitation protocols, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results of operations and cash flows.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, the impact of actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict, and the impact of these and other factors on our employees, customers, and suppliers. Should these conditions persist for a prolonged period, including any of the above factors and others that are currently unknown, the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, Risk Factors, any of which could have a material effect on us.
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

We continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. From time to time, our customers reevaluate their mix of product offerings, and consumers have the option to purchase private label or other competitive products instead of our branded products. In the event that we are unable to supply our products to customers in the time frame and quantities that they desire, whether due to increased demand or other factors, our customers may discontinue all or a portion of their purchases from us and source competitive brands. If a significant portion of our branded business was switched to private label or competitive products, it could have a material negative impact on our consumer segment.
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
The food industry generally is subject to risks posed by food spoilage and contamination, product tampering, product recall, import alerts and consumer product liability claims. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged. Additionally, certain of our raw materials could be blocked from entering the country if they were subject to government-imposed actions. We have and may continue to become involved in lawsuits and legal proceedings if it is alleged that the consumption of any of our products could cause injury or illness, or that any of our products are mislabeled or fail to meet applicable legal requirements (even if the allegation is untrue). A product recall, import alert or an adverse result in any such litigation, or negative perceptions regarding food products and ingredients, could result in our having to pay fines or damages, incur additional costs or cause customers and consumers in our principal markets to lose confidence in the safety and quality of certain products or ingredients, any of which could have a negative effect on our business or financial results and, depending upon the significance of the affected product, that negative effect could be material to our business or financial results. Negative publicity about these concerns, whether or not valid, may discourage customers and consumers from buying our products or cause disruptions in production or distribution of our products and adversely affect our business, financial condition or results of operations.
The rising popularity of social networking and other consumer-oriented technologies has increased the speed and accessibility of information dissemination (whether or not accurate), and, as a result, negative, inaccurate, or misleading posts or comments on websites may generate adverse publicity that could damage our reputation or brands.
Customer consolidation, consumer behaviors, and competitive, economic and other pressures facing our customers, may impact our financial condition or results of operations.
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers' responses to those changes could impact our business. The trend towards e-commerce and its impact of consumer habits and preferences has accelerated since the onset of the COVID-19 pandemic in many of the markets we serve and our financial results may be impacted if we are unable to adapt to changing consumer preferences and market dynamics. In addition, our flavor solutions segment may be impacted if the reputation or perception of the customers of our flavor solutions segment declines. These factors could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business, financial condition and results of operations.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 22% of our consolidated sales in 2021. The loss of either of these large customers due to events beyond our control, or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business, financial condition and results of operations.

Issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, climate change, market conditions, governmental actions and other factors beyond our control, including the COVID-19 pandemic. The most significant raw materials used by us in our business are dairy products, pepper, capsicums (red peppers and paprika), onion, vanilla, garlic, and salt. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Disruption of our supply chain could adversely affect our business.
Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines are manufactured at a single location. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
Moreover, short term or sustained increases in consumer demand at our customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high unemployment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. We are also experiencing and may continue to experience additional pressure in our supply chain due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers, primarily as a result of the COVID-19 pandemic, has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition or operating results.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs, which may impact our financial condition or results of operations.
As a manufacturer and distributor of flavor products, we rely on raw materials, packaging materials, plant labor, distribution resources, and transportation providers. In 2021 and the early part of 2022, the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products have rapidly increased. In addition, many of these materials are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply pressures to continue into 2022. We also expect the pressures of input cost inflation to continue into 2022.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity initiatives or through our commodity hedging activity.
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
We could have an interruption in our business, loss of inventory or data, or be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic or computer system failure. Natural disasters could include an earthquake, fire, flood, tornado or severe storm. A catastrophic event could include a terrorist attack. An epidemic or pandemic could affect our operations, major facilities or employees’ and consumers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Production of certain of our products is concentrated in a single manufacturing site.
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
As of November 30, 2021, we had approximately $5.3 billion of goodwill and approximately $3.5 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of those assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their implied fair value or fair value, respectively. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, higher income tax rates, or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets would have a negative impact on our consolidated results of operations.
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
We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Chinese renminbi, Canadian dollar, Australian dollar, Polish zloty, and Mexican peso, as well as the Euro versus the British pound sterling and Australian dollar, and finally the Canadian dollar versus British pound sterling. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.
The on-going effects of the decision by British voters to exit the European Union may negatively impact our operations.

On January 1, 2021, the EU-UK Trade and Cooperation Agreement (the EU-UK trade deal) took effect. The EU-UK trade deal was formally approved by the European Union legislature on April 28, 2021. While the EU-UK trade deal has removed uncertainty and a significant amount of financial risk associated with the U.K.’s exit from the European Union, we are still assessing its details and related impact on our U.K business and other operations. We believe that the new trading relationship between the U.K and the European Union will result in increased costs of goods imported into the U.K. from the European Union and exported from the U.K. into the European Union. The movement of goods between the U.K. and the European Union will continue to be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Also, there will be additional costs related to goods that are deemed to originate outside of the U.K. or European Union, and for which the originating country has no trade agreement with the U.K. Our ability to increase pricing of our products in light of increased costs is uncertain and, to the extent we are unable to fully do so, our profitability will decline.
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
Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. Scientific consensus shows that greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity or practices, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. In addition, such climate change may result in modifications to the eating preferences of the ultimate consumers of certain of our products, which may also unfavorably impact our sales and profitability.
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our ESG goals or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected. Increased focus and activism on ESG topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Changing consumer preferences may result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could cause us to incur additional costs or to make changes to our operations to comply with such demands.
In addition to environmental issues these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. We also have established diversity, equity and inclusion goals as part of our ESG initiative. Our initiatives also extend from individuals to entire communities, including those we serve and, just as importantly, those from which we source.
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
Risks Relating to Credit and Capital Markets, Our Credit Rating, Borrowings and Dividends
Increases in interest rates or changes in our credit ratings may negatively impact us.
On November 30, 2021, we had total outstanding variable rate debt of approximately $613 million, including $539 million of short-term borrowings, at a weighted-average interest rate of approximately 0.2%. The interest rates under our revolving credit facility can vary based on our credit ratings. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
We may incur additional indebtedness to finance our acquisitions that may limit our ability to, among other matters, issue additional indebtedness, meet our debt service requirements, react to rising interest rates, comply with certain covenants and compete with less highly leveraged competitors.
We have a significant amount of indebtedness outstanding. As of November 30, 2021, the indebtedness of McCormick and its subsidiaries is approximately $5.3 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

•increasing our debt service obligations, making it more difficult for us to satisfy our obligations;
•limiting our ability to borrow additional funds;
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
We rely on our revolving credit facility, or borrowings backed by this facility, to fund a portion of our seasonal working capital needs and other general corporate purposes, including funding of acquisitions. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. We engage in regular communication with all of the banks participating in our revolving credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.
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
The uncertainty regarding the planned phase-out of LIBOR may negatively impact our operating results.
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
Furthermore, our information technology systems, and the systems of our customers, vendors, suppliers, and other third-party service providers, are subject to cyber-attacks or other security incidents including computer viruses or other malicious codes, phishing attacks, ransomware, or other service disruptions, or other system or process failures. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. We, and the third-parties we do business with, have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks, although to date none has been material. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third party service providers and designing business processes to mitigate the risk of such breaches. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cyber-threats are constantly evolving, are becoming more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event.
If we are not able to successfully implement our business transformation initiative or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.
We continue to implement our multi-year business transformation initiative to execute significant change to our global processes, capabilities and operating model, including in our Global Enablement (GE) organization, in order to provide a scalable platform for future growth, while reducing costs. As technology provides the backbone for greater process alignment, information sharing and scalability, we are also making investments in our information systems, including the multi-year program to replace our enterprise resource planning (ERP) system currently underway, which includes the transformation of our financial processing systems to enterprise-wide systems solutions. These systems implementations are part of our ongoing business transformation initiative, and we plan to implement these systems throughout all parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of our business, which could result in the loss of customers and revenue. In addition, failure to either deliver the applications on time (due to operational limitations caused by COVID-19 or otherwise), or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting.
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
In addition, there are various compliance obligations for companies that process personal data of certain individuals, including such obligations required by the European Union’s General Data Protection Regulation (GDPR), which came into effect in May 2018, and the California Consumer Privacy Act (CCPA), which came into effect in January 2020. These types of data privacy laws create a range of compliance obligations for companies that process personal data of certain individuals and increases financial penalties for non-compliance. For example, the CCPA imposes requirements on companies that do business in California and collect personal information from customers, including notice, consent and service provider requirements. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Further, in November 2020, the California Privacy Rights Act (“CPRA”) was passed into law and goes into full effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate privacy issues. In 2021, Virginia and Colorado adopted laws which will take effect on January 1, 2023, and July 1, 2023, respectively, introducing new privacy obligations, which may require us to develop additional compliance mechanisms and processes. As a company that is subject to data privacy laws, we bear the costs of compliance with them, including the GDPR and U.S. state laws, and are subject to the potential for fines and penalties in the event of a breach of these laws, which continue to evolve. These factors and others could have an adverse impact on our business, financial condition or results of operations.

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
We operate our business and market our products internationally. In fiscal year 2021, approximately 40% of our sales were generated in countries other than the U.S. Our international operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues, which causes more volatility in the economic environment throughout the European Union and the U.K. Additionally, sales in countries other than the U.S., together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
Haddenham, England–consumer and flavor solutions
Littleborough, England–flavor solutions
Peterborough, England–flavor solutions
France:
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (NYSE). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKC.V and MKC, respectively. We have disclosed in note 17 of the accompanying financial statements the information relating to the dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 31, 2021 was $95.39 per share for the Common Stock and $96.61 per share for the Common Stock Non-Voting.
The approximate number of holders of our common stock based on record ownership as of December 31, 2021 was as follows:

Title of class	Approximate number of record holders
Common Stock, par value $0.01 per share	2,100
Common Stock Non-Voting, par value $0.01 per share	9,400
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2021 to September 30, 2021	CS-33,191 (1) CSNV-0	$85.75 -	33,191 -	$579 million
October 1, 2021 to October 31, 2021	CS-11,640 CSNV-1,600	$79.88 $80.96	11,640 1,600	$578 million
November 1, 2021 to November 30, 2021	CS-18,007 (2) CSNV-0	$85.68 -	18,007 -	$576 million
Total	CS-62,838 CSNV-1,600	$84.64 $80.96	62,838 1,600	$576 million
(1)On September 1, 2021 and September 29, 2021, we purchased 15,870 shares and 17,321 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on September 1, 2021 and September 29, 2021, respectively.
(2)On November 23, 2021, we purchased 18,007 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on November 23, 2021.
As of November 30, 2021, approximately $576 million remained of a $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2021, we issued 617,155 shares of CSNV in exchange for shares of CS and issued 14,262 shares of CS in exchange for shares of CSNV.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand McCormick & Company, Incorporated, our operations and our present business environment from the perspective of management. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto contained in Item 8 of this report. We use certain non-GAAP information — more fully described below under the caption Non-GAAP Financial Measures — that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. The dollar and share information in the charts and tables in the MD&A are in millions, except per share data. On November 30, 2020, the Company effected a two-for-one stock split in the form of a stock dividend on all shares of the Company’s two classes of common stock. On November 30, 2020, one like share was issued for each share outstanding to shareholders of record as of November 20, 2020. All common stock and per share data have been retroactively adjusted to reflect the stock split.
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food and beverage industry–retailers, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and flavor solutions, as described in Item 1 of this report.
Our long-term annual growth objectives in constant currency are to increase sales 4% to 6%, increase adjusted operating income 7% to 9% and increase adjusted earnings per share 9% to 11%.
COVID-19 – As a result of the COVID-19 pandemic, governments around the world either recommended or mandated actions to slow the transmission of the virus that included shelter-in-place orders, quarantines, limitations on crowd size, closures of dine-in restaurants and bars, and significant restrictions on travel, as well as work restrictions that prohibited many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has significantly impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the years ended November 30, 2021 and 2020 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.
We continue to actively monitor the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand. The impact of COVID-19 on our consumer segment since the beginning of the pandemic has resulted in a significant increase in at-home consumption and related demand for our products. In 2021, our flavor solutions segment benefited from a recovery in away-from-home eating that more than offset the net sales declines experienced in 2020 as a result of restrictions imposed to reduce the spread of COVID-19. The COVID-19 mitigation measures in 2020 impacting certain of our flavor solutions customers included the following: (i) with respect to dine-in restaurants, closures, limitations on dine-in capacity, or restrictions on the operations of those restaurants to carry-out or delivery only; and (ii) with respect to quick service restaurants, limitations on operations to drive-through pick-up or delivery. Although certain restrictive measures were reinstated during certain periods of 2021, the prevalence and scale of closures and operating limitations were less severe as compared to 2020. For comparative purposes, the following provides a summary of growth in net sales as reported and on a constant currency basis for the year ended 2021 as compared to 2019:

	For the year ended November 30, 2021 as compared to the year ended November 30, 2019
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment	20.4%	2.1%	18.3%
Flavor Solutions segment	14.6%	0.8%	13.8%
Total net sales	18.1%	1.6%	16.5%

The percentage change in reported net sales and the percentage change on a constant currency basis were favorably impacted by the acquisitions of Cholula and FONA, which, in aggregate, contributed 2.6%, 7.1% and 4.3% to the consumer segment, flavor solutions segment and total net sales growth rates, respectively, in the preceding table, on both a reported and constant currency basis.
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
Inflationary Cost Environment and Supply Chain Disruption – During fiscal 2021, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. We expect that these inflationary cost increases will continue but we expect they will be partially mitigated by pricing actions implemented in the fourth quarter of fiscal 2021, those that we plan to implement in fiscal 2022 and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. During fiscal 2021, we also experienced additional pressure in our supply chain due to strained transportation capacity, as well as due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand. In response to these supply chain pressures, we have taken actions build capacity as well as increase our supply chain related resources. We expect these pressures to continue in 2022.
Sales growth: Over time, we expect to grow sales with similar contributions from: 1) our base business – driven by brand marketing support, category management, and differentiated customer engagement; 2) new products; and 3) acquisitions.
Base business – We expect to drive sales growth by optimizing our brand marketing investment through improved speed, quality and effectiveness. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and help them discover new products.
New Products – For our consumer segment, we believe that scalable and differentiated innovation continues to be one of the best ways to distinguish our brands from our competition, including private label. We are introducing products for every type of cooking occasion, from gourmet, premium items to convenient and value-priced flavors.
For flavor solutions customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a solid pipeline of flavor solutions products aligned with our customers’ new product launch plans, many of which include clean-label, organic, natural, and “better-for-you” innovation. With over 20 product innovation centers around the world, we are supporting the growth of our brands and those of our flavor solutions customers with products that appeal to local consumers.
Acquisitions – Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2017, we have completed four acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Information with respect to our three most recent acquisitions is provided below:

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
•On August 17, 2017, we acquired Reckitt Benckiser's Food Division (RB Foods) for approximately $4.2 billion. The acquired iconic brands of RB Foods included French’s®, Frank’s RedHot® and Cattlemen’s®, which are a natural strategic fit with our robust global branded flavor portfolio. We believe that these additions moved us to a leading position in the attractive U.S. condiments category and provide significant international growth opportunities for our consumer and flavor solutions segments.
The FONA and Cholula acquisitions contributed approximately one-third of our sales growth in 2021.
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
We are making investments to build the McCormick of the future, including in our Global Enablement (GE) organization to transform McCormick through globally aligned, innovative services to enable growth. As more fully described in note 3 of notes to our consolidated financial statements, we expect to incur special charges of approximately $60 million to $65 million associated with our GE initiative of which approximately $40.7 million have been recognized through November 30, 2021. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. From late 2018 through early 2020, we progressed in implementing our global enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth. In the second quarter of fiscal 2020, we elected to pause activity related to our ERP for the balance of fiscal 2020 due, in part, to COVID-19 restrictions that restricted necessary travel by internal and external ERP team members and made it difficult for local McCormick personnel to actively participate in the ERP development, data cleansing, and testing prior to then scheduled pilots later in fiscal 2020. During fiscal 2021, we resumed activities related to our ERP replacement program.
We expect that, in total over the course of the ERP replacement program from late 2018 through 2025, we will invest approximately $400 million, including expenses related to the go-live activities in our operations, to enable the anticipated completion of the global roll out of our new information technology platform in 2024. Of that projected $400 million, we expect capitalized software to account for approximately 50% and program expenses to account for approximately 50%. Of the approximately $200 million of operating expenses included in our projected total spending related to our ERP replacement program, approximately $85 million has been recognized through November 30, 2021. Of the approximately $200 million of capitalized software included in our projected total spending related to our ERP program, approximately $115 million has been recognized through November 30, 2021.
The GE initiative is expected to generate annual savings, ranging from approximately $45 million to $55 million, once all actions are implemented, including those that are dependent on the replacement of our global ERP platform.
Cash flow: We continue to generate strong cash flow. Net cash provided by operating activities was $828.3 million, $1,041.3 million and $946.8 million in 2021, 2020, and 2019, respectively. In 2021, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 36 years, and to fund capital expenditures and acquisitions. In 2021, the return of cash to our shareholders through dividends and share repurchases was $371.9 million.

Operating Results: On a long-term basis, we expect a combination of acquisitions, share repurchases and debt repayments, and the resulting impact on interest expense, to add about 2% to earnings per share growth.
In 2021, we achieved further growth of our business with net sales rising 12.8% over the 2020 level due to the following factors:
•We grew volume and product mix, which added 5.5% of sales growth, exclusive of acquisitions. This growth was driven by increases in both our consumer and flavor solutions segments. Increased net sales within our consumer segment was driven by strong demand due to a sustained shift in consumer behavior toward at-home meal preparation, which was first seen in 2020 as a response to actions taken to mitigate the spread of COVID-19. Increased net sales within our flavor solutions segment was principally driven by sales of away-from-home products as compared to 2020, when actions taken to mitigate the spread of COVID-19 significantly impacted demand.
•Pricing actions contributed 0.8% of the increase in net sales.
•Acquisitions contributed 4.1% of the increase in net sales.
•Net sales growth was positively impacted by fluctuations in currency rates that increased sales growth by 2.4%. Excluding this impact, we grew sales by 10.4% over the prior year on a constant currency basis.
Operating income was $1,015.1 million in 2021 and $999.5 million in 2020. We recorded $51.1 million and $6.9 million of special charges in 2021 and 2020, respectively, related to organization and streamlining actions. Special charges in 2021 included $4.7 million in cost of goods sold related the exit of a low margin business. In 2021 and 2020, we also recorded $35.3 million and $12.4 million of transaction and integration expenses, respectively, related to our acquisitions of Cholula and FONA that reduced operating income. In 2021, compared to the year-ago period, the favorable impact of higher sales, $117.0 million of cost savings from our CCI program, including organization and streamlining actions, and lower incentive-based compensation more than offset the impact of increased commodity, packaging materials and transportation costs, higher conversion costs, which include costs associated with COVID-19, and increased brand marketing costs. Excluding special charges and transaction and integration expenses related to our acquisitions of Cholula and FONA, adjusted operating income was $1,101.5 million in 2021, an increase of 8.1%, compared to $1,018.8 million in the year-ago period. In constant currency, adjusted operating income rose 6.2%. For further details and a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Diluted earnings per share was $2.80 in 2021 and $2.78 in 2020. The year-on-year increase in earnings per share was primarily driven by higher operating income. Special charges and transaction and integration expenses lowered earnings per share by $0.30 and $0.05 in 2021 and 2020, respectively. A gain on our sale of an unconsolidated operation increased earnings per share by $0.05 in 2021. Excluding the effects of special charges, transaction and integration expenses, and the gain realized from the sale of an unconsolidated operation, adjusted diluted earnings per share was $3.05 in 2021 and $2.83 in 2020, or an increase of 7.8%.
2022 Outlook
In 2022, we expect to grow net sales over the 2021 level by 3% to 5%, which includes an estimated 1% unfavorable impact from currency rates, or 4% to 6% on a constant currency basis. That anticipated 2022 sales growth includes the impact of pricing actions, including those taken in 2021, to partially offset cost increases. We expect the impact of pricing to be a significant driver of our sales growth. We expect volume and product mix to be impacted by pricing elasticities, although at a lower level than we have experienced historically. We anticipate that our volume and product mix will also be impacted by the exit of a lower margin product line in late 2021.
We expect our 2022 gross profit margin to range from an increase of 20 basis points to a decline of 30 basis points from our gross profit margin of 39.5% in 2021. The projected 2022 change in gross profit margin is principally due to the net effect of (i) a mid-teen percentage impact of inflation in 2022 compared to 2021, (ii) the favorable impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (iii) anticipated unfavorable sales mix in 2022 between our consumer and flavor solutions segments as compared to 2021, (iv) the favorable impact of anticipated CCI cost savings, and (v) the lack of $11.0 million of transaction and integration expenses and special charges reflected in cost of goods sold in 2021. We expect our 2022 gross profit margin, excluding the $11.0 million of transaction and integration expenses and special charges in 2021, to range from comparable to a decline of 50 basis points from our 2021 adjusted gross profit margin of 39.7%.

In 2022, we expect an increase in operating income of 13% to 15%, which includes an estimated 1% unfavorable impact from currency rates, over the 2021 level. Our CCI-led cost savings target in 2022 is approximately $85 million. We anticipate integration expenses related to the FONA acquisition of approximately $3 million to favorably impact operating income in 2022, as compared to $35.3 million of transaction and integration expenses in 2021. We also expect approximately $30 million of special charges in 2022 that relate to previously announced organization and streamlining actions; in 2021, special charges were $51.1 million. Excluding special charges and transaction and integration expenses, we expect 2022’s adjusted operating income to increase by 7% to 9%, which includes an estimated 1% unfavorable impact from currency rates, or to increase by 8% to 10% on a constant currency basis over the 2021 level.
Our underlying effective tax rate is projected to be higher in 2022 than in 2021. We estimate that our 2022 effective tax rate, including the net favorable impact of anticipated discrete tax items, will be 22% to 23% as compared to 21.5% in 2021. Excluding projected taxes associated with special charges and transaction and integration expenses, we estimate that our adjusted effective tax rate will be 22% to 23% in 2022, as compared to an adjusted effective tax rate of 20.1% in 2021.
Diluted earnings per share was $2.80 in 2021. Diluted earnings per share for 2022 is projected to range from $3.07 to $3.12. Excluding the per share impact of i) special charges of $0.16; ii) transaction and integration expenses, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA, of $0.14; and iii) the gain realized upon our sale of an unconsolidated operation of $0.05, adjusted diluted earnings per share was $3.05 in 2021. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.09 and from integration expenses of $0.01, is projected to range from $3.17 to $3.22 in 2022. We expect adjusted diluted earnings per share to grow by 4% to 6%, which includes a 1% unfavorable impact from currency rates, or to grow by 5% to 7% on a constant currency basis over adjusted diluted earnings per share of $3.05 in 2021.
RESULTS OF OPERATIONS—2021 COMPARED TO 2020

	2021	2020
Net sales	$6,317.9	$5,601.3
Percent growth	12.8%	4.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	5.5%	3.7%
Pricing actions	0.8%	1.6%
Acquisitions	4.1%	—%
Foreign exchange	2.4%	(0.6)%
Sales for 2021 increased by 12.8% from 2020 and by 10.4% on a constant currency basis. That 12.8% sales increase was driven by higher sales in both our consumer and flavor solutions segments. On a consolidated basis, higher volume and favorable product mix increased sales by 5.5% while pricing actions, which were primarily taken in the fourth quarter, added 0.8% to sales. That net volume increase and favorable mix was driven by continued levels of strong demand within our consumer segment, as the shift in consumer behavior toward at-home meal preparation, first seen in 2020 as a response to actions taken to mitigate the spread of COVID-19, has persisted. In addition, our flavor solutions segment volume increased principally due to a recovery in demand for away-from-home products, including higher sales to our branded food service customers, as compared to 2020. Sales were also impacted by favorable foreign currency rates that increased net sales 2.4% compared to 2020 and is excluded from our measure of sales growth of 10.4% on a constant currency basis.

	2021	2020
Gross profit	$2,494.6	$2,300.4
Gross profit margin	39.5%	41.1%
In 2021, our gross profit margin decreased 160 basis points to 39.5% from 41.1% in 2020. The decline was driven by the impact of increased commodity, packaging materials and transportation costs, higher conversion costs, which includes costs associated with COVID-19, and a less favorable mix in sales between our consumer and flavor solutions segments as compared to 2020. These unfavorable impacts were partially offset by savings from our CCI program, pricing actions, improved product mix and the accretive impact of the Cholula and FONA acquisitions, each as compared to the prior year period. In addition, our 2021 gross profit margin was burdened by (i) $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories, and (ii) a non-cash special charge of $4.7 million associated with the exit of a low margin business in our Asia/Pacific region. Excluding the transaction expense and special charges, adjusted gross profit margin decreased by 140 basis points from 41.1% in 2020 to 39.7% for the year ended November 30, 2021.

	2021	2020
Selling, general & administrative expense	$1,404.1	$1,281.6
Percent of net sales	22.3%	22.9%
Selling, general and administrative (SG&A) expense was $1,404.1 million in 2021 compared to $1,281.6 million in 2020, an increase of $122.5 million. That increase in SG&A expense was primarily a result of (i) SG&A associated with the Cholula and FONA acquisitions; (ii) greater selling and distribution expenses associated with the higher sales volume; and (iii) increased brand marketing costs, all as compared to the corresponding period in 2020. Those increases were partially offset by lower performance-based employee incentive expenses, as compared to the prior year period. SG&A as a percent of net sales for 2021 decreased by 60 basis points from the prior year level, driven by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 period.

	2021	2020
Special charges included in cost of goods sold	$4.7	$—
Other special charges	46.4	6.9
Total special charges	$51.1	$6.9
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
During 2021, we recorded $51.1 million of special charges, consisting principally of (i) $19.5 million associated with our exit of our rice product line in India, as more fully described below, (ii) $6.2 million associated with the transition of a manufacturing facility in EMEA, (iii) streamlining actions of $10.3 million in the Americas region and $4.8 million in the EMEA region, and (iv) a non-cash asset impairment charge of $6.0 million associated with an administrative site that was sold in conjunction with our decision to employ a hybrid work environment. As more fully described in note 3 of our notes of consolidated financial statements, the $19.5 million special charge associated with the exit of our rice product line in India consisted of an $11.2 million non-cash impairment charge associated with the impairment of certain intangible assets, $3.6 million of employee severance and other related exit costs, and a $4.7 million charge in cost of goods sold which represents a provision for the excess of the carrying value of rice inventories over the estimated net realizable value and a contractual obligation associated with terminating a rice supply agreement.
During 2020, we recorded $6.9 million of special charges, consisting of $5.3 million related to streamlining actions in our EMEA region and $1.6 million related to our GE initiative.

	2021	2020
Transaction expenses included in cost of goods sold	$6.3	$—
Other transaction and integration expenses	29.0	12.4
Total transaction and integration expenses	$35.3	$12.4
During 2021, we recorded transaction and integration expenses of $35.3 million related to our acquisitions of Cholula and FONA. These costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in Cost of goods sold, (ii) $13.8 million of other transaction expenses primarily related to outside advisory, service and consulting costs, and (iii) $15.2 million of integration expenses. Transaction and integration expenses related to our acquisitions of Cholula and FONA of $11.2 million and $1.2 million, respectively, were incurred late in fiscal 2020.

	2021	2020
Operating income	$1,015.1	$999.5
Percent of net sales	16.1%	17.8%

Operating income increased by $15.6 million, or 1.6%, from $999.5 million in 2020 to $1,015.1 million in 2021. Special charges and transaction and integration expenses increased by $67.1 million in 2021, as compared to 2020, and negatively impacted operating income. Operating income as a percentage of net sales declined by 170 basis points in 2021, to 16.1% in 2021 from 17.8% in 2020 as a result of the factors previously described. Excluding the effect of special charges and transaction and integration expenses previously described, adjusted operating income was $1,101.5 million in 2021 as compared to $1,018.8 million in 2020, an increase of $82.7 million or 8.1% over the 2020 level. Adjusted operating income as a percentage of net sales declined by 80 basis points in 2021, to 17.4% in 2021 from 18.2% in 2020.

	2021	2020
Interest expense	$136.6	$135.6
Other income, net	17.3	17.6
Interest expense was $1.0 million higher for 2021 as compared to the prior year as an increase in average total borrowings was largely offset by a decrease in interest rates. Other income, net for 2021 decreased by $0.3 million as lower non-service cost income associated with our pension and postretirement benefit plans was partially offset by higher interest income, as compared to 2020. The decrease was also impacted by non-operating foreign currency transaction gains in 2021, as compared to non-operating foreign currency transaction losses in the prior period.

	2021	2020
Income from consolidated operations before income taxes	$895.8	$881.5
Income tax expense	192.7	174.9
Effective tax rate	21.5%	19.8%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income include, but are not limited to, excess tax benefits associated with share-based payments to employees, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances and the tax effects of certain intra-entity asset transfers (other than inventory).
The effective tax rate was 21.5% in 2021 as compared to 19.8% in 2020. The increase in our effective tax rate was principally attributable to the lower level of net discrete tax benefits in 2021 as compared to 2020. Net discrete tax benefits were $26.6 million in 2021, a decrease of $16.8 million from $43.4 million in 2020. Discrete tax benefits in both the 2021 and 2020 periods included excess tax benefits associated with share-based payments to employees ($4.3 million and $14.2 million in 2021 and 2020, respectively), the reversal of reserves for unrecognized tax benefits ($22.5 million and $4.9 million in 2021 and 2020, respectively) due to, in 2021, the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, and in both years due to the expiration of the statues of limitations, the release of valuation allowances due to a change in judgment about realizability of deferred tax assets ($4.4 million and $11.9 million in 2021 and 2020, respectively) and other discrete items. In 2021, discrete tax items included $4.0 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation and $10.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA. In 2020, discrete tax items included $9.9 million of tax benefits associated with intra-entity asset transfers that occurred. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2021	2020
Income from unconsolidated operations	$52.2	$40.8
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased $11.4 million in 2021 from the prior year, driven by an after-tax gain of $13.4 million on the sale of our 26% interest in Eastern Condiments Private Ltd. (Eastern), an unconsolidated operation, during our second quarter of 2021, as more fully described in note 5 of the notes to the accompanying financial statements. We own 50% of most of our unconsolidated joint ventures, including our largest joint venture,

McCormick de Mexico, that comprised 62% and 75% of the income of our unconsolidated operations in 2021 and 2020, respectively. The relative impact of McCormick de Mexico on income from unconsolidated operations in 2021 was impacted by the gain on our sale of an unconsolidated operation.
We reported diluted earnings per share of $2.80 in 2021, compared to $2.78 in 2020. The table below outlines the major components of the change in diluted earnings per share from 2020 to 2021. The increase in adjusted operating income in the table below includes the impact from favorable currency exchange rates in 2021.

2020 Earnings per share—diluted	$2.78
Increase in operating income	0.25
Increase in special charges	(0.15)
Increase in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	(0.10)
Impact of income taxes, excluding taxes on special charges and transaction and integration expenses	(0.01)
Increase in income from unconsolidated operations, including an after-tax gain on sale of unconsolidated operation of $0.05 per diluted share	0.04
Impact of higher shares	(0.01)
2021 Earnings per share—diluted	$2.80

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
Consumer Segment

	2021	2020
Net sales	$3,937.5	$3,596.7
Percent growth	9.5%	10.0%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	4.3%	8.8%
Pricing actions	0.6%	1.5%
Acquisitions	2.4%	—%
Foreign exchange	2.2%	(0.3)%

Segment operating income	$804.9	$780.9
Segment operating income margin	20.4%	21.7%
Sales of our consumer segment in 2021 grew by 9.5% as compared to 2020 and grew by 7.3% on a constant currency basis. This increase included higher sales of our consumer business in each of our three regions. Higher volume and product mix increased sales 4.3% while pricing actions added 0.6% to sales, both as compared to the prior year period. The incremental impact of the Cholula acquisition added 2.4% to segment sales during 2021. The favorable impact of foreign currency exchange rates increased consumer segment sales by 2.2% compared to 2020 and is excluded from our measure of sales growth of 7.3% on a constant currency basis.
In the Americas region, consumer sales increased 7.3% in 2021 as compared to 2020, which experienced a 13.9% increase in sales from the 2019 level as a result of exceptionally strong demand for our products in the early stages of the COVID-19 pandemic, and increased by 6.7% on a constant currency basis. Favorable volume and product mix increased sales by 3.0% as compared to the corresponding period in 2020, as demand continues to be driven by consumers' sustained preference for eating more at home. In addition, pricing actions, taken in response to higher costs, increased sales by 0.4% as compared to the prior year period. The incremental impact of the Cholula acquisition added 3.3% to sales in 2021. The favorable impact of foreign currency exchange rates increased sales by 0.6% compared to 2020 and is excluded from our measure of sales growth of 6.7% on a constant currency basis.
In the EMEA region, consumer sales increased 5.8% in 2021 as compared to 2020, which experienced a 14.5% increase in sales from the 2019 level driven by the COVID-19 impact on greater consumer at-home meal preparation, and increased by 0.9% on a constant currency basis. Favorable volume and product mix increased sales by 0.3% as compared to the corresponding period of 2020. The impact of pricing actions increased sales by 0.6% as compared to the prior year period. The favorable impact of foreign currency exchange rates increased sales by 4.9% compared to 2020 and is excluded from our measure of sales growth of 0.9% on a constant currency basis.
In the Asia/Pacific region, consumer sales increased 31.6% in 2021 as compared to 2020, which reflected a 16.6% decrease in sales from the 2019 level due mainly to COVID-19 disruption on foodservice sales in China, and increased by 22.9% on a constant currency basis. Higher volume and favorable product mix increased sales by 21.5% as compared to the corresponding period in 2020. The increase was driven by sales related to the recovery of demand in away-from-home consumption in China. Pricing actions increased sales by 1.4% as compared to 2020. The favorable impact from foreign currency exchange rates increased sales by 8.7% compared to 2020 and is excluded from our measure of sales growth of 22.9% on a constant currency basis.
Segment operating income for our consumer segment increased by $24.0 million, or 3.1%, in 2021 as compared to 2020. The increase in segment operating income was driven by higher sales, including the impact of acquisitions, CCI-led cost savings and lower incentive-based compensation accruals which were partially offset by increased commodities, packaging materials and transportation costs, increased conversion costs, which include incremental expenses related to COVID-19, and higher brand marketing investment, all as compared to the prior year period. The impact of COVID-19 on segment operating income during 2021 reflected actions, including the incremental impact of temporary arrangements to utilize co-manufacturing, that increased our cost to produce certain products and measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning that reduced productivity. Segment operating margin for our consumer segment decreased by 130 basis points in 2021 to 20.4%, driven by a decrease in segment gross profit margin, including the impact of the inflationary cost environment, which was partially offset by the benefit from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level. On a constant currency basis, segment operating income for our consumer segment increased by 1.3% in 2021, as compared to 2020.
Flavor Solutions Segment

	2021	2020
Net sales	$2,380.4	$2,004.6
Percent growth (decline)	18.7%	(3.5)%
Components of percent change in net sales–increase (decrease):
Volume and product mix	7.2%	(4.2)%
Pricing actions	1.4%	1.8%
Acquisitions	7.3%	—%
Foreign exchange	2.8%	(1.1)%

Segment operating income	$296.6	$237.9
Segment operating income margin	12.5%	11.9%
Sales of our flavor solutions segment increased 18.7% in 2021 as compared to 2020 and increased by 15.9% on a constant currency basis. Sales were favorably impacted by the recovery of demand as compared to the lower level of demand in 2020 due to the impact of the COVID-19 disruption on our quick service restaurant and branded food service customers, particularly in the Americas and EMEA regions. Favorable volume and product mix increased segment sales by 7.2% as compared to 2020, while pricing actions taken in response to increased costs during the period increased sales by 1.4%. The incremental impact of the Cholula and FONA acquisitions increased sales by 7.3% in 2021. The favorable impact of foreign currency rates increased flavor solutions segment sales by 2.8% as compared to 2020 and is excluded from our measure of sales growth of 15.9% on a constant currency basis.
In the Americas region, flavor solutions sales increased by 16.6% during 2021 as compared to 2020, which experienced a sales decline of 3.5% from the 2019 level driven by lower sales to quick service restaurant and branded food service customers as a result of COVID-19 restrictions imposed in the early stages of the pandemic, and increased by 15.4% on a constant currency basis. Favorable volume and improved product mix increased flavor solutions sales in the Americas by 3.2% during 2021, driven primarily by increased sales to branded foodservice and quick service restaurant customers. Pricing actions increased sales by 1.7% as compared to the prior year period. The incremental impact of the Cholula and FONA acquisitions increased sales by 10.5% in 2021. A favorable impact from foreign currency rates increased sales by 1.2% compared to 2020 and is excluded from our measure of sales growth of 15.4% on a constant currency basis.

In the EMEA region, flavor solutions sales in 2021 increased by 27.3% as compared to 2020, which experienced a sales decline of 5.5% from the 2019 level primarily as a result of decreased sales to quick service restaurants and lower branded food service sales that were partially offset by higher demand from packaged food service companies in response to COVID-19 restrictions implemented in 2020, and increased by 21.5% on a constant currency basis. Favorable volume and product mix increased segment sales by 19.8% in 2021 as compared to 2020. The increase was primarily attributable to higher sales to branded foodservice, packaged food and quick service restaurant customers. Pricing actions increased sales by 1.7% in 2021 as compared the prior year level. A favorable impact from foreign currency rates increased sales by 5.8% compared to 2020 and is excluded from our measure of sales growth of 21.5% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 16.9% in 2021 as compared to 2020, which experienced a sales increase of 0.4% from the 2019 level driven by higher sales to quick service restaurant customers, and increased by 9.4% on a constant currency basis. Favorable volume and product mix increased sales by 10.6%, driven by higher sales to quick service restaurant customers. Pricing actions decreased sales by 1.2% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 7.5% compared to 2020 and is excluded from our measure of sales growth of 9.4% on a constant currency basis.

Segment operating income for our flavor solutions segment increased by $58.7 million, or 24.7%, in 2021 as compared to 2020. The increase in segment operating income was driven by higher sales, including the impact of acquisitions, CCI-led cost savings, lower incentive-based compensation accruals and favorable product mix, which was partially offset by increased commodities, packaging materials and transportation costs. Segment operating margin for our flavor solutions segment increased by 60 basis points in 2021 to 12.5% as the benefits from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level, together with the accretive impact of the Cholula and FONA acquisitions on gross margins, were partially offset by the impact of the inflationary cost environment as compared to 2020. On a constant currency basis, segment operating income for our flavor solutions segment increased by 22.5% in 2021, as compared to 2020.
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
SG&A expense was $1,281.6 million in 2020 compared to $1,166.8 million in 2019, an increase of $114.8 million. That increase in SG&A expense was primarily a result of (i) higher performance-based employee incentive expense accruals, (ii) higher distribution expenses associated with the higher sales volume, (iii) increased brand marketing costs and (iv) a one-time fiscal 2019 expense reduction from the alignment of an employee benefit plan to our global standard that did not recur in 2020, all as compared to 2019. SG&A expense as a percent of net sales increased by 110 basis points from the prior year level, primarily as a result of the previously mentioned factors, partially offset by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2020 period.

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
The effective tax rate was 19.8% in 2020 as compared to 19.2% in 2019. The effective tax rate of 19.2% in 2019 includes a non-recurring net tax benefit of $1.5 million associated with the U.S. Tax Act. Net discrete tax benefits were $43.4 million in 2020, which is a decrease of $0.3 million from $43.7 million in 2019, including the $1.5 million non-recurring benefit of the U.S. Tax Act in 2019. Discrete tax benefits in both the 2020 and 2019 periods include excess tax benefits associated with share-based payments to employees ($14.2 million and $22.4 million in 2020 and 2019, respectively), the tax benefits associated with intra-entity asset transfers that occurred ($9.9 million and $15.2 million in 2020 and 2019, respectively), the reversal of reserves for unrecognized tax benefits for the expiration of the statues of limitations and other discrete items. In 2020, discrete tax benefits included $11.9 million associated with the release of valuation allowances due to a change in judgment about realizability of deferred tax assets. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2020	2019
Income from unconsolidated operations	$40.8	$40.9
Income from unconsolidated operations decreased $0.1 million in 2020 from the prior year. We own 50% of most of our unconsolidated joint ventures, including our largest joint venture, McCormick de Mexico, that comprised 75% and 72% of the income of our unconsolidated operations in 2020 and 2019, respectively.
We reported diluted earnings per share of $2.78 in 2020, compared to $2.62 in 2019. The table below outlines the major components of the change in diluted earnings per share from 2019 to 2020. The increase in adjusted operating income in the table below includes the impact from unfavorable currency exchange rates in 2020.

2019 Earnings per share—diluted	$2.62
Increase in operating income	0.12
Decrease in special charges	0.05
Increase in transaction and integration expenses	(0.04)
Decrease in interest expense	0.09
Decrease in other income	(0.03)
Impact of income taxes	(0.02)
Impact of higher shares outstanding	(0.01)
2020 Earnings per share—diluted	$2.78
Results of Operations—Segments
Consumer Segment

	2020	2019
Net sales	$3,596.7	$3,269.8
Percent growth	10.0%	0.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	8.8%	2.4%
Pricing actions	1.5%	0.1%
Foreign exchange	(0.3)%	(1.8)%

Segment operating income	$780.9	$676.3
Segment operating income margin	21.7%	20.7%
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
•Income from sale of unconsolidated operations – We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 5 of the notes to the accompanying financial statements, the sale of our 26% interest in Eastern resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement.
•Income taxes associated with the U.S. Tax Act – We recorded a net income tax benefit of $1.5 million during the year ended November 30, 2019 associated with the U.S. Tax Act enacted in December 2017 related provision to return adjustment.
Details with respect to the composition of transaction and integration expenses, special charges and income from the sale of unconsolidated operations recorded for the years and in the amounts set forth below are included in notes 2, 3 and 5, respectively, of notes to our consolidated financial statements.
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

A reconciliation of these non-GAAP financial measures to GAAP financial results is provided below:

	2021	2020	2019
Gross profit	$2,494.6	$2,300.4	$2,145.3
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	—
Impact of special charges included in cost of goods sold(2)	4.7	—	—
Adjusted gross profit	$2,505.6	$2,300.4	$2,145.3
Adjusted gross profit margin (3)	39.7%	41.1%	40.1%
Operating income	$1,015.1	$999.5	$957.7
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	—
Impact of other transaction and integration expenses (1)	29.0	12.4	—
Impact of special charges included in cost of goods sold(2)	4.7	—	—
Impact of other special charges(2)	46.4	6.9	20.8
Adjusted operating income	$1,101.5	$1,018.8	$978.5
% increase versus prior year	8.1%	4.1%	5.2%
Adjusted operating income margin (3)	17.4%	18.2%	18.3%
Income tax expense	$192.7	$174.9	$157.4
Non-recurring benefit, net, of the U.S. Tax Act	—	—	1.5
Impact of transaction and integration expenses(1)	(2.7)	1.9	—
Impact of special charges(2)	7.1	2.1	4.7
Adjusted income tax expense	$197.1	$178.9	$163.6
Adjusted income tax rate(4)	20.1%	19.9%	19.5%
Net income	$755.3	$747.4	$702.7
Impact of transaction and integration expenses(1)	38.0	10.5	—
Impact of special charges(2)	44.0	4.8	16.1
Impact of after-tax gain on sale of unconsolidated operations	(13.4)	—	—
Non-recurring benefit, net, of the U.S. Tax Act	—	—	(1.5)
Adjusted net income	$823.9	$762.7	$717.3
% increase versus prior year	8.0%	6.3%	8.4%
Earnings per share—diluted	$2.80	$2.78	$2.62
Impact of transaction and integration expenses(1)	0.14	0.04	—
Impact of special charges(2)	0.16	0.01	0.06
Impact of after-tax gain on sale of unconsolidated operations	(0.05)	—	—
Adjusted earnings per share—diluted	$3.05	$2.83	$2.68

(1)	Transaction and integration expenses are more fully described in note 2 of notes to our consolidated financial statements and include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include transaction expenses, integration expenses, including the effect of the fair value adjustment to acquired inventories on Cost of goods sold and the impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA. This discrete tax item had an unfavorable impact of $10.4 million or $0.04 per diluted share for the year ended November 30, 2021.
(2)
Special charges are more fully described in note 3 of notes to our consolidated financial statements. Special charges for the year ended November 30, 2021 include $4.7 million which is reflected in Cost of goods sold and an $11.2 million non-cash impairment charge associated with the impairment of certain intangible assets.

(3)	Adjusted gross profit margin is calculated as adjusted gross profit as a percent of net sales for each period presented. Adjusted operating income margin is calculated as adjusted operating income as a percent of net sales for each period presented.
(4)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes, excluding transaction and integration expenses and special charges, or $982.2 million, $900.8 million, and $840.0 million for the years ended November 30, 2021, 2020, and 2019, respectively.

Estimate for the year ending November 30, 2022

Earnings per share – diluted	$3.07 to $3.12
Impact of integration expenses	0.01
Impact of special charges	0.09
Adjusted earnings per share – diluted	$3.17 to $3.22

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
Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2021 on a constant currency basis, net sales and adjusted operating income for 2021 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2020 and compared to the reported results for 2020; and (2) to present our growth in net sales and adjusted operating income for 2020 on a constant currency basis, net sales and operating income for 2020 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2019 and compared to the reported results for 2019.

	For the year ended November 30, 2021
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	7.3%	0.6%	6.7%
EMEA	5.8%	4.9%	0.9%
Asia/Pacific	31.6%	8.7%	22.9%
Total Consumer	9.5%	2.2%	7.3%
Flavor Solutions segment:
Americas	16.6%	1.2%	15.4%
EMEA	27.3%	5.8%	21.5%
Asia/Pacific	16.9%	7.5%	9.4%
Total Flavor Solutions	18.7%	2.8%	15.9%
Total net sales	12.8%	2.4%	10.4%

Adjusted operating income:
Consumer segment	3.1%	1.8%	1.3%
Flavor Solutions segment	24.7%	2.2%	22.5%
Total adjusted operating income	8.1%	1.9%	6.2%

	For the year ended November 30, 2020
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	13.9%	(0.1)%	14.0%
EMEA	14.5%	0.2%	14.3%
Asia/Pacific	(16.6)%	(1.5)%	(15.1)%
Total Consumer	10.0%	(0.3)%	10.3%
Flavor Solutions segment:
Americas	(3.5)%	(1.0)%	(2.5)%
EMEA	(5.5)%	(1.3)%	(4.2)%
Asia/Pacific	0.4%	(1.2)%	1.6%
Total Flavor Solutions	(3.5)%	(1.1)%	(2.4)%
Total net sales	4.7%	(0.6)%	5.3%

Adjusted operating income:
Consumer segment	15.5%	(0.2)%	15.7%
Flavor Solutions segment	(21.3)%	(1.6)%	(19.7)%
Total adjusted operating income	4.1%	(0.7)%	4.8%
To present the percentage change in projected 2022 net sales, adjusted operating income and adjusted earnings per share — diluted on a constant currency basis, 2022 projected local currency net sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at currently prevailing exchange rates and are compared to those 2022 local currency projected results, translated into U.S. dollars at the average actual exchange rates in effect during the corresponding months in fiscal year 2021 to determine what the 2022 consolidated U.S. dollar net sales, adjusted operating income and adjusted earnings per share — diluted would have been if the relevant currency exchange rates had not changed from those of the comparable 2021 periods.

Projections for the Year Ending November 30, 2022
Percentage change in net sales	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	4% to 6%

Percentage change in adjusted operating income	7% to 9%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	8% to 10%

Percentage change in adjusted earnings per share— diluted	4% to 6%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted earnings per share— diluted in constant currency	5% to 7%

LIQUIDITY AND FINANCIAL CONDITION

	2021	2020	2019
Net cash provided by operating activities	$828.3	$1,041.3	$946.8
Net cash used in investing activities	(908.6)	(1,025.6)	(171.0)
Net cash provided by (used in) financing activities	22.0	220.9	(725.8)
The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use a combination of equity and short- and long-term debt. We use short-term debt, comprised primarily of commercial paper, principally to finance ongoing operations, including our requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities). We are committed to maintaining investment grade credit ratings.
Our cash flows from operations enable us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, fund or increase our quarterly dividends, fund capital projects and other investments, and make share repurchases when appropriate. Due to the cyclical nature of a portion of our business, our cash flow from operations has historically been the strongest during the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.
We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, and access to capital markets, will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.
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
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2021, the exchange rates for the Canadian dollar and Chinese renminbi were higher versus the U.S. dollar than at November 30, 2020. At November 30, 2021, the exchange rates for the Euro, British pound sterling, Australian dollar, and Polish zloty were lower versus the U.S. dollar than at November 30, 2020.
Operating Cash Flow – Operating cash flow was $828.3 million in 2021, $1,041.3 million in 2020, and $946.8 million in 2019. Net income as well as our working capital management, as more fully described below, impacted operating cash flow. In 2021, the reduction in operating cash flow was the result of increased inventory levels to protect against supply disruption, employee incentive payments, and the payment of transaction and integration costs related to our recent acquisitions. In 2020, the increases to operating cash flow were the result of a significantly lower use of cash associated with other assets and liabilities, including the timing of certain employee incentive and customer related payments, which was partially offset by the use of cash associated with working capital, driven by the increased level of inventory to meet demand. In 2019, our working capital management favorably impacted operating cash flow. In 2019, those increases were partially offset by a use of cash associated with other assets and liabilities, totaling $81.5 million.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory had a significant impact on the variability in cash flow from operations. It was a significant use of cash in 2021 and 2020 and a moderate use of cash in 2019. The change in trade accounts receivable was a use of cash in 2021 but a source of cash in 2020 and 2019. The change in accounts payable was a significant source of cash in 2020 and 2019 and a more moderate source of cash in 2021.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2021	2020	2019
Cash Conversion Cycle	46	39	43
The increase in CCC in 2021 from 2020 was due primarily to an increase in our days in inventory as a result of efforts to protect against supply chain disruption and to meet increased demand. This was partially offset by an increase in our days payable outstanding. The decrease in CCC in 2020 from 2019 was due to an increase in our days payable outstanding as a result of extending our payment terms to suppliers, as more fully described below, which was partially offset by an increase in our days in inventory due to maintaining higher levels of inventory.
Prior to fiscal 2019, in response to evolving market practices, we began a program to negotiate extended payment terms with our suppliers. We also initiated a Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While we are not party to those agreements, the SCF Banks allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with a SCF Bank, the supplier elects which of our individual invoices they sell to the SCF bank. However, all of our payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank.
The terms of our payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar materials within individual markets are consistent between those suppliers that elect to participate in the SCF and those suppliers that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. For our participating suppliers, we believe substantially all of their receivables with us are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of November 30, 2021 and 2020, the amount due to suppliers participating in the SCF and included in "Trade accounts payable" were approximately $274.3 million and $273.6 million, respectively.
Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or our creditworthiness relative to participating suppliers could impact those suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow – Net cash used in investing activities was $908.6 million in 2021, $1,025.6 million in 2020, and $171.0 million in 2019. Our primary investing cash flows include the usage of cash associated with acquisition of businesses and capital expenditures. Cash usage related to our acquisition of businesses was $706.4 million in 2021 and $803.0 million in 2020. Capital expenditures, including expenditures for capitalized software, were $278.0 million in 2021, $225.3 million in 2020, and $173.7 million in 2019. We expect 2022 capital expenditures to approximate $320 million to support our planned growth, including the multi-year program to replace our ERP system and other initiatives. Our primary investing cash inflow in 2021 was the $65.4 million of proceeds received from the sale of an unconsolidated operation, as more fully discussed in note 5 of notes to our consolidated financial statements.
Financing Cash Flow – Net cash associated with financing activities was a source of cash of $22.0 million in 2021 and $220.9 million in 2020. Net cash used in financing activities was $725.8 million in 2019. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, all as described below.

The following table outlines our net borrowing activities:

	2021	2020	2019
Net (decrease) increase in short-term borrowings	$(346.7)	$286.5	$41.0
Proceeds from issuance of long-term debt, net of debt issuance costs	999.6	525.9	—
Repayments of long-term debt	(257.1)	(257.7)	(447.7)
Net cash provided from (used in) borrowing activities	$395.8	$554.7	$(406.7)
In 2021, we borrowed $1,001.5 million under long-term borrowing arrangements, including net proceeds of $495.7 million of 0.9% notes due February 2026 and net proceeds of $492.8 million of 1.85% notes due February 2031. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to fund our acquisitions of Cholula and FONA, and for general corporate purposes. We also repaid $257.1 million of long-term debt, including the $250 million, 3.90% notes that matured in July 2021.
In 2020, we borrowed $527.0 million under long-term borrowing arrangements, including net proceeds of $495.0 million of 2.5% notes due April 2030. We also repaid $257.7 million of long-term debt, including $250.0 million associated with our term loans due in August 2022.
In 2019, we repaid $447.7 million of long-term debt, including $436.3 million of our $1,500.0 million term loans issued in August 2017.
The following table outlines the activity in our share repurchase programs:

	2021	2020	2019
Number of shares of common stock	0.1	0.5	1.3
Dollar amount	$8.6	$47.3	$95.1
As of November 30, 2021, $576 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Our share repurchase activity in 2021, 2020, and 2019 has principally been executed in order to mitigate the effect of shares issued upon the exercise of stock options.
During 2021, 2020 and 2019, we received proceeds of $13.5 million, $56.6 million and $90.9 million, respectively, from exercised stock options. We repurchased $15.4 million, $13.0 million and $12.7 million of common stock during 2021, 2020 and 2019, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Our dividend history over the past three years is as follows:

	2021	2020	2019
Total dividends paid	$363.3	$330.1	$302.2
Dividends paid per share	1.36	1.24	1.14
Percentage increase per share	9.7%	8.8%	9.6%
In November 2021, the Board of Directors approved an 8.8% increase in the quarterly dividend from $0.34 to $0.37 per share.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Prior to the enactment of the U.S. Tax Act on December 22, 2017, the permanent repatriation of cash balances from certain of our non-U.S. subsidiaries could have had adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. As of November 30, 2021, we have $1.3 billion of earnings from our non-U.S. subsidiaries and joint ventures that are considered indefinitely reinvested. While federal income tax expense has been recognized as a result of the U.S. Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income taxes, or foreign exchange gains or losses. It is not practicable for us to determine the amount of unrecognized tax expense on these indefinitely reinvested foreign earnings.
At November 30, 2021, we temporarily used $334.8 million of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During the year, our short-term borrowings vary, but are lower at the end of a year or quarter. The average short-term borrowings outstanding for the years ended November 30, 2021 and 2020 were $1,029.9 million and $518.1 million, respectively. Those average short-term borrowings outstanding for the year ended November 30, 2021 included average commercial paper borrowings of $975.0 million. The total average debt outstanding for the years ended November 30, 2021 and 2020 was $5,574.5 million and $4,327.4 million, respectively.
Credit and Capital Markets – The following summarizes the more significant impacts of credit and capital markets on our business:

CREDIT FACILITIES – Cash flows from operating activities are our primary source of liquidity for funding growth, share repurchases, dividends and capital expenditures. We also rely on our revolving credit facility, or borrowings backed by this facility, to fund working capital needs and other general corporate requirements.
In June 2021, we entered into a five-year $1.5 billion revolving credit facility, which will expire in June 2026. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The provisions of this revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to this revolving credit facility for the foreseeable future. This facility replaced the following prior revolving credit facilities: (i) a five-year $1.0 billion revolving credit facility that was due to expire in August 2022, and (ii) a 364-day $1.0 billion revolving facility, which we entered into in the first quarter of 2021 that was due to expire in December 2021. The terms of those revolving credit facilities are more fully described in note 6 of the notes to the consolidated financial statements.
We generally use our revolving credit facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. This facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. We engage in regular communication with all banks participating in our credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. In addition to our committed revolving credit facility, we have uncommitted facilities of $308.4 million as of November 30, 2021 that can be withdrawn based upon the lenders' discretion. See note 6 of notes to our consolidated financial statements for more details on our financing arrangements.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $750.0 million, 2.70% notes due in August 2022. Detail on these contractual obligations follows:
MATERIAL CASH REQUIREMENTS
The following table reflects a summary of our future material cash requirements as of November 30, 2021:

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$539.1	$539.1	$—	$—	$—
Long-term debt, including finance leases	4,754.2	770.3	1,061.7	787.2	2,135.0
Interest payments(a)	838.8	126.3	204.3	192.6	315.6
Total contractual cash obligations	$6,132.1	$1,435.7	$1,266.0	$979.8	$2,450.6

(a)Interest payments include interest payments on short-term borrowings and long-term debt. See notes 6 and 7 of notes to our consolidated financial statements for additional information.

Our other cash requirements at year end include raw material purchases, lease payments, income taxes, and pension and postretirement benefits. We acquire various raw materials to satisfy our obligations to our customers, and these outstanding purchase obligations can fluctuate throughout the year based on our response to varying raw material cycles; however, these commitments generally do not extend past one year. In addition, we also have a series of commercial commitments, largely consisting of standby letters of credit. Our standby letters of credit, leases, and pension and other post retirement obligations are more fully described in notes 6, 7 and 11, respectively, of notes to our consolidated financial statements.
These obligations impact our liquidity and capital resource needs. To meet those cash requirements, we intend to use our existing cash, cash equivalents and internally generated funds, to borrow under our existing credit facility or under other short-term borrowing facilities, and depending on market conditions and upon the significance of the cost of a particular debt maturity or acquisition to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our future cash requirements.
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $15.0 million in 2021, $11.9 million in 2020, and $11.4 million in 2019. It is expected that the 2022 total pension plan contributions will be approximately $15 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent upon changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 55% of assets are invested in equities, 34% in fixed income investments and 11% in other investments. Assets associated with our nonqualified defined benefit pension plan are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 55% in equities and 45% in fixed income investments. See note 11 of notes to our consolidated financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under the heading "Market Risk Sensitivity–Credit Risk".
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
In early fiscal 2021, we purchased FONA. The purchase price was approximately $708 million, net of cash acquired. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. Our acquisition of FONA on December 30, 2020 expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and short-term borrowings. The results of FONA's operations have been included in our financial statements as a component of our flavor solutions segment from the date of acquisition.
On November 30, 2020, we purchased Cholula for approximately $801 million, net of cash acquired. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which broadens the Company’s offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
We did not have any acquisitions in fiscal 2019.
See note 2 of notes to our consolidated financial statements for further details regarding these acquisitions.
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
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Chinese renminbi, Canadian dollar, Australian dollar, Polish zloty, Singapore dollar, Mexican peso, Swiss franc, and Thai baht, as well as the Euro versus the British pound sterling and Australian dollar, and finally the Canadian dollar versus British pound sterling. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2021, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese reminbi, Australian dollar, Canadian dollar and Mexican peso.

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
The following table summarizes the foreign currency exchange contracts held at November 30, 2021. All contracts are valued in U.S. dollars using year-end 2021 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2021

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$54.4	1.41	$3.3
Swiss franc	U.S. dollar	72.0	1.13	2.1
Canadian dollar	U.S. dollar	79.5	1.25	2.0
U.S. dollar	Australian dollar	71.7	0.72	(0.6)
U.S. dollar	Singapore dollar	51.2	1.37	0.1
U.S. dollar	British pound sterling	52.4	1.33	(0.2)
U.S. dollar	Euro	49.2	1.13	0.1
Australian dollar	Euro	43.6	1.58	0.6
Canadian dollar	British pound sterling	30.4	1.74	(0.7)
U.S. dollar	Mexican peso	24.7	21.37	(0.8)
British pound sterling	Euro	29.7	0.86	0.1
U.S. dollar	Thai baht	8.8	32.77	(0.3)
We had a number of smaller contracts at November 30, 2021 with an aggregate notional value of $16.0 million to purchase or sell other currencies, such as the Romanian leu and Russian ruble. The aggregate fair value of these contracts was a loss of $0.2 million at November 30, 2021.
At November 30, 2020, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar, Polish zloty, Swiss franc and other currencies, with a notional value of $383.8 million. The aggregate fair value of these contracts was a loss of $6.8 million at November 30, 2020.
We also utilized cross currency interest rate swap contracts that are considered net investment hedges. As of November 30, 2021, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. For more information, refer to note 8 of notes to our consolidated financial statements.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We are exposed to interest rate volatility, with primary exposures related to movements in U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates. LIBOR will be subject to a transition, or phase out, that will commence on January 1, 2022 with the phase out expected to be completed by June 30, 2023. While LIBOR is the current interest rate benchmark used as a reference rate on our variable rate debt, including our revolving credit facility, synthetic lease, interest rate swaps, and cross currency interest rate swaps, we do not anticipate a significant impact to our financial position from the planned phase out of LIBOR, given our current mix of variable and fixed-rate debt.
We also use interest rate swaps to minimize financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2021. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.

YEARS OF MATURITY AT NOVEMBER 30, 2021

	2022	2023	2024	2025	Thereafter	Total	Fair value
Debt
Fixed rate	$756.8	$257.8	$763.2	$258.6	$2,644.2	$4,680.6	$4,848.0
Average interest rate	2.71%	3.50%	3.50%	3.26%	2.38%	—
Variable rate	$552.6	$6.7	$34.0	$19.4	$—	$612.7	$612.7
Average interest rate	0.24%	1.39%	1.69%	1.74%	—%	—
The table above displays the debt, including finance leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects:
•We issued $250 million of 3.50% notes due in 2023 in August 2013. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.30%.
•We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22%.
•We issued $750 million of 3.40% notes due August 15, 2027 and $300 million due in August 2027 in August 2017. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 was effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685%.
Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2021, our most significant raw materials were dairy products, pepper, capsicums (red peppers and paprika), onion, vanilla, garlic, and salt. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions, which are those that have or are reasonably likely to have a material impact on our financial condition or results of operations, are in the following areas:
Customer Contracts
In several of our major geographic markets, the consumer segment sells our products by entering into annual or multi-year customer arrangements. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Certain of our customer arrangements are annual arrangements such that the degree of estimates that affects revenue reduces as a year progresses. We do not believe that there will be significant changes to our estimates of customer consideration when any uncertainties are resolved with customers.
Business Combinations, Goodwill and Intangible Asset Valuation
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the closing of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. We generally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful lives of intangible assets also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands, while other acquired intangible assets (e.g., customer relationships) are expected to have determinable useful lives. Our estimates of the useful lives of definite-lived intangible assets are primarily based upon historical experience, the competitive and macroeconomic environment, and our operating plans. The costs of definite-lived intangibles are amortized to expense over their estimated life. We review the carrying value of goodwill and non-amortizable intangible assets and conduct tests of impairment on an annual basis as described below. We also test for impairment if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. We test indefinite-lived intangible assets for impairment if events or changes in circumstances indicate that the asset might be impaired.
Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, as more fully described in note 1 of notes to our consolidated financial statements. While we believe those estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Goodwill Impairment
Our reporting units are the same as our operating segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, as more fully described in note 1 to our consolidated financial statements. We estimate the fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using a market-based discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. An impairment charge would be recognized to the extent that the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. As of November 30, 2021, we had $5,335.8 million of goodwill recorded in our balance sheet ($3,674.7 million in the consumer segment and $1,661.1 million in the flavor solutions segment). Our fiscal year 2021 impairment testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill. However, variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of brand names and trademarks. We estimate fair values through the use of the relief-from-royalty method and then compare those fair values to the related carrying amounts of the indefinite-lived intangible asset. In the event that the fair value of any of the brand names or trademarks are less than their related carrying amounts, a non-cash impairment loss would be recognized in an amount equal to the difference.

The estimation of fair values of our brand names and trademarks requires us to make significant assumptions, including expectations with respect to sales and profits of the respective brands and trademarks, related royalty rates, income tax rates and appropriate discount rates, which are based, in part, upon current interest rates adjusted for our view of reasonable country- and brand-specific risks based upon the past and anticipated future performance of the related brand names and trademarks. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.

As of November 30, 2021, we had $3,067.4 million of brand name assets and trademarks recorded in our balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $3,067.4 million of brand names assets and trademarks as of November 30, 2021: (i) $2,320.0 million relates to the French’s, Frank’s RedHot and Cattlemen’s brand names and trademarks, recognized as part of our acquisition of RB Foods in August 2017, that we group for purposes of our impairment analysis; (ii) $380.0 million relates to the Cholula brand names and trademarks associated with the acquisition of Cholula in November 2020, (iii) $49.0 million relates to the FONA brand names and trademarks associated with the acquisition of FONA in December 2020 and (iv) the remaining $318.4 million represents a number of other brand name assets and trademarks with individual carrying values ranging from $0.2 million to $106.4 million. Except for our recent acquisitions of Cholula and FONA, the percentage excess of estimated fair value over respective book values for each of our brand names and trademarks, including the $2,320.0 million related to our French’s, Frank's RedHot and Cattlemen’s brands, was 20% or more as of November 30, 2021.

The brand names and trademarks related to recent acquisitions, including our recent acquisitions of Cholula and FONA, may be more susceptible to future impairment as their carrying values represent recently determined fair values. A change in assumptions with respect to recently acquired businesses, including those affected by rising interest rates or a deterioration in expectations of future sales, profitability or royalty rates as well as future economic and market conditions, or higher income tax rates, could result in non-cash impairment losses in the future.
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time, which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities can challenge certain of our tax positions. We evaluate our uncertain tax positions in accordance with the GAAP guidance for uncertainty in income taxes. We recognize a tax benefit when it is more likely than not the position will be sustained upon examination, based on its technical merits. The tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of November 30, 2021, the Company had $31.0 million of unrecognized tax benefits, including interest and penalties, recorded in Other long-term liabilities. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates, as more fully described in note 1 of notes to our consolidated financial statements.
Pension Benefits
Pension plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, and mortality rates. The actuarial assumptions used in our pension benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligations. While we believe that the assumptions used are appropriate, changes in various assumptions and differences between the actual returns on plan assets and the expected returns on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2022 pension benefit expense by approximately $1 million. A 1% increase or decrease in the expected return on plan assets would impact 2022 pension expense by approximately $10 million.

We will continue to evaluate the appropriateness of the assumptions used in the measurement of our pension benefit obligations. In addition, see note 11 of notes to our consolidated financial statements for a discussion of these assumptions and the effects on the financial statements.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2021.
Our internal control over financial reporting as of November 30, 2021 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

Chairman, President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Gregory P. Repas

Vice President & Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control Over Financial Reporting
We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2021 and 2020, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2021, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 27, 2022 expressed an unqualified opinion thereon.

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
January 27, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2021 and 2020, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2021, and the related notes and financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 27, 2022 expressed an unqualified opinion thereon.

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

Valuation of Indefinite-lived Intangible Assets

Description of the Matter
At November 30, 2021, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $3.1 billion. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually using the relief-from-royalty methodology to determine their fair values. If the fair value of any brand name or trademark is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the Company’s indefinite-lived intangible asset impairment assessment, including controls over management’s review of its asset groupings and the significant assumptions described above. We tested controls over the review of methodologies used, significant assumptions and inputs, and completeness and accuracy of the data used in the measurements.

To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, evaluating the asset groupings used by the Company to perform its impairment assessment, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry, market and economic trends, to the Company's historical results, to other guideline companies within the same industry, and to other relevant data. In addition, we evaluated management’s ability to estimate net sales by comparing the current year actual net sales for certain brand names or trademarks to the estimates made in the Company’s prior year impairment assessment. We also performed sensitivity analyses of certain significant assumptions to evaluate the potential change in the fair values of the brand names and trademarks resulting from hypothetical changes in underlying assumptions. We used an internal valuation specialist to assist in our evaluation of the methodologies used and significant assumptions and inputs used by the Company to determine the estimated fair value of certain brand names and trademarks.

Valuation of Acquired Intangible Assets

Description of the Matter
During fiscal 2021, the Company completed its acquisition of FONA International, LLC for net consideration of $708 million, and recognized identifiable intangible assets of $401 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's purchase accounting for its acquisition of FONA International, LLC was complex due to the significant estimation required by management to determine the fair value of the acquired intangible assets, which consisted of customer relationships, trade names, and intellectual property. The estimation complexity was primarily due to the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included discount rates, royalty rates, customer attrition, and certain assumptions that form the basis of the forecasted results (e.g. net sales and operating profit metrics). These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

Baltimore, Maryland
January 27, 2022

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2021	2020	2019
Net sales	$6,317.9	$5,601.3	$5,347.4
Cost of goods sold	3,823.3	3,300.9	3,202.1
Gross profit	2,494.6	2,300.4	2,145.3
Selling, general and administrative expense	1,404.1	1,281.6	1,166.8
Transaction and integration expenses	29.0	12.4	—
Special charges	46.4	6.9	20.8
Operating income	1,015.1	999.5	957.7
Interest expense	136.6	135.6	165.2
Other income, net	17.3	17.6	26.7
Income from consolidated operations before income taxes	895.8	881.5	819.2
Income tax expense	192.7	174.9	157.4
Net income from consolidated operations	703.1	706.6	661.8
Income from unconsolidated operations	52.2	40.8	40.9
Net income	$755.3	$747.4	$702.7
Earnings per share–basic	$2.83	$2.80	$2.65
Earnings per share–diluted	$2.80	$2.78	$2.62
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2021	2020	2019
Net income	$755.3	$747.4	$702.7
Net income attributable to non-controlling interest	8.0	4.3	1.9
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	134.8	(80.4)	(149.8)
Currency translation adjustments	(68.8)	89.7	(25.5)
Change in derivative financial instruments	1.1	(0.9)	1.1
Deferred taxes	(30.2)	18.1	33.2
Total other comprehensive income (loss)	36.9	26.5	(141.0)

Comprehensive income	$800.2	$778.2	$563.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2021	2020
Assets
Cash and cash equivalents	$351.7	$423.6
Trade accounts receivable, net of allowances	549.5	528.5
Inventories	1,182.3	1,032.6
Prepaid expenses and other current assets	112.3	98.9
Total current assets	2,195.8	2,083.6
Property, plant and equipment, net	1,140.3	1,028.4
Goodwill	5,335.8	4,986.3
Intangible assets, net	3,452.5	3,239.4
Other long-term assets	781.4	752.0
Total assets	$12,905.8	$12,089.7
Liabilities
Short-term borrowings	$539.1	$886.7
Current portion of long-term debt	770.3	263.9
Trade accounts payable	1,064.2	1,032.3
Other accrued liabilities	850.2	863.6
Total current liabilities	3,223.8	3,046.5
Long-term debt	3,973.3	3,753.8
Deferred taxes	792.3	727.2
Other long-term liabilities	490.9	622.2
Total liabilities	8,480.3	8,149.7
Shareholders’ equity
Common stock; authorized 640.0 shares; issued and outstanding: 2021–17.8 shares, 2020–18.0 shares	530.0	484.0
Common stock non-voting; authorized 640.0 shares; issued and outstanding: 2021–249.5 shares, 2020–248.9 shares	1,525.1	1,497.3
Retained earnings	2,782.4	2,415.6
Accumulated other comprehensive loss	(426.5)	(470.8)
Total McCormick shareholders’ equity	4,411.0	3,926.1
Non-controlling interests	14.5	13.9
Total shareholders’ equity	4,425.5	3,940.0
Total liabilities and shareholders’ equity	$12,905.8	$12,089.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2021	2020	2019
Operating activities
Net income	$755.3	$747.4	$702.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186.3	165.0	158.8
Stock-based compensation	66.6	46.0	37.2
Asset impairment included in special charges	17.2	—	—
Amortization of inventory fair value adjustments associated with acquisitions	6.3	—	—
Loss (gain) on sale of assets	0.2	3.0	(1.6)
Deferred income tax expense (benefit)	36.0	(11.2)	20.9
Income from unconsolidated operations	(52.2)	(40.8)	(40.9)
Changes in operating assets and liabilities (net of effect of businesses acquired):
Trade accounts receivable	(22.6)	4.8	12.2
Inventories	(153.7)	(200.2)	(20.9)
Trade accounts payable	34.9	164.2	128.2
Other assets and liabilities	(81.4)	133.8	(81.5)
Dividends received from unconsolidated affiliates	35.4	29.3	31.7
Net cash provided by operating activities	828.3	1,041.3	946.8
Investing activities
Acquisitions of businesses (net of cash acquired)	(706.4)	(803.0)	—
Capital expenditures (including expenditures for capitalized software)	(278.0)	(225.3)	(173.7)
Proceeds from sale of unconsolidated operation	65.4	—	—
Other investing activities	10.4	2.7	2.7
Net cash used in investing activities	(908.6)	(1,025.6)	(171.0)
Financing activities
Short-term borrowings, net	(346.7)	286.5	41.0
Long-term debt borrowings	1,001.5	527.0	—
Payment of debt issuance costs	(1.9)	(1.1)	—
Long-term debt repayments	(257.1)	(257.7)	(447.7)
Proceeds from exercised stock options	13.5	56.6	90.9
Taxes withheld and paid on employee stock awards	(15.4)	(13.0)	(12.7)
Common stock acquired by purchase	(8.6)	(47.3)	(95.1)
Dividends paid	(363.3)	(330.1)	(302.2)
Net cash provided by (used in) financing activities	22.0	220.9	(725.8)
Effect of exchange rate changes on cash and cash equivalents	(13.6)	31.6	8.8
(Decrease) increase in cash and cash equivalents	(71.9)	268.2	58.8
Cash and cash equivalents at beginning of year	423.6	155.4	96.6
Cash and cash equivalents at end of year	$351.7	$423.6	$155.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2018	19.1	245.1	$1,770.6	$1,760.2	$(359.9)	$11.3	$3,182.2
Net income			—	702.7	—	—	702.7
Net income attributable to non-controlling interest			—	—	—	1.9	1.9
Other comprehensive loss, net of tax			—	—	(140.3)	(0.7)	(141.0)
Dividends			—	(309.3)	—	—	(309.3)
Stock-based compensation			37.2	—	—	—	37.2
Shares purchased and retired	(0.4)	(1.2)	(15.4)	(97.8)	—	—	(113.2)
Shares issued	3.0	0.2	96.2	—	—	—	96.2
Equal exchange	(3.1)	3.1	—	—	—	—	—
Balance, November 30, 2019	18.6	247.2	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	747.4	—	—	747.4
Net income attributable to non-controlling interest			—	—	—	4.3	4.3
Other comprehensive income (loss), net of tax			—	—	29.4	(2.9)	26.5
Dividends			—	(338.5)	—	—	(338.5)
Stock-based compensation			46.0	—	—	—	46.0
Shares purchased and retired	(0.3)	(0.2)	(13.6)	(49.1)	—	—	(62.7)
Shares issued	1.6	—	60.3	—	—	—	60.3
Equal exchange	(1.9)	1.9	—	—	—	—	—
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	755.3	—	—	755.3
Net income attributable to non-controlling interest			—	—	—	8.0	8.0
Other comprehensive income (loss), net of tax			—	—	44.3	(7.4)	36.9
Dividends			—	(371.5)	—	—	(371.5)
Stock-based compensation			66.6	—	—	—	66.6
Shares purchased and retired	(0.3)	—	(7.8)	(17.0)	—	—	(24.8)
Shares issued	0.7	—	15.0	—	—	—	15.0
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The financial statements include the accounts of our majority-owned or controlled subsidiaries and affiliates. Intercompany transactions have been eliminated. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Accordingly, our share of net income or loss from unconsolidated affiliates is included in net income.
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

Our unconsolidated affiliates located outside the U.S. generally use their local currencies as their functional currencies. The asset and liability accounts of those unconsolidated affiliates are translated at the rates of exchange at the balance sheet date, with the resultant translation adjustments included in accumulated other comprehensive income (loss) of those affiliates. Income and expense items of those affiliates are translated at average monthly rates of exchange. We record our ownership share of the net assets and accumulated other comprehensive income (loss) of our unconsolidated affiliates in our consolidated balance sheet on the lines entitled “Other long-term assets” and “Accumulated other comprehensive loss,” respectively. We record our ownership share of the net income of our unconsolidated affiliates, or a gain or loss associated with the sale of our ownership interest in our unconsolidated affiliates, in our consolidated income statement on the line entitled “Income from unconsolidated operations.”
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
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting. The estimated useful lives range from 20 to 50 years for buildings and 3 to 12 years for machinery, equipment and other assets. Assets leased under finance leases are depreciated over the shorter of the lease term or their useful lives unless it is reasonably certain that we will obtain ownership by the end of the lease term. Repairs and maintenance costs are expensed as incurred.
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

The net book value of capitalized software totaled $141.1 million and $116.0 million at November 30, 2021 and 2020, respectively. Such amounts are recorded within "Other long-term assets" in the consolidated balance sheet. Software is amortized using the straight-line method over estimated useful lives ranging from 3 to 13 years, but not exceeding the expected life of the product. The net book value of capitalized software includes $12.2 million and $86.7 million at November 30, 2021 and 2020, respectively, which had not yet been placed into service and relates to our future implementation of a global enterprise resource planning (ERP) system.
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
Goodwill Impairment
Our reporting units used to assess potential goodwill impairment are the same as our business segments. We calculate fair value of a reporting unit by using a discounted cash flow model and then compare that to the carrying amount of the reporting unit, including intangible assets and goodwill. An impairment charge would be recognized to the extent that the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit.
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of acquired brand names and trademarks. We determine fair value by using a relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
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
Leases
We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all the economic benefit from or to direct the use of such assets. When we determine a lease exists, we record a right-of-use (“ROU”) asset and corresponding lease liability on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets.

When our real estate lease arrangements include lease and non-lease components (for example, common area maintenance), we account for each component separately, based on their relative standalone prices. For all other asset categories, we combine lease components and non-lease components into a single lease commitment.

We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense over the shorter of the estimated useful life of the underlying assets or the lease term. In instances of title transfer, expense is recognized over the useful life. Interest expense on a finance lease is recognized using the effective interest method over the lease term.
Revenue Recognition

We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers and foodservice businesses. Our revenue arrangements generally include a single performance obligation relating to the fulfillment of a customer order, which in some cases are governed by a master sales agreement, for the purchase of our products. We recognize revenue at a point in time when control of the ordered products passes to the customer, which principally occurs either upon shipment or delivery to the customer or upon pick-up by the customer, depending upon terms included in the particular customer arrangement. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates and returns, are estimated at the time of sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for sales, value added and other excise taxes are excluded from net sales. We account for product shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e. an expense) rather than as a promised service with costs for these activities recorded within Cost of goods sold. We expense any incremental costs of obtaining a contract when the contract is for a period of one year or less.

Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data.

The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA) and Asia/Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2021
Net sales	$4,396.1	$1,191.3	$730.5	$6,317.9
2020
Net sales	$3,974.9	$1,046.7	$579.7	$5,601.3
2019
Net sales	$3,711.3	$986.1	$650.0	$5,347.4
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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding these programs. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the year ended November 30, 2021, 2020 and 2019 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $189.3 million and $183.3 million at November 30, 2021 and 2020, respectively.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support

Total brand marketing support costs, which are included in our consolidated income statement in the line entitled "Selling, general and administrative expense", were $237.8 million, $230.3 million and $214.6 million for 2021, 2020 and 2019, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $182.6 million, $174.8 million and $150.8 million for 2021, 2020 and 2019, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in our consolidated income statement in the line entitled "Selling, general and administrative expense". Research and development expense was $87.3 million, $68.6 million and $67.3 million for 2021, 2020 and 2019, respectively.
Income Taxes
Income taxes are recognized in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Changes in enacted tax rates are reflected in the tax provision as they occur.
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding adjustment to our provision for income taxes.
We recognize a tax position in our financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. That position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The resolution of tax reserves and changes in valuation allowances could be material to our results of operations for any period but is not expected to be material to our financial position.
Effective December 1, 2018, we are subject to a U.S. tax requirement that certain income earned by foreign subsidiaries, referred to as Global Intangible Low-Taxed Income (GILTI), must be included in the gross income of the subsidiary’s U.S. shareholder. Accounting principles generally accepted in the U.S. provide for an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. We have elected to treat GILTI as a current period expense when incurred.
Stock-Based Compensation
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
We recognize stock-based compensation expense associated with price-vested stock options ratably over the vesting period as such options do not contain provisions that fully vest these awards upon an employee becoming retirement eligible.
We estimate forfeitures associated with all stock-based compensation at the time of grant based on historical experience and revise this estimate in subsequent periods if actual forfeitures differ.
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
Derivative Instruments
We record all derivatives on our balance sheet at fair value. The fair value of derivative instruments is recorded in our consolidated balance sheet on the lines entitled “Other current assets", "Other long-term assets", "Other accrued liabilities" or "Other long-term liabilities" depending on their fair value and maturity. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in our consolidated income statement in the lines entitled "Other income (expense), net" or "Interest expense". In our consolidated cash flow statement, settlements of cash flow and fair value hedges are classified as operating activities; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instruments.

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
Accounting Pronouncements Adopted in 2021
In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This new standard was adopted effective December 1, 2020 and will be applied upon recognition of any future goodwill impairment charge. This ASU has not had a material impact on our financial statements.
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
Recently Issued Accounting Pronouncements — Pending Adoption
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The new standard is effective for the first quarter of our fiscal year ending November 30, 2022, and interim periods within those years. We do not expect the new guidance will have a material impact on our consolidated financial statements.
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
Acquisition of FONA International, LLC
On December 30, 2020, we purchased FONA International, LLC and certain of its affiliates (FONA), a privately held company, for a purchase price of approximately $708.2 million, net of cash acquired. That purchase price includes the payment of $2.6 million during 2021 associated with the final working capital adjustment. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. The acquisition of FONA expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and commercial paper. At the time of the acquisition, annual sales of FONA were approximately $114 million. The results of FONA’s operations have been included in our financial statements as a component of our flavor solutions segment from the date of acquisition.
The purchase price of FONA was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management.
The final purchase price allocation for FONA resulted in the following fair value allocations, net of cash acquired (in millions):

Trade accounts receivable	$12.4
Inventories	10.3
Goodwill	389.7
Intangible assets	266.0
Property, plant and equipment	36.3
Other assets	5.5
Trade accounts payable	(3.7)
Other accrued liabilities	(6.9)
Deferred taxes	(0.3)
Other long-term liabilities	(1.1)
Total	$708.2

We determined the fair value of intangible assets using the following methodologies. We valued the acquired brand names and trademarks and intellectual property using the relief from royalty method, an income approach. We valued the acquired customer relationships using the excess earnings method, an income approach. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, operating profit margin, and working capital/contributory asset charges), royalty rates, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $1.4 million that was recognized in Cost of goods sold during 2021, as the related inventory was sold. Raw materials and packaging inventory were valued using the replacement cost approach.
The valuation of the acquired net assets of FONA includes $49.0 million allocated to indefinite-lived brand assets, $173.0 million allocated to customer relationships with an estimated useful life of 15 years and $44.0 million allocated to intellectual property with an estimated useful life of 12 years. As a result of the acquisition, we recognized a total of $389.7 million of goodwill. That goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Our aggregate income tax basis in the acquired intangible assets and goodwill approximates their aggregate book value at the acquisition date.
Acquisition of Cholula Hot Sauce
On November 30, 2020, we completed the acquisition of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $801.2 million, net of cash acquired. That purchase price is also net of $1.5 million received during 2021 associated with the final working capital adjustment. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to McCormick’s global branded flavor portfolio, which we believe broadens our offering in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
The purchase price of Cholula was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management.
During 2021, we completed the Cholula purchase price allocation. The final purchase price allocation for Cholula resulted in the following fair value allocations, net of cash acquired (in millions):

Trade accounts receivable	$15.0
Inventories	16.5
Goodwill	411.3
Intangible assets	401.0
Other assets	10.5
Trade accounts payable	(7.0)
Other accrued liabilities	(8.1)
Deferred taxes	(35.1)
Other long-term liabilities	(2.9)
Total	$801.2
The fair value of intangible assets was determined using income methodologies. We valued the acquired brand names and trademarks using the relief from royalty method, an income approach. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, operating profit margin, and working capital/contributory asset charges), royalty rates, the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.
We used carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items. We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $4.9 million that was recognized in cost of goods sold in 2021 as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
Deferred income tax assets and liabilities represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
The valuation of the acquired net assets of Cholula includes $380.0 million allocated to indefinite-lived brand assets and $21.0 million allocated to definite-lived intangible assets with an estimated useful life of 15 years. As a result of the acquisition, we recognized a total of $411.3 million of goodwill. That goodwill primarily represents the intangible assets that do not qualify for separate recognition, such as the value of leveraging our brand building expertise, our insights in demand from consumer and flavor solutions customers for value-added flavor solutions, and our supply chain capabilities, as well as expected synergies from the combined operations and assembled workforce. Our income tax basis in the acquired intangible assets and goodwill approximates $285 million.
Transaction and Integration Expenses Associated with the Cholula and FONA Acquisitions
The following are the Transaction and integration expenses recognized related to the Cholula and FONA acquisitions for the years ended November 30 (in millions):

	2021	2020
Transaction-related expenses included in cost of goods sold	$6.3	$—
Other transaction expenses	13.8	12.4
Integration expenses	15.2	—
Total transaction and integration expenses	$35.3	$12.4
We expect additional transaction and integration expenses related to our acquisition of Cholula and FONA to total approximately $3 million in 2022.
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

The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2021	2020	2019
Employee severance and related benefits in the income statement	$10.5	$4.1	$6.2
Other costs in the income statement(1)	35.9	2.8	14.6
Special charges	$46.4	$6.9	$20.8
Special charges included in Cost of goods sold	4.7	—	—
Total special charges	$51.1	$6.9	$20.8

(1)    Included in other costs for 2021 are non-cash intangible asset impairment charges of $11.2 million and a non-cash fixed asset impairment charge of $6.0 million.

The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2021	2020	2019
Consumer segment	$36.3	$5.5	$13.1
Flavor solutions segment	14.8	1.4	7.7
Total special charges	$51.1	$6.9	$20.8
We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During 2021, we recorded $51.1 million of special charges, of which $46.4 million was recognized in Special charges and $4.7 million was recognized in Cost of goods sold on our consolidated income statement. Special charges in 2021 consist principally of $19.5 million associated with our exit of our rice product line in India, as more fully described below, $6.2 million associated with the transition of a manufacturing facility in EMEA, streamlining actions of $10.3 million in the Americas region, $4.8 million in the EMEA region and $0.8 million in the APAC region, and $0.8 million related to our GE initiative, together with a non-cash asset impairment charge of $6.0 million associated with an administrative site that was sold in conjunction with our decision to employ a hybrid work environment. As of November 30, 2021, reserves associated with special charges are included in the line entitled "Trade accounts payable" and "Other accrued liabilities" in our consolidated balance sheet.
In 2021, we recorded a total of $19.5 million of special charges related to the exit of our Kohinoor rice product line in India. This action principally relates to the discontinuance of Kohinoor's rice business consistent with our focus on higher margin products to enable the business to focus on both its flavor solutions and non-rice consumer business. As a result of the Kohinoor rice product line exit, we determined that an impairment of the Kohinoor brand name had occurred in 2021 and recorded a non-cash impairment charge of $7.4 million reducing its carrying value to zero. Also, as a result of this action, we determined that the value of our customer relationship asset in India was also impaired as a result of the lower level of anticipated sales and recorded a non-cash impairment charge of $3.8 million. We also recorded $3.6 million of employee severance and other related exit costs associated directly associated with the exit plan. We anticipate that these costs will be paid within the next twelve months. In addition, as a result of the Kohinoor product line discontinuance in 2021, we recognized a $4.7 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of rice inventories over the estimated net realizable value of such discontinued inventories and a contractual obligation associated with terminating a rice supply agreement.
During 2020, we recorded $6.9 million of special charges, consisting of (i) $5.3 million related to streamlining actions in our EMEA region, including $3.8 million related to severance and related benefits and $1.0 million of third party expenses and $0.5 million related to other costs; and (ii) $1.6 million related to our GE initiative. Of the $6.9 million in special charges recorded during 2020, approximately $4.8 million were paid in cash, with the remaining accrual paid in 2021.
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

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as “Special charges” in our consolidated income statement over its multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with related costs of GE implementation and transition, including outside consulting and other costs and approximately forty percent will be attributable to employee severance and related benefit payments both directly related to the initiative. Since its inception through November 30, 2021, we have recognized a total of $40.7 million of special charges associated with our GE initiative.
4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2021		2020
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$549.6	$164.5	$336.8	$127.4
Indefinite-lived intangible assets:
Goodwill	5,335.8	—	4,986.3	—
Brand names and trademarks	3,067.4	—	3,030.0	—
	8,403.2	—	8,016.3	—
Total goodwill and intangible assets	$8,952.8	$164.5	$8,353.1	$127.4

We acquired FONA in December 2020 (see note 2). The valuation of the acquired net assets of FONA resulted in the allocation of $389.7 million to goodwill, $49.0 million to indefinite-lived intangible assets associated with the acquired brand names and trademarks, and $217.0 million to definite-lived intangible assets.

We acquired Cholula in November 2020 (see note 2). The valuation of the acquired net assets of Cholula resulted in the allocation of $411.3 million to goodwill, $380.0 million to indefinite-lived intangible assets associated with the acquired brand names and trademarks, and $21.0 million to definite-lived intangible assets.
Intangible asset amortization expense was $35.6 million, $20.2 million and $20.3 million for 2021, 2020 and 2019, respectively. At November 30, 2021, definite-lived intangible assets had a weighted-average remaining life of approximately 12 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2021		2020
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,711.2	$1,275.1	$3,377.6	$1,127.6
Changes in preliminary purchase price allocation	0.5	0.3	—	—
Increases from acquisitions	—	389.7	273.7	136.8
Foreign currency fluctuations	(37.0)	(4.0)	59.9	10.7
End of year	$3,674.7	$1,661.1	$3,711.2	$1,275.1

In 2020, a preliminary valuation of the acquired net assets of Cholula resulted in the allocation of $273.7 million and $136.8 million of goodwill to the consumer segment and flavor solutions segment, respectively. In 2021, we finalized the allocation of the purchase price of Cholula, which resulted in an increase in goodwill of $0.5 million to the consumer segment and $0.3 million to the flavor solutions segment. The December 2020 FONA acquisition resulted in the allocation of $389.7 million of goodwill to the flavor solutions segment.

As more fully described in note 3, in 2021, we recorded non-cash impairment charges of $7.4 million and $3.8 million associated with the Kohinoor brand name and customer relationship asset in India, respectively.
5.  INVESTMENTS IN AFFILIATES
Income from unconsolidated operations was $52.2 million, $40.8 million, and $40.9 million in 2021, 2020 and 2019, respectively. Income from unconsolidated operations in 2021 includes a gain on a sale of unconsolidated operations of $13.4 million as described below. Our principal earnings from unconsolidated affiliates is from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 62% of income from unconsolidated operations in 2021, 75% in 2020 and 72% in 2019. The relative impact of McCormick de Mexico, S.A. de C.V. on income from unconsolidated operations in 2021 was impacted by the gain on our sale of an unconsolidated operation.
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2021	2020	2019
Net sales	$925.1	$870.3	$863.0
Gross profit	328.8	318.0	316.2
Net income	95.8	93.7	90.5
Current assets	$464.2	$421.7	$426.3
Noncurrent assets	105.8	126.2	134.0
Current liabilities	218.5	192.3	223.8
Noncurrent liabilities	9.0	12.2	9.2
Royalty income from unconsolidated affiliates was $22.8 million, $19.5 million and $19.0 million for 2021, 2020 and 2019, respectively.
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

6.  FINANCING ARRANGEMENTS
Our outstanding debt, including finance leases, was as follows at November 30:

(millions)	2021	2020
Short-term borrowings
Commercial paper	$530.8	$845.8
Other	8.3	40.9
	$539.1	$886.7
Weighted-average interest rate of short-term borrowings at year-end	0.2%	0.3%

Long-term debt
3.90% notes due 7/8/2021	$—	$250.0
2.70% notes due 8/15/2022	750.0	750.0
3.50% notes due 8/19/2023(1)	250.0	250.0
3.15% notes due 8/15/2024	700.0	700.0
3.25% notes due 11/15/2025(2)	250.0	250.0
0.90% notes due 2/15/2026	500.0	—
3.40% notes due 8/15/2027(3)	750.0	750.0
2.50% notes due 4/15/2030	500.0	500.0
1.85% notes due 2/15/2031	500.0	—
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	55.0	55.0
Other, including finance leases	199.2	195.8
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(4)	(10.6)	16.9
	4,743.6	4,017.7
Less current portion	770.3	263.9
	$3,973.3	$3,753.8

(1)Interest rate swaps, settled upon the issuance of these notes in 2013, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.
(2)Interest rate swaps, settled upon the issuance of these notes in 2015, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22%. Our effective rate as of November 30, 2021 was 1.38%.
(3)Interest rate swaps, settled upon the issuance of these notes in 2017, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685%. Our effective rate as of November 30, 2021 was 0.84%.
(4)Includes unamortized discounts, premiums and debt issuance costs of $(31.8) million and $(24.4) million as of November 30, 2021 and 2020, respectively.  Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $21.2 million and $41.3 million as of November 30, 2021 and 2020, respectively.
Maturities of long-term debt, including finance leases, during the fiscal years subsequent to November 30, 2021 are as follows (in millions):

2022	$770.3
2023	264.5
2024	797.2
2025	278.0
2026	509.2
Thereafter	2,135.0
In February 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with cash proceeds received of $495.7 million, net of discounts and underwriters' fees. Also in February 2021, we issued $500.0 million of 1.85% notes due February 15, 2031, with cash proceeds received of $492.8 million, net of discounts and underwriters' fees. Interest is payable semiannually on both these notes in arrears in February and August of each year. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the

$1,443.0 million of commercial paper issued to finance our acquisitions of Cholula and FONA, and for general corporate purposes.
In April 2020, we issued $500.0 million of 2.50% notes due April 15, 2030, with cash proceeds received of $495.0 million, net of discounts and underwriters' fees. Interest is payable semiannually in arrears in April and October of each year.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. In June 2021, we entered into a five-year $1.5 billion revolving credit facility, which will expire in June 2026. The current pricing for the credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. This credit facility supports our commercial paper program and, after $530.8 million was used to support issued commercial paper, we have $969.2 million of capacity at November 30, 2021. The provisions of this revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. As of November 30, 2021, our capacity under the five-year $1.5 billion revolving credit facility was not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future. This facility replaced our prior revolving credit facilities which included: (i) a five-year $1.0 billion revolving credit facility that was due to expire in August 2022, and (ii) a 364-day $1.0 billion revolving facility, which we entered into in December 2020 and that was due to expire in December 2021.
The pricing for our prior five-year $1.0 billion revolving credit facility, on a fully drawn basis, was LIBOR plus 1.25%. The pricing for our prior 364-day $1.0 billion revolving credit facility, on a fully drawn basis, was LIBOR plus 1.25%. The pricing of those credit facilities was based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The provisions of our previous revolving credit facilities restricted subsidiary indebtedness and required us to maintain certain minimum and maximum financial ratios for interest expense coverage and our leverage ratio.
In addition, we have several uncommitted lines totaling $308.4 million, which have a total unused capacity at November 30, 2021 of $226.6 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion. Committed credit facilities require a fee, and commitment fees were $2.0 million, $1.3 million and $1.3 million for 2021, 2020 and 2019, respectively.
We entered into a Term Loan Agreement (Term Loan) in August 2017. The Term Loan provided for three-year and five-year senior unsecured term loans, each for $750 million. The three-year loan was payable at maturity. The five-year loan was payable in equal quarterly installments in an amount of 2.5% of the initial principal amount, with the remaining unpaid balance due at maturity. The three-year and five-year loans were each prepayable in whole or in part. In 2020, we repaid the five-year loan. Prior to payoff, the five-year loan bore interest at LIBOR plus 1.25%. In 2019, we repaid the three-year loan. Prior to payoff, the three-year loan bore interest at LIBOR plus 1.125%. The interest rates were based on our credit rating.
At November 30, 2021, we had guarantees outstanding of $0.6 million with terms of one year or less. As of November 30, 2021 and 2020, we had outstanding letters of credit of $63.7 million and $32.2 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.6 million at November 30, 2021.
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
The following presents the components of our lease expense for the years ended November 30 (in millions):

	2021	2020
Operating lease cost	$45.0	$41.2
Finance lease cost:
Amortization of ROU assets	9.0	9.0
Interest on lease liabilities	4.3	4.5
Net lease cost	$58.3	$54.7

(1) Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Rental expense under operating leases (primarily buildings and equipment) was $48.1 million in 2019.
Supplemental balance sheet information related to leases as of November 30 were as follows (in millions):

Leases	Classification	2021	2020
Assets:
Operating lease ROU assets	Other long-term assets	$136.8	$136.8
Finance lease ROU assets	Property, plant and equipment, net	112.1	120.7
Total leased assets		$248.9	$257.5

Liabilities:
Current
Operating	Other accrued liabilities	$34.3	$37.3
Finance	Current portion of long-term debt	7.5	7.3
Non-current
Operating	Other long-term liabilities	106.1	103.5
Finance	Long-term debt	118.2	125.5
Total lease liabilities		$266.1	$273.6
Our Corporate functions, Americas' leadership, and U.S. staff reside in our Hunt Valley, Maryland headquarters office building. The 15-year lease for that building requires monthly lease payments of approximately $0.9 million which began in April 2019. The $0.9 million monthly lease payment is subject to adjustment after an initial 60-month period and thereafter on an annual basis as specified in the lease agreement. We recognized this lease as a finance lease, with the leased asset of $107.4 million and $116.1 million included in property, plant and equipment, net, as of November 30, 2021 and 2020, respectively. During each of the years ended November 30, 2021, 2020 and 2019, we recognized amortization expense of $8.7 million related to the leased asset. As of November 30, 2021, the total lease obligation associated with this building was $123.8 million, of which $7.3 million was included in the current portion of long-term debt and $116.5 million was included in long-term debt. As of November 30, 2020, the total lease obligation was $130.9 million, of which $7.1 million was included in the current portion of long-term debt and $123.8 million was included in long-term debt.
Information regarding our lease terms and discount rates as of November 30 were as follows:

	2021		2020
	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	6.8	1.9%	5.6	1.9%
Finance leases	12.9	3.3%	13.9	3.3%

The future maturity of our lease liabilities as of November 30, 2021 were as follows (in millions):

	Operating leases	Finance leases	Total
2022	$38.3	$11.4	$49.7
2023	28.6	11.4	40.0
2024	20.8	11.5	32.3
2025	15.7	11.7	27.4
2026	12.0	12.0	24.0
Thereafter	38.8	102.0	140.8
Total lease payments	154.2	160.0	314.2
Less: Imputed interest	13.8	34.3	48.1
Total lease liabilities	$140.4	$125.7	$266.1

Supplemental cash flow and other information related to leases for the years ended November 30 were as follows (in millions):

	2021	2020
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$45.4	$41.5
Operating cash flows used for finance leases	4.3	4.5
Financing cash flows used for finance leases	7.1	6.9
ROU assets obtained in exchange for lease liabilities
Operating leases	$47.8	$36.6
During October 2020, we entered into a non-cancellable synthetic lease for a distribution facility with an estimated construction cost of $315 million. The lease will commence upon completion of construction of the facility, for which we are the construction agent, which is expected to be in the later part of fiscal 2022. The term of the lease is five years after commencement. The lease contains options to negotiate a renewal of the lease or to purchase or sell the facility at the end of the lease term. Upon lease commencement, the ROU asset and lease liability will be determined and recorded. The lease arrangement also contains a residual value guarantee of approximately 75% of the total construction cost. The lease also contains covenants that are consistent with our $1.5 billion, five-year revolving credit agreement as disclosed in note 6.
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
At November 30, 2021, we had foreign currency exchange contracts to purchase or sell $583.6 million of foreign currencies as compared to $383.8 million at November 30, 2020. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at November

30, 2021 have durations of less than 18 months, including $209.7 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
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
We also enter into fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. The notional value of these contracts was $449.3 million and $212.3 million at November 30, 2021 and 2020, respectively. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as other income, net.
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. As of November 30, 2021 and 2020, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP LIBOR plus 0.740% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP LIBOR plus 0.740% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
As of November 30, 2021 and 2020, we have outstanding interest rate swap contracts for a notional amount of $350.0 million. Those interest rate swap contracts include a $100 million notional value of interest rate swap contracts where we receive interest at 3.25% and pay a variable rate of interest based on three-month LIBOR plus 1.22%. These swaps, which expire in November 2025, are designated as fair value hedges of the changes in fair value of $100 million of the $250 million 3.25% medium-term notes due 2025. We also have $250 million notional interest rate swap contracts where we receive interest at 3.40% and pay a variable rate of interest based on three-month LIBOR plus 0.685%, which expire in August 2027, and are designated as fair value hedges of the changes in fair value of $250 million of the $750 million 3.40% term notes due 2027.
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2021:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$350.0	$23.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	380.8	8.3	Other accrued liabilities	202.8	2.8
Cross currency contracts	Other current assets/Other long-term assets	251.0	4.4	Other long-term liabilities	257.5	8.0
Total			$35.8			$10.8
As of November 30, 2020:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$350.0	$43.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	27.5	1.4	Other accrued liabilities	356.3	8.2
Cross currency contracts	Other current assets/Other long-term assets	—	—	Other long-term liabilities	524.4	18.8
Total			$44.5			$27.0
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the years ended November 30, 2021, 2020 and 2019:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2021	2020	2019
Interest rate contracts	Interest expense	$8.2	$5.2	$—

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2021	2020	2019	Hedged Item		2021	2020	2019
Foreign exchange contracts	Other income, net	$(1.9)	$(4.0)	$0.2	Intercompany loans	Other income, net	$2.9	$3.0	$(0.9)

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2021	2020	2019		2021	2020	2019
Interest rate contracts	$0.3	$—	$—	Interest expense	$0.5	$0.5	$0.5
Foreign exchange contracts	(2.0)	1.9	(0.2)	Cost of goods sold	(0.7)	1.6	1.6
Total	$(1.7)	$1.9	$(0.2)		$(0.2)	$2.1	$2.1
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. The net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $0.2 million decrease to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
Derivative	2021	2020	2019		2021	2020	2019
Cross currency contracts	$15.5	$(20.8)	$1.1	Interest expense	$1.5	$3.1	$5.4
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2021, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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
•Level 3:   Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2021
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$351.7	$351.7	$—
Insurance contracts	132.2	—	132.2
Bonds and other long-term investments	5.1	5.1	—
Interest rate derivatives	23.1	—	23.1
Foreign currency derivatives	8.3	—	8.3
Cross currency contracts	4.4	—	4.4
Total	$524.8	$356.8	$168.0
Liabilities:
Foreign currency derivatives	2.8	—	2.8
Cross currency contracts	8.0	—	8.0
Total	$10.8	$—	$10.8

		Fair value measurements using fair value hierarchy as of November 30, 2020
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$423.6	$423.6	$—
Insurance contracts	126.0	—	126.0
Bonds and other long-term investments	3.9	3.9	—
Interest rate derivatives	43.1	—	43.1
Foreign currency derivatives	1.4	—	1.4
Total	$598.0	$427.5	$170.5
Liabilities:
Foreign currency derivatives	8.2	—	8.2
Cross currency contracts	18.8	—	18.8
Total	$27.0	$—	$27.0
At November 30, 2021 and 2020, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.
At November 30, 2021 and 2020, the carrying amount of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
Insurance contracts, bonds, and other long-term investments are comprised of fixed income and equity securities held for certain non-qualified U.S. employee benefit plans and are stated at fair value on the balance sheet. The fair values of insurance contracts are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values of bonds and other long-term investments are based on quoted market prices from various stock and bond exchanges. The fair values for interest rate derivatives, foreign currency derivatives, and cross currency contracts are based on values for similar instruments using models with market-based inputs.

The carrying amount and fair value of long-term debt, including the current portion, as of November 30 were as follows:

(millions)	2021		2020
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (including current portion)	$4,743.6	$4,921.5	$4,017.7	$4,357.1
Level 1 valuation techniques		4,722.3		4,161.3
Level 2 valuation techniques		199.2		195.8
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2021	2020
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(233.3)	$(174.0)
Unrealized gain (loss) on foreign currency exchange contracts	0.6	(0.4)
Unamortized value of settled interest rate swaps	(0.2)	(0.1)
Pension and other postretirement costs	(193.6)	(296.3)
	$(426.5)	$(470.8)
(1)During the year ended November 30, 2021, the foreign currency translation adjustment of accumulated other comprehensive loss increased by $(59.3) million, including the impact of a $15.5 million decrease associated with net investment hedges. During the year ended November 30, 2020, the foreign currency translation adjustment of accumulated other comprehensive loss decreased by $92.5 million, including the impact of a $20.8 million increase associated with net investment hedges. These net investment hedges are more fully described in note 8.
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2021	2020	2019
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.5)	$(0.5)	$(0.5)	Interest expense
Foreign exchange contracts	0.7	(1.6)	(1.6)	Cost of goods sold
Total before taxes	0.2	(2.1)	(2.1)
Tax effect	—	0.5	0.4	Income taxes
Net, after tax	$0.2	$(1.6)	$(1.7)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service (credits) costs (1)	$0.3	$(4.0)	$(8.0)	Other income, net
Amortization of net actuarial losses (1)	13.9	11.0	2.6	Other income, net
Total before taxes	14.2	7.0	(5.4)
Tax effect	(3.3)	(1.6)	1.2	Income taxes
Net, after tax	$10.9	$5.4	$(4.2)

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
During fiscal year 2017, we made significant changes to certain of our employee benefit plans and retirements plans that froze the accrual of certain defined benefit pension plans in the U.S. and the United Kingdom with effective dates of the plan being frozen occurring between December 31, 2016 and November 30, 2018. Also, on December

1, 2017, the freezing of benefits under our pension plans in Canada was approved with an effective date of November 30, 2019. Although those plans have been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.
Included in our consolidated balance sheet as of November 30, 2021 on the line entitled "Accumulated other comprehensive loss" was $248.7 million ($193.6 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost. We expect to recognize $10.0 million ($7.3 million net of tax) in net periodic pension and postretirement benefit costs during 2022 related to the amortization of actuarial losses of $9.7 million and the amortization of prior service cost of $0.3 million.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2021	2020	2021	2020
Discount rate—funded plans	2.9%	2.8%	2.1%	1.9%
Discount rate—unfunded plan	2.8%	2.7%	—	—
Salary scale	—	—	2.9%	2.9%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2021	2020	2019	2021	2020	2019
Discount rate—funded plans	2.8%	3.4%	4.7%	1.9%	2.2%	3.3%
Discount rate—unfunded plan	2.7%	3.3%	4.6%	—	—	—
Salary scale	—%	—%	—%	2.9%	2.9%	3.4%
Expected return on plan assets	6.8%	6.8%	7.0%	4.1%	4.9%	5.5%
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
Our pension expense (income) for the years ended November 30 was as follows:

	United States			International
(millions)	2021	2020	2019	2021	2020	2019
Service cost	$3.7	$3.2	$2.1	$1.1	$1.3	$3.6
Interest costs	25.9	29.3	34.4	7.1	7.5	9.5
Expected return on plan assets	(41.1)	(40.6)	(42.5)	(14.0)	(15.3)	(16.4)
Amortization of prior service costs	0.5	0.5	0.5	0.1	0.1	0.2
Amortization of net actuarial loss	11.0	7.8	2.3	2.2	2.0	1.2
Settlement loss	—	—	—	0.7	1.3	—
Total pension expense (income)	$—	$0.2	$(3.2)	$(2.8)	$(3.1)	$(1.9)

A rollforward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$958.0	$884.8	$371.7	$345.6
Service cost	3.7	3.2	1.1	1.3
Interest costs	25.9	29.3	7.1	7.5
Plan amendments	—	—	0.5	—
Actuarial (gain) loss	(21.9)	82.1	(7.4)	19.1
Benefits paid	(44.2)	(41.4)	(16.6)	(14.1)
Expenses paid	—	—	—	(0.2)
Foreign currency impact	—	—	(1.7)	12.5
Benefit obligation at end of year	$921.5	$958.0	$354.7	$371.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$688.2	$671.9	$368.7	$340.9
Actual return on plan assets	96.6	47.3	47.1	28.6
Employer contributions	13.4	10.4	1.6	1.5
Benefits paid	(44.2)	(41.4)	(16.6)	(14.1)
Foreign currency impact	—	—	(2.4)	11.8
Fair value of plan assets at end of year	$754.0	$688.2	$398.4	$368.7
Funded status	$(167.5)	$(269.8)	$43.7	$(3.0)
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$921.5	$958.0	$19.7	$110.4
Accumulated benefit obligation	912.3	945.1	16.3	106.5
Fair value of plan assets	754.0	688.2	1.8	87.7
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $912.3 million and $945.1 million as of November 30, 2021 and 2020, respectively. The accumulated benefit obligation for the international pension plans was $351.3 million and $367.9 million as of November 30, 2021 and 2020, respectively.
Included in the U.S. in the preceding table is a benefit obligation of $104.2 million and $110.5 million for 2021 and 2020, respectively, related to our Supplemental Executive Retirement Plan (SERP). The assets related to this plan, which totaled $90.3 million and $86.4 million as of November 30, 2021 and 2020, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2021	2020	2021	2020
Non-current pension asset	$—	$—	$61.6	$19.6
Accrued pension liability	167.5	269.8	18.0	22.6
Deferred income tax assets	52.9	74.0	3.9	14.3
Accumulated other comprehensive loss, net of tax	167.8	235.5	32.2	63.7

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
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2021
Asset Category	2021	2020	Target
Equity securities	62.2%	63.2%	59.0%
Fixed income securities	20.9%	22.0%	23.2%
Other	16.9%	14.8%	17.8%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2021
Asset Category	2021	2020	Target
Equity securities	40.5%	50.9%	41.0%
Fixed income securities	59.1%	48.3%	59.0%
Other	0.4%	0.8%	—%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in note 9, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2021	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$34.4	$34.4	$—
Equity securities:
U.S. equity securities(a)	290.7	147.5	143.2
International equity securities(b)	170.2	161.7	8.5
Fixed income securities:
U.S. government/corporate bonds(c)	86.9	84.4	2.5
High yield bonds(d)	41.0	—	41.0
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	31.4	27.1	4.3
Natural resources (h)	13.3	—	13.3
Total	$669.0	$455.1	$213.9
Investments measured at net asset value(i)
Hedge funds(j)	48.0
Private equity funds(k)	8.3
Private debt funds(l)	28.7
Total investments	$754.0

As of November 30, 2021	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$1.6	$1.6	$—
International equity securities(b)	161.3	—	161.3
Fixed income securities:
International/government/corporate bonds(e)	214.1	—	214.1
Insurance contracts(f)	21.4	—	21.4
Total investments	$398.4	$1.6	$396.8

As of November 30, 2020	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$28.1	$28.1	$—
Equity securities:
U.S. equity securities(a)	271.1	138.2	132.9
International equity securities(b)	159.2	147.6	11.6
Fixed income securities:
U.S./government/ corporate bonds(c)	57.1	54.9	2.2
High yield bonds(d)	37.3	—	37.3
International/government/ corporate bonds(e)	29.1	29.1	—
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	24.5	20.6	3.9
Natural resources (h)	9.7	—	9.7
Total	$617.2	$418.5	$198.7
Investments measured at net asset value(i)
Hedge funds(j)	39.5
Private equity funds(k)	4.8
Private debt funds(l)	26.7
Total investments	$688.2

As of November 30, 2020		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$3.1	$3.1	$—
International equity securities(b)	187.6	—	187.6
Fixed income securities:
International/government/corporate bonds(e)	155.4	—	155.4
Insurance contracts(f)	22.6	—	22.6
Total investments	$368.7	$3.1	$365.6
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
Equity securities in the U.S. pension plans included McCormick stock with a fair value of $47.7 million (0.6 million shares and 6.3% of total U.S. pension plan assets) and $50.6 million (0.6 million shares and 7.4% of total U.S. pension plan assets) at November 30, 2021 and 2020, respectively. Dividends paid on these shares were $0.7 million and $0.9 million in 2021 and 2020, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and international plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2022	$43.9	$12.0
2023	44.1	12.6
2024	46.2	12.8
2025	48.6	13.0
2026	48.9	13.3
2027-2031	253.8	68.4
U.S. Defined Contribution Retirement Plans
For our U.S. qualified and non-qualified defined contribution retirement plans, we match 100% of a participant’s contribution up to the first 3% of the participant’s salary, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's salary for all U.S. employees who are employed on December 31 of each year. Some of our smaller subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all U.S. defined contribution retirement plans were $29.8 million, $30.8 million and $28.2 million in 2021, 2020 and 2019, respectively.

At the participants' election, 401(k) retirement plans held 2.8 million shares of McCormick stock, with a fair value of $238.9 million, at November 30, 2021. Dividends paid on the shares held in the 401(k) retirement plans in 2021 and 2020 were $3.9 million and $3.8 million, respectively, in each year.
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

Our other postretirement benefit expense (income) for the years ended November 30 follows:

(millions)	2021	2020	2019
Service cost	$2.0	$1.9	$1.8
Interest costs	1.6	2.0	2.7
Amortization of prior service credits	(0.3)	(4.6)	(8.7)
Amortization of actuarial gains	—	(0.1)	(0.9)
Postretirement benefit expense (income)	$3.3	$(0.8)	$(5.1)
Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$70.7	$67.2
Service cost	2.0	1.9
Interest costs	1.6	2.0
Participant contributions	2.0	2.1
Actuarial (gain) loss	(4.3)	3.9
Benefits paid	(6.1)	(6.4)
Benefit obligation at end of year	$65.9	$70.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4.1	4.3
Participant contributions	2.0	2.1
Benefits paid	(6.1)	(6.4)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$65.9	$70.7
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2022	$3.5	$1.7	$5.2
2023	3.5	1.6	5.1
2024	3.5	1.5	5.0
2025	3.5	1.5	5.0
2026	3.5	1.4	4.9
2027-2031	16.7	6.3	23.0
The assumed discount rate in determining the benefit obligation was 2.7% and 2.3% for 2021 and 2020, respectively.
For 2021, the assumed annual rate of increase in the cost of covered health care benefits is 6.3% (6.8% last year). It is assumed to decrease gradually to 4.5% in the year 2032 (4.5% in 2032 last year) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate would have had an immaterial effect on the benefit obligation and the total of service and interest cost components for 2021.

12.  STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and beginning in 2020, price-vested stock options. Total stock-based compensation expense for 2021, 2020 and 2019 was $66.6 million, $46.0 million and $37.2 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2021 was $19.7 million and the weighted-average period over which this will be recognized is 1.3 years. Total unrecognized stock-based compensation expense related to our price-vested stock options at November 30, 2021 was $13.5 million and the weighted-average period over which this will be recognized is 2.0 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2021, we have 5.5 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
The following summarizes the key terms, a summary of activity, and the methods of valuation for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2021		2020		2019
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	714	$61.74	762	$57.95	846	$51.53
Granted	219	86.86	296	67.03	258	71.62
Vested	(336)	63.69	(325)	57.56	(318)	52.08
Forfeited	(34)	75.49	(19)	62.96	(24)	56.78
Outstanding—end of year	563	$69.52	714	$61.74	762	$57.95
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
The per share weighted-average fair value for all options granted was $18.36, $13.27 and $13.76 in 2021, 2020 and 2019, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2021	2020	2019
Risk-free interest rates	0.0 - 1.8%	0.0 - 0.6%	2.2 - 2.5%
Dividend yield	1.5%	1.8%	1.5%
Expected volatility	21.3%	22.8%	17.4%
Expected lives	7.9 years	7.9 years	7.5 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2021		2020		2019
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.5	$53.56	5.2	$48.09	7.2	$41.30
Granted	0.8	89.16	0.7	69.31	0.6	73.70
Exercised	(0.3)	45.93	(1.4)	41.01	(2.6)	35.54
Outstanding—end of year	5.0	59.71	4.5	53.56	5.2	48.09
Exercisable—end of year	3.6	$51.51	3.2	$47.76	3.8	$43.31
As of November 30, 2021, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $133.3 million and for options currently exercisable was $124.9 million. At November 30, 2021, the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2021, 2020 and 2019 was $10.7 million, $68.4 million and $111.0 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2021 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$27.00 - $50.00	2.4	4.1	$45.33	2.4	4.1	$45.33
$50.01 - $73.00	1.2	7.4	61.71	0.8	7.0	58.23
$73.01 - $90.00	1.4	8.5	83.00	0.4	7.4	74.36
	5.0	5.8	$59.71	3.6	4.7	$51.51
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
The fair value of the price-vested options was estimated using a lattice model. The per share weighted-average fair value for the price-vested stock options granted was $11.88, $9.26, and $7.05, for the 60%, 80% and 100% appreciation thresholds, respectively. These fair values were computed using the following range of assumptions:

Risk-free interest rates	0.85%
Dividend yield	1.5%
Expected volatility	21.2%
Expected lives	5.6 - 6.2 years

The following is a summary of our Price-Vested Stock Options activity for the year ended November 30, 2021:

(shares in thousands)	2021		2020
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning of year	2,482	$9.40	—	$—
Granted	15	9.66	2,482	9.40
Forfeited	(304)	9.41	—	—
Outstanding—end of year	2,193	$9.40	2,482	$9.40
As of November 30, 2021 and 2020, the outstanding options are divided equally between the three appreciation thresholds.
LTPP
LTPP awards granted in 2021, 2020 and 2019 will be delivered in company stock, with the award attainment calculated as a percentage of target based on a combination of a performance-based component and a market-based total shareholder return. These awards are valued based on the fair value of the underlying stock on the date of grant.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2021		2020		2019
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	382	$71.20	392	$57.98	436	$41.78
Granted	141	98.30	130	86.14	136	75.26
Vested	(124)	51.73	(88)	44.98	(114)	43.20
Performance adjustment	126	75.26	(44)	50.95	(66)	44.98
Forfeited	(28)	90.32	(8)	65.68	—	—
Outstanding—end of year	497	$83.74	382	$71.20	392	$57.98

13. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2021	2020	2019
Income taxes
Current
Federal	$71.7	$98.3	$52.3
State	14.0	14.8	10.7
International	71.0	73.0	73.5
	156.7	186.1	136.5
Deferred
Federal	23.5	4.6	26.4
State	16.8	0.5	3.6
International	(4.3)	(16.3)	(9.1)
	36.0	(11.2)	20.9
Total income tax expense (benefit)	$192.7	$174.9	$157.4
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2021	2020	2019
Pretax income
United States	$588.1	$624.3	$569.0
International	307.7	257.2	250.2
	$895.8	$881.5	$819.2
A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	1.6	1.5	1.6
International tax at different effective rates	0.8	1.3	1.6
U.S. tax on remitted and unremitted earnings	0.1	0.8	0.5
Stock compensation expense	(0.4)	(1.5)	(2.8)
Changes in prior year tax contingencies	(2.5)	(0.3)	(0.3)
Acquisition-related state tax rate change, net of federal benefits	1.2	—	—
Valuation allowance release	(0.5)	(1.4)	—
Intra-entity asset transfer	—	(1.1)	(1.8)
Non-recurring benefit of U.S. Tax Act	—	—	(0.2)
Other, net	0.2	(0.5)	(0.4)
Total	21.5%	19.8%	19.2%

Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2021	2020
Deferred tax assets
Employee benefit liabilities	$91.2	$121.9
Other accrued liabilities	39.8	40.3
Inventory	12.9	10.6
Tax loss and credit carryforwards	56.6	59.7
Operating lease liabilities	4.0	33.0
Other	51.0	47.9
Valuation allowance	(32.7)	(31.5)
	222.8	281.9
Deferred tax liabilities
Depreciation	97.5	89.1
Intangible assets	841.3	815.1
Lease ROU assets	3.3	32.2
Other	5.9	4.5
	948.0	940.9
Net deferred tax liability	$(725.2)	$(659.0)
At November 30, 2021, we have tax loss carryforwards of $186.2 million. Of these carryforwards, $1.1 million expire in 2022, $18.7 million from 2023 through 2024, $88.0 million from 2025 through 2038 and $78.4 million may be carried forward indefinitely. In addition, one of our non-U.S. subsidiaries has a capital loss carryforward of $5.0 million which may be carried forward indefinitely. At November 30, 2021, we also have U.S. foreign tax credit carryforwards of $7.0 million and $5.3 million which expire in 2030 and 2031, respectively.
A valuation allowance has been provided to cover deferred tax assets that are not more likely than not realizable. The net increase of $1.2 million in the valuation allowance from November 30, 2020 to November 30, 2021 resulted primarily from the net increase of valuation allowances for net operating losses and other tax attributes in the U.S. and certain non-U.S. jurisdictions.
In December 2017, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" was enacted into law as Pub. L. 115-9 (hereafter referred to as the "U.S. Tax Act"). Prior to the U.S. Tax Act, we asserted that substantially all of the undistributed earnings of our international subsidiaries and joint ventures were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax in 2018. The transition tax was recognized in 2018 and was based on cumulative earnings prior to the U.S. Tax Act. Our intent is to continue to reinvest undistributed earnings of our international subsidiaries and joint ventures indefinitely. As of November 30, 2021, we have $1.3 billion of earnings that are considered indefinitely reinvested. While federal income tax expense has been recognized as a result of the U.S. Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2021	2020	2019
Balance at beginning of year	$39.3	$32.0	$27.9
Additions for current year tax positions	4.8	7.8	6.6
Additions for prior year tax positions	0.1	2.5	0.6
Reductions of prior year tax positions	(11.6)	—	(0.3)
Statute expirations	(6.0)	(4.2)	(2.5)
Settlements	(0.2)	—	—
Foreign currency translation	0.4	1.2	(0.3)
Balance at November 30	$26.8	$39.3	$32.0
As of November 30, 2021, 2020, and 2019, if recognized, $26.8 million, $39.3 million and $32.0 million, respectively, of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (benefit) of $(3.7) million, $0.8 million and $2.1 million in 2021, 2020 and 2019, respectively. As of

November 30, 2021 and 2020, we had accrued $4.7 million and $8.3 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2021 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2018. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2014.
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
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2021	2020	2019
Average shares outstanding—basic	267.3	266.5	265.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.6	2.6	3.0
Average shares outstanding—diluted	269.9	269.1	268.1
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2021	2020	2019
Antidilutive securities	0.6	0.1	0.2

15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2021 and 2020, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.

However, we do not expect the outcome of the matters currently pending will have a material adverse effect on our financial statements.
16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” "Cholula," “Schwartz,” “Club House,” “Kamis,” "DaQiao," "Drogheria & Alimentari," "Stubb's," "OLD BAY" and "Gourmet Garden." Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, the products within each of our segments are regarded as fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
We measure segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. We also excluded transaction and integration expenses related to our acquisitions, including the recent acquisitions of Cholula and FONA, from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for purposes of internal reporting, performance evaluation, or capital allocation.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 11%, 12% and 11% of consolidated sales in 2021, 2020, and 2019, respectively. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 11%, 11%, and 10% of consolidated sales in 2021, 2020, and 2019, respectively.
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

Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2021
Net sales	$3,937.5	$2,380.4	$6,317.9	$—	$6,317.9
Operating income excluding special charges and transaction and integration expenses	804.9	296.6	1,101.5	—	1,101.5
Income from unconsolidated operations	47.8	4.4	52.2	—	52.2
Assets	—	—	12,185.1	720.7	12,905.8
Capital expenditures	—	—	227.6	50.4	278.0
Depreciation and amortization	—	—	147.0	39.3	186.3
2020
Net sales	$3,596.7	$2,004.6	$5,601.3	$—	$5,601.3
Operating income excluding special charges and transaction and integration expenses	780.9	237.9	1,018.8	—	1,018.8
Income from unconsolidated operations	34.1	6.7	40.8	—	40.8
Assets	—	—	11,339.2	750.5	12,089.7
Capital expenditures	—	—	150.1	75.2	225.3
Depreciation and amortization	—	—	123.9	41.1	165.0
2019
Net sales	$3,269.8	$2,077.6	$5,347.4	$—	$5,347.4
Operating income excluding special charges	676.3	302.2	978.5	—	978.5
Income from unconsolidated operations	31.8	9.1	40.9	—	40.9
Assets	—	—	9,950.3	411.8	10,362.1
Capital expenditures	—	—	121.8	51.9	173.7
Depreciation and amortization	—	—	118.0	40.8	158.8

A reconciliation of operating income excluding special charges and, for 2021 and 2020, transaction and integration expenses, to operating income for 2021, 2020 and 2019 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2021
Operating income excluding special charges and transaction and integration expenses	$804.9	$296.6	$1,101.5
Less: Special charges and transaction-related expenses included in cost of goods sold	8.7	2.3	11.0
Less: Other special charges	31.5	14.9	46.4
Less: Other transaction and integration expenses	7.8	21.2	29.0
Operating income	$756.9	$258.2	$1,015.1

2020
Operating income excluding special charges and transaction and integration expenses	$780.9	$237.9	$1,018.8
Less: Special charges	5.5	1.4	6.9
Less: Transaction and integration expenses	7.5	4.9	12.4
Operating income	$767.9	$231.6	$999.5

2019
Operating income excluding special charges	$676.3	$302.2	$978.5
Less: Special charges	13.1	7.7	20.8
Operating income	$663.2	$294.5	$957.7

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2021
Net sales	$3,817.5	$1,191.3	$1,309.1	$6,317.9
Long-lived assets	7,872.2	1,146.6	909.8	9,928.6
2020
Net sales	$3,445.9	$1,046.7	$1,108.7	$5,601.3
Long-lived assets	7,202.0	1,135.6	916.5	9,254.1
2019
Net sales	$3,226.3	$986.1	$1,135.0	$5,347.4
Long-lived assets	6,397.0	1,032.4	875.4	8,304.8
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet and cash flow follow:

For the year ended November 30 (millions)	2021	2020	2019
Other income, net
Pension and other postretirement benefit income	$6.4	10.0	17.7
Interest income	9.3	7.8	10.1
Other	1.6	(0.2)	(1.1)
	$17.3	$17.6	$26.7

At November 30 (millions)	2021	2020
Trade accounts receivable allowance for doubtful accounts	$5.2	$5.2
Inventories
Finished products	$556.2	$499.3
Raw materials and work-in-process	626.1	533.3
	$1,182.3	$1,032.6
Prepaid expenses	$41.7	$38.0
Other current assets	70.6	60.9
	$112.3	$98.9
Property, plant and equipment
Land and improvements	$95.1	$87.2
Buildings (including finance leases)	694.7	698.2
Machinery, equipment and other	1,200.5	1,102.9
Construction-in-progress	211.9	125.5
Accumulated depreciation	(1,061.9)	(985.4)
	$1,140.3	$1,028.4
Other long-term assets
Investments in affiliates	$164.0	$193.0
Long-term investments	137.3	129.9
Right of use asset	136.8	136.8
Software, net of accumulated amortization of $248.5 for 2021 and $281.8 for 2020	141.1	116.0
Other	202.2	176.3
	$781.4	$752.0
Other accrued liabilities
Payroll and employee benefits	$229.4	$260.7
Sales allowances	189.3	183.3
Dividends payable	99.0	90.7
Other	332.5	328.9
	$850.2	$863.6
Other long-term liabilities
Pension	$179.4	$286.1
Postretirement benefits	60.8	66.2
Operating lease liability	106.1	103.5
Unrecognized tax benefits	31.0	46.0
Other	113.6	120.4
	$490.9	$622.2

For the year ended November 30 (millions)	2021	2020	2019
Depreciation	$124.6	$121.1	$113.6
Software amortization	12.6	12.4	13.7
Interest paid	135.7	134.1	169.8
Income taxes paid	179.3	183.3	137.2
Dividends paid per share were $1.36 in 2021, $1.24 in 2020 and $1.14 in 2019. Dividends declared per share were $1.39 in 2021, $1.27 in 2020, and $1.17 in 2019.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2021 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.”

During our fourth quarter of 2021, we migrated certain financial processing systems as part of our enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth. We expect future migration of financial processing systems throughout all parts of our business over the course of the ERP replacement program through 2025. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance” and “Election of Directors” in our 2022 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2022 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2022 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2022 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee" and "Fees of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 27, 2022, are included herein in Part II, Item 8.
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
3.  Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this item is incorporated herein by reference from the Exhibit Index included in this Report.
EXHIBIT INDEX

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 2, 2021	Incorporated by reference from Exhibit 3(i) of McCormick's Form 10-Q for the quarter ended May 31, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on July 1, 2021.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.

		Exhibit Number	Description
(4)		Instruments defining the rights of security holders, including indentures

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

(v)
Form of 3.50% notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.

(vi)
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

(viii)
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

(xi)
Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(xii)
Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

	(xiii)	Description of Securities of McCormick & Company, Incorporated.	Filed herewith

(10)		Material contracts

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

		Exhibit Number	Description
(ii)
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

(xi)
Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.

(xii)
Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick’s Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.

(xiii)
Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*

(xiv)
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

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2021, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.
(104)		Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2021, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

	*	Management contract or compensatory plan or arrangement.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 27, 2022
	Lawrence E. Kurzius	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	Chairman, President &	January 27, 2022
	Lawrence E. Kurzius	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 27, 2022
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ GREGORY P. REPAS	Vice President & Controller	January 27, 2022
	Gregory P. Repas	Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ ANNE L. BRAMMAN	January 27, 2022
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 27, 2022
Michael A. Conway

/s/ FREEMAN A. HRABOWSKI, III	January 27, 2022
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 27, 2022
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 27, 2022
Patricia Little

/s/ MICHAEL D. MANGAN	January 27, 2022
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 27, 2022
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 27, 2022
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 27, 2022
Gary M. Rodkin

/s/ W. ANTHONY VERNON	January 27, 2022
W. Anthony Vernon

/s/ JACQUES TAPIERO	January 27, 2022
Jacques Tapiero

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2021:
Allowance for doubtful receivables	$5.2	$1.2	$(1.1)	$(0.1)	$5.2
Valuation allowance on net deferred tax assets	31.5	6.6	(0.4)	(5.0)	32.7
	$36.7	$7.8	$(1.5)	$(5.1)	$37.9
Deducted from asset accounts:
Year ended November 30, 2020:
Allowance for doubtful receivables	$5.6	$0.8	$(1.4)	$0.2	$5.2
Valuation allowance on net deferred tax assets	32.4	11.8	(0.1)	(12.6)	31.5
	$38.0	$12.6	$(1.5)	$(12.4)	$36.7
Deducted from asset accounts:
Year ended November 30, 2019:
Allowance for doubtful receivables	$6.4	$1.1	$(1.8)	$(0.1)	$5.6
Valuation allowance on net deferred tax assets	32.9	2.6	(0.5)	(2.6)	32.4
	$39.3	$3.7	$(2.3)	$(2.7)	$38.0