Form 10-Q
period 2022-02-28
MCCORMICK & CO INC
filed 2022-03-29
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2022
Common Stock	17,850,968
Common Stock Non-Voting	250,225,522

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2022	2021
Net sales	$1,522.4	$1,481.5
Cost of goods sold	962.0	904.0
Gross profit	560.4	577.5
Selling, general and administrative expense	333.3	321.3
Transaction and integration expenses	0.7	18.8
Special charges	19.5	1.1
Operating income	206.9	236.3
Interest expense	33.1	33.8
Other income, net	6.2	4.6
Income from consolidated operations before income taxes	180.0	207.1
Income tax expense	34.4	58.6
Net income from consolidated operations	145.6	148.5
Income from unconsolidated operations	9.3	13.3
Net income	$154.9	$161.8
Earnings per share – basic	$0.58	$0.61
Earnings per share – diluted	$0.57	$0.60
Average shares outstanding – basic	267.8	267.1
Average shares outstanding – diluted	270.5	269.9
Cash dividends paid per share – voting and non-voting	$0.37	$0.34
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended February 28,
	2022	2021
Net income	$154.9	$161.8
Net income attributable to non-controlling interest	2.5	0.8
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	2.2	1.1
Currency translation adjustments	3.7	45.7
Change in derivative financial instruments	5.1	(1.0)
Deferred taxes	(1.0)	3.0
Total other comprehensive income	10.0	48.8
Comprehensive income	$167.4	$211.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2022	November 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$338.4	$351.7
Trade accounts receivable, net of allowances	516.7	549.5
Inventories, net
Finished products	571.5	556.2
Raw materials and work-in-process	672.7	626.1
	1,244.2	1,182.3
Prepaid expenses and other current assets	139.7	112.3
Total current assets	2,239.0	2,195.8
Property, plant and equipment, net	1,135.9	1,140.3
Goodwill	5,333.4	5,335.8
Intangible assets, net	3,443.7	3,452.5
Other long-term assets	788.8	781.4
Total assets	$12,940.8	$12,905.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$636.7	$539.1
Current portion of long-term debt	770.8	770.3
Trade accounts payable	1,072.6	1,064.2
Other accrued liabilities	596.6	850.2
Total current liabilities	3,076.7	3,223.8
Long-term debt	3,964.5	3,973.3
Deferred taxes	796.5	792.3
Other long-term liabilities	488.9	490.9
Total liabilities	8,326.6	8,480.3
Shareholders’ Equity
Common stock	542.1	530.0
Common stock non-voting	1,549.2	1,525.1
Retained earnings	2,922.4	2,782.4
Accumulated other comprehensive loss	(416.0)	(426.5)
Total McCormick shareholders' equity	4,597.7	4,411.0
Non-controlling interests	16.5	14.5
Total shareholders’ equity	4,614.2	4,425.5
Total liabilities and shareholders’ equity	$12,940.8	$12,905.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2022	2021
Operating activities
Net income	$154.9	$161.8
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	49.0	48.1
Stock-based compensation	11.1	14.2
Amortization of inventory fair value adjustments associated with acquisitions	—	6.3
Income from unconsolidated operations	(9.3)	(13.3)
Changes in operating assets and liabilities (net of businesses acquired)
Trade accounts receivable	33.2	31.0
Inventories	(49.9)	(21.5)
Trade accounts payable	5.2	(73.6)
Other assets and liabilities	(185.5)	(192.2)
Dividends from unconsolidated affiliates	9.2	7.0
Net cash flow provided by (used in) operating activities	17.9	(32.2)
Investing activities
Acquisition of businesses (net of cash acquired)	—	(706.6)
Capital expenditures (including software)	(43.7)	(48.6)
Net cash flow used in investing activities	(43.7)	(755.2)
Financing activities
Short-term borrowings, net	97.3	(292.4)
Long-term debt borrowings	—	1,000.4
Payment of debt issuance costs	—	(1.1)
Long-term debt repayments	(3.5)	(1.8)
Proceeds from exercised stock options	30.3	3.6
Taxes withheld and paid on employee stock awards	(12.0)	(5.1)
Common stock acquired by purchase	(8.7)	(0.1)
Dividends paid	(99.0)	(90.8)
Net cash flow provided by financing activities	4.4	612.7
Effect of exchange rate changes on cash and cash equivalents	8.1	7.2
Decrease in cash and cash equivalents	(13.3)	(167.5)
Cash and cash equivalents at beginning of period	351.7	423.6
Cash and cash equivalents at end of period	$338.4	$256.1
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2022
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	154.9	—	—	154.9
Net income attributable to non-controlling interest			—	—	—	2.5	2.5
Other comprehensive income (loss), net of tax			—	—	10.5	(0.5)	10.0
Stock-based compensation			11.1	—	—	—	11.1
Shares purchased and retired	(0.2)	—	(6.5)	(14.9)	—	—	(21.4)
Shares issued	0.9	—	31.6	—	—	—	31.6
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, February 28, 2022	17.8	250.2	$2,091.3	$2,922.4	$(416.0)	$16.5	$4,614.2

Three months ended February 28, 2021
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	161.8	—	—	161.8
Net income attributable to non-controlling interest			—	—	—	0.8	0.8
Other comprehensive income, net of tax			—	—	48.3	0.5	48.8
Stock-based compensation			14.2	—	—	—	14.2
Shares purchased and retired	(0.1)	—	(1.6)	(3.8)	—	—	(5.4)
Shares issued	0.2	—	4.5	—	—	—	4.5
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, February 28, 2021	18.0	249.0	$1,998.4	$2,573.6	$(422.5)	$15.2	$4,164.7
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
The results of consolidated operations for the three-month period ended February 28, 2022 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2021.
Accounting Pronouncements Adopted in 2022
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. The new standard was adopted effective December 1, 2021. There was no material impact to our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. LIBOR is used as a reference rate on our variable rate debt, including our revolving credit facility, synthetic lease, interest rate swaps, and cross currency interest rate swaps. The phase out of LIBOR reference rates will occur at different dates and began on January 1, 2022. Our adoption of this new standard occurred during the three months ended February 28, 2022, in conjunction with the first phase-out of a LIBOR reference rate. There was no material impact to our consolidated financial statements during the three months ended February 28, 2022, nor do we expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.
2.      SPECIAL CHARGES AND TRANSACTION AND INTEGRATION EXPENSES

Special Charges
In our consolidated income statement, we include a separate line item captioned "Special charges" in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.

We continue to evaluate changes to our organization structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

The following is a summary of special charges recognized in the three months ended February 28, 2022 and 2021
(in millions):

	Three months ended February 28,
	2022	2021
Employee severance and related benefits	$14.2	$0.3
Other costs (1)	5.3	0.8
Total	$19.5	$1.1
(1) Included in other costs for 2022 is non-cash accelerated depreciation of $1.4 million.

During the three months ended February 28, 2022, we recorded $19.5 million of special charges, consisting principally of $14.9 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below, streamlining actions of $2.1 million in the Americas region, and $1.5 million in the EMEA region.

In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology in the United Kingdom. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $30 million—to be recognized as special charges in our consolidated income statement through 2023. Of that $30 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, decommissioning and other property related lease exit costs, all directly related to the initiative. During the three months ended February 28, 2022, we recorded $12.5 million in severance and related benefits costs, $1.4 million in accelerated depreciation and $1.0 million in third party expenses and other costs.

During the three months ended February 28, 2021, we recorded $1.1 million of special charges, consisting principally of streamlining actions of $0.6 million in the EMEA region and $0.5 million in the Americas region.

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

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as special charges in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of the GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to this initiative. We have spent a cumulative total of $40.7 million on this initiative through February 28, 2022.

As of February 28, 2022, reserves associated with special charges, which are expected to be paid during the next twelve months, are included in trade accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segment of special charges for the three months ended February 28, 2022 and 2021 (in millions):

	Three months ended February 28,
	2022	2021
Consumer segment	$3.6	$0.8
Flavor solutions segment	15.9	0.3
Total special charges	$19.5	$1.1

Transaction and Integration Expenses
The following are the transaction and integration expenses recognized during the three months ended February 28, 2022 and 2021 relating to the acquisitions of Cholula Hot Sauce ("Cholula") and FONA International, LLC ("FONA") (in millions):

	2022	2021
Transaction-related expenses included in cost of goods sold	$—	$6.3
Other transaction expenses	—	13.8
Integration expenses	0.7	5.0
Total transaction and integration expenses	$0.7	$25.1
We expect transaction and integration expenses related to our acquisition of FONA to total approximately $3 million in 2022.

3.    FINANCIAL INSTRUMENTS
We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument, and all derivatives are designated as hedges. For the three months ended February 28, 2022 and 2021, hedge ineffectiveness was not material. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

Foreign currency exchange risk. We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contract and currency swaps with highly-rated financial institutions to reduce fluctuations in the long or short currency positions. Forward contracts are generally less than 18 months duration. Currency swap agreements are established in conjunction with the terms of the underlying debt issues.

At February 28, 2022, we had foreign currency exchange contracts to purchase or sell $636.5 million of foreign currencies as compared to $583.6 million at November 30, 2021. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. All foreign currency exchange contracts outstanding at February 28, 2022 have durations of less than 18 months, including $242.1 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.

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

We also enter into fair value foreign currency exchange contracts to manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. At February 28, 2022, the notional value of these contracts was $413.4 million. Any gains or losses recorded based on both the change in fair value of these contracts and the change in the currency component of the underlying loans are recognized in our consolidated income statement as Other income, net.

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

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

As of February 28, 2022	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$600.0	$14.6	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	444.5	7.7	Other accrued liabilities	192.0	2.8
Cross currency contracts	Other current assets / Other long-term assets	495.3	10.9	Other long-term liabilities	505.7	14.1
Total			$33.2			$16.9

As of November 30, 2021	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$23.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	380.8	8.3	Other accrued liabilities	202.8	2.8
Cross currency contracts	Other current assets / Other long-term assets	251.0	4.4	Other long-term liabilities	257.5	8.0
Total			$35.8			$10.8

During the first quarter of 2022, we entered into $250 million notional value interest rate swap contracts where we receive interest at 2.50% and pay a variable rate of interest based on USD SOFR plus 0.745%, which expire in April 2030, and are designated as fair value hedges of the changes in fair value of $250 million of the $500 million 2.50% term notes due in 2030.The fair value of these interest rate swap contracts is offset by a corresponding increase or decrease in the value of the hedged debt. Also during the first quarter of 2022, we entered into cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.745% and pay £184.1 million at GBP SONIA plus 0.5740% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%, both of which expire in April 2030. In conjunction with the phase-out of LIBOR, during the first quarter of 2022 we amended our previously existing cross currency swaps which expire in August 2027 such that, effective February 15, 2022, we now pay and receive at GBP SONIA plus 0.859% (previously GBP LIBOR plus 0.740%).

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three-months ended February 28, 2022 and 2021 (in millions):

Fair Value Hedges
Three months ended February 28,
Derivative	Income statement location	Income (expense)
		2022	2021
Interest rate contracts	Interest expense	$2.2	$2.0

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2022	2021	Hedged item		2022	2021
Foreign exchange contracts	Other income, net	$(0.4)	$(2.1)	Intercompany loans	Other income, net	$0.4	$2.4

The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three-months ended February 28, 2022 and 2021.

Cash Flow Hedges
Three months ended February 28,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2022	2021		2022	2021
Interest rate contracts	$—	$0.3	Interest expense	$0.1	$0.1
Foreign exchange contracts	2.9	(1.6)	Cost of goods sold	(0.2)	0.3
Total	$2.9	$(1.3)		$(0.1)	$0.4
For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive loss expected to be reclassified in the next 12 months is $2.8 million as an increase to earnings.

Net Investment Hedges
Three months ended February 28,
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2022	2021		2022	2021
Cross currency contracts	$0.7	$(2.0)	Interest expense	$0.5	$0.4
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
At February 28, 2022 and November 30, 2021, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2022
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$338.4	$338.4	$—
Insurance contracts	126.8	—	126.8
Bonds and other long-term investments	4.1	4.1	—
Interest rate derivatives	14.6	—	14.6
Foreign currency derivatives	7.7	—	7.7
Cross currency contracts	10.9	—	10.9
Total	$502.5	$342.5	$160.0
Liabilities
Foreign currency derivatives	$2.8	$—	$2.8
Cross currency contracts	14.1	—	14.1
Total	$16.9	$—	$16.9

		November 30, 2021
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$351.7	$351.7	$—
Insurance contracts	132.2	—	132.2
Bonds and other long-term investments	5.1	5.1	—
Interest rate derivatives	23.1	—	23.1
Foreign currency derivatives	8.3	—	8.3
Cross currency contracts	4.4	—	4.4
Total	$524.8	$356.8	$168.0
Liabilities
Foreign currency derivatives	$2.8	$—	$2.8
Cross currency contracts	8.0	—	8.0
Total	$10.8	$—	$10.8

At February 28, 2022 and November 30, 2021, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-

term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.

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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	February 28, 2022	November 30, 2021
Carrying amount	$4,735.3	$4,743.6

Level 1 valuation techniques	$4,571.8	$4,722.3
Level 2 valuation techniques	196.3	199.2
Total fair value	$4,768.1	$4,921.5
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

5.     EMPLOYEE BENEFIT AND RETIREMENT PLANS

We sponsor defined benefit pension plans in the U.S. and certain foreign locations. In addition, we sponsor defined contribution plans in the U.S. We also contribute to defined contribution plans in locations outside the U.S., including government-sponsored retirement plans. We also currently provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. We previously froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations. Although our defined benefit plans in the U.S., United Kingdom and Canada have generally been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.

The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended February 28, 2022 and 2021 (in millions):

	United States pension		International pension		Other postretirement benefits
	2022	2021	2022	2021	2022	2021
Service cost	$0.9	$0.9	$0.2	$0.3	$0.4	$0.5
Interest costs	6.6	6.5	1.8	1.7	0.4	0.4
Expected return on plan assets	(10.7)	(10.3)	(3.2)	(3.5)	—	—
Amortization of prior service costs	0.1	0.1	—	—	(0.1)	(0.1)
Amortization of net actuarial losses	2.2	2.8	0.4	0.6	—	—
Total (income) expense	$(0.9)	$—	$(0.8)	$(0.9)	$0.7	$0.8

During the three months ended February 28, 2022 and 2021, we contributed $2.0 million and $2.3 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2021 were $15.0 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits (income), excluding service cost components, was $(2.5) million and $(1.8) million for the three months ended February 28, 2022 and 2021, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended February 28,
	2022	2021
Stock-based compensation expense	$11.1	$14.2

Our 2022 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2021 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2022 and 2021:

	2022		2021
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.0	$59.71	4.5	$53.56
Exercised	(0.6)	45.25	(0.1)	39.30
Outstanding at end of the period	4.4	$61.72	4.4	$53.62
Exercisable at end of the period	3.0	$53.17	3.2	$47.95
As of February 28, 2022, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $145.5 million and for options currently exercisable was $128.0 million. The total intrinsic value of all options exercised during the three months ended February 28, 2022 and 2021 was $32.6 million and $2.2 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	563	$69.52	714	$61.74
Granted	6	92.47	10	91.85
Vested	(24)	54.02	(10)	47.70
Forfeited	(8)	78.51	(6)	65.74
Outstanding at end of period	537	$70.31	708	$62.34

The following is a summary of our price-vested stock options activity for the three months ended February 28, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,193	$9.40	2,482	$9.40
Granted	—	—	15	9.66
Forfeited	(27)	9.40	(13)	9.40
Outstanding at end of period	2,166	$9.40	2,484	$9.40
The following is a summary of our LTPP activity for the three months ended February 28, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	497	$83.74	382	$71.20
Granted	151	95.00	141	98.30
Vested	(251)	75.26	(121)	50.95
Forfeited	(2)	96.03	(5)	82.59
Outstanding at end of period	395	$93.42	397	$86.89

7.    INCOME TAXES

Income tax expense for the three months ended February 28, 2022 included $10.3 million of net discrete tax benefits consisting principally of the following: (i) $7.6 million of excess tax benefits associated with stock-based compensation, and (ii) $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation.
Income tax expense for the three months ended February 28, 2021 included $5.3 million of net discrete tax expense consisting principally of the following: (i) $11.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA, (ii) $4.5 million of tax benefits associated with the release of a valuation allowance due to a change in judgment about realizability of deferred tax assets, and (iii) $1.2 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits associated with the resolution of tax uncertainties.
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2022.

As of February 28, 2022, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended February 28,
	2022	2021
Average shares outstanding – basic	267.8	267.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.7	2.8
Average shares outstanding – diluted	270.5	269.9

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended February 28,
	2022	2021
Anti-dilutive securities	0.2	—
The following table sets forth common stock activity (in millions):

	Three months ended February 28,
	2022	2021
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.9	0.2
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.2	0.1
As of February 28, 2022, $567.4 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	February 28, 2022	November 30, 2021
Foreign currency translation adjustment (1)	$(228.7)	$(233.3)
Unrealized gain (loss) on foreign currency exchange contracts	5.1	0.6
Unamortized value of settled interest rate swaps	(0.4)	(0.2)
Pension and other postretirement costs	(192.0)	(193.6)
Accumulated other comprehensive loss	$(416.0)	$(426.5)
(1)During the three months ended February 28, 2022, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $4.6 million, including the impact of a $0.7 million increase associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
	February 28, 2022	February 28, 2021
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	0.2	(0.3)	Cost of goods sold
Total before tax	0.1	(0.4)
Tax effect	—	0.1	Income tax expense
Net, after tax	$0.1	$(0.3)

Amortization of pension and postretirement benefit adjustments:
Amortization of net actuarial losses (1)	$2.6	$3.4	Other income, net
Total before tax	2.6	3.4
Tax effect	(0.6)	(0.8)	Income tax expense
Net, after tax	$2.0	$2.6

(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense (refer to note 5 for additional details). Amortization of net actuarial losses includes settlement losses.

10.    BUSINESS SEGMENTS

We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “OLD BAY”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Cholula”, “Schwartz”, “Club House”, “Kamis”, “DaQiao”, “La Drogheria”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and India, where foodservice sales are managed by and reported in our consumer segment.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, we regard the products within each of our segments to be fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
We measure segment performance based on operating income excluding special charges, as this activity is managed separately from the business segments. We also exclude transaction and integration expenses related to our acquisitions, including the recent acquisitions of Cholula and FONA from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2022
Net sales	$926.1	$596.3	$1,522.4
Operating income excluding special charges and transaction and integration expenses	167.0	60.1	227.1
Income from unconsolidated operations	8.4	0.9	9.3

Three months ended February 28, 2021
Net sales	$946.8	$534.7	$1,481.5
Operating income excluding special charges and transaction and integration expenses	189.9	72.6	262.5
Income from unconsolidated operations	10.8	2.5	13.3

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 28, 2022
Operating income excluding special charges and transaction and integration expenses	$167.0	$60.1	$227.1
Less: Special charges	3.6	15.9	19.5
Less: Transaction and integration expenses	—	0.7	0.7
Operating income	$163.4	$43.5	$206.9

Three months ended February 28, 2021
Operating income excluding special charges and transaction and integration expenses	$189.9	$72.6	$262.5
Less: Special charges	0.8	0.3	1.1
Less: Transaction-related expenses included in cost of goods sold	4.0	2.3	6.3
Less: Other transaction and integration expenses	4.2	14.6	18.8
Operating income	$180.9	$55.4	$236.3

The following table sets forth our net sales, by geographic area, for the three months ended February 28, 2022 and 2021 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended February 28, 2022	$1,022.5	$290.5	$209.4	$1,522.4
Three months ended February 28, 2021	964.8	302.4	214.3	1,481.5

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

Business profile
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and the foodservice business. In fiscal year 2021, approximately 40% of our sales were outside of the U.S. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.

Recent Events
Recent events impacting our business include COVID-19, the inflationary cost environment and disruption in our supply chain, and Russia’s invasion of Ukraine, each of which are further discussed below. As more fully described below, we expect each of these factors will impact our fiscal 2022 performance. We anticipate that fiscal 2022 will continue to be a dynamic macroeconomic environment. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic. We expect elevated levels of cost inflation to persist throughout 2022. We anticipate that these headwinds will be partially mitigated by pricing actions in response to inflation, supply chain productivity improvements and cost savings initiatives. Also, the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations. The potential effects of these recent events also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

COVID-19: As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the quarters ended February 28, 2022 and 2021 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.

We continue to actively monitor the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand. While we continue to see strong levels of at-home consumption compared to pre-pandemic levels, the favorable impact of increased at-home meal preparation was less significant in the three months ended February 28, 2022 as compared to the comparable period of 2021. This change in consumer behavior was due in part to a decrease in the prevalence and scale of restrictive measures in place to reduce the spread of COVID-19 in the 2022 period as compared to 2021. Conversely, we continue to see improvements in away-from-home demand associated with the COVID-19 recovery. During the three months ended February 28, 2022 our flavor solutions segment sales improved as away-from-home consumption increased as compared to the corresponding quarter in 2021, in part, due to the continued easing of restrictive COVID-19 mitigation measures that were in place during the first quarter of 2021.

Inflationary Cost Environment and Supply Chain Disruption – During fiscal 2021, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. These inflationary cost increases have continued in 2022, but we expect they will be partially mitigated by pricing actions implemented in the fourth quarter of fiscal 2021, those that we plan to implement in fiscal 2022 and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. During fiscal 2021, we also experienced additional pressure in our supply chain due to strained transportation capacity, as well as due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand. In response to these supply chain pressures, we have taken actions to build capacity as well as increase our supply chain related resources. We expect these pressures to continue throughout 2022.

Russia’s Invasion of Ukraine: The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. As we announced on March 11, 2022, we suspended our business operations in Russia. Our operations in Ukraine have been paused to focus on the safety of our employees. While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

2022 Outlook
In 2022, we expect to grow net sales over the 2021 level by 3% to 5%, which includes an estimated 1% unfavorable impact from currency rates, or 4% to 6% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). That anticipated 2022 sales growth includes the impact of pricing actions, including those taken in 2021, to partially offset cost increases. We expect the impact of pricing to be a significant driver of our sales growth. We expect volume and product mix to be impacted by pricing elasticities, although at a lower level than we have experienced historically. We also anticipate that our volume and product mix will be negatively impacted by the exit of a lower margin product line in late 2021.
We expect our 2022 gross profit margin to range from an increase of 20 basis points to a decline of 30 basis points from our gross profit margin of 39.5% in 2021. The projected 2022 change in gross profit margin is principally due to the net effect of (i) a mid-to-high-teen percentage impact of inflation in 2022 compared to 2021, (ii) the favorable impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (iii) anticipated unfavorable sales mix in 2022 between our consumer and flavor solutions segments as compared to 2021, (iv) the favorable impact of anticipated CCI cost savings, and (v) the absence of $11.0 million of transaction and integration expenses and special charges reflected in cost of goods sold in 2021. We expect our 2022 gross profit margin, excluding the $11.0 million of transaction and integration expenses and special charges in 2021, to range from comparable to a decline of 50 basis points from our 2021 adjusted gross profit margin of 39.7%.

In 2022, we expect an increase in operating income of 13% to 15%, which includes an estimated 1% unfavorable impact from currency rates, over the 2021 level. Our CCI-led cost savings target in 2022 is approximately $85 million. We anticipate integration expenses related to the FONA acquisition of approximately $3 million to unfavorably impact operating income in 2022, as compared to $35.3 million of transaction and integration expenses in 2021. We also expect approximately $30 million of special charges in 2022 that relate to previously announced organization and streamlining actions; in 2021, special charges were $51.1 million. Excluding special charges and transaction and integration expenses, we expect 2022’s adjusted operating income to increase by 7% to 9%, which includes an estimated 1% unfavorable impact from currency rates, or to increase by 8% to 10% on a constant currency basis over the 2021 level.
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
Diluted earnings per share was $2.80 in 2021. Diluted earnings per share for 2022 is projected to range from $3.07 to $3.12. Excluding the per share impact of (i) special charges of $0.16; (ii) transaction and integration expenses, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA, of $0.14; and (iii) the gain realized upon our sale of an unconsolidated operation of $0.05, adjusted diluted earnings per share was $3.05 in 2021. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.09 and from integration expenses of $0.01, is projected to range from $3.17 to $3.22 in 2022. We expect adjusted diluted earnings per share to grow by 4% to 6%, which includes a 1% unfavorable impact from currency rates, or to grow by 5% to 7% on a constant currency basis over adjusted diluted earnings per share of $3.05 in 2021.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2022	February 28, 2021
Net sales	$1,522.4	$1,481.5
Percent increase	2.8%	22.2%
Components of percent growth in net sales – increase (decrease):
Volume and product mix	(1.5)%	15.2%
Pricing actions	4.8%	0.8%
Acquisitions	0.7%	4.0%
Foreign exchange	(1.2)%	2.2%
Gross profit	$560.4	$577.5
Gross profit margin	36.8%	39.0%

Sales for the first quarter of 2022 increased by 2.8% from the prior year level and by 4.0% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Unfavorable volume and product mix decreased sales by 1.5%. That decrease was driven by our consumer segment as compared to the first quarter of 2021 which experienced a 35.4% increase in sales, including a 28.6% increase from favorable volume and product mix, from the 2020 level. The decrease in consumer segment sales was partially offset by higher sales of our flavor solutions segment across all regions, as demand was elevated as compared to the corresponding period in 2021 when away-from-home sales were more impacted by measures imposed to mitigate the spread of COVID-19. Pricing actions, taken in response to the inflationary cost environment, increased sales by 4.8%. The incremental impact of the FONA acquisition added 0.7% to sales in the first quarter of 2022. Sales were also impacted by unfavorable foreign currency rates that decreased net sales by 1.2% in the first quarter of 2022 compared to the year-ago quarter and is excluded from our measure of sales growth of 4.0% on a constant currency basis.

Gross profit for the first quarter of 2022 decreased by $17.1 million, or 3.0%, from the comparable period in 2021. Our gross profit margin for the three months ended February 28, 2022 was 36.8%, a decrease of 220 basis points from the comparable period in 2021. The decrease in gross profit margin in the quarter ended February 28, 2022 was driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment, increased commodity, packaging materials and transportation costs, higher conversion costs and a less favorable mix in sales between our consumer and flavor solutions segments, each as compared to the 2021 period. These unfavorable impacts were partially offset by cost savings led by our

Comprehensive Continuous Improvement ("CCI") program as well as a reduction in COVID-19 related costs. In addition, our gross profit for the three months ended February 28 2021 was burdened by $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021. Excluding those transaction and integration expenses, adjusted gross profit margin declined 260 basis points to 36.8% from 39.4% in 2021.

	Three months ended
	February 28, 2022	February 28, 2021
Selling, general & administrative expense (SG&A)	$333.3	$321.3
Percent of net sales	21.9%	21.7%
SG&A increased by $12.0 million in the first quarter of 2022 compared to the 2021 level, driven by SG&A associated with the acquired FONA business, increased distribution costs, and higher investment associated with the implementation of our global enterprise resource planning (ERP) platform, all as compared to the 2021 period. SG&A as a percentage of net sales increased by 20 basis points from the prior year level, due primarily to the net impact of the previously mentioned factors.

	Three months ended
	February 28, 2022	February 28, 2021
Total special charges	$19.5	$1.1

During the three months ended February 28, 2022, we recorded $19.5 million of special charges, consisting principally of $14.9 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), streamlining actions of $2.1 million in the Americas region, and $1.5 million in the EMEA region. During the three months ended February 28, 2021, we recorded $1.1 million of special charges, consisting principally of streamlining actions of $0.6 million in the EMEA region and $0.5 million in the Americas region. Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying financial statements.

	Three months ended
	February 28, 2022	February 28, 2021
Transaction expenses included in cost of goods sold	$—	$6.3
Other transaction and integration expenses	0.7	18.8
Total transaction and integration expenses	$0.7	$25.1

During the three months ended February 28, 2022, we recorded $0.7 million of integration expenses related to our acquisition of FONA, as compared to $25.1 million of transaction and integration expenses in the 2021 period related to our acquisitions of Cholula and FONA. The 2021 costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, (ii) $13.8 million of other transaction costs primarily related to outside advisory, service and consulting costs, and (iii) $5.0 million of integration expenses.

	Three months ended
	February 28, 2022	February 28, 2021
Interest expense	$33.1	$33.8
Other income, net	6.2	4.6

Interest expense decreased by $0.7 million in the three months ended February 28, 2022, as compared to the prior year period. Other income, net for the three months ended February 28, 2022 increased by $1.6 million, as compared to the prior year period, driven by higher interest income.

	Three months ended
	February 28, 2022	February 28, 2021
Income from consolidated operations before income taxes	$180.0	$207.1
Income tax expense	34.4	58.6
Effective tax rate	19.1%	28.3%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, acquisition related deferred tax adjustments and the tax effects of certain intra-entity asset transfers (other than inventory).

Income tax expense for the three months ended February 28, 2022 included $10.3 million of net discrete tax benefits consisting primarily of $7.6 million of excess tax benefits associated with stock-based compensation and $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from legislation enacted during the period.

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

	Three months ended
	February 28, 2022	February 28, 2021
Income from unconsolidated operations	$9.3	$13.3

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased by $4.0 million for the three months ended February 28, 2022, as compared to the year ago period. The decrease was driven by lower earnings of our largest joint venture, McCormick de Mexico, as well as the impact of eliminating a higher level of earnings of our non-controlling interests, both as compared to the 2021 periods.
The following table outlines the major components of the change in diluted earnings per share from 2021 to 2022:

Three months ended February 28,
2021 Earnings per share – diluted	$0.60
Impact of change in operating income	(0.10)
Increase in special charges, net of taxes	(0.05)
Decrease in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	0.11
Decrease in income from unconsolidated operations	(0.01)
Impact of change in effective income tax rate, excluding taxes on special charges and transaction and integration expenses	0.02
2022 Earnings per share – diluted	$0.57

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. We also exclude transaction and integration expenses related to our acquisitions of Cholula and FONA from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. See note 10 of the notes to the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
CONSUMER SEGMENT

	Three months ended
	February 28, 2022	February 28, 2021

Net sales	$926.1	$946.8
Percent (decrease) increase	(2.2)%	35.4%
Segment operating income	$167.0	$189.9
Segment operating income margin	18.0%	20.1%

In the first quarter of 2022, sales of our consumer segment decreased 2.2% as compared to the first quarter of 2021, which experienced a 35.4% increase in sales from the 2020 level, and decreased by 1.5% on a constant currency basis. That 2.2% decrease was driven by lower sales of our consumer business in the EMEA and Asia/Pacific regions, which was partially offset by growth in the Americas region, as compared to the prior year quarter. Unfavorable volume and product mix decreased consumer segment sales by 5.9% in the first quarter of 2022 as compared to the same period last year, as the exceptionally high demand that existed in the year ago period has eased but continues to reflect strong at-home consumption. Pricing actions, taken in response to increased costs, favorably impacted sales by 4.4% as compared to the prior year period. Sales in the first quarter of 2022 reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 0.7% compared to the year-ago quarter and is excluded from our measure of sales decline of 1.5% on a constant currency basis.

In the Americas region, consumer sales increased 2.3% in the first quarter of 2022 as compared to the first quarter of 2021, which experienced a 29.8% increase in sales from the 2020 level, and increased by 2.2% on a constant currency basis. For the first quarter of 2022, unfavorable volume and product mix decreased sales by 3.3% as compared to the corresponding period in 2021, as lower private label sales and unfavorable trade replenishment were partially offset by improved branded product sales, all as compared to the prior year period. Pricing actions, taken in response to higher costs, increased sales by 5.5% as compared to the prior year period. The favorable impact of foreign currency rates increased sales by 0.1% in the quarter and is excluded from our measure of sales growth of 2.2% on a constant currency basis.

In the EMEA region, consumer sales decreased 14.2% in the first quarter of 2022 as compared to the first quarter of 2021, which experienced a 34.6% increase in sales from the 2020 level, and decreased by 9.4% on a constant currency basis. Sales were impacted by unfavorable volume and product mix during the first quarter of 2022 that decreased sales by 11.2% from the prior year level. The decrease was driven by an easing of at-home consumption as compared to the three months ended February 28, 2021. Lower sales of our homemade dessert products in France contributed to the sales decrease from the year ago quarter. Pricing actions, taken in response to the inflationary cost environment, increased sales by 1.8% as compared to the 2021 period. During the first quarter of 2022, an unfavorable impact from foreign currency rates decreased sales by 4.8% compared to the year-ago period and is excluded from our measure of sales decline of 9.4% on a constant currency basis.

In the Asia/Pacific region, consumer sales decreased 4.3% in the first quarter of 2022 as compared to the first quarter of 2021, which reflected a 64.7% increase in sales from the 2020 level, and decreased by 6.0% on a constant currency basis. For the quarter ended February 28, 2022, lower volume and unfavorable product mix decreased sales by 9.7%, driven by the exit of our rice product line in India as well as the effect of more restrictive measures relating to COVID-19 resurgences impacting Chinese new year related sales. Pricing actions, taken in response to the inflationary cost environment, increased sales by 3.7% as compared to the prior year period. A favorable impact from foreign currency rates, which increased sales by 1.7% compared to the first quarter of 2021, is excluded from our measure of sales decline of 6.0% on a constant currency basis.

Segment operating income for our consumer segment decreased by $22.9 million, or 12.1%, in the first quarter of 2022 as compared to the first quarter of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, partially offset by pricing actions in response to increased costs, CCI-led cost savings as well as a reduction in COVID-19 related costs, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 210 basis points from the first quarter of 2021 to 18.0% in the first quarter of 2022. That decrease was principally the result of a decrease in gross margin, including the margin dilutive impact of pricing actions and the impact of the inflationary cost environment, which was partially offset by CCI-led cost savings. Higher SG&A as a percentage of net sales, including increased distribution costs, also contributed to the decrease as compared to the 2021 period. On a constant currency basis, segment operating income for our consumer segment decreased by 11.9% in the first quarter of 2022 in comparison to the same period in 2021.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2022	February 28, 2021

Net sales	$596.3	$534.7
Percent increase	11.5%	4.3%
Segment operating income	$60.1	$72.6
Segment operating income margin	10.1%	13.6%

In the first quarter of 2022, sales of our flavor solutions segment increased by 11.5% as compared to the first quarter of 2021, and increased by 13.7% on a constant currency basis. The sales increase in the first quarter of 2022 included growth in all regions. The incremental impact of our FONA acquisition added 1.9% to sales in the quarter ended February 28, 2022. Favorable volume and product mix increased segment sales by 6.4% in the first quarter of 2022 as compared to the same period in 2021, due, in part, to the continued recovery of away-from-home demand. Pricing actions during the first quarter of 2022 also increased sales by 5.4%. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 2.2% compared to the year-ago quarter and is excluded from our measure of sales growth of 13.7% on a constant currency basis.

In the Americas region, flavor solutions sales increased by 12.1% in the first quarter of 2022 as compared to the first quarter of 2021 and increased by 12.4% on a constant currency basis. Favorable volume and product mix increased flavor solutions sales in the Americas by 4.3% during the first quarter of 2022, driven by growth in sales to packaged food and beverage companies and branded foodservice customers that benefited from the continued recovery of away-from-home demand, each as compared to the year ago period. The incremental impact of the FONA acquisition increased sales by 2.7% during the first quarter of 2022. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 5.4% during the quarter ended February 28, 2022 as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 0.3% compared to the first quarter of 2021 and is excluded from our measure of sales growth of 12.4% on a constant currency basis.

In the EMEA region, flavor solutions sales increased by 15.2% in the first quarter of 2022 as compared to the first quarter of 2021 and increased by 24.2% on a constant currency basis. Favorable volume and product mix increased segment sales in the EMEA region by 17.0% as compared to the corresponding period in 2021. The increase was driven by higher sales to quick service restaurants and branded foodservice customers due, in part, to the continued recovery of away-from-home demand. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 7.2% in the first quarter of 2022 as compared to the prior period level. An unfavorable impact from foreign currency rates decreased sales by 9.0% compared to the first quarter of 2021 and is excluded from our measure of sales growth of 24.2% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 2.5% in the first quarter of 2022 as compared to the first quarter of 2021, and increased by 4.3% on a constant currency basis. Favorable volume and product mix increased sales by 1.7% in the first quarter of 2022 driven by higher sales to quick service restaurants. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 2.6% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 1.8% compared to the first quarter of 2021 and is excluded from our measure of sales growth of 4.3% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $12.5 million, or 17.2%, in the first quarter of 2022 as compared to the first quarter of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, an unfavorable shift in product mix, as well as costs related to supply chain investments, which was partially offset by a higher level of sales, including pricing actions in response to the inflationary cost environment, and CCI-led cost savings, all as compared to the prior year period. Segment operating margin for our flavor solutions segment decreased by 350 basis points from the prior year level to 10.1% in the first quarter of 2022. That decrease was principally the result of a decrease in gross margin, including the margin dilutive impact of pricing actions and the impact of an inflationary cost environment, partially offset by CCI-led cost savings. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 10.6% in the first quarter of 2022 as compared to the same period in 2021.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 28, 2022	November 30, 2021
Forward foreign currency:
Notional value	$636.5	$583.6
Unrealized net gain	4.9	5.5
Cross currency swaps:
Notional value	1,001.0	508.5
Unrealized net loss	(3.2)	(3.6)
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	February 28, 2022	November 30, 2021
Notional value	$600.0	$350.0
Unrealized net gain	14.6	23.1
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivatives.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, capsicums (red peppers and paprika), onion, vanilla, garlic and salt. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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
•Income from sale of unconsolidated operations — We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 5 in our Annual Report on Form 10-K for the year ended November 30, 2021, the sale of our 26% interest in Eastern resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement for the year ended November 30, 2021.
Details with respect to the composition of transaction and integration expenses and special charges set forth below are included in note 2 of the notes to the accompanying financial statements. Details with respect to the composition of transaction and integration expenses, special charges and income from the sale of unconsolidated operations for the year ended November 30, 2021 are included in notes 2, 3 and 5, respectively, of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2021.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2021	For the three months ended		Estimated for the year ending November 30, 2022
		February 28, 2022	February 28, 2021
Gross profit	$2,494.6	$560.4	$577.5
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	6.3
Impact of special charges included in cost of goods sold (2)	4.7	—	—
Adjusted gross profit	$2,505.6	$560.4	$583.8
Adjusted gross profit margin (3)	39.7%	36.8%	39.4%

Operating income	$1,015.1	$206.9	$236.3
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	6.3
Impact of other transaction and integration expenses (1)	29.0	0.7	18.8
Impact of special charges included in cost of goods sold (2)	4.7	—	—
Impact of other special charges (2)	46.4	19.5	1.1
Adjusted operating income	$1,101.5	$227.1	$262.5
Adjusted operating income margin (4)	17.4%	14.9%	17.7%

Income tax expense	$192.7	$34.4	$58.6
Impact of transaction and integration expenses (1)	(2.7)	0.2	(5.9)
Impact of special charges	7.1	4.9	0.3
Adjusted income tax expense	$197.1	$39.5	$53.0
Adjusted income tax rate (5)	20.1%	19.7%	22.7%

Net income	$755.3	$154.9	$161.8
Impact of transaction and integration expenses (1)	38.0	0.5	31.0
Impact of special charges (2)	44.0	14.6	0.8
Impact of after-tax gain on sale of unconsolidated operation	(13.4)	—	—
Adjusted net income	$823.9	$170.0	$193.6

Earnings per share – diluted	$2.80	$0.57	$0.60	$3.07 to $3.12
Impact of transaction and integration expenses (1)	0.14	—	0.12	0.01
Impact of special charges (2)	0.16	0.06	—	0.09
Impact of after-tax gain on sale of unconsolidated operation	(0.05)	—	—	—
Adjusted earnings per share – diluted	$3.05	$0.63	$0.72	$3.17 to $3.22

(1)	Transaction and integration expenses include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include the effect of the fair value adjustment to acquired inventories on cost of goods sold and the unfavorable impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA, of $11.4 million or $0.04 per diluted share for the three months ended February 28, 2021, and $10.4 million or $0.04 per diluted share for the year ended November 30, 2021.

(2)	Special charges are more fully described in note 2 of notes to our accompanying consolidated financial statements. Special charges for the year ended November 30, 2021 include $4.7 million which is reflected in Cost of goods sold and an $11.2 million non-cash impairment charge associated with the impairment of certain intangible assets.

(3)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(4)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(5)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $200.2 million and $233.3 million for the three months ended February 28, 2022 and 2021, respectively, and $982.2 million for the year ended November 30, 2021.

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

Rates of constant currency growth (decline) follow:

	Three Months Ended February 28, 2022
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.3%	0.1%	2.2%
EMEA	(14.2)%	(4.8)%	(9.4)%
Asia/Pacific	(4.3)%	1.7%	(6.0)%
Total Consumer	(2.2)%	(0.7)%	(1.5)%
Flavor Solutions segment:
Americas	12.1%	(0.3)%	12.4%
EMEA	15.2%	(9.0)%	24.2%
Asia/Pacific	2.5%	(1.8)%	4.3%
Total Flavor Solutions	11.5%	(2.2)%	13.7%
Total net sales	2.8%	(1.2)%	4.0%

Adjusted operating income:
Consumer segment	(12.1)%	(0.2)%	(11.9)%
Flavor Solutions segment	(17.2)%	(6.6)%	(10.6)%
Total adjusted operating income	(13.5)%	(2.0)%	(11.5)%
To present “constant currency” information for the fiscal year 2022 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2022 and are compared to the 2021 results, translated into U.S. dollars using the same 2022 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2021. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2021 or projected shares outstanding for fiscal year 2022, as appropriate.

Projections for the Year Ending November 30, 2022
Percentage change in net sales	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	4% to 6%

Percentage change in adjusted operating income	7% to 9%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	8% to 10%

Percentage change in adjusted earnings per share — diluted	4% to 6%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted earnings per share in constant currency — diluted	5% to 7%
LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2022	February 28, 2021

Net cash provided by (used in) operating activities	$17.9	$(32.2)
Net cash used in investing activities	(43.7)	(755.2)
Net cash provided by financing activities	4.4	612.7

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
Operating Cash Flow — Net cash provided by operating activities of $17.9 million for the three months ended February 28, 2022, increased $50.1 million from the same period of 2021. This increase was primarily driven by a lower use of cash associated with operating assets and liabilities, including the impact of lower cash used by working capital which included the impact of the payment of transaction and integration costs in the 2021 period.
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2021, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of February 28, 2022 and November 30, 2021, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $311.0 million and $274.3 million, respectively.
Investing Cash Flow — Cash used in investing activities of $43.7 million for the three months ended February 28, 2022 decreased by $711.5 million as compared to $755.2 million for the corresponding period in 2021. Our primary investing cash flows include the usage of cash associated with our acquisition of businesses and capital expenditures. Cash usage related to the acquisition of businesses was $706.6 million during the three months ended February 28, 2021, principally related to our acquisition of FONA. During the first three months of 2022, capital expenditures decreased by $4.9 million from the 2021 level to $43.7 million. We expect 2022 capital expenditures to approximate $320 million to support our planned growth, including the multi-year program to replace our global enterprise resource planning (ERP) system and other initiatives.
Financing Cash Flow — Financing activities provided cash of $4.4 million for the first three months of 2022, as compared to the corresponding period in 2021 when financing activities provided cash of $612.7 million. The variability between years is principally a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.

The following table outlines our net borrowing activities:

	Three months ended
	February 28, 2022	February 28, 2021

Net increase (decrease) in short-term borrowings	$97.3	$(292.4)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	999.3
Repayments of long-term debt	(3.5)	(1.8)
Net cash provided from borrowing activities	$93.8	$705.1
During the three months ended February 28 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. We also issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to fund our acquisitions of Cholula and FONA, and for general corporate purposes.
The following table outlines the activity in our share repurchase program for the three months ended February 28, 2022 and 2021 (in millions):

	2022	2021
Number of shares of common stock repurchased	0.10	—
Dollar amount	$8.7	$0.1
As of February 28, 2022, $567.4 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended February 28, 2022, we received proceeds of $30.3 million from exercised stock options as compared to $3.6 million received in the corresponding 2021 period. We repurchased $12.0 million and $5.1 million of common stock during the three months ended February 28, 2022 and 2021, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $99.0 million, or a per share dividend of $0.37, in the first three months of 2022 from $90.8 million, or a per share dividend of $0.34, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At February 28, 2022 and 2021, we temporarily used $325.4 million and $221.2 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2022 and 2021 were $883.4 million and $1,287.1 million, respectively. Those average short-term borrowings outstanding for the three months ended February 28, 2022 included average commercial paper outstanding of $842.0 million. Total average debt outstanding for the three months ended February 28, 2022 and 2021 was $5,438.4 million and $5,425.5 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2022, the exchange rates for the British pound sterling, Canadian dollar, Chinese renminbi, and Australian dollar were higher than the U.S. dollar at November 30, 2021. At February 28, 2022, the exchange rates for Euro and Polish zloty were lower than the U.S. dollar at November 30, 2021.
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
We generally use our revolving credit facility to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facility. This facility is made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of our working capital. We engage in regular communication with all banks participating in our credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments.
Material Cash Requirements
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $750.0 million, 2.70% notes due in August 2022. Our other cash requirements include raw material purchases, lease payments, income taxes, and pension and postretirement benefits.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, transaction and integration expenses, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisitions of Cholula and FONA; the expected impact of the inflationary cost environment, including commodity, packaging materials and transportation costs on our business; the expected impact of pricing actions on the company's results of operations and gross margins; the expected impact of factors affecting our supply chain, including transportation capacity, labor shortages, and absenteeism; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; the impact of the Russia-Ukraine conflict, including the potential for broader economic disruption; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt as well as quarterly dividends and the ability to issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the Russia-Ukraine conflict, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, including the on-going impact of the exit of the United Kingdom (U.K.) from the European Union, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2021. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2021 fiscal year end.
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

ITEM 1.ARISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, except as follows.

The conflict between Russia and Ukraine and the related implications may negatively impact our operations.
In February 2022, Russia invaded Ukraine. As a result, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.
The potential effects of the conflict between Russia and Ukraine also could impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. These potential effects could include but are not limited to variations in the level of our profitability, changes in laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of conflict between Russia and Ukraine to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2021 to December 31, 2021	CS – 34,457 (1)	$90.48	34,457	$573 million
	CSNV – 0	$—	—
January 1, 2022 to January 31, 2022	CS – 19,074 (2)	$97.86	19,074	$571 million
	CSNV – 0	$—	—
February 1, 2022 to February 28, 2022	CS – 36,681 (3)	$100.54	36,681	$567 million
	CSNV – 0	$—	—
Total	CS – 90,212	$96.13	90,212	$567 million
	CSNV – 0	$—	—

(1)On December 8, 2021 and December 14, 2021, we purchased 17,394 shares and 17,063 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The prices paid per share represented the closing price of the common shares on December 8, 2021 and December 14, 2021, respectively.
(2)On January 28, 2022, we purchased 19,074 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on January 28, 2022.
(3)On February 4, 2022 and February 17, 2022, we purchased 17,980 shares and 16,701 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on February 4, 2022 and February 17, 2022, respectively.
As of February 28, 2022, $567.4 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2022, we issued 703,996 shares of CSNV in exchange for shares of CS and issued 27,362 shares of CS in exchange for shares of CSNV.
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
(xiii)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xiii) of McCormick's Form 10-K for the fiscal year ended November 30, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on January 27, 2022.

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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2022, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2022, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 29, 2022	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 29, 2022	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer