Form 10-Q
period 2022-05-31
MCCORMICK & CO INC
filed 2022-06-29
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2022
Common Stock	17,824,721
Common Stock Non-Voting	250,472,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Net sales	$1,536.8	$1,556.7	$3,059.2	$3,038.2
Cost of goods sold	1,013.8	942.1	1,975.8	1,846.1
Gross profit	523.0	614.6	1,083.4	1,192.1
Selling, general and administrative expense	349.2	356.6	682.5	677.9
Transaction and integration expenses	1.5	6.9	2.2	25.7
Special charges	15.1	13.7	34.6	14.8
Operating income	157.2	237.4	364.1	473.7
Interest expense	33.7	35.6	66.8	69.4
Other income, net	6.3	3.9	12.5	8.5
Income from consolidated operations before income taxes	129.8	205.7	309.8	412.8
Income tax expense	21.7	45.4	56.1	104.0
Net income from consolidated operations	108.1	160.3	253.7	308.8
Income from unconsolidated operations	10.4	23.4	19.7	36.7
Net income	$118.5	$183.7	$273.4	$345.5
Earnings per share – basic	$0.44	$0.69	$1.02	$1.29
Earnings per share – diluted	$0.44	$0.68	$1.01	$1.28
Average shares outstanding – basic	268.3	267.3	268.1	267.2
Average shares outstanding – diluted	270.5	270.0	270.5	270.0
Cash dividends paid per share – voting and non-voting	$0.37	$0.34	$0.74	$0.68
Cash dividends declared per share – voting and non-voting	$0.37	$0.34	$0.37	$0.34
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Net income	$118.5	$183.7	$273.4	$345.5
Net income attributable to non-controlling interest	1.2	2.0	3.7	2.8
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	3.8	1.5	6.0	2.6
Currency translation adjustments, including for the three and six months ended May 31, 2022, $7.9 associated with the exit of our business in Russia	(51.0)	54.2	(47.3)	99.9
Change in derivative financial instruments	21.7	1.6	26.8	0.6
Deferred taxes	(13.9)	1.2	(14.9)	4.2
Total other comprehensive income (loss)	(39.4)	58.5	(29.4)	107.3
Comprehensive income	$80.3	$244.2	$247.7	$455.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2022	November 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$325.8	$351.7
Trade accounts receivable, net of allowances	493.1	549.5
Inventories, net
Finished products	630.9	556.2
Raw materials and work-in-process	713.7	626.1
	1,344.6	1,182.3
Prepaid expenses and other current assets	161.2	112.3
Total current assets	2,324.7	2,195.8
Property, plant and equipment, net	1,136.1	1,140.3
Goodwill	5,300.2	5,335.8
Intangible assets, net	3,419.7	3,452.5
Other long-term assets	777.2	781.4
Total assets	$12,957.9	$12,905.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$667.0	$539.1
Current portion of long-term debt	770.8	770.3
Trade accounts payable	1,126.4	1,064.2
Other accrued liabilities	568.8	850.2
Total current liabilities	3,133.0	3,223.8
Long-term debt	3,920.3	3,973.3
Deferred taxes	811.0	792.3
Other long-term liabilities	478.5	490.9
Total liabilities	8,342.8	8,480.3
Shareholders’ Equity
Common stock	558.0	530.0
Common stock non-voting	1,561.2	1,525.1
Retained earnings	2,933.6	2,782.4
Accumulated other comprehensive loss	(454.6)	(426.5)
Total McCormick shareholders' equity	4,598.2	4,411.0
Non-controlling interests	16.9	14.5
Total shareholders’ equity	4,615.1	4,425.5
Total liabilities and shareholders’ equity	$12,957.9	$12,905.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2022	2021
Operating activities
Net income	$273.4	$345.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	98.2	91.9
Stock-based compensation	36.9	42.6
Gain on the sale of intangible asset	(13.6)	—
Asset impairment charge	10.0	6.5
Amortization of inventory fair value adjustments associated with acquisitions	—	6.3
Income from unconsolidated operations	(19.7)	(36.7)
Changes in operating assets and liabilities (net of businesses acquired)
Trade accounts receivable	47.3	51.4
Inventories	(160.5)	(90.4)
Trade accounts payable	66.5	(8.4)
Other assets and liabilities	(202.7)	(200.0)
Dividends from unconsolidated affiliates	18.6	20.0
Net cash flow provided by operating activities	154.4	228.7
Investing activities
Acquisition of businesses (net of cash acquired)	—	(706.4)
Proceeds from sale of unconsolidated operation	—	65.4
Proceeds from sale of intangible asset	12.1	—
Capital expenditures (including software)	(101.6)	(112.8)
Other investing activities	0.3	0.2
Net cash flow used in investing activities	(89.2)	(753.6)
Financing activities
Short-term borrowings, net	128.0	(429.4)
Long-term debt borrowings	—	1,001.5
Payment of debt issuance costs	—	(1.9)
Long-term debt repayments	(15.3)	(3.5)
Proceeds from exercised stock options	36.1	6.2
Taxes withheld and paid on employee stock awards	(19.4)	(13.0)
Common stock acquired by purchase	(12.9)	(0.4)
Dividends paid	(198.2)	(181.6)
Net cash flow (used in) provided by financing activities	(81.7)	377.9
Effect of exchange rate changes on cash and cash equivalents	(9.4)	15.2
Decrease in cash and cash equivalents	(25.9)	(131.8)
Cash and cash equivalents at beginning of period	351.7	423.6
Cash and cash equivalents at end of period	$325.8	$291.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2022
Balance, February 28, 2022	17.8	250.2	$2,091.3	$2,922.4	$(416.0)	$16.5	$4,614.2
Net income			—	118.5	—	—	118.5
Net income attributable to non-controlling interest			—	—	—	1.2	1.2
Other comprehensive loss, net of tax			—	—	(38.6)	(0.8)	(39.4)
Dividends			—	(99.2)	—	—	(99.2)
Stock-based compensation			25.8	—	—	—	25.8
Shares purchased and retired	(0.1)	—	(3.6)	(8.1)	—	—	(11.7)
Shares issued	0.3	0.1	5.7	—	—	—	5.7
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, May 31, 2022	17.8	250.5	$2,119.2	$2,933.6	$(454.6)	$16.9	$4,615.1

Six months ended May 31, 2022
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	273.4	—	—	273.4
Net income attributable to non-controlling interest			—	—	—	3.7	3.7
Other comprehensive loss, net of tax			—	—	(28.1)	(1.3)	(29.4)
Dividends			—	(99.2)	—	—	(99.2)
Stock-based compensation			36.9	—	—	—	36.9
Shares purchased and retired	(0.3)	—	(10.1)	(23.0)	—	—	(33.1)
Shares issued	1.2	0.1	37.3	—	—	—	37.3
Equal exchange	(0.9)	0.9	—	—	—	—	—
Balance, May 31, 2022	17.8	250.5	$2,119.2	$2,933.6	$(454.6)	$16.9	$4,615.1

Three months ended May 31, 2021
Balance, February 28, 2021	18.0	249.0	$1,998.4	$2,573.6	$(422.5)	$15.2	$4,164.7
Net income			—	183.7	—	—	183.7
Net income attributable to non-controlling interest			—	—	—	2.0	2.0
Other comprehensive income (loss), net of tax			—	—	60.2	(1.7)	58.5
Dividends			—	(90.8)	—	—	(90.8)
Stock-based compensation			28.4	—	—	—	28.4
Shares purchased and retired	—	—	(2.8)	(6.0)	—	—	(8.8)
Shares issued	0.3	—	3.1	—	—	—	3.1
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, May 31, 2021	18.1	249.2	$2,027.1	$2,660.5	$(362.3)	$15.5	$4,340.8

Six months ended May 31, 2021
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	345.5	—	—	345.5
Net income attributable to non-controlling interest			—	—	—	2.8	2.8
Other comprehensive income (loss), net of tax			—	—	108.5	(1.2)	107.3
Dividends			—	(90.8)	—	—	(90.8)
Stock-based compensation			42.6	—	—	—	42.6
Shares purchased and retired	(0.1)	—	(4.4)	(9.8)	—	—	(14.2)
Shares issued	0.5	—	7.6	—	—	—	7.6
Equal exchange	(0.3)	0.3	—	—	—	—	—
Balance, May 31, 2021	18.1	249.2	$2,027.1	$2,660.5	$(362.3)	$15.5	$4,340.8
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
The results of consolidated operations for the six-month period ended May 31, 2022 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. LIBOR is used as a reference rate on our variable rate debt, including our revolving credit facility, synthetic lease, interest rate swaps, and cross currency interest rate swaps. The phase out of LIBOR reference rates will occur at different dates and began on January 1, 2022. Our adoption of this new standard occurred during the three months ended February 28, 2022, in conjunction with the first phase-out of a LIBOR reference rate. There was no material impact to our consolidated financial statements during the six months ended May 31, 2022, nor do we expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.
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

We continue to evaluate changes to our organizational structure to enable us to reduce fixed costs, simplify or improve processes, and improve our competitiveness.

The following is a summary of special charges recognized in the three and six months ended May 31, 2022 and 2021
(in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Employee severance and related benefits	$7.5	$4.5	$21.7	$4.8
Other costs
Cash	2.1	2.7	6.0	3.5
Non-Cash	19.1	6.5	20.5	6.5
Total special charges	28.7	13.7	48.2	14.8
Gain on sale of exited brand	(13.6)	—	(13.6)	—
Total	$15.1	$13.7	$34.6	$14.8

During the three months ended May 31, 2022, we recorded $15.1 million of net special charges. Those special charges principally consisted of $22.2 million associated with the exit of our consumer business in Russia, as more fully described below, $2.5 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below, and streamlining actions of $3.2 million in the Americas region, and $2.8 million in the EMEA region. These charges were offset by a $13.6 million gain, on the sale of our Kohinoor brand discussed below as well as a reversal of $2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.

During the six months ended May 31, 2022, we recorded $34.6 million of net special charges. Those special charges consisted principally of $22.2 million associated with the exit of our consumer business in Russia, as more fully described below, $17.4 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $5.3 million in the Americas region, and $4.3 million in the EMEA region. These charges were offset by a $13.6 million gain, on the sale of our Kohinoor brand discussed below as well as a reversal of $2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.

In the second quarter of 2022, our Management Committee approved the exit of our consumer business in Russia. As a result, we recorded $22.2 million of special charges. These special charges included a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value, $2.5 million of employee severance and $1.8 million of other related exit costs directly associated with the exit plan that we anticipated will be paid in the next twelve months, and a non-cash $7.9 million reclassification of the cumulative translation adjustment previously reflected in accumulated other comprehensive income (loss) to earnings associated with the exit of our business in Russia.

In the first quarter of 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $30 million—to be recognized as special charges in our consolidated income statement through 2023. Of that $30 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, decommissioning and other property related lease exit costs, all directly related to the initiative. During the three months ended May 31, 2022, we recorded $1.3 million in accelerated depreciation and $1.2 million in third party expenses and other costs. During the six months ended May 31, 2022, we recorded $12.5 million in severance and related benefits costs, $2.7 million in accelerated depreciation and $2.2 million in third party expenses and other costs.

We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. During the three months ended May 31, 2022, we sold the Kohinoor brand name for $13.6 million, net of costs associated with the sale of $1.4 million, and reflected the gain of $13.6 million associated with this sale within special charges.

During the three months ended May 31, 2021, we recorded $13.7 million of special charges, consisting principally of a non-cash asset impairment charge of $6.5 million associated with an administrative site that was exited in conjunction with our decision to employ a hybrid work environment and $4.7 million of streamlining actions in the Americas region.

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

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as special charges in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of the GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to this initiative. We have spent a cumulative total of $40.7 million on this initiative through May 31, 2022.

As of May 31, 2022, reserves associated with special charges, which are expected to be paid during the next twelve months, are included in trade accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segment of special charges for the three and six months ended May 31, 2022 and 2021 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Consumer segment	$10.7	$8.8	$14.3	$9.6
Flavor solutions segment	4.4	4.9	20.3	5.2
Total special charges	$15.1	$13.7	$34.6	$14.8

Transaction and Integration Expenses
The following are the transaction and integration expenses recognized during the three and six months ended May 31, 2022 and 2021 relating to the acquisitions of Cholula Hot Sauce ("Cholula") and FONA International, LLC ("FONA") (in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Transaction-related expenses included in cost of goods sold	$—	$—	$—	$6.3
Other transaction expenses	—	—	—	13.8
Integration expenses	1.5	6.9	2.2	11.9
Total transaction and integration expenses	$1.5	$6.9	$2.2	$32.0
We expect integration expenses related to our acquisition of FONA to total approximately $3 million in fiscal 2022.

3.    FINANCIAL INSTRUMENTS
We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument, and all derivatives are designated as hedges. For the three and six months ended May 31, 2022 and 2021, hedge ineffectiveness was not material. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

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

At May 31, 2022, we had foreign currency exchange contracts to purchase or sell $482.0 million of foreign currencies as compared to $583.6 million at November 30, 2021. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedges of foreign currency denominated assets and liabilities include foreign currency exchange contracts with a notional value of $381.9 million at May 31, 2022. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. All foreign exchange contracts outstanding at May 31, 2022 have durations of less than 18 months, including $140.0 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.

We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate derivative contracts, including interest rate swap agreements and treasury locks, to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of May 31, 2022
Interest rate contracts	Other current assets / Other long-term assets	$200.0	$16.9	Other long-term liabilities	$600.0	$16.8
Foreign exchange contracts	Other current assets	308.6	7.1	Other accrued liabilities	173.4	4.7
Cross currency contracts	Other current assets / Other long-term assets	715.2	25.2	Other long-term liabilities	235.2	6.0
Total			$49.2			$27.5
As of November 30, 2021
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$23.1	Other long-term liabilities	$—	$—
Foreign exchange contracts	Other current assets	380.8	8.3	Other accrued liabilities	202.8	2.8
Cross currency contracts	Other current assets / Other long-term assets	251.0	4.4	Other long-term liabilities	257.5	8.0
Total			$35.8			$10.8

In the first quarter of 2022, we entered into $250 million notional value interest rate swap contracts where we receive interest at 2.50% and pay a variable rate of interest based on USD SOFR plus 0.684%, which expire in April 2030, and are designated as fair value hedges of the changes in fair value of $250 million of the $500 million 2.50% term notes due in 2030. The fair value of these interest rate swap contracts is offset by a corresponding increase or decrease in the value of the hedged debt. Also during the first quarter of 2022, we entered into cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.5740% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%, both of which expire in April 2030. In conjunction with the phase-out of LIBOR, during the first quarter of 2022 we amended our previously existing cross currency swaps which expire in August 2027 such that, effective February 15, 2022, we now pay and receive at GBP SONIA plus 0.859% (previously GBP LIBOR plus 0.740%).

During the three months ended May 31, 2022, we entered into a total of $200 million of treasury locks to manage our interest rate risk associated with the anticipated issuance of at least $200 million of fixed rate debt by August 2022. These treasury locks have a maturity date of August 12, 2022. The weighted average fixed rate of these agreements was 1.89%. We designated these treasury lock arrangements as cash flow hedges. Amounts associated with these agreements, which currently include the related estimated fair value, are deferred in accumulated other comprehensive income.

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three- and six-months ended May 31, 2022 and 2021 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended May 31, 2022	Three months ended May 31, 2021	Six months ended May 31, 2022	Six months ended May 31, 2021
Interest rate contracts	Interest expense	$2.6	$2.0	$4.8	$4.0

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2022	2021	Hedged item		2022	2021
Three months ended May 31,
Foreign exchange contracts	Other income, net	$3.7	$(3.8)	Intercompany loans	Other income, net	$(3.3)	$4.0

Six months ended May 31,
Foreign exchange contracts	Other income, net	$3.3	$(5.9)	Intercompany loans	Other income, net	$(2.9)	$6.5
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three- and six-months ended May 31, 2022 and 2021.

Cash Flow Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2022	2021		2022	2021
Three months ended May 31,
Interest rate contracts	$16.9	$—	Interest expense	$0.2	$0.1
Foreign exchange contracts	(0.5)	(0.8)	Cost of goods sold	0.2	(0.6)
Total	$16.4	$(0.8)		$0.4	$(0.5)
Six months ended May 31,
Interest rate contracts	$16.9	$0.3	Interest expense	$0.3	$0.2
Foreign exchange contracts	2.4	(2.4)	Cost of goods sold	—	(0.3)
Total	$19.3	$(2.1)		$0.3	$(0.1)
For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive loss expected to be reclassified in the next 12 months is $2.2 million as an increase to earnings.

Net Investment Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2022	2021		2022	2021
Three months ended May 31,
Cross currency contracts	$21.4	$(1.5)	Interest expense	$1.2	$0.3
Six months ended May 31,
Cross currency contracts	$22.1	$(3.5)	Interest expense	$1.7	$0.7
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
At May 31, 2022 and November 30, 2021, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2022
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$325.8	$325.8	$—
Insurance contracts	119.5	—	119.5
Bonds and other long-term investments	1.4	1.4	—
Interest rate derivatives	16.9	—	16.9
Foreign currency derivatives	7.1	—	7.1
Cross currency contracts	25.2	—	25.2
Total	$495.9	$327.2	$168.7
Liabilities
Foreign currency derivatives	$4.7	$—	$4.7
Interest rate derivatives	16.8	—	16.8
Cross currency contracts	6.0	—	6.0
Total	$27.5	$—	$27.5

		November 30, 2021
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$351.7	$351.7	$—
Insurance contracts	132.2	—	132.2
Bonds and other long-term investments	5.1	5.1	—
Interest rate derivatives	23.1	—	23.1
Foreign currency derivatives	8.3	—	8.3
Cross currency contracts	4.4	—	4.4
Total	$524.8	$356.8	$168.0
Liabilities
Foreign currency derivatives	$2.8	$—	$2.8
Cross currency contracts	8.0	—	8.0
Total	$10.8	$—	$10.8

At May 31, 2022 and November 30, 2021, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-

term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.

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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	May 31, 2022	November 30, 2021
Carrying amount	$4,691.1	$4,743.6

Level 1 valuation techniques	$4,320.5	$4,722.3
Level 2 valuation techniques	183.5	199.2
Total fair value	$4,504.0	$4,921.5
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

The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended May 31, 2022 and 2021 (in millions):

	United States pension		International pension		Other postretirement benefits
	2022	2021	2022	2021	2022	2021
Service cost	$0.9	$1.0	$0.2	$0.2	$0.5	$0.5
Interest costs	6.6	6.5	1.8	1.8	0.4	0.4
Expected return on plan assets	(10.7)	(10.3)	(3.1)	(3.5)	—	—
Amortization of prior service costs	0.1	0.1	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial losses	2.1	2.7	0.3	0.5	(0.1)	—
Settlement loss	—	—	—	0.4	—	—
Total (income) expense	$(1.0)	$—	$(0.7)	$(0.5)	$0.7	$0.8

The following table presents the components of our pension (income) and other postretirement benefits expense for the six months ended May 31, 2022 and 2021 (in millions):

	United States pension		International pension		Other postretirement benefits
	2022	2021	2022	2021	2022	2021
Service cost	$1.8	$1.9	$0.4	$0.5	$0.9	$1.0
Interest costs	13.2	13.0	3.6	3.5	0.8	0.8
Expected return on plan assets	(21.4)	(20.6)	(6.3)	(7.0)	—	—
Amortization of prior service costs	0.2	0.2	0.1	0.1	(0.2)	(0.2)
Amortization of net actuarial losses	4.3	5.5	0.7	1.1	(0.1)	—
Settlement loss	—	—	—	0.4	—	—
Total (income) expense	$(1.9)	$—	$(1.5)	$(1.4)	$1.4	$1.6

During the six months ended May 31, 2022 and 2021, we contributed $4.1 million and $5.2 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2021 were $15.0 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits (income), excluding service cost components, was $(2.6) million and $(1.4) million for the three months ended May 31, 2022 and 2021, respectively. For the six months ended May 31, 2022 and 2021, the net aggregate amount of pension and other postretirement benefits income was $(5.1) million and $(3.2) million, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Stock-based compensation expense	$25.8	$28.5	$36.9	$42.6

Our 2022 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2021 annual grant. The weighted-average grant-date fair value of each stock option granted in 2022 was $22.14 and in 2021 was $18.36 as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2022 and 2021 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2022	2021
Risk-free interest rates	0.2 - 2.5%	0.0 - 1.8%
Dividend yield	1.5%	1.5%
Expected volatility	21.2%	21.3%
Expected lives (in years)	7.6	7.9

The following is a summary of our stock option activity for the six months ended May 31, 2022 and 2021:

	2022		2021
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.0	$59.71	4.5	$53.56
Granted	0.7	97.26	0.8	89.16
Exercised	(0.7)	46.25	(0.1)	44.22
Outstanding at end of the period	5.0	$67.06	5.2	$59.46
Exercisable at end of the period	3.6	$57.87	3.8	$51.08

As of May 31, 2022, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $130.3 million and for options currently exercisable was $124.3 million. The total intrinsic value of all options exercised during the six months ended May 31, 2022 and 2021 was $38.2 million and $4.9 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	563	$69.52	714	$61.74
Granted	204	94.43	219	86.86
Vested	(251)	71.90	(282)	62.19
Forfeited	(20)	82.64	(12)	60.12
Outstanding at end of period	496	$78.02	639	$70.03
The following is a summary of our price-vested stock options activity for the six months ended May 31, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,193	$9.40	2,482	$9.40
Granted	—	—	15	9.66
Forfeited	(35)	9.40	(121)	9.40
Outstanding at end of period	2,158	$9.40	2,376	$9.40
The following is a summary of our LTPP activity for the six months ended May 31, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	497	$83.74	382	$71.20
Granted	151	95.00	141	98.30
Vested	(251)	75.26	(121)	50.95
Forfeited	(2)	95.58	(12)	88.06
Outstanding at end of period	395	$93.41	390	$86.80

7.    INCOME TAXES

Income tax expense for the three months ended May 31, 2022 included $9.0 million of net discrete tax benefits consisting principally of the following: (i) $1.1 million of excess tax benefits associated with stock-based compensation, (ii) $4.1 million of net tax benefits associated with the adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, (iii) $1.3 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, and (iv) $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business.

Income tax expense for the six months ended May 31, 2022 included $19.3 million of net discrete tax benefits consisting principally of the following: (i) $8.7 million of excess tax benefits associated with stock-based compensation, (ii) $4.1 million of net tax benefits associated with an adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, (iii) $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iv) $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business, and (v) $1.5 million from the resolution of tax uncertainties in non-U.S. jurisdictions, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in certain non-US jurisdictions.

Income tax expense for the three months ended May 31, 2021 included $5.3 million of net discrete tax benefits consisting principally of the following: (i) $3.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of a statute of limitations in a non-U.S. jurisdiction and (ii) $1.5 million of excess tax benefits associated with share-based compensation.

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
Other than the discrete tax benefits previously mentioned and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2022.

As of May 31, 2022, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Average shares outstanding – basic	268.3	267.3	268.1	267.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.2	2.7	2.4	2.8
Average shares outstanding – diluted	270.5	270.0	270.5	270.0

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Anti-dilutive securities	0.5	0.6	0.5	0.1
The following table sets forth common stock activity (in millions):

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.4	0.3	1.3	0.5
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	—	0.3	0.1
As of May 31, 2022, $563.1 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	May 31, 2022	November 30, 2021
Foreign currency translation adjustment (1)	$(287.0)	$(233.3)
Unrealized gain on foreign currency exchange contracts	8.6	0.6
Fair value of treasury locks	12.9	—
Unamortized value of settled interest rate swaps	(0.4)	(0.2)
Pension and other postretirement costs	(188.7)	(193.6)
Accumulated other comprehensive loss	$(454.6)	$(426.5)
(1)During the six months ended May 31, 2022, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $53.7 million, net of a $22.1 million increase associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Six months ended		Affected Line Items in the Condensed Consolidated Income Statement
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.2)	$(0.1)	$(0.3)	$(0.2)	Interest expense
Foreign exchange contracts	(0.2)	0.6	—	0.3	Cost of goods sold
Total before tax	(0.4)	0.5	(0.3)	0.1
Tax effect	0.1	(0.1)	0.1	—	Income tax expense
Net, after tax	$(0.3)	$0.4	$(0.2)	$0.1

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (1)	$0.1	$0.1	$0.1	$0.1	Other income, net
Amortization of net actuarial losses (1)	$2.3	$3.6	4.9	7.0	Other income, net
Total before tax	2.4	3.7	5.0	7.1
Tax effect	(0.6)	(0.9)	(1.2)	(1.7)	Income tax expense
Net, after tax	$1.8	$2.8	$3.8	$5.4
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2022
Net sales	$866.1	$670.7	$1,536.8
Operating income excluding special charges and transaction and integration expenses	124.8	49.0	173.8
Income from unconsolidated operations	8.4	2.0	10.4

Three months ended May 31, 2021
Net sales	$945.2	$611.5	$1,556.7
Operating income excluding special charges and transaction and integration expenses	176.8	81.2	258.0
Income from unconsolidated operations	22.2	1.2	23.4

Six months ended May 31, 2022
Net sales	$1,792.2	$1,267.0	$3,059.2
Operating income excluding special charges and transaction and integration expenses	291.8	109.1	400.9
Income from unconsolidated operations	16.8	2.9	19.7

Six months ended May 31, 2021
Net sales	$1,892.0	$1,146.2	$3,038.2
Operating income excluding special charges and transaction and integration expenses	366.7	153.8	520.5
Income from unconsolidated operations	33.0	3.7	36.7

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2022
Operating income excluding special charges and transaction and integration expenses	$124.8	$49.0	$173.8
Less: Special charges	10.7	4.4	15.1
Less: Transaction and integration expenses	—	1.5	1.5
Operating income	$114.1	$43.1	$157.2

Three months ended May 31, 2021
Operating income excluding special charges and transaction and integration expenses	$176.8	$81.2	$258.0
Less: Special charges	8.8	4.9	13.7
Less: Transaction and integration expenses	3.1	3.8	6.9
Operating income	$164.9	$72.5	$237.4

Six months ended May 31, 2022
Operating income excluding special charges and transaction and integration expenses	$291.8	$109.1	$400.9
Less: Special charges	14.3	20.3	34.6
Less: Transaction and integration expenses	—	2.2	2.2
Operating income	$277.5	$86.6	$364.1

Six months ended May 31, 2021
Operating income excluding special charges and transaction and integration expenses	$366.7	$153.8	$520.5
Less: Special charges	9.6	5.2	14.8
Less: Transaction-related expenses included in cost of goods sold	4.0	2.3	6.3
Less: Other transaction and integration expenses	7.3	18.4	25.7
Operating income	$345.8	$127.9	$473.7

The following table sets forth our net sales, by geographic area, for the three and six months ended May 31, 2022 and 2021 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended May 31, 2022	$1,102.6	$287.8	$146.4	$1,536.8
Three months ended May 31, 2021	1,081.4	304.9	170.4	1,556.7

Six months ended May 31, 2022	2,125.0	578.3	355.9	3,059.2
Six months ended May 31, 2021	2,046.2	607.3	384.7	3,038.2

11.    SALE OF UNCONSOLIDATED OPERATIONS
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

Recent Events
Recent events impacting our business include COVID-19, the inflationary cost environment and disruption in our supply chain, and Russia’s invasion of Ukraine, each of which are further discussed below. As more fully described below, we expect each of these factors will impact our fiscal 2022 performance. We anticipate that fiscal 2022 will continue to be a dynamic macroeconomic environment. While we expect the impacts of COVID-19 on our business to moderate, other than the impacts of COVID-19 on our operations in China, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic. We expect elevated levels of cost inflation to persist throughout 2022. We anticipate that these headwinds will be partially mitigated by pricing actions in response to inflation, supply chain productivity improvements and cost savings initiatives. Also, the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations. These and other uncertainties with respect to these recent events could result in changes to our current expectations. The potential effects of these recent events also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

COVID-19: As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the quarters ended May 31, 2022 and 2021 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities. In the second quarter of 2022, sales in our Asia/Pacific region declined by $24.0 million from the corresponding quarter in 2021, driven by the decline in sales of our China operations. The decline associated with China approximated $18 million and was driven by the effect of the restrictive measures put in place related to COVID-19 resurgences in China.

We continue to actively monitor the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food demand. While we continue to see strong levels of at-home consumption compared to pre-pandemic levels, the favorable impact of increased at-home meal preparation was less significant in the three months ended May 31, 2022 as compared to the comparable period of 2021. This change in consumer behavior was due in part to a decrease in the prevalence and scale of restrictive measures in place to reduce the spread of COVID-19 in the 2022 period as compared to 2021. Conversely, we continue to see improvements in away-from-home demand associated with the COVID-19 recovery. During the three months ended May 31, 2022, our flavor solutions segment sales improved as away-from-home consumption increased as compared to the corresponding quarter in 2021, in part, due to the continued easing of restrictive COVID-19 mitigation measures outside of our Asia/Pacific region that were in place during the second quarter of 2021.

Inflationary Cost Environment and Supply Chain Disruption – During fiscal 2021, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. These inflationary cost increases have continued in 2022, but we expect they will be partially mitigated by pricing actions implemented in the fourth quarter of fiscal 2021 and first half of fiscal 2022, pricing actions that we plan to implement in the second half of fiscal 2022, and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. During fiscal 2021, we also experienced additional pressure in our supply chain due to strained transportation capacity, as well as due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand. In response to these supply chain pressures, we have taken actions to build capacity as well as increase our supply chain related resources. We expect these pressures to continue throughout 2022.

Russia’s Invasion of Ukraine: The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, energy and fuel prices, currency exchange rates and financial markets. We announced on March 11, 2022, that we were suspending our business operations in Russia. In May 2022, we made the decision to the exit of our consumer business in Russia. Our operations in Ukraine were also temporarily paused in order to focus on the safety of our employees, but we have resumed, where appropriate, a reduced level of operating activities. While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.

2022 Outlook
In 2022, we expect to grow net sales over the 2021 level by 3% to 5%, which includes an estimated 2% unfavorable impact from currency rates, or 5% to 7% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). That anticipated 2022 sales growth includes the impact of pricing actions taken in 2021, the first half of fiscal 2022, and those we plan to implement in the second half of fiscal 2022, to partially offset inflationary cost increases. We expect the impact of pricing to be a significant driver of our sales growth. We expect volume and product mix to be impacted by price elasticity, although at a lower level than we have experienced historically. We also anticipate that our volume and product mix will be negatively impacted by the demand disruptions caused by COVID-related lockdowns in China, the conflict in Ukraine, including the exit of our consumer business in Russia, and the exit of a lower margin product line in late 2021. We plan to drive continued growth through the strength of our brands as well as our brand marketing, category management, new products, and differentiated customer engagement.
We expect our 2022 gross profit margin to range from a 130 to 180 basis point decline from our gross profit margin of 39.5% in 2021. The projected 2022 change in gross profit margin is principally due to the net effect of (i) a high-teen percentage impact of inflation in 2022 compared to 2021, (ii) the favorable impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (iii) anticipated unfavorable sales mix in 2022 between our consumer and flavor solutions segments as compared to 2021, (iv) the favorable impact of anticipated CCI cost savings, and (v) the absence of $11.0 million of transaction and integration expenses and special charges reflected in cost of goods sold in 2021. We expect our 2022 gross profit margin to range from a 150 to 200 basis points decline from our 2021 adjusted gross profit margin of 39.7%, which excludes the impact of $11.0 million of transaction and integration expenses and special charges.
In 2022, we expect an increase in operating income of 4% to 6%, which includes an estimated 2% unfavorable impact from currency rates, over the 2021 level. Our CCI-led cost savings target in 2022 is approximately $85 million. We anticipate integration expenses related to the FONA acquisition of approximately $3 million to unfavorably impact operating income in 2022, as compared to $35.3 million of transaction and integration expenses in 2021. We also expect approximately $46 million of special charges in 2022 that relate to previously approved organization and streamlining actions; in 2021, special charges were $51.1 million. Excluding special charges and transaction and integration expenses, we expect 2022’s adjusted operating income to range from comparable to an increase of 2%, which includes an estimated 2% unfavorable impact from currency rates, or to increase by 2% to 4% on a constant currency basis over the 2021 level.
In 2022, we expect the effects of the termination of interest rate contracts that were entered into to manage our interest rate risk associated with our anticipated issuance of fixed rate debt to favorably impact other income, net by approximately $15 million.
Our underlying effective tax rate is projected to be higher in 2022 than in 2021. We estimate that our 2022 effective tax rate, including the net favorable impact of anticipated discrete tax items, will approximate 22% as compared to 21.5% in 2021. Excluding projected taxes associated with special charges and transaction and integration expenses, we estimate that our adjusted effective tax rate will approximate 22% in 2022, as compared to an adjusted effective tax rate of 20.1% in 2021.
Diluted earnings per share was $2.80 in 2021. Diluted earnings per share for 2022 is projected to range from $2.89 to $2.94. Excluding the per share impact of (i) special charges of $0.16; (ii) transaction and integration expenses, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA, of $0.14; and (iii) the gain realized upon our sale of an unconsolidated operation of $0.05, adjusted diluted earnings per share was $3.05 in 2021. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.13 and from integration expenses of $0.01, is projected to range from $3.03 to $3.08 in 2022. We expect adjusted diluted earnings per share to range from a decline of 1% to an increase of 1%, which includes a 2% unfavorable impact from currency rates, or to grow by 1% to 3% on a constant currency basis over adjusted diluted earnings per share of $3.05 in 2021.
RESULTS OF OPERATIONS – COMPANY

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net sales	$1,536.8	$1,556.7	$3,059.2	$3,038.2
Percent (decrease) increase	(1.3)%	11.1%	0.7%	16.3%
Components of percent change in net sales – increase (decrease):
Volume and product mix	(6.6)%	3.3%	(4.0)%	8.9%
Pricing actions	6.8%	(0.1)%	5.8%	0.3%
Acquisitions	—%	4.4%	0.3%	4.2%
Foreign exchange	(1.5)%	3.5%	(1.4)%	2.9%
Gross profit	$523.0	$614.6	$1,083.4	$1,192.1
Gross profit margin	34.0%	39.5%	35.4%	39.2%

Sales for the second quarter of 2022 decreased by 1.3% from the prior year level and increased by 0.2% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). The impact of restrictive measures related to COVID-19 resurgences in China, our operations in Russia and Ukraine, the exit of our rice product line in India, and the effects of a trade replenishment that occurred in the quarter ended May 31, 2021, contributed approximately 4% to our sales decline as compared to 2021. Unfavorable volume and product mix decreased sales by 6.6%. That decrease was driven by our consumer segment, including the previously noted effects of a trade replenishment that occurred in the quarter ended May 31, 2021, and lower sales in China, Russia, Ukraine and India, as compared to the second quarter of 2021. The decrease in consumer segment sales was partially offset by higher sales of our flavor solutions segment, as demand was elevated as compared to the corresponding period in 2021. Pricing actions, taken in response to the inflationary cost environment, increased sales by 6.8% compared to the prior year period. Sales were also impacted by unfavorable foreign currency rates that decreased net sales by 1.5% in the second quarter of 2022 compared to the year-ago quarter and is excluded from our measure of sales growth of 0.2% on a constant currency basis.

Sales for the six months ended May 31, 2022 increased by 0.7% from the prior year level and by 2.1% on a constant currency basis. The impact of restrictive measures related to COVID-19 resurgences in China, our operations in Russia and Ukraine, and the exit of our rice product line in India contributed 1.3% of our sales decline as compared to 2021. Unfavorable volume and product mix decreased sales by 4.0% with growth from flavor solutions segment sales being more than offset by a decline in consumer segment sales. In addition, pricing actions, taken in response to the inflationary cost environment, added 5.8% and acquisitions added 0.3% to sales, both as compared to the prior year period. Sales were impacted by unfavorable foreign currency rates that decreased sales by 1.4% in the six months ended May 31, 2022 as compared to the year-ago period and is excluded from our measure of sales growth of 2.1% on a constant currency basis.

Gross profit for the second quarter of 2022 decreased by $91.6 million, or 14.9%, from the comparable period in 2021. Our gross profit margin for the three months ended May 31, 2022 was 34.0%, a decrease of 550 basis points from the comparable period in 2021. The decrease in gross profit margin in the quarter ended May 31, 2022 was driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment of 250 basis points, increased commodity, packaging materials and transportation costs, higher conversion costs and a less favorable product mix both within and between our segments, each as compared to the 2021 period. These unfavorable impacts were partially offset by cost savings led by our Comprehensive Continuous Improvement ("CCI") program.

Gross profit for the six months ended May 31, 2022 decreased by $108.7 million, or 9.1%, from the comparable period in 2021. Our gross profit margin for the six months ended May 31, 2022 was 35.4%, a decrease of 380 basis points from the same period in 2021 driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment of 220 basis points, increased commodity, packaging materials and transportation costs, higher conversion costs and a less favorable product mix both within and between our segments, each as compared to the 2021 period. These unfavorable impacts were partially offset by cost savings led by our CCI program. In addition, our gross profit for the six months ended May 31, 2021 was burdened by $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021. Excluding those transaction and integration expenses, adjusted gross profit margin declined 400 basis points to 35.4% in 2022 from 39.4% in 2021.

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Selling, general & administrative expense (SG&A)	$349.2	$356.6	$682.5	$677.9
Percent of net sales	22.7%	22.9%	22.3%	22.3%
SG&A decreased by $7.4 million in the second quarter of 2022 compared to the 2021 level, driven by lower performance-based employee incentive expenses, partially offset by less favorable investment results associated with non-qualified retirement plan assets, higher investment associated with the implementation of our global enterprise resource planning (ERP) platform and increased distribution costs, all as compared to the 2021 period. SG&A as a percentage of net sales decreased by 20 basis points from the prior year level, due primarily to the net impact of the previously mentioned factors.
SG&A increased by $4.6 million in the six months ended May 31, 2022 compared to the 2021 level, driven by less favorable investment results associated with non-qualified retirement plan assets, higher investment associated with the implementation of our global ERP platform, increased distribution costs and SG&A associated with the acquired FONA business, partially offset by lower performance-based employee incentive expenses, all as compared to the 2021 period. SG&A as a percent of net sales for the six months ended May 31, 2022 was comparable to the prior year level, due primarily the offsetting impacts of the previously mentioned factors.

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Total special charges	$15.1	$13.7	$34.6	$14.8

During the three months ended May 31, 2022, we recorded $15.1 million of net special charges. Those special charges principally consisted of $22.2 million associated with the exit of our consumer business in Russia, as more fully described in note 2 of the notes to the accompanying financial statements, $2.5 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), streamlining actions of $3.2 million in the Americas region, and $2.8 million in the EMEA region. These charges were offset by a $13.6 million gain, on the sale of our Kohinoor brand as well as a reversal of $-2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.

During the six months ended May 31, 2022, we recorded $34.6 million of net special charges. Those special charge consisted principally of $22.2 million associated with the exit of our consumer business in Russia, as more fully described in note 2 of the notes to the accompanying financial statements, $17.4 million associated with the transition of a manufacturing facility in EMEA, as more fully described in note 2 of the notes to the accompanying financial statements, streamlining actions of $5.3 million in the Americas region, and $4.3 million in the EMEA region. These charges were offset by a $13.6 million gain, on the sale of our Kohinoor brand, as we exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021, as well as a reversal of $-2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.

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

Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying financial statements.

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Transaction expenses included in cost of goods sold	$—	$—	$—	$6.3
Other transaction and integration expenses	1.5	6.9	2.2	25.7
Total transaction and integration expenses	$1.5	$6.9	$2.2	$32.0

During the three months ended May 31, 2022, we recorded $1.5 million of integration expenses related to our acquisition of FONA, as compared to $6.9 million of integration expenses in the 2021 period related to our acquisitions of Cholula and FONA. During the six months ended May 31, 2022, we recorded $2.2 million of integration expenses related to our acquisition of FONA.

During the six months ended May 31, 2021, we recorded $32.0 million of transaction and integration expenses related to our acquisitions of Cholula and FONA. These costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, (ii) $13.8 million of other transaction costs primarily related to outside advisory, service and consulting costs, and (iii) $11.9 million of integration expenses.

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Interest expense	$33.7	$35.6	$66.8	$69.4
Other income, net	6.3	3.9	12.5	8.5

Interest expense decreased by $1.9 million and $2.6 million for the three and six months ended May 31, 2022, respectively, driven by a decrease in average total borrowings, as compared to the prior year periods. Other income, net for the three and six months ended May 31, 2022 increased by $2.4 million and $4.0 million, respectively, driven by higher non-service cost income associated with our pension and postretirement benefit plans and an increase in interest income, each as compared to the prior year period.

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Income from consolidated operations before income taxes	$129.8	$205.7	$309.8	$412.8
Income tax expense	21.7	45.4	56.1	104.0
Effective tax rate	16.7%	22.1%	18.1%	25.2%
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

Income tax expense for the three months ended May 31, 2022 included $9.0 million of net discrete tax benefits consisting principally of the following: (i) $1.1 million of excess tax benefits associated with stock-based compensation, (ii) $4.1 million of net tax benefits associated with the adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, (iii) $1.3 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, and (iv) $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business.

Income tax expense for the six months ended May 31, 2022 included $19.3 million of net discrete tax benefits consisting principally of the following: (i) $8.7 million of excess tax benefits associated with stock-based compensation, (ii) $4.1 million of net tax benefits associated with an adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, (iii) $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iv) $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business, and (v) $1.5 million from the resolution of tax uncertainties in non-U.S. jurisdictions, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in certain non-US jurisdictions.

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

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Income from unconsolidated operations	$10.4	$23.4	$19.7	$36.7

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased by $13.0 million and $17.0 million for the three and six months ended May 31, 2022, as compared to the year ago period. Both the three and six months ended May 31, 2021 include an after-tax gain of $13.4 million on the sale of an unconsolidated operation. The decrease for the six months ended May 31, 2022 was also impacted by lower earnings of our largest joint venture, McCormick de Mexico, as compared to the 2021 period.
The following table outlines the major components of the change in diluted earnings per share from 2021 to 2022:

	Three months ended May 31,	Six months ended May 31,
2021 Earnings per share – diluted	$0.68	$1.28
Impact of change in operating income	(0.24)	(0.34)
Increase in special charges, net of taxes	—	(0.05)
Decrease in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	0.02	0.13
Increase in other income	0.01	0.01
Decrease in income from unconsolidated operations	(0.05)	(0.06)
Impact of change in effective income tax rate, excluding taxes on special charges and transaction and integration expenses	0.02	0.04
2022 Earnings per share – diluted	$0.44	$1.01

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
CONSUMER SEGMENT

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Net sales	$866.1	$945.2	$1,792.2	$1,892.0
Percent (decrease) increase	(8.4)%	(1.8)%	(5.3)%	13.8%
Segment operating income	$124.8	$176.8	$291.8	$366.7
Segment operating income margin	14.4%	18.7%	16.3%	19.4%

In the second quarter of 2022, sales of our consumer segment decreased 8.4% as compared to the second quarter of 2021 and decreased by 6.9% on a constant currency basis. That 8.4% decrease included lower sales of our consumer business in all regions, as compared to the prior year quarter. The impact of restrictive measures related to COVID-19 resurgences in China, our operations in Russia and Ukraine, the exit of our rice product line in India, and the effects of a trade replenishment that occurred in the quarter ended May 31, 2021, contributed approximately 5% to that sales decline as compared to 2021. Unfavorable volume and product mix decreased consumer segment sales by 13.3% in the second quarter of 2022 as compared to the same period last year, including the previously noted effects of a trade replenishment that occurred in the quarter ended May 31, 2021, lower sales in China, Russia, Ukraine and India, and the impact of price elasticity, all as compared to the second quarter of 2021. Pricing actions, taken in response to increased costs, favorably impacted sales by 6.4% as compared to the prior year period. Sales in the second quarter of 2022 reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 1.5% compared to the year-ago quarter and is excluded from our measure of sales decline of 6.9% on a constant currency basis.

In the Americas region, consumer sales decreased 4.2% in the second quarter of 2022 as compared to the same quarter of 2021 and decreased by 4.1% on a constant currency basis. For the second quarter of 2022, unfavorable volume and product mix decreased sales by 11.5% as compared to the corresponding period in 2021. This reduction included the effect of a trade replenishment that occurred in the quarter ended May 31, 2021 as well as the impact of price elasticity. Pricing actions increased sales by 7.4% as compared to the prior year period. The unfavorable impact of foreign currency rates decreased sales by 0.1% in the quarter and is excluded from our measure of sales decline of 4.1% on a constant currency basis.

In the EMEA region, consumer sales decreased 18.1% in the second quarter of 2022 as compared to the same quarter of 2021 and decreased by 10.8% on a constant currency basis. Sales were impacted by unfavorable volume and product mix during the second quarter of 2022 that decreased sales by 15.5% from the prior year level. The decrease was driven by an easing of at-home consumption, including lower sales of our homemade dessert products in France and the impact of less restrictive COVID-19 related measures, all as compared to the three months ended May 31, 2021. Additionally, the invasion of Ukraine by Russia has resulted in a decrease in sales due to our suspension of operations in Ukraine and our exit of the consumer business in Russia. Pricing actions, taken in response to the inflationary cost environment, increased sales by 4.7% as compared to the 2021 period. During the second quarter of 2022, an unfavorable impact from foreign currency rates decreased sales by 7.3% compared to the year-ago period and is excluded from our measure of sales decline of 10.8% on a constant currency basis.

In the Asia/Pacific region, consumer sales decreased 17.6% in the second quarter of 2022 as compared to the second quarter of 2021, with minimal impact from foreign currency rates. For the quarter ended May 31, 2022, lower volume and unfavorable product mix decreased sales by 20.7%, driven by the effect of restrictive measures related to COVID-19 resurgences in China and the exit of our rice product line in India. Pricing actions, taken in response to the inflationary cost environment, increased sales by 3.1% as compared to the prior year period.

For the six months ended May 31, 2022, our consumer segment sales decreased 5.3% as compared to the six months ended May 31, 2021 and decreased by 4.2% on a constant currency basis. That 5.3% sales decrease was driven by lower sales of our consumer business in all regions during the six months ended May 31, 2022, as compared to the prior year period. Lower volume and unfavorable product mix decreased sales by 9.6%. Pricing actions, taken in response to inflationary cost pressures, increased sales by 5.4% in the first half of 2022 as comparison to the prior year level. An unfavorable impact from foreign currency rates decreased sales by 1.1% compared to the prior year and is excluded from our measure of sales decline of 4.2% on a constant currency basis.

Segment operating income for our consumer segment decreased by $52.0 million, or 29.4%, in the second quarter of 2022 as compared to the second quarter of 2021. The decrease in segment operating income was driven by lower sales and increased commodity, transportation and conversion costs, partially offset by pricing actions in response to increased costs, CCI-led cost savings and lower performance-based employee incentive expenses, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 430 basis points from the second quarter of 2021 to 14.4% in the second quarter of 2022. That decrease was principally the result of a decrease in gross margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and a less favorable product mix, all as compared to 2021. Higher

SG&A as a percentage of net sales, including increased distribution costs, and the unfavorable impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2021 level, also contributed to the decrease. On a constant currency basis, segment operating income for our consumer segment decreased by 28.5% in the second quarter of 2022 in comparison to the same period in 2021.

Segment operating income for our consumer segment decreased by $74.9 million, or 20.4%, for the six months ended May 31, 2022 as compared to the same period in 2021. The decrease in segment operating income was driven by lower sales and increased commodity, transportation and conversion costs, partially offset by pricing actions in response to increased costs, CCI-led cost savings and lower performance-based employee incentive expenses, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 310 basis points from the first half of 2021 to 16.3%, driven by a decrease in consumer gross profit margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and a less favorable product mix, all as compared to the 2021 level. Higher SG&A as a percentage of net sales, including increased distribution costs, and the unfavorable impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2021 level, also contributed to the decrease. On a constant currency basis, segment operating income for our consumer segment declined by 19.9% in the six months ended May 31, 2022 in comparison to the same period in 2021.
FLAVOR SOLUTIONS SEGMENT

	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Net sales	$670.7	$611.5	$1,267.0	$1,146.2
Percent increase	9.7%	39.5%	10.5%	20.5%
Segment operating income	$49.0	$81.2	$109.1	$153.8
Segment operating income margin	7.3%	13.3%	8.6%	13.4%

In the second quarter of 2022, sales of our flavor solutions segment increased by 9.7% as compared to the second quarter of 2021, and increased by 11.4% on a constant currency basis. The sales increase in the second quarter of 2022 was driven by growth in our Americas and EMEA regions, partially offset by our Asia/Pacific region, which was unfavorably impacted by the restrictive measures in place during the 2022 quarter related to COVID-19 resurgences in China. Favorable volume and product mix increased segment sales by 4.1% in the second quarter of 2022 as compared to the same period in 2021, due, in part, to the continued recovery of away-from-home demand. Pricing actions during the second quarter of 2022 also increased sales by 7.3%. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 1.7% compared to the year-ago quarter and is excluded from our measure of sales growth of 11.4% on a constant currency basis.

In the Americas region, flavor solutions sales increased by 11.6% in the second quarter of 2022 as compared to the second quarter of 2021, with minimal impact from foreign currency rates. Favorable volume and product mix increased flavor solutions sales in the Americas by 3.0% during the second quarter of 2022, driven by growth in sales to packaged food and beverage companies and branded foodservice customers that benefited from the continued recovery of away-from-home demand, each as compared to the year ago period. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 8.6% during the quarter ended May 31, 2022 as compared to the prior year period.

In the EMEA region, flavor solutions sales increased by 12.2% in the second quarter of 2022 as compared to the second quarter of 2021 and increased by 19.2% on a constant currency basis. Favorable volume and product mix increased segment sales in the EMEA region by 13.6% as compared to the corresponding period in 2021. The increase was driven by higher sales to quick service restaurants and branded foodservice customers due, in part, to the continued recovery of away-from-home demand. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 5.6% in the second quarter of 2022 as compared to the prior period level. An unfavorable impact from foreign currency rates decreased sales by 7.0% compared to the second quarter of 2021 and is excluded from our measure of sales growth of 19.2% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales decreased 8.2% in the second quarter of 2022 as compared to the second quarter of 2021, and decreased by 5.9% on a constant currency basis. Lower volume and unfavorable product mix decreased sales by 8.6% in the second quarter of 2022 driven by lower sales to our quick service restaurant customers in China that were significantly impacted by restrictive measures taken in response to a resurgence of COVID-19 in the country. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 2.7% as compared to the prior year period.

An unfavorable impact from foreign currency rates decreased sales by 2.3% compared to the second quarter of 2021 and is excluded from our measure of sales decline of 5.9% on a constant currency basis.

For the six months ended May 31, 2022, our flavor solutions sales increased 10.5% as compared to the six months ended May 31, 2021 and increased by 12.4% on a constant currency basis. Driving that increase in sales was higher demand during the 2022 period due to the aforementioned improvement in away-from-home eating, which was partially offset by the impact of the restrictive measures taken in response to a resurgence of COVID-19 in China. Volume and product mix contributed 5.1% of the increase in addition to pricing actions which added 6.4% to sales for the first half of 2022, both in comparison to the prior year levels. The incremental impact of our acquisition of FONA added 0.9% to segment sales for the six months ended May 31, 2022. An unfavorable impact from foreign currency rates decreased sales by 1.9% compared to the prior year and is excluded from our measure of sales growth of 12.4% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $32.2 million, or 39.7%, in the second quarter of 2022 as compared to the second quarter of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, as well as costs related to supply chain investments, which was partially offset by a higher level of sales, including pricing actions in response to the inflationary cost environment, lower performance-based employee incentive expenses and CCI-led cost savings, all as compared to the prior year period. Segment operating margin for our flavor solutions segment decreased by 600 basis points from the prior year level to 7.3% in the second quarter of 2022. That decrease was principally the result of a decrease in gross margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and higher conversion costs, including the costs related to our supply chain investments, partially offset by CCI-led cost savings and a decrease in SG&A as percentage of sales, all as compared to the 2021 period. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 38.8% in the second quarter of 2022 as compared to the same period in 2021.

Segment operating income for our flavor solutions segment decreased by $44.7 million, or 29.1%, for the six months ended May 31, 2022 as compared to the same period of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, as well as costs related to supply chain investments, which was partially offset by a higher level of sales, including pricing actions in response to the inflationary cost environment, and CCI-led cost savings, all as compared to the prior year period. Segment operating margin for our flavor solutions segment decreased by 480 basis points in the first half of 2022 to 8.6%, driven by a lower segment gross margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and higher conversion costs, including the costs related to our supply chain investments, partially offset by CCI-led cost savings and a decrease in SG&A as percentage of sales, all as compared to the first six months of 2021. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 25.5% in the six months ended May 31, 2022, in comparison to the same period in 2021.

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

Foreign Exchange Risk
We are exposed to foreign currency risk affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. Management assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contract and currency swaps with highly-rated financial institutions to reduce fluctuations in the long or short currency positions. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. All derivatives are designated as hedges.

The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2022	November 30, 2021
Forward foreign currency:
Notional value	$482.0	$583.6
Unrealized net gain	2.4	5.5
Cross currency swaps:
Notional value	950.4	508.5
Unrealized net gain (loss)	19.2	(3.6)
The outstanding notional value is a result of our decisions on foreign currency exposure coverage, based on our foreign currency and foreign currency translation exposures.
Interest Rate Risk
We manage our interest rate exposure by entering into both fixed and variable rate debt arrangements. We use interest rate swaps to minimize worldwide financing costs and to achieve a desired mix of fixed and variable rate debt. We also use treasury lock contracts to manage our interest rate risk associated with the anticipated issuance of fixed rate debt. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments, and all derivatives are designated as hedges.
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	May 31, 2022	November 30, 2021
Notional value	$600.0	$350.0
Unrealized net (loss) gain	(16.8)	23.1
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivative contracts.

The following table sets forth the notional values and unrealized net gain of our treasury lock contracts:

	May 31, 2022	November 30, 2021
Notional value	$200.0	$—
Unrealized net gain	16.9	—
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
NON-GAAP FINANCIAL MEASURES

The following table includes financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges – Special charges consist of expenses and income associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Special charges for the three and six months ended May 31, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021.
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
•Income from sale of unconsolidated operations — We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 11 of the notes to the accompanying financial statements, the sale of our 26% interest in Eastern resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement for the three months ended May 31, 2021, six months ended May 31, 2021, and year ended November 30, 2021.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2021	For the three months ended		For the six months ended		Estimated for the year ending November 30, 2022
		May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Gross profit	$2,494.6	$523.0	$614.6	$1,083.4	$1,192.1
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	—	—	6.3
Impact of special charges included in cost of goods sold (2)	4.7	—	—	—	—
Adjusted gross profit	$2,505.6	$523.0	$614.6	$1,083.4	$1,198.4
Adjusted gross profit margin (3)	39.7%	34.0%	39.5%	35.4%	39.4%

Operating income	$1,015.1	$157.2	$237.4	$364.1	$473.7
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	—	—	6.3
Impact of other transaction and integration expenses (1)	29.0	1.5	6.9	2.2	25.7
Impact of special charges included in cost of goods sold (2)	4.7	—	—		—
Impact of other special charges (2)	46.4	15.1	13.7	34.6	14.8
Adjusted operating income	$1,101.5	$173.8	$258.0	$400.9	$520.5
Adjusted operating income margin (4)	17.4%	11.3%	16.6%	13.1%	17.1%

Income tax expense	$192.7	$21.7	$45.4	$56.1	$104.0
Impact of transaction and integration expenses (1)	(2.7)	0.4	1.6	0.6	(4.3)
Impact of special charges	7.1	5.1	3.2	10.0	3.5
Adjusted income tax expense	$197.1	$27.2	$50.2	$66.7	$103.2
Adjusted income tax rate (5)	20.1%	18.6%	22.2%	19.2%	22.5%

Net income	$755.3	$118.5	$183.7	$273.4	$345.5
Impact of transaction and integration expenses (1)	38.0	1.1	5.3	1.6	36.3
Impact of special charges (2)	44.0	10.0	10.5	24.6	11.3
Impact of after-tax gain on sale of unconsolidated operation	(13.4)	—	(13.4)	—	(13.4)
Adjusted net income	$823.9	$129.6	$186.1	$299.6	$379.7

Earnings per share – diluted	$2.80	$0.44	$0.68	$1.01	$1.28	$2.89 to $2.94
Impact of transaction and integration expenses (1)	0.14	—	0.02	0.01	0.14	0.01
Impact of special charges (2)	0.16	0.04	0.04	0.09	0.04	0.13
Impact of after-tax gain on sale of unconsolidated operation	(0.05)	—	(0.05)	—	(0.05)	—
Adjusted earnings per share – diluted	$3.05	$0.48	$0.69	$1.11	$1.41	$3.03 to $3.08

(1)	Transaction and integration expenses include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include the effect of the fair value adjustment to acquired inventories on cost of goods sold and the unfavorable impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA, of $11.4 million or $0.04 per diluted share for the six months ended May 31, 2021, and $10.4 million or $0.04 per diluted share for the year ended November 30, 2021.

(2)	Special charges are more fully described in note 2 of notes to our accompanying consolidated financial statements. Special charges for the year ended November 30, 2021 include $4.7 million which is reflected in Cost of goods sold and an $11.2 million non-cash impairment charge associated with the impairment of certain intangible assets. Special charges for the three and six months ended May 31, 2022 include a $10.0 million non-cash intangible asset impairment charge associated with our exit of our business operations in Russia. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. Special charges for the three and six months ended May 31, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name.

(3)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(4)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(5)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $146.4 million and $346.6 million for the three and six months ended May 31, 2022, respectively, $226.3 million and $459.6 million for the three and six months ended May 31, 2021, respectively, and $982.2 million for the year ended November 30, 2021.

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

Rates of constant currency growth (decline) follow:

	Three Months Ended May 31, 2022
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	(4.2)%	(0.1)%	(4.1)%
EMEA	(18.1)%	(7.3)%	(10.8)%
Asia/Pacific	(17.6)%	—%	(17.6)%
Total Consumer	(8.4)%	(1.5)%	(6.9)%
Flavor Solutions segment:
Americas	11.6%	—%	11.6%
EMEA	12.2%	(7.0)%	19.2%
Asia/Pacific	(8.2)%	(2.3)%	(5.9)%
Total Flavor Solutions	9.7%	(1.7)%	11.4%
Total net sales	(1.3)%	(1.5)%	0.2%

Adjusted operating income:
Consumer segment	(29.4)%	(0.9)%	(28.5)%
Flavor Solutions segment	(39.7)%	(0.9)%	(38.8)%
Total adjusted operating income	(32.6)%	(0.9)%	(31.7)%

	Six Months Ended May 31, 2022
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	(1.1)%	—%	(1.1)%
EMEA	(16.1)%	(6.0)%	(10.1)%
Asia/Pacific	(9.8)%	1.0%	(10.8)%
Total Consumer	(5.3)%	(1.1)%	(4.2)%
Flavor Solutions segment:
Americas	11.8%	(0.1)%	11.9%
EMEA	13.6%	(7.9)%	21.5%
Asia/Pacific	(2.9)%	(2.0)%	(0.9)%
Total Flavor Solutions	10.5%	(1.9)%	12.4%
Total net sales	0.7%	(1.4)%	2.1%

Adjusted operating income:
Consumer segment	(20.4)%	(0.5)%	(19.9)%
Flavor Solutions segment	(29.1)%	(3.6)%	(25.5)%
Total adjusted operating income	(23.0)%	(1.4)%	(21.6)%
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

Projections for the Year Ending November 30, 2022
Percentage change in net sales	3% to 5%
Impact of unfavorable foreign currency exchange	2%
Percentage change in net sales in constant currency	5% to 7%

Percentage change in adjusted operating income	0% to 2%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted operating income in constant currency	2% to 4%

Percentage change in adjusted earnings per share — diluted	-1% to 1%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted earnings per share in constant currency — diluted	1% to 3%
LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2022	May 31, 2021

Net cash provided by operating activities	$154.4	$228.7
Net cash used in investing activities	(89.2)	(753.6)
Net cash (used in) provided by financing activities	(81.7)	377.9

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
Operating Cash Flow — Net cash provided by operating activities of $154.4 million for the six months ended May 31, 2022, decreased $74.3 million from the same period of 2021. This decrease was primarily driven by lower net income.
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

All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of May 31, 2022 and November 30, 2021, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $351.3 million and $274.3 million, respectively.
Investing Cash Flow — Cash used in investing activities of $89.2 million for the six months ended May 31, 2022 decreased by $664.4 million as compared to $753.6 million for the corresponding period in 2021. Our primary investing cash flows include the usage of cash associated with our acquisition of businesses and capital expenditures. Cash usage related to the acquisition of businesses was $706.4 million during the six months ended May 31, 2021, principally related to our acquisition of FONA. Investing cash flow for the six months ended May 31, 2022 includes $12.1 million net cash proceeds received on the sale of the Kohinoor brand name. During the first six months of 2022, capital expenditures decreased by $11.2 million from the 2021 level to $101.6 million. We expect 2022 capital expenditures to approximate $320 million to support our planned growth, including the multi-year program to replace our global enterprise resource planning (ERP) system and other initiatives.
Financing Cash Flow — Financing activities used cash of $81.7 million for the first six months of 2022, as compared to the corresponding period in 2021 when financing activities provided cash of $377.9 million. The variability between years is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Six months ended
	May 31, 2022	May 31, 2021

Net increase (decrease) in short-term borrowings	$128.0	$(429.4)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	999.6
Repayments of long-term debt	(15.3)	(3.5)
Net cash provided from borrowing activities	$112.7	$566.7
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
The following table outlines the activity in our share repurchase program for the six months ended May 31, 2022 and 2021 (in millions):

	2022	2021
Number of shares of common stock repurchased	0.13	—
Dollar amount	$12.9	$0.4
As of May 31, 2022, $563.1 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the six months ended May 31, 2022, we received proceeds of $36.1 million from exercised stock options as compared to $6.2 million received in the corresponding 2021 period. We repurchased $19.4 million and $13.0 million of common stock during the six months ended May 31, 2022 and 2021, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $198.2 million, or a per share dividend of $0.37, in the first six months of 2022 from $181.6 million, or a per share dividend of $0.34, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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

At May 31, 2022 and 2021, we temporarily used $158.1 million and $302.6 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2022 and 2021 were $890.7 million and $1,057.2 million, respectively. Those average short-term borrowings outstanding for the six months ended May 31, 2022 included average commercial paper outstanding of $851.8 million. Total average debt outstanding for the six months ended May 31, 2022 and 2021 was $5,445.7 million and $5,528.9 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2022, the exchange rates for the Canadian dollar and Australian dollar were higher than the U.S. dollar at November 30, 2021. At May 31, 2022, the exchange rates for the British pound sterling, Euro, Chinese renminbi, and Polish zloty were lower than the U.S. dollar at November 30, 2021.
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

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the Russia-Ukraine conflict, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

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
In February 2022, Russia invaded Ukraine. As a result, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, energy and fuel prices, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2021 to March 31, 2021	CS – 0	$—	—	$567 million
	CSNV – 0	$—	—
April 1, 2022 to April 30, 2022	CS – 28,974 (1)	$101.85	28,974	$565 million
	CSNV – 0	$—	—
May 1, 2022 to May 31, 2022	CS – 13,000	$99.08	13,000	$563 million
	CSNV – 0	$—	—
Total	CS – 41,974	$101.99	41,794	$563 million
	CSNV – 0	$—	—

(1)On April 13, 2022, we purchased 17,874 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on April 13, 2022.
As of May 31, 2022, $563.1 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2022, we issued 250,868 shares of CSNV in exchange for shares of CS and issued 4,406 shares of CS in exchange for shares of CSNV.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

Effective June 28, 2022, the Board of Directors of McCormick & Company, Incorporated (the “Company”) amended the Company’s 2022 Omnibus Incentive Plan (the “Plan”) to change the methodology by which limits on grants of stock options, stock appreciation rights, restricted stock, restricted stock units or unrestricted stock to any individual grantee during a calendar year are calculated. As amended, the Plan now provides that annual individual grants of each award type are limited to no more than one percent of the issued and outstanding shares of the Company’s common stock and common stock non-voting on November 30 of the calendar year immediately preceding the date of grant of the award. The amendment is intended to make the award limits in the Plan consistent with the Company’s prior 2013 Omnibus Incentive Plan. The amendment does not alter the overall number of shares of common stock reserved for issuance under the Plan. The foregoing description of the amending is qualified in its entirety by reference to Amendment No. 1 to the plan, which is an Exhibit to this report and incorporated by reference herein.

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

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated

February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*
(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan            Filed herewith
(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiii)Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.*
(xiv)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xv)Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*
(xvi)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2022, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2022, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

June 29, 2022	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

June 29, 2022	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer