Form 10-Q
period 2022-08-31
MCCORMICK & CO INC
filed 2022-10-06
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2022
Common Stock	17,606,187
Common Stock Non-Voting	250,600,835

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Net sales	$1,595.6	$1,549.4	$4,654.8	$4,587.6
Cost of goods sold	1,028.9	949.8	3,004.7	2,795.9
Gross profit	566.7	599.6	1,650.1	1,791.7
Selling, general and administrative expense	328.1	327.3	1,010.6	1,005.2
Transaction and integration expenses	—	1.3	2.2	27.0
Special charges	3.4	5.8	38.0	20.6
Operating income	235.2	265.2	599.3	738.9
Interest expense	37.9	33.9	104.7	103.3
Other income, net	77.4	3.5	89.9	12.0
Income from consolidated operations before income taxes	274.7	234.8	584.5	647.6
Income tax expense	59.3	31.5	115.4	135.5
Net income from consolidated operations	215.4	203.3	469.1	512.1
Income from unconsolidated operations	7.5	9.1	27.2	45.8
Net income	$222.9	$212.4	$496.3	$557.9
Earnings per share – basic	$0.83	$0.79	$1.85	$2.09
Earnings per share – diluted	$0.82	$0.79	$1.83	$2.07
Average shares outstanding – basic	268.3	267.4	268.1	267.2
Average shares outstanding – diluted	270.2	270.0	270.4	270.0
Cash dividends paid per share – voting and non-voting	$0.37	$0.34	$1.11	$1.02
Cash dividends declared per share – voting and non-voting	$0.37	$0.34	$0.74	$0.68
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Net income	$222.9	$212.4	$496.3	$557.9
Net income attributable to non-controlling interest	1.5	0.7	5.2	3.5
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	4.5	5.8	10.5	8.4
Currency translation adjustments	(114.9)	(78.4)	(162.2)	21.5
Change in derivative financial instruments	(22.1)	2.5	4.7	3.1
Deferred taxes	(3.9)	(2.8)	(18.8)	1.4
Total other comprehensive income (loss)	(136.4)	(72.9)	(165.8)	34.4
Comprehensive income	$88.0	$140.2	$335.7	$595.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2022	November 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$343.9	$351.7
Trade accounts receivable, net of allowances	565.8	549.5
Inventories, net
Finished products	668.8	556.2
Raw materials and work-in-process	710.7	626.1
	1,379.5	1,182.3
Prepaid expenses and other current assets	123.6	112.3
Total current assets	2,412.8	2,195.8
Property, plant and equipment, net	1,139.1	1,140.3
Goodwill	5,209.7	5,335.8
Intangible assets, net	3,396.6	3,452.5
Other long-term assets	782.8	781.4
Total assets	$12,941.0	$12,905.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,436.4	$539.1
Current portion of long-term debt	20.6	770.3
Trade accounts payable	1,143.5	1,064.2
Other accrued liabilities	539.9	850.2
Total current liabilities	3,140.4	3,223.8
Long-term debt	3,904.8	3,973.3
Deferred taxes	816.3	792.3
Other long-term liabilities	472.8	490.9
Total liabilities	8,334.3	8,480.3
Shareholders’ equity
Common stock	564.3	530.0
Common stock non-voting	1,566.6	1,525.1
Retained earnings	3,048.4	2,782.4
Accumulated other comprehensive loss	(590.0)	(426.5)
Total McCormick shareholders' equity	4,589.3	4,411.0
Non-controlling interests	17.4	14.5
Total shareholders’ equity	4,606.7	4,425.5
Total liabilities and shareholders’ equity	$12,941.0	$12,905.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2022	2021
Operating activities
Net income	$496.3	$557.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	148.2	139.1
Stock-based compensation	49.1	54.2
Gain on the sale of intangible asset	(13.6)	—
Gain on the sale of a business	(49.6)	—
Asset impairment charge	10.0	6.5
Amortization of inventory fair value adjustments associated with acquisitions	—	6.3
Income from unconsolidated operations	(27.2)	(45.8)
Changes in operating assets and liabilities (net of businesses acquired and disposed)
Trade accounts receivable	(43.6)	1.3
Inventories	(238.5)	(156.5)
Trade accounts payable	100.8	(16.7)
Other assets and liabilities	(209.6)	(195.2)
Dividends from unconsolidated affiliates	27.8	21.8
Net cash flow provided by operating activities	250.1	372.9
Investing activities
Acquisition of businesses (net of cash acquired)	—	(706.4)
Proceeds from sale of business	95.2	—
Proceeds from sale of unconsolidated operation	—	65.4
Proceeds from sale of intangible asset	13.6	—
Capital expenditures (including software)	(166.8)	(189.9)
Other investing activities	2.5	0.3
Net cash flow used in investing activities	(55.5)	(830.6)
Financing activities
Short-term borrowings, net	898.1	(118.9)
Long-term debt borrowings	—	1,001.5
Payment of debt issuance costs	—	(1.9)
Long-term debt repayments	(768.7)	(255.3)
Proceeds from exercised stock options	39.9	10.5
Taxes withheld and paid on employee stock awards	(19.4)	(13.3)
Common stock acquired by purchase	(26.1)	(3.2)
Dividends paid	(297.5)	(272.4)
Net cash flow (used in) provided by financing activities	(173.7)	347.0
Effect of exchange rate changes on cash and cash equivalents	(28.7)	(0.3)
Decrease in cash and cash equivalents	(7.8)	(111.0)
Cash and cash equivalents at beginning of period	351.7	423.6
Cash and cash equivalents at end of period	$343.9	$312.6
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2022
Balance, May 31, 2022	17.8	250.5	$2,119.2	$2,933.6	$(454.6)	$16.9	$4,615.1
Net income			—	222.9	—	—	222.9
Net income attributable to non-controlling interest			—	—	—	1.5	1.5
Other comprehensive loss, net of tax			—	—	(135.4)	(1.0)	(136.4)
Dividends			—	(99.2)	—	—	(99.2)
Stock-based compensation			12.2	—	—	—	12.2
Shares purchased and retired	(0.2)	—	(4.8)	(8.9)	—	—	(13.7)
Shares issued	0.1	—	4.3	—	—	—	4.3
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, August 31, 2022	17.6	250.6	$2,130.9	$3,048.4	$(590.0)	$17.4	$4,606.7

Nine months ended August 31, 2022
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	496.3	—	—	496.3
Net income attributable to non-controlling interest			—	—	—	5.2	5.2
Other comprehensive loss, net of tax			—	—	(163.5)	(2.3)	(165.8)
Dividends			—	(198.4)	—	—	(198.4)
Stock-based compensation			49.1	—	—	—	49.1
Shares purchased and retired	(0.5)	—	(14.9)	(31.9)	—	—	(46.8)
Shares issued	1.3	0.1	41.6	—	—	—	41.6
Equal exchange	(1.0)	1.0	—	—	—	—	—
Balance, August 31, 2022	17.6	250.6	$2,130.9	$3,048.4	$(590.0)	$17.4	$4,606.7

Three months ended August 31, 2021
Balance, May 31, 2021	18.1	249.2	$2,027.1	$2,660.5	$(362.3)	$15.5	$4,340.8
Net income			—	212.4	—	—	212.4
Net income attributable to non-controlling interest			—	—	—	0.7	0.7
Other comprehensive income (loss), net of tax			—	—	(73.3)	0.4	(72.9)
Dividends			—	(90.9)	—	—	(90.9)
Stock-based compensation			11.6	—	—	—	11.6
Shares purchased and retired	(0.1)	—	(0.9)	(2.0)	—	—	(2.9)
Shares issued	0.1	—	4.3	—	—	—	4.3
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, August 31, 2021	18.0	249.3	$2,042.1	$2,780.0	$(435.6)	$16.6	$4,403.1

Nine months ended August 31, 2021
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	557.9	—	—	557.9
Net income attributable to non-controlling interest			—	—	—	3.5	3.5
Other comprehensive income (loss), net of tax			—	—	35.2	(0.8)	34.4
Dividends			—	(181.7)	—	—	(181.7)
Stock-based compensation			54.2	—	—	—	54.2
Shares purchased and retired	(0.2)	—	(5.3)	(11.8)	—	—	(17.1)
Shares issued	0.6	—	11.9	—	—	—	11.9
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, August 31, 2021	18.0	249.3	$2,042.1	$2,780.0	$(435.6)	$16.6	$4,403.1
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
The results of consolidated operations for the nine-month period ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. Arrangements that were entered into during the nine months ended August 31, 2022, including our new revolving credit facility expiring in July 2023 and cross-currency interest rate swaps expiring in April 2030, no longer use LIBOR as a reference rate. However, LIBOR continues to be the reference rate for our variable rate debt, including our revolving credit facility expiring in July 2026, interest rate swaps, and the cross-currency interest rate swaps expiring in August 2027. The phase out of LIBOR reference rates will occur at different dates and began on January 1, 2022. Our adoption of this new standard occurred during the three months ended February 28, 2022, in conjunction with the first phase-out of a LIBOR reference rate. There was no material impact to our consolidated financial statements during the nine months ended August 31, 2022, nor do we expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.
Recently Issued Accounting Pronouncements — Pending Adoption

In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for all interim and annual periods of our fiscal year ending November 30, 2024. The new standard’s requirement to disclose a rollforward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. Early adoption is permitted. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements.

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

The following is a summary of special charges recognized in the three and nine months ended August 31, 2022 and 2021
(in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Employee severance and related benefits	$1.9	$2.8	$23.6	$7.6
Other costs
Cash	0.9	3.0	6.9	6.5
Non-Cash	0.6	—	21.1	6.5
Total special charges	3.4	5.8	51.6	20.6
Gain on sale of exited brand	—	—	(13.6)	—
Total	$3.4	$5.8	$38.0	$20.6

During the three months ended August 31, 2022, we recorded $3.4 million of special charges. Those special charges principally consisted of $1.0 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below, $0.8 million associated with the exit of our consumer business in Russia, as more fully described below, and streamlining actions of $0.4 million in the Americas region, and $1.2 million in the EMEA region.

During the nine months ended August 31, 2022, we recorded $38.0 million of net special charges. Those special charges consisted principally of $23.0 million associated with the exit of our consumer business in Russia, as more fully described below, $18.4 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $5.7 million in the Americas region, and $5.5 million in the EMEA region. These charges were offset by a $13.6 million gain, on the sale of our Kohinoor brand discussed below as well as a reversal of $2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.

In the second quarter of 2022, our Management Committee approved the exit of our consumer business in Russia. As a result, in the second quarter of 2022 we recognized $22.2 million of special charges. These special charges included a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value, $2.5 million of employee severance and $1.8 million of other related exit costs directly associated with the exit plan that we anticipated will be paid in the next twelve months, and a non-cash $7.9 million reclassification of the cumulative translation adjustment previously reflected in accumulated other comprehensive income (loss) to earnings associated with the exit of our business in Russia. During the three months ended August 31, 2022, we recorded an additional $0.8 million of employee severance charges.

In the first quarter of 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $30 million—to be recognized as special charges in our consolidated income statement through 2023. Of that $30 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, decommissioning and other property related lease exit costs, all directly related to the initiative. During the three months ended August 31, 2022, we recorded $0.6 million in accelerated depreciation and $0.4 million in third party expenses and other costs. During the nine months ended August 31, 2022, we recorded $12.5 million in severance and related benefits costs, $3.3 million in accelerated depreciation and $2.6 million in third party expenses and other costs.

We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. During the nine months ended August 31, 2022, we sold the Kohinoor brand name for $13.6 million, net of costs associated with the sale of $1.4 million, and reflected the gain of $13.6 million associated with this sale within special charges.

During the three months ended August 31, 2021, we recorded $5.8 million of special charges, consisting principally of streamlining actions of $1.8 million in the Americas region, $1.7 million in the EMEA region, $0.8 million in the Asia Pacific (APAC) region, and $0.7 million associated with our GE initiative as more fully described below.

During the nine months ended August 31, 2021, we recorded $20.6 million of special charges, consisting principally of streamlining actions of $7.0 million in the Americas region, $3.0 million in the EMEA region, $0.8 million in the APAC region, and $0.7 million associated with our GE initiative, together with a non-cash asset impairment charge of $6.5 million associated with an administrative site that will be exited in conjunction with our decision to employ a hybrid work environment.

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

While we are continuing to fully develop the details of our GE operating model, we expect the cost of the GE initiative—to be recognized as special charges in our consolidated income statement over its expected multi-year course—to range from approximately $60 million to $65 million. Of that $60 million to $65 million, we estimate that approximately sixty percent will be attributable to cash payments associated with the related costs of the GE implementation and transition, including outside consulting and other costs, and approximately forty percent will be attributable to severance and related benefit payments, all directly related to this initiative. We have spent a cumulative total of $40.7 million on this initiative through August 31, 2022.

As of August 31, 2022, reserves associated with special charges, which are expected to be paid during the next twelve months, are included in trade accounts payable and other accrued liabilities in our consolidated balance sheet.

The following is a breakdown by business segment of special charges for the three and nine months ended August 31, 2022 and 2021 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Consumer segment	$1.8	$3.5	$16.1	$13.1
Flavor solutions segment	1.6	2.3	21.9	7.5
Total special charges	$3.4	$5.8	$38.0	$20.6

Transaction and Integration Expenses
The following are the transaction and integration expenses recognized during the three and nine months ended August 31, 2022 and 2021 relating to the acquisitions of Cholula Hot Sauce ("Cholula") and FONA International, LLC ("FONA") (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Transaction-related expenses included in cost of goods sold	$—	$—	$—	$6.3
Other transaction expenses	—	—	—	13.8
Integration expenses	—	1.3	2.2	13.2
Total transaction and integration expenses	$—	$1.3	$2.2	$33.3
We expect integration expenses related to our acquisition of FONA to total approximately $2.2 million in fiscal 2022.

3.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
During the three months ended August 31, 2022, we entered into a 364-day $500 million revolving credit facility, which will expire in July 2023. The current pricing for the credit facility, on a fully drawn basis, is SOFR + 1.23%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR + 1.60%. The provisions of this revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio, consistent with our $1.5 billion five-year revolving credit facility. We do not expect that this covenant would limit our access to this revolving credit facility for the foreseeable future.

Also during the three months ended August 31, 2022, we repaid our $750 million, 2.70% notes due in August 2022.
We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument, and all derivatives are designated as hedges. For the three and nine months ended August 31, 2022 and 2021, hedge ineffectiveness was not material. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.

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

At August 31, 2022, we had foreign currency exchange contracts to purchase or sell $539.5 million of foreign currencies as compared to $583.6 million at November 30, 2021. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedges of foreign currency denominated assets and liabilities include foreign currency exchange contracts with a notional value of $381.1 million at August 31, 2022. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. All foreign exchange contracts outstanding at August 31, 2022 have durations of less than 18 months, including $151.9 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.

We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate derivative contracts, including interest rate swap agreements, to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of August 31, 2022
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$30.8
Foreign exchange contracts	Other current assets	316.3	14.9	Other accrued liabilities	223.2	2.3
Cross currency contracts	Other current assets / Other long-term assets	439.6	57.5	Other long-term liabilities	443.2	7.7
Total			$72.4			$40.8
As of November 30, 2021
Interest rate contracts	Other current assets / Other long-term assets	$350.0	$23.1	Other long-term liabilities	$—	$—
Foreign exchange contracts	Other current assets	380.8	8.3	Other accrued liabilities	202.8	2.8
Cross currency contracts	Other current assets / Other long-term assets	251.0	4.4	Other long-term liabilities	257.5	8.0
Total			$35.8			$10.8

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

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three- and nine-months ended August 31, 2022 and 2021 (in millions):

Fair Value Hedges
Derivative	Income statement location	Income (expense)
		Three months ended August 31, 2022	Three months ended August 31, 2021	Nine months ended August 31, 2022	Nine months ended August 31, 2021
Interest rate contracts	Interest expense	$0.6	$2.1	$5.4	$6.1

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2022	2021	Hedged item		2022	2021
Three months ended August 31,
Foreign exchange contracts	Other income, net	$3.6	$5.6	Intercompany loans	Other income, net	$(3.2)	$(5.4)

Nine months ended August 31,
Foreign exchange contracts	Other income, net	$6.9	$(0.3)	Intercompany loans	Other income, net	$(6.1)	$1.1
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three and nine months ended August 31, 2022 and 2021.

Cash Flow Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2022	2021		2022	2021
Three months ended August 31,
Interest rate contracts	$1.8	$—	Interest expense/ Other income, net	$18.8	$0.2
Foreign exchange contracts	2.8	1.5	Cost of goods sold	0.7	(0.3)
Total	$4.6	$1.5		$19.5	$(0.1)
Nine months ended August 31,
Interest rate contracts	$18.7	$0.3	Interest expense/ Other income, net	$19.1	$0.4
Foreign exchange contracts	5.2	(0.9)	Cost of goods sold	0.7	(0.6)
Total	$23.9	$(0.6)		$19.8	$(0.2)

During the three months ended May 31, 2022, we entered into treasury lock arrangements with a notional amount totaling $200 million in order to manage our interest rate risk associated with the anticipated issuance of at least $200 million of fixed rate debt by August 2022. These treasury locks had a maturity date of August 12, 2022 and an average fixed rate of 1.89%. We designated these treasury lock arrangements as cash flow hedges with any unrealized gain, prior to settlement, recognized in accumulated other comprehensive income. During the three months ended August 31, 2022, we settled the $200 million notional treasury locks upon determining we would not issue fixed rate debt but rather enter into the previously described $500 million 364-day revolving credit facility. The proceeds received upon settlement of these treasury lock arrangements were $18.7 million and were recognized in Other income, net in our Condensed consolidated income statements for the three and nine months ended August 31, 2022.

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive loss expected to be reclassified in the next 12 months is $3.6 million as an increase to earnings.

Net Investment Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2022	2021		2022	2021
Three months ended August 31,
Cross currency contracts	$29.7	$8.4	Interest expense	$2.4	$0.4
Nine months ended August 31,
Cross currency contracts	$51.8	$4.9	Interest expense	$4.1	$1.1
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
At August 31, 2022 and November 30, 2021, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2022
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$343.9	$343.9	$—
Insurance contracts	109.1	—	109.1
Bonds and other long-term investments	6.8	6.8	—
Foreign currency derivatives	14.9	—	14.9
Cross currency contracts	57.5	—	57.5
Total	$532.2	$350.7	$181.5
Liabilities
Foreign currency derivatives	$2.3	$—	$2.3
Interest rate derivatives	30.8	—	30.8
Cross currency contracts	7.7	—	7.7
Total	$40.8	$—	$40.8

		November 30, 2021
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$351.7	$351.7	$—
Insurance contracts	132.2	—	132.2
Bonds and other long-term investments	5.1	5.1	—
Interest rate derivatives	23.1	—	23.1
Foreign currency derivatives	8.3	—	8.3
Cross currency contracts	4.4	—	4.4
Total	$524.8	$356.8	$168.0
Liabilities
Foreign currency derivatives	$2.8	$—	$2.8
Cross currency contracts	8.0	—	8.0
Total	$10.8	$—	$10.8
At August 31, 2022 and November 30, 2021, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.

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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	August 31, 2022	November 30, 2021
Carrying amount	$3,925.4	$4,743.6

Level 1 valuation techniques	$3,496.2	$4,722.3
Level 2 valuation techniques	178.9	199.2
Total fair value	$3,675.1	$4,921.5
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

The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended August 31, 2022 and 2021 (in millions):

	United States pension		International pension		Other postretirement benefits
	2022	2021	2022	2021	2022	2021
Service cost	$0.9	$0.9	$0.2	$0.3	$0.4	$0.5
Interest costs	6.5	6.5	1.7	1.8	0.4	0.4
Expected return on plan assets	(10.7)	(10.3)	(3.1)	(3.5)	—	—
Amortization of prior service costs	0.2	0.2	—	—	—	(0.1)
Amortization of net actuarial losses	2.2	2.7	0.3	0.6	(0.1)	—
Settlement loss	—	—	0.2	0.2	—	—
Total (income) expense	$(0.9)	$—	$(0.7)	$(0.6)	$0.7	$0.8

The following table presents the components of our pension (income) and other postretirement benefits expense for the nine months ended August 31, 2022 and 2021 (in millions):

	United States pension		International pension		Other postretirement benefits
	2022	2021	2022	2021	2022	2021
Service cost	$2.7	$2.8	$0.6	$0.8	$1.3	$1.5
Interest costs	19.7	19.5	5.3	5.3	1.2	1.2
Expected return on plan assets	(32.1)	(30.9)	(9.4)	(10.5)	—	—
Amortization of prior service costs	0.4	0.4	0.1	0.1	(0.2)	(0.3)
Amortization of net actuarial losses	6.5	8.2	1.0	1.7	(0.2)	—
Settlement loss	—	—	0.2	0.6	—	—
Total (income) expense	$(2.8)	$—	$(2.2)	$(2.0)	$2.1	$2.4

During the nine months ended August 31, 2022 and 2021, we contributed $9.9 million and $7.5 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2021 were $15.0 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits (income), excluding service cost components, was $(2.4) million and $(1.5) million for the three months ended August 31, 2022 and 2021, respectively. For the nine months ended August 31, 2022 and 2021, the net aggregate amount of pension and other postretirement benefits income was $(7.5) million and $(4.7) million, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Stock-based compensation expense	$12.2	$11.6	$49.1	$54.2

Our 2022 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2021 annual grant. The weighted-average grant-date fair value of each stock option granted in 2022 was $22.08 and in 2021 was $18.36 as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2022 and 2021 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2022	2021
Risk-free interest rates	0.2 - 2.5%	0.0 - 1.8%
Dividend yield	1.5%	1.5%
Expected volatility	21.2%	21.3%
Expected lives (in years)	7.6	7.9

The following is a summary of our stock option activity for the nine months ended August 31, 2022 and 2021:

	2022		2021
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.0	$59.71	4.5	$53.56
Granted	0.7	96.92	0.8	89.16
Exercised	(0.8)	47.40	(0.2)	48.60
Outstanding at end of the period	4.9	$67.13	5.1	$59.44
Exercisable at end of the period	3.5	$57.97	3.7	$51.19

As of August 31, 2022, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $95.9 million and for options currently exercisable was $93.4 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2022 and 2021 was $40.2 million and $7.3 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	563	$69.52	714	$61.74
Granted	208	94.21	219	86.86
Vested	(251)	71.90	(284)	62.31
Forfeited	(30)	84.27	(28)	75.02
Outstanding at end of period	490	$77.86	621	$69.75
The following is a summary of our price-vested stock options activity for the nine months ended August 31, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,193	$9.40	2,482	$9.40
Granted	—	—	15	9.66
Forfeited	(62)	9.40	(245)	9.42
Outstanding at end of period	2,131	$9.40	2,252	$9.40
The following is a summary of our LTPP activity for the nine months ended August 31, 2022 and 2021:

	2022		2021
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	497	$83.74	382	$71.20
Granted	151	95.00	141	98.30
Vested	(251)	75.26	(124)	51.73
Forfeited	(4)	95.29	(23)	89.44
Outstanding at end of period	393	$93.40	376	$86.73

7.    INCOME TAXES

Income tax expense for the three months ended August 31, 2022 included $3.8 million of net discrete tax expense consisting principally of the following: (i) $11.6 million of tax expense related to the sale of a business, (ii) $1.4 million of net tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iii) $4.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations and (iv) $1.3 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed.

Income tax expense for the nine months ended August 31, 2022 included $15.5 million of net discrete tax benefits consisting principally of the following: (i) $9.0 million of excess tax benefits associated with stock-based compensation, (ii) $4.1 million of net tax benefits associated with an adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, (iii) $3.9 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iv) $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business, (v) $6.2 million of tax benefits from the resolution of tax uncertainties, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (vi) $1.3 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed, and (vii) $11.6 million of tax expense related to the sale of a business.

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
Other than the discrete tax benefits previously mentioned and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2022.

As of August 31, 2022, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Average shares outstanding – basic	268.3	267.4	268.1	267.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.9	2.6	2.3	2.8
Average shares outstanding – diluted	270.2	270.0	270.4	270.0

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Anti-dilutive securities	1.6	0.8	0.7	0.6

The following table sets forth common stock activity (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.1	0.1	1.4	0.6
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.2	0.1	0.5	0.2
As of August 31, 2022, $549.9 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	August 31, 2022	November 30, 2021
Foreign currency translation adjustment (1)	$(409.7)	$(233.3)
Unrealized gain on foreign currency exchange contracts	5.0	0.6
Unamortized value of settled interest rate swaps	(0.5)	(0.2)
Pension and other postretirement costs	(184.8)	(193.6)
Accumulated other comprehensive loss	$(590.0)	$(426.5)
(1)During the nine months ended August 31, 2022, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $176.4 million, net of $51.8 million of unrealized gains associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Nine months ended		Affected Line Items in the Condensed Consolidated Income Statement
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.2)	$(0.4)	$(0.4)	Interest expense
Treasury lock contracts(1)	(18.7)	—	(18.7)	—	Other income, net
Foreign exchange contracts	(0.7)	0.3	(0.7)	0.6	Cost of goods sold
Total before tax	(19.5)	0.1	(19.8)	0.2
Tax effect	4.9	—	5.0	—	Income tax expense
Net, after tax	$(14.6)	$0.1	$(14.8)	$0.2

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (credit) (2)	$0.2	$0.1	$0.3	$0.2	Other income, net
Amortization of net actuarial losses (2)	2.6	3.5	7.5	10.5	Other income, net
Total before tax	2.8	3.6	7.8	10.7
Tax effect	(0.6)	(0.8)	(1.8)	(2.5)	Income tax expense
Net, after tax	$2.2	$2.8	$6.0	$8.2
(1)The settlement of these treasury locks is further described in note 3.

(2)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense (refer to note 5 for additional details). Amortization of net actuarial losses includes settlement losses.

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2022
Net sales	$927.9	$667.7	$1,595.6
Operating income excluding special charges and transaction and integration expenses	183.7	54.9	238.6
Income from unconsolidated operations	6.6	0.9	7.5

Three months ended August 31, 2021
Net sales	$921.9	$627.5	$1,549.4
Operating income excluding special charges and transaction and integration expenses	187.8	84.5	272.3
Income from unconsolidated operations	6.7	2.4	9.1

Nine months ended August 31, 2022
Net sales	$2,720.1	$1,934.7	$4,654.8
Operating income excluding special charges and transaction and integration expenses	475.5	164.0	639.5
Income from unconsolidated operations	23.4	3.8	27.2

Nine months ended August 31, 2021
Net sales	$2,813.9	$1,773.7	$4,587.6
Operating income excluding special charges and transaction and integration expenses	554.5	238.3	792.8
Income from unconsolidated operations	39.7	6.1	45.8

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2022
Operating income excluding special charges and transaction and integration expenses	$183.7	$54.9	$238.6
Less: Special charges	1.8	1.6	3.4
Operating income	$181.9	$53.3	$235.2

Three months ended August 31, 2021
Operating income excluding special charges and transaction and integration expenses	$187.8	$84.5	$272.3
Less: Special charges	3.5	2.3	5.8
Less: Transaction and integration expenses	0.2	1.1	1.3
Operating income	$184.1	$81.1	$265.2

Nine months ended August 31, 2022
Operating income excluding special charges and transaction and integration expenses	$475.5	$164.0	$639.5
Less: Special charges	16.1	21.9	38.0
Less: Transaction and integration expenses	—	2.2	2.2
Operating income	$459.4	$139.9	$599.3

Nine months ended August 31, 2021
Operating income excluding special charges and transaction and integration expenses	$554.5	$238.3	$792.8
Less: Special charges	13.1	7.5	20.6
Less: Transaction-related expenses included in cost of goods sold	4.0	2.3	6.3
Less: Other transaction and integration expenses	7.5	19.5	27.0
Operating income	$529.9	$209.0	$738.9

The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2022 and 2021 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended August 31, 2022	$1,141.7	$262.9	$191.0	$1,595.6
Three months ended August 31, 2021	1,084.5	283.4	181.5	1,549.4

Nine months ended August 31, 2022	3,266.8	841.2	546.8	4,654.8
Nine months ended August 31, 2021	3,130.7	890.7	566.2	4,587.6

11.    OTHER INCOME, NET

The following is a summary of Other income, net (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
Gain on sale of business	$49.6	$—	$49.6	$—
Gain on settlement of treasury locks (1)	18.7	—	18.7	—
Pension and other postretirement benefit income	2.4	1.5	7.5	4.7
Interest income	4.8	2.4	11.7	6.5
Other	1.9	(0.4)	2.4	0.8
Total other income, net	$77.4	$3.5	$89.9	$12.0
(1)The gain on the settlement of these treasury locks is further described in note 3.
On August 3, 2022, we sold the Kitchen Basics business for $95.2 million in cash, net of transaction expenses of $3.8 million. Assets disposed of principally included inventory, intangible assets ($6.3 million) and goodwill ($21.5 million). The sale of Kitchen Basics resulted in a pre-tax gain of $49.6 million.
12.    SALE OF UNCONSOLIDATED OPERATIONS
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

Recent Events
Recent events impacting our business include the inflationary cost environment and disruption in our supply chain, COVID-19, and Russia’s invasion of Ukraine, each of which are further discussed below. As more fully described below, we expect each of these factors will impact our fiscal 2022 performance. We anticipate that the remainder of fiscal 2022 will continue to be a dynamic macroeconomic environment. We expect elevated levels of cost inflation to persist throughout 2022. We anticipate that these headwinds will be partially mitigated by pricing actions in response to inflation, supply chain productivity improvements and cost savings initiatives. The effects of inflation have also resulted in central banks raising short-term interest rates. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, the severity and duration of the pandemic, the continued availability and effectiveness of vaccines and actions taken by government authorities, including restrictions, laws or regulations, and other third parties in response to the pandemic. Also, the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we continue to evaluate the extent to which they may impact our business, financial condition, or results of operations. These and other uncertainties with respect to recent events could result in changes to our current expectations. The potential effects of these recent events also could impact us in a number of other ways including, but not limited to, variations in the level of our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Inflationary Cost Environment and Supply Chain Disruption – During fiscal 2021, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. These inflationary cost increases have continued in 2022, but we expect they will be partially mitigated by pricing actions implemented in the fourth quarter of fiscal 2021 and during fiscal 2022, and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. During fiscal 2021, we also experienced additional pressure in our supply chain due to strained transportation capacity, as well as due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand. In response to these supply chain pressures, we have taken actions to build capacity as well as increase our supply chain related resources. We expect these pressures to continue throughout 2022. There has been, and we expect there could continue to be, a difference between the timing of when these pricing and other actions impact our results of operations and when the impact of cost inflation occurs. Additionally, the pricing actions we take have, in some instances, been impacted by price elasticity which unfavorably impacts our sales volume and mix.

Our interest expense is impacted by the overall interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. On August 31, 2022, we had total outstanding variable rate debt of approximately $1,495 million. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of August 31, 2022, we had total outstanding fixed to variable interest rate swaps of $600 million notional.

COVID-19: As a result of the COVID-19 pandemic, uncertainty with respect to its economic effects has impacted not only our operating results but also the global economy. The extent and nature of government actions varied during the quarters ended August 31, 2022 and 2021 based upon the then-current extent and severity of the COVID-19 pandemic within their respective countries and localities.

We continue to actively monitor the impact of COVID-19 on all aspects of our business. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food consumption and demand. While we continue to see strong levels of at-home consumption compared to pre-pandemic levels, the favorable impact of increased at-home meal preparation was less significant in the three months ended August 31, 2022 as compared to the comparable period of 2021. This change in consumer behavior was due in part to a decrease in the prevalence and scale of restrictive measures in place to reduce the spread of COVID-19 in the 2022 period as compared to 2021. Conversely, we continue to see improvements in away-from-home demand associated with the COVID-19 recovery. During the three months ended August 31, 2022, our flavor solutions segment sales improved as away-from-home consumption increased as compared to the corresponding quarter in 2021, in part, due to the continued easing of restrictive COVID-19 mitigation measures in many jurisdictions compared to those that were in place during the third quarter of 2021.

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

2022 Outlook

In 2022, we expect to grow net sales in the range of comparable to the 2021 level to an increase of 2%, which includes an estimated 3% unfavorable impact from currency rates, or 3% to 5% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). That anticipated 2022 sales growth includes the impact of pricing actions taken in 2021 and during fiscal 2022, to partially offset inflationary cost increases. We expect the impact of pricing to be a significant driver of our sales growth. We expect volume and product mix to be impacted by price elasticity, although at a lower level than we have experienced historically. We also anticipate that our volume and product mix will be negatively impacted by the sale of the Kitchen Basics business, the exit of a lower margin product line in late 2021, and the conflict in Ukraine, including the exit of our consumer business in Russia. We plan to drive continued growth through the strength of our brands as well as our brand marketing, category management, new products, and differentiated customer engagement.
We expect our 2022 gross profit margin to range from a 280 to 330 basis point decline from our gross profit margin of 39.5% in 2021. The projected 2022 change in gross profit margin is principally due to the net effect of (i) a high-teen percentage impact of inflation in 2022 compared to 2021, (ii) the impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (iii) anticipated unfavorable sales mix in 2022 between our consumer and flavor solutions segments as compared to 2021, (iv) the favorable impact of anticipated CCI cost savings, and (v) the absence of $11.0 million of transaction and integration expenses and special charges reflected in cost of goods sold in 2021. We expect our 2022 adjusted gross profit margin to range from a 300 to 350 basis points decline from our 2021 adjusted gross profit margin of 39.7%, which excludes the impact of $11.0 million of transaction and integration expenses and special charges.
In 2022, we expect operating income to decline 8% to 10%, which includes an estimated 2% unfavorable impact from currency rates, from the 2021 level. Our CCI-led cost savings target in 2022 is approximately $85 million. We anticipate integration expenses related to the FONA acquisition of approximately $2 million in 2022, as compared to $35.3 million of transaction and integration expenses in 2021. We also expect approximately $46 million of special charges in 2022 that relate to previously approved organization and streamlining actions; in 2021, special charges were $51.1 million. Excluding special charges and transaction and integration expenses, we expect 2022’s adjusted operating income to decline 11% to 13% from 2021, which includes an estimated 2% unfavorable impact from currency rates, or to decline by 9% to 11% on a constant currency basis from the 2021 level.
In 2022, we expect the effects of the sale of the Kitchen Basics business and the termination of interest rate contracts that were entered into to manage our interest rate risk associated with our anticipated issuance of fixed rate debt to favorably impact other income, net by approximately $68 million.
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
Diluted earnings per share was $2.80 in 2021. Diluted earnings per share for 2022 is projected to range from $2.64 to $2.69. Excluding the per share impact of (i) special charges of $0.16; (ii) transaction and integration expenses, including the unfavorable impact of a discrete tax item of $0.04 related to our acquisition of FONA, of $0.14; and (iii) the gain realized upon our sale of an unconsolidated operation of $0.05, adjusted diluted earnings per share was $3.05 in 2021. Adjusted diluted earnings per share, excluding an estimated per share impact from (i) the gain on the sale of Kitchen Basics of $0.14, (ii) special charges of $0.12, (iii) integration expenses of $0.01 is projected to range from $2.63 to $2.68 in 2022. We expect 2022's adjusted diluted earnings per share range to include a 2% unfavorable impact from currency rates, from adjusted diluted earnings per share in 2021.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net sales	$1,595.6	$1,549.4	$4,654.8	$4,587.6
Percent increase	3.0%	8.3%	1.5%	13.5%
Components of percent change in net sales – increase (decrease):
Volume and product mix	(3.1)%	0.7%	(3.6)%	6.0%
Pricing actions	9.7%	0.1%	7.1%	0.2%
Acquisitions	—%	4.5%	0.2%	4.3%
Divestiture	(0.5)%	—%	(0.2)%	—%
Foreign exchange	(3.1)%	3.0%	(2.0)%	3.0%
Gross profit	$566.7	$599.6	$1,650.1	$1,791.7
Gross profit margin	35.5%	38.7%	35.4%	39.1%

Sales for the third quarter of 2022 increased by 3.0% from the prior year level and increased by 6.1% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Unfavorable volume and product mix decreased sales by 3.1%, as growth in our flavor solutions segment was more than offset by unfavorable volume and product mix in our consumer segment. That decrease included a 0.8% impact, as compared to 2021, from the exit of our rice product line in India and exiting our consumer operations in Russia. Pricing actions, taken in response to the inflationary cost environment, increased sales by 9.7% compared to the prior year period. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.5% as compared to 2021. Sales were also impacted by unfavorable foreign currency rates that decreased net sales by 3.1% in the third quarter of 2022 compared to the year-ago quarter and is excluded from our measure of sales growth of 6.1% on a constant currency basis.
Sales for the nine months ended August 31, 2022 increased by 1.5% from the prior year level and by 3.5% on a constant currency basis. Unfavorable volume and product mix decreased sales by 3.6% with growth in our flavor solutions segment being more than offset by a decline in our consumer segment. That decrease included a 0.7% impact, as compared to 2021, from the exit of our rice product line in India and exiting our consumer operations in Russia. In addition, pricing actions, taken in response to the inflationary cost environment, added 7.1% to sales, as compared to the prior year period. Acquisitions and a divestiture added and decreased sales by 0.2% and 0.2%, respectively, both as compared to the prior year period. Sales were impacted by unfavorable foreign currency rates that decreased sales by 2.0% in the nine months ended August 31, 2022 as compared to the year-ago period and is excluded from our measure of sales growth of 3.5% on a constant currency basis.
Gross profit for the third quarter of 2022 decreased by $32.9 million, or 5.5%, from the comparable period in 2021. Our gross profit margin for the three months ended August 31, 2022 was 35.5%, a decrease of 320 basis points from the comparable period in 2021. The decrease in gross profit margin in the quarter ended August 31, 2022 was driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment of 250 basis points, increased commodity, packaging materials and transportation costs and higher conversion costs, each as compared to the 2021 period. These unfavorable impacts were partially offset by cost savings led by our CCI program.
Gross profit for the nine months ended August 31, 2022 decreased by $141.6 million, or 7.9%, from the comparable period in 2021. Our gross profit margin for the nine months ended August 31, 2022 was 35.4%, a decrease of 370 basis points from the same period in 2021 driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment of 240 basis points, increased commodity, packaging materials and transportation costs, higher conversion costs and a less favorable product mix both within and between our segments, each as compared to the 2021 period. These unfavorable impacts were partially offset by cost savings led by our CCI program. In addition, our gross profit for the nine months ended August 31, 2021 was burdened by $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021. Excluding those transaction and integration expenses, adjusted gross profit margin declined 380 basis points to 35.4% in 2022 from 39.2% in 2021.

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Selling, general & administrative expense (SG&A)	$328.1	$327.3	$1,010.6	$1,005.2
Percent of net sales	20.5%	21.1%	21.7%	21.9%
SG&A increased by $0.8 million in the third quarter of 2022 compared to the 2021 level, as unfavorable investment results associated with non-qualified retirement plan assets and increased distribution costs were mostly offset by lower performance-based employee incentive expenses, all as compared to the 2021 period. SG&A as a percentage of net sales decreased by 60 basis points from the prior year level, due to the unfavorable net impact of the previously mentioned factors being more than offset by a higher net sales base as compared to the prior year period.
SG&A increased by $5.4 million in the nine months ended August 31, 2022 compared to the 2021 level, driven by unfavorable investment results associated with non-qualified retirement plan assets, higher investment associated with the implementation of our global enterprise resource planning (ERP) platform, increased distribution costs and SG&A associated with the acquired FONA business, partially offset by lower performance-based employee incentive expenses, all as compared to the 2021 period. SG&A as a percent of net sales for the nine months ended August 31, 2022 decreased by 20 basis points as compared to the prior year level, due primarily the net impact of the previously mentioned factors being more than offset by a higher net sales base as compared to the prior year period.

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	Aug 31, 2022	Aug 31, 2021
Total special charges	$3.4	$5.8	$38.0	$20.6

During the three months ended August 31, 2022, we recorded $3.4 million of special charges. Those special charges principally consisted of $1.0 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), $0.8 million associated with the exit of our consumer business in Russia, and streamlining actions of $0.4 million in the Americas region, and $1.2 million in the EMEA region.

During the nine months ended August 31, 2022, we recorded $38.0 million of net special charges. Those special charges consisted principally of $23.0 million associated with the exit of our consumer business in Russia, $18.4 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $5.7 million in the Americas region and $5.5 million in the EMEA region. These charges were offset by a $13.6 million gain during the nine months ended August 31, 2022, on the sale of our Kohinoor brand, as we exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021, as well as a reversal of $2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.

During the three months ended August 31, 2021, we recorded $5.8 million of special charges, consisting principally of streamlining actions of $1.8 million in the Americas region, $1.7 million in the EMEA region and $0.8 million in the Asia Pacific (APAC) region, and $0.7 million related to our GE initiative.

During the nine months ended August 31, 2021, we recorded $20.6 million of special charges, consisting principally of streamlining actions of $7.0 million in the Americas region, $3.0 million in the EMEA region and $0.8 million in the APAC region, and $0.7 million related to our GE initiative, together with a non-cash asset impairment charge of $6.5 million associated with an administrative site that was exited in conjunction with our decision to employ a hybrid work environment.

Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying financial statements.

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	Aug 31, 2022	Aug 31, 2021
Transaction expenses included in cost of goods sold	$—	$—	$—	$6.3
Other transaction and integration expenses	—	1.3	2.2	27.0
Total transaction and integration expenses	$—	$1.3	$2.2	$33.3

During the nine months ended August 31, 2022, we recorded $2.2 million of integration expenses related to our acquisition of FONA.

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

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Interest expense	$37.9	$33.9	$104.7	$103.3
Other income, net	77.4	3.5	89.9	12.0

Interest expense increased by $4.0 million and $1.4 million for the three and nine months ended August 31, 2022, respectively, as an increase in interest rates was partially offset by a decrease in average total borrowings, as compared to the prior year periods.

Other income, net for the three and nine months ended August 31, 2022 increased by $73.9 million and $77.9 million, respectively. Other income, net for the three and nine months ended August 31, 2022 included a $49.6 million gain on the sale of our Kitchen Basics business and $18.7 million associated with the settlement of treasury lock arrangements, both of which are more fully described in the notes to the accompanying financial statements. The remaining increase was driven by an increase in interest income, as compared to the prior year periods.

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Income from consolidated operations before income taxes	$274.7	$234.8	$584.5	$647.6
Income tax expense	59.3	31.5	115.4	135.5
Effective tax rate	21.6%	13.4%	19.7%	20.9%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income of the current fiscal year include, but are not limited to, excess tax benefits associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, acquisition related deferred tax adjustments, the tax effects associated with a sale of a business and the tax effects of certain intra-entity asset transfers (other than inventory).

Income tax expense for the three months ended August 31, 2022 included $3.8 million of net discrete tax expense consisting principally of the following: (i) $11.6 million of tax expense related to the sale of a business, (ii) $1.4 million of net tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iii) $4.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, and (iv) $1.3 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed.

Income tax expense for the nine months ended August 31, 2022 included $15.5 million of net discrete tax benefits consisting principally of the following: (i) $9.0 million of excess tax benefits associated with stock-based compensation, (ii) $4.1 million of net tax benefits associated with an adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, (iii) $3.9 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation, (iv) $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business, (v) $6.2 million of tax benefits from the resolution of tax uncertainties, including the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (vi) $1.3 million of tax benefits resulting from an adjustment to a prior year tax accrual based on the final return filed, and (vii) $11.6 million of tax expense related to the sale of a business.

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

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Income from unconsolidated operations	$7.5	$9.1	$27.2	$45.8

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased by $1.6 million and $18.6 million for the three and nine months ended August 31, 2022, as compared to the year ago periods. The decrease for the three months ended August 31, 2022 was attributable to lower earnings from joint ventures and the impact of eliminating a higher level of earnings associated with our minority interests, both as compared to the 2021 period. The nine months ended August 31, 2021 include an after-tax gain of $13.4 million on the sale of an unconsolidated operation. The remaining decrease for the nine months ended August 31, 2022 was driven by lower earnings of our largest joint venture, McCormick de Mexico and the impact of eliminating a higher level of earnings associated with our minority interests, both as compared to the 2021 period.
The following table outlines the major components of the change in diluted earnings per share from 2021 to 2022:

	Three months ended August 31,	Nine months ended August 31,
2021 Earnings per share – diluted	$0.79	$2.07
Impact of change in operating income	(0.10)	(0.46)
Increase in special charges, net of taxes	—	(0.05)
Decrease in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	—	0.13
Gain on the sale of a business, net of taxes	0.14	0.14
Increase in other income, excluding gain on the sale of a business	0.07	0.08
Decrease in income from unconsolidated operations	(0.01)	(0.07)
Increase in interest expense	(0.01)	—
Impact of change in effective income tax rate, excluding taxes on special charges, transaction and integration expenses and the sale of a business	(0.06)	(0.01)
2022 Earnings per share – diluted	$0.82	$1.83

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

CONSUMER SEGMENT

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Net sales	$927.9	$921.9	$2,720.1	$2,813.9
Percent increase (decrease)	0.7%	1.2%	(3.3)%	9.4%
Segment operating income	$183.7	$187.8	$475.5	$554.5
Segment operating income margin	19.8%	20.4%	17.5%	19.7%

In the third quarter of 2022, sales of our consumer segment increased 0.7% as compared to the third quarter of 2021 and increased by 3.4% on a constant currency basis. That 0.7% increase included higher sales of our consumer business in the Americas and Asia/Pacific regions, which were partially offset by lower sales in the EMEA region, all as compared to the prior year quarter. Unfavorable volume and product mix decreased consumer segment sales by 5.7% in the third quarter of 2022 as compared to the same period last year, including the effects of lower sales due to the exit of our rice product line in India and exiting our consumer operations in Russia, which collectively had a negative impact of 1.2%, and the impact of price elasticity, all as compared to the third quarter of 2021. Pricing actions, taken in response to increased costs, favorably impacted sales by 10.0% as compared to the prior year period. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.9% as compared to 2021. Sales in the third quarter of 2022 reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 2.7% compared to the year-ago quarter and is excluded from our measure of sales growth of 3.4% on a constant currency basis.

In the Americas region, consumer sales increased 2.8% in the third quarter of 2022 as compared to the same quarter of 2021 and increased by 3.1% on a constant currency basis. For the third quarter of 2022, unfavorable volume and product mix decreased sales by 7.5% as compared to the corresponding period in 2021. This reduction included the unfavorable impact of price elasticity. Pricing actions increased sales by 11.9% as compared to the prior year period. The sale of our Kitchen Basics business unfavorably impacted sales by 1.3% as compared to 2021. The unfavorable impact of foreign currency rates decreased sales by 0.3% in the quarter and is excluded from our measure of sales growth of 3.1% on a constant currency basis.

In the EMEA region, consumer sales decreased 12.7% in the third quarter of 2022 as compared to the same quarter of 2021 and decreased by 0.6% on a constant currency basis. Sales were impacted by unfavorable volume and product mix during the third quarter of 2022 that decreased sales by 7.4% from the prior year level. The decrease was driven by the impact of our operations in Russia and Ukraine. Lower sales of our consumer business in France also contributed to the decrease as compared to the prior year period. Pricing actions, taken in response to the inflationary cost environment, increased sales by 6.8% as compared to the 2021 period. During the third quarter of 2022, an unfavorable impact from foreign currency rates decreased sales by 12.1% compared to the year-ago period and is excluded from our measure of sales decline of 0.6% on a constant currency basis.

In the Asia/Pacific region, consumer sales increased 5.4% in the third quarter of 2022 as compared to the third quarter of 2021 and increased by 10.1% on a constant currency basis. For the quarter ended August 31, 2022, favorable volume and product mix increased sales by 6.9%. The increase was driven by a rebound of sales in China, as the loosening of restrictions associated with COVID-19 resurgences in China earlier in 2022 benefited sales during the quarter ended August 31, 2022. The impact of the exit of our rice product line in India partially offset the sales increase. Pricing actions, taken in response to the inflationary cost environment, increased sales by 3.2% as compared to the prior year period. During the third quarter of 2022, an unfavorable impact from foreign currency rates decreased sales by 4.7% compared to the year-ago period and is excluded from our measure of sales growth of 10.1% on a constant currency basis.

For the nine months ended August 31, 2022, our consumer segment sales decreased 3.3% as compared to the nine months ended August 31, 2021 and decreased by 1.7% on a constant currency basis. That 3.3% sales decrease was driven by lower sales of our consumer business in the EMEA and Asia/Pacific regions during the nine months ended August 31, 2022, as compared to the prior year period. Lower volume and unfavorable product mix decreased sales by 8.3%. That decrease included a 1.0% impact, as compared to 2021, from the exit of our rice product line in India and our consumer operations in Russia. Pricing actions, taken in response to inflationary cost pressures, increased sales by 6.9% in the first nine months of 2022 as compared to the prior year level. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.3% as compared to 2021. An unfavorable impact from foreign currency rates decreased sales by 1.6% compared to the prior year and is excluded from our measure of sales decline of 1.7% on a constant currency basis.

Segment operating income for our consumer segment decreased by $4.1 million, or 2.2%, in the third quarter of 2022 as compared to the third quarter of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, partially offset by CCI-led cost savings, pricing actions in response to increased costs and lower performance-based employee incentive expenses, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 60 basis points from the third quarter of 2021 to 19.8% in the third quarter of 2022. That decrease was principally the result of a decrease in gross margin, including the margin dilutive impact of pricing actions and the impact of the inflationary cost environment, both as compared to 2021. Higher SG&A as a percentage of net sales, including increased brand marketing expense, also contributed to the decrease. On a constant currency basis, segment operating income for our consumer segment decreased by 1.2% in the third quarter of 2022 in comparison to the same period in 2021.

Segment operating income for our consumer segment decreased by $79.0 million, or 14.2%, for the nine months ended August 31, 2022 as compared to the same period in 2021. The decrease in segment operating income was driven by lower sales and increased commodity, transportation and conversion costs, partially offset by pricing actions in response to increased costs, CCI-led cost savings and lower performance-based employee incentive expenses, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 220 basis points from the first nine months of 2021 to 17.5%, driven by a decrease in consumer gross profit margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and a less favorable product mix, which was partially offset by the impact of CCI-led cost savings, all as compared to the 2021 level. Higher SG&A as a percentage of net sales, including increased distribution costs, and the unfavorable impact of fixed and semi-fixed expenses over a lower sales base as compared to the 2021 level, also contributed to the decrease. On a constant currency basis, segment operating income for our consumer segment declined by 13.5% in the nine months ended August 31, 2022 in comparison to the same period in 2021.
FLAVOR SOLUTIONS SEGMENT

	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Net sales	$667.7	$627.5	$1,934.7	$1,773.7
Percent increase	6.4%	20.8%	9.1%	20.6%
Segment operating income	$54.9	$84.5	$164.0	$238.3
Segment operating income margin	8.2%	13.5%	8.5%	13.4%

In the third quarter of 2022, sales of our flavor solutions segment increased by 6.4% as compared to the third quarter of 2021, and increased by 10.1% on a constant currency basis. Favorable volume and product mix increased segment sales by 0.8% in the third quarter of 2022 as compared to the same period in 2021, as growth in our EMEA and Asia/Pacific regions was partially offset by lower sales in our Americas region. Pricing actions, taken in response to increased costs, also increased sales by 9.3% in the third quarter of 2022. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 3.7% compared to the year-ago quarter and is excluded from our measure of sales growth of 10.1% on a constant currency basis.

In the Americas region, flavor solutions sales increased by 9.2% in the third quarter of 2022 as compared to the third quarter of 2021 and increased by 9.6% on a constant currency basis. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 0.7% during the third quarter of 2022, as lower sales to quick service restaurants were partially offset by growth in sales to packaged food and beverage companies, both as compared to the year ago period. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 10.3% during the quarter ended August 31, 2022 as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 0.4% compared to the third quarter of 2021 and is excluded from our measure of sales growth of 9.6% on a constant currency basis.

In the EMEA region, flavor solutions sales decreased by 1.3% in the third quarter of 2022 as compared to the third quarter of 2021 and increased by 11.2% on a constant currency basis. Favorable volume and product mix increased segment sales in the EMEA region by 3.7% as compared to the corresponding period in 2021. That increase included the unfavorable effect of a 0.9% decline associated with lower sales in Russia. The increase was driven by higher sales to quick service restaurants, branded foodservice and package food and beverage company customers. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 7.5% in the third quarter of 2022 as compared to the prior period level. An unfavorable impact from foreign currency rates decreased sales by 12.5% compared to the third quarter of 2021 and is excluded from our measure of sales growth of 11.2% on a constant currency basis.

In the Asia/Pacific region, flavor solutions sales increased 4.8% in the third quarter of 2022 as compared to the third quarter of 2021 and increased by 11.1% on a constant currency basis. Favorable volume and product mix increased sales by 5.0% in the third quarter of 2022 driven by higher sales to our quick service restaurant customers, partially impacted by the timing of customers' promotional activities. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 6.1% as compared to the prior year period. An unfavorable impact from foreign currency rates decreased sales by 6.3% compared to the third quarter of 2021 and is excluded from our measure of sales growth of 11.1% on a constant currency basis.

For the nine months ended August 31, 2022, our flavor solutions sales increased 9.1% as compared to the nine months ended August 31, 2021 and increased by 11.6% on a constant currency basis. Volume and product mix contributed 3.6% of the increase in addition to pricing actions which added 7.4% to sales for the first nine months of 2022, both in comparison to the prior year levels. The incremental impact of our acquisition of FONA added 0.6% to segment sales for the nine months ended August 31, 2022. An unfavorable impact from foreign currency rates decreased sales by 2.5% compared to the prior year and is excluded from our measure of sales growth of 11.6% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $29.6 million, or 35.0%, in the third quarter of 2022 as compared to the third quarter of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, as well as costs related to supply chain investments, which was partially offset by a higher level of sales, including pricing actions in response to the inflationary cost environment, CCI-led cost savings and lower performance-based employee incentive expenses, all as compared to the prior year period. Segment operating margin for our flavor solutions segment decreased by 530 basis points from the prior year level to 8.2% in the third quarter of 2022. That decrease was principally the result of a decrease in gross margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and higher conversion costs, all as compared to the 2021 period. Lower SG&A as a percentage of net sales partially offset the decrease, as compared to the prior year. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 33.7% in the third quarter of 2022 as compared to the same period in 2021.

Segment operating income for our flavor solutions segment decreased by $74.3 million, or 31.2%, for the nine months ended August 31, 2022 as compared to the same period of 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, as well as costs related to supply chain investments, which was partially offset by a higher level of sales, including pricing actions in response to the inflationary cost environment, and CCI-led cost savings, all as compared to the prior year period. Segment operating margin for our flavor solutions segment decreased by 490 basis points in the first nine months of 2022 to 8.5%, driven by a lower segment gross margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and higher conversion costs, including the costs related to our supply chain investments, partially offset by CCI-led cost savings and a decrease in SG&A as percentage of sales, all as compared to the first nine months of 2021. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 28.4% in the nine months ended August 31, 2022, in comparison to the same period in 2021.

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

The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2022	November 30, 2021
Forward foreign currency:
Notional value	$539.5	$583.6
Unrealized net gain	12.6	5.5
Cross currency swaps:
Notional value	882.8	508.5
Unrealized net gain (loss)	49.8	(3.6)
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	August 31, 2022	November 30, 2021
Notional value	$600.0	$350.0
Unrealized net (loss) gain	(30.8)	23.1
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
NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges – Special charges consist of expenses and income associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Special charges for the nine months ended August 31, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021.
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
•Income from sale of unconsolidated operations – We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 12 of the notes to the accompanying financial statements, the sale of our 26% interest in Eastern Condiments Private Ltd (Eastern) resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement for the nine months ended August 31, 2021 as well as the year ended November 30, 2021.
•Gain on sale of Kitchen Basics – We exclude the gain realized upon our sale of the Kitchen Basics business in August 2022. As more fully described in note 11 of the notes to the accompanying financial statements, the pre-tax gain associated with the sale was $49.6 million for the three and nine months ended August 31, 2022.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2021	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2022
		August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Gross profit	$2,494.6	$566.7	$599.6	$1,650.1	$1,791.7
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	—	—	6.3
Impact of special charges included in cost of goods sold (2)	4.7	—	—	—	—
Adjusted gross profit	$2,505.6	$566.7	$599.6	$1,650.1	$1,798.0
Adjusted gross profit margin (3)	39.7%	35.5%	38.7%	35.4%	39.2%

Operating income	$1,015.1	$235.2	$265.2	$599.3	$738.9
Impact of transaction and integration expenses included in cost of goods sold (1)	6.3	—	—	—	6.3
Impact of other transaction and integration expenses (1)	29.0	—	1.3	2.2	27.0
Impact of special charges included in cost of goods sold (2)	4.7	—	—	—	—
Impact of other special charges (2)	46.4	3.4	5.8	38.0	20.6
Adjusted operating income	$1,101.5	$238.6	$272.3	$639.5	$792.8
Adjusted operating income margin (4)	17.4%	15.0%	17.6%	13.7%	17.3%

Income tax expense	$192.7	$59.3	$31.5	$115.4	$135.5
Impact of transaction and integration expenses (1)	(2.7)	—	1.2	0.6	(3.1)
Impact of special charges	7.1	0.7	1.4	10.7	4.9
Impact of sale of Kitchen Basics	—	(11.6)	—	(11.6)	—
Adjusted income tax expense	$197.1	$48.4	$34.1	$115.1	$137.3
Adjusted income tax rate (5)	20.1%	21.2%	14.1%	20.0%	19.6%

Net income	$755.3	$222.9	$212.4	$496.3	$557.9
Impact of transaction and integration expenses (1)	38.0	—	0.1	1.6	36.4
Impact of special charges (2)	44.0	2.7	4.4	27.3	15.7
Impact of after-tax gain on sale of Kitchen Basics	—	(38.0)	—	(38.0)	—
Impact of after-tax gain on sale of unconsolidated operation	(13.4)	—	—	—	(13.4)
Adjusted net income	$823.9	$187.6	$216.9	$487.2	$596.6

Earnings per share – diluted	$2.80	$0.82	$0.79	$1.83	$2.07	$2.64 to $2.69
Impact of transaction and integration expenses (1)	0.14	—	—	0.01	0.14	0.01
Impact of special charges (2)	0.16	0.01	0.01	0.10	0.05	0.12
Impact of after-tax gain on sale of Kitchen Basics	—	(0.14)	—	(0.14)	—	(0.14)
Impact of after-tax gain on sale of unconsolidated operation	(0.05)	—	—	—	(0.05)	—
Adjusted earnings per share – diluted	$3.05	$0.69	$0.80	$1.80	$2.21	$2.63 to $2.68

(1)	Transaction and integration expenses include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include the effect of the fair value adjustment to acquired inventories on cost of goods sold and the impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA. The discrete tax item had a favorable impact of $1.0 million for the three months ended August 31, 2021, a net unfavorable impact of $10.4 million or $0.04 per diluted share for the nine months ended August 31, 2021, and a net unfavorable impact of $10.4 million or $0.04 per diluted share for the year ended November 30, 2021.

(2)	Special charges are more fully described in note 2 of notes to our accompanying consolidated financial statements. Special charges for the year ended November 30, 2021 include $4.7 million which is reflected in Cost of goods sold and an $11.2 million non-cash impairment charge associated with the impairment of certain intangible assets. Special charges for the nine months ended August 31, 2022 include a $10.0 million non-cash intangible asset impairment charge associated with our exit of our business operations in Russia. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. Special charges for the nine months ended August 31, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name.

(3)	Adjusted gross profit margin is calculated as adjusted gross profit as a percentage of net sales for each period presented.

(4)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(5)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges, and for 2022, the gain on a sale of a business, of $228.5 million and $575.1 million for the three and nine months ended August 31, 2022, respectively, $241.9 million and $701.5 million for the three and nine months ended August 31, 2021, respectively, and $982.2 million for the year ended November 30, 2021.

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

Rates of constant currency growth (decline) follow:

	Three months ended August 31, 2022
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.8%	(0.3)%	3.1%
EMEA	(12.7)%	(12.1)%	(0.6)%
Asia/Pacific	5.4%	(4.7)%	10.1%
Total Consumer	0.7%	(2.7)%	3.4%
Flavor Solutions segment:
Americas	9.2%	(0.4)%	9.6%
EMEA	(1.3)%	(12.5)%	11.2%
Asia/Pacific	4.8%	(6.3)%	11.1%
Total Flavor Solutions	6.4%	(3.7)%	10.1%
Total net sales	3.0%	(3.1)%	6.1%

Adjusted operating income:
Consumer segment	(2.2)%	(1.0)%	(1.2)%
Flavor Solutions segment	(35.0)%	(1.3)%	(33.7)%
Total adjusted operating income	(12.4)%	(1.1)%	(11.3)%

	Nine months ended August 31, 2022
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	0.2%	(0.1)%	0.3%
EMEA	(15.1)%	(7.7)%	(7.4)%
Asia/Pacific	(5.1)%	(0.8)%	(4.3)%
Total Consumer	(3.3)%	(1.6)%	(1.7)%
Flavor Solutions segment:
Americas	10.9%	(0.2)%	11.1%
EMEA	8.1%	(9.6)%	17.7%
Asia/Pacific	(0.2)%	(3.5)%	3.3%
Total Flavor Solutions	9.1%	(2.5)%	11.6%
Total net sales	1.5%	(2.0)%	3.5%

Adjusted operating income:
Consumer segment	(14.2)%	(0.7)%	(13.5)%
Flavor Solutions segment	(31.2)%	(2.8)%	(28.4)%
Total adjusted operating income	(19.3)%	(1.3)%	(18.0)%
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

Projections for the Year Ending November 30, 2022
Percentage change in net sales	0% to 2%
Impact of unfavorable foreign currency exchange	3%
Percentage change in net sales in constant currency	3% to 5%

Percentage change in adjusted operating income	(11)% to (13)%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted operating income in constant currency	(9)% to (11)%

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2022	August 31, 2021

Net cash provided by operating activities	$250.1	$372.9
Net cash used in investing activities	(55.5)	(830.6)
Net cash (used in) provided by financing activities	(173.7)	347.0
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
In the condensed consolidated cash flow statement, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired or disposed operating assets and liabilities, as the cash flow associated with acquisitions or dispositions of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Operating Cash Flow — Net cash provided by operating activities of $250.1 million for the nine months ended August 31, 2022, decreased $122.8 million from the same period of 2021. This decrease was primarily driven by lower net income, including the effect of net income associated with the gain on sale of our Kitchen Basics business and an intangible asset that are reflected as investing cash flows.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of August 31, 2022 and November 30, 2021, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $360.4 million and $274.3 million, respectively.
Investing Cash Flow — Cash used in investing activities of $55.5 million for the nine months ended August 31, 2022 decreased by $775.1 million as compared to $830.6 million for the corresponding period in 2021. Our primary investing cash flows include the usage of cash associated with our acquisition of businesses and capital expenditures and cash provided by sale of businesses, unconsolidated operations or other assets. Cash usage related to the acquisition of businesses was $706.4 million during the nine months ended August 31, 2021, principally related to our acquisition of FONA. Investing cash flow for the nine months ended August 31, 2022 includes $95.2 million net cash proceeds received from the sale of our Kitchen Basics business and $13.6 million net cash proceeds received on the sale of the Kohinoor brand name. During the first nine months of 2022, capital expenditures decreased by $23.1 million from the 2021 level to $166.8 million. We expect 2022 capital expenditures to approximate $300 million to support our planned growth, including the multi-year program to replace our global enterprise resource planning (ERP) system and other initiatives.
Financing Cash Flow — Financing activities used cash of $173.7 million for the first nine months of 2022, as compared to the corresponding period in 2021 when financing activities provided cash of $347.0 million. The variability between years is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Nine months ended
	August 31, 2022	August 31, 2021

Net increase (decrease) in short-term borrowings	$898.1	$(118.9)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	999.6
Repayments of long-term debt	(768.7)	(255.3)
Net cash provided by borrowing activities	$129.4	$625.4
During the nine months ended August 31, 2022, we repaid the $750 million, 2.70% notes that matured on August 15, 2022.
During the nine months ended August 31, 2021, we issued $500.0 million of 0.90% notes due February 15, 2026, with net cash proceeds received of $495.7 million. We also issued $500.0 million of 1.85% notes due February 15, 2031, with net cash proceeds received of $492.8 million. The net proceeds from these issuances were used to pay down short-term borrowings, including a portion of the $1,443.0 million of commercial paper issued to fund our acquisitions of Cholula and FONA, and for general corporate purposes. During the nine months ended August 31, 2021, we repaid the $250 million, 3.90% notes that matured on July 8, 2021.
The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2022 and 2021 (in millions):

	2022	2021
Number of shares of common stock repurchased	0.29	0.04
Dollar amount	$26.1	$3.2
As of August 31, 2022, $549.9 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the nine months ended August 31, 2022, we received proceeds of $39.9 million from exercised stock options as compared to $10.5 million received in the corresponding 2021 period. We repurchased $19.4 million and $13.3 million of common stock during the nine months ended August 31, 2022 and 2021, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $297.5 million, or a per share quarterly dividend of $0.37, in the first nine months of 2022 from $272.4 million, or a per share quarterly dividend of $0.34, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.

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
At August 31, 2022 and 2021, we temporarily used $157.3 million and $329.3 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2022 and 2021 were $968.1 million and $1,023.7 million, respectively. Those average short-term borrowings outstanding for the nine months ended August 31, 2022 included average commercial paper outstanding of $930.2 million. Total average debt outstanding for the nine months ended August 31, 2022 and 2021 was $5,439.8 million and $5,564.8 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2022, the exchange rates for the British pound sterling, Euro, Chinese renminbi, Canadian dollar, Australian dollar and Polish zloty were lower than the U.S. dollar at November 30, 2021.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
During the three months ended August 31, 2022, we entered into a 364-day $500 million revolving credit facility, which will expire in July 2023. The current pricing for the credit facility, on a fully drawn basis, is SOFR + 1.23%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR + 1.60%. The provisions of this revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio, consistent with our current five-year revolving credit facility. We do not expect that this covenant would limit our access to this revolving credit facility for the foreseeable future.

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
We generally use our revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of our working capital. We engage in regular communication with all banks participating in our credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments.
Material Cash Requirements
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our $500 million, 364-day revolving credit facility matures in July 2023. Our other cash requirements include raw material purchases, lease payments, income taxes, and pension and postretirement benefits.
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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, transaction and integration expenses, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan.” These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the company, including the acquisitions of Cholula and FONA; the expected impact of the inflationary cost environment, including commodity, packaging materials and transportation costs on our business; the expected impact of pricing actions on the company's results of operations and gross margins; the impact of price elasticity on our sales volume and mix; the expected impact of factors affecting our supply chain, including transportation capacity, labor shortages, and absenteeism; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program and global enablement initiative; the impact of the Russia-Ukraine conflict, including the potential for broader economic disruption; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt, working capital needs, planned capital expenditures, as well as quarterly dividends and the ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; the company's ability to drive productivity improvements, including those related to our CCI program; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the Russia-Ukraine conflict, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations;

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
An economic recession, downturn, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending as well as demand for our products.
We are a manufacturer and distributor of flavor products. As such, many of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises (such as the impact of the current COVID-19 coronavirus pandemic), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are uncertain and volatile, due in part to the impacts of COVID-19 and related restrictions and mitigation measures, as well as the potential impacts of increasing inflation, geopolitical uncertainties, and any sanctions, restrictions or responses to those conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand may have a material negative impact on our business, financial conditions or results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2022 to June 30, 2022	CS – 8,080	$84.44	8,080	$562 million
	CSNV – 2,500	$84.44	2,500
July 1, 2022 to July 31, 2022	CS – 145,244	$84.54	145,244	$550 million
	CSNV – 756	$84.65	756
August 1, 2022 to August 31, 2022	CS – 0	$—	—	$550 million
	CSNV – 0	$—	—
Total	CS – 153,324	$84.53	153,324	$550 million
	CSNV – 3,256	$84.49	3,256

As of August 31, 2022, $549.9 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2022, we issued 136,897 shares of CSNV in exchange for shares of CS and issued 4,945 shares of CS in exchange for shares of CSNV.
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
(iv)Form of 3.50% Notes due 2023, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated August 14, 2013, File No. 1-14920, as filed with the Securities and Exchange Commission on August 19, 2013.
(v)Form of 3.15% Notes due 2024, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(vi)Form of 3.25% Notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.
(vii)Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(viii)Form of 4.20% Notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.

(ix)Form of 2.50% Notes due 2030, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated April 13, 2020, File No. 1-14920, as filed with the Securities and Exchange Commission on April 16, 2020.
(x)Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xi)Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xii)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xiii) of McCormick's Form 10-K for the fiscal year ended November 30, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on January 27, 2022.

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*
(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*

(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiii)Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.*
(xiv)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xv)Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*
(xvi)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications             Filed herewith
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2022, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2022, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

October 6, 2022	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

October 6, 2022	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer